Form 10-Q
period 1995-09-30
AIR TRANSPORTATION HOLDING CO INC
filed 1995-11-07
CIK 353184

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended             September 30, 1995
Commission File Number     0-11720

            AIR TRANSPORTATION HOLDING COMPANY, INC.
            (Exact name of registrant as specified in its charter)

      Delaware                              52-1206400
 (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)         Identification No.)

          Post Office Box 488, Denver, North Carolina  28037
             (Address of principal executive offices)

                           (704) 377-2109
           (Registrant's telephone number, including area code)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes   X                 No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      2,802,933 Common Shares, par value of $.25 per share were outstanding as of October 31, 1995.


This filing contains 15 pages.
The exhibit index is on page 13.

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Consolidated Statements of Earnings
      for the three and six-month periods ended
      September 30, 1995 and 1994 (Unaudited). . . . . . . . . . . . . . . . 3

      Consolidated Balance Sheets at
      September 30, 1995 (Unaudited)
      and March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . 4

      Consolidated Statements of Cash
      Flows for the six-month periods
      ended September 30, 1995 and 1994 (Unaudited). . . . . . . . . . . . . 5

      Notes to Consolidated Financial
      Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . 6-7

      Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .8-10


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11-12


      Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13


      Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14-15

           AIR TRANSPORTATION HOLDING COMPANY, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                     Three Months Ended         Six Months
Ended
                                September 30,            September 30,
                               1995       1994         1995         1994
Operating Revenues:
  Cargo                   $ 4,760,715  4,587,865    $ 9,313,132   8,886,539
  Maintenance and other     3,933,369  3,493,008      7,744,734   7,245,532
                            8,694,084  8,080,873     17,057,866  16,132,071


Operating Expenses:
  Flight operations         3,420,820  2,913,812      5,943,335   5,789,088
  Maintenance               3,733,058  3,516,919      7,939,467   7,092,199
  General and admin           915,120    835,983      1,875,142   1,691,088
  Depr & amortization         121,038    121,566        246,783     214,372
                            8,190,036  7,388,280     16,004,727  14,786,747

Operating Income              504,048    692,593      1,053,139   1,345,324


Non-operating Income:
Gain on sale of
  assets & other                  159      1,332        263,081          13


Earnings Before
  Income Taxes                504,207    693,925      1,316,220   1,345,337
Provision For
  Income Taxes                203,649    260,700        496,113     481,400

Net Earnings              $   300,558    433,225    $   820,107     863,937





Weighted Average Shares     3,058,651  3,368,978      3,081,150   3,368,978



Net Earnings Common Share   $    0.10       0.13      $    0.27        0.26



See notes to consolidated financial statements.



           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                          September 30, 1995   March 31, 1995
                                              (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents                  $  3,710,829        3,380,885
   Accounts receivable, net                      2,407,776        3,366,286
   Expendable parts and supplies                   345,849          269,653
   Prepaid expense and other                        17,096           41,096
   Deferred tax asset, net                         376,362          440,000
    Total Current Assets                         6,857,912        7,497,920

Property and equipment                           3,203,258        3,313,664
   Less accumulated depreciation                (1,504,500)      (1,271,750)
                                                 1,698,758        2,041,914

Excess cost of subsidiary                          251,001          429,167
Deferred tax asset, net                                 -           135,620
Other                                               54,861           56,435
                                              $  8,862,532       10,161,056



LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                           $    249,879        1,574,438
   Accrued liabilities                           1,067,229        1,401,275
   Income taxes                                     48,460           41,054
   Current maturities of long term debt              6,339            4,437
     Total Current Liabilities                   1,371,907        3,021,204

 Long-Term Debt, Less Current Maturities             6,679            9,838

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                     -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,802,933 and
     2,865,933 shares issued                       700,733          716,483
   Additional paid in capital                    7,641,298        7,891,108
   Deficit                                      (  858,085)      (1,477,577)
                                                 7,483,946        7,130,014
                                               $ 8,862,532       10,161,056



See notes to consolidated financial statements.





           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      Six Months Ended
                                                           September 30,
                                                    1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                $   820,107          863,937
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                 246,783          214,372
     Change in deferred tax asset                  199,258          131,700
     Charge in lieu of income taxes                142,173          160,100
     Working capital changes:
        Accounts receivable                        958,510          913,568
        Parts and supplies                         (76,196)        (148,251)
        Prepaid expense and other                   25,574           (4,835)
        Accounts payable                        (1,324,559)         258,586
        Accrued expenses                          (334,046)        (246,292)
        Income taxes payable                         7,406          (11,113)
         Total adjustments                        (155,097)       1,267 835
    Net cash provided by
       operating activities                        665,010        2,131,772

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           (130,791)        (768,282)
   Net proceeds from disposal of equipment         263,157           23,428
   Collection of officer note receivable                -           280,000
     Net cash provided by (used in)
        investing activities                       132,366         (464,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                       (1,257)          (2,630)
   Repurchase of common stock                     (269,560)              -
   Exercise of stock options                         4,000               -
   Dividend                                       (200,615)        (174,746)
   Net cash used in financing activities          (467,432)        (177,376)


NET INCREASE IN CASH & CASH EQUIVALENTS            329,944        1,489,542
CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                     3,380,885        1,748,259

CASH & CASH EQUIVALENTS AT END OF PERIOD       $ 3,710,829        3,237,801


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                  $       130              481
     Income/Franchise taxes                         75,579          221,231

See notes to consolidated financial statements.


                        AIR TRANSPORTATION HOLDING COM

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of September 30, 1995, the Consolidated Statements of Earnings for the three and six-month periods ended September 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the three-month periods ended September 30, 1995 and 1994 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1995, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as of the beginning of fiscal 1994. The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company's deferred tax asset is broken down between current and noncurrent amounts in the accompanying September 30, 1995 and March 31, 1995 consolidated balance sheets.

      The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $43,000 and $58,000, respectively, during the six months ended September 30, 1995 and 1994. Of the valuation allowance of approximately $377,000, approximately $365,000 relates to potential benefits from pre-acquisition carryforwards. Benefits derived from these carryforwards, amounting to $189,000 and $160,000, respectively, during the six months ended September 30, 1995 and 1994, have been credited directly to goodwill.

      The income tax provisions for the three and six months ended September 30, 1995 and 1994 differ from the federal statutory rate primarily as a result of state income taxes and reductions in the valuation allowance.

      The Company has federal net operating loss carryforwards available for tax return purposes of approximately $1,300,000. These carryforwards expire in varying amounts from 1996 to 1997. The potential utilization of certain of these carryforwards is subject to the separate return limitation rules pursuant to Treasury regulations. These carryforwards, to the extent realized, will result in a reduction of goodwill, until goodwill is reduced to zero.


C.  Net Earnings Per Share

     Primary earnings per share has been compiled by dividing net earnings by weighted average number of common shares outstanding during each period. There was no difference between primary and fully diluted earnings per share. Shares issuable under employee stock options are considered common share equivalents and were included in the weighted average common shares as of September 30, 1995 and 1994.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations

     The Company's revenue is generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly under contracts with a major express delivery company out of 60 cities, principally located in 28 states in the eastern half of the United States, Puerto Rico, Canada and the Virgin Islands. On October 1, 1993, the Company organized Mountain Aircraft Services, LLC (MAS) to engage in the sale of commercial aircraft parts and provide aircraft engine overhaul management and component repair services. Revenues from this operation contributed approximately $1,749,000 and $477,000, respectively, to the Company's revenues for the six months ended September 30, 1995 and 1994.

      Under the terms of its dry-lease service contracts (which currently cover approximately 97% of the revenue aircraft operated), the Company passes through to its customer certain cost components of its air freight operations without markup. The cost of fuel, landing fees, outside maintenance, aircraft certification and conversion, parts and certain other direct operating costs are included in operating expenses and billed to the customer, as cargo and maintenance revenue.

     Consolidated revenue increased $926,000 (5.7%) to $17,058,000 for the six-month period ended September 30, 1995 and $613,000 (7.6%) for the three-month period ended September 30, 1995 compared to their equivalent 1994 periods. The change in revenue primarily resulted from increases in cargo revenue generated by Company-owned aircraft and other revenue related to the expansion of MAS, partially offset by decreases in cargo maintenance billing.

     Operating expenses increased $1,218,000 (8.2%) to $16,005,000 for the six-month period ended September 30, 1995 and $802,000 (10.9%) for the three-month period ended September 30, 1995 compared to their equivalent 1994 periods. The increase in operating expenses for the six-month period consisted of the following changes: cost of flight operations increased $154,000 (2.7%); maintenance expense increased $847,000 (11.9%), primarily as a result of increases in cost of sales related to aircraft parts sold by MAS; depreciation increased $32,000 (15.1%) due to additional depreciation related to the start-up of the MAS component repair facility, the acquisition of computer system hardware, maintenance and office equipment; general and administrative expense increased $184,000 (10.9%) as a result of increased staffing at MAS, increases in stockholder-related expense, employee benefits and wage rates.

      The $263,000 increase, for the six-month period September 30, 1995, in non-operating income reflects gain on disposal of Company-owned aircraft.

     Pretax earnings decreased $29,000 and $190,000 for the six and three-month periods ended September 30, 1995 compared to 1994. The decreases were due to the above mentioned increased administration and depreciation cost and decreased cargo aircraft maintenance revenue which was partially offset by the first quarter fiscal 1996 gain on disposal of Company-owned aircraft.

      The provision for income taxes for the six-month period ended September 30, 1995 increased $15,000 and decreased $57,000 for the three-month period ended September 30, 1995 compared to their respective fiscal 1995 periods. Both periods experienced increased effective tax rates due to the complete utilization of certain net operating loss carryforwards during the second quarter of fiscal 1995. Utilization of the above NOL's in fiscal 1995 increased the effective Federal income tax rate on certain subsidiary income in fiscal 1996 (see Note B. Income Taxes).


Liquidity and Capital Resources

     As of September 30, 1995 the Company's working capital amounted to $5,486,000, an increase of $1,009,000 compared to March 31, 1995. The net increase, primarily resulted from profitable operations and disposal of aircraft, as reflected by a $1,659,000 decrease in accounts payable and accrued liabilities, partially offset by a $959,000 decrease in accounts receivable.

     In January 1995 the Company obtained an accounts receivable and inventory financing line from a new bank lender. The line, which provides credit, at the lender's prime rate, in the aggregate of up to $2,250,000, extends to January 1996. Substantially all of the Company's non-aircraft assets have been pledged as collateral under this financing and other loan arrangements. As of September 30, 1995, the Company was in a net investment position against its credit line and had $1,013,000 available to borrow. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

      The respective six-month periods ended September 30, 1995 and 1994 resulted in the following changes in cash flow: operating activities provided $665,000 and $2,132,000, investing activities provided $132,000 and used $465,000 and financing activities used $467,000 and $177,000. Net cash increased $330,000 and $1,490,000 for the respective six-month periods ended September 30, 1995 and 1994.

      Cash provided by operating activities was $1,467,000 less for the six months ended September 30, 1995 compared to the similar 1994 period. This was primarily due to reductions in accounts payable. Cash provided by investing activities for the six months ended September 30, 1995 was approximately $597,000 more than the comparable period in 1994, principally due to the acquisition of two aircraft in fiscal 1995 and the disposal of two aircraft in fiscal 1996. Cash used in financing activities was $290,000 more in the 1995 six month period due to the repurchase of common stock.

      During the six months ended September 30, 1995 the Company repurchased 67,000 shares of its common stock at a total cost of $269,000. Pursuant to its previously announced stock repurchase program, $563,000 remains available for repurchase of common stock.

     There are currently no commitments for significant capital expenditures and none are anticipated during the current fiscal year. The Company paid a $.07 per share cash dividend in May 1995; no determination has been made whether additional dividends will be paid in the future.


Impact of Inflation

     The Company believes the impact of inflation and changing prices on its revenues and earnings is not material since the major cost components of its operations, consisting principally of fuel, aircraft, crew and certain maintenance costs are passed thru to its customer under current contract terms.

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

No.                          Description

 4.1        Specimen Common Stock Certificate, incorporated by reference to
            Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.1 Domestic Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, Inc., incorporated by reference to Exhibit 10.4 to Amendment No. 1 on form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.2 Form of option to purchase the following amounts of Common Stock issued by the Company to the following executive officers during the following fiscal years ended March 31:

                                              Number of Shares
             Executive Officer          1993       1992        1991

             J. Hugh Bingham          150,000     150,000    200,000
             Walter Clark             100,000     100,000    100,000
             John J. Gioffre          100,000     100,000    125,000
             William H. Simpson       200,000     200,000    300,000

                 incorporated by reference to Exhibit 10.8 of the Company's
            Annual         Report on Form 10-K for the fiscal year ended March
            31, 1993.


10.3 Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Corporation., incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

10.4 Loan Agreement among NationsBank of North Carolina, N.A. the Company and its subsidiaries, dated January 12, 1995, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

11.1        Computation of primary and fully diluted earnings per share.

27.1         Financial Data Schedule

        (b) None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:    November 01, 1995      ___________________________
                              David Clark, Chief Executive Officer

Date:    November 01, 1995      ___________________________
                           John J. Gioffre, Vice President-Finance

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  November 01, 1995              /s/ David Clark
                             David Clark, Chief Executive Officer

Date:  November 01, 1995              /s/ John Gioffre
                             John J. Gioffre, Vice President-Finance

                   AIR TRANSPORTATION HOLDING COMPANY, INC.

                                 EXHIBIT INDEX

Exhibit                                                      PAGE


11.1    Computation of Primary and Fully Diluted
           Earnings Per Common Share........................... 14

27.1    Financial Data Schedule................................ 15