Form 10-Q
period 1995-12-31
AIR TRANSPORTATION HOLDING CO INC
filed 1996-02-08
CIK 353184

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


              For Quarter Ended             December  31, 1995
              Commission File Number     0-11720

            AIR TRANSPORTATION HOLDING COMPANY, INC.
            (Exact name of registrant as specified in its charter)

      Delaware                              52-1206400
 (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)         Identification No.)

          Post Office Box 488, Denver, North Carolina  28037
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

      2,693,933 Common Shares, par value of $.25 per share were outstanding as of January 31, 1996.


This filing contains    pages.
The exhibit index is on page 13.

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Consolidated Statements of Earnings
      for the three and nine-month periods ended
      December 31, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . . . . 3

      Consolidated Balance Sheets at
      December 31, 1995 (Unaudited)
      and March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . 4

      Consolidated Statements of Cash
      Flows for the nine-month periods
      ended December 31, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . 5

      Notes to Consolidated Financial
      Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . 6-7

      Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .8-10


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11-12


      Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13


      Exhibits . . . .  . . . . . . . . . . . . . . . . . . . . . . . . .14-84

           AIR TRANSPORTATION HOLDING COMPANY, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                             Three Months Ended        Nine Months
Ended
                                December 31,             December 31,
                               1995       1994         1995         1994
Operating Revenues:
  Cargo                   $ 4,804,623  4,695,368    $14,117,755  13,581,907
  Maintenance and other     3,957,251  3,426,096     11,701,985  10,671,628
                            8,761,874  8,121,464     25,819,740  24,253,535


Operating Expenses:
  Flight operations         3,078,322  3,162,253      9,021,657   8,951,341
  Maintenance               3,863,942  3,313,436     11,803,410  10,405,635
  General and admin         1,037,755    879,841      2,912,896   2,571,488
  Depr & amortization         119,104    153,122        365,887     367,494
                            8,099,123  7,508,652     24,103,850  22,295,958

Operating Income              662,751    612,812      1,715,890   1,957,577


Non-operating Income:
Gain on sale of assets           (376)     -           (263,457)       (572)


Earnings Before
  Income Taxes                663,127    612,812      1,979,347   1,958,149
Provision For
  Income Taxes                309,339    228,800        805,452     710,200

Net Earnings              $   353,108    384,012    $ 1,173,895   1,247,949





Weighted Average Shares     2,982,343  3,291,251      3,048,215   3,338,896



Net Earnings Per Share      $    0.12       0.12      $    0.38        0.37



See notes to consolidated financial statements.



           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                          December 31, 1995    March 31, 1995
ASSETS                                        (Unaudited)
 Current Assets:
   Cash and cash equivalents                  $  4,211,866        3,380,885
   Accounts receivable, net                      2,075,600        3,366,286
   Expendable parts and supplies                   493,447          269,653
   Prepaid expense and other                         5,096           41,096
   Deferred tax asset, net                         283,397          440,000
    Total Current Assets                         7,069,406        7,497,920

 Property and Equipment                          3,233,058        3,313,664
   Less accumulated depreciation                (1,581,989)      (1,271,750)
                                                 1,651,069        2,041,914

 Excess Cost of Subsidiary                         165,794          429,167
 Deferred Tax Asset, net                                -           135,620
 Other                                              54,860           56,435
                                              $  8,941,129       10,161,056



LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                           $    166,207        1,574,438
   Accrued liabilities                           1,203,514        1,401,275
   Income taxes                                    201,783           41,054
   Current maturities of long-term debt              5,892            4,437
     Total Current Liabilities                   1,577,396        3,021,204

 Long-Term Debt, Less Current Maturities             5,174            9,838

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                     -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,693,933 and
     2,865,933 shares issued                       673,483          716,483
   Additional paid in capital                    7,287,048        7,891,108
   Deficit                                      (  601,972)      (1,477,577)
                                                 7,358,559        7,130,014
                                              $  8,941,129       10,161,056



See notes to consolidated financial statements.





           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Nine Months Ended
                                                           December 31,
                                                    1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                $ 1,173,895        1,247,949
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                 365,887          367,494
     Change in deferred tax asset                  292,223          120,200
     Charge in lieu of income taxes                209,383          233,400
     Other changes:
        Accounts receivable                      1,290,686          524,215
        Parts and supplies                        (223,794)        (149,586)
        Prepaid expense and other                   37,575           (4,910)
        Accounts payable                        (1,408,231)        (158,664)
        Accrued expenses                          (197,761)        (214,903)
        Income taxes payable                       160,729          142,077
         Total adjustments                         526,697          859,323
    Net cash provided by
       operating activities                      1,700,592        2,107,272

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           (184,209)        (864,401)
   Net proceeds from disposal of equipment         263,157           35,428
   Collection of officer note receivable                -           280,000
     Net cash provided by (used in)
        investing activities                        78,948         (548,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                       (3,209)          (3,972)
   Repurchase of common stock                     (748,735)        (482,400)
   Exercise of stock options                         4,000               -
   Dividend                                       (200,615)        (174,746)
   Net cash used in financing activities          (948,559)        (661,118)


NET INCREASE IN CASH & CASH EQUIVALENTS            830,981          897,181
CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                     3,380,885        1,748,259

CASH & CASH EQUIVALENTS AT END OF PERIOD       $ 4,211,866        2,645,400


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                  $       664              810
     Income/Franchise taxes                        229,020          359,327

See notes to consolidated financial statements.


                        AIR TRANSPORTATION HOLDING COM

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of December 31, 1995, the Consolidated Statements of Earnings for the three and nine-month periods ended December 31, 1995 and 1994 and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1995 and 1994 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1995, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995. The results of operations for the period ended December 31 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as of the beginning of fiscal 1994. The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company's deferred tax asset is broken down between current and noncurrent amounts in the accompanying December 31, 1995 and March 31, 1995 consolidated balance sheets.

      The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $99,000 and $83,000, respectively, during the nine months ended December 31, 1995 and 1994. Of the valuation allowance of approximately $254,000, approximately $220,000 relates to potential benefits from pre-acquisition carryforwards. Benefits derived from these carryforwards, amounting to $209,000 and $237,000, respectively, during the nine months ended December 31, 1995 and 1994, have been credited directly to goodwill.

      The income tax provisions for the three and nine months ended December 31, 1995 and 1994 differ from the federal statutory rate primarily as a result of state income taxes and reductions in the valuation allowance.

      The Company has federal net operating loss carryforwards available for tax return purposes of approximately $1,100,000. These carryforwards expire in varying amounts from 1996 to 1997. The potential utilization of certain of these carryforwards is subject to the separate return limitation rules pursuant to Treasury regulations. These carryforwards, to the extent realized, will result in a reduction of goodwill, until goodwill is reduced to zero.


C.  Net Earnings Per Share

     Primary earnings per share has been compiled by dividing net earnings by weighted average number of common shares outstanding during each period. There was no difference between primary and fully diluted earnings per share. Shares issuable under employee stock options are considered common share equivalents and were included in the weighted average common shares as of December 31, 1995 and 1994.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations

     The Company's revenue is generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly under contracts with a major express delivery company out of 60 cities, principally located in 28 states in the eastern half of the United States, Puerto Rico, Canada and the Virgin Islands. In 1993, the Company organized Mountain Aircraft Services, LLC (MAS) to engage in the sale of commercial aircraft parts and provide aircraft engine overhaul management and component repair services. Revenues from this operation contributed approximately $2,743,000 (10.6%) and $803,000 (3.3%), respectively, to the Company's revenues for the nine months ended December 31, 1995 and 1994.

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

     Consolidated revenue increased $1,566,000 (6.5%) to $25,820,000 for the nine-month period ended December 31, 1995 and $640,000 (7.9%) for the three-month period ended December 31, 1995 compared to their equivalent 1994 periods. The change in revenue primarily resulted from increases in cargo revenue generated by an increase in the number of customer-owned aircraft operated and increased utilization of company-owned aircraft and other revenue related to the expansion of MAS, partially offset by decreases in cargo maintenance billing.

     Operating expenses increased $1,808,000 (8.1%) to $24,104,000 for the nine-month period ended December 31, 1995 and $590,000 (7.9%) for the three-month period ended December 31, 1995 compared to their equivalent 1994 periods. The increase in operating expenses for the nine-month period consisted of the following changes: cost of flight operations increased $70,000 (0.8%) primarily due to increase in pilots; maintenance expense increased $1,398,000 (13.4%), primarily as a result of increases in cost of sales related to aircraft parts sold by MAS; depreciation decreased $2,000 (0.4%); general and administrative expense increased $341,000 (13.3%) as a result of increased staffing at MAS, cost associated with the Company's future relocation of maintenance operations and increased employee benefits and salary and wage rates.

      The $263,000 increase, for the nine-month period December 31, 1995, in non-operating income reflects a gain on disposal of Company-owned aircraft.

     Pretax earnings increased $21,000 and $50,000 respectively, for the nine and three-month periods ended December 31, 1995 compared to 1994. The increases were due to the gain on disposal of Company-owned aircraft and increased earnings by MAS, partially offset by increased administration cost and decreased cargo aircraft maintenance revenue.

      The provision for income taxes for the nine-month period ended December 31, 1995 increased $95,000, and $81,000 for the three-month period ended December 31, 1995 compared to their respective fiscal 1995 periods. Both periods experienced increased effective tax rates due to the complete utilization of certain net operating loss carryforwards during the third quarter of fiscal 1995 (see Note B. Income Taxes).


Liquidity and Capital Resources

     As of December 31, 1995 the Company's working capital amounted to $5,492,000, an increase of $1,015,000 compared to March 31, 1995. The net increase, primarily resulted from profitable operations and disposal of aircraft, as reflected by a $831,000 increase in cash, a $1,606,000 decrease in accounts payable and accrued liabilities, partially offset by a $1,291,000 decrease in accounts receivable.

     In January 1995 the Company obtained an accounts receivable and inventory financing line from a new bank lender. The line, which provides credit, at the lender's prime rate, in the aggregate of up to $2,250,000, extends to July 1996. Substantially all of the Company's non-aircraft assets have been pledged as collateral under this financing and other loan arrangements. As of December 31, 1995, the Company was in a net investment position against its credit line and had $530,000 available to borrow. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

      The respective nine-month periods ended December 31, 1995 and 1994 resulted in the following changes in cash flow: operating activities provided $1,701,000 and $2,107,000, investing activities provided $79,000 and used $549,000 and financing activities used $950,000 and $661,000. Net cash increased $831,000 and $897,000 for the respective nine-month periods ended December 31, 1995 and 1994.

      Cash provided by operating activities was $407,000 less for the nine months ended December 31, 1995 compared to the similar 1994 period. This was primarily due to reductions in accounts payable. Cash provided by investing activities for the nine months ended December 31, 1995 was approximately $628,000 more than the comparable period in 1994, principally due to the acquisition of two aircraft in fiscal 1995 and the disposal of two aircraft in fiscal 1996. Cash used in financing activities was $287,000 more in the 1995 nine month period due to the repurchase of common stock.

      During the nine months ended December 31, 1995 the Company repurchased 109,000 shares of its common stock at a total cost of $745,000. Pursuant to its previously announced stock repurchase program, $84,000 remains available for repurchase of common stock.

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

10.5         Premises and Facilities Lease dated November 16, 1995 between
               Global Transpark Foundation, Inc. and Mountain Air Cargo, Inc.

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


                             AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:    February 2, 1996      ___________________________
                              David Clark, Chief Executive Officer

Date:    February 2, 1996      ___________________________
                           John J. Gioffre, Vice President-Finance

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  February 2, 1996              /s/ David Clark
                             David Clark, Chief Executive Officer

Date:  February 2, 1996              /s/ John Gioffre
                             John J. Gioffre, Vice President-Finance

                   AIR TRANSPORTATION HOLDING COMPANY, INC.

                                 EXHIBIT INDEX

Exhibit                                                      PAGE


10.5      Premises and Facilites Lease......................14-82

11.1      Computation of Primary and Fully Diluted
          Earnings Per Common Share..........................  83

27.1      Financial Data Schedule............................  84