Form 10-Q/A
period 1995-12-31
AIR TRANSPORTATION HOLDING CO INC
filed 1996-04-19
CIK 353184

FORM 10-QA
                                 AMENDMENT #1
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


This filing contains 106 pages.
The exhibit index is on page 4.

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

10.5 Premises and Facilities Lease dated November 16, 1995 between Global Transpark Foundation, Inc. and Mountain Air Cargo, Inc.

11.1 Computation of primary and fully diluted earnings per share, incorporated by reference to Exhibit 11.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.

27.1 Financial Data Schedule incorporated by reference to Exhibit 27.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.

        (b) None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  April 19, 1996              /s/ David Clark
                             David Clark, Chief Executive Officer

Date:  April 19, 1996              /s/ John Gioffre
                             John J. Gioffre, Vice President-Finance

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  April 19, 1996
                             David Clark, Chief Executive Officer

Date:  April 19, 1996
                             John J. Gioffre, Vice President-Finance

                   AIR TRANSPORTATION HOLDING COMPANY, INC.

                                 EXHIBIT INDEX

Exhibit                                                      PAGE


10.5      Premises and Facilites Lease......................5-106