Form 10-K
period 1996-03-31
AIR TRANSPORTATION HOLDING CO INC
filed 1996-06-26
CIK 353184

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________
                                   Form 10-K
                               _________________
(Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   X            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended March 31, 1996
                                      OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from _______________ to _____________

                        Commission file number 0-11720

                          AIR TRANSPORTATION HOLDING
                                 COMPANY, INC.
            (Exact name of registrant as specified in its charter)
                       Delaware  52-1206400
     (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)
             3524 Airport Road
           Maiden, North Carolina                       28650
(Address of principal executive offices)              (Zip Code)

                               (704) 377-2109
             (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value  $.25 per share
                               (Title of Class)
                              __________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of voting stock held by non-affiliates of the registrant as of May 31, 1996, computed by reference to the average of the closing bid and asked prices for such stock on such date, was $3,837,960. As of the same date, 2,613,433 shares of Common Stock, no par value, were outstanding.

                                    PART I

Item 1.     Business.

     Air Transportation Holding Company, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates through three wholly owned subsidiaries, Mountain Air Cargo, Inc., a North Carolina corporation ("MAC"), CSA Air, Inc., a North Carolina corporation ("CSA"), and Mountain Aircraft Services, LLC, a North Carolina limited liability company ("MAS"). The principal place of business of the Company, MAC and MAS is Maiden, North Carolina, and the principal place of business of CSA is Iron Mountain, Michigan. The Company through its subsidiaries employs approximately 360 persons, of which approximately 300 are employed by MAC, 50 are employed by CSA and 10 are employed by MAS.

     Effective July 1, 1992, the Company reorganized its subsidiaries. Prior to such reorganization, the Company directly held the shares of capital stock of MAC and a corporation then known as CSA Air, Inc. ("Old CSA"), and MAC held the shares of capital stock of CSA, then known as MS Aircraft Maintenance Corporation, Inc. In the reorganization, MAC transferred the shares of stock of CSA to the Company, Old CSA transferred its assets to CSA and Old CSA merged with and into MAC. Immediately following the reorganization CSA changed its name to "CSA Air, Inc." In the following discussion of the Company's business operations, all references to "CSA" include Old CSA.

     MAC and CSA operate exclusively as contract carriers for overnight delivery of small package air freight throughout the eastern half of the United States and Canada, and in Puerto Rico and the U.S. Virgin Islands.
Over the past six fiscal years, as a consequence of changes in customer preference, MAC and CSA have shifted their focus away from operating company-owned aircraft to operating customer-owned aircraft under dry-lease service contracts. In prior years, MAC's predominant business practice involved carrying small package air freight in company-owned aircraft under contracts that provided for a fixed fee per flight regardless of the amount of cargo carried under so-called "wet lease" arrangements. For the most recent fiscal year, these operations accounted for 6.0% of the Company's consolidated revenue, compared to 7.1% for the prior fiscal year. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry lease service contracts accounted for 83.1% of the Company's consolidated revenue, compared to 88.2% for the prior fiscal year.

     For the fiscal year ended March 31, 1996, MAC and CSA provided air delivery service exclusively to Federal Express Corporation ("Federal Express"). As of March 31, 1996, MAC and CSA operated an aggregate of 93 aircraft under agreements with Federal Express. Separate agreements cover the three types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under "wet-lease" arrangements with Federal Express. For the fiscal year ended March 31, 1996, 89.1% of the Company's consolidated revenues was attributable to the Company's operations under these agreements.

     Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA. As of March 31, 1996, MAC and CSA were flying approximately 85 routes pursuant to their agreements with Federal Express.

     Agreements with Federal Express are renewable annually and may be terminated by Federal Express any time upon 15 to 30 days' notice. The Company believes that the short term and other provisions of its agreements with Federal Express are standard within the air freight contract delivery service industry. Loss of Federal Express as a customer would have a material adverse affect on MAC, CSA and the Company.

     In October 1993, the Company organized MAS to sell aircraft parts and offer engine overhaul management and engine component repair services for commercial and military aircraft. For the fiscal year ended March 31, 1996, MAS contributed 10.1% of the Company's consolidated revenues.

     On April 15, 1994, the Company announced that it will relocate and expand the MAC aircraft maintenance facility and MAS engine overhaul management and repair station facility to North Carolina's new Global TransPark located in Kinston, North Carolina. This new 66,000 square foot facility is projected to be completed in August 1996 and will consolidate the Company's aircraft maintenance and aircraft component repair stations operations currently located in Anderson, South Carolina and Miami, Florida. On November 16, 1995, MAC entered into a 21 1/2-year facilities lease with Global TransPark Foundation, Inc. After an 18-month grace period, rent under the lease will escalate from $2.25 per square foot to $5.90 per square foot over the life of the lease.

     MAC and CSA operate under separate aviation certifications. MAC is certified to operate under Part 121 and Part 135 of the regulations of the Federal Aviation Administration (the "FAA"). This certification permits MAC to operate aircraft that can carry up to 18,000 pounds of cargo. CSA is certified to operate under Part 135 of the FAA regulations. This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

     As a result of the shift from Company-owned aircraft to customer-owned aircraft, the Company sold the bulk of its owned aircraft in 1989, 1990 and 1991. At the end of the most recent fiscal year, the Company owned three cargo aircraft.

     MAC and CSA, together, operated or held for sale the following aircraft as of March 31, 1996:

[CAPTION]                                        Form of       Number of
  Type of Aircraft              Model Year      Ownership       Aircraft
  Cessna Caravan, 208A and 208B
   (single turbo prop)           1985-1996      dry lease          71

  Fokker F-27 (twin turbo prop)  1968-1981      dry lease          22

  Short Brothers SD3-30
   (twin turbo prop)               1981         owned               3
  __________
  Total                                                            96

Of the 96 aircraft fleet, 93 aircraft--that is, the Cessna Caravan and Fokker F-27 aircraft--are owned by Federal Express. Under the dry-lease service contracts, certain maintenance expense, including cost of parts inventory, and maintenance performed by personnel not employed by the Company, is passed directly to the customer, and the expense of daily, routine maintenance and aircraft service checks is charged to the customer on an hourly basis. Accordingly, the Company does not anticipate maintenance expense, such as engine overhauls, to be material to the Company's operating results.

     All FAA Part 135 aircraft, including Cessna Caravan models 208A and 208B, and Short Brothers SD3-30 aircraft are maintained on FAA approved inspection programs. The inspection intervals range from 100 to 200 hours. The engines are produced by Pratt & Whitney, and overhaul periods are based on FAA-approved schedules. The current overhaul period on the Cessna aircraft is 4,500 hours. The Short Brothers manufactured aircraft are maintained on an "on condition" maintenance program (i.e., maintenance is performed when performance deviates from certain specifications) with engine inspections at each phase inspection and in-shop maintenance at predetermined intervals.

     The Fokker F-27 aircraft are maintained under a FAA Part 121 maintenance program. The program consists of A, B, C, D and I service checks. The engine overhaul period is 5,700 hours.

     The Company operates in highly competitive markets and competes with approximately 50 other contract cargo carriers in the United States. MAC and CSA's contracts are renewed on an annual basis. Accurate industry data is not available to indicate the Company's position within its marketplace (in large measure because most of the Company's competitors are privately held), but management believes that MAC and CSA, combined, constitute one of the largest contract carriers of the type described immediately above.

     The Company's operations are not materially seasonal.

Governmental Regulation.

     Under the Federal Aviation Act of 1958, as amended, the FAA has safety jurisdiction over flight operations generally, including flight equipment, flight and ground personnel training, examination and certification, certain ground facilities, flight equipment maintenance programs and procedures, examination and certification of mechanics, flight routes, air traffic control and communications and other matters. The FAA also has power to suspend or revoke for cause the certificates it issues and to institute proceedings for imposition and collection of fines for violation of federal aviation regulations. The Company has secured appropriate operating certificates and airworthiness certificates for all aircraft operated by it.

     During the most recent fiscal year, the Company underwent periodic routine FAA reviews of MAC and CSA's operating procedures and flight and maintenance records; no violations of procedures or recordkeeping were reported.

     The Airline Deregulation Act of 1978 created a new class of domestic certificated all-cargo carriers. Pursuant to such certificate, aircraft of specified size may be operated within the United States, without restriction on routes.

     The Company has been subject to FAA regulation since the commencement of its business activities. The FAA is concerned with safety and the regulation of flight operations generally, including equipment used, ground facilities, maintenance, communications and other matters. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if questions arise concerning airworthiness. The Company, through its subsidiaries, holds all operating airworthiness and other FAA certificates that are currently required for the conduct of its business, although these certificates may be suspended or revoked for cause.

     The FAA has authority under the Noise Control Act of 1972, as amended, to monitor and regulate aircraft engine noise. The aircraft operated by the Company are in compliance with all such regulations promulgated by the FAA. Moreover, because the Company does not operate jet aircraft noncompliance is not likely. Such aircraft also comply with standards for aircraft exhaust emissions promulgated by the Environmental Protection Agency pursuant to the Clean Air Act of 1970, as amended.

     Because of the extensive use of radio and other communication facilities in its aircraft operations, the Company is subject to the Federal
Communications Act of 1934, as amended.

Maintenance and Insurance.

     The Company, through its subsidiaries, maintains its aircraft under the appropriate FAA standards and regulations.

     The Company has secured public liability and property damage insurance in excess of minimum amounts required by the United States Department of Transportation. The Company has also obtained all-risk hull insurance on Company-owned aircraft.

     The Company maintains cargo liability insurance, workers' compensation insurance and fire and extended coverage insurance, for leased as well as owned facilities and equipment.

Item 2.     Properties.

     The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned by David Clark, J. Hugh Bingham, William H. Simpson and John J. Gioffre, officers and directors of the Company, and three unaffiliated third parties. The facility consists of approximately 65 acres with one 3000 foot landing strip, approximately 20,000 square feet of hangar space and approximately 9,700 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The lease for this facility was renewed in May 1996, and is currently scheduled to expire on May 31, 2001, and may be renewed for an additional five-year period. In connection with the renewal, the monthly rental payment for this facility increased to $8,073.

     The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased under an annually renewable agreement with a monthly rental payment, as of March 31, 1996, of approximately $1,000.

     On November 16, 1995, the Company entered into a twenty-one and a half year premises and facilities lease with Global TransPark Foundation, Inc. to lease approximately 53,000 square feet of a new 66,000 square foot aircraft hangar, shop and office facility to be built at the North Carolina Global TransPark in Kinston, North Carolina. Rent under this lease increases over time as follows: the first 18 months, no rent; the next 5-year period, $2.25 per square foot; the next 5-year period, $3.50 per square foot; the next 5-year period, $4.50 per square foot; and the final 5-year period, $5.90 per square foot. The Company anticipates occupying this facility commencing in August 1996.

     The Company operates a maintenance facility in Anderson, South Carolina, leasing approximately 2,200 square feet of office space and approximately 22,000 square feet of hangar space. Such facilities are leased on a month-to-month basis. As of March 31, 1996, the monthly rental payment for this facility was $3,000.

     The Company operates a maintenance facility in Miami, Florida, leasing approximately 4,700 square feet of hangar space. The lease expires in April 1998, and the monthly rental payment is $2,500.

     As of March 31, 1995, the Company leased hangar space at 15 other locations for aircraft storage. Such hangar space is leased at prevailing market terms.

     The table of aircraft presented in Item 1 lists the aircraft operated by the Company's subsidiaries and the form of ownership.

Item 3.      Legal Proceedings.

     The Company is not aware of any pending or threatened lawsuits that if adversely decided would have a material adverse effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

Item 5.     Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock is publicly traded in the over-the-counter market under the NASDAQ symbol "AIRT."

     As of May 31, 1996, the number of holders of record of the Company's Common Stock was approximately 720. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 1994 through March 1996 (which quotations have been adjusted to reflect the one-for-five reverse split effected on May 16, 1994) is as follows:

[CAPTION]                                           Common Stock
         Quarter Ended                            High        Low

         June 30, 1994 . . . . . . . . . . .     7 3/16      4 1/4
         September 30, 1994  . . . . . . . .     4 3/4       4
         December 31, 1994 . . . . . . . . .     4 1/2       3 3/4
         March 31, 1995  . . . . . . . . . .     3 7/8       3 3/4
         June 30, 1995 . . . . . . . . . . .     4 1/8       3 7/8
         September 30, 1995. . . . . . . . .     4 1/2       3 3/4
         December 31, 1995 . . . . . . . . .     4 3/4       3 3/4
         March 31, 1996. . . . . . . . . . .     4 1/2       3 3/4


     In January 1992 and May 1993, the Company paid a cash dividend on its Common Stock of $.01 per share (pre-reverse stock split, or $.05 per share post-reverse stock split). On June 15, 1994, following the Company's one-for-five reverse split of shares of its Common

Stock, the Company paid a cash dividend of $.06 per share ($.012 per pre-split share). On May 31, 1995, the Company paid a cash dividend of $.07 per share. On April 22, 1996, the Company paid a cash dividend of $.08 per share. Prior to January 1992, the Company had not paid a dividend. The Company's Board of Directors intends to review the Company's operating results, financial condition, capital requirements and other factors in determining whether to pay cash dividends in the future.

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

Selected Financial Data.                          SELECTED FINANCIAL DATA
                                              (in thousands except per share
data)

                                                    Year Ended March 31,

                            1996      1995       1994       1993     1992

Operating revenues        $36,101    $32,951    $30,674    $26,776 $20,097
Earnings before extraordinary
 credit and change in accounting
 principle                  1,612      1,598      1,579      1,504     823
 Extraordinary credit           -          -          -        309     392
 Change in accounting principle -          -        715          -       -
 Net earnings               1,612      1,598      2,294      1,813   1,215

Net earnings per share (1):
 Earnings before extraordinary
 credit and change in
 accounting principle     $   .53    $   .48    $   .47    $   .47  $  .26
 Extraordinary credit           -          -          -        .09     .12
 Change in accounting principle -          -        .22          -       -

 Net earnings             $   .53    $   .48    $   .69    $   .56  $  .38

 Total assets             $10,220    $10,161    $ 8,550    $ 7,147  $ 4,770

    Long-term debt, including
     current portion      $    10    $    14    $    20    $   241  $   524

    Stockholders' equity  $ 7,414    $ 7,130    $ 6,642    $ 4,493  $ 2,756

    Average common shares
     outstanding (1)        3,020      3,312      3,348      3,210    3,190

    Dividends declared per
     common share (1)(2)  $   .15    $   .06    $   .05    $    -   $   .05

    Dividends paid per
     common share (1)(2)  $   .07    $   .06    $   .05    $    -   $   .05

(1) - All common share and dividend data reflect the one-for-five reverse stock split effective May 16, 1994.

(2) - On April 25, 1995 the Company declared a $.07 per common share special cash dividend, which was paid on May 31, 1995. On February 1, 1996 the Company declared an $.08 per common share special cash dividend, paid April
22, 1996.

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.

     Results of Operations. The Company's revenue is primarily generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 78 cities, principally located in 30 states in the eastern half of the United States and in Canada, Puerto Rico, and the Virgin Islands. In 1993, the Company organized Mountain Aircraft Services, LLC. (MAS) to engage in the sale of commercial aircraft parts and provide aircraft engine overhaul management and component repair services. Revenues from this operation contributed approximately $3,629,000 and $1,236,000 to the Company's revenues in fiscal 1996 and 1995, respectively.

     Under the terms of MAC and CSA's dry-lease service contracts (which currently cover approximately 96% of the revenue aircraft operated), the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, aircraft certification and conversion, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue at no additional mark-up to the customer.

     The following table summarizes the changes and trends in the Company's expenses as a percentage of revenue:

                                                   Fiscal Year Ended March 31

                                         1996            1995         1994


     Operating revenue (in thousands)  $36,101          $32,951     $30,674

     Expense as a percentage
       of revenue:                        %              %              %

          Flight operations              35.05            36.81       37.81
          Maintenance                    46.73            43.50       42.42
          General and administrative     10.63            10.90       10.90
          Depreciation and amortization   1.34             1.40        1.08
          Interest, net                     -                -         0.03

          Total costs and expenses       93.75%           92.61%     92.24%

     Fiscal 1996 vs 1995. Consolidated revenue increased $3,150,000 (9.6%) to $36,101,000 for the fiscal year ended March 31, 1996 compared to the prior fiscal year. Fiscal 1996's revenue increase resulted primarily from a $2,393,000 (193.6%) increase in parts brokering and quick engine change revenue related to the expansion of MAS, and an increase in the number of customer-owned aircraft operated by the Company, partially offset by a decrease in maintenance billing.

     Operating expenses increased $3,338,000 (10.9%) to $33,843,000 for fiscal 1996 compared to fiscal 1995. The increase in operating expenses consisted of the following changes: cost of flight operations increased $522,000 (4.3%) primarily due to an increase in pilot staffing and airport fees; maintenance expense increased $2,556,000 (17.8%), primarily as a result of increases in cost of sales related to aircraft parts sold by MAS and increased use of outside contract services; depreciation increased $26,000 (5.4%); general and administrative expense increased $234,000 (6.5%) as a result of increased staffing at MAS, cost associated with the Company's future relocation of maintenance operations and increased employee benefits, salary and wage rates.

     The $263,000 increase, in fiscal 1996, in non-operating income reflects a gain on disposal of Company-owned aircraft.

     Pretax earnings increased $75,000 (3.1%) to $2,520,000 for fiscal 1996 compared to 1995. The increases were due to the gain on disposal of Company-owned aircraft, income on Company investments and increased earnings generated by MAS, partially offset by increased operating and administration cost, and decreased cargo aircraft maintenance revenue.

      The provision for income taxes increased $60,000 (7.1%) to $908,000 for fiscal 1996 compared to fiscal 1995. Fiscal 1996 experienced an increased effective Federal tax rate due to the full utilization of certain net operating loss carryforwards during the third quarter of fiscal 1995.

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" as of the beginning of fiscal 1994, and the cumulative effect of this change was reported in the Consolidated Statements of Earnings for Fiscal 1994. The cumulative effect on fiscal 1994 net earnings of adoption of $715,000 ($.22 per share) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and the future utilization of net operating loss and alternative minimum tax credit carryforwards. In addition, the cumulative effect of adoption reduced goodwill by $320,000, which reflects the effect of future utilization of pre-acquisition loss carryforwards.

      Because of the Company's dependence upon a single customer and uncertainty as to the future allocation of taxable income among subsidiaries to which the separate-return limitation applies, the Company has provided a valuation allowance against gross deferred tax assets as of March 31, 1996. Of the $170,000 valuation allowance approximately $152,000 is related to potential benefits from pre-acquisition carryforwards, while approximately $18,000 is related to other deferred benefits. Reductions in the valuation allowance derived from utilization of pre-acquisition net operating loss carryforwards of $401,000 have been credited directly to goodwill during the 1996 fiscal year. Changes in the valuation allowance, related to future utilization of post-acquisition net operating losses, reduced the provision for income taxes by $115,000 during the 1996 fiscal year.

      As of March 31, 1996, the Company had federal net operating loss carryforwards available for tax return purposes of approximately $500,000. These carryforwards expire in 1997. The potential utilization of these carryforwards is subject to the separate return limitation rules pursuant to Treasury regulations.

      Fiscal 1995 vs 1994. Consolidated revenue increased $2,277,000 (7.4%) to $32,951,000 for the fiscal year ended March 31, 1995 compared to the prior fiscal year. The increase in 1995 revenue primarily resulted from a $1,152,000 increase in cargo revenue generated by Company-owned aircraft and a $903,000 increase in revenue related to the expansion of MAS.

      Operating expenses increased $2,220,000 (7.8%) to $30,505,000 for fiscal 1995 compared to fiscal 1994. The increase in operating expenses consisted of the following changes: cost of flight operations increased $535,000 (4.6%) as a result of increases in pilot and flight personnel and costs associated with fuel, travel, and landing fees (primarily related to Company-owned aircraft) which were partially offset by decreased aircraft lease costs; maintenance expense increased $1,320,000 (10.1%) primarily as a result of increased outside maintenance, inside personnel and cost of parts purchased for MAS, offsetting decreases in parts purchases and contract service costs; depreciation and amortization increased $128,000 (38.8%) due to additional depreciation related to the acquisition of aircraft, computer system hardware, and maintenance and office equipment; the general and administrative expense increase of $238,000 (7.1%) resulted from increases in operational and clerical staffing related to expansion of MAS and increased levels of administrative service required by the Company's principal customer, increases in professional fees and stockholder expense (including expense of special stockholder meeting held in May 1994) and general increases in salary and wage rates.

      Interest expense decreased $8,000 (92.0%) for fiscal 1995 compared to fiscal 1994 due to the repayment of debt.

      Pretax earnings increased $59,000 to $2,445,000 for fiscal 1995. The pretax earnings increase was primarily related to the increased level of cargo revenue generated by Company-owned aircraft and earnings generated by the Company's brokerage and engine overhaul management services.

      Provision for income taxes increased $41,000 (5.0%) to $848,000 in 1995. The increase was due to the full utilization of post-acquisition net operating loss carryforwards, resulting in higher Federal income tax rates, on certain Company income starting in the second quarter of fiscal 1995. The provision for income taxes for the fiscal years ended March 31, 1995 and 1994 were different from the Federal statutory rates due to state tax provisions and changes to the deferred tax valuation allowance.

      Changes in the valuation allowance, related to future utilization of post-acquisition net operating losses, reduced the provision for income taxes by $112,000 during the 1995 fiscal year.

      Liquidity and Capital Resources. As of March 31, 1996 the Company's working capital amounted to $5,662,000, an increase of $1,185,000 compared to March 31, 1995. The net increase, primarily resulted from profitable operations, disposal of aircraft and earnings on investments, as reflected by a $723,000 increase in cash and investments, a $790,000 decrease in accounts payable and a $456,000 increase in inventory, partially offset by a $233,000 decrease in accounts receivable and a $351,000 increase in accrued expenses and taxes. The March 31, 1996 cash and short-term investments included $3,266,000 invested primarily in bonds, commercial paper and mutual funds.

      The Company's accounts receivable and inventory financing line provides credit in the aggregate of up to $2,250,000 to September 1996. The Company anticipates renewing the line of credit in 1996. Loans under the line of credit bear interest at the lender's prime rate.
      Substantially all of the Company's assets, excluding aircraft, have been pledged as collateral under this financing arrangement. As of March 31, 1996, the Company was in a net investment position against its credit line. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

      The respective years ended March 31, 1996, 1995 and 1994 resulted in the following changes in cash flow: Operating activities provided $1,778,000, $3,047,000, and $1,693,000; investing activities used $1,830,000, $299,000, and $1,008,000; and financing activities used $1,114,000, $1,115,000 and $367,000 respectively. Net cash and cash equivalents decreased $1,167,000 for the year ended March 31, 1996, and increased $1,633,000 and $318,000 for the years ended March 31, 1995 and 1994 respectively.

      Cash provided by operating activities was $1,268,000 less for the year ended March 31, 1996 compared to 1995, primarily due to reductions in accounts payable. Cash used in investing activities for the year ended March 31, 1996 was approximately $1,532,000 more than 1995, principally due to the Company's purchase of short-term investments in 1996. The primary use of cash in investing activities in 1995 related to the acquisition of two aircraft. Cash used in financing activities was $1,000 less in 1996 compared to 1995. The primary use of cash in investing activities for 1995 related to the Company's purchases of short-term investments in 1996.

      During the fiscal year ended March 31, 1996 the Company repurchased 238,500 shares of its common stock at a total cost of $1,011,043. Pursuant to its previously announced stock repurchase program, $821,000 remains available for repurchase of common stock.

      The Company's planned relocation of aircraft maintenance and repair operations to Kinston, North Carolina is scheduled for August 1996. Costs asso-ciated with the relocation are projected to reduce the Company's cash flow by approximately $500,000 in fiscal 1997. Other than the above relocation there are, currently, no commitments for significant capital expenditures and none are anticipated during the fiscal year ending March 31, 1997.

      Company stockholders approved, at a special stockholders' meeting held May 4, 1994, a consolidation of common shares via a one-for-five reverse stock split, which became effective May 16, 1994. The following cash dividend data gives effect to the reverse stock split. The Company paid, on June 15, 1994, a special cash dividend of $.06 per common share to shareholders of record May 20, 1994, and paid a $.07 per common share special cash dividend on May 31, 1995 to shareholders of record May 8, 1995. The Company also paid a $.08 per common share special cash dividend on April 22, 1996 to shareholders of record April 2, 1996.

     Impact of Inflation. The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs, are reimbursed, without markup, under current contract terms.

Item 8.  Financial Statements and Supplementary Data.

     The following pages present the consolidated financial statements of the Company and the independent auditors' report thereon.

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Air Transportation Holding Company, Inc.
Denver, North Carolina


We have audited the accompanying consolidated balance sheets of Air Transportation Holding Company, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Air Transportation Holding Company, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
June 10, 1996
Charlotte, North Carolina

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          March 31,
                                                    1996            1995
ASSETS (Note 3)
CURRENT ASSETS:
   Cash and cash equivalents                 $  2,213,841      $ 3,380,885
   Short-term investments                       1,889,819            -
   Accounts receivable, less allowance for
     doubtful accounts of $44,000 in 1996
     and $38,000 in 1995                        3,133,670        3,366,286
   Parts and supplies inventory                   725,503          269,653
   Assets held for sale                            20,646           40,646
   Prepaid expenses                                40,679              450
   Deferred tax asset (Note 7)                    440,000          440,000

     Total Current Assets                       8,464,158        7,497,920

PROPERTY AND EQUIPMENT (Notes 3 and 4):
   Furniture, fixtures and improvements         2,084,027        1,893,924
   Flight equipment and rotables inventory      1,164,807        1,419,740
                                                3,248,834        3,313,664
   Accumulated depreciation and amortization   (1,678,980)      (1,271,750)
     Property and equipment, net                1,569,854        2,041,914


EXCESS OF COST OVER NET ASSETS OF SUBSIDIARY
   ACQUIRED, net of amortization of $807,000
   (1996) and $1,202,000 (1995) (Notes 1 and 7)    33,834          429,167
OTHER ASSETS                                      124,387           56,435
DEFERRED TAX ASSET (Note 7)                        27,838          135,620

TOTAL                                         $10,220,071      $10,161,056



See notes to consolidated financial statements.


AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       March 31,
                                                 1996             1995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                         $ 1,003,081       $ 1,574,438
   Accrued expenses (Note 2, 5, and 8)        1,555,284         1,401,275
   Income taxes payable (Note 7)                238,113            41,054
   Current maturities of long-term debt           5,976             4,437
     Total Current Liabilities                2,802,454         3,021,204

LONG-TERM DEBT, less current maturities

   (Notes 3 and 4)                                3,649             9,838

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY (Note 5):
   Preferred stock, $1 par value; authorized
     10,000,000 shares; none issued
   Common stock, par value $.25; authorized
     4,000,000 shares; issued 2,725,433 shares
     in 1996 and 2,865,933 shares in 1995       681,358           716,483
   Additional paid-in capital                 7,299,045         7,891,108
   Deficit                                     (566,435)       (1,477,577)
     Total Stockholders' Equity               7,413,968         7,130,014





TOTAL                                        $10,220,071       $10,161,056



See notes to consolidated financial statements

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                         For Year Ended March 31
                                1996          1995           1994
OPERATING REVENUE (Note 6):
   Cargo                        $19,129,860   $18,283,842    $17,050,465
   Maintenance                   13,104,829    13,149,946     12,919,773
   Aircraft services and other    3,865,859     1,517,184        703,670
                                 36,100,548    32,950,972     30,673,908

OPERATING EXPENSES:
   Flight operations             12,653,601    12,131,978     11,597,475
   Maintenance and brokerage     16,888,729    14,332,419     13,012,291
   General and administrative
     (Note 8)                     3,815,987     3,582,055      3,344,489
   Depreciation and amortization    484,711       458,619        330,515
                                 33,843,028    30,505,071     28,284,770

OPERATING INCOME                  2,257,520     2,445,901      2,389,138

NON-OPERATING EXPENSE (INCOME):
   Interest                             981           661          8,227
   Other                           (263,508)         (313)        (5,352)
                                   (262,527)          348          2,875

EARNINGS BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE           2,520,047     2,445,553      2,386,263

INCOME TAXES (Note 7)               908,000       848,000        807,000

EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE 1,612,047     1,597,553      1,579,263

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (Note 7)      -             -            715,000

NET EARNINGS                    $ 1,612,047   $ 1,597,553    $ 2,294,263
NET EARNINGS PER COMMON SHARE (Note 5):
   Earnings before cumulative effect of
 change in accounting
    principle                   $      0.53   $      0.48    $      0.47
   Cumulative effect of change in
     accounting principle               -             -             0.22
   Net earnings                 $       .53   $      0.48    $      0.69


WEIGHTED AVERAGE SHARES
    OUTSTANDING                   3,019,831     3,312,387      3,347,689

See notes to consolidated financial statements.
                                   17

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock (Note 6)  Additional
                                                   Paid-In
                             Shares     Amount    Capital      Deficit

Balance, March 31, 1993     2,912,433  $728,108  $8,279,308  $(4,514,500)
   Cash dividend
    ($.05 per share)            -         -           -         (145,622)
   Net earnings                 -         -           -        2,294,263

Balance, March 31, 1994     2,912,433   728,108   8,279,308   (2,365,859)

   Repurchase and retirement
     of common stock         (278,500)  (69,625)   (563,450)    (534,525)
   Exercise of stock options  232,000    58,000     175,250         -
   Cash dividend
     ($.06 per share)           -         -           -         (174,746)
   Net earnings                 -         -           -        1,597,553

Balance, March 31, 1995     2,865,933   716,483   7,891,108   (1,477,577)

   Repurchase and retirement
     of common stock         (238,500)  (59,625)   (669,563)    (281,855)
   Exercise of stock options   98,000    24,500      77,500         -
   Cash dividend paid
    ($.07 per share)            -         -            -        (200,615)
   Cash dividend declared
    ($.08 per share)                                            (218,435)
   Net earnings                 -         -            -       1,612,047

Balance, March 31, 1996     2,725,433 $ 681,358  $7,299,045  $  (566,435)






See notes to consolidated financial statements.

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              For Year Ended March 31

                                        1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                        $ 1,612,047  $ 1,597,553  $ 2,294,263
Adjustments to reconcile net earnings
   to net cash provided by operating activities
Cumulative effect of change in
   accounting principle                   -            -         (715,000)
Depreciation and amortization           484,711      458,619      330,515
Other                                     -            -           (5,352)
Change in deferred tax asset            107,782      104,180      355,000
Charge in lieu of income taxes
   credited to goodwill                 323,346      275,468      214,000
Changes in assets and liabilities
   which provided (used) cash:
   Accounts receivable                  232,616     (344,082)    (236,631)
   Parts and supplies inventory        (455,850)    (168,833)     (13,280)
   Other assets                         (88,180)      (4,709)      (6,122)
   Accounts payable                    (789,792)     834,037     (485,581)
   Accrued expenses                     154,009      264,334      (20,686)
   Income taxes payable                 197,059       29,941      (18,254)
Total adjustments                       165,701    1,448,955     (601,391)

Net cash provided by operating
   activities                         1,777,748    3,046,508    1,692,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                   (204,172)  (1,048,851)    (758,932)
Proceeds from sale of equipment         263,508        -           30,552
Loans (to) from officers                  -          750,000     (280,000)
Short-term investments               (1,889,819)       -            -
Net cash used in investing activities(1,830,483)    (298,851)  (1,008,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt               (4,651)      (5,935)    (221,098)
Payment of cash dividend               (200,615)    (174,746)    (145,622)
Repurchase of common stock           (1,011,043)  (1,167,600)       -
Exercise of stock options               102,000      233,250        -
Net cash used in financing activities(1,114,309)  (1,115,031)    (366,720)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS              (1,167,044)   1,632,626      317,772
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                  3,380,885    1,748,259    1,430,487

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                      $ 2,213,841  $ 3,380,885  $ 1,748,259



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                         $       981  $     1,233  $     9,347
   Income taxes                         346,873      338,562      275,703
Non-Cash financing activity -
   dividend accrual                     218,435         -           -

See notes to consolidated financial statements

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996, 1995, AND 1994
 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principal Business Activity - The Company, through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight, for a major express delivery company out of 78 cities principally located in 30 states in the eastern half of the U.S. and in Canada, Puerto Rico, and the Virgin Islands. The Company also provides aircraft parts, engine overhaul management and component repair services.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain Air Cargo, Inc., CSA Air, Inc., and Mountain Aircraft Services, LLC.
All significant intercompany     transactions and balances have been
eliminated.

      Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reportedamounts of revenues and expenses during the reporting period. Actual results Investments could differ from those estimates.

     Parts and Supplies Inventory - Parts and supplies inventory are carried at the lower of average cost or market. In accordance with industry practice, the Company includes in current assets parts and supplies, although a certain portion of these inventories are not expected to be used within one year.

     Property and Equipment - Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments. Rotables inventory represents aircraft parts which are repairable and are, therefore, capitalized and depreciated over their estimated useful lives. Depreciation and amortization are provided on a straight-line basis over estimated useful lives of 3-9 years for property and equipment. Assets
held for sale are carried at the lower of   cost or estimated realizable
value.

     Excess of Cost Over Net Assets of Subsidiary Acquired - Excess of cost over net assets of subsidiary acquired represents the difference between the fair value of the Company's stock issued and the carrying value of the net asset deficiency of an acquired business as of the acquisition date. The excess is being amortized on a straight-line basis over a 40 year period.

     The Company periodically evaluates the value of the carrying amount of goodwill using estimates of future cash flows and operating earnings of the business acquired. Adjustments to the carrying amount, or amortization period of goodwill, will be made if the earnings and cash flow outlook do not support the current carrying value.

      Investments - The Company has a cash management program which provides for the investment of excess cash balances. Investments at March 31, 1996 represent available-for-sale securities carried at fair value (which approximates cost).

      Investments consist primarily of commercial paper, bonds, and mutual funds.

     Cargo and Maintenance Revenue - Cargo revenue is recognized at the time the route is completed, and maintenance revenue is recognized when the service has been performed.

     Operating Expenses Reimbursed by Customer - The Company, under the terms of its dry lease service contracts, passes through to its major customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance and certain other direct operating costs are included in operating
expenses and      billed to the customer, as cargo and maintenance revenue, at cost.

     Net Earnings Per Common Share - Earnings per share have been compiled by dividing net earnings by the weighted average number of common shares outstanding, including common shares issuable under employee stock options which are considered common share equiva-lents. There were no material differences between primary and fully diluted earnings per share. (see Reverse Stock Split below)

     Reverse Stock Split - Company stockholders, at a special stockholders meeting held May 4, 1994, approved, effective May 16, 1994, a one-for-five reverse stock split of the Company's common shares. All 1996, 1995 and 1994 common stock par values, share balances, earnings per share and dividends have been restated to reflect the reverse stock split.

     Cash Equivalents - Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

     Income Taxes - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" as of the beginning of fiscal 1994, and the cumulative effect of this change in accounting principle is reported in the Consolidated Statements of Earnings for Fiscal 1994. The cumulative effect on net earnings of adoption of $715,000 ($.22 per share) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and the future utilization of net operating loss and alternative minimum tax credit carryforwards. In addition, the cumulative effect of adoption reduced goodwill by $320,000, which reflects the effect of future utilization of pre-acquisition loss carryforwards.

      Effect of New Accounting Standards - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, companies are permitted to either adopt this new standard and record expenses of stock options and other stock-based employee compensation plans based on their fair value at date of grant or continue to apply Accounting Principles Board ("APB") Opinion No. 25 and increase footnote disclosure. The Company has decided to continue to apply APB Opinion No. 25, and in fiscal 1997, to increase footnote disclosure to include the pro forma impact on net earnings and earnings per share based on the application of the fair value based method of accounting.

      Reclassification - Certain amounts have been reclassified for 1995 and 1994 to conform to the 1996 presentation.
 2.  ACCRUED EXPENSES

      Accrued expenses consist of the following:
                                                           MARCH 31,
                                                      1996           1995

            Salaries, Wages and Related Items      $  684,440   $  648,685
            Profit Sharing                            409,000      402,079
            Other                                     461,844      350,511

                                                   $1,555,284   $1,401,275
 3.  FINANCING ARRANGEMENTS

     The Company's accounts receivable and inventory financing line provides for credit up to the lesser of $2,250,000 or the sum of 85% of eligible accounts receivable and 35% of inventory (up to $400,000 maximum inventory borrowing). Amounts advanced bear interest at the prime rate payable upon demand. The prime rate at March 31, 1996 was 8 1/4%. Any advances are collateralized by a first lien on accounts receivable, inventories (including inventory classified as assets held for sale) and certain equipment. There were no advances outstanding as of March 31, 1996 or 1995.

 4.  LEASE COMMITMENTS
     The Company has capital lease obligations for office equipment and also has operating lease commitments for office equipment and its office and maintenance facilities. The Company leased its central office and maintenance facilities from a company controlled by Company officers for $7,000 per month under a five year lease which expires in May 1996. Effective June 1996, the lease was renewed for an additional five-year period at $8,073 per month. The Company is scheduled to relocate and expand its maintenance and repair facilities to North Carolina's new Global TransPark (GTP) located in Kinston, N.C. in August 1996. The lease for this facility is to be twenty one and one half years, but may be cancellable by the Company upon the occurance of certain events. Under the terms of the lease, the Company will pay rent, after an 18 month grace period, per square foot escalating from $2.25 to $5.90 over the remaining life of the lease.

      At March 31, 1996, future minimum annual rental payments under capital leases and operating leases, including the GTP lease, with initial or remaining terms of more than one year are as follows:

                                                         Capital  Operating
                                                          Leases    Leases

            1997                                         $ 6,372  $ 132,525
            1998                                           3,717    146,399
            1999                                                    216,805
            2000                                                    216,805
            2001                                                    216,805
            Thereafter                                            3,943,428
            Total minimum lease payments                 10,089  $4,872,767

            Less amount representing interest, at 5.7%      464

            Present value of lease payments               9,625

            Less current maturities                       5,976

            Long-term maturities                        $ 3,649


     Rent expense for operating leases amounted to $177,000 (1996), $179,000
(1995), and $149,000 (1994). Rent expense to related parties was $84,000 (1996, 1995, and 1994).

 5.  STOCKHOLDERS' EQUITY

     In 1984, the Company created a class of preferred stock, $1 par value. The Company may issue up to 10,000,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 1996.

     The Company has granted options to purchase 447,000 and 130,000 shares of common stock to certain Company employees at a price of $1.00 and $1.25 per share, respectively. As of March 31, 1996, options totaling 330,000 shares have been exercised and 247,000 shares remain available and exercisable through outstanding options. The Company has reserved an aggregate of 247,000 common shares for issuance upon exercise of these stock options.

      The Company has announced its intention to repurchase the Company's common stock under a share repurchase program. At March 31, 1996, the Company may expend up to $821,000 under this program.

 6.  REVENUES FROM MAJOR CUSTOMER

     Approximately 90% of the Company's revenues are derived from services performed for a major air express company.

 7.  INCOME TAXES

     The provision for income taxes was based upon the liability method in 1996, 1995 and 1994 and consists of:
                                                   YEAR ENDED MARCH 31,

                                            1996         1995        1994
         Current:
            Federal                     $  296,000  $  273,000   $   44,000
            State                          182,000     195,000      194,000

         Total current                     478,000     468,000      238,000

         Charge in lieu of Federal taxes   430,000     380,000      569,000

         Total                          $  908,000  $  848,000   $  807,000

     Pre-acquisition net operating loss carryforwards have been utilized for federal income tax purposes for fiscal years 1996, 1995 and 1994. The income tax benefit ($323,000) in 1996, $275,000 in 1995 and $214,000 in 1994) derived from these pre-acquisition net operating loss carryforwards has been accounted for as a reduction of goodwill. The consolidated income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

                                       1996        1995        1994
  Income tax provision at U.S.
    statutory rate                   $841,000    $765,000    $745,000
  State income taxes                  182,000     195,000     194,000
  Reduction in valuation allowance   (115,000)   (112,000)   (132,000)

  Income tax provision               $908,000    $848,000    $807,000

     The tax effect of temporary differences and net operating loss carryfor-wards that gave rise to the Company's deferred tax asset at March 31, 1996 and 1995 are as follows:

                                                      1996           1995
  Net operating loss carryforwards                $  163,849    $  715,166
  Alternative minimum tax credit carryforwards          -           91,565
  Fixed assets                                       420,392       115,409
  Other                                               53,850       261,820
                                                     638,091     1,183,960
  Less:  Valuation allowance                        (170,253)     (608,340)
  Deferred tax asset                              $  467,838    $  575,620
     The deferred tax asset is broken down between current and noncurrent amounts in the accompanying 1996 and 1995 consolidated balance sheets according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date.

     The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Of the $170,000 valuation allowance at March 31, 1996, approximately $152,000 relates to pre-acquisition carryforwards while approximately $18,000 is related to other deferred benefits. Reductions in the valuation allowance derived from utilization of pre-acquisition carryforwards of $323,000 and $275,000 have been credited directly to goodwill during the 1996 and 1995 fiscal years, respectively. Changes in the valuation allowance, related to future utilization of post-acquisition net operating losses, reduced the provision for income taxes by $115,000 and $112,000, respectively, during the 1996 and 1995 fiscal years.

     At March 31, 1996, the Company has federal net operating loss carryforw-ards available for tax purposes of approximately $500,000. These carryforwards expire in 1997. The potential utilization of these pre-acquisition carryforwards is subject to the separate return limitation rules pursuant to Treasury regulations. These carryforwards, to the extent realized, will result in a reduction of goodwill, until goodwill is reduced to zero.

 8.  EMPLOYEE BENEFITS

     The Company has a 401K defined contribution plan (AirT 401(K) Retirement
Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March 31, 1996, 1995 and 1994 was $210,052, $171,298, and $142,593, respectively.

     The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. The Company's March 31, 1996, 1995, and 1994 expense was $409,000, $397,000 and $388,000, respectively.

      Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The following table sets forth the funded status of the plan at March 31, 1996.

      Vested Benefit Obligation                       $ 913,847
      Accumulated Benefit Obligation                  $ 913,847
      Projected Benefit Obligation                    $ 913,847
      Plan Assets at Fair Value                       $    -
      Projected Benefit Obligation greater
            than plan assets                           (913,847)
      Prior service cost not yet recognized             871,737
      Accrued pension cost recognized in the
            consolidated balance sheet                $ (42,110)

      The projected benefit obligation was determined using an assumed
discount rate of  7%.   The liability relating to these benefits has been
included in accrued expenses  in the accompanying financial statements.


      Net periodic pension expense for 1996 included the following:
            Service Cost                              $   6,838
            Interest Cost                                15,212
            Amortization                                 20,060

            Net periodic pension cost                 $  42,110


 9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      (in thousands except per share data)
                                    FIRST      SECOND     THIRD     FOURTH
              1996                QUARTER     QUARTER   QUARTER    QUARTER

      Operating Revenues           $8,364     $8,694     $8,762    $10,281
      Gross Profit                    812        504        663        541
      Net Earnings                    520        301        353        438

      Net Earnings Per Share        $ .17      $ .10      $ .12      $ .15

                                    FIRST      SECOND     THIRD     FOURTH
              1995                QUARTER     QUARTER   QUARTER    QUARTER

      Operating Revenues           $8,051     $8,081     $8,121     $8,698
      Gross Profit                    652        693        613        487
      Net Earnings                    431        433        384        350

      Net Earnings Per Share        $ .13      $ .13      $ .11      $ .11

Item 9.     Disagreements on Accounting and Financial Disclosure.

          The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.
                                   PART III

Item 10.     Directors and Executive Officers of the Registrant.

     J. Hugh Bingham, age 50, has served as Senior Vice President of the Company since June 1990, as Executive Vice President from June 1983 to June 1990, and as a director since March 1987. Mr. Bingham also serves as an Executive Vice President and a director of MAC and of CSA and as President of MAS.

     David Clark, age 73, has served as Chairman of the Board of Directors of the Company and as Chairman of the Board of all the Company's subsidiaries since June 23, 1983. From June 23, 1983, Mr. Clark also served as the Company's, and each of its subsidiaries', Chief Executive Officer and from the spring of 1984 until June 1990, he served as the Company's President.
Mr. Clark is also Chairman of the Board of MAC and of CSA. He has served for the past five years as President of a real estate development concern with interests in North Carolina.

     John J. Gioffre, age 52, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secre-tary/Treasurer and a director of MAC and CSA and as Vice President-Finance, Treasurer and Secretary of MAS.

     H. Wayne Ross, age 51, has served as President of CSA since October 1988.

     William H. Simpson, age 48, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, a director of CSA and Executive Vice President of MAS.

     Menda J. Street, age 44, has served as Vice President of MAC since 1984, and in various other capacities at MAC since 1979.

     Claude S. Abernethy, Jr., age 69, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of Interstate/Johnson Lane Corporation, a securities brokerage and investment banking firm. Mr. Abernethy is also a director of Inter-state/Johnson Lane Corporation and Carolina Mills, Inc.

     Sam Chesnutt, age 62, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

     Walter Clark, age 39, was elected a director of the Company in April 1996. Mr. Clark has been self-employed in the real estate development business since 1985.

     J. Leonard Martin, age 59, was elected a director in August 1994. Mr. Martin is currently an independent aviation consultant. From April 1994 to June 1995, Mr. Martin has served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston, North Carolina.

From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

     George C. Prill, age 73, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, since November 1992 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

     Terry Sanford, age 78, was elected a director in August 1994. Mr. Sanford is President Emeritus of Duke University, a position held since 1985, and has been a Professor of Public Policy at the Terry Sanford Institute of Public Policy at Duke University since 1992. In addition, since 1993,
Mr. Sanford has been a partner of The Sanford Law Firm in Raleigh, North Carolina. From 1986 to 1993, Mr. Sanford served as a United States Senator representing the State of North Carolina. Mr. Sanford serves on the board of directors of IMC, Inc., the parent of Golden Corral Corporation.

     Walter Clark is David Clark's son.

     The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors.

     Each director receives a director's fee of $500 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof.

     To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1996 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, except that Mr. Chesnutt was a few days late in filing one report with respect to an acquisition transaction.

Item 11.     Executive Compensation.

     The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to Mr. Clark, as Chief Executive Officer, and to each of the other individuals who were executive officers on March 31, 1996 with total compensation of $100,000 or more.


                       SUMMARY COMPENSATION TABLE

                                                       All Other
                               Annual Compensation    Compensation
Name and Principal Position      Year  Salary ($)       Bonus ($)     ($)


David Clark                      1996   155,749           59,583       -
Chief Executive Officer          1995   144,738           59,345       -
                                 1994   136,381           55,494      (1)

J. Hugh Bingham                  1996   124,953           67,583       -
Senior Vice President            1995   107,177           67,845       -
                                 1994   102,153           37,747       -

John J. Gioffre                  1996    97,426           49,937       -
Vice President                   1995    99,898           52,134       -
                                 1994    90,443           28,747       -

William H. Simpson               1996   160,204           73,583       -
Executive Vice President         1995   149,221           79,845       -
                                 1994   140,537           77,494       -

Menda J. Street                  1996    93,316           38,291       -
Vice President of MAC            1995    89,283           39,422       -
                                 1994    84,113           36,747       -

____________________________

(1) During the fiscal year ended March 31, 1994, the Company made certain loans to Mr. Clark. See "Item 13 - Certain Relationships and Related Transactions."

   The following table sets forth the number of shares of Common Stock underlying unexercised options at March 31, 1996 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 1996 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($4.00 per share) and the exercise price of the options.



              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                  Number of Securities   Value of
                   Shares             Underlying        Unexercised
                  Acquired  Value     Unexercised    In-the-Money Options
                   On     Realized  Options at FYE(#)  at FY-End ($)
                   Exer-             Exer-   Unexer-  Exer-   Unexer-
Name               cise #     ($)    cisable cisable  cisable cisable

David Clark           -        -       -         -       -        -

J. Hugh Bingham    14,000   42,000     78,000    -   312,000      -

John J. Gioffre     8,000   24,000     42,000    -   168,000      -


William H. Simpson 20,000   60,000    108,000    -   432,000      -

Menda J. Street       -        -       15,000    -    60,000      -

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of May 15, 1996 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                          Amount and Nature of
Title of         Name and Address of      Beneficial Ownership  Percent
Class            Beneficial Owner          as of May 31, 1996   of Class

Common Stock,    David Clark, Trustee          1,294,826(1)       49.5%
par value $.25   P.O. Box 488
per share        Denver, N.C.

                 Thomas B. Henson, Trustee     1,294,826(1)       49.5%
                 1900 Independence Center
                 101 North Tryon Street
                 Charlotte, N.C. 28246

                 William H. Simpson              261,580(2)        9.9%
                 P.O. Box 488
                 Denver, N.C.

                 Kennedy Capital Mgmt, Inc.(3)   229,438           8.8%
                 425 North Ballas Road
                 St. Louis, Missouri  63141
____________________________

(1)     Shares held pursuant to a revocable trust established by David Clark
under an               Agreement dated August 21, 1995.

(2)     Includes 1,200 shares held jointly with J. Hugh Bingham, and 108,000
shares under        options granted by the Company.

(3)     Information regarding Kennedy Capital Management, Inc. is based upon
information            provided by Kennedy Capital Management Inc. to the
Company on June 17, 1996.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and officers of the Company as a group as of May 15, 1996. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

            SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                                                     Shares and Percent
                                                      of Common Stock
                                                     Beneficially Owned
Name                     Position with Company       as of May 15, 1996

                                                  No. of Shares     Percent

J. Hugh Bingham          Senior Vice President,      116,080 (1)(2)   4.3%
                         Director
David Clark              Chairman of the Board of  1,294,826 (3)     49.5%
                         Directors and Chief
                         Executive Officer

John J. Gioffre          Vice President-Finance,      57,580 (4)      2.2%
                         Secretary and Treasurer,
                         Director

William H. Simpson       Executive Vice President,   261,580 (1)(5)   9.6%
                         Director

Claude S. Abernethy, Jr. Director                     22,611            *

Sam Chesnutt             Director                      3,600            *

Walter Clark             Director                          0            0%

J. Leonard Martin        Director                        100 (6)        *

George C. Prill          Director                     45,966         1.8%

Terry Sanford            Director                          0           0%

All directors and        N/A                       1,823,343 (7)    63.9%
 executive officers as a group
  (12 persons)
__________________________________________
 *     Less than one percent.

(1)     Includes 1,200 shares jointly held by Messrs. Simpson and Bingham.
(2)     Includes 78,000 shares under options granted by the Company to Mr.
Bingham.
(3) Shares held pursuant to a revocable trust established by David Clark under an Agreement dated August 21, 1995.
(4) Includes 42,000 shares under options granted by the Company to Mr. Gioffre.
(5) Includes 108,000 shares under options granted by the Company to Mr.Simpson.
(6) Such 100 shares are held by Mr. Martin's spouse of which shares Mr.Martin disclaims beneficial ownership.
(7) Includes an aggregate of 243,000 shares of Common Stock members of such group have the right to acquire within 60 days.

Item 13.     Certain Relationships and Related Transactions.

     The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by David Clark,
J. Hugh Bingham, William H. Simpson, John J. Gioffre and three unaffiliated third parties. On May 30, 1996, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. The lease may be extended for an additional five-year term, with rental payments to be adjusted to reflect changes in the consumer price index. Upon the renewal, the monthly rental payment was increased from $7,000 to $8,073. The Company paid aggregate rental payments of $84,000 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 1996.

     As part of the Company's stock repurchase program, the Company repurchased certain shares of Common Stock from Messrs. Bingham, Gioffre and Simpson during fiscal year ended March 31, 1996. On October 16, 1995, the Company purchased for cash 25,000 shares of Common Stock from Mr. Simpson in a negotiated transaction at a price of $4.35 per share. On March 15, 1996, the Company purchased for cash 40,000 shares and 17,500 shares of Common
 Stock from Messrs. Bingham and Gioffre, respectively, in negotiated trans-actions at a price of $4.20 per share. The per share purchase price in each of the foregoing transactions was equal to the average closing price per share of the Common Stock as reported by NASDAQ for the 30-day period prior to the date of repurchase.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

      The following documents are filed as part of this report:

      1.   Financial Statements

     The following financial statements are incorporated herein by reference in Item 8 of Part II of this report:

            (i) Independent Auditors' Report.
           (ii) Consolidated Balance Sheets as of March 31, 1996 and 1995.
          (iii) Consolidated Statements of Earnings for each of the three years in the period ended March 31, 1996.
           (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 1996.
            (v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1996.
           (vi) Notes to Consolidated Financial Statements.

     2.    Financial Statement Schedules

     No schedules are required to be submitted.

     3.    Exhibits
                  No.                  Description

     3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

     3.2    By-laws of the Company

     4.1    Specimen Common Stock Certificate, incorporated by reference to
Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1994

     10.1 Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

     10.2 Loan Agreement among NationsBank of North Carolina, N.A., the Company and its subsidiaries, dated January 17, 1995, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994

     10.3 Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to
Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994

     10.4 Adoption Agreement regarding the Company's Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993*

     10.5 Form of options to purchase the following amounts of Common Stock issued by the Company to the following executive officers during the following fiscal years ended March 31: *

                                              Number of Shares
       Executive Officer              1993          1992          1991


       J. Hugh Bingham              150,000       150,000       200,000
       John J. Gioffre              100,000       100,000       125,000
       William H. Simpson           200,000       200,000       300,000

       incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993

     10.6 Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/Ato the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995

     10.7 Employment Agreement dated January 1, 1996 between the Company,Mountain Air Cargo Inc., CSA Air Inc. and Mountain Aircraft Services, LLC and David Clark.

     10.8 Employment Agreement dated January 1, 1996 between the Company,Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson.

     10.9 Employment Agreement dated January 1, 1996 between the Company,Mountain Air Cargo Inc., CSA Air Inc. and Mountain Aircraft Services, LLC and John J. Gioffre.

     10.10 Employment Agreement dated January 1, 1996 between the Company,Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and J. Hugh Bingham.

     11.1   Computation of Primary and Fully Diluted Earnings per Common Share

     21.1   List of subsidiaries of the Company, incorporated by reference to
Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

     27.1   Financial Data Schedule

      __________________

      * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

      b.    Reports on Form 8-K.

     No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            AIR TRANSPORTATION HOLDING COMPANY, INC.

By:         /s/ David Clark
          David Clark, Chief Executive Officer
          (Principal Executive Officer)

Date:  June 20, 1996

By:        /s/ John J. Gioffre
          John J. Gioffre, Vice President - Finance
          (Principal Financial and Accounting Officer)

Date:  June 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/ Claude S. Abernathy
          Claude S. Abernethy, Jr., Director

Date:  June 20, 1996


By:        /s/  J. Hugh Bingham
          J. Hugh Bingham, Director

Date:  June 20, 1996


By:        /s/  David Clark
          David Clark, Director

Date:  June 20, 1996


By:        /s/  Sam Chesnutt
          Sam Chesnutt, Director

Date:  June 20, 1996


By:        /s/  Walter Clark
          Walter Clark, Director

Date:  June 20, 1996


By:        /s/  John J. Gioffre
          John J. Gioffre, Director

Date:  June 20, 1996


By:        /s/  J. Leonard Martin
          J. Leonard Martin, Director

Date:  June 20, 1996

By:        /s/ George C. Prill
          George C. Prill, Director

Date:  June 20, 1996


By:        /s/  William Simpson
          William Simpson, Director

Date:  June 20, 1996


By:        /s/  Terry Sanford
          Terry Sanford, Director

Date:  June 20, 1996

                                 EXHIBIT INDEX




                                                              Sequentially
Exhibit Number                      Document                  Numbered Page


     3.2       By-laws of the Company                                38-49


    10.7       Executive employment agreement with David Clark       50-58


    10.8       Executive employment agreement with William Simpson   59-70


    10.9       Executive employment agreement with John Gioffre      71-81


    10.10      Executive employment agreement with Hugh Bingham      82-92


    11.1       Computation of Primary and Fully Diluted Earnings
                  per Common Stock                                      93

    27.1       Financial Data Schedule                                  94