Form 10-Q
period 1996-06-30
AIR TRANSPORTATION HOLDING CO INC
filed 1996-08-14
CIK 353184

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


        For Quarter Ended             June 30, 1996
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

      2,614,433 Common Shares, par value of $.25 per share were outstanding as of August 11, 1996.


This filing contains 15 pages.
The exhibit index is on page 14.

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Consolidated Statements of Earnings
      for the three-month periods ended
      June 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . 3

      Consolidated Balance Sheets at
      June 30, 1996 (Unaudited)
      and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . 4

      Consolidated Statements of Cash
      Flows for the three-month periods
      ended June 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . 5

      Notes to Consolidated Financial
      Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . 6-7

      Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .8-10


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11-13


      Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .14


      Exhibits . . . . . . . . . . . . . . . . . . . . . . .                15

           AIR TRANSPORTATION HOLDING COMPANY, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                  Three Months Ended
                                                        June 30,
                                                1996              1995

Operating Revenues:
   Cargo                                   $  4,373,682        4,552,417
   Maintenance and other                      3,749,925        3,361,365
                                              8,123,607        7,913,782


Operating Expenses:
   Flight operations                          2,888,850        2,882,515
   Maintenance                                3,440,989        3,396,410
   General and administrative                 1,066,954          960,021
   Depreciation and amortization                117,764          125,745
                                              7,514,557        7,364,691

Operating Income                                609,050          549,091

Non-operating (Income) Expense:
(Gain) loss on sale of asset & other             (1,643)        (262,922)


Earnings Before Income Taxes                    610,693          812,013
Provision For Income Taxes                      205,334          292,464

Net Earnings                               $    405,359          519,549


   Weighted Average Shares                    2,812,639        3,100,749

Net Earnings Per Common Share              $      0.14             0.17








See notes to consolidated financial statements.


                 AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                             June 30, 1996    March 31, 1996

ASSETS                                        (Unaudited)
 Current Assets:
   Cash and cash equivalents                  $    576,392        2,213,841
   Short term investments                        2,818,267        1,889,819
   Accounts receivable, net                      2,628,633        3,133,670
   Expendable parts and supplies                   699,480          725,503
   Prepaid expense and other                        39,193           61,325
   Deferred tax asset, net                         433,527          440,000
    Total Current Assets                         7,195,492        8,464,158

 Property and Equipment                          3,296,919        3,248,834
   Less accumulated depreciation                (1,764,778)      (1,678,980)
                                                 1,532,141        1,569,854

 Excess Cost of Subsidiary                            -              33,834
 Deferred Tax Asset, net                              -              27,838
 Other                                             136,124          124,387
                                              $  8,863,757       10,220,071



LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                           $    100,399        1,003,081
   Accrued liabilities                           1,073,986        1,555,284
     Income taxes                                  323,845          238,113
   Current maturities of long-term debt              6,062            5,976
     Total Current Liabilities                   1,504,292        2,802,454

 Long-Term Debt, Less Current Maturities             2,100            3,649

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                     -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,614,433 and
     2,725,433 shares issued                       653,608          681,358
   Additional paid in capital                    7,156,548        7,299,045
   Deficit                                      (  452,791)      (  566,435)
                                                 7,357,365        7,413,968
                                              $  8,863,757       10,220,071



See notes to consolidated financial statements.

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                          June 30,
                                                    1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                $   405,359      $   519,549
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                 117,765          125,745
     Change in deferred tax asset                   34,311           40,187
     Charge in lieu of income taxes                 15,837          120,560
     Asset and liability changes which
     provided (used) cash:
        Accounts receivable                        505,037          822,073
        Parts and supplies                          26,023           (9,904)
        Prepaid expense and other                   10,395            9,189
        Accounts payable                          (684,247)      (1,474,735)
        Accrued expenses                          (481,299)        (281,940)
        Income taxes payable                        85,732          117,552
         Total adjustments                        (370,446)        (531,273)
    Net cash provided by (used in)
        operating activities                        34,913          (11,724)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                            (63,694)         (68,450)
   Short term investments                         (928,448)        (575,000)
  Net proceeds from disposal of equipment            1,643          263,157

     Net cash used in investing activities        (990,499)        (380,293)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                       (1,463)          (  387)
   Repurchase of common stock                     (466,965)        (245,563)
   Exercise of stock options                         5,000            4,000
   Dividend                                       (218,435)        (200,615)
   Net cash used in financing activities          (681,863)        (442,565)

NET DECREASE IN CASH & CASH EQUIVALENTS         (1,637,449)        (834,582)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,213,841        3,380,885


CASH & CASH EQUIVALENTS AT END OF PERIOD       $   576,392      $ 2,546,303



SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                  $       281      $       235
     Income/Franchise taxes                         72,855            9,070

See notes to consolidated financial statements.

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Earnings for the three-month periods ended June 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 1996 and 1995 have been prepared by Air Transportation Holding Company,Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1996, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

      The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company's deferred tax asset is broken down between current and noncurrent amounts in the accompanying June 30, 1996 and March 31, 1996 consolidated balance sheets.

      The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $44,000 and $25,000, respectively, during the three-months ended June 30, 1996 and 1995. As of June 30, 1996, all of the valuation allowance of approximately $109,000 relates to potential benefits from post-acquisition carryforwards. Benefits
derived from   pre-acquisiion carryforwards, amounting to $16,000 and
$121,000, respectively, during the three-months ended June 30, 1996 and 1995, have been credited directly to goodwill.

      The income tax provisions for the three-months ended June 30, 1996 and 1995 differ from the federal statutory rate primarily as a result of state income taxes and reductions in the valuation allowance.

      The Company has federal net operating loss carryforwards available for tax return purposes of approximately $350,000, all of which expire in 1997. The potential utilization of certain of these carryforwards is subject to the separate return limitation rules pursuant to Treasury regulations. These carryforwards, to the extent realized, resulted in a reduction of goodwill, until goodwill was reduced to zero in the quarter ended June 30, 1996.

C.  Net Earnings Per Share

     Primary earnings per share has been compiled by dividing net earnings by weighted average number of common shares outstanding during each period.
There was no difference between primary and fully diluted earnings per share. Shares issuable under employee stock options are considered common share equivalents and were included in the weighted average common shares as of June 30, 1996 and 1995.

D.  Reclassifications

      Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations

     The Company's revenue is generated primarily through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 78 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands. In 1993, the Company organized Mountain Aircraft Services, LLC (MAS) to engage in the sale of commercial aircraft parts and provide aircraft engine overhaul management and component repair services.

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

     Consolidated revenue increased $210,000 (2.7%) to $8,124,000 for the three- month period ended June 30, 1996 compared to its equivalent 1995 period. The change in revenue primarily resulted from an increase in air freight service revenue.

     Operating expenses increased $150,000 (2.0%) to $7,515,000 for the three-month period ended June 30, 1996 compared to its equivalent 1995 period. The increase in operating expenses consisted of the following changes: cost of flight operations increased 6,000 (.2%); maintenance expense increased $45,000 (1.3%), primarily as a result of increased wages; depreciation decreased $8,000 (6.3%) as a result of decreased depreciation related to the sale of aircraft in 1995; general and administrative expense increased $107,000 (11.1%) as a result of increased staffing, cost associated with the Company's relocation of maintenance operations and increased insurance, employee benefits, salary and wage rates.

      The $261,000 decrease in non-operating income reflects gain on sale and insurance proceeds from damage to Company-owned aircraft in fiscal 1995.

     Pretax earnings decreased $201,000 for the three-month period ended June 30, 1996 compared to 1995. The decrease was due to the above gain on disposal of Company-owned aircraft in 1995.

      The provision for income taxes for the three-month period ended June 30, 1996 decreased $87,000 (29.8%) compared to the 1995 period due to decreased taxable income.


Liquidity and Capital Resources

     As of June 30, 1996 the Company's working capital amounted to $5,691,000, an increase of $29,000 compared to March 31, 1996. The net increase primarily resulted from profitable operations, as well as a $1,384,000 decrease in accounts payable and accrued liabilities, partially offset by a $505,000 decrease in accounts receivable and a $709,000 decrease in cash and short term investments.

     The Company's accounts receivable and inventory financing line provides credit in the aggregate of up to $2,250,000 to September 1996. The Company anticipates renewing the line of credit in 1996. Loans under the line of credit bear interest at the lender's prime rate.

      Substantially all of the Company's assets, excluding aircraft, have been pledged as collateral under this financing arrangement. As of June 30, 1996 the Company was in a net investment position against its credit line. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

      The respective three-month periods ended June 30, 1996 and 1995 resulted in the following changes in cash flow: operating activities provided $35,000 and used $12,000, investing activities used $990,000 and $380,000 and financing activities used $682,000 and $443,000. Net cash decreased $1,637,000 and $834,582 for the respective three-month periods ended June 30, 1996 and 1995.

      Cash used in operating activities was $47,000 less for the three-months ended June 30, 1996 compared to the similar 1995 period. Cash used in investing activities for the three-months ended June 30, 1996 was approximately $610,000 more than the comparable period in 1995, principally due to purchase of short term investments. Cash used in financing activities was $239,000 more in the 1996 three-month period due the repurchase of common stock.

      During the quarter ended June 30, 1996 the Company repurchased 115,000 shares of its common stock at a total cost of $467,000. Pursuant to its previously announced stock repurchase program, $354,000 remains available for repurchase of common stock.

     The Company's relocation of its aircraft maintenance and repair operations to Kinston, North Carolina was primarily completed in early August 1996. Costs associated with the relocation are projected to reduce the Company's cash flow by approximately $500,000 in fiscal 1997. Other than the above relocation, there are currently no commitments for significant capital expenditures and none are anticipated during the current fiscal year. The Company paid a $.08 per share cash dividend in April 1996; no determination has been made whether additional dividends will be paid in the future.


Impact of Inflation

     The Company believes the impact of inflation and changing prices on its revenues and earnings is not material since the major cost components of its operations, consisting principally of fuel, aircraft, crew and certain maintenance costs are passed through to its customer under current contract terms.

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

No.                          Description

 3.1        Certificate of Incorporation, as amended, incorporated by
reference         to Exhibit 3.1  of the Company's Annual Report on Form 10-K
for the           fiscal year ended March 31, 1994

 3.2        By-laws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

 4.1        Specimen Common Stock Certificate, incorporated by reference to
            Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1 Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

10.2 Loan Agreement among NationsBank of North Carolina, N.A., the Company and its subsidiaries, dated January 17, 1995, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 31,1994

10.3 Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company's
          Quarterly Report on Form 10-Q for the period ended September 30,
1994

10.4 Adoption Agreement regarding the Company's Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
1993*

10.5        Form of options to purchase the following amounts of Common Stock issued by the Company to the following executive officers during
the         following fiscal years ended March 31:*


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

10.6 Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995,

10.7 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc., CSA Air Inc. and Mountain Aircraft Services, LLC and David Clark, incorporated by reference to Exhibit 10.7 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996.*

10.8 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996.*

10.9 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and John
      J. Gioffre, incorporated by reference to Exhibit 10.9 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996.*

10.10 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and J. Hugh Bingham, incorporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996.*

11.1  Computation of Primary and Fully Diluted Earnings per Common Share

21.1  List of subsidiaries of the Company, incorporated by reference to
      Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

27.1  Financial Data Schedule (For SEC use only)

_______________________


 * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

 b.   Reports on form 8-K

 No Current Reports on Form 8-K were filed in the first quarter of the fiscal
   1997.

                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  August 11, 1996              /s/ David Clark
                          David Clark, Chief Executive Officer

Date:  August 11, 1996              /s/ John Gioffre
                          John J. Gioffre, Vice President-Finance

                   AIR TRANSPORTATION HOLDING COMPANY, INC.

                                 EXHIBIT INDEX

Exhibit                                                      PAGE


1.11    Computation of Primary and Fully Diluted
           Earnings Per Common Share........................... 15