Form 10-Q
period 1996-09-30
AIR TRANSPORTATION HOLDING CO INC
filed 1996-11-14
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             September 30, 1996
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

     2,614,433 Common Shares, par value of $.25 per share were outstanding as of November 11, 1996.


This filing contains 16 pages.
The exhibit index is on page 15.

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three and six-month periods ended
     September 30, 1996 and 1995 (Unaudited)                                   3

     Consolidated Balance Sheets at
     September 30, 1996 (Unaudited)
     and March 31, 1996                                                        4

     Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 1996 and 1995 (Unaudited)                             5

     Notes to Consolidated Financial
     Statements (Unaudited)                                                  6-7

     Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
              of Operations                                                 8-11


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             12-14


     Exhibit Index                                                            15



     Exhibits                                                                  1

    AIR TRANSPORTATION HOLDING COMPANY, INC AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF  EARNINGS (UNAUDITED)
                               Three Months Ended        Six Months Ended
                                  September 30,             September 30,
                                  1996        1995         1996         1995
Operating Revenues:
   Cargo                    $ 4,467,154   4,760,715    $ 8,840,836    9,313,132
   Maintenance and other      3,866,573   3,933,369      7,616,498    7,294,734
                              8,333,727   8,694,084     16,457,334   16,607,866

Operating Expenses:
   Flight operations          3,172,405   3,060,820      6,061,255    5,943,335
   Maintenance                3,697,929   4,093,058      7,138,918    7,489,467
   General and administrative 1,046,398     915,120      2,070,352    1,875,142
   Depreciation and amort       103,598     121,038        221,362      246,783
   Facility start-up expenses   167,000           -        210,000            -
                              8,187,330   8,190,036     15,701,887   15,554,727

            Operating Income    146,397     504,048        755,447    1,053,139

Non-operating Income:
Gain on sale of asset & other  (180,716)       (159)      (182,359)    (263,081)

Earnings Before Income Taxes    327,113     504,207        937,806    1,316,220

Provision For Income Taxes      198,622     203,649        403,956      496,113

Net Earnings                $   128,491     300,558  $     533,850      820,107

Weighted Average Shares       2,798,311   3,058,651      2,808,811    3,081,150

Net Earnings Common Share         $0.05       $0.10          $0.19        $0.27

See notes to consolidated financial statements.

  AIR TRANSPORTATION HOLDING COMPANY, INC. AND
                  SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                                       September 30, 1996      March 31, 1996
                                           (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents                $  1,344,776            2,213,841
   Short term investments                      2,545,412            1,889,819
   Accounts receivable, net                    2,773,088            3,133,670
   Expendable parts and supplies                 916,901              725,503
   Prepaid expense and other                      18,423               61,325
   Deferred tax asset, net                       345,115              440,000
    Total Current Assets                       7,943,715            8,464,158

 Property and equipment                        3,092,024            3,248,834
   Less accumulated depreciation              (1,768,767)          (1,678,980)
                                               1,323,257            1,569,854

 Excess Cost of Subsidiary                             -               33,834
 Deferred Tax Asset, Net                               -               27,838
 Other                                            91,715              124,387
                                          $    9,358,687           10,220,071

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                       $      134,517            1,003,081
   Accrued liabilities                         1,605,684            1,555,284
   Income taxes                                  125,957              238,113
   Current maturities of long term debt            6,149                5,976
    Total Current Liabilities                  1,872,307            2,802,454

 Long-Term Debt, Less Current Maturities             529                3,649

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                  -

   Common stock, par value $.25; authorized
     4,000,000 shares; 2,614,433 and
     2,725,433 shares issued                     653,603              681,358
                                               7,156,548            7,299,045
   Deficit                                      (324,300)            (566,435)
                                               7,485,851            7,413,968
                                          $    9,358,687           10,220,071

See notes to consolidated financial statements.

  AIR TRANSPORTATION HOLDING COMPANY, INC. AND
                  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       Six Months Ended
                                                         September 30,
                                                       1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                   $    533,850      820,107
   Adjustments to reconcile net earnings to net
   cash provided by (used in) operating
activities:
     Depreciation and amortization                     221,362      246,783
     Change in deferred tax asset                      122,723      199,258
     Gain on sale of fixed assets                     (182,359)    (263,157)
     Charge in lieu of income taxes                     15,837      142,173
     Working capital changes:
        Accounts receivable                            360,582      958,510
        Parts and supplies                           (191,398)     (76,196)
        Prepaid expense and other                       75,574       25,574
        Accounts payable                             (650,129)   (1,324,559)
        Accrued expenses                                50,400    (334,046)
        Income taxes payable                         (112,156)        7,406
                                                     (289,564)    (418,254)
   Net cash provided by operating activities           244,286      401,853
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                  415,000      450,000
   Capital expenditures                               (189,409)     (54,477)
   Short term investments                             (655,593)      85,270
   Net cash provided by (used in) investing           (430,002)     480,793
activities
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                           (2,947)      (1,257)
   Repurchase of common stock                         (466,967)    (269,560)
   Exercise of stock options                             5,000        4,000
   Dividend                                           (218,435)    (200,615)
            Net cash used in financing activities     (683,349)    (467,432)

NET (DECREASE) INCREASE IN CASH AND CASH              (869,065)      415,214
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,213,841       979,044

       CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 1,344,776     1,394,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
     Interest                                     $        390          130
     Income/Franchise taxes                            384,424       75,579

See notes to consolidated financial statements.

       AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statements of Earnings for the three and six-month periods ended September 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1996 and 1995 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company's deferred tax asset is broken down between current and noncurrent amounts, where applicable, in the accompanying consolidated balance sheets.

     The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $42,000 and $43,000, respectively, during the six-months ended September 30, 1996 and 1995. As of September 30, 1996, all of the valuation allowance of approximately $112,000 relates to potential benefits from post-acquisition carryforwards. Benefits derived from pre-acquisition carryforwards, amounting to $16,000 and $189,000, respectively, during the six-months ended September 30, 1996 and 1995, have been credited directly to goodwill.

     The income tax provisions for the three and six-months ended September 30, 1996 and 1995 differ from the federal statutory rate primarily as a result of state income taxes, changes from book to tax income and adjustment to the valuation allowance.

     The Company completed the utilization of all federal net operating loss carryforwards available for tax return purposes during the quarter ended September 30, 1996. These carryforwards resulted in a reduction of goodwill, until goodwill was reduced to zero in the quarter ended June 30, 1996.

C.  Net Earnings Per Share

     Primary earnings per share has been compiled by dividing net earnings by weighted average number of common shares outstanding during each period. There was no difference between primary and fully diluted earnings per share. Shares issuable under employee stock options are considered common share equivalents and were included in the weighted average common shares as of September 30, 1996 and 1995.

D.  Reclassifications

     Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview

     The Company's revenue is generated primarily through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly out of 78 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands. During the periods covered by this report, MAC and CSA provided air delivery service exclusively to Federal Express Corporation (Customer). As of September 30, 1996, MAC and CSA operated an aggregate of 92 aircraft under agreements with the Customer flying approximately 78 routes.

     Separate agreements cover the three types of aircraft operated by MAC and CSA--Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 90 aircraft at September 30, 1996) are owned by and dry-leased from the Customer, and Short Brothers SD3-30 aircraft (two aircraft at September 30, 1996) are owned by the Company and operated under wet-lease arrangements. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, the Company passes through to its customer certain cost components of its operations without markup-the cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue.

     Agreements are renewable annually and may be terminated by the Customer at any time upon 15 to 30 days' notice. The Company believes that the short term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. The Company is not contractually precluded from providing air freight services to other express delivery firms and has provided such services to other firms in the past.
Loss of its contracts with the Customer would have a material adverse effect on the Company.

     In 1993, to expand its revenue base, the Company organized Mountain Aircraft Services, LLC ("MAS") to sell aircraft parts and offer engine overhaul management and engine component repair services to the commercial and military aviation industry. For the six months ended September 30, 1996, MAS contributed 11% of the Company's consolidated revenues.
      Results of Operations

     Consolidated revenue decreased $151,000 (.9%) to $16,457,000 and $360,000 (4.1%), respectively, for the six and three-month periods ended September 30, 1996 compared to their equivalent 1995 periods. The net changes in revenue primarily resulted from decreases in air freight service revenue related to Company-owned aircraft.

     Operating expenses increased $147,000 (.9%) to $15,702,000 for the six-month period ended September 30, 1996 and $3,000 (0%) to $8,187,000 for the three-month period ended September 30, 1996 compared to their equivalent 1995 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations increased $118,000 (2.0%), primarily due to increased payroll and travel cost, which were partially offset by decreased cost for fuel and engine reserves; maintenance expense decreased $350,000 (4.7%), primarily as a result of decreased outside contractor services, repairs on aircraft and stock purchases; depreciation decreased $25,000 (10.3%) as a result of decreased depreciation related to the sale of aircraft in 1995 and 1996; general and administrative expense increased $195,000 (10.4%) as a result of increased staffing, salary and wage rates, and increased insurance and employee benefits. Facility start-up expenses reflect the $210,000 in cost associated with the Company's start-up and relocation of maintenance operations to Kinston, N.C.

     In August 1996 the Company relocated its MAC and MAS maintenance and repair operations to a new state-of-the-art 62,000 square foot hangar facility located at the North Carolina Global TransPark in Kinston, North Carolina. Relocation and start-up cost amounted to $210,000 and $167,000, respectively, for the six and three-month periods ended September 30, 1996. Although the transfer of equipment and personnel to the new facility went smoothly, the effects of Hurricane Fran, which occurred ten days after the initial relocation, had damaging and disruptive effects on both the facility, and the initial start-up of operations. It is estimated that the start-up and subsequent disruption and diversion of billable personnel to damage control, set-up and repair affected the Company's operating income by an additional $120,000.

     The $81,000 decrease in non-operating income reflects a $180,000 gain on sale of an aircraft in the quarter ended September 30, 1996 compared to a $263,000 gain on disposal of two aircraft in the quarter ended June 30, 1995. The Company currently has no aircraft available for sale.

     The provision for income taxes for the six-month period ended September 30, 1996 decreased $92,000 (18.6%)and $5,000 (2.5%) for the three-month period ended September 30, 1996 compared to their respective 1995 periods due to decreased taxable income partially offset by increases in effective tax rates. The effective income tax rate increased to 43% from 38% and to 60% from 40%, respectively, for the six and three-month periods ended September 30, 1996 versus 1995 due to book to tax income adjustments and second quarter changes in the tax provision due to non-utilization of deferred tax asset valuation allowance.


Liquidity and Capital Resources

     As of September 30, 1996 the Company's working capital amounted to $6,071,000, an increase of $410,000 compared to March 31, 1996. The net increase primarily resulted from profitable operations, as well as a $818,000 decrease in accounts payable and accrued liabilities, a $655,000 increase in short term investments, partially offset by a $361,000 decrease in accounts receivable, a $869,000 decrease in cash and a $95,000 decrease in deferred tax assets.

     The Company's accounts receivable and inventory financing line provides credit in the aggregate of up to $2,250,000 to July 1997. Loans under the line of credit bear interest at the lender's prime rate.

     Substantially all of the Company's assets, excluding aircraft, have been pledged as collateral under this financing arrangement. As of September 30, 1996 the Company was in a net investment position against its credit line. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's financial needs for the foreseeable future.

     The respective six-month periods ended September 30, 1996 and 1995 resulted in the following changes in cash flow: operating activities provided $244,000 and $402,000, investing activities used $430,000 and provided $481,000 and financing activities used $683,000 and $467,000. Net cash decreased $869,000 and increased $415,000 for the respective six-month periods ended September 30, 1996 and 1995.
      Liquidity and Capital Resources (cont'd)

     Cash provided by operating activities was $158,000 less for the six-months ended September 30, 1996 compared to the similar 1995 period principally due to decreased net earnings. Cash used in investing activities for the six-months ended September 30, 1996 was approximately $911,000 more than the comparable period in 1995, principally due to purchase of short-term investments. Cash used in financing activities was $216,000 more in the 1996 six-month period due the repurchase of common stock.

     During the six months ended September 30, 1996 the Company repurchased 115,000 shares of its common stock at a total cost of $467,000. Pursuant to its previously announced stock repurchase program, $354,000 remains available for repurchase of common stock.

     The Company's relocation of its aircraft maintenance and repair operations to Kinston, North Carolina was primarily completed in the quarter ended September 30, 1996. The relocation reduced the Company's cash flow by approximately $390,000 for the six-month period ended September 30, 1996. Other than the above relocation, there are currently no commitments for significant capital expenditures and none are anticipated during the remainder of the current fiscal year. The Company paid a $.08 per share cash dividend in April 1996; no determination has been made whether additional dividends will be paid in the future.


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


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:    November 11, 1996        ___________________________
                          David Clark, Chief Executive Officer

Date:    November 11, 1996        ___________________________
                          John J. Gioffre, Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  November 11, 1996              /s/ David Clark
                          David Clark, Chief Executive Officer

Date:  November 11, 1996              /s/ John Gioffre
                          John J. Gioffre, Vice President-Finance
          AIR TRANSPORTATION HOLDING COMPANY, INC.

     EXHIBIT INDEX

Exhibit                                                      PAGE


11.1   Computation of Primary and Fully Diluted
          Earnings Per Common Share........................... 16