Form 10-Q
period 1996-12-31
AIR TRANSPORTATION HOLDING CO INC
filed 1997-02-11
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             December 31, 1996
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

     2,604,433 Common Shares, par value of $.25 per share were outstanding as of February 11, 1997.


This filing contains 16 pages.
The exhibit index is on page 15.
      AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three and nine-month periods ended
     December 31, 1996 and 1995 (Unaudited)                                    3

     Consolidated Balance Sheets at
     December 31, 1996 (Unaudited)
     and March 31, 1996                                                        4

     Consolidated Statements of Cash
     Flows for the nine-month periods
     ended December 31, 1996 and 1995 (Unaudited)                              5

     Notes to Consolidated Financial
     Statements (Unaudited)                                                  6-7

     Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
              of Operations                                                 8-11


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             12-14


     Exhibit Index                                                            15



     Exhibits                                                                  1

    AIR TRANSPORTATION HOLDING
  COMPANY, INC AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF
       EARNINGS (UNAUDITED)
                                       Three Months Ended       Nine Months Ended
                                         December 31,             December 31,
                                       1996        1995           1996         1995
Operating Revenues:
   Cargo                           $ 4,763,349   4,804,623  $  13,604,185   14,117,755
   Maintenance and other             4,189,707   3,957,251     11,806,205   11,251,985
                                     8,953,056   8,761,874     25,410,390   25,369,740

Operating Expenses:
   Flight operations                 3,306,428   3,078,322      9,367,683    9,021,657
   Maintenance                       3,993,513   3,863,942     11,132,431   11,353,410
   General and administrative        1,102,440   1,037,755      3,172,792    2,912,896
   Depreciation and amortization        95,681     119,104        317,043      365,887
         Facility start-up expense       9,000           -        219,000            -
                                     8,507,062   8,099,123     24,208,949   23,653,850

                  Operating Income     445,994     662,751      1,201,441    1,715,890

Non-operating Income:
Gain on sale of asset & other                -       (376)      (182,359)    (263,457)

Earnings Before Income Taxes           445,994     663,127      1,383,800    1,979,347

Provision For Income Taxes             141,414     309,339        545,370      805,452

Net Earnings                       $   304,580     353,788  $     838,430    1,173,895

Weighted Average Shares              2,793,977   2,982,343      2,803,199    3,048,215

Net Earnings Per Common Share            $0.11       $0.12          $0.30        $0.38

See notes to
consolidated
financial statements.

  AIR TRANSPORTATION HOLDING COMPANY, INC. AND
                  SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                                                  December 31, 1996            March 31, 1996
                                                  (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents                       $    1,467,956                  2,213,841
   Short term investments                               3,055,412                  1,889,819
   Accounts receivable, net                             2,639,319                  3,133,670
   Expendable parts and supplies                          953,503                    725,503
   Prepaid expense and other                                7,253                     61,325
   Deferred tax asset, net                                344,980                    440,000
    Total Current Assets                                8,468,423                  8,464,158

 Property and equipment                                 3,185,702                  3,248,834
   Less accumulated depreciation                      (1,852,448)                (1,678,980)
                                                        1,333,254                  1,569,854

 Excess Cost of Subsidiary                                      -                     33,834
 Deferred Tax Asset, Net                                        -                     27,838
 Other                                                    103,451                    124,387
                                     Total Assets  $    9,905,128                 10,220,071

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                $      488,319                  1,003,081
   Accrued liabilities                                  1,445,752                  1,555,284
   Income taxes                                           216,704                    238,113
   Current maturities of long term debt                     5,174                      5,976
    Total Current Liabilities                           2,155,949                  2,802,454

 Long-Term Debt, Less Current Maturities                        -                      3,649

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                           -                              -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,604,433 and
     2,725,433 shares issued                              651,103                    681,358
   Additional paid in capital                           7,117,798                  7,299,045
   Deficit                                               (19,722)                  (566,435)
                                                        7,749,179                  7,413,968
       Total Liabilities and Stockholders' Equity  $    9,905,128                 10,220,071

See notes to consolidated financial statements.

  AIR TRANSPORTATION HOLDING COMPANY, INC. AND
                  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       Nine Months Ended
                                                          December 31,
                                                       1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                   $    838,430    1,173,895
   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                     317,043      365,887
     Change in deferred tax asset                      122,858      292,223
     Gain on sale of fixed assets                    (182,359)    (263,157)
     Charge in lieu of income taxes                     15,837      209,383
     Changes in Assets and Liabilities:
        Accounts receivable                            494,351    1,290,686
        Parts and supplies                           (228,000)    (223,794)
        Prepaid expense and other                       75,008       37,575
        Accounts payable                             (296,327)   (1,408,231
                                                                          )
        Accrued expenses                             (109,532)    (197,761)
        Income taxes payable                          (21,409)      160,729
                                                       187,470      263,540
   Net cash provided by operating activities         1,025,900    1,437,435
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                  415,000      450,000
   Capital expenditures                              (295,091)    (107,895)
   Purchase of short term investments               (1,165,593    (653,571)
                                                             )
   Net cash used in investing activities            (1,045,684    (311,466)
                                                             )
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                          (4,451)      (3,209)
   Repurchase of common stock                        (508,215)    (748,735)
   Proceeds from exercise of stock options               5,000        4,000
   Dividend paid                                     (218,435)    (200,615)
            Net cash used in financing activities    (726,101)    (948,559)

NET (DECREASE) INCREASE IN CASH AND CASH             (745,885)      177,410
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,213,841      979,044

       CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 1,467,956     1,156,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
     Interest                                     $        491          664
     Income/Franchise taxes                            448,223      229,020

See notes to consolidated financial statements.

          AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of December 31, 1996, the Consolidated Statements of Earnings for the three and nine-month periods ended December 31, 1996 and 1995 and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1996 and 1995 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1996, and for prior periods presented, have been made.

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

     The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $72,000 and $95,000, respectively, during the nine-months ended December 31, 1996 and 1995. As of December 31, 1996, all of the valuation allowance of approximately $82,000 relates to potential benefits from post-acquisition carryforwards. Benefits derived from pre-acquisition carryforwards, amounting to $16,000 and $265,000, respectively, during the nine-months ended December 31, 1996 and 1995, have been credited directly to goodwill.

     The income tax provisions for the three and nine-months ended December 31, 1996 and 1995 differ from the federal statutory rate primarily as a result of state income taxes, changes from book to tax income and adjustment to the valuation allowance.

     The Company completed the utilization of all federal net operating loss carryforwards available for tax return purposes during the quarter ended September 30, 1996. These carryforwards resulted in a reduction of goodwill, which was reduced to zero in the quarter ended June 30, 1996.

C.  Net Earnings Per Share

     Primary earnings per share has been compiled by dividing net earnings by weighted average number of common shares outstanding during each period. There was no difference between primary and fully diluted earnings per share. Shares issuable under employee stock options are considered common share equivalents and were included in the weighted average common shares as of December 31, 1996 and 1995.

D.  Reclassifications

     Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview

     The Company's revenue is generated primarily through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly out of 78 cities, principally located in 30 states in the eastern half of the United States Puerto Rico, Canada and the Virgin Islands. During the periods covered by this report, MAC and CSA provided air delivery service exclusively to Federal Express Corporation (Customer). As of December 31, 1996, MAC and CSA operated an aggregate of 92 aircraft under agreements with the Customer flying approximately 78 routes.

     Separate agreements cover the three types of aircraft operated by MAC and CSA--Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 90 aircraft at December 31, 1996) are owned by and dry-leased from the Customer, and Short Brothers SD3-30 aircraft (two aircraft at December 31, 1996) are owned by the Company and operated under wet-lease arrangements. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue.

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

     In 1993, to expand its revenue base, the Company organized Mountain Aircraft Services, LLC ("MAS") to sell aircraft parts and offer engine overhaul management and engine component repair services to the commercial and military aviation industry. For the nine months ended December 31, 1996, MAS contributed 10% of the Company's consolidated revenue.
      Results of Operations

     Consolidated revenue increased $40,000 (.1%) to $25,410,000 and $191,000 (2.2%) to $8,953,000, respectively, for the nine and three-month periods ended December 31, 1996 compared to their equivalent 1995 periods. The nine-month period net increase in revenue primarily resulted from decreases in air freight service revenue related to Company-owned aircraft, one of which was sold in the current years' second quarter, offset by increased engine overhaul and parts revenue. The three-month period net increase resulted from increased engine overhaul, parts and maintenance revenue offset by decreased Company-owned aircraft revenue.

     Operating expenses increased $555,000 (2.3%) to $24,209,000 for the nine-month period ended December 31, 1996 and $408,000 (5.0%) to $8,507,000 for the three-month period ended December 31, 1996 compared to their equivalent 1995 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations increased $346,000 (3.8%), primarily due to increased wages and travel cost, which were partially offset by decreased cost for engine reserves; maintenance expense decreased $221,000 (5.7%), primarily as a result of decreased outside contractor services, cost of parts and stock purchases which offset increased maintenance staffing; depreciation and amortization decreased $49,000 (13.4%) as a result of goodwill being fully amortized in the current years' first quarter and decreased depreciation related to the sale of aircraft in 1996; general and administrative expense increased $260,000 (8.9%) as a result of increased insurance and employee benefits, staffing, salary and wage rates. Facility start-up expenses reflect $219,000 in cost associated with the Company's start-up and relocation of maintenance operations to Kinston, N.C.

     In August 1996 the Company relocated its MAC and MAS maintenance and repair operations to a new state-of-the-art 62,000 square foot hangar facility located at the North Carolina Global TransPark in Kinston, North Carolina. Relocation and start-up cost amounted to $219,000 for the nine-month period ended December 31, 1996. Although the transfer of equipment and personnel to the new facility went smoothly, the effects of Hurricane Fran, which occurred ten days after the initial relocation, had damaging and disruptive effects on both the facility, and the initial start-up of operations. It is estimated that the start-up and subsequent disruption and diversion of billable personnel to damage control, set-up and repair increased the Company's operating expenses by an additional $120,000.

     The $81,000 decrease in non-operating income reflects a $180,000 gain on sale of an aircraft in the quarter ended September 30, 1996 compared to gains on disposal of two aircraft in the quarter ended June 30, 1995. The Company currently has no aircraft available for sale.

     The provision for income taxes decreased $260,000 for the nine-month period ended December 31, 1996 and decreased $168,000 for the three-month period ended December 31, 1996 compared to their respective 1995 periods due to decreased taxable income and changes in the effective tax rates.


Liquidity and Capital Resources

     As of December 31, 1996 the Company's working capital amounted to $6,312,000, an increase of $651,000 compared to March 31, 1996. The net increase primarily resulted from profitable operations.

     The Company's accounts receivable and inventory financing line provides credit in the aggregate of up to $2,250,000 to July 1997. Loans under the line of credit bear interest at the lender's prime rate.

     Substantially all of the Company's assets, excluding aircraft, have been pledged as collateral under this financing arrangement. As of December 31, 1996 the Company was in a net investment position against its credit line. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's financial needs for the foreseeable future.

     The respective nine-month periods ended December 31, 1996 and 1995 resulted in the following changes in cash flow: operating activities provided $1,026,000 and $1,437,000, investing activities used $1,046,000 and $311,000 and financing activities used $726,000 and $949,000. Net cash decreased $746,000 and increased $177,000 for the respective nine-month periods ended December 31, 1996 and 1995.
      Liquidity and Capital Resources (cont'd)

     Cash provided by operating activities was $411,000 less for the nine-months ended December 31, 1996 compared to the similar 1995 period principally due to decreased net earnings and receivable collections. Cash used in investing activities for the nine-months ended December 31, 1996 was approximately $735,000 more than the comparable period in 1995, principally due to purchase of short-term investments. Cash used in financing activities was $223,000 less in the 1996 nine-month period due to a reduction in the repurchase of common stock in 1996.

     During the nine months ended December 31, 1996 the Company repurchased 125,000 shares of its common stock at a total cost of $508,000. Pursuant to its previously announced stock repurchase program, $313,000 remains available for repurchase of common stock.

     The Company's relocation of its aircraft maintenance and repair operations to Kinston, North Carolina was primarily completed in the quarter ended September 30, 1996. The relocation reduced the Company's cash flow by approximately $399,000 for the nine-month period ended December 31, 1996. Other than the above relocation, and cost related to the start-up of MAS's component overhaul and repair facility at Kinston, there are currently no commitments for significant capital. The Company paid a $.08 per share cash dividend in April 1996; no determination has been made whether additional dividends will be paid in the future.


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

 b.   Reports on form 8-K

 No Current Reports on Form 8-K were filed in the quarter ended December 31, 1996.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:    February 11, 1996        ___________________________
                          David Clark, Chief Executive Officer

Date:    February 11, 1996        ___________________________
                          John J. Gioffre, Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  February 11, 1996              /s/ David Clark
                          David Clark, Chief Executive Officer

Date:  February 11, 1996              /s/ John Gioffre
                          John J. Gioffre, Vice President-Finance
          AIR TRANSPORTATION HOLDING COMPANY, INC.

     EXHIBIT INDEX

Exhibit                                                      PAGE


11.1   Computation of Primary and Fully Diluted
          Earnings Per Common Share........................... 16