Form 10-K
period 1997-03-31
AIR TRANSPORTATION HOLDING CO INC
filed 1997-05-27
CIK 353184

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________
                               Form 10-K
                           _________________
(Mark One)
yes      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended March 31, 1997
                                  OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from _______________ to _____________

                    commission file number 0-11720

                      AIR TRANSPORTATION HOLDING
                             COMPANY, INC.
        (Exact name of registrant as specified in its charter)

           Delaware                            52-1206400
 (State or other jurisdiction               (I.R.S. Employer
     of incorporation or                  Identification No.)
        organization)
      3524 Airport Road
    Maiden, North Carolina                       28650
    (Address of principal                      (Zip Code)
      executive offices)

             (704) 377-2109
    (Registrant's telephone number,
          including area code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value  $.25 per share
                           (Title of Class)
                          __________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes yes_  No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [
]
     The aggregate market value of voting stock held by non-affiliates of the registrant as of May 1, 1997, computed by reference to the average of the closing bid and asked prices for such stock on such date, was $4,526,108. As of the same date, 2,651,433 shares of Common Stock, no par value, were outstanding.


                             PART I

Item 1.   Business.

     Air Transportation Holding Company, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates in two industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. ("MAC") and CSA Air, Inc. ("CSA"), and aircraft maintenance, parts and other aviation related services to the commercial and military aviation industries through its wholly owned subsidiary, Mountain Aircraft Services, LLC ("MAS"). For the fiscal year ended March 31, 1997 the Company's air cargo services through MAC and CSA accounted for approximately 90.2% of the Company's consolidated revenues, and aviation related services through MAS accounted for 9.8% of consolidated revenues. The Company's air cargo services are provided to one strategic partner -- Federal Express Corporation ("Federal Express"). Revenues from contracts with Federal Express accounted for approximately 89.5% of the Company's consolidated revenues for the year ended March 31, 1997. Certain financial data with respect to the Company's overnight air cargo and aviation services segments are set forth in Note 11 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. Such data are incorporated herein by reference.

     The principal place of business of the Company, MAC and MAS is Maiden, North Carolina, and the principal place of business of CSA is Iron Mountain, Michigan.

Recent Corporate Reorganization and Diversification.

     In October 1993, the Company organized MAS to diversify its customer base and business mix. MAS is organized as a limited liability company, of which the Company and MAC are members (99% of the profits and losses are allocated to the Company and 1% to
MAC).

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

Overnight Air Cargo Services.

     MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States and Canada, and in Puerto Rico and the U.S. Virgin Islands. MAC and CSA's revenues are derived principally pursuant to "dry-lease" service contracts. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or
CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry-lease service contracts accounted for 95.7% of MAC and CSA's revenues (86.3% of the Company's consolidated revenues).

     For the fiscal year ended March 31, 1997, MAC and CSA provided air delivery service exclusively to Federal Express. As of March 31, 1997, MAC and CSA operated an aggregate of 95 aircraft under agreements with Federal Express. Separate agreements cover the three types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under "wet-lease" arrangements with Federal Express which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA. As of March 31, 1997, MAC and CSA were flying approximately 140 routes pursuant to their agreements with Federal Express.

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

     MAC and CSA, together, operated or held for sale the following aircraft as of March 31, 1997:

                                         Form of     Number of
      Type of Aircraft     Model Year  Ownership     Aircraft

      Cessna Caravan, 208A and 208B
       (single turbo prop)  1985-1996   dry lease      71

      Fokker F-27
       (twin turbo prop)    1968-1981   dry lease      22

      Short Brothers SD3-30
        (twin turbo prop)        1981     owned         2
                                                  __________
        Total                                          95

 Of the 95 aircraft fleet, 93 aircraft--that is, the Cessna Caravan and Fokker F-27 aircraft--are owned by Federal Express. Under the dry-lease service contracts, certain maintenance expense, including cost of parts inventory, and maintenance performed by personnel not employed by the Company, is passed directly to the customer, and the expense of daily, routine maintenance and aircraft service checks is charged to the customer on an hourly basis. Accordingly, the Company does not anticipate maintenance expense, such as engine overhauls, to be material to the Company's operating results.

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

     The Company's air cargo operations are not materially seasonal.

Aviation Related Services.

     In October 1993, the Company organized MAS to diversify its customer base and business mix. MAS provides aircraft maintenance and parts and other aviation related services to the commercial and military aviation industries. MAS's principal offices are located in Maiden, North Carolina and its primary maintenance facilities are located at the Global TransPark in Kinston, North Carolina and Miami, Florida.

     Services offered by MAS include engine overhaul management, aircraft maintenance and component repair. Services are provided under standard purchase contracts.

     In addition, MAS sells aircraft parts, of which approximately 5% of the amount sold in the fiscal year ended
March 31, 1997 were used in connection with maintenance performed by MAS. Sales of parts by MAS do not include any parts purchased for maintenance of aircraft operated by MAC or CSA.

     MAS's inventory of parts held for sale was $936,000 at March 31, 1997 and included parts for use in primarily five types of commercial and military aircraft, all of which are generally in current use. MAS maintains its own inventory controls and documentation, sets stocking levels and determines the conditions for surplus parts disposal.

     MAS's customers include the commercial air cargo and passenger aviation industries and manufacturers of commercial and military aircraft and contract maintenance companies serving the commercial and military aviation industry. MAS generally does not provide parts or services under contracts directly with the U.S. government. For the fiscal year ended March 31, 1997, MAS provided services or parts to over 120 customers, with no single customer accounting for more than 5% of the Company's revenues for the year.

     MAS's operations are not materially seasonal.

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

Employees.

     At May 1, 1997, the Company had 375 full-time and full-time-equivalent employees, of which 308 are employed by MAC, 52 are employed by CSA and 15 are employed by MAS. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

Item 2.   Properties.

     The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by
J. Hugh Bingham, William H. Simpson and John J. Gioffre, officers and directors of the Company and the estate of David Clark. The facility consists of approximately 65 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 9,700 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The lease for this facility was renewed in May 1996, and is currently scheduled to expire on May 31, 2001, and may be renewed for an additional five-year period. In connection with the renewal, the monthly rental payment for this facility increased to $8,073.

     The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased under an annually renewable agreement with a monthly rental payment, as of March 31, 1997, of approximately $1,000.

     On November 16, 1995, the Company entered into a twenty-one and a half year premises and facilities lease with Global TransPark Foundation, Inc. to lease approximately 53,000 square feet of a new 66,000 square foot aircraft hangar shop and office facility at the North Carolina Global TransPark in Kinston, North Carolina. On August 10, 1996, MAS's component repair services and part of MAC's aircraft maintenance operations were relocated to this facility. Rent under this lease increases over time as follows: the first 18 months, no rent; the next 5-year period, $2.25 per square foot; the next 5-year period, $3.50 per square foot; the next 5-year period, $4.50 per square foot; and the final 5-year period, $5.90 per square foot. This lease is cancelable under certain conditions at the Company's option. The Company began operations at this facility in August 1996.

     MAS operates an engine overhaul management facility in Miami, Florida, leasing approximately 4,700 square feet of shop space. The lease expires in April 1998, and the monthly rental payment is $2,500.

     As of March 31, 1997, the Company leased hangar space at 17 other locations for aircraft storage. Such hangar space is leased at prevailing market terms.

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

     As of May 1, 1997, the number of holders of record of the Company's Common Stock was approximately 523. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 1995 through March 1997 is as follows:

                                         Common Stock
           Quarter Ended                   High    Low

           June 30, 1995                   4 1/8  3 3/8
           September 30, 1995              4 1/2  3 3/4
           December 31, 1995               4 3/4  3 3/4
           March 31, 1996                  4 1/2  3 3/4

           June 30, 1996                   4 3/8  4
           September 30, 1996              5 7/8  4 1/8
           December 31, 1996               5 1/4  4
           March 31, 1997                  4 1/4  3 1/4

     On June 15, 1994, following the Company's one-for-five reverse split of shares of its Common Stock, the Company paid a cash dividend of $.06 per share ($.012 per pre-split share). On May 31, 1995, the Company paid a cash dividend of $.07 per share. On April 22, 1996, the Company paid a cash dividend of $.08 per share. The Company's Board of Directors on May 9, 1997 declared a cash dividend of $.10 per share payable on June 23, 1997 to stockholders of record on June 2, 1997. Prior to January 1992, the Company had not paid a dividend.

Item 6.   Selected Financial Data.

                     SELECTED FINANCIAL DATA
              (in thousands except per share data)

                                    Year Ended March 31,
                     1997      1996    1995     1994     1993

Operating revenues  $35,103  $35,432  $32,813  $30,674  $26,776
Earnings before extra-
ordinary credit and
change in accounting
principle             1,323    1,612    1,598    1,579    1,504
Extraordinary credit     -        -        -       .22      309
Change in accounting
 principle               -        -        -       715       -
Net earnings       $  1,323 $  1,612 $  1,598 $  2,294 $  1,813

Net earnings per share(1):
 Earnings before extra-
 ordinary credit and
 change in accounting
 principle         $    .47 $    .53 $    .48 $    .47 $    .47
Extraordinary credit     -        -        -        -       .09
Change in accounting
 principle               -        -        -        -        -
Net earnings            .47      .53      .48      .69      .56

Total assets       $ 11,118 $ 10,220 $ 10,161 $  8,550 $  7,147

Long-term debt,including
current portion    $     -  $     10 $     14 $     20 $    241

Stockholder's
equity             $  8,254 $  7,414 $  7,130 $  6,642 $  4,493

Average common shares
 outstanding(1)       2,794    3,020    3,312    3,348    3,210

Dividend declared per
common share
(1)(2)(3)          $     -  $    .15 $    .06 $    .05 $     -

Dividend paid per
common share(1)(2) $    .08 $    .07 $    .06 $    .05 $     -
_____________________________

(1) All common share and dividend data at dates or for periods ending prior to May 16, 1994 have been adjusted to reflect the one-for-five reverse stock split effected on May 16, 1994.
(2) On February 1, 1996, the Company declared a cash dividend of $.08 per common share that was paid on April 22, 1996.
(3) On May 9, 1997, the Company declared a cash dividend of $.10 per common share payable on June 23, 1997 to stockholders of record on June 2, 1997

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

     The Company's revenue is primarily generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 81 cities principally located in 30 states in the eastern half of the United States and in Canada, Puerto Rico, and the Virgin Islands. During the periods covered by this report, MAC and CSA provided air delivery service exclusively to Federal Express Corporation (Customer). As of March 31, 1997, MAC and CSA operated an aggregate of 95 aircraft under agreements with the Customer flying approximately 142 routes.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at March 31, 1997) are owned by and dry-leased from the Customer, and Short Brothers SD3-30 aircraft (two aircraft at March 31, 1997) are owned by the Company and operated under wet-lease arrangements. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Agreements are renewable annually and may be terminated by the Customer at any time upon 15 to 30 days' notice. The Company believes that the short term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. The Company is not contractually precluded from providing such services to other firms, and has done so in the past. Loss of its contracts with the Customer would have a material adverse effect on the Company.

     In Fiscal 1994, to expand its revenue base, the Company organized Mountain Aircraft Services, LLC ("MAS") to sell aircraft parts and offer engine overhaul management and engine component repair services to the commercial and military aviation industry. Revenue from this operation contributed approximately $3,445,000 (9.8%) and $3,176,000 (8.9%) to the Company's revenues in fiscal 1997 and 1996, respectively.

     The following table summarizes the changes and trends in the Company's expenses as a percentage of revenue:

                                      Fiscal Year Ended March 31
                                        1997     1996     1995

Operating revenue (in thousands)      $35,103 $35,432  $32,813

Expense as a percentage of revenue           %        %       %

 Flight operations                       36.75   35.71    36.97
 Maintenance                             44.46   46.39    43.67
 General and administrative              12.06   10.77    10.91
 Depreciation and amortization            1.06    1.36     1.39
 Facility start-up and merger             0.99      -           -

     Total costs and expenses            95.32%  94.23%   92.94%

     Fiscal 1997 vs. 1996. Consolidated revenue decreased $329,000 (0.9%) to $35,103,000 for the fiscal year ended March 31, 1997 compared to the prior fiscal year. The decrease in 1997 revenue primarily resulted from a $1,054,000 decrease in cargo revenue generated by Company-owned aircraft (one of which was sold in fiscal 1997), partially offset by a $308,000 increase in dry lease revenue and a $418,000 increase in revenue related to the expansion of MAS.

     Operating expenses increased $72,000 (0.2%) to $33,462,000 for fiscal 1997 compared to fiscal 1996. The increase in operating expenses consisted of the following changes: cost of flight operations increased $249,000 (2.0%) as a result of increases in pilot and flight personnel and costs associated with pilot travel; maintenance expense decreased $830,000 (5.1%) primarily as a result of decreases in parts purchases and contract service and outside maintenance costs; depreciation and amortization decreased $113,000 (23.3%) due to the sale of a Company-owned aircraft and the complete amortization of goodwill in the first quarter of fiscal 1997; the general and administrative expense increase of $418,000 (11.0%) resulted from increases in insurance, employee benefits and wage rates, and increases in operational and clerical staffing related to expansion of MAS; facility start-up/merger expense reflect $223,000 and $125,000 of cost, respectively associated with the start-up and relocation of maintenance operations to Kinston, North Carolina and professional fees related to the Company's letter of intent to acquire another entity. These merger discussions were terminated subsequent to fiscal year end.

     Non-operating income increased a net $40,000 (8.4%) due to increased investment income offsetting decreased proceeds from the disposal of assets.

     Pretax earnings decreased $361,000 to $2,159,000 for fiscal 1997. The pretax earnings decrease was primarily related to the decreased level of earnings generated by Company-owned aircraft and costs associated with the above facility start-up and merger expense.

     Provision for income taxes decreased $72,000 (7.9%) to $836,000 in 1997. The decrease was due to decreased earnings offset by the complete utilization of net operating loss carryforwards in the second quarter of fiscal 1997. The provision for income taxes for the fiscal years ended March 31, 1997 and 1996 were different from the Federal statutory rates due to state tax provisions and changes to the deferred tax valuation allowance.

     Fiscal 1996 vs. 1995. Consolidated revenue increased $2,620,000 (8.0%) to $35,432,000 for the fiscal year ended March 31, 1996 compared to the prior fiscal year. Fiscal 1996's revenue increase resulted primarily from a $1,819,000 increase in parts brokering and quick engine change revenue related to the expansion of MAS, and an increase in the number of customer-owned aircraft operated by the Company.

     Operating expenses increased $2,885,000 (9.5%) to $33,390,000 for fiscal 1996 compared to fiscal 1995. The increase in operating expenses consisted of the following changes: cost of flight operations increased $522,000 (4.3%) primarily due to an increase in pilot staffing and airport fees; maintenance expense increased $2,103,000 (14.7%), primarily as a result of increases in cost of sales related to aircraft parts sold by MAS and increased use of outside contract services; depreciation increased $26,000 (5.4%); general and administrative expense increased $234,000 (6.5%) as a result of increased staffing at MAS, and increased employee benefits, salary and wage rates.

     The $263,000 increase, in fiscal 1996, in non-operating income reflects a gain on disposal of Company-owned aircraft.

     Pretax earnings increased (3.1%) to $2,520,000 for fiscal 1996 compared to 1995. The increases were due to the gain on disposal of Company-owned aircraft, income on Company investments, and increased earnings generated by MAS, partially offset by increased operating and administration cost, and decreased cargo aircraft maintenance revenue.

     The provision for income taxes increased $60,000 (7.1%) to $908,000 for fiscal 1996 compared to fiscal 1995. Fiscal 1996 experienced an increased effective Federal tax rate due to the full utilization of certain net operating loss carryforwards during the third quarter of fiscal 1995.

Liquidity and Capital Resources

     As of March 31, 1997 the Company's working capital amounted to $6,588,000, an increase of $930,000 compared to March 31, 1996. The net increase, primarily resulted from profitable operations, disposal of aircraft and earnings on investments, as reflected by a $504,000 increase in cash and investments, a $203,000 decrease in accounts payable and a $344,000 increase in inventory, partially offset by a $261,000 increase in accrued expenses and taxes. The March 31, 1997 cash balance included $951,000 invested in bonds and commercial paper.

     The Company's accounts receivable and inventory financing line provides credit in the aggregate of up to $2,250,000 and extends to July 1997. Loans under the line of credit bear interest at the lender's prime rate. The Company anticipates that it will renew the line of credit in July 1997.

     Substantially all of the Company's assets, excluding aircraft, have been pledged as collateral under this financing arrangement. As of March 31, 1997, the Company was in a net investment position against its credit line. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

     The respective years ended March 31, 1997, 1996 and 1995 resulted in the following changes in cash flow: Operating activities provided $1,262,000, $1,510,000 and $3,041,000, investing activities used $397,000, $1,567,000 and $299,000 and financing activities used $701,000, $1,110,000 and $1,109,000, respectively. Net cash increased $164,000 for March 31, 1997, decreased $1,167,000 for 1996 and increased $1,633,000 for 1995.

     Cash provided by operating activities was $247,000 less for the year ended March 31, 1997 compared to 1996, primarily due to reductions in net earnings. Cash used in investing activities for the year ended March 31, 1997 was approximately $1,170,000 less than 1996, principally due to a decrease in short term investments purchased, partially offset by an increase in capital expenditures. Cash used in financing activities was $409,000 less in 1997 compared to 1996 due to a decrease in repurchases of common stock.

     During the fiscal year ended March 31, 1997 the Company repurchased 135,000 shares of its common stock at a total cost of $549,470. Pursuant to its previously announced stock repurchase program, $272,000 remains available for repurchase of common stock.

     The Company relocated certain of its aircraft maintenance and repair operations to Kinston, North Carolina in August 1996.
Costs associated with the relocation (including capital expenditures) reduced the Company's cash flow by approximately
$313,000 in fiscal 1997.

     The Company's Chairman and CEO, David Clark, passed away on April 18, 1997. In addition to amounts previously expensed, under the terms of Mr. Clark's employment agreement death benefits with a present value of $418,000 will be expensed in the first quarter of fiscal 1998. The death benefits are payable in the amount of $75,000 per year for 10 years. Other than the above death benefit, there are currently no commitments for significant cash expenditures.

     Company stockholders approved a consolidation of common shares via a one-for-five reverse stock split, which became effective May 16, 1994. The following cash dividend data gives effect to the reverse stock split. The Company paid, on May 31, 1995, a special cash dividend of $.07 per common share to shareholders of record May 8, 1995, and paid an $.08 per common share special cash dividend on April 22, 1996 to shareholders of record April 2, 1996. The Company will also pay a $.10 per common share special cash dividend on June 23, 1997 to shareholders of record June 2, 1997.

Impact of Inflation

     The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.
Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

     Not applicable

Item 8.   Financial Statements and Supplementary Data.

     The following pages present the consolidated financial statements of the Company and the independent auditors' report thereon.


                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Air Transportation Holding Company, Inc.
Denver, North Carolina


We have audited the accompanying consolidated balance sheets of Air Transportation Holding Company, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Air Transportation Holding Company, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE
June      , 1997
Charlotte, North Carolina

    AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



                                                March 31,
                                             1997         1996
ASSETS (Note 3)

CURRENT ASSETS
 Cash and cash equivalents              $ 2,377,898 $ 2,213,841
 Marketable securities (Note 1)           2,229,708   1,889,819
 Accounts receivable, less allowance for
   doubtful accounts of $57,000 in 1997
   and $44,000 in 1996                    3,310,810   3,133,670
 Parts and supplies inventory             1,069,206     725,503
 Prepaid expenses                           119,828      61,325
 Deferred tax asset (Note 7)                344,980     440,000
   Total Current Assets                   9,452,430   8,464,158


PROPERTY AND EQUIPMENT (Notes 3 and 4):
 Furniture, fixtures and improvements     2,555,994   2,084,027
 Flight equipment and rotables inventory    842,642   1,164,807
                                          3,398,636   3,248,834
 Accumulated depreciation and
  amortization                           (1,943,020) (1,678,980)
   Property and equipment, net            1,455,616   1,569,854

OTHER ASSETS                                210,365     158,221
DEFERRED TAX ASSET (NOTE 7)                    -         27,838
   Total Assets                         $11,118,411 $10,220,071

         See notes to consolidated financial statements.

    AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



                                                March 31,
                                             1997         1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $   809,245 $ 1,012,706
 Accrued expenses (Notes 2, 4 and 8)      1,665,046   1,555,284
 Income taxes payable (Note 7)              389,916     238,113
   Total Current Liabilities              2,864,207   2,806,103


STOCKHOLDERS' EQUITY (Note 5):
 Preferred stock, $1 par value, authorized
   10,000,000 shares, none issued               -          -
 Common stock, par value $.25; authorized
   4,000,000 shares; issued 2,651,433 shares
   in 1997 and 2,725,433 shares in 1996     662,858     681,358
 Additional paid in capital               7,126,294   7,299,045
 Retained earnings (deficit)                465,052    (566,435)
   Total Stockholders' Equity             8,254,204   7,413,968

   Total Liabilities and Stockholders'
   Equity                               $11,118,411 $10,220,071


         See notes to consolidated financial statements.

    AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS



                                    Year Ended March 31,
                               1997        1996         1995

Operating Revenues (Note 6):
 Cargo                     $18,521,298  $19,129,860 $18,283,842
 Maintenance                12,966,027   13,104,829  13,149,946
 Aircraft services and other 3,615,947    3,197,607   1,378,804
                            35,103,272   35,432,296  32,812,592

Operating Expenses:
 Flight operations          12,902,342   12,653,601  12,131,978
 Maintenance and brokerage  15,606,161   16,435,729  14,332,419
 General and administrative  4,234,113    3,815,987   3,582,055
 Depreciation and amortization 371,615 484,711 458,619 Facility start-up and merger
     expense (Note 9)          347,960         -           -
                            33,462,191   33,390,028  30,505,071

Operating Income             1,641,081    2,042,268   2,307,521

Non-operating Expense (Income):
 Interest                          458          981         661
 Investment income            (336,222)    (215,252)   (138,380)
 Gain on sale of equipment    (182,359)    (263,508)       -
                              (518,123)    (477,779)   (137,719)

Earnings Before Income Taxes 2,159,204    2,520,047   2,445,240

Income Taxes (Note 7)          836,000      908,000     847,687

Net Earnings               $ 1,323,204  $ 1,612,047 $ 1,597,553

Net Earnings Per Common
Share                      $      0.47  $      0.53 $      0.48

Weighted Average Shares
Outstanding                  2,793,585    3,019,831   3,312,387



         See notes to consolidated financial statements.

    AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                         Common Stock (Note 5)   Additional  Retained
                                                  Paid-In    Earnings
                          Shares        Amount    Capital    (Deficit)

Balance, March 31, 1994  2,912,433  $   728,108  $8,279,308 $(2,365,859)

 Repurchase and retire-
 ment of common stock     (278,500)     (69,625)   (563,450)   (534,525)
 Exercise of stock
 options                   232,000       58,000     175,250        -
 Cash dividend
($.06 per share)              -            -           -       (174,746)
 Net earnings                 -            -           -      1,597,553

Balance, March 31, 1995  2,865,933      716,483   7,891,108  (1,477,577)

 Repurchase and retirement
   of common stock        (238,500)     (59,625)   (669,563)   (281,855)
 Exercise of stock options  98,000       24,500      77,500        -
 Cash dividend ($.07 per
 share)                       -            -           -       (200,615)
 Cash dividend ($.08 per
 share)                       -            -           -       (218,435)
 Net earnings                 -            -           -      1,612,047

Balance, March 31, 1996  2,725,433      681,358   7,299,045    (566,435)

 Repurchase and retirement
   of common stock        (135,000)     (33,750)   (224,001)   (291,717)
 Exercise of stock options  61,000       15,250      51,250        -
 Net earnings                 -                        -      1,323,204

Balance, March 31, 1997  2,651,433  $   662,858  $7,126,294 $   465,052






    AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Year Ended March 31,
                                           1997        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                         $ 1,323,204  $ 1,612,047 $ 1,597,553
 Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Depreciation and amortization          371,615      484,711     458,619
   Change in deferred tax asset           122,858      107,782     104,180
   Gain on sale of assets                (182,359)    (263,508)       -
   Charge in lieu of income taxes
   credited to goodwill                    15,837      323,346     275,468
   Other changes:
    Accounts receivable                  (177,140)     232,616    (344,082)
    Parts and supplies inventory         (343,703)    (455,850)   (168,833)
    Other assets                         (144,483)     (88,180)     (4,709)
    Accounts payable                       14,974     (794,443)    828,102
    Accrued expenses                      109,762      154,009     264,334
    Income taxes payable                  151,803      197,059      29,941
     Total adjustments                    (60,836)    (102,458)  1,443,020

 Net cash provided by operating
 activities                             1,262,368    1,509,589   3,040,573

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                    (472,019)    (127,156) (1,048,851)
 Proceeds from sale of equipment          415,000      450,000        -
 Loan repayments from officers               -            -        750,000
 Purchase of marketable securities       (674,194)  (1,889,819)       -
 Sale of marketable securities            334,305         -           -
 Net cash used in investing activities   (396,908)  (1,566,975    (298,851)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of cash dividend                (218,435)    (200,615)   (174,746)
 Repurchase of common stock              (549,468)  (1,011,043) (1,167,600)
 Proceeds from exercise of stock options   66,500      102,000     233,250

 Net cash used in financing activities   (701,403)  (1,109,658) (1,109,096)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                               164,057   (1,167,044)  1,632,626
CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                 2,213,841    3,380,885   1,748,259

CASH AND CASH EQUIVALENTS AT END OF
YEAR                                  $ 2,377,898  $ 2,213,841 $ 3,380,885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                           $       572  $       981 $     1,233
   Income/Franchise Taxes                 613,396      346,873     338,562

         See notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED MARCH 31, 1997, 1996, AND 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principal Business Activity - The Company, through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight, and a provider of aircraft parts, engine overhaul management and component repair services.

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

     Long-Lived Assets - Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The new standard, which was adopted in fiscal 1997, did not have a material effect on the Company's financial position or results of operations.

     Goodwill - Goodwill was reduced to zero in the quarter ended
     June 30, 1996. Goodwill was amortized on a straight-line basis over a 40-year period and was further reduced by the utilization of pre-acquisition net operating losses.

     Cargo and Maintenance Revenue - Cargo revenue is recognized at the time the route is completed, and maintenance revenue is recognized when the service has been performed.

     Operating Expenses Reimbursed by Customer - The Company, under the terms of its dry-lease service contracts, passes through to its major customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance and certain other direct operating costs are included in operating expenses and billed to the customer, as cargo and maintenance revenue, at cost.

     Marketable Securities - Marketable securities consists primarily of individual stocks and bonds and mutual funds. The Company has classified marketable securities as available-for-sale and they are carried at fair value. If significant, unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of stockholders' equity, net of the related income taxes, until realized. At March 31, 1997 and 1996, such unrealized amounts were immaterial. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price. During 1997, the Company recorded realized gains of approximately $67,000 (none in 1996) in the accompanying consolidated statements of earnings. At March 31, 1996, marketable securities consisted primarily of commercial paper. At March 31, 1997, marketable securities consisted of the following investment types:

                    Mutual funds $    961,048
                    Equity securities 237,876
                    Government bonds  690,541
                    Corporate bonds   340,243
                    Total        $  2,229,708

     Net Earnings Per Common Share - Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding, including common shares issuable under employee stock options which are considered common share equivalents. There were no material differences between primary and fully diluted earnings per share (see Reverse Stock Split below).

     Statement of Financial Accounting Standards No. 128 - In February 1997, the Financial Accounting Standards Board issued "Earnings Per Share", which replaces "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Management does not expect that this new standard will result in any significant change in its earnings per share computation. Adoption of this standard will be required in the fourth quarter of fiscal 1998.

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

     Income Taxes - Income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the asset and liability method. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

     Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in fiscal 1997 and elected the continued use of APB Opinion No. 25. Pro- forma disclosure has not been provided since no employee stock options have been granted since 1992.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

     Reclassifications - Certain prior year reclassifications have been made to 1996 and 1995 amounts to conform to the 1997 presentation.

2.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                MARCH 31,
                                             1997        1996

     Salaries, Wages and Related Items  $   741,835 $   684,440
     Profit Sharing                         352,000     409,000
     Other                                  571,211     461,844

                                        $ 1,665,046 $ 1,555,284


3.   FINANCING ARRANGEMENTS

     The Company's accounts receivable and inventory financing agreement provides for credit up to the lesser of $2,250,000 or the sum of 85% of eligible accounts receivable and 35% of inventory (up to $400,000 maximum inventory borrowing). Amounts advanced bear interest at the prime rate and are payable upon demand. The prime rate at March 31, 1997 was 8 1/2%. Any advances are collateralized by a first lien on accounts receivable, inventories and certain equipment. There were no advances outstanding as of March 31, 1997 or 1996.


4.   LEASE COMMITMENTS

     The Company has operating lease commitments for office equipment and its office and maintenance facilities. The Company leases its corporate office and maintenance facilities from a company controlled by Company officers for $8,073 per month under a five year lease which expires in May 2001.

     On August 10, 1996, the Company relocated certain portions of its maintenance operations to a new maintenance facility located at the Global TransPark in Kinston, N. C. Under the terms of the 21.5 year facility lease, after an 18 month grace period (from date of occupancy), rent will escalate from $2.25 per square foot to $5.90 per square foot over the life of the lease. However, based on the occurrence of certain events the lease may be canceled by the Company.
     The Company currently considers the lease to be non-cancelable for four years and has calculated rent expense on a straight-line basis over this portion of the lease term.

     At March 31, 1997, future minimum annual rental payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:


               1998                 $ 116,867
               1999                   216,805
               2000                   216,805
               2001                   136,854
               2002                    16,147

       Total minimum lease payments $ 703,478


     Rent expense for operating leases amounted to $236,000, $177,000, and $179,000 for 1997, 1996 and 1995,
     respectively. Rent expense to related parties was $94,733 for 1997 and $84,000 for both 1996 and 1995.

5.   STOCKHOLDERS' EQUITY

     The Company may issue up to 10,000,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 1997.

     The Company has granted options to purchase shares of common stock to certain Company employees at prices ranging from $1.00 to $1.25 per share. All options were granted at exercise prices which aproximated the fair value of the common stock on the date of grant. Options vest over a five year period, and must be exercised within five years of the vesting date. As of March 31, 1997, options totaling 186,000 shares are outstanding, of which 99,000 are at $1.00 per share and 87,000 are at $1.25 per share. The outstanding options at March 31, 1997 have a weighted average contractual life of 2.1 years. Options exercised during fiscal 1997, 1996 and 1995 were 61,000, 98,000 and
     232,000, respectively. No options have been granted or have expired during fiscal year 1997, 1996 or 1995. The Company has reserved an aggregate of 186,000 common shares for issuance upon exercise of these stock options. Of the outstanding options at March 31, 1997, all are currently exercisable at a weighted average exercise price of $1.12 per share

     The Company has announced its intention to repurchase the Company's common stock under a share repurchase program. At
     March 31, 1997 the Company had repurchased a total of 652,000 shares at a total cost of $2,728,000 and may expend up to an additional $272,000 under this program.

6.   REVENUES FROM MAJOR CUSTOMER

     Approximately 89.5%, 89.1% and 95.3% of the Company's revenues were derived from services performed for a major air express company in 1997, 1996 and 1995, respectively.


7.   INCOME TAXES

     The provision for income taxes was based upon the asset and liability method in 1997, 1996 and 1995 and consisted of:

                                       YEAR ENDED MARCH 31,
                                   1997        1996        1995
     Current:
     Federal                   $  519,000  $  188,000  $  169,000
     State                        178,000     182,000     195,000

     Total current                697,000      70,000     364,000
     Deferred                     123,000     108,000     104,000
     Charge in lieu of Federal
     taxes                         16,000     430,000     380,000

     Total                     $  836,000  $  908,000  $  848,000


     Pre-acquisition net operating loss carryforwards have been utilized for federal income tax purposes for fiscal years 1997, 1996 and 1995. The income tax benefit ($16,000 in 1997, $323,000 in 1996 $275,000 in 1995) derived from these pre-acquisition net operating loss carryforwards was accounted for as a reduction of goodwill until goodwill was fully amortized in fiscal year 1997.


     The consolidated income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:


                                      1997        1996
1995

     Income tax provision at U.S.
       statutory rat       $  734,000  $  857,000  $  832,000
     State income taxes       118,000     120,000     129,000
     Reduction in valuation
       allowance              (37,000)   (115,000)    112,000
     Other net                 21,000      46,000      (1,000)

     Income tax provision  $  836,000  $  908,000  $  848,000

     The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company's deferred tax asset at March 31, 1997 and 1996 are as follows:

                                              1997        1996


     Net operating loss carryforwards  $       -     $  163,849
     Book accruals over tax                 452,851     420,392
     Fixed assets                            25,329      53,850

                                            478,180     638,091
     Less:  Valuation allowance            (133,200)   (170,253)

     Deferred tax asset                 $   344,98   $  467,838

     The deferred tax asset is classified as current and non-current amounts in the accompanying 1997 and 1996 consolidated balance sheets according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date. The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. At March 31, 1997, the Company utilized all federal net operating loss carryforwards available for tax purposes.


8.   EMPLOYEE BENEFITS

     The Company has a 401K defined contribution plan (AirT
     401(K) Retirement Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March
     31, 1997, 1996 and 1995 was $203,000, $210,000, and
     $171,000, respectively.

     The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. The Company's March 31, 1997,
     1996, and 1995 expense was $352,000, $409,000, and $397,000, respectively.

     Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The following table sets forth the funded status of the plan at March 31, 1997 and 1996.

                                                 March 31,
                                             1997        1996


     Vested Benefit Obligation         $ 1,007,084  $   913,847
     Accumulated Benefit Obligation      1,007,084      913,847
     Projected Benefit Obligation        1,007,084      913,847
     Plan Assets at Fair Value                -            -

      Projected Benefit Obligation
      greater than plan assets          (1,007,084)    (913,847)
      Prior service cost not yet
      recognized                           785,551      871,737

     Accrued pension cost recognized
     in the consolidated balance sheet $  (221,533) $   (42,110)

     The projected benefit obligation was determined using an assumed discount rate of 7%. The liability relating to these benefits has been included in accrued expenses in the accompanying financial statements.

     Net periodic pension expense for fiscal 1997 and 1996 included the following:

                                          1997          1996


     Future Service Cost             $   29,267    $    6,838
     Interest Cost                       63,969        15,212
     Amortization                        86,187        20,060
     Net periodic pension cost       $  179,423    $   42,110

     The Company's Chairman and CEO passed away on April 18, 1997. Under the terms of his employment agreement approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over the next 10 years. As of March 31, 1997 accruals related to this benefit amounted to approximately $80,000, and the balance, $418,000, will be accrued in the first quarter of fiscal 1998.


9.   FACILITY START-UP AND MERGER EXPENSES

     During fiscal year 1997 the Company relocated certain of its aircraft maintenance and repair operations to a new hangar facility in Kinston, North Carolina, and incurred approximately $223,000 of preopening expenses relative to the start-up of this new operation.

     In March 1997, the Company entered into a letter of intent to acquire another aviation services entity. Merger discussions were terminated subsequent to March 31, 1997. The Company incurred approximately $125,000 of professional fees during fiscal year 1997 relating to the proposed merger.


10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      (in thousands except per share data)

                            FIRST     SECOND    THIRD     FOURTH
     1997                  QUARTER   QUARTER   QUARTER   QUARTER

     Operating Revenue    $ 8,059   $ 8,280   $ 8,911   $ 9,853
     Gross Profit             611       327       446       775
     Net Earnings             405       128       305       485

     Net Earnings Per Share$  .14   $   .05   $   .11   $   .17

     1996

     Operating Revenue    $ 7,410   $ 8,644   $ 8,712   $10,666
     Gross Profit             812       504       663       541
     Net Earnings             520       301       353       438

     Net Earnings Per Share$  .16   $   .10   $   .12   $   .15


11.  SEGMENT DATA

     The Company operates in two different business segments, overnight air cargo and aviation parts and repair service.
     Segment data is summarized as follows:

                               As of and for the Year Ended March 31,
                                      1997        1996
1995
     Operating Revenues
     Overnight Air Cargo   $31,530,661  $32,224,145  $31,508,889
     Aviation Services      3,448,622     3,175,768    1,235,905
     Corporate                123,989        32,382       67,798
       Total               $35,103,272  $35,432,296  $32,812,592

     Operating Income
     Overnight Air Cargo     1,099,683      892,871    1,211,693
     Aviation Services          96,395      130,088       59,064
     Corporate (1)             445,003    1,019,109    1,036,764
       Total               $ 1,641,081  $ 2,042,068  $ 2,307,521

     Identifiable Assets
     Overnight Air Cargo     7,385,257    6,537,141    6,262,871
     Aviation Services       1,766,081    1,353,021      535,174
     Corporate               1,967,073    2,329,909    3,363,011
       Total               $11,118,411  $10,220,071  $10,161,056

     Capital Expenditures
     Overnight Air Cargo       228,998      114,141      274,925
     Aviation Services         242,968       98,422      151,856

     Depreciation and Amortization
     Overnight Air Cargo       178,302      222,047      240,368
     Aviation Services          72,756       67,709       14,302

____________________________

     (1)  Includes income from intersegment transactions.


Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

    The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

    J. Hugh Bingham, age 51, has served as President and Chief Operating Officer of the Company since April 1997, as Senior Vice President of the Company from June 1990 until April 1997, as Executive Vice President from June 1983 to June 1990, and as a director since March 1987. Mr. Bingham also serves as Chief Executive Officer and a director of MAC, as Chief Executive Officer of MAS and as an Executive Vice President and director of CSA.

    Allison T. Clark, age 41, was elected as a director on May
9, 1997. Mr. Clark is self-employed in the real estate development business since 1987.

    Walter Clark, age 40, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

    John J. Gioffre, age 53, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA and as Vice President-Finance, Treasurer and Secretary of MAS.

    H. Wayne Ross, age 52, has served as President of CSA since
October 1988.

    William H. Simpson, age 49, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MAS.

    Menda J. Street, age 45, has served as Vice President of MAC since 1984, and in various other capacities at MAC since 1979.

    Claude S. Abernethy, Jr., age 70, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of Interstate/Johnson Lane Incorporated, a securities brokerage and investment banking firm. Mr. Abernethy is also a director of Interstate/Johnson Lane Incorporated, Carolina Mills, Inc. and Ridgeview Incorporated.

    Sam Chesnutt, age 63, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

    J. Leonard Martin, age 60, was elected a director in August 1994 and joined the Company as a Vice President in April 1997. From June 1995 until April 1997, Mr. Martin was an independent aviation consultant. From April 1994 to June 1995, Mr. Martin has served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston, North Carolina. From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

    George C. Prill, age 74, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, since November 1992 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

    Terry Sanford, age 79, was elected a director in August 1994. Mr. Sanford is President Emeritus of Duke University, a position held since 1985, and has been a Professor of Public Policy at the Terry Sanford Institute of Public Policy at Duke University since 1992. In addition, since 1993, Mr. Sanford has been a partner of The Sanford Holshouser Law Firm in Raleigh, North Carolina. From 1986 to 1993, Mr. Sanford served as a United States Senator representing the State of North Carolina. Mr. Sanford serves on the board of directors of IMC, Inc., the parent of Golden Corral Corporation.

    The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors. Allison Clark and Walter Clark are brothers.

    Each director receives a director's fee of $500 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof.

    To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1996 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, except that [Mr. Clark was late in filing his initial report on Form 3.]


Item 11.  Executive Compensation.

    The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company's as Chief Executive Officer and to the four other executive officers on March 31, 1997 with total compensation of $100,000 or more. During this period, David Clark served as the Company's Chief Executive Officer. Mr. David Clark passed away on April 18, 1997.

                   SUMMARY COMPENSATION TABLE

                                         Annual Compensation
 Name and Principal Position  Year       Salary ($)  Bonus ($)

     David Clark              1997       171,391       50,222
     Chief Executive Officer  1996       155,749       59,583
                              1995       144,738       59,345

     J. Hugh Bingham          1997       190,977       50,222
     Senior Vice President    1996       124,953       67,583
                              1995       107,177       67,845
                              1994       102,153       37,747

     John J. Gioffre          1997       145,556       37,667
     Vice President           1996        97,426       49,937
                              1995        99,898       52,134
                             1994         90,443       28,747

     William H. Simpson       1997       247,168       50,222
     Executive Vice President 1996       160,204       73,583
                              1995       149,221       79,845
                              1994       140,537       77,494

     Menda J. Street          1997        96,206       38,110
     Vice President of MAC    1996        93,316       38,291
                              1995        89,283       39,422

____________________________

    The following table sets forth the number of shares of Common Stock underlying unexercised options at March 31, 1997 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 1997 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($4.00 per share) and the exercise price of the options.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                  FISCAL YEAR-END OPTION VALUES

                                   Number of Securities   Value of Unexe-
                   Shares         Underlying Unexercised     ercised
                  Acquired    Value      Options        In-the-MoneyOptions
                     On     Realized   at FY-End(#)        at FY-End ($)
Name              Exercise#    ($)   Exercis  Unexer-  Exercis-  Unexer-
                                       able   cisable   able     cisable

David Clark            -        -        -        -        -         -

J. Hugh Bingham      20,000   51,000   58,000     -     261,000      -

John J. Gioffre       9,000   24,000   33,000     -     135,000      -

William H. Simpson   28,000   71,000   80,000     -     360,000      -

Menda J. Street        -        -      15,000     -      68,000      -


Employment Agreements.

    Effective January 1, 1996, the Company and each of its subsidiaries entered into an Employment Agreement with David Clark, the Company's Chief Executive Officer. The employment agreement provides for an annual base salary of $150,000, which may be increased upon annual review by the Compensation Committee of the Company's Board of Directors. In addition, the agreement provides for the payment to Mr. Clark of annual incentive bonus compensation equal to two percent of the Company's consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K. Payment of such bonus is to be made within 15 days after the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission.

    The initial term of the employment agreement expires on December 31, 1998, and the term is automatically extended for additional one-year terms unless either Mr. Clark or the Company's Board of Directors gives notice to terminate automatic extensions by September 1 of each year (commencing with September 1, 1996).

    The agreement provides that upon Mr. Clark's retirement, he shall be entitled to receive an annual benefit equal to $75,000 for up to ten years following termination of employment. In the event Mr. Clark dies prior to the expiration of such ten-year period, the remaining amount of such benefit is to be paid to his estate.

    The employment agreement provides that if the Company terminates Mr. Clark's employment other than for "cause" (as defined in the agreement), Mr. Clark will be entitled to receive a lump sum cash payment equal to the amount of base salary payable for the remaining term of the agreement (at the then current rate) plus one-half of the maximum incentive bonus compensation that would be payable if Mr. Clark continued employment through the date of the expiration of the agreement.

    Effective January 1, 1996, the Company and each of its subsidiaries entered into employment agreements with J. Hugh Bingham, John J. Gioffre and William H. Simpson, each of substantially similar form. Each of such employment agreements provides for an annual base salary ($130,000, $103,443 and $165,537 for Messrs. Bingham, Gioffre and Simpson, respectively) which may be increased upon annual review by the Compensation Committee of the Company's Board of Directors. In addition, each such agreement provides for the payment of annual incentive bonus compensation equal to a percentage (2.0%, 1.5% and 2.0% for Messrs. Bingham, Gioffre and Simpson, respectively) of the Company's consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K. Payment of such bonus is to be made within 15 days after the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission.

    The initial term of each such employment agreement expires on March 31, 1999, and the term is automatically extended for additional one-year terms unless either such executive officer or the Company's Board of Directors gives notice to terminate automatic extensions which must be given by December 1 of each year (commencing with December 1, 1996).

    Each such agreement provides that upon the executive officer's retirement, he shall be entitled to receive an annual benefit equal $75,000 ($60,000 for Mr. Gioffre), reduced by three percent for each full year that the termination of his employment precedes the date he reaches age 65. The retirement benefits under such agreements may be paid at the executive officer's election in the form of a single life annuity or a joint and survivor annuity or a life annuity with a ten-year period certain. In addition, such executive officer may elect to receive the entire retirement benefit in a lump sum payment equal to the present value of the benefit based on standard insurance annuity mortality tables and an interest rate equal to the 90-day average of the yield on ten-year U.S. Treasury Notes.

    Retirement benefits shall be paid commencing on such executive officer's 65th birthday, provided that such executive officer may elect to receive benefits on the later of his 62nd birthday, in which case benefits will be reduced as described above, or the date on which his employment terminates, provided that notice of his termination of employment is given at least one year prior to the termination of employment. Any retirement benefits due under the employment agreement shall be offset by any other retirement benefits that such executive officer receives under any plan maintained by the Company. In the event such executive officer becomes totally disabled prior to retirement, he will be entitled to receive retirement benefits calculated as described above.

    In the event of such executive officer's death before retirement, the agreement provides that the Company shall be required to pay an annual death benefit to such officer's estate equal to the single life annuity benefit such executive officer would have received if he had terminated employment on the later of his 65th birthday or the date of his death, payable over ten years; provided that such amount would be reduced by five percent for each year such executive officer's death occurs prior to age 65, but in no event more than 50 percent.

    Each of the employment agreements provides that if the Company terminates such executive officer's employment other than for "cause" (as defined in the agreement), such executive officer be entitled to receive a lump sum cash payment equal to the amount of base salary payable for the remaining term of the agreement (at the then current rate) plus one-half of the maximum incentive bonus compensation that would be payable if such executive officer continued employment through the date of the expiration of the agreement(assuming for such purposes that the amount of incentive bonus compensation would be the same in each of the years remaining under the agreement as was paid for the most recent year prior to termination of employment). Each of the agreements further provides that if any payment on termination of employment would not be deductible by the Company under Section 280G(b)(2) of the Internal Revenue Code, the amount of such payment would be reduced to the largest amount that would be fully deductible by the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

    The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of May 1, 1997 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                           Amount and Nature of
Title of       Name and Address of         Beneficial Ownership  Percent
Class          Beneficial Owner            as of May 1, 1997    of Class

Common Stock, Walter Clark and Caroline           1,283,716(1)   48.4%
par value $.25Clark, Executors(1)
per share     P.O. Box 488
              Denver, N.C.

              William H. Simpson                    261,580(2)    9.6%
              P.O. Box 488
              Denver, N.C.

              Kennedy Capital Management, Inc.(3)   175,438       6.6%
              425 North Ballas Road
              St. Louis, Missouri  63141
_____________________________

(1) Includes 1,279,272 shares controlled by such individuals as the executors of the estate of David Clark who passed away on April 18, 1997, 2,222 shares owned by Walter Clarke and
  2,222 shares owned by Caroline Clark.

(2) Includes 1,200 shares held jointly with J. Hugh Bingham and 80,000 shares under options granted by the Company.

(3) Information regarding Kennedy Capital Management, Inc. is based upon information provided by Kennedy Capital Management
  Inc. to the Company on May 1, 1997.

    The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and officers of the Company as a group as of May 1, 1997. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

     SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                                          Shares and Percent
                                           of Common Stock
                                          Beneficially Owned
                                          as of May 1, 1997

Name             Position with Company   No. of Shares   Percent

J. Hugh Bingham  President, Chief Operating    116,080 (1)(2)   4.3%
                 Officer, Director

Walter Clark     Chairman of the Board of    1,281,494 (3)     48.3%
                 Directors and Chief
                 Executive Officer

John J. Gioffre  Vice President-Finance,        57,580 (4)      2.1%
                 Secretary and Treasurer,
                 Director

William H. Simpson
                 Executive Vice President,     261,580 (1)(5)   9.6%
                 Director

Claude S. Abernethy, Jr.
                 Director                       22,611           *

Sam Chesnutt     Director                        3,600           *

Allison T. Clark Director                        2,222           *

J. Leonard Martin
                 Vice President, Director          100 (6)       *

George C. Prill  Director                       45,966          1.7%

Terry Sanford    Director                            0            0%

All directors &  N/A                         1,813,253 (7)     63.9%
 executive officers as a group
  (12 persons)

__________________________________________

 *   Less than one percent.

(1) Includes 1,200 shares jointly held by Messrs. Simpson and Bingham.
(2) Includes 58,000 shares under options granted by the Company to Mr. Bingham.
(3) Includes 1,279,272 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor.
(4) Includes 33,000 shares under options granted by the Company to Mr. Gioffre.
(5) Includes 80,000 shares under options granted by the Company to Mr. Simpson.
(6) Such 100 shares are held by Mr. Martin's spouse of which shares Mr. Martin disclaims beneficial ownership.
(7) Includes an aggregate of 186,000 shares of Common Stock members of such group have the right to acquire within 60 days.


Item 13.  Certain Relationships and Related Transactions.

    The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by J. Hugh Bingham, William H. Simpson, John
J. Gioffre, the estate of David Clark and three unaffiliated third parties. On May 30, 1996, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. The lease may be extended for an additional five-year term, with rental payments to be adjusted to reflect changes in the consumer price index. Upon the renewal, the monthly rental payment was increased from $7,000 to $8,073. The Company paid aggregate rental payments of $94,730 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 1997. The Company believes that the terms of such lease are no less favorable to the Company than would be available from an independent third party.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

    The following documents are filed as part of this report:

    1.   Financial Statements

    The following financial statements are incorporated herein by reference in Item 8 of Part II of this report:

               (i)  Independent Auditors' Report.
               (ii) Consolidated Balance Sheets as of March 31,
               1997 and 1996.
               (iii) Consolidated Statements of Earnings for each of the three years in the period ended
               March 31, 1997.
               (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 1997.
               (v) Consolidated Statements of Cash Flows for each of the three years in the period ended
               March 31, 1997.
               (vi) Notes to Consolidated Financial Statements.

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

                    3.2  By-laws of the Company, as amended,
                    incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

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

                    10.5 Form of option to purchase the following amounts of Common Stock issued by the Company to the following executive officers during the following fiscal years ended March 31: *

                                           Number of Shares
                    Executive Officer  1993      1992      1991

                    J. Hugh Bingham   150,000   150,000   200,000
                    John J. Gioffre   100,000   100,000   125,000
                    William H. Simpson200,000   200,000   300,000

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

                    10.7 Employment Agreement dated January 1,
                    1996 between the Company, Mountain Air Cargo
                    Inc., CSA Air Inc. and Mountain Aircraft
                    Services, LLC and David Clark, incorporated by reference to Exhibit 10.7 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996

                    10.8 Employment Agreement dated January 1,
                    1996 between the Company, Mountain Air Cargo
                    Inc. and Mountain Aircraft Services, LLC and
                    William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996

                    10.9 Employment Agreement dated January 1,
                    1996 between the Company, Mountain Air Cargo
                    Inc. and Mountain Aircraft Services, LLC and
                    John J. Gioffre, incorporated by reference to
                    Exhibit 10.9 to the Company's Annual Report
                    Form 10-K for the fiscal year ended March 31,
                    1996

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


    b.   Reports on Form 8-K.

          No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 1997.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          AIR TRANSPORTATION HOLDING COMPANY, INC.

By:        /s/ Walter Clark
          Walter Clark, Chief Executive Officer
          (Principal Executive Officer)


Date:  May 23, 1997


By:        /s/ John J. Gioffre
          John J. Gioffre, Vice President - Finance
          (Principal Financial and Accounting Officer)


Date:  May 23, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:        /s/ Claude S. Abernathy
          Claude S. Abernethy, Jr., Director


Date:  May 23, 1997



By:        /s/  J. Hugh Bingham
          J. Hugh Bingham, Director


Date:  May 23, 1997



By:        /s/  Allison T. Clark
          Allison T. Clark, Director


Date:  May 23, 1997



By:        /s/  Walter Clark
          Walter Clark, Director


Date:  May 23, 1997




By:        /s/  Sam Chesnutt
          Sam Chesnutt, Director


Date:  May 23, 1997



By:        /s/  John J. Gioffre
          John J. Gioffre, Director


Date:  May 23, 1997



By:        /s/  J. Leonard Martin
          J. Leonard Martin, Director


Date:  May 23, 1997



By:        /s/ George C. Prill
          George C. Prill, Director


Date:  May 23, 1997



By:        /s/  William Simpson
          William Simpson, Director


Date:  May 23, 1997



By:        /s/  Terry Sanford
          Terry Sanford, Director


Date:  May 23, 1997
                          EXHIBIT INDEX


                                                   Sequentially
Exhibit Number               Document             Numbered Page


    11.1          Computation of Primary and Fully Diluted
                  Earnings  per Common Stock          __37__

    27.1          Financial Data Schedule             __38__