Form 10-Q
period 1997-06-30
AIR TRANSPORTATION HOLDING CO INC
filed 1997-08-14
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             June 30, 1997
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

     2,650,653 Common Shares, par value of $.25 per share were outstanding as of August 11, 1997.


This filing contains 15 pages.
The exhibit index is on page 14.

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three-month periods ended
     June 30, 1997 and 1996 (Unaudited) ............................... 3

     Consolidated Balance sheets at
     June 30, 1997 (Unaudited)
     and March 31, 1997 ............................................    4

     Consolidated Statements of Cash
     Flows for the three-month periods
     ended June 30, 1997 and 1996 (Unaudited) .....................     5

     Notes to Consolidated Financial
     Statements (Unaudited)........................................   6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations .......................................  8-10

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K .................... 11-13

     Exhibit Index ................................................    14

     Exhibits .....................................................    15

          AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                  Three Months Ended
                                                        June 30,

                                                1997              1996
Operating Revenues:
   Cargo                                   $  4,374,209        4,373,682
   Maintenance                                3,139,421        3,040,939
   Aircraft services and other                  645,450          644,069
                                              8,159,080        8,058,690


Operating Expenses:
   Flight operations                          3,015,056        2,888,850
   Maintenance                                3,429,576        3,440,989
   General and administrative                 1,016,867        1,024,742
   Depreciation and amortization                107,013          117,764
   Facility start-up and merger expense         125,764           42,212
                                              7,694,276        7,514,557

Operating Income                                464,804          544,133

Non-operating (Income) Expense:
   Investment income                            (79,507)         (64,917)
   Deferred retirement obligation               420,083             -
   Gain on asset sale & other                      -              (1,643)
                                                340,576          (66,560)

Earnings Before Income Taxes                    124,228          610,693
Provision For Income Taxes                       29,731          205,334

Net Earnings                               $     94,497          405,359

Weighted Average Shares                       2,790,938        2,812,639

Net Earnings Per Common Share              $      0.03             0.14

See notes to consolidated financial statements.

             AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                           June 30, 1997    March 31,1997
ASSETS                                      (Unaudited)
 Current Assets:
   Cash and equivalents                    $  2,548,328        2,377,898
   Short term investments                     2,133,045        2,229,708
   Accounts receivable, net                   2,385,923        3,310,810
   Expendable parts and supplies              1,106,483        1,069,206
   Prepaid expense and other                     67,998          119,828
   Deferred tax asset, net                      344,980          344,980
    Total Current Assets                      8,586,757        9,452,430

 Property and Equipment                       3,506,136        3,398,636
   Less accumulated depreciation             (2,038,033)      (1,943,020)
                                              1,468,103        1,455,616

 Other                                          222,601          210,365
   Total Assets                            $ 10,277,461       11,118,411


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                        $    356,110          809,245
   Accrued liabilities                        1,123,395        1,665,046
   Income taxes                                 268,667          389,916
     Total Current Liabilities                1,748,172        2,864,207

 Deferred Retirement Obligation                 445,779             -

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
   10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,651,421 and
     2,651,433 shares issued                    662,855          662,858
   Additional paid in capital                 7,126,249        7,126,294
   Retained Earnings                            294,406          465,052
                                              8,083,510        8,254,204

  Total Liabilities & Stockholders' Equity $ 10,277,461       11,118,411


See notes to consolidated financial statements.

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  Three Months Ended
                                                       June 30,
                                                 1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                           $     94,497         405,359
   Adjustments to reconcile net earnings to
     net cash provided by operations:
     Depreciation and amortization             107,013         117,765
     Change in deferred tax asset                 -             34,311
     Charge in lieu of income taxes               -             15,837
     Asset and liability changes which
     provided (used) cash:
        Accounts receivable                    924,887         505,037
        Parts and supplies                     (37,277)         26,023
        Prepaid expense and other               39,594          10,395
        Accounts payable                      (453,135)       (685,710)
        Accrued expenses                      (541,651)       (481,299)
        Deferred retirement obligation         445,779            -
        Income taxes payable                  (121,249)         85,732
         Total adjustments                     363,961        (371,909)
    Net cash provided by
        operating activities                   458,458          33,450
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (119,500)        (63,694)
   Purchase of short term investments          (19,783)       (928,448)
   Sale of short term investments              116,446            -
   Net proceeds from disposal of equipment        -              1,643
    Net cash used in investing activities      (22,837)       (990,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of cash dividend                   (265,143)       (218 435)
   Repurchase of common stock                      (48)       (466,965)
   Proceeds from exercise of stock options        -              5,000

    Net cash used in financing activities     (265,191)       (680,400)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS  170,430      (1,637,449)
CASH & EQUIVALENTS AT BEGINNING OF PERIOD    2,377,898       2,213,841

CASH & EQUIVALENTS AT END OF PERIOD        $ 2,548,328         576,392

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                              $        45             281
     Income/Franchise taxes                    160,425          72,855


See notes to consolidated financial statements.

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of June 30, 1997, the Consolidated Statements of Earnings for the three-month periods ended June 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 1997 and 1996 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1997, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences gave rise to the Company's deferred tax asset in the accompanying June 30, 1997 and March 31, 1997 consolidated balance sheets.

     The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $44,000 and $45,000, respectively, during the three-months ended June 30, 1997 and 1996.

     The income tax provisions for the three-months ended June 30, 1997 and 1996 differ from the federal statutory rate primarily as a result of state income taxes and reductions in the valuation allowance.

     The Company completed the utilization of all federal net operating loss carryforwards available for tax return purposes during the second quarter of fiscal 1997. These carryforwards, to the extent realized, resulted in a reduction of goodwill, until goodwill was reduced to zero in the quarter ended June 30, 1997.

C.  Net Earnings Per Share

     Primary earnings per share has been compiled by dividing net earnings by weighted average number of common shares outstanding during each period. There was no difference between primary and fully diluted earnings per share. Shares issuable under employee stock options are considered common share equivalents and were included in the weighted average common shares as of June 30, 1997 and 1996.
     The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share", which will revise the method for calculating earnings per share. This new standard will be effective for the Company's March 31, 1998 annual financial statements. Had the Company calculated earnings per share for the three months ended June 30, 1997 based on the provisions of this standard, basic earnings per share would have been $.04 and diluted earnings per share would have been $.03.

D.  Reclassifications

     Certain reclassifications have been made in the 1996 amounts to conform with the 1997 presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations

     The Company's revenue is generated primarily through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 81 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands. In 1993, the Company organized Mountain Aircraft Services, LLC (MAS) to engage in the sale of commercial aircraft parts and provide aircraft engine overhaul management and component repair services.

     Under the terms of its dry-lease service contracts (which currently cover approximately 98% of the revenue aircraft operated), the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, aircraft certification and conversion, parts and certain other direct operating costs are included in operating expenses and billed to the customer, as cargo and maintenance revenue.

     Consolidated revenue increased $100,000 (1.2%) to $8,159,000 for the three-month period ended June 30, 1997 compared to its equivalent 1996 period. The change in revenue primarily resulted from an increase in maintenance service revenue.

     Operating expenses increased $180,000 (2.4%) to $7,694,000 for the three- month period ended June 30, 1997 compared to its equivalent 1996 period. The increase in operating expenses consisted of the following changes: cost of flight operations increased $126,000 (4.4%) primarily as a result of additional costs associated with airport fees; maintenance expense decreased $11,000 (.3%); depreciation decreased $11,000 (9.1%) as a result of decreased depreciation related to the sale of aircraft in fiscal 1997; general and administrative expense decreased $8,000 (.8%) due to personnel changes and reduced profit sharing provision offsetting increased staffing; facility start-up and merger expense increased $84,000 (198.0%) due to costs associated with MAS's new FAA certified 145 repair shop and cost associated with merger discussions terminated in May 1997.

     The $407,000 increase in non-operating expense was principally due to a $420,000 provision to fulfill contractual benefits related to the death of the Company's Chairman and CEO.

     Pretax earnings decreased $486,000 for the three-month period ended June 30, 1997 compared to 1996. Approximately $66,000 of the decrease was due to costs related to the start-up of MAS's component repair shop and $420,000 to the above mentioned death benefit provision.

     The provision for income taxes for the three-month period ended June 30, 1997 decreased $176,000 compared to the 1996 period, primarily due to decreased taxable income.

Liquidity and Capital Resources

     As of June 30, 1997 the Company's working capital amounted to $6,839,000, an increase of $250,000 compared to March 31, 1997. The net increase primarily resulted from profitable operations, as well as a $925,000 decrease in accounts receivable, offset by a $1,116,000 decrease in accounts payable, accrued liabilities and income taxes.

     The Company's accounts receivable and inventory financing line provides credit in the aggregate of up to $2,250,000 to September 1997. The Company anticipates renewing the line of credit upon expiration. Loans under the line of credit bear interest at the lender's prime rate.

     Substantially all of the Company's assets, excluding aircraft, have been pledged as collateral under this financing arrangement. As of June 30, 1997 the Company was in a net investment position against its credit line. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

     The respective three-month periods ended June 30, 1997 and 1996 resulted in the following changes in cash flow: operating activities provided $458,000 and $33,000, investing activities used $23,000 and $990,000 and financing activities used $265,000 and $680,000. Net cash increased $170,000 for the three-month period ended June 30, 1997 and decreased $1,637,000 for the 1996 period.

     Cash provided by operating activities was $425,000 more for the three-months ended June 30, 1997 compared to the similar 1996 period primarily due to reductions in accounts receivable. Cash used in investing activities for the three-months ended June 30, 1997 was approximately $968,000 less than the comparable period in 1996, principally due to purchase of short term investments in 1996. Cash used in financing activities was $415,000 less in the 1997 three-month period due to the repurchase of common stock in 1996.

     During the quarter ended June 30, 1997 the Company purchased 12 shares of its common stock. Pursuant to its previously announced stock repurchase program, $271,000 remains available for repurchase of common stock.

     Cost associated with the Company's start-up of an FAA approved 145 component repair facility which opened at Kinston, N.C. in June 1997 and professional fees related to terminated merger discussions amounted to $126,000 in the quarter ended June 30, 1997. Other than the $420,000 deferred retirement obligation related to the death of the Company's Chairman, there are currently no commitments for significant capital expenditures. The Company paid a $.10 per share cash dividend in June 1997. The Company's Board of Directors on August 7, 1997 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the Board.


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

10.6 Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995,

10.7 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc., CSA Air Inc. and Mountain Aircraft
Services, LLC and David Clark, incorporated by reference to
Exhibit 10.7 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996.

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


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:    August 14, 1997        ___________________________
                          Walter Clark, Chief Executive Officer

Date:    August 14, 1997        ___________________________
                          John J. Gioffre, Vice President-Finance

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  August 14, 1997              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  August 14, 1997              /s/ John Gioffre
                          John J. Gioffre, Vice President-Finance

                    AIR TRANSPORTATION HOLDING COMPANY, INC.

                                 EXHIBIT INDEX

Exhibit                                                      PAGE


1.11   Computation of Primary and Fully Diluted
          Earnings Per Common Share........................... 15