Form 10-Q
period 1997-09-30
AIR TRANSPORTATION HOLDING CO INC
filed 1997-11-13
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             September 30, 1997
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

     2,650,653 Common Shares, par value of $.25 per share were outstanding as of November 7, 1997.


This filing contains 16 pages.
The exhibit index is on page 15.

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three and six-month periods ended
     September 30, 1997 and 1996 (Unaudited)                                   3

     Consolidated Balance Sheets at
     September 30, 1997 (Unaudited)
     and March 31, 1997                                                        4

     Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 1997 and 1996 (Unaudited)                             5

     Notes to Consolidated Financial
     Statements (Unaudited)                                                  6-7

     Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
              of Operations                                                 8-10


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             11-13


     Exhibit Index                                                            14



     Exhibits                                                              15-16



           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                       Three Months Ended   Six Months Ended
                                      September 30,          September 30,
                                      1997       1996        1997       1996
Operating Revenues:
  Cargo                         $  4,653,947  4,467,154   9,028,156  8,840,836
  Maintenance                      3,372,192  2,940,414   6,511,613  5,981,353
  Aircraft services and other      1,173,325    871,791   1,818,775  1,515,860
  Ground equipment                 1,552,852       -      1,552,852       -
                                  10,752,316  8,279,359  18,911,396 16,338,049


Operating Expenses:
  Flight operations                3,363,464  3,172,405   6,378,520  6,061,255
  Maintenance                      4,054,929  3,697,929   7,484,505  7,138,918
  Ground equipment                 1,170,780       -      1,170,780       -
  General and administrative       1,381,146  1,045,610   2,396,213  2,070,352
  Depreciation and amortization      114,994    103,598     222,007    221,362
  Facility start-up & merger exp      52,191    167,788     179,755    210,000
                                  10,137,504  8,187,330  17,831,780 15,701,887

Operating Income                     614,812     92,029   1,079,616    636,162

Non-operating (Income) Expense:
  Investment income                  (77,946)   (54,368)   (157,453)  (119,285)
  Deferred retirement obligation        -           -       418,000       -
  Gain on asset sale & other           6,249   (180,716)      8,332   (182,359)
                                     (71,697)  (235,084)    268,879   (301,644)

Earnings Before Income Taxes         686,509    327,113     810,737    937,806

Provision For Income Taxes           267,869    198,622     297,600    403,956

Net Earnings                    $    418,640    128,491     513,137    533,850

Weighted Average Shares            2,781,773  2,798,311   2,786,356  2,808,811

Net Earnings Per Common Share   $      0.15       0.05        0.18       0.19

See notes to consolidated financial statements.


             AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                          September 30, 1997   March 31,1997
ASSETS                                        (Unaudited)
 Current Assets:
   Cash and equivalents                      $  1,159,830        2,377,898
   Short term investments                       2,461,317        2,229,708
   Accounts receivable, net                     3,987,440        3,310,810
   Inventory, parts and supplies                3,470,264        1,069,206
   Prepaid expense and other                       35,270          119,828
   Deferred tax asset, net                        424,980          344,980
    Total Current Assets                       11,539,101        9,452,430

 Property and Equipment                         3,990,486        3,398,636
   Less accumulated depreciation               (2,141,027)      (1,943,020)
                                                1,849,459        1,455,616

 Intangible pension asset and other               555,153          210,365
   Total Assets                              $ 13,943,713       11,118,411


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:

   Accounts payable                          $  1,707,614          809,245
   Accrued liabilities                          1,689,415        1,665,046
   Income taxes                                   220,005          389,916
   Customer deposits                            1,154,985             -
     Total Current Liabilities                  4,772,019        2,864,207

 Deferred Retirement Obligation                   718,000             -

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,650,653 and
     2,651,433 shares issued                      661,991          662,858
   Additional paid in capital                   7,078,657        7,126,294
   Retained earnings                              713,046          465,052
                                                8,453,694        8,254,204

  Total Liabilities and Stockholders' Equity $ 13,943,713       11,118,411


See notes to consolidated financial statements.


           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Six Months Ended
                                                       September 30,
                                                  1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                             $    513,137         533,850
   Adjustments to reconcile net earnings to
     net cash provided by operations:
     Depreciation and amortization               222,007         221,362
     Change in deferred tax asset                (80,000)        122,723
     Change in retirement obligation             718,000            -
     Gain on sale of assets                         -           (182,359)
     Charge in lieu of income taxes                 -             15,837
     Asset and liability changes which
     provided (used) cash:
        Accounts receivable                     (673,437)        360,582
        Parts and supplies                      (878,029)       (191,398)
        Prepaid expense and other               (260,230)         75,574
        Accounts payable                         898,369        (653,076)
        Accrued expenses                          81,472          50,400
        Income taxes payable                    (169,911)       (112,156)
         Total adjustments                      (141,759)       (292,511)
    Net cash provided by
        operating activities                     371,378         241,339
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition                         (715,981)           -
   Capital expenditures                         (328,209)       (189,409)
   Purchase of short term investments           (948,055)       (655,593)
   Sale of short term investments                716,446            -
   Proceeds from disposal of equipment              -            415,000

    Net cash used in investing activities     (1,275,799)       (430,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of cash dividend                     (265,143)       (218 435)
   Repurchase of common stock                    (67,254)       (466,967)
   Proceeds from exercise of stock options        18,750           5,000

    Net cash used in financing activities       (313,647)       (680,402)

NET DECREASE IN CASH & EQUIVALENTS            (1,218,068)       (869,065)
CASH & EQUIVALENTS AT BEGINNING OF PERIOD      2,377,898       2,213,841

CASH & EQUIVALENTS AT END OF PERIOD          $ 1,159,830       1,344,776

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                $        67             390
     Income/Franchise taxes                      559,118         384,424

See notes to consolidated financial statements.

     AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of September 30, 1997, the Consolidated Statements of Earnings for the three and six-month periods ended September 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1997 and 1996 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

B.   Acquisition
     On August 29, 1997, the Company acquired the Simon Deicer Division of Terex, Inc. for $715,000 cash. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, sells and services aircraft deice equipment on a worldwide basis. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities (which included $1,522,000 inventory, $287,000 fixed assets and $3,000 accounts receivable, net of $1,048,000 in customer deposits and $49,000 warranty obligation) of the acquired entity have been recorded at their estimated fair value at the date of acquisition. Global's results of operations have been included in the Consolidated Statement of Income since the date of acquisition.

     The following table presents unaudited pro forma results of operations as if the acquisition had occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1997 or of results which may occur in the future. Furthermore, no effect has been given in the pro forma information for operating benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits cannot be quantified.

                                             Six Months Ended
                                               September 30,
          (Unaudited)                       1996           1997

Net sales                               $18,297,000    20,654,000
Net income                                  142,000       659,000
Net income per share                            .05           .24

C.  Income Taxes

     The tax effect of temporary differences gave rise to the Company's deferred tax asset in the accompanying September 30, 1997 and March 31, 1997 consolidated balance sheets.

     The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $44,000 and $42,000, respectively, during the six-months ended September 30, 1997 and 1996.

     The income tax provisions for the three and six-months ended September 30, 1997 and 1996 differ from the federal statutory rate primarily as a result of state income taxes and reductions in the valuation allowance.

     The Company completed the utilization of all federal net operating loss carryforwards available for tax return purposes during the quarter ended September 30, 1996. These carryforwards, to the extent realized, resulted in a reduction of goodwill, until goodwill was reduced to zero in the quarter ended June 30, 1996.

D.  Net Earnings Per Share

     Primary earnings per share has been compiled by dividing net earnings by weighted average number of common shares outstanding during each period. There was no difference between primary and fully diluted earnings per share. Shares issuable under employee stock options are considered common share equivalents and were included in the weighted average common shares as of September 30, 1997 and 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". SFAS No. 128 specified new standards for computing and disclosing earnings per share effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 for the six month periods ended September 30, 1997 and 1996 would result in Basic Earnings Per Share of $0.19 and $0.20, for the respective periods.

E.  Reclassifications

     Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview

     The Company's most significant component of revenue is generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc.
(CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 81 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands. In 1993, the Company organized Mountain Aircraft Services, LLC (MAS) to engage in the sale of commercial aircraft parts and provide aircraft engine overhaul management and component repair services. In August 1997 the Company acquired the assets and order backlog of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global will be operated as a subsidiary of MAS.

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

Results of Operations

     Consolidated revenue increased $2,573,000 (15.8%) to $18,911,000 and $2,473,000 (29.9%) to $10,752,000, respectively, for the six and three-month periods ended September 30, 1997 compared to their equivalent 1996 periods. The six and three-month current period net increase in revenue primarily resulted from a $1,553,000 increase in revenue associated with the September 2, 1997 start-up of Global, increases in maintenance service revenue and increased engine overhaul and parts revenue.

     Operating expenses increased $2,130,000 (13.6%) to $17,832,000 for the six-month period ended September 30, 1997 and $1,950,000 (23.8%) to $10,138,000 for the three-month period ended September 30, 1997 compared to their equivalent 1996 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations increased $317,000 (5.2%), primarily as a result of additional costs associated with flight crews, fuel and airport fees; maintenance expense increased $346,000 (4.8%), primarily as a result of heavy maintenance checks due on aircraft, cost of parts and increased maintenance staffing; ground equipment increased $1,171,000 (100.0%), as a result of the August 1997 Global acquisition; depreciation and amortization increased $1,000 (.3%) as a result of additional depreciable assets purchased in the acquisition of Global, offset by depreciation related to the sale of aircraft in fiscal 1997; general and administrative expense increased $326,000 (15.7%) as a result of $111,000 in G&A costs associated with the Company's operation of Global and increased insurance and employee benefits, staffing, salary and wage rates. Facility start-up expenses decreased $30,000 (14.4%) and, reflect for fiscal 1997, cost associated with the Company's start-up and relocation of maintenance operations to Kinston, N.C. compared to proposed merger and repair shop component start-up cost for fiscal 1998.

     The $571,000 increase in non-operating expense was principally due to a $418,000 provision to fulfill contractual benefits related to the death of the Company's Chairman and CEO and a $182,000 gain on sale of aircraft which took place in fiscal 1997.

     Pretax earnings decreased $127,000 for the six-month period ended September 30, 1997 and increased $359,000 for the three-month period ended September 30, 1997 compared to their respective 1996 periods. The changes were respectively due to a $418,000 obligation booked in the first quarter 1998 while the second quarter included the profitable results of Global, which added $246,000 pretax.

     The provision for income taxes decreased $106,000 for the six-month period ended September 30, 1997 and increased $69,000 for the three-month period ended September 30, 1997 compared to their respective 1996 periods due to changes in taxable income and effective tax rates.


Liquidity and Capital Resources

     As of September 30, 1997 the Company's working capital amounted to $6,767,000, an increase of $179,000 compared to March 31, 1997. The net increase primarily resulted from profitable operations offset by cash required for the Global acquisition.

     The Company's secured bank financing line provides credit in the aggregate of up to $4,000,000 through August 1998. Loans under the line of credit bear interest at the lender's prime rate.

     Substantially all of the Company's accounts receivable and inventory, have been pledged as collateral under this financing arrangement. As of September 30, 1997 the Company was in a net investment position against its credit line. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's financial needs for the foreseeable future.

     The respective six-month periods ended September 30, 1997 and 1996 resulted in the following changes in cash flow: operating activities provided $371,000 and $241,000, investing activities used $1,276,000 and $430,000 and financing activities used $314,000 and $680,000. Net cash decreased $1,218,000 and $869,000 for the respective six-month periods ended September 30, 1997 and 1996.

     Cash provided by operating activities was $130,000 more for the six-months ended September 30, 1997 compared to the similar 1996 period principally due to a deferred retirement obligation offset, in part, by the net assets acquired in the acquisition of Global. Cash used in investing activities for the six-months ended September 30, 1997 was approximately $846,000 more than the comparable period in 1996, principally due to expenditures related to the acquisition of Global. Cash used in financing activities was $367,000 less in the 1997 six-month period due to a reduction in the repurchase of common stock.

     During the six months ended September 30, 1997 the Company repurchased 15,780 shares of its common stock at a total cost of $67,000. Pursuant to its previously announced stock repurchase program, $204,000 remains available for repurchase of common stock.

     Cost associated with the Company's start-up of an FAA approved 145 component repair facility which opened at Kinston, N. C. in June 1997, professional fees related to terminated merger discussions and start-up cost associated with Global amounted to $180,000 for the six-month period ended September 30, 1997. There are currently no commitments for significant capital expenditures. The Company paid a $.10 per share cash dividend in June 1997. The Company's Board of Directors on August 7, 1997 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.


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

10.1 Aircraft Dry Lease and Service Agreement dated February 2, between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10- Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

10.2 Loan Agreement among NationsBank of North Carolina, N.A., the Company and its subsidiaries, dated January 17, 1995, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 31,1994

10.3   Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain
Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to
Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994

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

10.6  Premises and Facilities Lease dated November 16, 1995 between
Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31,
1995.

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

21.1  List of subsidiaries of the Company.

27.1  Financial Data Schedule (For SEC use only)



 * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

 b.   Reports on form 8-K

 No Current Reports on Form 8-K were filed in the first quarter of  fiscal
1997.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  November 10, 1997              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  November 10, 1997              /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer

                      AIR TRANSPORTATION HOLDING COMPANY, INC.

                                 EXHIBIT INDEX

Exhibit                                                      PAGE


11.1   Computation of Primary and Fully Diluted
          Earnings Per Common Share........................... 15

21.1      List of Subsidiaries of
          Air Transportation Holding Company, Inc. . . . . . . 16

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

     Exhibit 21.1

List of Subsidiaries of Air Transportation Holding Company, Inc.

1) Mountain Air Cargo, Inc.         a North Carolina Corporation

2) CSA Air, Inc.                    a North Carolina Corporation

3) Mountain Aircraft Services, LLC  a North Carolina Limited Liability
                                      Company

4) Global Ground Support, LLC       a North Carolina Limited Liability
                                      Company