Form 10-Q
period 1997-12-30
AIR TRANSPORTATION HOLDING CO INC
filed 1998-02-11
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           December 31, 1997
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

     2,650,653 Common Shares, par value of $.25 per share were outstanding as of February 5, 1998.

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three and nine-month periods ended
     December 31, 1997 and 1996 (Unaudited)                                    3

     Consolidated Balance Sheets at
     December 31, 1997 (Unaudited)
     and March 31, 1997                                                        4

     Consolidated Statements of Cash
     Flows for the nine-month periods
     ended December 31, 1997 and 1996 (Unaudited)                              5

     Notes to Consolidated Financial
     Statements (Unaudited)                                                  6-7

     Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
              of Operations                                                 8-11


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             12-14


     Exhibit Index                                                            15



     Exhibits                                                              16-27

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                        Three Months Ended     Nine Months
Ended
                                       December 31,           December 31,
                                      1997       1996        1997       1996
Operating Revenues:
  Cargo                         $  4,852,046  4,763,349  13,880,202 13,604,185
  Maintenance                      3,634,535  2,519,679  10,146,148  8,514,370
  Ground equipment sales           6,367,958       -      7,920,810       -
  Aircraft services and other      1,608,000  1,628,259   3,426,775  3,130,781
                                  16,462,539  8,911,287  35,373,935 25,249,336


Operating Expenses:
  Flight operations                3,498,380  3,306,428   9,876,900  9,367,683
  Maintenance                      4,618,683  3,993,513  12,103,188 11,132,431
  Cost of ground equipment sales   4,869,276       -      6,040,056       -
  General and administrative       1,931,954  1,102,440   4,328,167  3,172,792
  Depreciation and amortization      162,030     95,681     384,037    317,043
  Start-up & merger expense            8,766      9,000     188,521    219,000
                                  15,089,089  8,507,062  32,920,869 24,208,949

Operating Income                   1,373,450    404,225   2,453,066  1,040,387

Non-operating (Income) Expense:
  Investment income                  (51,234)   (41,769)   (208,687)  (161,054)
  Deferred retirement obligation        -           -       418,000       -
  Loss (gain) on asset sale & other   12,501        -        20,833   (182,359)
                                     (38,733)   (41,769)    230,146   (343,413)

Earnings Before Income Taxes       1,412,183    445,994   2,222,920  1,383,800

Provision For Income Taxes           519,667    141,414     817,267    545,370

Net Earnings                    $    892,516    304,580   1,405,653    838,430


Weighted Average Shares:
   Basic                           2,650,653  2,611,100   2,649,246  2,620,322

   Diluted                         2,780,392  2,793,977   2,784,411  2,803,199

Net Earnings Per Common Share:
    Basic                       $      0.34       0.12        0.53       0.32

    Diluted                     $      0.32       0.11        0.50       0.30


See notes to consolidated financial statements.




                                       3

             AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                          December 31, 1997   March 31, 1997
                                             (Unaudited)
ASSETS
 Current Assets:
   Cash and equivalents                      $  1,100,796        2,377,898
   Short term investments                       2,474,019        2,229,708
   Accounts receivable, net                     7,052,685        3,310,810
   Inventory, parts and supplies                3,983,252        1,069,206
   Deferred tax asset, net                        424,980          344,980
   Prepaid expense and other                        7,853          119,828
    Total Current Assets                       15,043,585        9,452,430

 Property and Equipment                         4,190,451        3,398,636
   Less accumulated depreciation               (2,291,057)      (1,943,020)
                                                1,899,394        1,455,616

 Intangible pension asset and other               562,606          210,365
   Total Assets                              $ 17,505,585       11,118,411


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                          $  3,465,800          809,245
   Notes payable to bank                        1,545,645             -
   Accrued liabilities                          1,854,477        1,665,046
   Income taxes                                   420,453          389,916
   Customer deposits                              155,000             -
     Total Current Liabilities                  7,441,375        2,864,207

 Deferred Retirement Obligation                   718,000             -

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,650,653 and
     2,651,433 shares issued                      661,991          662,858
   Additional paid in capital                   7,078,657        7,126,294
   Retained earnings                            1,605,562          465,052
                                                9,346,210        8,254,204

  Total Liabilities and Stockholders' Equity $ 17,505,585       11,118,411


See notes to consolidated financial statements.







                                       4

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   Nine Months Ended
                                                      December 30,
                                                  1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                             $  1,405,653         838,430
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operations:
     Depreciation and amortization               384,037         317,043
     Change in deferred tax asset                (80,000)        122,858
     Change in retirement obligation             718,000            -
     Gain on sale of assets                         -           (182,359)
     Charge in lieu of income taxes                 -             15,837
     Asset and liability changes which
     provided (used) cash:
        Accounts receivable                   (4,719,768)        494,351
        Parts and supplies                    (1,391,017)       (228,000)
        Prepaid expense and other               (240,266)         75,008
        Accounts payable                       2,656,555        (300,778)
        Accrued expenses                         227,635        (109,532)
        Income taxes payable                      30,537         (21,409)
         Total adjustments                    (2,414,287)        183,019
    Net cash provided by (used in)
        operating activities                  (1,008,634)      1,021,449
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition                         (715,981)           -
   Capital expenditures                         (540,174)       (295,091)
   Purchase of short term investments           (960,757)     (1,165,593)
   Sale of short term investments                716,446            -
   Proceeds from disposal of equipment              -            415,000

    Net cash used in investing activities     (1,500,466)     (1,045,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable to bank                       1,545,645            -
   Payment of cash dividend                     (265,143)       (218 435)
   Repurchase of common stock                    (67,254)       (508,215)
   Proceeds from exercise of stock options        18,750           5,000

    Net cash provided by (used in)
      financing activities                     1,231,998        (721,650)

NET DECREASE IN CASH & EQUIVALENTS            (1,277,102)       (745,885)
CASH & EQUIVALENTS AT BEGINNING OF PERIOD      2,377,898       2,213,841

CASH & EQUIVALENTS AT END OF PERIOD          $ 1,100,796       1,467,956

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                $     3,760             491
     Income/Franchise taxes                      879,176         448,223

See notes to consolidated financial statements.


                                       5

     AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of December 31, 1997, the Consolidated Statements of Earnings for the three and nine-month periods ended December 31, 1997 and 1996 and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1997 and 1996 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1997, and for prior periods presented, have been made.

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

                                            Nine Months Ended
                                               December 31,
          (Unaudited)                       1997           1996

Operating revenues                      $37,109,000    31,745,000
Net earnings                              1,418,000       353,000
Net basic earnings per share                          .53           .13

C.  Income Taxes

     The tax effect of temporary differences gave rise to the Company's deferred tax asset in the accompanying December 31, 1997 and March 31, 1997 consolidated balance sheets.

     The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $44,000 and $72,000, respectively, during the nine-months ended December 31, 1997 and 1996.

     The income tax provisions for the three and nine-months ended December 31, 1997 and 1996 differ from the federal statutory rate primarily as a result of state income taxes and reductions in the valuation allowance.

     The Company completed the utilization of all federal net operating loss carryforwards available for tax return purposes during the quarter ended December 31, 1996. These carryforwards, to the extent realized, resulted in a reduction of goodwill, until goodwill was reduced to zero in the quarter ended June 30, 1996.

D.    Net Earnings Per Share

     Earnings per share has been calculated based on Statement of Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which became effective for the quarter ended December 31, 1997. As required by SFAS No. 128, per share data for all periods presented has been retroactively restated to conform to the new standard.

     Basic earnings per share has been compiled by dividing net earnings by weighted average number of common shares outstanding during each period. Shares issuable under employee stock options are considered common share equivalents and were included in the weighted average common shares for purposes of the diluted per share calculation.

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

     In 1993, the Company organized Mountain Aircraft Services, LLC (MAS) to engage in the sale of commercial aircraft parts and provide aircraft engine overhaul management and component repair services. In August 1997 the Company acquired certain assets and order backlog of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global is operated as a subsidiary of MAS.

Results of Operations

     Consolidated revenue increased $10,125,000 (40.1%) to $35,374,000 and $7,551,000 (84.9%) to $16,463,000, respectively, for the nine and three-month periods ended December 31, 1997 compared to their equivalent 1996 periods. The nine and three-month current period net increase in revenue primarily resulted from a $7,921,000 and $6,368,000 respective increase in revenue associated with the September 2, 1997 acquisition of Global, and increases in maintenance service, engine overhaul and parts revenue.

     Operating expenses increased $8,712,000 (36.0%) to $32,921,000 for the nine-month period ended December 31, 1997 and $6,582,000 (77.4%) to $15,089,000 for the three-month period ended December 31, 1997 compared to their equivalent 1996 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations increased $509,000 (5.4%), primarily as a result of additional costs associated with flight crews and airport fees; maintenance expense increased $971,000 (8.7%), primarily due to cost of parts required for heavy maintenance checks due on aircraft and increased maintenance staffing; ground equipment increased $6,040,000 (100.0%), as a result of the August 1997 Global acquisition; depreciation and amortization increased $67,000 (21.1%) as a result of additional depreciable assets purchased in the acquisition of Global, offset by depreciation related to the sale of aircraft in fiscal 1997; general and administrative expense increased $1,155,000 (36.4%) as a result of $562,000 in G&A costs associated with the Company's operation of Global and increased insurance, employee benefits, staffing, salary and wage rates.

Facility start-up expenses decreased $30,000 (13.9%) and, reflect for fiscal 1997, cost associated with the Company's start-up and relocation of maintenance operations to Kinston, N.C. compared to proposed merger and repair shop component start-up cost for fiscal 1998. The change in operating expenses for the three-month periods, except for the September 1997 acquisition of Global, primarily followed the nine month changes.

     As a percentage of operating revenue, operating income increased to 6.9% for the nine-month period ended December 31, 1997 from 4.1% for the equivalent period in 1996, and 8.3% for the three-month period ended December 31, 1997 from 4.5% for the equivalent period in 1996, primarily as a result of the addition of Global in September 1997.The $574,000 increase in non-operating expense was principally due to a fiscal 1998 $418,000 provision to fulfill contractual benefits related to the death of the Company's Chairman and CEO and a $182,000 gain on sale of aircraft which took place in fiscal 1997.

     Pretax earnings increased $839,000 and $966,000 for the nine and three-month periods ended December 31, 1997 compared to their December 31, 1996 periods. The changes were respectively due to the second and third quarter current period profitable results of Global, which added $1,244,000 to the Company's pretax earnings for the nine-month period, partially offset by the above $418,000 obligation recorded in the first quarter of fiscal 1998.

     The provision for income taxes increased $272,000 and $378,000 for the nine and three-month periods ended December 31, 1997 compared to their respective 1996 periods due to changes in taxable income and effective tax rates.

Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues have been recognized during the second and third fiscal quarters, and comparatively little revenue has been recognized during the first and fourth fiscal quarters. The Company plans to reduce Global's seasonal fluctuation in revenues by broadening its product line to increase revenues in the first and fourth fiscal quarters. The remainder of the Company's business is not materially seasonal.



Liquidity and Capital Resources

     As of December 31, 1997 the Company's working capital amounted to $7,602,000, an increase of $1,014,000 compared to March 31, 1997. The net increase primarily resulted from profitable operations offset by cash required for the Global acquisition.

     The Company's secured bank financing line provides credit in the aggregate of up to $4,000,000 through August 1998. Loans under the line of credit bear interest at the lender's prime rate less 25 basis points.

     Substantially all of the Company's accounts receivable and inventory, have been pledged as collateral under this financing arrangement. As of

December 31, 1997 the Company was in a net borrowing position against its credit line of $1,546,000. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's financial needs for the foreseeable future.

     The respective nine-month periods ended December 31, 1997 and 1996 resulted in the following changes in cash flow: operating activities used $1,009,000 and provided $1,021,000, investing activities used $1,500,000 and $1,046,000 and financing activities provided and used, respectively, $1,232,000 and $722,000. Net cash decreased $1,277,000 and $746,000 for the respective nine-month periods ended December 31, 1997 and 1996.

     Cash used in operating activities was $2,030,000 more for the nine-months ended December 31, 1997 compared to the similar 1996 period, principally due to the change in net assets resulting from the operations of Global, partially offset by the deferred retirement obligations booked in 1997. Cash used in investing activities for the nine-months ended December 31, 1997 was approximately $455,000 more than the comparable period in 1996, principally due to expenditures related to the acquisition of Global, offset by net decreases in purchase of short-term investments. Cash provided by financing activities was $1,954,000 more in the 1997 nine-month period due to a note payable to bank and a reduction in the repurchase of common stock.

     During the nine months ended December 31, 1997 the Company repurchased 15,780 shares of its common stock at a total cost of $67,000. Pursuant to its previously announced stock repurchase program, $204,000 remains available for repurchase of common stock.

     Cost associated with the Company's start-up of an FAA approved 145 component repair facility which opened at Kinston, N. C. in May 1997, professional fees related to terminated first quarter merger discussions and start-up cost associated with Global amounted to $189,000 for the nine-month period ended December 31, 1997. There are currently no commitments for significant capital expenditures. The Company paid a $.10 per share cash dividend in June 1997. The Company's Board of Directors on August 7, 1997 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.

Year 2000 Issue

     The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "year 2000 issue", which is the result of computer programs being written using two digits rather than four to define the applicable year. Like most owners of computer software, the Company will be required to modify significant portions of its software so that it will function properly in the Year 2000. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Management has not yet completely assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

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

10.9 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and J. Hugh Bingham, incorporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996.*

10.10 Employment Agreement dated September 30, 1997 between Mountain Aircraft Services, LLC and J. Leonard Martin.

11.1  Computation of Primary and Fully Diluted Earnings per Common Share

21.1  List of subsidiaries of the Company, incorporated by reference to
Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

27.1  Financial Data Schedule (For SEC use only)



 * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

 b.   Reports on form 8-K

 No Current Reports on Form 8-K were filed in the third quarter of  fiscal
1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  February 10, 1998              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  February 10, 1998              /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer

                      AIR TRANSPORTATION HOLDING COMPANY, INC.

                                 EXHIBIT INDEX

Exhibit
                                                             PAGE
10.10  Employment agreement dated September 30, 1997 between
          Mountain Aircraft Services, LLC
          And J. Leonard Martin.............................16-26

11.1   Computation of Primary and Fully Diluted
          Earnings Per Common Share........................... 27