Form 10-K
period 1998-03-31
AIR TRANSPORTATION HOLDING CO INC
filed 1998-06-26
CIK 353184

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________
                               Form 10-K
                           _________________
(Mark One)
  x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended March 31, 1998
                                  OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from _______________ to _____________

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

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value  $.25 per share
                           (Title of Class)
                          __________________
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x     No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
     The aggregate market value of voting stock held by non-affiliates of the registrant as of May 1, 1998, computed by reference to the average of the closing bid and asked prices for such stock on such date, was $10,417,000. As of the same date, 2,711,653 shares of Common Stock were outstanding.

                             PART I

Item 1.   Business.

     Air Transportation Holding Company, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates in three industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. ("MAC") and CSA Air, Inc. ("CSA"), aviation related parts brokerage and overhaul services through its wholly owned subsidiary, Mountain Aircraft Services, LLC ("MAS"), and aviation ground support equipment products through its wholly owned subsidiary, Global Ground Support, LLC ("Global"). For the fiscal year ended March 31, 1998 the Company's air cargo services through MAC and CSA accounted for approximately 65.9% of the Company's consolidated revenues, aviation related parts brokerage and overhaul services through MAS accounted for 9.1% of consolidated revenues and aircraft deice equipment products through Global accounted for 25.0% of consolidated revenues. The Company's air cargo services are provided to one customer -- Federal Express Corporation ("Federal Express"). Revenues from contracts with Federal
Express accounted for approximately 64.0% of the Company's consolidated revenues for the year ended March 31, 1998. Certain financial data with respect to the Company's overnight air cargo, aviation services deice equipment segments are set forth in Note 14 of Notes to Consolidated Financial Statements included under
Part II, Item 8 of this report. Such data are incorporated herein by reference.

      The principal place of business of the Company, MAC and MAS is Maiden, North Carolina, the principal place of business of CSA is Iron Mountain, Michigan and the principal place of business for Global is Olathe, Kansas.

Recent Diversification and Acquisition.

      In October 1993, the Company organized MAS to diversify its customer base and business mix. MAS provides aircraft maintenance, parts and other aviation related services to the commercial and military aviation industries. MAS is organized as a limited liability company, of which the Company and MAC are members (99% of the profits and losses are allocated to the Company and 1% to MAC).

     In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment, and the acquisition was completed that month. Global is located in Olathe, Kansas and manufactures, sells and services aircraft deicers sold to domestic and international passenger and cargo airlines, as well as to airports. Global is organized as a limited liability company, of which the Company and MAS are members (99% of the profits and losses are allocated to MAS and 1% to the Company).

     The organization of MAS and Global reflects the Company's strategy to diversify its operations within the aviation industry to reduce its dependence on the air cargo service segment.

Overnight Air Cargo Services.

      MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States and Canada, and in Puerto Rico and the U.S. Virgin Islands. MAC and CSA's revenues are derived principally pursuant to "dry-lease" service contracts. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or
CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry-lease service contracts accounted for 93.8% of MAC and CSA's revenues (61.8% of the Company's consolidated revenues).

      For the fiscal year ended March 31, 1998, MAC and CSA provided air delivery service exclusively to Federal Express. As of March 31, 1998, MAC and CSA operated an aggregate of 95
aircraft   under  agreements  with  Federal  Express.    Separate
agreements cover the three types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft
are   owned   by  the  Company  and  operated  under  "wet-lease"
arrangements with Federal Express which provide for a  fixed  fee
per  flight regardless of the amount of cargo carried.   Pursuant
to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA. As of March 31, 1998, MAC and CSA were flying approximately 102 routes pursuant to their agreements with Federal Express.

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

      MAC and CSA, together, operated or held for sale the following aircraft as of March 31, 1998:

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


Of the 95 aircraft fleet, 93 aircraft (the Cessna Caravan and Fokker F-27 aircraft) are owned by Federal Express. Under the dry-lease service contracts, certain maintenance expense, including cost of parts inventory, and maintenance performed by personnel not employed by the Company, is passed directly to the customer, and the expense of daily, routine maintenance and aircraft service checks is charged to the customer on an hourly basis. Accordingly, the Company does not anticipate maintenance expense, such as engine overhauls, to be material to the Company's operating results.

      All FAA Part 135 aircraft, including Cessna Caravan models 208A and 208B, and Short Brothers SD3-30 aircraft are maintained on FAA approved inspection programs. The inspection intervals range from 100 to 200 hours. The engines are produced by Pratt & Whitney, and overhaul periods are based on FAA-approved schedules. The current overhaul period on the Cessna aircraft is 6,500 hours. The Short Brothers manufactured aircraft are maintained on an "on condition" maintenance program (i.e., maintenance is performed when performance deviates from certain specifications) with engine inspections at each phase inspection and in-shop maintenance at predetermined intervals.

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

Aviation Related Parts Brokerage and Overhaul Services.

      In October 1993, the Company organized MAS to diversify its customer base and business mix. MAS provides aircraft maintenance and parts and other aviation related services to the commercial and military aviation industries. MAS's principal offices are located in Maiden, North Carolina and its primary maintenance facilities are located at the Global TransPark in Kinston, North Carolina, Maiden, North Carolina and Miami, Florida.

      Services offered by MAS include engine overhaul management, aircraft maintenance and component repair. Services are provided under standard purchase contracts.

       In   addition,   MAS  sells  aircraft  parts,   of   which
approximately 5% of the amount sold in the fiscal year ended March 31, 1998 were used in connection with maintenance performed by MAS. Sales of parts by MAS do not include any parts purchased for maintenance of aircraft operated by MAC or CSA.

      MAS's inventory of parts held for sale was approximately $1,321,000 at March 31, 1998 and included parts for use in primarily six types of commercial and military aircraft, all of which are generally in current use. MAS maintains its own inventory controls and documentation, sets stocking levels and determines the conditions for surplus parts disposal.

      MAS's customers include the commercial air cargo and passenger aviation industries and manufacturers of commercial and military aircraft and contract maintenance companies serving the commercial and military aviation industry. MAS generally does not provide parts or services under contracts directly with the U.S. government. For the fiscal year ended March 31, 1998, MAS provided services or parts to over 120 customers, with no single customer accounting for more than 5% of the Company's revenues for the year.

     MAS's operations are not materially seasonal.

     Aircraft Deice Equipment Products.

      In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment to further diversify the Company's customer base and business mix within the aviation industry. Global manufactures, sells, services and supports aircraft devices on a worldwide basis. Global's primary customers are passenger and cargo airlines, as well as airports located in the United States and in
international  markets.   Global's  operations  are  located   in
Olathe, Kansas.

       In the manufacture of its deicing equipment, Global assembles components acquired from third party suppliers. Components are readily available from a number of different suppliers. The primary components are the chassis (which is similar to the chassis of a medium to heavy truck) and heating equipment.

      Global manufactures four basic models of deicing equipment: a 3200 gallon capacity model, a 2100 gallon capacity model, a 1200 gallon capacity model and a 700 gallon capacity model. Each model can be customized as requested by the customer, including the addition of fire suppressant equipment, modifications for open or enclosed cab design, and color and style of the exterior finish.

     Global competes primarily on the basis of reliability of its products, prompt delivery and price. The market for deicing equipment is highly competitive. Although the Company believes that Global is the second largest supplier of deicing equipment in the United States, the Company believes that FMC Corp. is the dominant competitor in the industry and is several times larger and has more financial resources than Global.

      Global's business has historically been highly seasonal, with the bulk of deicing equipment being purchased by customers in the late summer and fall in preparation for winter months. Accordingly, the bulk of Global's revenues have occurred during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters. The Company plans to reduce Global's seasonal fluctuation in revenues by broadening its product line to increase revenues in the first and fourth fiscal quarters.

Backlog.

     The Company's backlog consists of "firm" orders supported by customer purchase orders with fixed delivery dates for deicing equipment sold by Global and for parts and equipment sold by MAS. At March 31, 1998, the Company's backlog of orders was $5.8 million, of which $4.8 million was attributable to Global and approximately $1.0 million was attributable to MAS, all of which the Company expects to be filled in the current fiscal year.

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

     The FAA is currently conducting a periodic routine review of MAC and CSA's operating procedures and flight and maintenance records.

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

Employees.

     At May 1, 1998, the Company had 444 full-time and full-time-equivalent employees, of which 301 are employed by MAC, 58 are employed by CSA, 24 are employed by MAS and 61 are employed by Global. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

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

      The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased under an annually renewable agreement with a monthly rental payment, as of March 31, 1998, of approximately $1,500.

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

      MAS  operates  an  engine overhaul management  facility  in
Miami,  Florida, leasing approximately 4,700 square feet of  shop
space.   The lease expires in April 2000, and the monthly  rental
payment is $2,750.

      Global leases a 34,000 square foot production facility in Olathe, Kansas. The facility is leased under a lease agreement which expires in August 1999, but can be terminated by the landlord on six-months' notice. The monthly rental payment, as of March 31, 1998, was $17,030.

      As of March 31, 1998, the Company leased hangar space at 33 other locations for aircraft storage. Such hangar space is leased at prevailing market terms.

     The table of aircraft presented in Item 1 lists the aircraft operated by the Company's subsidiaries and the form of ownership.

Item 3.   Legal Proceedings.

      The Company is not aware of any pending or threatened lawsuits that if adversely decided would have a material adverse effect on the Company.

      The Company's fiscal year 1997, 1996 and 1995 tax returns are currently being examined by the Internal Revenue Service ("IRS"). Although the IRS has given the Company a preliminary indication that it may challenge the utilization of certain net operating carryforwards, no assessments against the Company for additional income taxes have been proposed. Company management believes that the ultimate outcome of the IRS audit will not have a material impact on future results of operations.

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

      As of May 1, 1998, the number of holders of record of the Company's Common Stock was approximately 380. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 1996 through March 1998 is as follows:

                                         Common Stock
           Quarter Ended                   High    Low


           June 30, 1996                  $4 3/8 $4
           September 30, 1996              5 7/8  4 1/8
           December 31, 1996               5 1/4  4
           March 31, 1997                  4 1/4  3 1/4

           June 30, 1997                   5 1/2  3 1/8
           September 30, 1997              5 1/8  4 1/8
           December 31, 1997               5 1/2  4
           March 31, 1998                  15     4 3/8

     The Company's Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. The current year's $.14 per share cash dividend will be paid on June 12, 1998 to stockholders of record on May 19, 1998.

Item 6.   Selected Financial Data


                                (In thousands except per share data)
                                       Year Ended March 31,
                                1998     1997     1996     1995     1994

Operating Revenues            $51,026  $35,103  $35,432  $32,813  $30,674

Earnings before change in
   accounting principle         1,706    1,323    1,612    1,598    1,579
Change in accounting principle      -        -        -        -      715
Net earnings                   $1,706   $1,323   $1,612   $1,598   $2,294

Earnings per share-Basic:
Before change in
   accounting principle         $0.64    $0.51    $0.58    $0.56    $0.54
Change in accounting
   principle                        -        -        -        -     0.25
Earnings per share-Basic       $ 0.64    $0.51    $0.58    $0.56    $0.79

Earnings per share-Diluted:
Before change in
   accounting principle         $0.61    $0.47    $0.53    $0.48    $0.47
Change in accounting principle      -        -        -        -    $0.22
Earnings per share-Diluted      $0.61    $0.47    $0.53    $0.48    $0.69

Total assets                  $18,289  $11,118  $10,220  $10,161  $ 8,550

Long-term obligations, including
   current portion              $ 885      $ -    $  10    $  14    $  20

Stockholders' equity          $ 9,712  $ 8,254  $ 7,414  $ 7,130  $ 6,642

Average common shares
   outstanding                  2,660    2,619    2,771    2,868    2,912

Dividend declared per
   common share (1)(2)         $ 0.10      $ -   $ 0.15   $ 0.06   $ 0.05

Dividend  paid per
   common share (1)(2)         $ 0.10  $  0.08   $ 0.07   $ 0.06   $ 0.05


(1) On February 1, 1996, the Company declared a cash dividend of $.08 per common share that was paid on April 22, 1996.

(2) On May 14, 1998, the Company declared a cash dividend of $.14 per common share payable on June 12, 1998 to stockholders of record on
       May 19, 1998.

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Overview

      The Company's most significant component of revenue is generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 80 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands.

      Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at March 31, 1998) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at March 31, 1998) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements,  which  currently  cover  approximately  98%  of  the revenue  aircraft  operated, the Company passes  through  to  its customer  certain  cost  components  of  its  operations  without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

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

      In Fiscal 1994, to expand its revenue base, the Company organized Mountain Aircraft Services, LLC (MAS)to sell aircraft parts and offer engine overhaul management and engine component repair services to the commercial and military aviation industry. Revenue from this operation contributed approximately $4,626,000 (9.1%) and $3,449,000 (9.8%) to the Company's revenues in fiscal 1998 and 1997, respectively.

     In August 1997 the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global is operated as a subsidiary of MAS. Global's revenue contributed approximately $12,763,000 (25.0%) to Company revenue in fiscal 1998.

     The following table summarizes the changes and trends in the Company's expenses as a percentage of revenue:

                                      Fiscal Year Ended March 31
                                      1998      1997       1996

Operating revenue (in thousands)    $51,026   $35,103    $35,432

Expense as a percentage of revenue:
  Flight operations                  27.28%    36.75%     35.71%
  Maintenance and brokerage           32.64     44.46      46.39
  Ground equipment                    20.88         -          -
  General and administrative          11.70     12.06      10.77
  Depreciation and amortization        1.11      1.06       1.37
  Facility start-up/merger expense     0.37      0.99          -
      Total costs and expenses       93.98%    95.32%     94.24%

Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues have occurred earned during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters due to the nature of its product line. The Company plans to reduce Global's seasonal fluctuation in revenues by broadening its product line to increase revenue in the first and fourth fiscal quarters. The remainder of the Company's business is not materially seasonal.

Fiscal 1998 vs. 1997

    Consolidated revenue increased $15,922,000 (45.4%) to $51,026, 000 for the fiscal year ended March 31, 1998 compared to the prior fiscal year. The increase in 1998 revenue primarily resulted from the $12,763,000 increase in revenue associated with the August
1997 acquisition of Global as well as increases in maintenance service, engine overhaul and parts revenue.

    Operating   expenses   increased  $14,492,000   (43.3%)   to
$47,955,000 for fiscal 1998 compared to fiscal 1997. The increase in operating expenses consisted of the following changes: cost of flight operations increased $1,018,000 (7.9%) as a result of additional costs associated with flight crews, fuel and airport fees; maintenance expense increased $1,048,000 (6.7%) primarily as a result of increases in parts purchases and mechanic staffing; ground equipment increased $10,652,000, as a result of the August 1997 Global acquisition; depreciation and amortization increased $198,000 (53.2%) as a result of additional depreciable assets purchased in the acquisition of Global, offset by depreciation related to the sale of aircraft in fiscal 1997; the general and administrative expense increase of $1,736,000 (41.0%) is a result of $950,000 in G&A costs associated with the Company's operation of Global and increased insurance, employee benefits, staffing, salary and wage rates.

    Non-operating expense increased a net $697,000 (134.6%) due to a fiscal 1998 $418,000 provision to fulfill contractual benefits related to the death of the Company's Chairman and CEO, a fiscal 1997 $182,000 gain on sale of aircraft and increased current year interest related to the use of the Company's line of credit for the operation of Global.

     Pretax earnings increased $733,000 (33.9%) to $2,892,000 for fiscal 1998. The pretax earnings increase was primarily related to the profitable results of Global, which added $1,052,000 to the Company's pretax earnings and a $571,000 increase in pre-tax earnings for MAC partly offset by the increased non-operating expense discussed above.

     Provision for income taxes increased $350,000 (41.8%) due to the increased earnings generated by Global and MAC and also due to a higher effective rate in fiscal 1998 which resulted, in part, from the complete utilization of Company NOL's in the second quarter of fiscal 1997. The provision for income taxes for the fiscal years ended March 31, 1998 and 1997 were different from the Federal statutory rates due to state tax provisions and changes to the deferred tax valuation allowance.

      The Company's fiscal year 1997, 1996 and 1995 tax returns are currently being examined by the Internal Revenue Service
(IRS). Although the IRS has given the Company a preliminary indication that it may challenge the utilization of certain net operating carryforwards, no assessments against the Company for additional income taxes have been proposed. Company management believes that the ultimate outcome of the IRS audit will not have a material impact on future results of operations.

Fiscal 1997 vs. 1996

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

     Operating expenses increased $72,000 (0.2%) to $33,462,000 for fiscal 1997 compared to fiscal 1996. The increase in operating expenses consisted of the following changes: cost of flight operations increased $249,000 (2.0%) as a result of increases in pilot and flight personnel and costs associated with pilot travel; maintenance expense decreased $830,000 (5.1%) primarily as a result of decreases in parts purchases and contract service and outside maintenance costs; depreciation and amortization decreased $113,000 (23.3%) due to the sale of a Company-owned aircraft and the complete amortization of goodwill in the first quarter of fiscal 1997; the general and administrative expense increase of $418,000 (11.0%) resulted from increases in insurance, employee benefits and wage rates, and
increases  in  operational  and  clerical  staffing  related   to
expansion of MAS; facility start-up/merger expense reflect $223,000 and $125,000 of cost, respectively associated with the start-up and relocation of maintenance operations to Kinston, North Carolina and professional fees related to the Company's letter of intent to acquire another entity. These merger discussions were terminated subsequent to fiscal year-end.

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

Liquidity and Capital Resources

    As of March 31, 1998 the Company's working capital amounted to $7,566,000, an increase of $782,000 compared to March 31, 1997. The net increase primarily resulted from profitable operations, offset by cash required for the acquisition and operation of Global.

     The Company's unsecured line of credit provides credit in the aggregate of up to $5,000,000 and matures in August 1998. Amounts advanced under the line of credit bear interest at the 30 day "LIBOR" rate plus 137 basis points. The Company anticipates that it will renew the line of credit before its scheduled expiration.

     Under the terms of the line of credit the Company may not encumber certain real or personal property. As of March 31, 1998, the Company was in a net borrowing position against its credit line of $916,000. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

        The respective years ended March 31, 1998, 1997 and 1996 resulted in the following changes in cash flow: operating activities used $759,000 in 1998, and provided $1,262,000 and $1,510,000 in 1997 and 1996. Investing activities used $2,093,000, $397,000 and $1,567,000 and financing activities provided  $668,000  in  1998, and used $701,000  and  $1,110,000, respectively, in 1997 and 1996. Net cash decreased $2,184,000, and $1,167,000 for 1998 and 1996, respectively, and increased $164,000 for 1997.

     Cash used in operating activities was $2,021,000 more for the year ended March 31, 1998 compared to 1997 principally due to the change in net assets resulting from the operations of Global, partially offset by the deferred retirement obligations booked. Cash used in investing activities for the year ended March 31, 1998 was approximately $1,696,000 more than 1997, principally due to expenditures related to the acquisition of Global, and an increase in capital expenditures. Cash provided by financing activities was $1,369,000 more in 1998 compared to 1997 principally due to an increase in borrowings under the line of credit, as well as decreased stock repurchases.

     During the fiscal year ended March 31, 1998 the Company repurchased 15,780 shares of its common stock at a total cost of $67,000. Pursuant to its previously announced stock repurchase program, $204,000 remains available for repurchase of common stock.

     Cost associated with the Company's start-up and certification of an FAA approved 145 component repair facility, which opened at Kinston, N. C. in May 1997, professional fees related to terminated first quarter merger discussions and start-up cost associated with Global amounted to $189,000 for fiscal 1998. There are currently no commitments for significant capital expenditures. The Company paid a $.10 per share cash dividend in June 1997. The Company's Board of Directors on August 7, 1997 adopted the policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company's Board of Directors on May 14, 1998 approved a $.14 per share cash dividend payable June 12, 1998 to stockholders of record May 19, 1998.
 Deferred Retirement Obligation

     The Company's former Chairman and Chief Executive Officer, David Clark, passed away on April 18, 1997. In addition to amounts previously expensed, under the terms of Mr. Clark's supplemental retirement agreement, death benefits with a present value of $418,000 were expensed in the first quarter of fiscal 1998. The death benefits are payable in the amount of $75,000 per year for 10 years.

Impact of Inflation

      The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations since it is experiencing low inflation, or on its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.

Year 2000 Issue

      The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "year 2000 issue", which is the result of computer programs written using two digits rather than four to define the applicable year. Like most owners of computer software, the Company will be required to modify significant portions of its software so that it will function properly in the Year 2000. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Management does not believe the conversion will have a significant impact on the Company's financial position or results of operations.

Item 8.   Financial Statements and Supplementary Data.


                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Air Transportation Holding Company, Inc.
Denver, North Carolina


We have audited the accompanying consolidated balance sheets of Air Transportation Holding Company, Inc. and subsidiaries (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our  opinion,  such consolidated financial statements  present fairly, in all material respects, the financial position of Air Transportation Holding Company, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.





 /s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Charlotte, North Carolina

June 12, 1998

 AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

                                                      March 31,
                                                 1998           1997
 ASSETS

   CURRENT ASSETS
   Cash and cash equivalents                $   193,918     $ 2,377,898

   Marketable   securities  (Note 3)          2,556,257       2,229,708
   Accounts receivable, less allowance for
     doubtful  accounts  of $104,000 in 1998
      and $57,000 in 1997                     6,673,101       3,310,810
   Inventories (Note 4)                       5,325,613       1,069,206
   Deferred tax asset (Note 10)                 272,980         319,651
   Prepaid expenses                              33,922         119,828
     Total Current Assets                    15,055,791       9,427,101

   PROPERTY AND EQUIPMENT (Note 1):
   Furniture, fixtures and improvements       3,765,745       2,555,994
   Flight  equipment and rotables inventory     927,523         842,642
                                              4,693,268       3,398,636
   Accumulated depreciation and amortization (2,429,031)     (1,943,020)
   Property and equipment, net                2,264,237       1,455,616

   DEFERRED TAX ASSET  (Note 10)                152,000          25,329
   INTANGIBLE PENSION  ASSET (Note 11)          389,495              -
   OTHER ASSETS                                 427,880         210,365

     Total Assets                           $18,289,403     $11,118,411

    See notes to consolidated financial statements.




    AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

                                                      March 31,
                                                 1998            1997

 LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
   Notes payable to bank (Note 6)           $   916,079     $        -
   Accounts payable                           3,975,633         809,245
   Accrued expenses (Note 5)                  1,778,664       1,443,513
   Income taxes payable  (Note 10)              762,961         389,916
   Current portion of long-term obligation       56,241              -
     Total Current Liabilities                7,489,578       2,642,674

    CAPITAL LEASE OBLIGATION (less
       current portion)                          30,904              -

    DEFERRED RETIREMENT OBLIGATIONS (less
    current portion) (Note 11)                1,056,795         221,533

    STOCKHOLDERS'  EQUITY  (Note 8):
    Preferred  stock,  $1  par value, authorized
     10,000,000  shares,  none  issued               -               -
    Common  stock,  par  value $.25; authorized
     4,000,000 shares;  issued 2,711,653 shares
     in  1998  and  2,651,433 shares
     in 1997                                    677,241         662,858
    Additional paid in capital                7,128,907       7,126,294
    Retained earnings                         1,905,978         465,052
     Total Stockholders' Equity               9,712,126       8,254,204

     Total Liabilities and
       Stockholders' Equity                 $18,289,403     $11,118,411

 See notes to consolidated financial statements.

    AIR TRANSPORTATION HOLDING COMPANY, INC AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF EARNINGS
                                             Year Ended March 31,
                                        1998          1997        1996

 Operating Revenues (Note 9):
  Cargo                             $18,999,331   $18,521,298  $19,129,860
  Maintenance                        14,226,260    12,966,027   13,104,829
  Ground equipment                   12,763,091            -            -
  Aircraft services and other         5,036,958     3,615,947    3,197,607
                                     51,025,640    35,103,272   35,432,296

 Operating Expenses:
  Flight operations                  13,920,520    12,902,342   12,653,601
  Maintenance and brokerage          16,654,164    15,606,161   16,435,729
  Ground equipment                   10,652,102            -            -
  General and administrative          5,970,003     4,234,113    3,815,987
  Depreciation and amortization         569,329       371,615      484,711
  Start-up/merger expense (Note 2)      188,520       347,960           -
                                     47,954,638    33,462,191   33,390,028

 Operating Income                     3,071,002     1,641,081    2,042,268

 Non-operating Expense (Income):
  Interest                               22,382           566          986
  Deferred retirement expense
       (Note 11)                        438,833            -            -
  Investment income                    (281,857)     (336,222)    (215,252)
  Gain  on  asset sale                       -       (182,359)    (263,508)
                                        179,358      (518,015)    (477,774)

 Earnings Before Income Taxes         2,891,644     2,159,096    2,520,042

 Income  Taxes  (Note 10)             1,185,574       835,892      907,995

 Net Earnings                       $ 1,706,070   $ 1,323,204  $ 1,612,047

 Net Earnings Per Share (Note 12):
  Basic                               $    0.64     $    0.51    $    0.58
  Diluted                             $    0.61     $    0.47    $    0.53

 Average Shares Outstanding:
  Basic                               2,659,765     2,618,599    2,771,025
  Diluted                             2,787,875     2,793,891    3,021,334

 See notes to consolidated financial statements.

AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common
                               Stock                Additional   Retained
                              (Note 8)                Paid-In    Earnings
                               Shares      Amount     Capital    (Deficit)

Balance, March 31, 1995      2,865,933  $  716,483  $7,891,108  $(1,477,577)

Repurchase and retirement
  of common stock             (238,500)    (59,625)   (669,563)    (281,855)
  Exercise of stock options     98,000      24,500      77,500           -
  Cash dividend ($.07 per share)    -           -           -      (200,615)
  Cash dividend ($.08 per share)    -           -           -      (218,435)
  Net earnings                      -           -           -     1,612,047

Balance, March 31, 1996      2,725,433     681,358   7,299,045     (566,435)

Repurchase and retirement of
  common stock                (135,000)    (33,750)   (224,001)    (291,717)
  Exercise of stock options     61,000      15,250      51,250           -
  Net earnings                      -           -           -     1,323,204

Balance, March 31, 1997      2,651,433     662,858   7,126,294      465,052

Repurchase and retirement of
  common stock                 (15,780)     (4,617)    (62,637)          -
  Exercise of stock options     76,000      19,000      65,250           -
  Cash dividend ($.10 per share)    -           -           -      (265,144)
  Net earnings                      -           -           -     1,706,070

Balance, March 31, 1998      2,711,653  $  677,241  $7,128,907  $ 1,905,978

See notes to consolidated financial statements .

 AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended March 31,
                                            1998         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                           $1,706,070   $1,323,204   $1,612,047
 Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
  Depreciation and amortization            569,329      371,615      484,711
  Change in deferred tax asset             (80,000)     122,858      107,782
  Change in retirement obligation          445,767      221,533           -
  Gain on sale of assets                        -      (182,359)    (263,508)
  Charge in lieu of income taxes credited
  to goodwill                                   -        15,837      323,346
  Changes in assets and liabilities which
  provided (used) cash:
   Accounts receivable                   (3,359,098)   (177,140)     232,616
   Inventories                           (2,733,378)   (343,703)    (455,850)
   Prepaid expense and other               (131,608)   (144,483)     (88,180)
   Accounts payable                       3,163,849      14,974     (794,443)
   Accrued expenses                        (712,731)   (111,771)     154,009
   Income taxes payable                     373,045     151,803      197,059
    Total adjustments                    (2,464,825)    (60,836)    (102,458)

 Net cash provided by (used
    in) operating activities               (758,755)  1,262,368    1,509,589

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities       (1,042,995)   (674,194)  (1,889,819)
 Sale of marketable securities              716,446     334,305           -
 Business acquisition                      (715,981)         -            -
 Capital expenditures                    (1,050,626)   (472,019)    (127,156)
 Proceeds from sale of equipment                 -      415,000      450,000

 Net cash used in investing activities   (2,093,156)   (396,908)   (1,566,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit               916,079          -             -
 Payment of cash dividend                  (265,144)   (218,435)     (200,615)
 Repurchase of common stock                 (67,254)   (549,468)   (1,011,043)
 Proceeds from exercise of stock options     84,250      66,500       102,000

 Net cash provided by (used
  in) financing activities                  667,931    (701,403)   (1,109,658)

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                    (2,183,980)    164,057    (1,167,044)

CASH AND CASH EQUIVALENTS  AT
 BEGINNING OF PERIOD                      2,377,898   2,213,841     3,380,885

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                              $   193,918  $2,377,898    $2,213,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Cash paid during the period for:
  Interest                              $    20,108  $      572   $       981
  Income/Franchise taxes                    842,477     613,396       346,873

See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED MARCH 31, 1998, 1997, AND 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principal Business Activity - The Company, through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight, a provider of aircraft parts, engine overhaul management and component repair services and a manufacturer of aircraft deice equipment.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain Air Cargo, Inc., CSA Air, Inc., Mountain Aircraft Services, LLC and Global Ground Support, LLC. All significant intercompany transactions and balances have been eliminated.

     Cash  Equivalents   -  Cash equivalents  consist  of  liquid
     investments with maturities of three months or less when purchased.

     Inventories - Inventories of the manufacturing subsidiary are carried at the lower of cost (first in, first out) or market. Parts and supplies inventory are carried at the lower of average cost or market. Consistent with industry practice, the Company includes in current assets aircraft parts and supplies, although a certain portion of these inventories are not expected to be used within one year.

     Property and Equipment - Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments. Rotables inventory represents aircraft parts which are repairable and are, therefore, capitalized and depreciated over their estimated useful lives. Depreciation and amortization are provided on a straight-line basis over the asset's service life or related lease term, as follows:


     Flight equipment and intellectual property    7 years
     Other equipment and furniture            3 to 6 years


     Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when goods are completed for shipment to customers.

     Operating Expenses Reimbursed by Customer - The Company, under the terms of its air cargo dry-lease service contracts, passes through to its major customer certain cost components of its operations without markup. The cost of flight crews, fuel, landing fees, outside maintenance and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, as cargo and maintenance revenue.

     Stock Based Compensation - SFAS No. 123 "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board
     (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net earnings and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in fiscal 1997 and elected the continued use of APB Opinion No. 25. Pro- forma disclosure has not been provided since no employee stock options have been granted since 1992.

     Income Taxes - Income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the asset and liability method. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

     Recent Accounting Pronouncements - In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued. SFAS 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years. The Company will adopt SFAS 130 in the year ending March 31, 1999. Had the new standard been applied in the March 31, 1998 financial statements, there would have been no material difference between comprehensive and reported income.

     Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) was also issued in June 1997. SFAS 131 is effective for the Company in the fiscal year ending March 31, 1999. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial information about a company's operating segments. Management has not yet determined the impact of the adoption of SFAS 131 on its current disclosures of its business segments.

     Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

     Reclassifications - Certain prior year reclassifications have been made to 1997 and 1996 amounts to conform to current year presentation.

2.   BUSINESS ACQUISITION, FACILITY START-UP AND MERGER EXPENSES

     On August 29, 1997, the Company acquired certain assets and assumed certain liabilities of the Simon Deicer Division of Terex, Inc. for $716,000 cash. The acquired entity, renamed Global Ground Support, LLC (Global), manufactures, sells and services aircraft deice equipment on a worldwide basis. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities (which included $1,523,000 inventory, $288,000 fixed assets and $3,000 accounts receivable, net of $1,049,000 in customer deposits and $49,000 warranty obligation) of the acquired entity have been recorded at their estimated fair value at the date of acquisition. Global's results of operations have been included in the Consolidated Statements of Earnings since the date of acquisition.

     The following table presents unaudited pro-forma results of operations as if the acquisition had occurred on April 1, 1997 and 1996. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1997 or of results, which may occur in the future. Furthermore, no effect has been given in the pro-forma information for operating benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits cannot be quantified.

                                       Year Ended March 31,
                                          1998      1997

        Operating revenues           $ 52,761,000  $ 43,461,000
        Net earnings                    1,718,000       549,000
        Net  earnings per share -diluted      .65           .21

     During fiscal year 1998 the Company incurred $189,000 in costs related to the start-up of a newly certificated FAA 145 component repair facility and professional fees associated with fiscal 1997 merger discussions, terminated in April 1997. These costs have been expensed in the accompanying Consolidated Statement of Earnings.

     During fiscal year 1997 the Company incurred $348,000 in start-up and merger expenses related to the relocation of certain of its aircraft maintenance facilities and the above mentioned proposed merger terminated in April 1997.

3.   MARKETABLE SECURITIES

     Marketable   securities  consists  primarily  of  individual
     stocks and bonds and mutual funds. The Company has classified marketable securities as available-for-sale and they are carried at fair value. If significant, unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of stockholders' equity, net of the related income taxes, until realized. At March 31, 1998 and 1997, such unrealized amounts were immaterial. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price. During 1998 and 1997, the Company recorded realized gains of approximately $19,000 and $67,000, respectively, in the accompanying consolidated statements of earnings.

     At March 31, 1998 and 1997, marketable securities consist of the following investment types:


                                       1998        1997
          Mutual funds           $  1,398,719 $   961,048
          Equity securities           611,366     237,876
          Government bonds            433,700     690,541
          Corporate bonds             112,472     340,243
          Total                  $  2,556,257 $ 2,229,708

4.   INVENTORIES

     Inventories consist of the following:

                                            March 31,
                                       1998            1997
     Aircraft parts and supplies  $ 1,559,225     $ 1,069,206
     Aircraft equipment manufacturing:
     Raw materials                  3,197,008              -
     Work in process                    5,871              -
     Finished goods                   563,509              -

     Total                        $ 5,325,613     $ 1,069,206

5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                March 31,
                                            1998         1997
    Salaries, wages and related items $ 1,027,028  $   741,835
    Profit sharing                        466,425      352,000
    Other                                 285,211      349,678

                                      $ 1,778,664  $ 1,443,513

6.   FINANCING ARRANGEMENTS

     During fiscal 1998 the Company increased its bank financing line to $5,000,000 under an unsecured revolving line of credit which expires on August 31, 1998. The Company anticipates it will renew the line of credit prior to its scheduled expiration. Amounts advanced bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 1998 was 5.69%. As of March 31, 1998, $916,079
     was outstanding against the line; there were no advances outstanding as of March 31, 1997.

7.   LEASE COMMITMENTS

     The Company has operating lease commitments for office equipment and its office and maintenance facilities. The Company leases its corporate office and certain maintenance facilities from a company controlled by Company officers for $8,073 per month under a five year lease which expires in May 2001.

     In August 1996, the Company relocated certain portions of its maintenance operations to a new maintenance facility located at the Global TransPark in Kinston, N. C. Under the terms of the long-term facility lease, after an 18 month grace period (from date of occupancy), rent will escalate from $2.25 per square foot to $5.90 per square foot over the life of the lease. However, based on the occurrence of certain events the lease may be canceled by the Company. The Company currently considers the lease to be non-cancelable for four years and has calculated rent expense on a straight-line basis over this portion of the lease term.

     In August 1997 Global, located in Olathe, Kansas, leased approximately 57,000 square feet of manufacturing space for $17,030 per month. The two-year operating lease expires in September 1999.

     At  March  31,  1998, future minimum annual rental  payments
     under  non-cancelable  operating  leases  with  initial   or
     remaining terms of more than one year are as follows:


               1999                $  466,218
               2000                   336,042
               2001                   136,883
               2002                    16,147

       Total minimum lease payments$  955,290


     Rent expense for operating leases amounted to approximately $369,000, $236,000, and $177,000 for 1998, 1997 and 1996,
     respectively. Rent expense to related parties was $96,900, $94,700 and $84,000 for 1998, 1997 and 1996, respectively.

8.   STOCKHOLDERS' EQUITY

     The Company may issue up to 10,000,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 1998.

     The Company has granted options to purchase shares of common stock to certain Company employees at prices ranging from
     $1.00 to $1.25 per share. All options were granted at exercise prices which approximated the fair value of the common stock on the date of grant. Options vest over a five year period, and must be exercised within five years of the vesting date. Options outstanding at March 31, 1998 have a weighted average contractual life of 1.65 years. No options have been granted or have expired during fiscal year 1998, 1997 or 1996. The Company has reserved an aggregate of 110,000 common shares for issuance upon exercise of these stock options. Of the outstanding options at March 31, 1998 the exercise prices per share range from $1.00 to $1.25, and are all currently exercisable.

     Option information is summarized as follows:

                                                Weighted Average
     Executive Stock Option Plan    Shares    Exercise Price Per Share

     Outstanding March 31, 1995    345,000          $ 1.09
       Exercised                    98,000          $ 1.04
     Outstanding March 31, 1996    247,000          $ 1.11
       Exercised                    61,000          $ 1.09
     Outstanding March 31, 1997    186,000          $ 1.12
       Exercised                    76,000          $ 1.11
     Outstanding March 31, 1998    110,000          $ 1.12

     The Company has announced its intention to repurchase the Company's common stock under a share repurchase program. At March 31, 1998 the Company had repurchased a total of 667,780 shares at a total cost of $2,795,362 and may expend up to an additional $204,638 under this program.

9.   REVENUES FROM MAJOR CUSTOMER

     Approximately 64.0%, 89.5% and 89.1% of the Company's revenues were derived from services performed for a major air express company in 1998, 1997 and 1996, respectively.

10.  INCOME TAXES

     The provision for income taxes consists of:

                                          YEAR ENDED MARCH 31,
                                       1998       1997         1996
     Current:
      Federal                  $    1,080,000  $  519,000  $   188,000
      State                           186,000     178,000      182,000

     Total current                  1,266,000     697,000      370,000
     Deferred                         (80,000)    123,000      108,000
     Charge in lieu of Federal taxes      -        16,000      430,000

      Total                    $    1,186,000  $  836,000  $   908,000

     Pre-acquisition net operating loss carryforwards have been utilized for federal income tax purposes for fiscal years

     1997 and 1996. The income tax benefit ($16,000 in 1997, $323,000 in 1996) derived from these pre-acquisition net operating loss carryforwards was accounted for as a reduction of goodwill until goodwill was fully amortized in fiscal year 1997.

     The consolidated income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:


                                                1998       1997        1996

Income tax provision at U.S. Statutory rate $  983,000  $ 734,000  $  857,000
State income taxes                             159,000    118,000     120,000
Reduction in valuation allowance              (133,200)   (37,000)   (115,000)
Meal and entertainment disallowance             85,000     90,000      67,000
Other net                                       92,200    (69,000)    (21,000)

Income tax provision                       $ 1,186,000  $ 836,000  $  908,000

     The tax effect of temporary differences that gave rise to the Company's deferred tax asset at March 31, 1998 and 1997 are as follows:

                                                           1998        1997


Book accruals over tax, net                             $ 272,980  $  452,851
Fixed assets                                              152,000      25,329
                                                          424,980     478,180
Less:  Valuation allowance                                     -     (133,200)

Deferred tax asset                                      $ 424,980  $  344,980

     The deferred tax asset is classified in the accompanying 1998 and 1997 consolidated balance sheets according to the classification of the related asset and liability. The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. At March 31, 1997, the
     Company had recorded a valuation allowance to reduce its deferred tax asset to an amount which management believed would more likely that not be realized. At March 31, 1998, Company management does not believe that a valuation allowance is necessary.

     The Company's fiscal year 1997, 1996 and 1995 tax returns are currently being examined by the Internal Revenue Service
     (IRS). Although the IRS has given the Company a preliminary indication that it may challenge the utilization of certain net operating carryforwards, no assessments against the Company for additional income taxes have been proposed. Company management believes that the ultimate outcome of the IRS audit will not have a material impact on future results of operations.

11.  EMPLOYEE BENEFITS

     The Company has a 401K defined contribution plan (AirT 401(K) Retirement Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March 31, 1998, 1997 and 1996 was $203,000, $203,000, and
     $210,000, respectively.

     The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. The Company's March 31, 1998, 1997, and 1996 expense was $466,000, $352,000, and $409,000, respectively.

     Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The following table sets forth the funded status of the plan at March 31, 1998 and 1997.

                                                            March 31,
                                                         1998       1997

Vested benefit obligation                           $   648,796 $ 1,007,084
Accumulated benefit obligation                          648,796   1,007,084
Projected benefit obligation                            648,796   1,007,084
Plan assets at fair value                                    -           -
Projected benefit obligation greater than plan assets   648,796   1,007,084
Unrecognized prior service cost                        (389,495)   (785,551)
Adjustment required to recognize minimum liability      389,495          -

Accrued pension cost recognized in the consolidated
  balance sheet                                    $    648,796 $   221,533


     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability at March 31, 1998, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plan. The additional liability has been offset by an intangible asset to the extent of previously recognized prior service costs.

     The projected benefit obligation was determined using an assumed discount rate of 7%. The liability relating to these benefits has been included in accrued expenses in the accompanying financial statements.

     Net  periodic  pension  expense for  fiscal  1998  and  1997 included the following:

                                                         1998        1997


Future service cost                                $     31,317 $    29,267
Interest cost                                            61,229      63,969
Amortization                                             89,667      86,187
Net  periodic pension cost                         $    182,213 $   179,423

     The Company's Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over the next 10 years. As of March 31, 1998 accruals related to the unpaid present value of the benefit amounted to approximately $458,000.

12.  NET EARNINGS PER COMMON SHARE

     In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128) was issued. SFAS 128 became effective for the Company's fiscal year ended March 31, 1998 and as required by SFAS No. 128, per share data for all periods presented has been retroactively restated to conform to the new standard.

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares.

     The computation of basic and diluted earnings per common share is as follows:

                                      For year ended March 31,
                                      1998      1997      1996

Net earnings                  $ 1,706,070  $ 1,323,204  $ 1,612,047

Weighted average common shares:
 Shares  outstanding  - basic   2,659,765    2,618,599    2,771,025
 Dilutive stock options           128,110      175,292      250,309
 Shares outstanding - diluted   2,787,875    2,793,891    3,021,334

Net earnings per common share:
 Basic                        $      0.64  $      0.51  $      0.58
 Diluted                      $      0.61  $      0.47  $      0.53

13. QUARTERLY FINANCIALINFORMATION (UNAUDITED)
    (in thousands except per share data)

                                     FIRST     SECOND     THIRD    FOURTH
                                    QUARTER    QUARTER   QUARTER   QUARTER

 1998
Operating Revenues                  $ 8,159    $10,752   $16,463   $15,652
Operating Income                        465        615     1,373       618
Earnings Before Income Taxes            124        687     1,412       669
Net Earnings                             94        419       893       300

Net Earnings Per Share-Basic        $  0.03    $  0.15      0.34      0.12
Net Earnings Per Share-Diluted         0.03       0.15      0.32      0.11

 1997
Operating Revenues                  $ 8,059    $ 8,280   $ 8,911   $ 9,853
Operating Income                        544         92       404       601
Earnings Before Income Taxes            611        327       446       775
Net Earnings                            405        128       305       485

Net Earnings Per Share-Basic        $  0.15    $  0.05   $  0.12   $  0.19
Net Earnings Per Share-Diluted         0.14       0.05      0.11      0.17


The fiscal 1998 quarterly financial information presented above reflects the following unusual or infrequently occurring events, as described by quarter:

  First Quarter Fiscal 1998 - $251,000 net provision for a deferred retire-ment obligation related to the April 1997 death of the Company's Chairman & CEO.

  Third Quarter Fiscal 1998 - First full quarter operations of Global, an AirT subsidiary which was acquired in August 1997. Revenue for the quarter amounted to $6,368,000,net earnings was $599,000.

  Fourth Quarter Fiscal 1998 - Global revenue decreased to $4,842,000 due to the highly seasonal nature of its operations. In addition, Global recorded an inventory revaluation charge which reduced fourth quarter net earnings by $255,000.

14. SEGMENT INFORMATION The Company operates in three different business segments, overnight air cargo, aviation parts, overhaul and repair service, and manufacture of aircraft deice equipment. The aircraft deice equipment segment represents operations since the August 1997, date of its' acquisition. Segment data is summarized as follows:

                                        Year Ended March 31,
                                   1998          1997           1996
   Operating Revenues
     Overnight Air Cargo      $33,609,527   $31,530,661    $32,224,146
     Ground Equipment          12,763,091            -              -
     Aviation Services          4,626,089     3,448,622      3,175,768
     Corporate                     26,933       123,989         32,382
      Total                   $51,025,640   $35,103,272    $35,432,296

   Operating Income
     Overnight Air Cargo      $ 3,140,747   $ 2,456,249    $ 2,163,468
     Ground Equipment           1,070,636            -              -
     Aviation Services           (138,663)       52,979         85,139
     Corporate (1)             (1,001,718)     (868,147)      (206,339)
      Total                   $ 3,071,002   $ 1,641,081    $ 2,042,268


   Identifiable Assets
     Overnight Air Cargo      $ 9,325,095   $ 7,385,257    $ 6,537,141
     Ground Equipment           3,018,627             -              -
     Aviation Services            449,972     1,766,081      1,353,021
     Corporate                  5,495,709     1,967,073      2,329,909
      Total                   $18,289,403   $11,118,411    $10,220,071


   Capital Expenditures, net
     Overnight Air Cargo      $   373,560   $   228,998    $   114,141
     Ground Equipment             463,556            -              -
     Aviation Services            213,510       243,021         13,015
     Corporate                         -             -              -
      Total                   $ 1,050,626   $   472,019    $   127,156


    Depreciation and Amortization
      Overnight Air Cargo     $   248,810   $   178,302    $   222,047
      Ground Equipment             63,611            -              -
      Aviation Services           176,546        72,756         67,709
      Corporate                    80,362       120,557        194,955
       Total                  $   569,329   $   371,615    $   484,711



   (1) Includes income from inter-segment transactions.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
            Accounting and Financial Disclosure.

     The  Company had no disagreements on accounting or financial
disclosure   matters  with  its  independent   certified   public
accountants to report under this Item 9.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     J. Hugh Bingham, age 52, has served as President and Chief Operating Officer of the Company since April 1997, as Senior Vice President of the Company from June 1990 until April 1997, as Executive Vice President from June 1983 to June 1990, and as a director since March 1987. Mr. Bingham also serves as Chief Executive Officer and a director of MAC, as Chief Executive Officer of MAS and as an Executive Vice President and director of CSA.

     Walter Clark, age 41, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

     John J. Gioffre, age 54, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since
June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA and as Vice President-Finance, Treasurer and Secretary of MAS.

     J. Leonard Martin, age 61, was elected a director in August 1994 and joined the Company as a Vice President in April 1997. From June 1995 until April 1997, Mr. Martin was an independent aviation consultant. From April 1994 to June 1995, Mr. Martin has served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston, North Carolina. From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

     H.  Wayne Ross, age 53, has served as President of CSA since
October 1988.

     William H. Simpson, age 50, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MAS.

     Menda J. Street, age 46, has served as Vice President of MAC since 1984, and in various other capacities at MAC since 1979.

     Claude S. Abernethy, Jr., age 71, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of Interstate/Johnson Lane Incorporated, a securities brokerage and investment banking firm. Mr. Abernethy is also a director of Interstate/Johnson Lane Incorporated, Carolina Mills, Inc. and Ridgeview Incorporated.

     Sam Chesnutt, age 64, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

     Allison T. Clark, age 42, has served as a director of the Company since May 1997. Mr. Clark is self-employed in the real estate development business since 1987.

     Herman A. Moore, age 68, was elected a director of the Company on June 22, 1998. Mr. Moore is the president of Herman
A. Moore & Assoc., Inc., a real estate development company.

     George C. Prill, age 75, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, since November 1992 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

     The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors. Allison Clark and Walter Clark are brothers.

     Each director receives a director's fee of $500 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof.

     To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1997 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, except that Mr. Allison Clark was late in filing his initial report on Form 3, Mr. Walter Clark was late in filing a Form 5 to report the receipt of a gift of 2,222 shares and Ms. Street was late in filing a report on Form 4 with respect to her exercise of options in September 1997 and a report on Form 4 with respect to two sale transactions in March 1998.


Item 11.  Executive Compensation.

     The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company's Chief Executive Officer, to the four other executive officers on March 31, 1998 with total compensation of $100,000 or more and to David Clark. Mr. David Clark passed away on April 18, 1997. Prior to his death, David Clark served as the Company's Chief Executive Officer.

                   SUMMARY COMPENSATION TABLE

                                      Annual Compensation
                                                      Other Annual
    Name and Principal      Year  Salary     Bonus    Compensation
         Position                    ($)       ($)         ($)

Walter Clark (1)            1998   76,236    10,000    -
Chief Executive Officer     1997   -         -         -
                            1996   -         -         -

David Clark (2)             1998    28,429   -         43,750(2)
Former   Chief   Executive  1997   171,391   50,222    -
Officer                     1996   155,749   59,583    -

J. Hugh Bingham             1998   184,445   70,721    -
Senior Vice President       1997   148,289   50,222    -
                            1996   126,441   67,583    -

John J. Gioffre             1998   127,142   52,641    -
Vice President              1997   121,208   37,667    -
                            1996   101,250   49,937    -

J. Leonard Martin (3)       1998   117,751   15,953    -
Vice President              1997   -         -         -
                            1996   -         -         -

William H. Simpson          1998   195,809   70,721    -
Executive Vice President    1997   186,299   50,222    -
                            1996   155,364   73,583    -


__________________________________________

(1)  Mr. Walter Clark commenced his employment in April 1997.
(2) Represents annual benefit paid by the Company to Mr. David Clark's estate upon his death. Mr. David Clark served as the Company's Chief Executive Officer until he passed away on April 18, 1997.
(3)  Mr. Martin commenced his employment in April 1997.

     The following table sets forth the number of shares of Common Stock underlying unexercised options at March 31, 1998 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 1998 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($13.50 per share) and the exercise price of the options.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                  FISCAL YEAR-END OPTION VALUES

               Shares              Number of Securities   Value of Unexercised
               Acquired    Value   Underlying Unexercised In-the-Money Options
                 On      Realized  Options at FY-End (#)    at FY-End ($)
    Name        Exercise#   ($)    Exercis-  Unexercis-    Exercis-  Unexercis-
                                     able       able        able       able


Walter Clark          -       -        -        -              -       -

David Clark           -       -        -        -              -       -

J. Hugh Bingham    20,000  71,000   38,000      -          470,500     -

John J. Gioffre    13,000  46,125   20,000      -          247,000     -

J. Leonard Martin     -       -        -        -              -       -

William H.Simpson  28,000  99,500   52,000      -          644,000     -


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

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
           Management.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of May 1, 1998 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                           Amount of
                                          Beneficial
 Title of       Name and Address of        Ownership
  Class          Beneficial Owner         as of May 1,   Percent
                                             1998        of Class

Common      Walter Clark and Caroline     1,283,716(1)    47.3%
Stock, par  Clark, Executors(1)
value $.25  P.O. Box 488
per share   Denver, North Carolina 28650

            William H. Simpson             261,980(2)      9.5%
            P.O. Box 488
            Denver, North Carolina 28650

            Kennedy Capital Management,    145,864         5.4%
            Inc.(3)
            425 North Ballas Road
            St. Louis, Missouri  63141

_____________________________

(1) Includes 1,279,272 shares controlled by such individuals as the executors of the estate of David Clark who passed away on April 18, 1997, 2,222 shares owned by Walter Clark and
     2,222 shares owned by Caroline Clark.

(2)  Includes 1,200 shares held jointly with J. Hugh Bingham  and
     52,000 shares under options granted by the Company.

(3)  Information  regarding Kennedy Capital Management,  Inc.  is
     based   upon   information  provided  by   Kennedy   Capital
     Management Inc. to the Company on June 16, 1998.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and officers of the Company as a group as of May 1, 1998. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.


     SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
                                           Shares and Percent of
                                                    Common Stock
                                                 Beneficially Owned as
                                                   of  May 1, 1998
    Name                  Position with Company   No. of Shares   Percent

J. Hugh Bingham           President, Chief         116,080(1)(2)   4.2%
                          Operating Officer,
                          Director
Walter Clark              Chairman of the Board    1,281,494(3)   47.3%
                          of Directors and Chief
                          Executive Officer

John J. Gioffre           Vice President-Finance,  57,980(4)       2.1%
                          Secretary and
                          Treasurer, Director

J. Leonard Martin         Vice President,          100(5)           *
                          Director

William H. Simpson        Executive Vice           261,580(1)(6)   9.5%
                          President, Director

Claude S. Abernethy, Jr.  Director                 22,611           *

Sam Chesnutt              Director                 3,600            *

Allison T. Clark          Director                 2,222            *

Herman A. Moore           Director                       -          *

George C. Prill           Director                 45,966          1.7%

All directors and executive  N/A                1,804,833(7)      64.0%
officers as a group (12 persons)
__________________________________________

*    Less than one percent.
(1)  Includes  1,200 shares jointly held by Messrs.  Simpson  and
     Bingham.
(2)  Includes 38,000 shares under options granted by the  Company to Mr. Bingham.
(3) Includes 1,279,272 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor.
(4)  Includes 20,000 shares under options granted by the  Company to Mr. Gioffre.
(5) Such 100 shares are held by Mr. Martin's spouse of which shares Mr. Martin disclaims beneficial ownership.
(6)  Includes 52,000 shares under options granted by the  Company to Mr. Simpson.
(7) Includes an aggregate of 110,000 shares of Common Stock members of such group have the right to acquire within 60 days.

Item 13.  Certain Relationships and Related Transactions.

     The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by J. Hugh Bingham, William H. Simpson, John
J. Gioffre, the estate of David Clark and three unaffiliated third parties. On May 30, 1996, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. The lease may be extended for an additional five-year term, with rental payments to be adjusted to reflect changes in the consumer price index. Upon the renewal, the monthly rental payment was increased from $7,000 to $8,073. The Company paid aggregate rental payments of $96,876 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 1998. The Company believes that the terms of such lease are no less favorable to the Company than would be available from an independent third party.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     The following documents are filed as part of this report:

     1.  Financial Statements

     The following financial statements are incorporated herein by reference in Item 8 of Part II of this report:

    (i)  Independent Auditors' Report.
   (ii)  Consolidated Balance Sheets as of March  31, 1998 and 1997.
  (iii) Consolidated Statements of Earnings for each of the three years in the period ended March 31, 1998.
   (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 1998.
    (v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1998.
   (vi)   Notes to Consolidated Financial Statements.

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

               27.1 Financial Data Schedules
        __________________

         * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

    b.  Reports on Form 8-K.

          No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 1998.

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


Date:  June 24, 1998


By:        /s/ John J. Gioffre
          John J. Gioffre, Vice President - Finance
          (Principal Financial and Accounting Officer)


Date: June 24, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:        /s/ Claude S. Abernethy
          Claude S. Abernethy, Jr., Director


Date: June 24, 1998



By:        /s/  J. Hugh Bingham
          J. Hugh Bingham, Director


Date: June 24, 1998



By:        /s/  Allison T. Clark
          Allison T. Clark, Director


Date: June 24, 1998

By:        /s/  Walter Clark
          Walter Clark, Director


Date: June 24, 1998



By:        /s/  Sam Chesnutt
          Sam Chesnutt, Director


Date: June 24, 1998



By:        /s/  John J. Gioffre
          John J. Gioffre, Director


Date: June 24, 1998



By:        /s/  J. Leonard Martin
          J. Leonard Martin, Director


Date: June 24, 1998



By:        /s/ George C. Prill
          George C. Prill, Director


Date: June 24, 1998



By:        /s/  William Simpson
          William Simpson, Director


Date: June 24, 1998

                          EXHIBIT INDEX



Exhibit Number                Document



   27.1               Financial Data Schedules