Form 10-Q
period 1998-06-30
AIR TRANSPORTATION HOLDING CO INC
filed 1998-08-10
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             June 30, 1998
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

     2,711,653 Common Shares, par value of $.25 per share were outstanding as of August 7, 1998.


This filing contains 60 pages.
The exhibit index is on page 15.

            AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three-month periods ended
     June 30, 1998 and 1997 (Unaudited)                            3

     Consolidated Balance Sheets at
     June 30, 1998 (Unaudited)
     and March 31, 1998                                            4

     Consolidated Statements of Cash
     Flows for the three-month periods
     ended June 30, 1998 and 1997 (Unaudited)                      5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-11

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                 12-14

     Exhibit Index                                                15

     Exhibits                                                  16-60


           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                  Three Months Ended
                                                        June 30,
                                                 1998              1997
Operating Revenues:
   Cargo                                   $  4,676,739     $  4,374,209
   Maintenance                                3,348,669        3,139,421
   Ground equipment                           3,360,023             -
   Aircraft services and other                1,124,710          645,450
                                             12,510,141        8,159,080


Operating Expenses:
   Flight operations                          3,231,848        3,015,056
   Maintenance and brokering                  3,857,126        3,429,576
   Ground equipment                           2,870,123             -
   General and administrative                 1,855,104        1,016,867
   Depreciation and amortization                171,377          107,013
   Facility start-up and merger expense            -             125,764
                                             11,985,578        7,694,276

Operating Income                                524,563          464,804

Non-operating Expense (Income):
   Interest                                      50,696             -
   Deferred retirement expense                    6,249          420,083
   Investment income                            (43,545)         (79,507)
                                                 13,400          340,576

Earnings Before Income Taxes                    511,163          124,228

Income Taxes                                    204,465           29,731

Net Earnings                               $    306,698     $     94,497



Net Earnings Per Share:
   Basic                                   $       0.11     $       0.04
   Diluted                                 $       0.11     $       0.03

Average Shares Outstanding:
   Basic                                      2,711,653        2,651,432
   Diluted                                    2,810,875        2,790,935

See notes to consolidated financial statements.


             AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                           June 30, 1998    March 31,1998
                                            (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents               $    135,968     $    193,918
   Marketable securities                      2,566,542        2,556,257
   Accounts receivable, net                   6,543,028        6,673,101
   Inventories                                5,860,069        5,325,613
   Deferred tax asset, net                      272,980          272,980
   Prepaid expenses and other                    35,020           33,922
    Total Current Assets                     15,413,607       15,055,791

 Property and Equipment                       4,858,959        4,693,268
   Less accumulated depreciation             (2,577,075)      (2,429,031)
                                              2,281,884        2,264,237

 Deferred Tax Asset                             152,000          152,000
 Intangible Pension Asset                       389,495          389,495
 Other Assets                                   426,228          427,880
   Total Assets                              18,663,214       18,289,403

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable to bank                      3,683,135          916,079
   Accounts payable                           2,904,280        3,975,633
   Accrued expenses                           1,177,970        1,778,664
   Income taxes payable                         126,174          762,961
   Current portion of long-term obligations      55,045           56,241
     Total Current Liabilities                7,946,604        7,489,578

 Capital Lease Obligation (less current
   portion)                                      30,904           30,904

 Deferred Retirement Obligations (less
   current portion)                           1,044,570        1,056,795

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
   10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,711,653 and
     2,651,433 shares issued                    677,241          677,241
   Additional paid in capital                 7,128,907        7,128,907
   Retained Earnings                          1,834,988        1,905,978
                                              9,641,136        9,712,126

  Total Liabilities & Stockholders' Equity $ 18,663,214     $ 18,289,403

See notes to consolidated financial statements.

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  Three Months Ended
                                                        June 30,
                                                 1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                           $    306,698     $    94,497
   Adjustments to reconcile net earnings to net
     cash (used in) provided by operations:
     Depreciation and amortization             171,377         107,013
     Change in retirement obligation           (12,225)        445,779
     Change in assets and liabilities which
     provided (used) cash:
        Accounts receivable                    130,073         924,887
        Inventories                           (534,456)        (37,277)
        Prepaid expenses and other                 554          39,594
        Accounts payable                    (1,071,353)       (453,135)
        Accrued expenses                      (601,890)       (541,651)
        Income taxes payable                  (636,787)       (121,249)
         Total adjustments                  (2,554,707)        363,961
    Net cash (used in) provided by
        operating activities                (2,248,009)        458,458
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (189,024)       (119,500)
   Purchase of marketable securities           (10,285)        (19,783)
   Sale of marketable securities                  -            116,446
    Net cash used in investing activities     (199,309)        (22,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit              2,767,056            -
   Payment of cash dividend                   (377 688)       (265,143)
   Repurchase of common stock                     -                (48)

    Net cash provided by (used in)
        financing activities                 2,389,368        (265,191)

NET (DECREASE) INCREASE IN CASH
   & CASH EQUIVALENTS                          (57,950)        170,430

CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                   193,918       2,377,898

CASH & CASH EQUIVALENTS AT END OF PERIOD   $   135,968     $ 2,548,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                              $    47,856     $        45
     Income/Franchise taxes                    845,885         160,425

See notes to consolidated financial statements.

      AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Earnings for the three-month periods ended June 30, 1998 and 1997 and the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 1998 and 1997 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1998, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences gave rise to the Company's deferred tax asset in the accompanying June 30, 1998 and March 31, 1998 consolidated balance sheets.

     The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount, which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $44,000 during the three-months ended June 30, 1997. At June 30, 1998, the Company had no valuation allowance.

     The income tax provisions for the three-months ended June 30, 1998 and 1997 differ from the federal statutory rate primarily as a result of state income taxes, non-deductible meals and entertainment expenses and a reduction in the above mentioned valuation allowance.

C.  Net Earnings Per Share

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares.

The computation of basic and diluted earnings per common share is as follows:

                                    Three months ended June 30,
                                        1998            1997

Net earnings                         $    306,698    $    94,497

Weighted average common shares:
   Shares outstanding - basic           2,711,653      2,651,432
   Dilutive stock options                  99,222        139,503
   Shares outstanding - diluted         2,810,875      2,790,935

Net earnings per common share:
   Basic                             $       0.11    $      0.04
   Diluted                           $       0.11    $      0.03


D.   Acquisition

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

     Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or made by management of the Company which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements because of important risks and uncertainties, including but not limited to the effects of economic, competitive and market conditions in the aviation industry.

     The Company's most significant component of revenue is generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 80 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands. Under the terms of its dry-lease service contracts (which currently cover approximately 98% of the revenue aircraft operated), the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, aircraft certification and conversion, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue.

     In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its aircraft component repair services. MAS's revenue contributed $1,029,000 and $620,000 to the Company's revenues for the three-month periods ended June 30, 1998 and 1997, respectively.

     In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global is operated as a subsidiary of MAS. Global's revenue contributed $3,360,000 for the three-month period ended June 30, 1998.

Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues and earnings have occurred during the second and third fiscal quarters, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line. The Company plans to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Consolidated revenue increased $4,351,000 (53.3%) to $12,510,000 for the three-month period ended June 30, 1998 compared to its equivalent 1997 period. The increase in revenue primarily resulted from the operations of Global and increases in air cargo and component repair services.

     Operating expenses increased $4,291,000 (55.8%) to $11,986,000 for the three-month period ended June 30, 1998 compared to its equivalent 1997 period. The increase in operating expenses consisted of the following changes: cost of flight operations increased $217,000 (7.2%) primarily as a result of increases in pilot and flight personnel and costs associated with pilot travel; maintenance expense increased $428,000 (12.5%) primarily as a result of increases associated with contract services, and cost of parts and labor related to the expansion of MAS's repair shop; ground equipment increased $2,870,000, as a result of the August 1997 acquisition of Global; depreciation increased $64,000 (60.2%) as a result of increased depreciation related to the above Global acquisition; general and administrative expense increased $838,000 (82.4%) primarily as a result of increases associated with the start-up of Global and expansion of MAS's repair shop operations.

     The $327,000 decrease in non-operating expense was principally due to a $420,000 provision, booked in the first quarter of 1997, to fulfill contractual benefits related to the death of the Company's Chairman and CEO.

     Pretax earnings increased $387,000 for the three-month period ended June 30, 1998 compared to 1997, principally due to the above 1997 death benefit provision and an increase in air cargo service earnings for the three-month period ended June 30, 1998, partially offset by a seasonal first quarter 1999 loss at Global.

     The provision for income taxes for the three-month period ended June 30, 1998 increased $175,000 compared to the 1997 period, primarily due to increased taxable income.

Liquidity and Capital Resources

     As of June 30, 1998 the Company's working capital amounted to $7,467,000, a decrease of $99,000 compared to March 31, 1998. The net decrease primarily resulted from cash required in the operation of Global, partially offset by profitable air cargo service operations.

     The Company, on July 17, 1998, increased its unsecured line of credit to $7,000,000. The line, which matures August 31, 1998, is expected to be renewed before its expiration date. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate plus 137 basis points. The Company anticipates that it will renew the line of credit before its scheduled expiration.

     Under the terms of the line of credit the Company may not encumber certain real or personal property. As of June 30, 1998, the Company was in a net borrowing position against its credit line of $3,683,000, a $2,767,000 increase over the March 31, 1998 loan balance. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the company's future financial needs.

     The respective three-month periods ended June 30, 1998 and 1997 resulted in the following changes in cash flow: operating activities used $2,248,000 in 1998 and provided $458,000 in 1997, investing activities used $199,000 in 1998 and $23,000 in 1997 and financing activities provided $2,389,000 in 1998 and used $265,000 in 1997. Net cash decreased $58,000 during the three months ended June 30, 1998 and increased $170,000 during the three months ended June 30, 1997.

     Cash used in operating activities was $2,706,000 more for the three-months ended June 30, 1998 compared to the similar 1997 period principally due to increases in inventory and decreases in accounts payable, accrued expenses and taxes payable and a $420,000 provision to fulfill contractual benefits related to the death of the Company's former Chairman and CEO in the first quarter of 1997, partially offset by profitable operations.

     Cash used in investing activities for the three-months ended June 30, 1998 was approximately $176,000 more than the comparable period in 1997, principally due to the sale of marketable securities in 1997 and to increased capital expenditures related to operations of Global in 1998.

     Cash provided by financing activities was $2,655,000 more in the 1998 three-month period than in the corresponding 1997 period due to an increase in borrowings under the line of credit in 1998, partially offset by an increase in cash dividend.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors on August 7, 1997 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $.14 per share cash dividend in June 1998.

Deferred Retirement Obligation

     The Company's former Chairman and Chief Executive Officer passed away on April 18, 1997. In addition to amounts previously expensed, under the terms of his supplemental retirement agreement, death benefits with a present value of approximately $420,000 were expensed in the first quarter 1998. The death benefits are payable in the amount of $75,000 per year for 10 years.

Impact of Inflation

     The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations because increased costs due to inflation could be passed on the its customers, or on its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.

Year 2000 Issue

     The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "year 2000 issue", which is the result of computer programs written using two digits rather than four to define the applicable year. As a result of such review, the Company has revised certain customized software systems to enable such systems to work properly following the year 2000 and has verified that recently acquired software systems from third-party vendors have been certified as being "year 2000 compliant". Management believes only one significant software system used by the Company has not been confirmed as being "year 2000 compliant". Management has not yet determined whether to replace such system (management believes that replacement products for such system that are "year 2000 compliant" are commercially available) or to revise the software system to confirm that it will function properly after the year 2000. Management believes that such system can be replaced or revised by the end of the current fiscal year. Management does not believe the conversion of its software systems will have a significant impact on the Company's financial position or results of operations.

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

 4.1 Specimen Common Stock Certificate, incorporated by reference to exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1      Aircraft Dry Lease and Service Agreement dated February 2,
          1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

10.2 Loan Agreement among NationsBank of North Carolina, N.A., the Company and its subsidiaries, dated July 17, 1998

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

10.6 Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995

10.7      Employment Agreement dated January 1, 1996 between the
          Company, Mountain Air Cargo Inc. and Mountain Aircraft
          Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996*

10.8      Employment Agreement dated January 1, 1996 between the
          Company, Mountain Air Cargo Inc. and Mountain Aircraft
          Services, LLC and John J. Gioffre, incorporated by reference to
          Exhibit 10.9 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996*

10.9 Employment Agreement dated January 1, 1996 between Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and J. Hugh Bingham, incorporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10K for the fiscal year end March 31, 1996.*

10.10 Employment Agreement dated September 30, 1997 between Mountain Aircraft Services, LLC and J. Leonard Martin, incorporated by refer-ence to Exhibit 10.10 to the Company's Quarterly Report
          Form 10-Q for the quarter ended December 31, 1997.*

10.11     Omibus Securities Award Plan.*

21.1      List of subsidiaries of the Company, incorporated by reference to
          Exhibit 21.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

27.1      Financial Data Schedule (For SEC use only)

_______________________


 * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

 b.   Reports on form 8-K

 No Current Reports on Form 8-K were filed in the first quarter of fiscal
1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  August 10, 1998              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  August 10, 1998              /s/ John Gioffre
                          John J. Gioffre, Vice President-Finance

                    AIR TRANSPORTATION HOLDING COMPANY, INC.
                                 EXHIBIT INDEX

Exhibit                                                      PAGE

10.2 Loan Agreement among NationsBank of North
        Carolina, N.A., the Company and its
        Subsidiaries, dated July 17, 1998                   16-28

10.11 Omnibus Securities Award Plan                         29-60