Form 10-Q
period 1998-09-30
AIR TRANSPORTATION HOLDING CO INC
filed 1998-11-12
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           September 30, 1998
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

     2,688,653 Common Shares, par value of $.25 per share were outstanding as of November 5, 1998.


This filing contains 29 pages.
The exhibit index is on page 18.

            AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three and six-month periods ended
     September 30, 1998 and 1997 (Unaudited)                       3

     Consolidated Balance Sheets at
     September 30, 1998 (Unaudited)
     and March 31, 1998                                            4

     Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 1998 and 1997 (Unaudited)                 5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-14

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                 15-17

     Exhibit Index                                                18

     Exhibits                                                  19-29

           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                Three Months Ended           Six Months Ended
                                   September 30,               September 30,
                                 1998         1997          1998         1997
Operating Revenues:
  Cargo                    $  4,894,720  $ 4,653,947  $  9,571,459 $  9,028,156
  Maintenance                 3,413,048    3,372,192     6,761,717      511,613
  Ground equipment            3,333,572    1,552,852     6,693,595    1,552,852
  Aircraft services and other 1,274,704    1,173,325     2,399,414    1,818,775
                             12,916,044   10,752,316    25,426,185   18,911,396


Operating Expenses:
  Flight operations           3,507,872    3,363,464     6,739,720    6,378,520
  Maintenance and brokering   4,241,617    4,158,602     8,205,083    7,667,933
  Ground equipment            2,616,757    1,170,780     5,486,880    1,170,780
  General and administrative  1,922,929    1,275,673     3,671,693    2,212,785
  Depreciation and amortization 180,386      114,994       351,763      222,007
  Facility start-up & merger exp   -          53,991          -         179,755
                             12,469,561   10,137,504    24,455,139   17,831,780

Operating Income                446,483      614,812       971,046    1,079,616

Non-operating Expense (Income):
  Interest                       73,990         -          124,686         -
  Deferred retirement expense     6,249         -           12,498      418,000
  Investment income             (59,877)     (77,946)     (103,422)    (157,453)
  Gain on asset sale                -           6,249          -          8,332
                                 20,362      (71,697)       33,762      268,879

Earnings Before Income Taxes    426,121      686,509       937,284      810,737

Income Taxes                    186,988      267,869       391,453      297,600
Net Earnings               $    239,133  $   418,640  $    545,831 $    513,137


Net Earnings Per Share:
   Basic                   $       0.09  $      0.16  $       0.20 $       0.19
   Diluted                 $       0.09  $      0.15  $       0.19 $       0.18

Average Shares Outstanding:
   Basic                      2,696,320    2,645,653     2,703,986    2,648,543
   Diluted                    2,793,565    2,775,005     2,802,220    2,787,388


See notes to consolidated financial statements.


             AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                         September 30, 1998   March 31,1998
                                              (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents                 $    478,596     $    193,918
   Marketable securities                        2,097,643        2,556,257
   Accounts receivable, net                     6,544,552        6,673,101
   Inventories                                  6,383,750        5,325,613
   Deferred tax asset, net                        272,980          272,980
   Prepaid expenses and other                      37,219           33,922
    Total Current Assets                       15,814,740       15,055,791

 Property and Equipment                         5,036,470        4,693,268
   Less accumulated depreciation               (2,738,412)      (2,429,031)
                                                2,298,058        2,264,237

 Deferred Tax Asset                               152,000          152,000
 Intangible Pension Asset                         449,495          389,495
 Other Assets                                     360,123          427,880
   Total Assets                              $ 19,074,416     $ 18,289,403


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable to bank                     $  3,015,822     $    916,079
   Accounts payable                             3,343,844        3,975,633
   Accrued expenses                             1,807,223        1,778,664
   Income taxes payable                              -             762,961
   Current portion of long-term obligations        57,646           56,241
     Total Current Liabilities                  8,224,535        7,489,578

 Capital Lease Obligation (less current
   Portion)                                        27,041           30,904

 Deferred Retirement Obligation (less current
   Portion)                                     1,092,069        1,056,795

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,688,653 and
     2,711,653 shares issued                      671,491          677,241
   Additional paid in capital                   6,985,157        7,128,907
   Retained earnings                            2,074,123        1,905,978
                                                9,730,771        9,712,126

  Total Liabilities and Stockholders' Equity $ 19,074,416     $ 18,289,403


See notes to consolidated financial statements.


           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   Six Months Ended
                                                     September 30,
                                                  1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                             $    545,831    $    513,137
   Adjustments to reconcile net earnings to net
     cash (used in) provided by operations:
     Depreciation and amortization               351,763         222,007
     Change in deferred tax asset                   -            (80,000)
     Change in retirement obligation              35,274         718,000
     Change in assets and liabilities which
       provided (used) cash:
        Accounts receivable                      128,549        (673,437)
        Inventories                           (1,058,137)       (878,029)
        Prepaid expenses and other                 4,460        (260,230)
        Accounts payable                        (631,789)        898,369
        Accrued expenses                          26,102          81,472
        Income taxes payable                    (762,961)       (169,911)
         Total adjustments                    (1,906,739)       (141,759)
    Net cash (used in) provided by
        operating activities                  (1,360,908)        371,378
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition                             -           (715,981)
   Capital expenditures                         (385,584)       (328,209)
   Purchase of marketable securities                -           (948,055)
   Sale of marketable securities                 458,614         716,446

    Net cash provided by (used in)
        investing activities                      73,030      (1,275,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                2,099,743            -
   Payment of cash dividend                     (377,687)       (265,143)
   Repurchase of common stock                   (149,500)        (67,254)
   Proceeds from exercise of stock options          -             18,750

    Net cash provided by (used in)
        financing activities                   1,572,556        (313,647)

NET INCREASE (DECREASE) IN CASH
   & CASH EQUIVALENTS                            284,678      (1,218,068)
CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                     193,918       2,377,898

CASH & CASH EQUIVALENTS AT END OF PERIOD     $   478,596    $  1,159,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                $   115,796    $         67
     Income/Franchise taxes                    1,287,130         559,118

See notes to consolidated financial statements.

     AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Earnings for the three and six-month periods ended September 30, 1998 and 1997 and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1998 and 1997 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 1998 and March 31, 1998 consolidated balance sheets.

     The Company has recorded a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $44,000 during the six-months ended September 30, 1997. At September 30, 1998, the Company had no valuation allowance.

     The income tax provisions for the six-months ended September 30, 1998 and 1997 differ from the federal statutory rate primarily as a result of state income taxes and a reduction in the above mentioned valuation allowance.

C.  Net Earnings Per Share

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options which were dilutive were considered common share equivalents and were included in the weighted average common shares.

The computation of basic and diluted earnings per common share is as follows:

                                Three Months Ended   Six Months Ended
                                    September 30,      September 30,
                                   1998      1997      1998     1997

Net earnings                    $ 239,133 $ 418,640 $ 545,831 $ 513,137

Weighted average common shares:
  Shares outstanding - basic    2,696,320 2,645,653 2,703,986 2,648,543
  Dilutive stock options           97,245   129,352    98,234   138,845
  Shares outstanding - diluted  2,793,565 2,775,005 2,802,220 2,787,388

Net earnings per common share:
   Basic                        $    0.09 $    0.16 $    0.20 $    0.19
   Diluted                      $    0.09 $    0.15 $    0.19 $    0.18


D.   Acquisition

          On August 29, 1997, the Company acquired the Simon Deicer Division of Terex, Inc. for $715,000 cash. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, sells and services aircraft deice equipment on a worldwide basis. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities (which included $1,522,000 inventory, $287,000 fixed assets and $3,000 accounts receivable, net of $1,048,000 in customer deposits and $49,000 warranty obligation) of the acquired entity have been recorded at their estimated fair values at the date of acquisition. Global's results of operations have been included in the Consolidated Statement of Income since the date of acquisition.

E.  Recent Accounting Pronouncement

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information (SFAS 131) was issued in June 1997. SFAS 131 is effective for the Company in the fiscal year ending March 31, 1999. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management does not believe that the adoption of SFAS 131 will have a material impact on the Company's current disclosures of its operating segments.

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

     In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed
$2,210,000 and $1,765,000 to the Company's revenues for the six-month periods ended September 30, 1998 and 1997, respectively.

     In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global is operated as a subsidiary of MAS. Global's revenue contributed $6,694,000 and $1,553,000 for the six-month periods ended September 30, 1998 and 1997, respectively.

Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line. The Company is currently reducing Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. The Company expended exceptional effort in the second quarter of 1998 to design and produce prototype equipment to expand its current product line. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Consolidated revenue increased $6,515,000 (34.5%) to $25,426,000 and $2,164,000 (20.1%) to $12,916,000, respectively, for the six and three-month periods ended September 30, 1998 compared to their equivalent 1997 periods. The six and three-month current period net increase in revenue primarily resulted from the operations of Global and increases in air cargo and component repair services.

     Operating expenses increased $6,623,000 (37.1%) to $24,455,000 for the six-month period ended September 30, 1998 and $2,332,000 (23.0%) to $12,470,000 for the three-month period ended September 30, 1998 compared to their equivalent 1997 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations increased $361,000 (5.7%), primarily as a result of increases in pilot and flight personnel and costs associated with pilot travel; maintenance and brokerage expense increased $537,000 (7.0%), primarily as a result of increases associated with contract services, and cost of parts and labor related to the expansion of MAS's repair shop; ground equipment increased $4,316,000 (368.7%), as a result of the August 1997 Global acquisition; depreciation and amortization increased $130,000 (58.5%) as a result of increased depreciation related to the above Global acquisition; general and administrative expense increased $1,459,000 (65.6%) primarily as a result of increases associated with the start-up of Global and expansion of MAS's repair shop operations.

     The $235,000 decrease between the six months ended September 30, 1997 and September 30, 1998 in non-operating expense was principally due to a $418,000 provision, accrued in the first quarter of 1997, to fulfill contractual benefits related to the death of the Company's Chairman and CEO, offset by a $125,000 increase in interest expense in the 1998 six-month period. The $93,000 increase in non-operating expense for the comparative three-month periods ended September 30, 1998 and 1997 was primarily due to $74,000 in interest expense incurred in the 1998 period.

     Pretax earnings increased $127,000 and decreased $260,000 for the six and three-month periods ended September 30, 1998, respectively compared to their respective September 30, 1997 periods. The six-month increase was principally due to the above 1997 death benefit provision, offset by a current period $80,000 net loss at Global compared to $246,000 net income in 1997. The second quarter decrease was principally due to increased operating costs and a $196,000 decrease in Global's profitability for the quarter ended September 30, 1998 versus the September 30, 1997 quarter.

     The provision for income taxes increased $94,000 and decreased $81,000 for the six and three-month periods ended September 30, 1998, respectively compared to their respective 1997 periods due to changes in taxable income and effective tax rates.

Liquidity and Capital Resources

     As of September 30, 1998 the Company's working capital amounted to $7,590,000, an increase of $24,000 compared to March 31, 1998. The net increase primarily resulted from profitable operations offset by cash required in the operation of Global and expansion of MAS.

     On July 17, 1998, the Company increased its unsecured line of credit from $5,000,000 to $7,000,000. The line, which matures August 31, 1999, is expected to be renewed before its expiration date. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate (5.60% at September 30, 1998) plus 137 basis points.

     Under the terms of the line of credit the Company must maintain certain financial ratios and may not encumber certain real or personal property. At September 30, 1998 the Company was in compliance with the debt covenants. As of September 30, 1998, the Company was in a net borrowing position against its line of credit in the amount of $3,016,000, a $2,100,000 increase over the March 31, 1998 loan balance, principally to fund the expanded operations of Global. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

     The respective six-month periods ended September 30, 1998 and 1997 resulted in the following changes in cash flow: operating activities used $1,361,000 and provided $371,000, investing activities provided $73,000 and used $1,276,000 and financing activities provided
$1,573,000 and used $314,000.  Net cash increased $285,000 and decreased $1,218,000 for the respective six-month periods ended
September 30, 1998 and 1997.

     Cash used in operating activities was $1,732,000 more for the six-months ended September 30, 1998 compared to the similar 1997 period, principally due to increases in inventory and decreases in accounts payable and taxes payable and a $418,000 provision related to the death of the Company's former Chairman and CEO in the first quarter of 1997.

     Cash provided by investing activities for the six-months ended September 30, 1998 was approximately $1,349,000 more than the comparable period in 1997, principally due the 1997 Global business acquisition and a current period decrease in purchase of marketable securities.

     Cash provided by financing activities for the six-months ended September 30, 1998 was approximately $1,886,000 more than the comparable 1997 period, principally due to an increase in borrowings under the line of credit in 1998, partially offset by an increase in cash dividend and repurchase of common stock.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.14 per share cash dividend in June 1998.

Recent Accounting Pronouncement

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information (SFAS 131) was issued in June 1997. SFAS 131 is effective for the Company in the fiscal year ending March 31, 1999. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management does not believe that the adoption of SFAS 131 will have a material impact on the Company's current disclosures of its operating segments.

Deferred Retirement Obligation

     The Company's former Chairman and Chief Executive Officer passed away on April 18, 1997. In addition to amounts previously expensed, under the terms of his supplemental retirement agreement, death benefits with a present value of approximately $418,000 were expensed in the first quarter 1998. The death benefits are payable in the amount of $75,000 per year for 10 years.

Impact of Inflation

     The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations because increased costs due to inflation could be passed on to its customers, or on its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.

Year 2000 Issue

     The Company has initiated a comprehensive review of its operations and computer systems to identify the extent to which it could be affected by the "year 2000 issue", which is the result of computer programs written using two digits rather than four to define the applicable year. The Company has broken down its review to assess its information technology systems ("IT Systems"), the aspects of its operations that rely on devices that may contain embedded microchips ("Non-IT Systems") and its relationships and reliance on vendors, suppliers, customers and others with whom the Company deals whose operations may be affected by the year 2000 issue. This review was conducted by the Company's Year 2000 committee, authorized to assess the Company's risks and develop a comprehensive plan to address the year 2000 issue.

State of Readiness

     IT Systems. As a result of such review, as of the date of this Quarterly Report on Form 10-Q, the Company believes it has catalogued
all IT Systems utilized directly by the Company.   The Company has
revised certain customized IT Systems to enable such systems to work properly following the year 2000 and is in the process of confirming oral verification that recently acquired IT Systems from third-party vendors are "year 2000 compliant". Management believes only one significant set of IT Systems, which are used in the operations area of the Company, has not been confirmed as being "year 2000 compliant". Management has decided to upgrade this set of software systems to confirm that it will function properly after the year 2000. Management believes that such systems can be upgraded by the end of the current fiscal year. Management believes that adequate replacement systems that are year 2000 compliant are commercially available in the event that such upgrades cannot be timely completed.

     Non-IT Systems. The Company utilizes a number of devices that include embedded microchips that may be affected by the year 2000 issue, including aircraft operated under lease agreements with its major customer. The Company is in the process of testing all identified devices that include embedded microchips. This process is scheduled to be completed by the end of the current fiscal year. The Company anticipates replacing any noncompliant devices, other than aircraft, by the end of the current fiscal year. With respect to the aircraft operated by the Company, the Company anticipates replacing any noncompliant components. Under its agreements with its major customer the cost of replacing such components in aircraft leased by the Company from its customer would be passed on to the customer.

     Material Third Parties. The Company is making concerted efforts to understand the year 2000 compliance of third parties (including, among others, domestic and international government agencies and air traffic control systems material to the Company's operations, vendors, suppliers and major customers) whose year 2000 non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

The Company is actively encouraging year 2000 compliance on the part of third parties and is developing contingency plans in the event of their year 2000 non-compliance. The Company has contacted, in writing, each material vendor and supplier, requesting completion of a questionnaire to assess such third party's year 2000 compliance. Failure to respond to these questionnaires results in further mail or phone correspondence, contingency plan development or vendor/product replacement.

     The Company has met with its major air cargo customer on numerous occasions to discuss year 2000 readiness. In addition, the Company has reviewed public filings of its major customer to assess the customer's state of year 2000 compliance. Such discussions and filings indicate plans by such customer to establish 100% internal year 2000 compliance by September 1, 1999. However, such customers' operations rely on many third parties, including governmental agencies, airports and air traffic control systems described below.

     In conjunction with the Company's major air cargo customer and industry trade associations, the Company is involved in an industry-wide effort to understand the year 2000 compliance status of airports, air traffic systems, and other U.S. and international government agencies that may affect the Company's air cargo operations. The Company's air cargo routes are selected and scheduled by its major customer.

Risks

     In addition to general risks raised by the year 2000 issue, the Company's primary business segment, providing air cargo services to the overnight express delivery industry, is subject to significant additional risks. First, the Company's relationship with its major air cargo customer is based, in significant part, on the Company's operating reliability. A failure to timely confirm its year
2000 compliance to the customer could result in a loss of such relationship. The Company has provided this customer with an anticipated time schedule for completion of its year 2000 compliance program, which the Company believes fits within the customers' planned schedule. In addition, the bulk of the Company's aircraft fleet is leased from such customer and is dedicated for use in flying routes designated by the customer. Accordingly, the Company cannot currently develop meaningful contingency plans for its air cargo operations in the event that year 2000 issues interrupt the operations of the Company's major air cargo customer to the extent that such customer does not require the Company's services.

Costs

     The Company currently anticipates that costs of its year 2000 compliance program will likely be in the range of $120,000, assuming that planned revisions to the remaining IT Systems which are not yet year 2000 compliant can be successfully completed. If such revisions cannot be successfully completed, the cost of replacement systems would add materially to that estimate. As of September 30, 1998, the Company had incurred approximately $30,000 in year 2000 compliance costs. The foregoing costs do not include the allocation of internal employee time since the Company does not track such internal costs.

Contingency Plans

     The Company has begun developing possible contingency plans for year 2000 non-compliance, some of which are discussed above. Due to the Company's dependence upon, and its current uncertainty with, the year 2000 compliance of certain government agencies, third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of year 2000 compliance by third parties, business interruptions, litigation and other liabilities related to year 2000 issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its internal year 2000 compliance efforts to reduce significantly the Company's level of uncertainty about the impact of year 2000 issues affecting both its IT Systems and Non-IT Systems.

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

 4.1 Specimen Common Stock Certificate, incorporated by reference to exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1 Aircraft Dry Lease and Service Agreement dated February 2,
          1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

10.2 Loan Agreement among NationsBank of North Carolina, N.A., the Company and its subsidiaries, dated July 17, 1998 incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

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

10.5 Form of options to purchase the following amounts of Common Stock issued by the Company to the following executive officers during the follow-
          ing fiscal years ended March 31:*
                                          Number of Shares
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

10.9 Employment Agreement dated January 1, 1996 between Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and J. Hugh Bingham, incorporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10-K for the fiscal year end March 31, 1996.*

10.10 Employment Agreement dated September 30, 1997 between Mountain Aircraft Services, LLC and J. Leonard Martin, incorporated by ref-erence to Exhibit 10.10 to the Company's Quarterly Report
          Form 10-Q for the quarter ended December 31, 1997.*

10.11 Omibus Securities Award Plan, incorporated by reference to Exhibit
          10.11 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1998.*

10.12 Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC.

21.1  List of subsidiaries of the Company, incorporated by reference to
          Exhibit 21.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997


27.1      Financial Data Schedule (For SEC use only)

_______________________


 * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

 b.   Reports on form 8-K

 No Current Reports on Form 8-K were filed in the second quarter of fiscal 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  November 10, 1998              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  November 10, 1998              /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer

                    AIR TRANSPORTATION HOLDING COMPANY, INC.
                                  EXHIBIT INDEX


EXHIBIT                                                                PAGE

10.12     Commercial and Industrial Lease Agreement dated
             August 25, 1998 between William F. Bieber and
             Global Ground Support, LLC                               19-29