Form 10-Q
period 1998-12-31
AIR TRANSPORTATION HOLDING CO INC
filed 1999-02-12
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           December 31, 1998
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

     2,688,653 Common Shares, par value of $.25 per share were outstanding as of February 5, 1999.


This filing contains 20 pages.
The exhibit index is on page 19.



            AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three and nine-month periods ended
     December 31, 1998 and 1997 (Unaudited)                        3

     Consolidated Balance Sheets at
     December 31, 1998 (Unaudited)
     and March 31, 1998                                            4

     Consolidated Statements of Cash
     Flows for the nine-month periods
     ended December 31, 1998 and 1997 (Unaudited)                  5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-8

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     9-15

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                 16-18

     Exhibit Index                                                19

     Exhibits                                                     20


           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                 Three Months Ended        Nine Months Ended
                                    December 31,               December 31,
                                  1998         1997          1998         1997

Operating Revenues:
  Cargo                     $  4,925,340  $ 4,852,046  $ 14,496,799 $ 13,880,202
  Maintenance                  2,982,195    3,634,536     9,743,912   10,146,149
  Ground equipment             2,997,077    6,367,958     9,690,672    7,920,810
  Aircraft services and other  1,560,400    1,608,000     3,959,814    3,426,775
                              12,465,012   16,462,539    37,891,197   35,373,935


Operating Expenses:
  Flight operations            3,402,322    3,498,380    10,142,042    9,876,900
  Maintenance and brokering    4,468,634    4,435,256    12,673,717   12,103,189
  Ground equipment             2,746,920    4,869,276     8,233,800    6,040,056
  General and administrative   1,561,109    2,115,382     5,232,802    4,328,167
  Depreciation and amortization  186,414      162,030       538,177      384,037
  Facility start-up & merger expense-           8,766          -         188,521
                              12,365,400   15,089,089    36,820,539   32,920,869

Operating Income                  99,612    1,373,450     1,070,658    2,453,066

Non-operating Expense (Income):
  Interest                       101,124         -          225,810         -
  Deferred retirement expense      6,249         -           18,747      418,000
  Investment income              (32,532)     (51,234)     (135,954)
(208,687)
  Gain on asset sale                -          12,501          -          20,833
                                  74,841      (38,733)      108,603      230,146

Earnings Before Income Taxes      24,771    1,412,183       962,055    2,222,920

Income Taxes                       9,137      519,667       400,590      817,267

Net Earnings                $     15,634  $   892,516  $    561,465 $  1,405,653


Net Earnings Per Share:
   Basic                    $       0.01  $      0.34  $       0.21 $       0.53
   Diluted                  $       0.01  $      0.32  $       0.20 $       0.50

Average Shares Outstanding:
   Basic                       2,688,653    2,650,653     2,698,875    2,649,246
   Diluted                     2,783,974    2,780,396     2,795,496    2,785,942


See notes to consolidated financial statements.



             AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                         December 31, 1998   March 31,1998
                                              (Unaudited)

ASSETS
 Current Assets:
   Cash and cash equivalents                 $     46,906     $    193,918
   Marketable securities                        2,295,224        2,556,257
   Accounts receivable, net                     5,655,898        6,673,101
   Inventories                                  6,897,744        5,325,613
   Deferred tax asset, net                        272,980          272,980
   Prepaid expenses and other                      66,962           33,922
    Total Current Assets                       15,235,714       15,055,791

 Property and Equipment                         5,179,799        4,693,268
   Less accumulated depreciation               (2,900,188)      (2,429,031)
                                                2,279,611        2,264,237

 Deferred Tax Asset                               394,625          152,000
 Intangible Pension Asset                         479,495          389,495
 Other Assets                                     389,861          427,880
   Total Assets                              $ 18,779,306     $ 18,289,403


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable to bank                     $  3,371,301     $    916,079
   Accounts payable                             2,994,211        3,975,633
   Accrued expenses                             1,360,404        1,778,664
   Income taxes payable                           114,081          762,961
   Current portion of long-term obligations        56,297           56,241
     Total Current Liabilities                  7,896,294        7,489,578

 Capital Lease Obligation (less current
   portion)                                        27,041           30,904

 Deferred Retirement Obligation (less current
   portion)                                     1,109,568        1,056,795

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,688,653 and
     2,711,653 shares issued                      671,491          677,241
   Additional paid in capital                   6,985,157        7,128,907
   Retained earnings                            2,089,756        1,905,978
                                                9,746,403        9,712,126

  Total Liabilities and Stockholders' Equity $ 18,779,306     $ 18,289,403


See notes to consolidated financial statements.


           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Nine Months Ended
                                                     December 31,
                                                  1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                             $    561,465    $  1,405,653
   Adjustments to reconcile net earnings to net
     cash used in operations:
     Depreciation and amortization               538,177         384,037
     Change in deferred tax asset               (242,625)        (80,000)
     Change in retirement obligation              52,773         718,000
     Change in assets and liabilities which
       provided (used) cash:
        Accounts receivable                    1,017,203      (4,719,768)
        Inventories                           (1,572,131)     (1,391,017)
        Prepaid expenses and other               (85,021)       (240,266)
        Accounts payable                        (981,422)      2,656,555
        Accrued expenses                        (422,067)        227,635
        Income taxes payable                    (648,880)         30,537
         Total adjustments                    (2,343,993)     (2,414,287)
    Net cash used in
        operating activities                  (1,782,528)     (1,008,634)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition                             -           (715,981)
   Capital expenditures                         (553,552)       (540,174)
   Purchase of marketable securities            (189,250)       (960,757)
   Sale of marketable securities                 450,283         716,446

    Net cash used in
        investing activities                    (292,519)     (1,500,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                2,455,222       1,545,645
   Payment of cash dividend                     (377,687)       (265,143)
   Repurchase of common stock                   (149,500)        (67,254)
   Proceeds from exercise of stock options          -             18,750

    Net cash provided by
        financing activities                   1,928,035       1,231,998

NET DECREASE IN CASH  CASH EQUIVALENTS          (147,012)     (1,277,102)
CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                     193,918       2,377,898

CASH & CASH EQUIVALENTS AT END OF PERIOD     $    46,906    $  1,100,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                $   194,586    $      3,760
     Income/Franchise taxes                    1,439,144         879,176

See notes to consolidated financial statements.

     AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of December 31, 1998, the Consolidated Statements of Earnings for the three and nine-month periods ended December 31, 1998 and 1997 and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1998 and 1997 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1998, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the period ended December 31 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 1998 and March 31, 1998 consolidated balance sheets.

     The Company recorded a valuation allowance for the nine-months ended December 31, 1997 in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. Changes in the valuation allowance, related to future utilization of net operating losses, reduced the provision for income taxes by $44,000 during the nine-months ended December 31, 1997. At December 31, 1998, the Company had no valuation allowance.

     The income tax provisions for the nine-months ended December 31, 1998 and 1997 differ from the federal statutory rate primarily as a result of state income taxes and a reduction in the above mentioned valuation allowance.

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

The computation of basic and diluted earnings per common share is as follows:

                                Three Months Ended   Nine Months Ended
                                    December 31,        December 31,
                                   1998      1997      1998     1997

Net earnings                   $  15,634 $ 892,516 $ 561,465 $1,405,653

Weighted average common shares:
  Shares outstanding-basic     2,688,653 2,650,653 2,698,875  2,649,246
  Dilutive stock options          95,321   129,743    96,621    136,696
  Shares outstanding-diluted   2,783,974 2,780,396 2,795,496  2,785,942

Net earnings per common share:
   Basic                       $    0.01 $    0.34 $    0.21 $     0.53
   Diluted                     $    0.01 $    0.32 $    0.20 $     0.50


D.   Acquisition

          On August 29, 1997, the Company acquired the Simon Deicer Division of Terex, Inc. for $716,000 cash. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, sells and services aircraft deicer equipment on a worldwide basis. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities (which included $1,522,000 inventory, $287,000 fixed assets and $3,000 accounts receivable, net of $1,048,000 in customer deposits and $49,000 warranty obligation) of the acquired entity have been recorded at their estimated fair values at the date of acquisition. Global's results of operations have been included in the Consolidated Statement of Income since the date of acquisition.

E.  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"(SFAS 131) was issued in June 1997. SFAS 131 is effective for the Company in the fiscal year ending March 31, 1999. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management does not believe that the adoption of SFAS 131 will have a material impact on the Company's current disclosures of its operating segments.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides a framework for determining the accounting treatment of costs incurred to obtain or develop computer software.

     In April 1998, the AICPA issued Statement of Position 98-5,
Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which requires immediate expensing of certain organization and start-up costs.

     For SOP 98-1 and 98-5 the Company will adopt these standards for fiscal year ended March 31, 2000. Company management currently believes that the adoption of these statements will not have a material impact.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for the Company in the fiscal year ending March 31, 2001. Management is currently evaluating the effect of SFAS No. 133 on the Company's financial statements.

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

     The Company's most significant component of revenue (cargo and maintenance) is generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly under contracts for a major express delivery company out of 80 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands. Under the terms of its dry-lease service contracts (which currently cover approximately 98% of the revenue aircraft operated), the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, aircraft certification and conversion, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue. Air cargo related revenue contributed $24,240,000 and $24,026,000 respectively for the nine-month periods ended December 31, 1998 and 1997.

     In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed
$3,695,000 and $3,322,000 to the Company's revenues for the nine-month periods ended December 31, 1998 and 1997, respectively.

     In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global is operated as a subsidiary of MAS. Global's revenue contributed $9,691,000 to the Company's revenues for the nine-month period ended December 31, 1998 and $7,921,000 for the aproximately four-month period from date of acquisition through December 31, 1997.

Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line. The Company is currently attempting to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. The Company expended exceptional effort in the second and third quarter of 1998 to design and produce prototype equipment to expand its current product line. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Consolidated revenue increased $2,517,000 (7.1%) to $37,891,000 and decreased $3,998,000 (24.3%) to $12,465,000, respectively, for the nine and three-month periods ended December 31, 1998 compared to their equivalent 1997 periods. The nine-month increase was primarily due to a $1,770,000 (22.3%) increase in Global's revenue due to a full nine months of operations for the nine-month period ended December 31, 1998 compared to four months of operations for the similar period ended December 31, 1997. The three-month decrease was principally due to a $3,371,000 (52.9%) decrease in Global's revenue due to reduced demand attributed to above normal winter temperatures, increased price competition (which resulted in both reduced sales and higher than normal product sales discounts) and the introduction of lower cost units to diversify the product line. Decreases in air cargo maintenance billings further reduced current period revenue by $402,000 (4.0%) and $652,000 (17.9%), respectively, for the nine and three-month periods ended December 31, 1998.

     Operating expenses increased $3,900,000 (11.9%) to $36,821,000 for the nine-month period ended December 31, 1998 and decreased $2,724,000 (18.1%) to $12,319,000 for the three-month period ended December 31, 1998 compared to their equivalent 1997 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations increased $265,000 (2.7%), primarily as a result of increases in pilot and flight personnel and costs associated with pilot travel; maintenance and brokerage expense increased $571,000 (4.7%), primarily as a result of increases associated with contract services, and cost of parts and labor related to the expansion of MAS's repair shop; ground equipment increased $2,194,000 (36.3%), as a result of nine months of operation in the current 1998 period compared to four months of activity during the prior 1997 period; depreciation and amortization increased $154,000 (40.1%) as a result of increased depreciation related to the above Global acquisition; general and administrative expense increased $905,000 (20.9%) primarily as a result of increases associated with the above mentioned nine full months of expanded Global operations, the expansion of MAS's repair shop operations and increases in employee benefit and professional fees; facility start-up and merger expense decreased $189,000 in 1998 compared to the previous nine-month period due to the expensing of start-up and merger related cost in 1997.

     Operating expenses decreased $2,724,000 (18.1%) for the three-month period ended December 31, 1998 compared to its similar 1997 period. The decrease primarily resulted from the following changes in operating costs: Cost of flight operations decreased $96,000 (2.8%) primarily due to an insurance refund partly offset by higher travel related costs; ground equipment decreased $2,122,000 (43.6%) due to decreased cost of sales related to lower sales of aircraft deicers; general and administrative expense decreased $554,000 (26.2%) primarily due to a current period adjustment to reclassify $244,000 from office to maintenance salaries and insurance refunds of $261,000.

     The $122,000 decrease in non-operating expense for the nine months ended December 31, 1998 compared to December 31, 1997 was principally due to a $418,000 accrual in the first quarter of 1997, to fulfill contractual benefits related to the death of the Company's Chairman and CEO, offset by a $226,000 increase in interest expense in the 1998 nine-month period. The $114,000 increase in non-operating expense for the comparative three-month periods ended December 31, 1998 and 1997 was primarily due to $101,000 in interest expense incurred in the 1998 period.

     Pretax earnings decreased $1,261,000 and $1,387,000 for the nine and three-month periods ended December 31, 1998, respectively compared to their respective December 31, 1997 periods. The nine-month decrease was principally due to a $596,000 current period net loss at Global compared to $1,244,000 net income in 1997, offset in part by the above 1997 death benefit provision. The third quarter decrease was again principally due to a $1,514,000 decrease in Global's profitability.

     The provision for income taxes decreased $417,000 and $511,000 for the nine and three-month periods ended December 31, 1998, respectively compared to their respective 1997 periods due to changes in taxable income offset in part by higher effective tax rates.

Liquidity and Capital Resources

     As of December 31, 1998 the Company's working capital amounted to $7,339,000, a decrease of $227,000 compared to March 31, 1998. The net decrease primarily resulted from a decrease in profitable operations and increased financing required to fund the operations of Global and expansion of MAS.

     On July 17, 1998, the Company increased its unsecured line of credit from $5,000,000 to $7,000,000. The line, which matures August 31, 1999, is expected to be renewed before its expiration date. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate (5.06% at December 31, 1998) plus 137 basis points.

     Under the terms of the line of credit the Company must maintain certain financial ratios and may not encumber certain real or personal property. At December 31, 1998 the Company was in compliance with the debt covenants. As of December 31, 1998, the Company was in a net borrowing position against its line of credit in the amount of $3,371,000, a $2,455,000 increase over the March 31, 1998 loan balance, principally to fund the expanded operations of Global. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

     The respective nine-month periods ended December 31, 1998 and 1997 resulted in the following changes in cash flow: operating activities used $1,783,000 and $1,009,000, investing activities used $293,000 and $1,500,000 and financing activities provided $1,928,000 and $1,232,000. Net cash decreased $147,000 and $1,277,000 for the respective nine-month periods ended December 31, 1998 and 1997.

     Cash used in operating activities was $774,000 more for the nine-months ended December 31, 1998 compared to the similar 1997 period, principally due to increases in inventory, a decrease in profitable operations, decreases in accounts, accrued and taxes payable and a 1997 $418,000 provision related to the death of the Company's former Chairman and CEO partially offset by a reduction in accounts receivable.

     Cash used in investing activities for the nine-months ended
December 31, 1998 was approximately $1,208,000 less than the comparable period in 1997, principally due to the 1997 Global business acquisition and a current period decrease in purchase of marketable securities.

     Cash provided by financing activities for the nine-months ended December 31, 1998 was approximately $696,000 more than the comparable 1997 period, principally due to an increase in borrowings under the line of credit in 1998, partially offset by an increase in cash dividend and repurchase of common stock.

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

Impact of Inflation

     The Company believes that due to the current low levels of inflation the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations, or on its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.


Year 2000 Issue

     The Company has initiated a comprehensive review of its operations and computer systems to identify the extent to which it could be affected by the "year 2000 issue", which is the result of computer programs written using two digits rather than four to define the applicable year. The Company has broken down its review to assess its information technology systems (IT Systems), the aspects of its operations that rely on devices that may contain embedded microchips (Non-IT Systems) and its relationships and reliance on vendors, suppliers, customers and others with whom the Company deals whose operations may be affected by the year 2000 issue. This review was conducted by the Company's Year 2000 committee, authorized to assess the Company's risks and develop a comprehensive plan to address the year 2000 issue.

State of Readiness

     IT Systems. As a result of such review, as of the date of this Quarterly Report on Form 10-Q, the Company believes it has catalogued
all IT Systems utilized directly by the Company.   The Company has
revised certain customized IT Systems to enable such systems to work properly following the year 2000 and is in the process of confirming oral verification that recently acquired IT Systems from third-party vendors are "year 2000 compliant". Management currently believes three significant IT Systems, which are used in the operations area of the Company, have not been confirmed as being "year 2000 compliant". Management has decided to utilize external resources to upgrade these software systems to become year 2000 compliant. Management believes that such systems can be upgraded by June 30, 1999. Management believes that adequate replacement systems that are year 2000 compliant are commercially available and can be properly installed and operating before the year 2000 in the event that such upgrades cannot be timely completed.

     Non-IT Systems. The Company utilizes a number of devices that include embedded microchips that may be affected by the year 2000 issue, including aircraft operated under lease agreements with its major customer. The Company anticipates completing the testing and replacing of any noncompliant devices by June 30, 1999. Under its agreements with its major customer the cost of replacing such components in aircraft leased by the Company from its customer would be passed on to the customer.

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

     The Company is actively encouraging year 2000 compliance on the part of third parties and is developing contingency plans in the event of their year 2000 non-compliance by June 30, 1999. The Company has contacted, in writing, each material vendor and supplier, requesting completion of a questionnaire to assess such third party's year 2000 compliance. Failure to respond to these questionnaires will result in further mail or phone correspondence and contingency plan development including, if necessary, vendor/product replacement.

     The Company has met with its major air cargo customer on numerous occasions to discuss year 2000 readiness. In addition, the Company has reviewed public filings of its major customer to assess the customer's state of year 2000 compliance. Such discussions and filings indicate plans by such customer to be 100% internal systems year 2000 compliance, including operating subsidiaries, by November 1, 1999. However, such customer's operations rely on many third parties, including governmental agencies, airports and air traffic control systems described below.

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

     The Company has provided this customer with an anticipated time schedule for completion of its year 2000 compliance program, which the Company believes fits within the customer's planned schedule. In addition, the bulk of the Company's aircraft fleet is leased from such customer and is dedicated for use in flying routes designated by the customer. Accordingly, the Company cannot currently develop meaningful contingency plans for its air cargo operations in the event that year 2000 issues interrupt the operations of the Company's major air cargo customer to the extent that such customer does not require the Company's services.

Costs

     The Company currently anticipates that costs of its year 2000 compliance program will likely be in the range of $150,000, assuming that planned revisions to the remaining IT Systems which are not yet year 2000 compliant can be successfully completed. If such revisions cannot be successfully completed, the cost of replacement systems would add materially to that estimate. As of December 31, 1998, the Company had incurred approximately $70,000 in year 2000 compliance costs. The foregoing costs do not include the allocation of internal employee time since the Company does not track such internal costs.

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

10.5 Form of options to purchase the following amounts of Common Stock issued by the Company (adjusted for one-for-five reverse stocks split effective May 16, 1994) to the following executive officers during the following fiscal years ended March 31:*
                                          Number of Shares
          Executive Officer          1993       1992        1991

               J. Hugh Bingham           30,000      30,000     40,000
               John J. Gioffre           20,000      20,000     25,000
               William H. Simpson        40,000      40,000     60,000
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

10.9 Employment Agreement dated January 1, 1996 between Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and J. Hugh Bingham, incorporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10k for the fiscal year end March 31, 1996.*

10.10 Employment Agreement dated September 30, 1997 between Mountain Aircraft Services, LLC and J. Leonard Martin, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report Form 10-Q for the quarter ended December 31, 1997.*

10.11     Omibus Securities Award Plan, incorporated by reference to Exhibit
          10.11 to the Company's Quarterly Report Form 10-Q for the quarter quarter ended June 30, 1998.*

10.12 Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC incorp-orate by reference to Exhibit 10.12 of the Company's Quarterly Report on 10Q for the period ended September 30, 1998.

10.13 Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation.

21.1      List of subsidiaries of the Company, incorporated by reference to
          Exhibit 21.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

27.1      Financial Data Schedule (For SEC use only)

 * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

          (b)   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the third quarter of fiscal
1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date: February 10, 1999        ___________________________
                          Walter Clark, Chief Executive Officer

Date: February 10, 1999        ___________________________
                          John J. Gioffre, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date: February 10, 1999              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date: February 10, 1999             /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer

                    AIR TRANSPORTATION HOLDING COMPANY, INC.
                                  EXHIBIT INDEX


EXHIBIT                                                                PAGE

10.13     Amendment, dated February 1, 1999, to Aircraft Dry Lease
          and Service Agreement dated February 2, 1994 between
          Mountain Air Cargo, Inc. and Federal Express Corporation.     20


27.1      Financial Data Schedule (For SEC use only)