Form 10-K
period 1999-03-31
AIR TRANSPORTATION HOLDING CO INC
filed 1999-06-28
CIK 353184

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________
                               Form 10-K
                           _________________
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended March 31, 1999
                                  OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from _______________ to _____________

                    commission file number 0-11720

                      AIR TRANSPORTATION HOLDING
                             COMPANY, INC.
        (Exact name of registrant as specified in its charter)

               Delaware                           52-1206400
(State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

        3524 Airport Road
      Maiden, North Carolina                           28650
(Address of principal executive offices)            (Zip Code)

                            (704) 377-2109
          (Registrant's telephone number, including area code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value  $.25 per share
                           (Title of Class)
                          __________________
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No ___
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of voting stock held by non-affiliates of the registrant as of May 1, 1999, computed by reference to the average of the closing bid and asked prices for such stock on such date, was $3,256,733. As of the same date, 2,764,653 shares of Common Stock were outstanding.

                                 PART I

Item 1.   Business.

      Air Transportation Holding Company, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates in three industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. ("MAC") and CSA Air, Inc. ("CSA"), aviation related parts brokerage and overhaul services through its wholly owned subsidiary, Mountain Aircraft Services, LLC ("MAS"), and aviation ground support equipment products through its wholly owned subsidiary, Global Ground Support, LLC ("Global"). For the fiscal year ended March 31, 1999 the Company's air cargo services through MAC and CSA accounted for approximately 64.1% of the Company's consolidated revenues, aviation related parts brokerage and overhaul services through MAS accounted for 10.2% of consolidated revenues and aircraft deice and other equipment products through Global accounted for 25.7% of consolidated revenues. The Company's air cargo services are provided primarily to one customer -- Federal Express Corporation ("Federal Express"). Revenues from contracts with Federal Express accounted for approximately 63.1% of the Company's consolidated revenues for the year ended March 31, 1999. Certain financial data with respect to the Company's overnight air cargo, aviation services deice equipment segments are set forth in Note 14 of Notes to Consolidated Financial Statements included under Part II,
Item 8 of this report.  Such data are incorporated herein by reference.

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

     In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment, and the acquisition was completed that month. Global is located in Olathe, Kansas and manufactures, sells and services aircraft deicers sold to domestic and international passenger and cargo airlines, as well as to airports. During the fiscal year ended March 31, 1999, the Company diversified Global's product line to include additional model aircraft deicers and scissor-lift ground support equipment. Global is organized as a limited liability company, of which the Company and MAS are members (99% of the profits and losses are allocated to MAS and 1% to the Company).

     The organization of MAS and Global reflects the Company's strategy to diversify its operations within the aviation industry to reduce its dependence on the air cargo service segment.

Overnight Air Cargo Services.

      MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States and Canada, and in Puerto Rico and the U.S. Virgin Islands. MAC and CSA's revenues are derived principally pursuant to "dry-lease" service contracts. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry-lease service contracts accounted for 95.8% of MAC and CSA's revenues (61.5% of the Company's consolidated revenues).

      For the fiscal year ended March 31, 1999, MAC and CSA provided air delivery service primarily to Federal Express. As of March 31, 1999, MAC and CSA operated an aggregate of 96 aircraft under agreements with Federal Express. Separate agreements cover the three types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under "wet-lease" arrangements with Federal Express which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA. As of March 31, 1999, MAC and CSA were flying approximately 75 routes pursuant to their agreements with Federal Express.

      Agreements with Federal Express are renewable annually and may be terminated by Federal Express any time upon 15 to 30 days' notice. The Company believes that the short term and other provisions of its agreements with Federal Express are standard within the air freight contract delivery service industry. Loss of Federal Express as a customer would have a material adverse effect on MAC, CSA and the Company.

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

      MAC and CSA, together, operated or held for sale the following aircraft as of March 31, 1999:

                                        Form of      Number of
      Type of Aircraft     Model Year  Ownership     Aircraft

      Cessna Caravan, 208A and 208B
        (single turbo prop)1985-1996     dry lease     73

      Fokker F-27 (twin turbo prop)      1968-1981dry lease 21

      Short Brothers SD3-30
        (twin turbo prop)    1981        owned          2

      Total                                            96

Of the 96 aircraft fleet, 94 aircraft (the Cessna Caravan and Fokker F-27 aircraft) are owned by Federal Express. Under the dry-lease service contracts, certain maintenance expense, including cost of parts inventory, and maintenance performed by personnel not employed by the Company, is passed directly to the customer, and the expense of daily, routine maintenance and aircraft service checks is charged to the customer on an hourly basis. Accordingly, the Company does not anticipate maintenance expense, such as engine overhauls, to be material to the Company's operating results.

     All FAA Part 135 aircraft, including Cessna Caravan models 208A and 208B, and Short Brothers SD3-30 aircraft are maintained on FAA approved inspection programs. The inspection intervals range from 100 to 200 hours. The engines are produced by Pratt & Whitney, and overhaul periods  are  based  on  FAA approved schedules.  The  current  overhaul period on the Cessna aircraft is 6,500 hours. The Short Brothers manufactured aircraft are maintained on an "on condition" maintenance program (i.e., maintenance is performed when performance deviates from certain specifications) with engine inspections at each phase inspection and in-shop maintenance at predetermined intervals.

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

     The Company's air cargo operations are not materially seasonal.

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

     In addition, MAS sells aircraft parts, of which approximately 5% of the amount sold in the fiscal year ended March 31, 1999 were used in connection with maintenance performed by MAS. Sales of parts by MAS do not include any parts purchased for maintenance of aircraft operated by MAC or CSA.

      MAS's inventory of parts held for sale was approximately $1.8 million at March 31, 1999 and included parts for use in primarily 15 types of commercial and military aircraft, all of which are generally in current use. MAS maintains its own inventory controls and documentation, sets stocking levels and determines the conditions for surplus parts disposal.

      MAS's customers include the commercial air cargo and passenger aviation industries and manufacturers of commercial and military aircraft and contract maintenance companies serving the commercial and military aviation industry. MAS generally does not provide parts or services under contracts directly with the U.S. government. For the fiscal year ended March 31, 1999, MAS provided services or parts to over 150 customers, with no single customer accounting for more than 5% of the Company's revenues for the year.

     MAS's operations are not materially seasonal.

     Aircraft Deice and Other Equipment Products.

      In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment to further diversify the Company's customer base and business mix within the aviation industry. Global manufactures, sells, services and supports aircraft devices on a worldwide basis. During the fiscal year ended March 31, 1999, the Company diversified Global's product line to include additional model aircraft deicers and scissor-lift ground support equipment. Global's primary customers are passenger and cargo airlines, as well as airports located in the United States and in international markets. Global's operations are located in Olathe, Kansas.

      In the manufacture of its ground service equipment, Global assembles components acquired from third party suppliers. Components are readily available from a number of different suppliers. The primary components are the chassis (which is similar to the chassis of a medium to heavy truck) and heating equipment.

      Global manufactures four basic models of deicing equipment: a 3,200 gallon capacity model, a 2,100 gallon capacity model, a 1,200 gallon capacity model and a 700 gallon capacity model. Each model can be customized as requested by the customer, including the addition of fire suppressant equipment, modifications for open or enclosed cab design, a recently patented forced-air deicing nozzle to substantially reduce glycol usage and color and style of the exterior finish. Global also manufactures three basic models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft.

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

      Global's business has historically been highly seasonal, with the bulk of deicing equipment being purchased by customers in the late summer and fall in preparation for winter months. Accordingly, the bulk of Global's revenues have occurred during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters. The Company plans to reduce Global's seasonal fluctuation in revenues by the recent introduction of ground support equipment to broaden its product line.

Backlog.

     The Company's backlog consists of "firm" orders supported by customer purchase orders with fixed delivery dates for deicing equipment sold by Global and for parts and equipment sold by MAS. At March 31, 1999, the Company's backlog of orders was $3.1 million, of which $1.0 million was attributable to Global and approximately $2.1 million was attributable to MAS, all of which the Company expects to be filled in the current fiscal year.

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

       The   Company  maintains  cargo  liability  insurance,   workers'
compensation insurance and fire and extended coverage insurance, for leased as well as owned facilities and equipment.

Employees.

      At May 1, 1999, the Company and its subsidiaries had 449 full-time and full-time-equivalent employees, of which 8 are employed by the
Company, 307 are employed by MAC, 65 are employed by CSA, 30 are employed by MAS and 39 are employed by Global. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

Item 2.   Properties.

      The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by J. Hugh Bingham, William H. Simpson and John J. Gioffre, officers and directors of the Company and the estate of David Clark. The facility consists of approximately 65 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 10,300 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The lease for this facility was renewed in May 1996, and is currently scheduled to expire on May 31, 2001, and may be renewed for an additional five-year period. In connection with the renewal, the monthly rental payment for this facility increased to $8,073.

      The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased under an annually renewable agreement with a monthly rental payment, as of March 31, 1999, of approximately $1,500.

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

      Global leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased under a three-year lease agreement which expires in August 2001. The monthly rental payment, as of March 31, 1999, was $35,903.

      As  of March 31, 1999, the Company leased hangar space at 35 other
locations  for  aircraft  storage.   Such  hangar  space  is  leased  at
prevailing market terms.

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


                                 PART II

Item 5.   Registrant's Common Equity and Related Stockholder Matters.

      The Company's common stock is publicly traded in the over-the-counter market under the NASDAQ symbol "AIRT."

     As of May 1, 1999, the number of holders of record of the Company's Common Stock was approximately 390. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 1997 through March 1999 is as follows:

                                         Common Stock
           Quarter Ended                   High    Low

           June 30, 1997                  $5 1/2  $3 1/8
           September 30, 1997              4 7/8  4 1/8
           December 31, 1997               5 1/2  4
           March 31, 1998                  15     4 3/8

           June 30, 1998                   14     9 1/2
           September 30, 1998              11     5 7/8
           December 31, 1998               7      4 1/2
           March 31, 1999                  6 1/4  2 1/4


     The Company's Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. The current year's $.08 per share cash dividend will be paid on June 9, 1999 to stockholders of record on May 14, 1999.


Item 6.   Selected Financial Data



(In thousands except per share data)

                                            Year Ended March 31,
                             1999      1998      1997      1996    1995

Operating Revenues         $52,120   $51,001   $34,979   $35,432  $32,813

Net earnings               $   523   $ 1,706   $ 1,323   $ 1,612  $ 1,598

Earnings per share-Basic   $  0.19   $  0.64   $  0.51   $  0.58  $  0.56

Earnings per share-Diluted $  0.19   $  0.61   $  0.47   $  0.53  $  0.48

Total assets               $20,852   $18,289   $11,118   $10,220  $10,161

Long-term obligations,
including current portion  $ 1,364   $ 1,144   $   222   $    10  $    14

Stockholders' equity       $ 9,636   $ 9,712   $ 8,254   $ 7,414  $ 7,130

Average common shares
  outstanding-Basic          2,698     2,660     2,619     2,771    2,868

Average common shares
  outstanding-Diluted        2,794     2,788     2,794     3,021    3,295

Dividend declared per
  common share (1)(2)(3)   $  0.14   $  0.10    $   -    $  0.15  $  0.06

Dividend paid per
  common share (1)(2)(3)   $  0.14   $  0.10    $ 0.08   $  0.07  $  0.06
_____________________________

(1) On February 1, 1996, the Company declared a cash dividend of $.08 per common share that was paid on April 22, 1996.

(2) On May 14, 1998, the Company declared a cash dividend of $.14 per common share payable on June 12, 1998 to stockholders of record on May 19,1998.

(3) On April 30, 1999, the Company declared a cash dividend of $.08 per common share payable on June 9, 1999 to stockholders of record on May 14, 1999.


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

      Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 94 aircraft at March 31, 1999) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at March 31, 1999) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

      Agreements are renewable annually and may be terminated by the Customer at any time upon 15 to 30 days notice. The Company believes that the short term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. The Company is not contractually precluded from providing such services to other firms, and has done so in the past. Loss of its contracts with the Customer would have a material adverse effect on the Company.

      In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed approximately $5,291,000 and $4,626,000 to the Company's revenues in fiscal 1999 and 1998, respectively.

      In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global is operated as a subsidiary of MAS. Global's revenue contributed approximately $13,396,000 and $12,763,000 to the Company's revenues in fiscal 1999 and 1998, respectively.

      The following table summarizes the changes and trends in the Company's expenses as a percentage of revenue:

                                          Fiscal Year Ended March 31,
                                         1999         1998        1997

Operating revenue (in thousands)        $52,120     $51,001     $34,979
Expense as a percentage of revenue:

   Flight operations                     27.20%      27.29%      36.89%
   Maintenance and brokerage             33.87       33.17       44.62
   Ground equipment                      22.03       20.89         -
   General and administrative            13.84       11.19       12.10
   Depreciation and amortization          1.25        1.12        1.63
   Facility start-up/merger expenses       -          0.37        0.99
Total costs and expenses                98.19%      94.03%      96.23%


Seasonality

      Global's  business  has  historically been  highly  seasonal.   In
general, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line.
The   Company  is  currently  attempting  to  reduce  Global's  seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. The Company expended exceptional effort in the second, third and fourth quarters of fiscal 1999 to design and produce prototype equipment to expand its current product line to include three basic models of scissor-lift equipment for catering, cabin service and maintenance service of
aircraft.   In addition, in June 1999, the Company was awarded  a  four-
year contract to supply deicing equipment to the United States Air Force for a total amount of approximately $25 million. Although the first shipments under this contract will not commence until the quarter ended December 31, 1999, the Company anticipates that revenue from this contract will lessen Global's seasonal fluctuation in earnings. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Fiscal 1999 vs. 1998

     Consolidated revenue increased $1,094,000 (2.1%) to $52,120,000 for the fiscal year ended March 31, 1999 compared to the prior fiscal year. The increase in 1999 revenue primarily resulted from increases in revenue from MAS and the impact of a full year of revenue from Global in fiscal 1999. However, Global's revenue for the full fiscal year ended March 31, 1999 was only approximately 5.0% greater than revenue for the seven months of operations of Global included in the prior fiscal year.

      Operating expenses increased $3,219,000 (6.7%) to $51,173,000 for fiscal 1999 compared to fiscal 1998. The increase in operating expenses consisted of the following changes: cost of flight operations increased $256,000 (1.8%) as a result of increases in pilot and flight personnel and costs associated with pilot travel; maintenance and brokerage expenses increased $739,000 (4.4%) primarily as a result of increases associated with cost of parts and labor related to the expansion of MAS's repair facility offset in part by lower outside maintenance costs; ground equipment costs increased $830,000 (7.8%), as a result of twelve months of Global operation in fiscal 1999 versus seven months of operation in fiscal 1998; depreciation and amortization increased $80,000 (14.0%) as a result of a full year of depreciation related to Global's acquired assets and additional depreciable assets acquired during fiscal 1999; the general and administrative expense increase of $1,503,000 (26.3%) is primarily the result of costs associated with the Company's full twelve month fiscal 1999 operation of Global, the expansion of MAS's repair shop operations and increases in professional fees and staff expense.

      On a segment basis, the most significant impact on the Company's operating results comparing the fiscal year ended March 31, 1999 to the prior period resulted from the ground equipment operation at Global. In the fiscal year ended March 31, 1999, Global had an operating loss of $497,629 compared to operating income in the prior period of $1,070,636. Several factors contributed to this change in Global's operating results. First, Global's revenue for the full fiscal year ended March 31, 1999 was only 5.0% greater than revenue for the seven months of operations included in the prior fiscal year. The Company believes that fiscal 1999 revenue reflects both the effect of significantly reduced demand for aircraft deicer equipment due to above-normal winter temperatures and significant price competition that resulted in above-normal sales discounts. The Company anticipates that the four-year contract recently awarded to Global to supply the United States Air Force with deicing equipment for a total of $25 million will reduce the sensitivity of Global's operating results to seasonal weather conditions. Because management expects shipments under that contract will not commence until the quarter ending December 31, 1999, the full impact of the contract will not occur until the year ending March 31, 2001. Second, during fiscal 1999, Global incurred significant expense developing new products to diversify its product line. In fiscal 1999, Global designed three basic models of scissor-lift equipment for catering, cabin service and maintenance service of aircraft, as well as lower priced aircraft deicer models. Operating income for the Company's overnight air cargo operations was $2,881,800 in the fiscal year ended March 31, 1999, down 8.2% from $3,140,747 in the prior fiscal year. Aviation services provided by MAS had an operating loss of $79,329 in the fiscal year ended March 31, 1999 compared to an operating loss of $138,663 the prior year.

      Non-operating expense decreased a net $139,000 (77.7%) due to a fiscal 1998 $418,000 provision to fulfill contractual benefits related to the death of the Company's Chairman partially offset by increased current year interest expense related to the use of the Company's line of credit for the operation of Global and MAS.


      Provision for income taxes decreased $802,000 (67.6%) due to decreased taxable income offset in part by a higher effective tax rate. The provision for income taxes for the fiscal years ended March 31, 1999 and 1998 were different from the Federal statutory rates due to state tax provisions.

     Fiscal 1998 vs. 1997

      Consolidated revenue increased $15,922,000 (45.4%) to $51,026,000 for the fiscal year ended March 31, 1998 compared to the prior fiscal year. The increase in 1998 revenue primarily resulted from the
$12,763,000 increase in revenue associated with the August 1997 acquisition of Global as well as increases in maintenance service, engine overhaul and parts revenue.

     Operating expenses increased $14,492,000 (43.3%) to $47,955,000 for fiscal 1998 compared to fiscal 1997. The increase in operating expenses consisted of the following changes: cost of flight operations increased $1,018,000 (7.9%) as a result of additional costs associated with flight crews, fuel and airport fees; maintenance expense increased $1,309,000 (8.4%) primarily as a result of increases in parts purchases and mechanic staffing; ground equipment increased $10,652,000, as a result of the August 1997 Global acquisition; depreciation and amortization increased $198,000 (53.2%) as a result of additional depreciable assets purchased in the acquisition of Global, offset by depreciation related to the sale of aircraft in fiscal 1997; the general and administrative expense increase of $1,475,000 (34.8%) is a result of $950,000 in G&A costs associated with the Company's operation of Global and increased insurance, employee benefits, staffing, salary and wage rates.

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

Liquidity and Capital Resources

      As of March 31, 1999 the Company's working capital amounted to $6,974,000, a decrease of $592,000 compared to March 31, 1998. The net decrease primarily resulted from cash required for the operation of Global and decreased profitability.

      The  Company's  unsecured line of credit provides  credit  in  the aggregate of up to $7,000,000 and matures in August 1999. Amounts advanced under the line of credit bear interest at the 30 day "LIBOR" rate plus 137 basis points. The Company anticipates that it will renew the line of credit before its scheduled expiration.

      Under the terms of the line of credit the Company may not encumber certain real or personal property. As of March 31, 1999, the Company was in a net borrowing position against its credit line of $3,894,000. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

      The respective years ended March 31, 1999, 1998 and 1997 resulted in the following changes in cash flow: operating activities used $1,528,000 and $759,000 in 1999 and 1998, and provided $1,262,000 in
1997.   Investing activities used $936,000, $2,093,000 and  $397,000  in
1999, 1998 and 1997 and financing activities provided $2,533,000 and $668,000 in 1999 and 1998, and used $701,000 in 1997. Net cash increased $69,000 and $164,000 for 1999 and 1997, respectively and decreased $2,184,000 1998.


      Cash used in operating activities was $769,000 more for the year ended March 31, 1999 compared to 1998 principally due to a decrease in profitable operations and decreases in the changes in accounts payable, accrued expenses, accounts receivable and inventories. Cash used in investing activities for the year ended March 31, 1999 was approximately $1,157,000 less than 1998, principally due to expenditures related to the acquisition of Global, and a decrease in purchase of marketable securities. Cash provided by financing activities was $1,865,000 more in 1999 compared to 1998 principally due to an increase in borrowings under the line of credit.

     During the fiscal year ended March 31, 1999 the Company repurchased 23,000 shares of its common stock at a total cost of $149,500. Pursuant to its previously announced stock repurchase program, $255,000 remains available for repurchase of common stock.

       There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.14 per share cash dividend in June 1998 and declared an $.08 per share cash dividend on April 30, 1999, payable on June 9, 1999 to shareholders of record dated May 14, 1999.

Recent Accounting Pronouncements

      In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued. SFAS 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years. The Company adopted SFAS 130 in the year ended March 31, 1999.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) was issued in June 1997. SFAS 131 is effective for the Company in the fiscal year ended March 31, 1999. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments.

     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: air cargo, aviation services and aviation ground equipment.

     The accounting policies for all reportable segments are the same as those described in the other portions of Footnote 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income.

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivatives and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company is currently evaluating the impact of SFAS No. 133 on financial position and results of operations.

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


Recent IRS Audit

      During the fiscal year ended March 31, 1999, the Internal Revenue Service (IRS) concluded an examination of the Company's fiscal years 1997, 1996 and 1995 tax returns. The outcome of the IRS audit did not have a material impact on the Company's financial condition or results of operations.

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

     State of Readiness

     IT Systems. As a result of such review, as of the date of this Annual Report on Form 10-K, the Company believes it has catalogued all IT Systems utilized directly by the Company. The Company has revised, and is testing, certain customized IT Systems to enable such systems to work properly following the year 2000 and has verified that recently acquired IT Systems from third-party vendors are "year 2000 compliant". Management utilized external resources to upgrade internal software systems to become year 2000 compliant. Management believes that such systems will be completely tested by June 30, 1999.

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

     Material Third Parties. The Company is making concerted efforts to understand the year 2000 compliance readiness of third parties (including, among others, domestic and international government agencies and air traffic control systems material to the Company's operations, vendors, suppliers and major customers) whose year 2000 non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

     The Company has actively encouraged year 2000 compliance on the part of third parties and has developed contingency plans in the event of their year 2000 non-compliance by June 30, 1999. The Company has contacted, in writing and by telephone, each "mission critical" vendor and supplier, requesting completion of a questionnaire to assess such third party's year 2000 compliance. The Company's vendors and suppliers are under no contractual obligation to provide such information to the Company. Although the Company has received written or verbal assurances of compliance by June 30, 1999, year 2000 issue disruptions experienced by "mission critical" vendors could adversely affect the Company's operations.

     The Company has met with its major air cargo customer on numerous occasions to discuss year 2000 readiness. In addition, the Company has reviewed public filings of its major customer to assess the customer's state of year 2000 compliance. Such discussions and filings indicate plans by such customer to be 100% internal systems year 2000 compliant, including operating subsidiaries, by November 1, 1999. However, such customer's operations rely on many third parties, including governmental agencies, airports and air traffic control systems described below.

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


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

     The Company has provided this customer with an anticipated time schedule for completion of its year 2000 compliance program, which the Company has verified fits within the customer's planned schedule. In addition, the bulk of the Company's aircraft fleet is leased from such customer and is dedicated for use in flying routes designated by the customer.

     Costs

     The Company estimates the cost incurred to date for year 2000 compliance is approximately $120,000. No future cost are expected to be incurred. The foregoing costs do not include the allocation of internal employee time since the Company does not track such internal costs.

     Contingency Plans

     The Company has developed contingency plans for year 2000 non-compliance, some of which are discussed above. Due to the Company's dependence upon, and its current uncertainty with, the year 2000 compliance of certain government agencies, third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of year 2000 compliance by third parties, business interruptions, litigation and other liabilities related to year 2000 issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its internal year 2000 compliance efforts to reduce significantly the Company's level of uncertainty about the impact of year 2000 issues affecting both its IT Systems and non-IT Systems.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


     The Company does not hold or issue derivative financial instruments for trading or other purposes. The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the year-end balance of the line of credit, annual interest expense would have increased by approximately $39,000.


Item 8.   Financial Statements and Supplementary Data.


                      INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Air Transportation Holding Company, Inc.
Denver, North Carolina


We have audited the accompanying consolidated balance sheets of Air Transportation Holding Company, Inc. and subsidiaries (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Air Transportation Holding Company, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.





 /s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Charlotte, North Carolina

May 28, 1999


        AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS

                                                  Year Ended March 31,

                                              1999         1998        1997

Operating Revenues (Note 9):
  Cargo                                 $ 19,546,633  $18,999,331  $18,521,298
  Maintenance                             13,603,365   14,226,260   12,966,027
  Ground equipment                        13,395,761   12,763,091         -
  Aircraft services and other              5,574,258    5,011,840    3,491,958
                                          52,120,017   51,000,522   34,979,283


Operating Expenses:
  Flight operations                       14,176,484   13,920,520   12,902,342
  Maintenance and brokering               17,653,906   16,915,164   15,606,161
  Ground equipment                        11,481,881   10,652,102         -
  General and administrative               7,212,251    5,709,003    4,234,113
  Depreciation and amortization              648,929      569,329      371,615
  Start-up/merger expense (Note 2)              -         188,520      347,960
                                          51,173,451   47,954,638   33,462,191

Operating Income                             946,566    3,045,884    1,517,092


  Non-operating Expense (Income):
  Interest                                   330,821       22,382          566
  Deferred retirement expense (Note 11)       24,996      438,833         -
  Investment income                         (196,624)    (281,857)    (336,222)
  Cash value of life insurance              (121,929)     (25,118)    (123,989)
  Loss (gain) on asset sale                    2,828         -        (182,359)
                                              40,092      154,240     (642,004)

Earnings Before Income Taxes                 906,474    2,891,644    2,159,096

Income Taxes (Note 10)                       383,770    1,185,574      835,892

Net Earnings                            $    522,704  $ 1,706,070  $ 1,323,204



Net Earnings Per Share (Note 12):
   Basic                                $       0.19  $      0.64  $      0.51
   Diluted                              $       0.19  $      0.61  $      0.47

Average Shares Outstanding:
   Basic                                   2,697,509    2,659,765    2,618,599
   Diluted                                 2,793,954    2,787,875    2,793,891

See notes to consolidated financial statements.


        AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                       Year Ended March 31,

                                                       1999             1998
ASSETS

 Current Assets:
   Cash and cash equivalents                     $    263,362     $    193,918
   Marketable securities (Note 3)                   2,086,259        2,556,257
   Accounts receivable, Less allowance for
     Doubtful accounts of $123,180 in 1999 and
     $104,000 in 1998                               7,008,987        6,673,101
   Inventories (Note 4)                             6,925,545        5,325,613
   Deferred tax asset (Note 10)                       424,980          272,980
   Prepaid expenses and other                         174,450           33,922
    Total Current Assets                           16,883,583       15,055,791

PROPERTY AND EQUIPMENT (Note 1)

 Furniture, fixtures and improvements               4,845,932        3,765,745
 Flight equipment and rotables inventory            1,010,250          927,523
                                                    5,856,182        4,693,268
   Less accumulated depreciation                   (2,992,556)      (2,429,031)

                                                    2,863,626        2,264,237


 Deferred Tax Asset (Note 10)                         233,625          152,000
 Intangible Pension Asset (Note 11)                   498,119          389,495
 Other Assets                                         372,691          427,880

   Total Assets                                  $ 20,851,644     $ 18,289,403


        AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                      Year Ended March 31,

                                                       1999             1998


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable to bank (Note 6)                 $  3,893,502     $    916,079
   Accounts payable                                  4,267,890        3,975,633
   Accrued expenses (Note 5)                         1,690,036        1,778,664
   Income taxes payable (Note 10)                         -             762,961
   Current portion of long-term obligations             57,853           56,241

     Total Current Liabilities                       9,909,281        7,489,578

 Capital Lease Obligation (less current portion)        23,920           30,904

 Deferred Retirement Obligation (less current
 portion) (Note 11)                                  1,282,545        1,056,795

 Stockholders' Equity (Note 8):
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                      -                 -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,764,653 and
     2,711,653 shares issued and outstanding
     in 1999 and 1998, respectively                    690,491          677,241
   Additional paid in capital                        7,049,157        7,128,907
   Accumulated other comprehensive loss               (154,745)           -
   Retained earnings                                 2,050,995        1,905,978
                                                     9,635,898        9,712,126

  Total Liabilities and Stockholders' Equity      $ 20,851,644     $ 18,289,403

See notes to consolidated financial statements.


        AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Year Ended March 31,


                                                1999           1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                           $    522,704 $  1,706,070 $ 1,323,204
   Adjustments to reconcile net earnings to net
     cash (used in) provided by operations:
     Depreciation and amortization             648,929      569,329     371,615
     Deferred tax provision                   (233,625)     (80,000)    122,858
     Change in retirement obligation           225,750      445,767     221,533
     Loss (gain) on sale of assets               2,828         -       (182,359)
     Charge in lieu of income taxes
        credited to goodwill                      -            -         15,837
     Change in assets and liabilities which
       provided (used) cash:
        Accounts receivable                   (335,886)  (3,359,098)   (177,140)
        Inventories                         (1,599,932)  (2,733,378)   (343,703)
        Prepaid expenses and other            (193,962)    (131,608)   (144,483)
        Accounts payable                       292,257    3,163,849      14,974
        Accrued expenses                       (94,001)    (712,731)   (111,771)
        Income taxes payable                  (762,961)     373,045     151,803
         Total adjustments                  (2,050,603)  (2,464,825)    (60,836)
    Net cash (used in) provided by
        operating activities                (1,527,899)    (758,755)  1,262,368
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition                           -        (715,981)       -
   Capital expenditures                     (1,251,146)  (1,050,626)   (472,019)
   Proceeds from sale of equipment                -            -        415,000
   Purchase of marketable securities          (189,250)  (1,042,995)   (674,194)
   Sale of marketable securities               504,503      716,446     334,305
    Net cash used in investing activities     (935,893)  (2,093,156)   (396,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit, net         2,977,423      916,079       -
   Payment of cash dividend                   (377,687)    (265,144)   (218,435)
   Repurchase of common stock                 (149,500)     (67,254)   (549,468)
   Proceeds from exercise of stock options      83,000       84,250      66,500
    Net cash provided by (used in)
        financing activities                 2,533,236      667,931    (701,403)
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         69,444   (2,183,980)    164,057
CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                   193,918    2,377,898   2,213,841
CASH & CASH EQUIVALENTS AT END OF PERIOD   $   263,362  $   193,918  $2,377,898
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Unrealized loss on available-for-sale
     Securities, net of deferred taxes     $   154,745  $      -     $     -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                              $   349,560  $    20,108  $      572
     Income/Franchise taxes                  1,470,814      840,477     613,396

See notes to consolidated financial statements.



       AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               Common Stock (Note 8)           Accumulated
                                    Additional    Other     Retained
                                      Paid-In    Compre-   Earnings   Total
                  Shares     Amount   Capital    hensive   (Deficit)  Equity
                                                 Income
                                                 (Loss)
Balance,
 March 31, 1996 2,725,433 $ 681,358 $7,299,045 $    -   $  (566,435) $7,413,968
Comprehensive Income:
  Net earnings                                            1,323,204
  Other Comprehensive
    Income:
   Unrealized loss on
    available-for-sale
    securities                                      -
Total Comprehensive Income                                            1,323,204
Repurchase and retirement of
  common stock   (135,000)  (33,750)  (224,001)     -      (291,717)   (549,468)
Exercise of
 stock options     61,000    15,250     51,250      -          -         66,500

Balance,
 March 31, 1997 2,651,433   662,858  7,126,294      -       465,052   8,254,204

Comprehensive Income:
  Net earnings                                            1,706,070
  Other Comprehensive Income:
   Unrealized loss on
     available-for-sale
     securities                                     -
Total Comprehensive Income                                            1,706,070
Repurchase and retirement of
  common stock    (15,780)   (4,617)   (62,637)     -          -        (67,254)
Exercise of
  stock options    76,000    19,000     65,250      -          -         84,250
Cash dividend ($.10 per
  share)             -         -          -         -      (265,144)   (265,144)

Balance,
 March 31, 1998 2,711,653   677,241  7,128,907      -     1,905,978   9,712,126

Comprehensive Income:
  Net earnings                                              522,704
  Other comprehensive
    loss:
   Unrealized loss on
    available-for-sale
    securities                                  (154,745)
Total Comprehensive Income                                              367,959
Repurchase and retirement of
  common stock    (23,000)   (5,750)  (143,750)     -          -       (149,500)
Exercise of
stock options      76,000    19,000     64,000      -          -         83,000
Cash dividend ($.14 per
  share)             -         -          -         -      (377,687)   (377,687)

Balance,
 March 31, 1999 2,764,653 $ 690,491 $7,049,157 $(154,745)$2,050,995  $9,635,898

See notes to consolidated financial statements.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 1999, 1998, AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principal Business Activity - The Company, through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight, a provider of aircraft parts, engine overhaul management and component repair services and a manufacturer of aircraft ground service equipment.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain Air Cargo, Inc., CSA Air, Inc., Mountain Aircraft Services, LLC

and   Global   Ground   Support,  LLC.   All  significant   intercompany
transactions and balances have been eliminated.

     Concentration of Credit Risks - The Company's potential exposure to concentrations of credit risk consists of trade accounts receivable and investments. Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers' financial condition.

Substantially all of the Company's customers are concentrated in the aviation industry and revenue can be materially affected by current economic conditions and the price of certain supplies such as fuel. The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and aviation parts and repair service which provides service to approximately 150 customers two of which are considered major customers. The loss of a major customer would have a material impact on the Company's results of operations.

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

Property and Equipment - Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments. Rotables inventory represents aircraft parts which are repairable, capitalized and depreciated over their estimated useful lives. Depreciation and amortization are provided on a straight-line basis over the asset's service life or related lease term, as follows:

                 Flight equipment          and intellectual property
                 7 years
                 Other equipment and furniture       3 to 6 years

Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service
has  been  performed.   Revenue from product sales  is  recognized  when
contract terms are completed and title has passed to customers.

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


Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Recent Accounting Pronouncements - In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) was issued. SFAS 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years. Unrealized gains or losses on available-for-sale securities were immaterial in fiscal 1998 and 1997. The Company adopted SFAS 130 in the year ending March 31, 1999.

Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) was also issued in June 1997. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial information about a company's operating segments. The Company adopted SFAS 131 in the fiscal year ending March 31, 1999.

The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infra-structures that offer different products and services. The subsidiaries have been combined into the following reportable segments: air cargo, aviation services, and aviation ground equipment.

The  accounting  policies for all reportable segments are  the  same  as those described in the other portions of Footnote 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income.

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company is currently evaluating the effects of SFAS No. 133 on financial position and results of operations.

Reclassifications - Certain prior year reclassifications have been made to 1998 and 1997 amounts to conform to current year presentation.

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

The following table presents unaudited pro-forma results of operations as if the acquisition had occurred on April 1, 1997. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1998 or of results, which may occur in the future. Furthermore, no effect has been given in the pro-forma information for operating benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits cannot be quantified.

                                           Year Ended March 31,
                                                    1998

                  Operating revenues        $    52,761,000
                  Net earnings                    1,718,000
                  Net earnings per share - diluted      .65


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

3.   MARKETABLE SECURITIES

Marketable securities consists primarily of individual stocks and bonds and mutual funds. The Company has classified marketable securities as available-for-sale and they are carried at fair value. If significant, unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of stockholders' equity, net of the related income taxes, until realized. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price. During 1999 and 1998, the Company recorded realized gains of approximately $155,000 and $19,000, respectively, in the accompanying consolidated statements of earnings.

     At March 31, 1999 and 1998, marketable securities consist of the following investment types:

                                             1999             1998
          Real estate trust         $       245,882    $     350,000
          Mutual funds                    1,313,628        1,398,719
          Equity securities                 430,601          261,366
          Government bonds                     -             433,700
          Corporate bonds                    96,148          112,472

          Total                      $    2,086,259     $  2,556,257

4.   INVENTORIES

Inventories consist of the following:

                                                  March 31,
                                              1999           1998
          Aircraft parts and supplies $ 2,395,333 $ 1,559,225 Aircraft equipment manufacturing:
            Raw materials                  2,111,076       3,197,008
            Work in process                  850,758           5,871
            Finished goods                 1,568,378         563,509

            Total                       $  6,925,545    $  5,325,613


5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                March 31,
                                1999           1998

          Salaries, wages and
               related items            $  1,055,426    $  1,027,028
          Profit sharing                     163,150         466,425
          Other                              471,460         285,211

                                        $  1,690,036    $  1,778,664

6.   FINANCING ARRANGEMENTS

     During fiscal 1999 the Company increased its bank financing line to $7,000,000 under an unsecured revolving line of credit which expires on August 31, 1999. The Company anticipates it will renew the line of credit prior to its scheduled expiration. Amounts advanced bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 1999 was 5.00%. At March 31, 1999 and 1998, the amounts outstanding against the line were $3,893,502 and $916,079, respectively. At March 31, 1999, $5,659,000 was available under the line.

7.   LEASE COMMITMENTS

     The Company has operating lease commitments for office equipment and its office and maintenance facilities. The Company leases its corporate office and certain maintenance facilities from a company controlled by Company officers for $8,073 per month under a five year lease which expires in May 2001.

      In August 1996, the Company relocated certain portions of its maintenance operations to a new maintenance facility located at the Global TransPark in Kinston, N. C. Under the terms of the long-term facility lease, after an 18 month grace period (from date of occupancy), rent will escalate from $2.25 per square foot to $5.90 per square foot, per year, over the 21.5 year life of the lease. However, based on the occurrence of certain events the lease may be canceled by the Company. The Company currently considers the lease to be non- cancelable for four years and has calculated rent expense on a straight-line basis over this portion of the lease term.

     In August 1997 Global, located in Olathe, Kansas, leased approximately 57,000 square feet of manufacturing space for $17,030 per month. The two-year operating lease expires in September 1999. In September 1998, the lease was expanded to 112,500 square feet of manufacturing and office space for $35,903 per month expiring August 2001.

     At March 31, 1999, future minimum annual rental payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:


               2000             $     701,851
               2001                   584,119
               2002                   208,307
               2003                     8,428

     Total minimum lease payments$  1,502,705


     Rent expense for operating leases amounted to approximately $623,000,
$369,000,  and  $236,000  for 1999, 1998 and 1997,  respectively.   Rent
expense to related parties was $96,900, $96,900 and $94,700 for 1999, 1998 and 1997, respectively.

8.   STOCKHOLDERS' EQUITY

     The Company may issue up to 10,000,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and
limitations  as  determined  by the Board of  Directors.   No  preferred
shares have been issued as of March 31, 1999.

     The Company has granted options to purchase shares of common stock to certain Company employees and outside directors at prices ranging from $1.00 to $6.375 per share. All options were granted at exercise prices which approximated the fair market value of the common stock on the date of grant. Options granted in fiscal 1991 and 1992 vested over a five year period and must be exercised within five years of the vesting date while options granted in fiscal 1999 vest over one to three year periods and must be exercised within one to ten years of the vesting date.
Options   outstanding  at  March  31,  1999  have  a  weighted   average
contractual life of 3.8 years. The Company has reserved an aggregate of 199,000 common shares for issuance upon exercise of these stock options. Of the outstanding options at March 31, 1999 the exercise prices per share range from $1.00 to $6.38, and 39,000 shares are currently exercisable.

     The following table summarizes information about stock options at March 31, 1999:

                    Options Outstanding       Options Exercisible

                         Weighted
                         Average       Weighted              Weighted
                         Remaining     Average               Average
   Exercise    Options   Contractual   Exercise  Options     Exercise
    Price    Outstanding Life (Years)   Price   Exercisible    Price
   $ 1.00         8,000      1.4       $ 1.00      8,000      $ 1.00
     1.25        26,000      2.1         1.25     26,000        1.25
     2.75       157,200      4.0         2.75       -            -
     6.38         5,000      9.4         6.38      5,000        6.38

$1.00 to 6.38   196,200      3.8      $  2.57     39,000      $ 1.86


     Option information is summarized as follows:


     Executive Stock Option Plan
                                                      Weighted Average
                                    Shares        Exercise Price Per Share

     Outstanding March 31, 1996    247,000                  $ 1.11
         Exercised                  61,000                    1.09
     Outstanding March 31, 1997    186,000                    1.12
         Exercised                  76,000                    1.11
     Outstanding March 31, 1998    110,000                    1.12
         Granted                   162,200                    2.86
         Exercised                  76,000                    1.09
     Outstanding March 31, 1999    196,200                    2.57

The  fair value of each option granted in 1999 is estimated on the  date
of   grant  using  the  Black-Scholes  option-pricing  model  with   the
assumptions listed below.

          Weighted average fair value per option        $ 1.15
          Assumptions used:
             Weighted average expected volatility          61%
             Weighted average expected dividend yield     2.2%
             Weighted average risk-free interest rate     5.7%
             Weighted average expected life, in years        3

No disclosure of pro-forma net income has been provided since the value of employee stock options vested in fiscal 1999 was immaterial.

The Company has announced its intention to repurchase up to $3,200,000 of the Company's common stock under a share repurchase program. At March 31, 1999 the Company had repurchased a total of 690,780 shares at a total cost of $2,944,862 and may expend up to an additional $255,138 under this program.

9.   REVENUES FROM MAJOR CUSTOMER

     Approximately 63.1%, 64.0% and 89.5% of the Company's revenues were derived from services performed for a major air express company in 1999, 1998 and 1997, respectively.


10.  INCOME TAXES

     The provision for income taxes consists of:

                                          Year Ended March 31,
                                      1999       1998          1997
     Current:
     Federal                   $    582,625 $  1,080,000 $    519,000
     State                           35,000      186,000      178,000
        Total current               617,625    1,266,000      697,000

     Deferred:
     Federal                       (191,280)     (65,500)     113,806
     State                          (42,345)     (14,500)      25,194
        Total deferred             (233,625)     (80,000)     139,000

     Total                     $    384,000 $  1,186,000 $    836,000

     The consolidated income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:
                                      1999        1998          1997

 Income   tax  provision  at
  U.S.   Statutory  rate       $    308,000 $    983,000 $    734,000
 State income taxes                  52,000      159,000      118,000
 Reduction in valuation
   allowance                           -        (133,200)     (37,000)
 Meal and entertainment
   disallowance                      21,000       85,000       90,000
 Other net                            3,000       92,200      (69,000)

 Income tax provision          $    384,000 $  1,186,000 $    836,000

The tax effect of temporary differences that gave rise to the Company's deferred tax asset at March 31, 1999 and 1998 are as follows:

                                     1999     1998
     Book accruals over tax, net:
       Warranty reserve          $   16,787  $     3,420
       Accounts receivable reserve   46,808       47,993
       Accrued insurance             48,471       50,106
       Accrued vacation              63,868       60,590
       Deferred compensation        317,082      287,030
       Other                         73,447     (176,159)
     Fixed assets                    92,142      152,000

     Total                       $  658,605   $  424,980

     The deferred tax asset is classified in the accompanying 1999 and 1998 consolidated balance sheets according to the classification of the related asset and liability.

     The Internal Revenue Service (IRS) has recently completed an audit of the Company's fiscal year 1997, 1996 and 1995 tax returns. The outcome of the IRS audit did not have a material impact on the Company's results of operations.

11.  EMPLOYEE BENEFITS

     The Company has a 401K defined contribution plan (AirT 401(K) Retirement
Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March 31, 1999, 1998 and 1997 was $191,000, $203,000, and $203,000,
respectively.


     The Company, in each of the past three years, has paid a discretionary
profit sharing bonus in which all           employees have participated.
The Company's March 31, 1999, 1998, and 1997 expense was $147,000, $466,000 and $352,000, respectively.

      Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The following table sets forth the funded status of the plan at March 31, 1999 and 1998.

                                                  March 31,
                                                1999        1998

     Vested benefit obligation            $   918,575   $   648,796
     Accumulated benefit obligation           924,835       648,796
     Projected benefit obligation             911,230       648,796
     Plan assets at fair value                   -             -

    Projected  benefit  obligation
      greater  than  plan  assets             911,230       648,796
    Unrecognized   prior  service   cost     (503,083)     (389,495)
    Unrecognized actuarial gain                18,569          -
    Adjustment    required    to
      recognize    minimum    liability       498,119       389,495

    Accrued pension cost recognized in
      the consolidated balance  sheet    $    924,835 $     648,796

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and
accrued   pension  liability  for  its  pension  plan.   The  additional
liability has been offset by an intangible asset to the extent of prior service cost.

The projected benefit obligation was determined using an assumed discount rate of 7%. The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

      Net periodic pension expense for fiscal 1999 and 1998 included the following:

                                                1999           1998

     Future service cost                $      41,965  $      31,317
     Interest cost                             56,867         61,229
     Amortization                              68,021         89,667

     Net periodic pension cost           $    166,853  $     182,213


     The Company's former Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over the next 10 years. As of March 31, 1999 accruals related to the unpaid present value of the benefit amounted to approximately $408,000.

12.  NET EARNINGS PER COMMON SHARE

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares.


     The computation of basic and diluted earnings per common share is as follows:

                                             Year Ended March 31,

                                   1999             1998                1997

     Net earnings       $        522,704    $     1,706,070   $      1,323,204

     Weighted average common shares:
         Shares outstanding
            - basic            2,697,509          2,659,765          2,618,599
         Dilutive stock
            options               96,445            128,110            175,292
         Shares outstanding
            - diluted          2,793,954          2,787,875          2,793,891

     Net earnings per common share:
         Basic                $     0.19         $     0.64         $     0.51
         Diluted              $     0.19         $     0.61         $     0.47


     13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (in thousands except per share data)

                                    FIRST     SECOND      THIRD     FOURTH
                                   QUARTER    QUARTER    QUARTER    QUARTER

     1999
     Operating Revenues        $  12,510    $  12,916   $  12,465   $  14,229
     Operating Income (Loss)         525          446         100        (124)
     Earnings (Loss) Before
       Income Taxes                  511          426          25         (56)
     Net Earnings (Loss)             307          239          16         (39)

     Net Earnings (Loss)
       Per Share -Basic        $    0.11    $    0.09   $    0.01   $   (0.02)
     Net Earnings (Loss)
       Per Share -Diluted           0.11         0.09        0.01       (0.02)

     1998
     Operating Revenues        $   8,159    $  10,752   $  16,463   $  15,652
     Operating Income                465          615       1,373         618
     Earnings Before
       Income Taxes                  124          687       1,412         669
     Net Earnings                     94          419         893         300

     Net Earnings
       Per Share -Basic        $    0.03    $    0.15   $    0.34   $    0.12
     Net Earnings
       Per Share -Diluted           0.03         0.15        0.32        0.11


14.  SEGMENT INFORMATION

The Company operates in three different business segments, overnight air cargo, aviation services, and ground equipment. The ground equipment segment represents operations since its acquisition in August 1997. Segment data is summarized as follows:

                                       Year Ended March 31,
                               1999           1998             1997
   Operating Revenues
    Overnight Air Cargo  $  33,433,473   $  33,609,527   $  31,530,661
    Ground Equipment        13,395,761      12,763,091            -
    Aviation Services        5,290,783       4,626,089       3,448,622
    Corporate                     -             26,933         123,989
    Total                $  52,120,017   $  51,025,640   $  35,103,272


   Operating Income
    Overnight Air Cargo  $   2,881,801   $   3,140,747   $   2,456,249
    Ground Equipment          (497,629)      1,070,636            -
    Aviation Services          (79,329)       (138,663)         52,979
    Corporate (1)           (1,358,277)     (1,001,718)       (868,147)
    Total                $     946,566   $   3,071,002   $   1,641,081


   Identifiable Assets
    Overnight Air Cargo  $  10,231,038   $ 8,950,619     $   7,385,257
    Ground Equipment         2,056,020     1,566,686              -
    Aviation Services          210,882       374,742         1,766,081
    Corporate                8,353,704     7,397,356         1,967,073
    Total                $  20,851,644   $18,289,403     $  11,118,411


   Capital Expenditures, net
    Overnight Air Cargo  $     258,621   $   373,560     $     228,998
    Ground Equipment           623,545       463,556              -
    Aviation Services          195,930       213,510           243,021
    Corporate                  173,050          -                 -
    Total                $   1,251,146   $ 1,050,626     $     472,019


   Depreciation and Amortization
    Overnight Air Cargo  $     203,954   $   248,810     $     178,302
    Ground Equipment           174,415        63,611              -
    Aviation Services          156,856       176,546            72,756
    Corporate                  113,704        80,362           120,557
    Total                $     648,929   $   569,329     $     371,615


   (1) Includes income from inter-segment transactions.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.


                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

     J. Hugh Bingham, age 53, has served as President and Chief Operating Officer of the Company since April 1997, as Senior Vice President of the Company from June 1990 until April 1997, as Executive Vice President from June 1983 to June 1990, and as a director since March 1987. Mr. Bingham also serves as Chief Executive Officer and a director of MAC, as Chief Executive Officer of MAS and as an Executive Vice President and director of CSA.

     Walter Clark, age 42, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

     John J. Gioffre, age 55, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA and as Vice President-Finance, Treasurer and Secretary of MAS.

     J. Leonard Martin, age 62, was elected a director in August 1994 and joined the Company as a Vice President in April 1997. From June 1995 until April 1997, Mr. Martin was an independent aviation consultant. From April 1994 to June 1995, Mr. Martin served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston,
North Carolina. From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

     William H. Simpson, age 51, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MAS.

     Menda J. Street, age 47, has served as Vice President of MAC since 1984, and in various other capacities at MAC since 1979.

     Claude S. Abernethy, Jr., age 72, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of IJL Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor. Mr. Abernethy is also a director of Carolina Mills, Inc. and Ridgeview Incorporated.

     Sam Chesnutt, age 65, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

     Allison  T. Clark, age 43, has served as a director of the  Company
since  May  1997.   Mr.  Clark  is  self-employed  in  the  real  estate
development business since 1987.

     Herman A. Moore, age 69, was elected a director of the Company on June 22, 1998. Mr. Moore is the president of Herman A. Moore & Assoc., Inc., a real estate development company.

     George C. Prill, age 76, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, since November 1992 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

     The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors. Allison Clark and Walter Clark are brothers.

     Each director receives a director's fee of $500 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof. Pursuant to the Company's 1998 Omnibus Securities Award Plan (the "Plan"), upon approval of the Plan by the Company's stockholders, each director who is not an employee of the Company received an option to purchase 1,000 shares of Common Stock at an exercise price of $6.375 per share (the closing bid price per share on the date of stockholder approval of the Plan.) The Plan provides for a similar option award to any director first elected to the board after the date the stockholders approved the Plan. Such options expire ten years after the date they were granted.

     To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1997 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, except that Mr. Moore was late in filing a Form 4 report with respect to his acquisition of shares in February 1999.


Item 11.  Executive Compensation.

     The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company's Chief Executive Officer and to the four other executive officers on March 31, 1999 with total compensation of $100,000 or more.


                       SUMMARY COMPENSATION TABLE





                                   Annual Compensation
    Name and Principal                                  Long-term Compensation
      Position                                                  Awards
                                                         Securities Underlying
                           Year    Salary ($)   Bonus ($)     Options (#)

Walter Clark (1)           1999     132,527      20,900           -
Chief Executive Officer    1998     76,236       10,000           -
                           1997     -            -                -

J. Hugh Bingham            1999     203,774      20,900          9,000
Senior Vice President      1998     184,445      70,721           -
                           1997     148,289      50,222           -

John J. Gioffre            1999     128,297      15,675          9,000
Vice President             1998     127,142      52,641           -
                           1997     121,208      37,667           -

J. Leonard Martin (2)      1999     129,955       4,000          9,000
Vice President             1998     117,751      15,953           -
                           1997     -            -                -
William H. Simpson         1999     204,008      20,900           -
Executive Vice President   1998     195,809      70,721           -
                           1997     186,299      50,222           -


__________________________________________

(1)  Mr. Clark commenced his employment in April 1997.
(2)  Mr. Martin commenced his employment in April 1997.

      The following table sets forth, for each of the executive officers listed in the Summary Compensation Table information with respect to grants of options to purchase Common Stock made by the Company to such executive officers during the fiscal year ended March 31, 1999, as well as a calculation of the potential realizable value based upon assumed annual rates of stock price appreciation of five and ten percent per year.



                    OPTION GRANTS IN LAST FISCAL YEAR

                   Individual  Percent
                   Grants      of Total
                   Number of   Options
                   Securities  Granted  Exercise
                   Underlying     to      or
                   Options (1) Employees Base           Appreciation for Option
Name               Granted (#) in Fiscal Price Expiration       Term (2)
                                  Year  ($/SH)     Date    5%($)        10%($)
Walter Clark            -         -      -       -         -            -

J. Hugh Bingham         9,000     5.73   2.75    3/19/03   5,334        11,487

John J. Gioffre         9,000     5.73   2.75    3/19/03   5,334        11,487

J. Leonard Martin       9,000     5.73   2.75    3/19/03   5,334        11,487

William H. Simpson      -         -      -       -         -             -


_________________

(1)The options were granted pursuant to the Company's 1998 Omnibus Securities Award Plan (the "Plan"). Options become exercisable with respect to one-third of the total number of shares each year beginning on the first anniversary of the date of grant. In addition, upon a "change in control" of the Company, as defined in the Plan, the options become immediately exercisable. The options expire four years after the date of grant. In addition, the options expire immediately upon the termination of employment, other than termination by the Company without cause or as a result of death, permanent disability or retirement after age 55 with the consent of the Company. Options expire three months after termination of employment without cause, one year after death, permanent disability or retirement after age 55 with the consent of the Company.

(2)These amounts, based on the assumed 5% and 10% appreciation rates prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the price of the Common Stock and may not reflect the actual value ultimately realized by recipients of the options.

     The following table sets forth, for each of the executive officers listed in the Summary Compensation Table who exercised options to purchase shares of Common Stock during the most recent fiscal year, the number of shares purchased and the value realized upon exercise, which is determined based on the aggregate fair market value of the shares at the time of the exercise minus the aggregate exercise price. The table also sets forth the number of shares of Common Stock underlying unexercised options at March 31, 1999 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 1999 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($3.625 per share) and the exercise price of the options.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION VALUES


                  Shares            Number of Securities   Value of Unexercised
                 Acquired   Value   Underlying Unxercised  In-the-Money Options
                    On     Realized Options at FY-End (#)      at FY-End ($)
Name             Exercise#    ($)     Exer-    Unexer-      Exer-      Unexer-
                                     cisable    cisable      cisable    cisable
Walter Clark         -        -        -         -             -           -

J. Hugh Bingham     32,000   35,000   6,000     9,000        14,250       7,875

John J. Gioffre     16,000   18,000   4,000     9,000         9,500       7,875

J. Leonard Martin   -        -        -         9,000         -           7,875

William H. Simpson  28,000   30,000   24,000    -            61,000       -



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


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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of May 1, 1999 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


                                                 Amount of
Title of           Name and Address of      Beneficial Ownership   Percent
 Class               Benefcial Owner         as of May 1, 1999     of Class

Common Stock, Walter Clark and Caroline Clark,
par value     Executors(1)                     1,288,716(1)          46.6%
$.25 per      P.O. Box 488
share         Denver, North Carolina 28650


              William H. Simpson                 261,580(2)           9.4%
              P.O. Box 488
              Denver, North Carolina 28650

_____________________________

(1) Includes 1,279,272 shares controlled by such individuals as the executors of the estate of David Clark, 7,222 shares owned by Walter Clark and 2,222 shares owned by Caroline Clark.

(2) Includes 1,200 shares held jointly with J. Hugh Bingham and 24,000 shares under options granted by the Company.


     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and officers of the Company as a group as of May 1, 1999. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.


SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
                                          Shares and Percent of Common
Stock Beneficially Owned as of  May 1, 1999
Name             Position with Company    No. of Shares   Percent
J. Hugh Bingham          President, Chief Operating
                         Officer, Director            119,080(1)(2)      4.3%
Walter Clark             Chairman of the Board of
                         Directors and Chief
                         Executive Officer          1,286,494(3)        46.5%
John J. Gioffre          Vice President-Finance,
                         Secretary and Treasurer,
                         Director                      57,580(4)         2.1%
J. Leonard Martin        Vice President, Director         100(5)          *
William H. Simpson       Executive Vice President,
                         Director                     261,580(1)(6)      9.4%
Claude S. Abernethy, Jr. Director                      23,611(7)          *
Sam Chesnutt             Director                       9,600(7)          *
Allison T. Clark         Director                       3,222(7)          *
Herman A. Moore          Director                      31,000(7)         1.1%
George C. Prill          Director                      46,966(7)         1.7%
All directors and
executive officers
as a group (11 persons)  N/A                        1,853,033(8)        66.1%

__________________________________________

*    Less than one percent.
(1)  Includes 1,200 shares jointly held by Messrs. Simpson and Bingham.
(2)  Includes 6,000 shares under options granted by the Company  to  Mr.
     Bingham.
(3) Includes 1,279,272 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor.
(4) Includes 4,000 shares under options granted by the Company to Mr. Gioffre.
(5) Such 100 shares are held by Mr. Martin's spouse of which shares Mr. Martin disclaims beneficial ownership.
(6)  Includes 24,000 shares under options granted by the Company to  Mr.
     Simpson.
(7)  Includes 1,000 shares under options granted by the Company.
(8) Includes an aggregate of 39,000 shares of Common Stock members of such group have the right to acquire within 60 days.


Item 13.  Certain Relationships and Related Transactions.

     The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by J. Hugh Bingham, William H. Simpson, John J. Gioffre, the estate of David Clark and three unaffiliated third parties. On May 30, 1996, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. The lease may be extended for an additional five-year term, with rental payments to be adjusted to reflect changes in the consumer price index. Upon the renewal, the monthly rental payment was increased from $7,000 to $8,073. The Company paid aggregate rental payments of $96,876 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 1999. The Company believes that the terms of such lease are no less favorable to the Company than would be available from an independent third party.


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following documents are filed as part of this report:

     1.  Financial Statements

     The following financial statements are incorporated herein by reference in Item 8 of Part II of this report:

               (i)  Independent Auditors' Report.
               (ii) Consolidated Balance Sheets as of March 31, 1999 and
                    1998.
               (iii)Consolidated Statements of Earnings for each of
                    the three years in the period ended March 31, 1999.
               (iv) Consolidated Statements of Stockholders' Equity  for
                    each of the three years in the period ended March 31, 1999.
               (v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1999.
               (vi) Notes to Consolidated Financial Statements.

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


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

               10.7 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain
               Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996*

               10.8 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and John J. Gioffre, incorporated by reference to Exhibit 10.9 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996*

               10.9 Employment Agreement dated January 1, 1996 between Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and J. Hugh Bingham, incorporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10k for the fiscal year end March 31, 1996.*

               10.10 Employment Agreement dated September 30, 1997 between Mountain Aircraft Services, LLC and J. Leonard Martin, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report Form 10-Q for the quarter ended December 31, 1997.*

               10.11 Omnibus Securities Award Plan, incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1998.*

               10.12 Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit
               10.12 of the Company's Quarterly Report on 10Q for the period ended September 30, 1998.

               10.13 Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on 10Q for the period ended December 31, 1998.

               21.1 List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998

               27.1 Financial Data Schedules
        __________________

         * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

    b.  Reports on Form 8-K.

          No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 1999.


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


Date:  June 11, 1999


By:        /s/ John J. Gioffre
          John J. Gioffre, Vice President - Finance
          (Principal Financial and Accounting Officer)


Date: June 11, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:        /s/ Claude S. Abernethy
          Claude S. Abernethy, Jr., Director


Date: June 11, 1999



By:        /s/  J. Hugh Bingham
          J. Hugh Bingham, Director


Date: June 11, 1999



By:        /s/  Allison T. Clark
          Allison T. Clark, Director


Date: June 11, 1999



By:        /s/  Walter Clark
          Walter Clark, Director


Date: June 11, 1999




By:        /s/  Sam Chesnutt
          Sam Chesnutt, Director


Date: June 11, 1999



By:        /s/  John J. Gioffre
          John J. Gioffre, Director


Date: June 11, 1999



By:        /s/  J. Leonard Martin
          J. Leonard Martin, Director


Date: June 11, 1999



By:        /s/  Herman A. Moore
          Herman A. Moore, Director


Date: June 11, 1999



By:        /s/ George C. Prill
          George C. Prill, Director


Date: June 11, 1999



By:        /s/  William Simpson
          William Simpson, Director


Date: June 11, 1999


                              EXHIBIT INDEX



Exhibit Number      Document


   27.1 Financial Data Schedules
