Form 10-Q
period 1999-06-30
AIR TRANSPORTATION HOLDING CO INC
filed 1999-08-13
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             June 30, 1999
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

     2,764,653 Common Shares, par value of $.25 per share were outstanding as of August 10, 1999.


This filing contains 17 pages.
The exhibit index is on page 17.

            AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three-month periods ended
     June 30, 1999 and 1998 (Unaudited)                            3

     Consolidated Balance Sheets at
     June 30, 1999 (Unaudited)
     and March 31, 1999                                            4

     Consolidated Statements of Cash
     Flows for the three-month periods
     ended June 30, 1999 and 1998 (Unaudited)                      5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-11

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                 12-17


           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                  Three Months Ended
                                                        June 30,
                                                1999              1998

Operating Revenues:
   Cargo                                   $  4,357,067     $  4,676,739
   Maintenance                                3,475,825        3,348,669
   Ground equipment                             730,620        3,360,023
   Aircraft services and other                2,226,542        1,124,710
                                             10,790,054       12,510,141


Operating Expenses:
   Flight operations                          3,052,317        3,231,848
   Maintenance and brokering                  5,161,249        3,857,126
   Ground equipment                             638,982        2,870,123
   General and administrative                 1,588,775        1,855,104
   Depreciation and amortization                239,357          171,377
                                             10,680,680       11,985,578

Operating Income                                109,374          524,563

Non-operating Expense (Income):
   Interest                                     129,258           50,696
   Deferred retirement expense                    6,249            6,249
   Investment income                            (45,254)         (43,545)
                                                 90,253           13,400

Earnings Before Income Taxes                     19,121          511,163

Income Taxes                                      8,600          204,465

Net Earnings                               $     10,521     $    306,698



Net Earnings Per Share:
   Basic                                   $        -       $       0.11
   Diluted                                 $        -       $       0.11

Average Shares Outstanding:
   Basic                                      2,764,653        2,711,653
   Diluted                                    2,846,476        2,810,875

See notes to consolidated financial statements.

             AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                           June 30, 1999    March 31,1999

ASSETS                                      (Unaudited)
 Current Assets:
   Cash and cash equivalents               $    167,501     $    263,362
   Marketable securities                      1,894,660        2,086,259
   Accounts receivable, net                   4,744,831        7,008,987
   Inventories                                8,717,295        6,925,545
   Deferred tax asset, net                      424,980          424,980
   Prepaid expenses and other                   229,659          174,450
    Total Current Assets                     16,178,926       16,883,583

 Property and Equipment                       5,940,911        5,856,182
   Less accumulated depreciation             (3,225,479)      (2,992,556)
                                              2,715,432        2,863,626

 Deferred Tax Asset                             233,625          233,625
 Intangible Pension Asset                       522,119          498,119
 Other Assets                                   378,691          372,691
   Total Assets                            $ 20,028,793     $ 20,851,644

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable to bank                   $  4,907,511     $  3,893,502
   Accounts payable                           3,384,603        4,267,890
   Accrued expenses                             938,920        1,690,036
   Current portion of long-term obligations      56,315           57,853
     Total Current Liabilities                9,287,349        9,909,281

 Capital Lease Obligation (less current
   portion)                                      23,920           23,920

 Deferred Retirement Obligations (less
   current portion)                           1,336,152        1,282,545

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
   10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,764,653 and
     2,764,653 shares issued                    690,491          690,491
   Additional paid in capital                 7,049,157        7,049,157
   Accumulated other comprehensive loss        (199,514)        (154,745)
   Retained Earnings                          1,841,238        2,050,995
9,381,372        9,635,898

  Total Liabilities & Stockholders' Equity $ 20,028,793     $ 20,851,644

See notes to consolidated financial statements.


           AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                        Three Months Ended
                                                              June 30,
                                                        1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                    $   10,521    $   306,698
   Adjustments to reconcile net earnings to net
     cash used in operations:
     Depreciation and amortization                    239,357        171,377
     Change in retirement obligation                   53,607        (12,225)
     Change in assets and liabilities:
        Accounts receivable                         2,264,156        130,073
        Inventories                                (1,791,750)      (534,456)
        Prepaid expenses and other                    (85,208)           554
        Accounts payable                             (883,286)    (1,071,353)
        Accrued expenses                             (752,655)      (601,890)
        Income taxes payable                             -          (636,787)
         Total adjustments                           (955,779)    (2,554,707)
    Net cash used in
        operating activities                         (945,258)    (2,248,009)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                               (91,164)      (189,024)
   Purchase of marketable securities                 (100,000)       (10,285)
   Proceeds from sale of marketable securities        246,830           -
    Net cash provided by (used in)
       investing activities                            55,666       (199,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit, net                1,014,009      2,767,056
   Payment of cash dividend                          (220,278)      (377,688)

    Net cash provided by
        financing activities                          793,731      2,389,368

NET DECREASE IN CASH
   & CASH EQUIVALENTS                                 (95,861)       (57,950)

CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                          263,362        193,918

CASH & CASH EQUIVALENTS AT END OF PERIOD          $   167,501    $   135,968

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Unrealized loss on available-for-sale Securities  $    44,769           -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                     $    86,813    $    47,856
     Income/Franchise taxes                            31,049        845,885

See notes to consolidated financial statements.

            AIR TRANSPORTATION HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statements of Earnings for the three-month periods ended June 30, 1999 and 1998 and the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 1999 and 1998 have been prepared by Air Transportation Holding Company, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 1999 and March 31, 1999 consolidated balance sheets.

     The Company records a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. At June 30, 1999 and March 31, 1999, the Company had no valuation allowance.

     The income tax provisions for the three-months ended June 30, 1999 and 1998 differ from the federal statutory rate primarily as a result of state income taxes and permanent tax timing differences.

C.  Net Earnings Per Share

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares.

The computation of basic and diluted earnings per common share is as follows:


                                     Three months ended June 30,
                                        1999              1998

Net earnings                       $     10,521      $    306,698

Weighted average common shares:
   Shares outstanding-basic           2,764,653         2,711,653
   Dilutive stock options                81,823            99,222
   Shares outstanding-diluted         2,846,476         2,810,875

Net earnings per common share:
   Basic                           $       -         $       0.11
   Diluted                         $       -         $       0.11

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

     The Company's most significant component of revenue is generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc.
(CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 80 cities, periodically operated in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 94 aircraft at March 31, 1999) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at March 31, 1999) are owned by the Company and periodically operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

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

     In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed approximately $2,213,000 and $1,029,000 to the Company's revenues for the three-months periods ended June 30, 1999 and 1998, respectively.

     In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global, operated as a subsidiary of MAS, contributed approximately $731,000 and $3,360,000 to the Company's revenues for the three-month periods ended June 30, 1999 and 1998, respectively.

     In June 1999, Global was awarded a four-year, $25,000,000, contract to supply deicing equipment to the United States Air Force. The Company was subsequently made aware that a competing bidder had filed a protest opposing the awarding of the contract to Global. As a result of this protest, implementation of the Air Force contract has been delayed until the review is completed. The Company, in conjunction with the Air Force, is vigorously opposing the protest and believes that the contract award to Global will be upheld.

     As a result of the delays created by this protest, revenue originally anticipated to commence during the quarter ending December 31,1999, is currently projected to be delayed until the quarter ending March 31, 2000.

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

Results of Operations

     Consolidated revenue decreased $1,720,000 (13.8%) to $10,790,000 for the three-month period ended June 30, 1999 compared to its equivalent 1998 period. The decrease in revenue primarily resulted from a decrease in operations of Global partially offset by increases in component repair services.

     Operating expenses decreased $1,305,000 (10.9%) to $10,681,000 for the three-month period ended June 30, 1999 compared to its equivalent 1998 period. The decrease in operating expenses consisted of the following: cost of flight operations decreased $180,000 (5.6%) primarily as a result of decreases in costs associated with pilots and pilot travel; maintenance expense increased $1,304,000 (33.8%) primarily as a result of increases associated with cost of parts and labor related to the expansion of MAS's operation; ground equipment decreased $2,231,000 (77.7%), as a result of decreased Global sales; depreciation increased $68,000 (39.7%) primarily as a result of increased depreciation related to the expansion of MAS and Global; general and administrative expense decreased $266,000 (14.4%) primarily as a result of decreased wages and benefits, advertising and staff travel expense.

     The current period's significantly decreased revenue and earnings resulted primarily from the operations of Global. During the quarter ended June 30, 1999 Global's revenue and pre-tax net loss, respectively, decreased and increased $2,629,000 (78.3%) and $407,000 (315.1%) to $731,000 and $537,000 compared to the quarter ended June 30, 1998.

     Global's operating results were severely impacted by significantly lower sales resulting from a combination of factors including low order backlog due to warmer than normal winter temperatures, higher than normal levels of production during the first quarter of fiscal 1999 and price competition, which caused Global to under utilize its production plant capacity. Global also incurred significant expense in the latter part of fiscal 1999 and first quarter of fiscal 2000 to develop new equipment to diversify its product line in order to expand its customer base and reduce seasonality. Global started production of its new line of hydraulically operated scissor-lift equipment for ground service of aircraft during the first quarter of fiscal 2000 and is in the process of finalizing the design of lower priced aircraft deicer models for the 2000-2001 winter season.

     The $77,000 increase in non-operating expense was principally due to an increase in credit line interest in the first quarter of 1999 compared to 1998.

    Pretax earnings decreased $492,000 for the three-month period ended June 30, 1999 compared to 1998, principally due to a $537,000 first quarter 1999 loss at Global and decreased earnings at MAC, partially offset by an increase in CSA and MAS earnings for the three-month period ended June 30, 1999, compared to June 30, 1998.

     The provision for income taxes for the three-month period ended June 30, 1999 decreased $195,000 compared to the 1998 period, primarily due to decreased taxable income.


Liquidity and Capital Resources

     As of June 30, 1999 the Company's working capital amounted to $6,932,000, a decrease of $42,000 compared to March 31, 1999.

 In July 1998, the Company increased its unsecured line of credit to $7,000,000. The line, which matures in August 31, 1999,is expected to be renewed before its scheduled expiration date. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate plus 137 basis points.

     Under the terms of the line of credit the Company may not encumber certain real or personal property. As of June 30, 1999 the Company was in a net borrowing position against its credit line of $4,908,000. Management believes that funds anticipated from operations and the continuation of existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

     The respective three-month periods ended June 30, 1999 and 1998 resulted in the following changes in cash flow: operating activities used $945,000 in 1999 and $2,248,000 in 1998, investing activities provided $56,000 in 1999 and used $199,000 in 1998 and financing activities provided $794,000 in 1999 and $2,389,000 in 1998. Net cash decreased $96,000 and $58,000 during the three months ended June 30, 1999 and 1998, respectively.

     Cash used in operating activities was $1,303,000 lower for the three-months ended June 30, 1999 compared to the similar 1998 period principally due to a significant decrease in accounts receivable, partially offset by an increase in inventory and decreases in accounts payable and accrued expenses.

     Cash provided by investing activities for the three-months ended June 30, 1999 was approximately $255,000 more than the comparable period in 1998, principally due to the sale of marketable securities and a decrease in capital expenditures in 1999.

     Cash provided by financing activities was $1,595,000 less in the 1999 three-month period than in the corresponding 1998 period due to a decrease in borrowings under the line of credit in 1999, partially offset by a decrease in cash dividend.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $.08 per share cash dividend in June 1999.

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

Impact of Inflation


     The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations because increased costs due to the currently low level of inflation could be passed on the its customers, or on its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.

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


State of Readiness

IT Systems. As a result of such review, as of the date of this Quarterly Report on Form 10-Q, the Company believes it has catalogued all IT Systems utilized
directly by the Company.   The Company has revised, and tested, certain
customized IT Systems to enable such systems to work properly following the year 2000 and has verified that recently acquired IT Systems from third-party vendors are "year 2000 compliant". Management utilized external resources to upgrade internal software systems to become year 2000 compliant. Management believes that such systems have been completely tested and are currently compliant.

Non-IT Systems. The Company utilizes a number of devices that include embedded microchips that may be affected by the year 2000 issue, including aircraft operated under lease agreements with its major customer. The Company has completed the testing and replacing of any noncompliant devices. Under its agreements with its major customer the cost of replacing such components in aircraft leased by the Company from its customer was passed on to the customer.

Material Third Parties. The Company has made concerted efforts to understand the year 2000 compliance readiness of third parties (including, among others, domestic and international government agencies and air traffic control systems material to the Company's operations, vendors, suppliers and major customers) whose year 2000 non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

The Company has actively encouraged year 2000 compliance on the part of third parties and has developed contingency plans in the event of their year 2000 non-compliance. The Company has contacted, in writing and by telephone, each "mission critical" vendor and supplier, requesting completion of a questionnaire to assess such third party's year 2000 compliance. The Company's vendors and suppliers are under no contractual obligation to provide such information to the Company. Although the Company has received written or verbal assurances of compliance, year 2000 issue disruptions experienced by "mission critical" vendors could adversely affect the Company's operations.

The Company has met with its major air cargo customer on numerous occasions to discuss year 2000 readiness. In addition, the Company has reviewed public filings of its major customer to assess the customer's state of year 2000 compliance. Such discussions and filings indicate plans by such customer to be 100% internal systems year 2000 compliant, including operating subsidiaries, by September 1, 1999. However, such customer's operations rely on many third parties, including governmental agencies, airports and air traffic control systems described below.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold or issue derivative financial instruments for trading or other purposes. The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the quarter-end balance of the line of credit, annual interest expense would have increased by approximately $49,000.

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

10.9 Employment Agreement dated January 1, 1996 between Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and J. Hugh Bingham, in-corporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10-K for the fiscal year end March 31, 1996.*

10.10 Employment Agreement dated September 30, 1997 between Mountain
      Aircraft Services, LLC and J. Leonard Martin, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report
      Form 10-Q for the quarter ended December 31, 1997.*

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

 b.   Reports on form 8-K

 No Current Reports on Form 8-K were filed in the first quarter of fiscal
2000.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AIR TRANSPORTATION HOLDING COMPANY, INC.
                                     (Registrant)


Date:  August 11, 1999              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  August 11, 1999              /s/ John Gioffre
                          John J. Gioffre, Vice President-Finance