Form 10-Q
period 1999-09-30
AIR T INC
filed 1999-11-15
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           September 30, 1999
        Commission File Number     0-11720

                                    AIRT, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                              52-1206400
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

     2,764,653 Common Shares, par value of $.25 per share were outstanding as of November 5, 1999.


This filing contains 35 pages.
The exhibit index is on page 19.

                           AIRT, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings (Loss)
     for the three and six-month periods ended
     September 30, 1999 and 1998 (Unaudited)                       3

     Consolidated Balance Sheets at
     September 30, 1999 (Unaudited)
     and March 31, 1999                                            4

     Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 1999 and 1998 (Unaudited)                 5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-15

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                 16-18

     Exhibit Index                                                19

     Exhibits                                                  20-35






                                        2

                           AIRT, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)


                                 Three Months Ended        Six Months Ended
                                     September 30,            September 30,
                                 1999         1998          1999        1998
Operating Revenues:
  Cargo                      $ 4,613,910  $ 4,894,720  $ 8,970,977 $ 9,571,459
  Maintenance                  3,458,748    3,413,048    6,934,573   6,761,717
  Ground equipment             3,923,913    3,333,572    4,654,533   6,693,595
  Aircraft services and other  1,909,816    1,274,704    4,136,357   2,399,414
                              13,906,387   12,916,044   24,696,440  25,426,185


Operating Expenses:
  Flight operations            3,508,802    3,507,872    6,561,119   6,739,720
  Maintenance and brokering    5,013,094    4,241,617   10,174,343   8,205,083
  Ground equipment             3,740,064    2,616,757    4,379,046   5,486,880
  General and administrative   2,036,934    1,922,929    3,625,709   3,671,693
  Depreciation and amortization  225,045      180,386      464,402     351,763
                              14,523,939   12,469,561   25,204,619  24,455,139

Operating Income (Loss)         (617,552)     446,483     (508,179)    971,046

Non-operating Expense (Income):
  Interest                       173,073       73,990      302,331     124,686
  Deferred retirement expense      6,505        6,249       12,754      12,498
  Investment income              (45,786)     (59,877)     (91,040)   (103,422)
                                 133,792       20,362      224,045      33,762

Earnings (Loss) Before
  Income Taxes                  (751,344)     426,121     (732,224)    937,284

Income Taxes Expense (Benefit)
  Provision                     (286,600)     186,988     (278,000)    391,453

Net Earnings (Loss)          $  (464,744) $   239,133  $  (454,224)$   545,831


Net Earnings (Loss) Per Share:
   Basic                     $     (0.17) $      0.09  $     (0.16)$      0.20
   Diluted                   $     (0.17) $      0.09  $     (0.16)$      0.19

Average Shares Outstanding:
   Basic                       2,764,653    2,696,320    2,764,653   2,703,986
   Diluted                     2,764,653    2,793,565    2,764,653   2,802,220


See notes to consolidated financial statements.







                                        3

                           AIRT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                         September 30, 1999   March 31,1999
                                             (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents                 $    124,939     $    263,362
   Marketable securities                        1,675,576        2,086,259
   Accounts receivable, net                     6,635,241        7,008,987
   Inventories                                  8,787,169        6,925,545
   Deferred tax asset, net                        424,980          424,980
   Prepaid expenses and other                     203,227          174,450
    Total Current Assets                       17,851,132       16,883,583

 Property and Equipment                         6,091,505        5,856,182
   Less accumulated depreciation               (3,406,765)      (2,992,556)
                                                2,684,740        2,863,626

 Deferred Tax Asset                               233,625          233,625
 Intangible Pension Asset                         546,119          498,119
 Other Assets                                     505,258          372,691
   Total Assets                              $ 21,820,874     $ 20,851,644


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable to bank                     $  5,224,756     $  3,893,502
   Accounts payable                             4,989,068        4,267,890
   Accrued expenses                             1,450,778        1,690,036
   Current portion of long-term obligations        55,241           57,853
     Total Current Liabilities                 11,719,843        9,909,281

 Capital Lease Obligation (less current
   Portion)                                        23,374           23,920

 Deferred Retirement Obligation (less current
   Portion)                                     1,299,652        1,282,545

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,764,653 and
     2,764,653 shares issued                      690,491          690,491
   Additional paid in capital                   7,049,157        7,049,157
   Accumulated other comprehensive loss          (338,134)        (154,745)
   Retained earnings                            1,376,493        2,050,995
                                                8,778,006        9,635,898

  Total Liabilities and Stockholders' Equity $ 21,820,874     $ 20,851,644



See notes to consolidated financial statements.


                                        4

                          AIRT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended
                                                           September 30,
                                                       1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                            $  (454,224)   $   545,831
   Adjustments to reconcile net earnings (loss)
     to net cash used in operations:
     Depreciation and amortization                    464,402        351,763
     Change in retirement obligation                   17,106         35,274
     Change assets and liabilities:
        Accounts receivable                           373,746        128,549
        Inventories                                (1,861,624)    (1,058,137)
        Prepaid expenses and other                   (209,344)         4,460
        Accounts payable                              721,178       (631,789)
        Accrued expenses                             (242,416)        26,102
        Income taxes payable                             -          (762,961)
         Total adjustments                           (736,952)    (1,906,739)
    Net cash used in
      operating activities                         (1,191,176)    (1,360,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                              (285,517)      (385,584)
   Purchase of marketable securities                 (100,000)          -
   Sale of marketable securities                      327,294        458,614

    Net cash (used in) provided by
        investing activities                          (58,223)        73,030

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                     1,331,254      2,099,743
   Payment of cash dividend                          (220,278)      (377,687)
   Repurchase of common stock                            -          (149,500)

    Net cash provided by
        financing activities                        1,110,976      1,572,556

NET (DECREASE) INCREASE IN CASH
   & CASH EQUIVALENTS                                (138,423)       284,678
CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                          263,362        193,918

CASH & CASH EQUIVALENTS AT END OF PERIOD          $   124,939    $   478,596

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Unrealized loss on available-
     for-sale securities                          $   183,389            -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                     $   247,616    $   115,796
     Income/Franchise taxes                            53,402      1,287,130

See notes to consolidated financial statements.

                                        5

                      AIRT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of September 30, 1999, the Consolidated Statements of Earnings (Loss)for the three and six-month periods ended September 30, 1999 and 1998 and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1999 and 1998 have been prepared by AirT, Inc. (formerly Air Transportation Holding Company, Inc.) (the Company) without audit. On August 13, 1999, Air Transportation Holding Company, Inc. stockholder's approved a name change to AIRT, Inc.; AIRT, Inc. common shares will
continue to be traded on NASDAQ under the symbol AIRT.   In the opinion
of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 1999 and March 31, 1999 consolidated balance sheets.

     The Company records a valuation allowance in order to reduce its deferred tax asset to an amount which is more likely than not to be realized. At September 30, 1999 and March 31, 1999, the Company had no valuation allowance.

     The income tax provisions for the six-months ended September 30, 1999 and 1998 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

C.  Net Earnings (Loss) Per Share

     Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares. For the three and six-months ended September 30, 1999, shares issuable under employee stock options were excluded from the diluted loss per share calculation due to an anti-dilutive effect.



                                   6

The computation of basic and diluted earnings (loss) per common share is as follows:

                                Three Months Ended   Six Months Ended
                                    September 30,      September 30,
                                   1999      1998      1999     1998

Net earnings (loss)             $(464,744)$ 239,133 $(454,224)$ 545,831

Weighted average common shares:
  Shares outstanding - basic    2,764,653 2,696,320 2,764,653 2,703,986
  Dilutive stock options             -       97,245      -       98,234
  Shares outstanding - diluted  2,764,653 2,793,565 2,764,653 2,802,220

Net earnings (loss) per common share:
   Basic                        $   (0.17)$    0.09 $   (0.16)$    0.20
   Diluted                      $   (0.17)$    0.09 $   (0.16)$    0.19







































                                   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

     On August 13, 1999, Air Transportation Holding Company, Inc.
stockholder's approved a name change to AIRT, Inc.; AIRT Inc. common shares will continue to be traded on NASDAQ under the symbol AIRT.

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

     Separate agreements cover the four types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, Short Brothers SD3-60, and Short Brothers SD3-30. Cessna Caravan, Fokker F-27 and Shorts SD3-60 aircraft (a total of 94 aircraft at March 31, 1999) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at March 31, 1999) are owned by the Company and periodically operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

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



                                   8

     In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed
$4,072,000 and $2,210,000 to the Company's revenues for the six-month periods ended September 30, 1999 and 1998, respectively.

     In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global, operated as a subsidiary of MAS, contributed approximately $4,655,000 and $6,694,000 for the six-month periods ended September 30, 1999 and 1998, respectively.

     In June 1999, Global was awarded a four-year, $25,000,000 contract to supply deicing equipment to the United States Air Force. The Company was subsequently made aware that a competing bidder had filed a protest opposing the awarding of the contract to Global. In September 1999 the General Accounting Office finalized the denial of the protest and upheld the awarding of the Air Force contract to Global.

     As a result of the delays created by this protest, revenue originally anticipated to commence during the quarter ending December 31, 1999, is currently projected to be delayed until the quarter ending March 31, 2000. Additionally, the protest and its resulting delay caused Global to incur substantial legal fees and additional overhead costs per direct labor hour due to reallocation of fixed production costs to other product lines during the six-month period ended September 30, 1999.

Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line. The Company plans to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues in the first and fourth fiscal quarters. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Consolidated revenue decreased $730,000 (2.9%) to $24,696,000 and increased $990,000 (7.7%) to $13,906,000, respectively, for the six and three-month periods ended September 30, 1999 compared to their equivalent 1998 periods. The six-month current period net decrease in revenue primarily resulted from decreased sales by Global and MAC, partially offset by increased revenue at MAS, while the three-month increase in revenue primarily resulted from increases in Global's sales and component repair services revenue at MAS, partially offset by decreased MAC revenue.



                                   9>/page>

     Operating expenses increased $749,000 (3.1%) to $25,205,000 for the six-month period ended September 30, 1999 and $2,054,000 (16.5%) to $14,524,000 for the three-month period ended September 30, 1999 compared to their equivalent 1998 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations decreased $179,000 (2.7%), primarily as a result of decreases in pilot and flight personnel and costs associated with pilot travel offset by a $88,000 prior period worker's compensation insurance adjustment ; maintenance and brokerage expense increased $1,969,000 (24.0%), primarily as a result of increases associated with personnel and cost of parts and labor related to the expansion of MAS's repair shop, and increased personnel cost and a $72,000 prior period worker's compensation adjustment at MAC; ground equipment decreased $1,108,000 (20.2%), as a result of decreased Global sales partially offset by higher than normal production costs associated with the introduction of new products and the reallocation of unused plant capacity and legal costs related to the Air Force contract protest and resulting delays; depreciation and amortization increased $113,000 (32.0%) as a result of increased depreciation related to the expansion of MAS and Global; general and administrative expense decreased $46,000 (1.3%) primarily as a result of decreased wages and benefits, advertising and staff travel expense associated with changes at Global partially offset by increased legal fees.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations increased a net of $1,000, primarily as a result of the $88,000 prior period worker's compensation premium adjustment offsetting decreased personnel and travel cost; maintenance and brokerage expense increased $771,000 (18.2%), primarily as a result of increases associated with personnel and cost of parts and labor related to the expansion of MAS's repair shop and increased personnel cost and a $72,000 prior period worker's compensation premium adjustment at MAC; ground equipment increased $1,123,000 (42.9%), as a result of increased Global sales and higher than normal production costs associated with the introduction of new products and the reallocation of unused plant capacity and legal costs related to the Air Force contract protest and resulting delays; depreciation and amortization increased $45,000 (24.8%) as a result of increased depreciation related to the expansion of MAS and Global; general and administrative expense increased $114,000 (5.9%) primarily as a result of increased legal fees associated with finalizing Global's Air Force contract.

     Non-operating expense increased $190,000 and $113,000, respectively, for the six and three-month periods ended September 30, 1999 and September 30, 1998. The increases were principally due to increased credit line interest.








                                  10

     Pretax earnings decreased $1,670,000 and $1,177,000, respectively, for the six and three-month periods ended September 30, 1999, compared to their respective September 30, 1998 periods. The six-month decrease was principally due to a $1,216,000 increase in the loss at Global and $686,000 decreased earnings at MAC, partially offset by an increase in CSA and MAS earnings. Global's net loss increased $808,000 for the three-month period ended September 30, 1999 compared to 1998 was partially offset by increased profitability at MAS and CSA. The substantial increase in Global's current period loss was primarily due to lost revenue, reallocation of unused productive capacity and legal cost associated with the protest and delay in finalizing the Air Force contract, higher than normal production, engineering and design cost associated with the introduction of new products and higher levels of interest expense to fund its operations. MAC's decreased earnings are primarily related to decreased wet lease cargo and maintenance revenue, increased operating costs and costs related to prior period worker's compensation premium adjustment.

     The provision for income taxes decreased $669,000 and $474,000 for the six and three-month periods ended September 30, 1999, respectively compared to their respective 1998 periods due to decreased taxable income.


Liquidity and Capital Resources

     As of September 30, 1999 the Company's working capital amounted to $6,131,000, a decrease of $843,000 compared to March 31, 1999.

     In August 1999, the Company renewed its $7,000,000 unsecured line of credit to August 2000. In October 1999, the Company temporarily increased its unsecured line of credit to $7,500,000 for a ninety-day period to end December 31, 1999. The line, which matures August 31, 2000, is expected to be renewed before its expiration date. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate plus 137 basis points.

     Under the terms of the line of credit the Company must maintain certain financial ratios and may not encumber certain real or personal property. At September 30, 1999 the Company was in a net borrowing position against its credit line of $5,225,000. Management believes that funds anticipated from operations and the continuation of existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

     The respective six-month periods ended September 30, 1999 and 1998 resulted in the following changes in cash flow: operating activities used $1,191,000 and $1,361,000, investing activities used $58,000 and provided $73,000 and financing activities provided $1,111,000 and $1,573,000. Net cash decreased $138,000 and increased $285,000 for the respective six-month periods ended September 30, 1999 and 1998.


                                  11

     Cash used in operating activities was $170,000 less for the six-months ended September 30, 1999 compared to the similar 1998 period, principally due to decreased earnings, increases in accounts payable and taxes payable partially offset by decreased earnings and increased inventory.

     Cash used in investing activities for the six-months ended
September 30, 1999 was approximately $131,000 more than the comparable period in 1998, principally due to marketable securities transactions and fewer capital expenditures in 1999.

     Cash provided by financing activities for the six-months ended September 30, 1999 was approximately $462,000 less than the comparable 1998 period, principally due to a decrease in borrowings under the line of credit in 1999, partially offset by a decrease in cash dividend and repurchase of common stock in 1999.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1998, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.08 per share cash dividend in June 1999.


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










                                  12

Year 2000 Issue

     The Company has initiated a comprehensive review of its operations and computer systems to identify the extent to which it could be affected by the "year 2000 issue", which is the result of computer programs written using two digits rather than four to define the applicable year. The Company has broken down its review to assess its information technology systems (IT Systems), the aspects of its operations that rely on devices that may contain embedded microchips (Non-IT Systems) and its relationships and reliance on vendors, suppliers, customers and others with whom the Company deals whose operations may be affected by the year 2000 issue. This review was conducted by the Company's Year 2000 compliance committee, authorized to assess the Company's risks and develop a comprehensive plan to address the year 2000 issue.


State of Readiness

IT Systems. As a result of such review, as of the date of this Quarterly Report on Form 10-Q, the Company has catalogued all IT
Systems utilized directly by the Company.   The Company has revised,
and tested, certain customized IT Systems to enable such systems to work properly following the year 2000 and has verified that recently acquired IT Systems from third-party vendors are "year 2000 compliant". Management utilized external resources to upgrade internal software systems to become year 2000 compliant. Management believes that such systems have been completely tested and are currently compliant.

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










                                  13

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

The Company has met with its major air cargo customer on numerous occasions, to discuss and co-ordinate year 2000 readiness and contingency planning. In addition, the Company has reviewed public filings of its major customer to assess the customer's state of year 2000 compliance. Such discussions and filings indicate plans by such customer to be 100% internal systems year 2000 compliant, including operating subsidiaries, by September 1, 1999 and Non-IT system compliant by November 1, 1999. However, such customer's operations rely on many third parties, including governmental agencies, airports and air traffic control systems described below.

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

The Company has provided this customer with detailed plans and the time schedule for completion of its year 2000 compliance program, which the Company has verified fits within the customer's planned schedule. In addition, the bulk of the Company's aircraft fleet is leased from such customer and is dedicated for use in flying routes designated by the customer.


Costs

The Company estimates the cost incurred to date for year 2000 compliance is approximately $120,000. No material future cost are expected to be incurred. The foregoing costs do not include the allocation of substantial internal employee time since the Company does not track such internal costs.



                                  14

Contingency Plans


The Company has developed contingency plans for year 2000 non-compliance, including the pre-arranging of alternative operating methods and locations, the stockpiling of critical inventory and supplies and implementing back-up systems and procedures, including manual systems to perform mission-critical functions while IT systems can be brought back on line. Contingency plans also call for alternative Company-wide communications systems and complete on site staffing of key executive and management personnel during the transition to January 1, 1999. Due to the Company's dependence upon, and its current uncertainty with, the year 2000 compliance of certain government agencies, third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of year 2000 compliance by third parties, business interruptions, litigation and other liabilities related to year 2000 issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company believes its internal year 2000 compliance efforts and contingency planning have reduced significantly the Company's level of uncertainty about the impact of year 2000 issues affecting both its IT Systems and non-IT Systems.


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





                                  15

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

 4.1 Specimen Common Stock Certificate, incorporated by reference to exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1      Aircraft Dry Lease and Service Agreement dated February 2,
          1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

10.2 Loan Agreement among Bank of America, the Company and its subsidiaries, dated August 31, 1999

10.3 Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994

10.4 Adoption Agreement regarding the Company's Master 401(k) Plan and Trust,incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993*

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



                                       16

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

10.11     Omibus Securities Award Plan, incorporated by reference to Exhibit
          10.11 for the quarter ended June 30, 1999.*

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

 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the first six months of the fiscal year ending March 31, 2000.
                                       17

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AIRT, INC.
                                           (Registrant)


Date:  November 9, 1999              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  November 9, 1999              /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer







































                                       18

                                   AIRT, INC.
                                  EXHIBIT INDEX


EXHIBIT                                                                PAGE

10.2 Loan Agreement among Bank of America, the Company
          and its subsidiaries, dated August 31, 1999.                20-35













































                                       19