Form 10-Q
period 1999-12-31
AIR T INC
filed 2000-02-14
CIK 353184

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           December 31, 1999
        Commission File Number     0-11720

                                    Air T, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                              52-1206400
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

     2,748,153 Common Shares, par value of $.25 per share were outstanding as of February 11, 2000


This filing contains 20 pages.
The exhibit index is on page 18.

                          AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings (Loss)
     for the three and nine-month periods ended
     December 31, 1999 and 1998 (Unaudited)                        3

     Consolidated Balance Sheets at
     December 31, 1999 (Unaudited)
     and March 31, 1999                                            4

     Consolidated Statements of Cash
     Flows for the nine-month periods
     ended December 31, 1999 and 1998 (Unaudited)                  5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-14

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                         14

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                 15-17

     Exhibit Index                                                18

     Exhibits                                                  19-20
















                                        2

                          AIR T, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)


                                  Three Months Ended      Nine Months Ended
                                    December 31,             December 31,
                                  1999         1998         1999        1998


Operating Revenues:
  Cargo                      $ 4,762,519  $ 4,925,340  $13,733,496  $14,496,799
  Maintenance                  2,842,958    2,982,195    9,777,530    9,743,912
  Ground equipment             5,573,038    2,997,077   10,227,571    9,690,672
  Aircraft services and other  2,400,631    1,560,400    6,536,989    3,959,814
                              15,579,146   12,465,012   40,275,586   37,891,197


Operating Expenses:
  Flight operations            3,340,241    3,402,323    9,901,360   10,142,043
  Maintenance and services     4,680,162    4,468,634   14,854,505   12,673,717
  Ground equipment             4,696,544    2,746,920    9,075,590    8,233,800
  General and administrative   1,864,927    1,561,109    5,490,636    5,232,802
 Depreciation & amortization     236,108      186,414      700,510      538,177
                              14,817,982   12,365,400   40,022,601   36,820,539

Operating Income                 761,164       99,612      252,985    1,070,658

Non-operating Expense
      (Income):
  Interest                       165,199      101,124      467,531      225,810
  Deferred retirement expense      6,249        6,249       19,003       18,747
  Loss on asset sale              26,108         -          26,108         -
  Investment income              (38,579)     (32,532)    (129,620)    (135,954)
                                 158,977       74,841      383,022      108,603

Earnings (Loss) Before Income
   Taxes                         602,187       24,771     (130,037)     962,055

Income Taxes Expense
  (Benefit) Provision            228,000        9,137      (50,000)    400,590

Net Earnings (Loss)          $   374,187  $    15,634  $   (80,037) $  561,465


Net Earnings (Loss) Per Share:
   Basic                     $      0.14  $      0.01  $     (0.03) $     0.21
   Diluted                   $      0.13  $      0.01  $     (0.03) $     0.20

Average Shares Outstanding:
   Basic                       2,759,153    2,688,653    2,762,820   2,698,875
   Diluted                     2,831,312    2,783,974    2,762,820   2,795,496


See notes to consolidated financial statements.






                                        3

                          AIR T, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                         December 31, 1999   March 31,1999
                                              (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents                 $     91,221     $    263,362
   Marketable securities                        1,228,484        2,086,259
   Accounts receivable, net                     7,397,059        7,008,987
   Inventories                                  9,939,200        6,925,545
   Deferred tax asset, net                        424,980          424,980
   Prepaid expenses and other                     307,100          174,450
    Total Current Assets                       19,388,044       16,883,583

 Property and Equipment                         6,250,647        5,856,182
   Less accumulated depreciation               (3,630,873)      (2,992,556)
                                                2,619,774        2,863,626

 Deferred Tax Asset                               233,625          233,625
 Intangible Pension Asset                         570,119          498,119
 Other Assets                                     489,516          372,691
   Total Assets                              $ 23,301,078     $ 20,851,644


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable to bank                     $  5,406,068     $  3,893,502
   Accounts payable                             5,912,409        4,267,890
   Accrued expenses                             1,458,791        1,690,036
   Income taxes payable                           150,444             -
   Current portion of long-term obligations        55,241           57,853
     Total Current Liabilities                 12,982,953        9,909,281

 Capital Lease Obligation (less current
   Portion)                                        31,276           23,920

 Deferred Retirement Obligation (less current
   Portion)                                     1,287,150        1,282,545

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,764,653 and
     2,748,153 shares issued                      686,366          690,491
   Additional paid in capital                   7,000,175        7,049,157
   Accumulated other comprehensive loss          (437,522)        (154,745)
   Retained earnings                            1,750,680        2,050,995
                                                8,999,699        9,635,898

  Total Liabilities and Stockholders' Equity $ 23,301,078     $ 20,851,644



See notes to consolidated financial statements.

                                        4

                          AIR T, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           Nine Months Ended
                                                               December 31,
                                                            1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                 $  (80,037)  $   561,465
   Adjustments to reconcile net (loss) earnings
     to net cash used in operations:
     Depreciation and amortization                        700,510       538,177
     Change in deferred tax asset                             -
(242,625)
     Loss on sale of assets                               (26,108)         -
     Change in retirement obligation                        4,605        52,773
     Change assets and liabilities:
        Accounts receivable                               (388,072)   1,017,203
        Inventories                                     (3,013,654)  (1,572,131)
        Prepaid expenses and other                        (321,476)     (85,021)
        Accounts payable                                 1,644,519     (981,422)
        Accrued expenses                                  (226,500)    (422,067)
        Income taxes payable                               150,444     (648,880)
         Total adjustments                               (1,475,732) (2,343,993)
    Net cash used in
        operating activities                             (1,555,769) (1,782,528)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (430,551)   (553,552)
   Purchase of marketable securities                       (100,000)   (189,250)
   Sale of marketable securities                            674,998     450,283

    Net cash provided by (used in)
        investing activities                                144,447    (292,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit, net                      1,512,566   2,455,222
   Payment of cash dividend                                (220,278)   (377,687)
   Repurchase of common stock                              ( 53,107)   (149,500)

    Net cash provided by
        financing activities                              1,239,181   1,928,035

NET DECREASE IN CASH
   & CASH EQUIVALENTS                                      (172,141)   (147,012)
CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                263,362     193,918

CASH & CASH EQUIVALENTS AT END OF PERIOD               $     91,221 $    46,906

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Unrealized loss on available-for-sale securities     $    282,777        -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                          $    454,618 $   194,586
     Income/Franchise taxes                                  50,746   1,439,144

See notes to consolidated financial statements.

                                        5

                     AIR T, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of December 31, 1999, the Consolidated Statements of Earnings (Loss) for the three and nine-month periods ended December 31, 1999 and 1998 and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1999 and 1998 have been prepared by Air T, Inc. (formerly Air Transportation Holding Company, Inc.) (the Company) without audit. On August 13, 1999, Air Transportation Holding Company, Inc. stockholders approved a name change to Air T, Inc.; Air T, Inc. common shares will
continue to be traded on NASDAQ under the symbol AIRT.   In the opinion
of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1999, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the period ended December 31 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 1999 and March 31, 1999 consolidated balance sheets.

     The income tax provisions for the nine-months ended December 31, 1999 and 1998 differ from the federal statutory rate primarily as a result of state income taxes and timing differences.

C.  Net Earnings (Loss) Per Share

     Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares. For the nine-months ended December 31, 1999, shares issuable under employee stock options were excluded from the diluted loss per share calculation due to their anti-dilutive effect.









                                   6

The computation of basic and diluted earnings (loss) per common share is as follows:

                                Three Months Ended  Nine Months Ended
                                     December 31,       December 31,
                                   1999      1998      1999     1998

Net earnings (loss)             $ 374,187 $  15,634 $ (80,037)$ 561,465

Weighted average common shares:
  Shares outstanding - basic    2,759,153 2,688,653 2,762,820 2,698,875
  Dilutive stock options           72,159    95,321      -       96,621
  Shares outstanding - diluted  2,831,312 2,783,974 2,762,820 2,795,496

Net earnings (loss) per common share:
   Basic                        $    0.14 $    0.01 $   (0.03)$    0.21
   Diluted                      $    0.13 $    0.01 $   (0.03)$    0.20







































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

     Separate agreements cover the four types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, Short Brothers SD3-60, and Short Brothers SD3-30. Cessna Caravan, Fokker F-27 and Shorts SD3-60 aircraft (a total of 95 aircraft at December 31, 1999) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at December 31, 1999) are owned by the Company and periodically operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

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


                                   8

     MAC and CSA's revenue contributed $23,601,000 and $24,481,000 to consolidated revenue for the nine-month periods ended December 31, 1999 and 1998, respectively.

     In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed
$6,429,000 and $3,695,000 to the Company's revenues for the nine-month periods ended December 31, 1999 and 1998, respectively.

     In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aviation ground support equipment on a worldwide basis. Global, operated as a subsidiary of MAS, contributed revenues of approximately $10,228,000 and $9,691,000 for the nine-month periods ended December 31, 1999 and 1998, respectively.

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

     As a result of the delays created by this protest, revenue originally anticipated to commence during the quarter ending December 31, 1999, is currently projected to be delayed until the quarter ending March 31, 2000. Additionally, the protest and its resulting delay caused Global to incur substantial legal fees and additional overhead costs per direct labor hour due to reallocation of fixed production costs to other product lines during the nine-month period ended December 31, 1999.

Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line. The Company's award of the $25,000,000 de-icing equipment contract contributes to management's plans to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues in the first and fourth fiscal quarters. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Consolidated revenue increased $2,384,000 (6.3%) to $40,276,000 and $3,114,000 (25.0%) to $15,579,000, respectively, for the nine and three-month periods ended December 31, 1999 compared to their equivalent 1998 periods. The nine and three-month current periods' net increase in revenue primarily resulted from increased sales by Global and MAS, partially offset by decreased revenue at MAC.
                                   9

     Operating expenses increased $3,202,000 (8.7%) to $40,023,000 for the nine-month period ended December 31, 1999 and $2,453,000 (19.8%) to $14,818,000 for the three-month period ended December 31, 1999 compared to their equivalent 1998 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations decreased $241,000 (2.4%), primarily as a result of decreases in pilot and flight personnel costs and costs associated with pilot travel, offset by a $88,000 MAC retroactive insurance adjustment; maintenance and services expense increased $2,181,000 (17.2%), primarily as a result of increases associated with personnel and cost of parts and labor related to the expansion of MAS's repair shop, and increased personnel cost and a $72,000 prior period insurance adjustment at MAC; ground equipment increased $842,000 (10.2%), as a result of increased Global cost of sales and higher than normal production costs associated with the introduction of new products and unused plant capacity related to the Air Force contract protest and resulting delays; depreciation and amortization increased $162,000 (30.2%) as a result of increased depreciation related to the expansion of MAS and Global; general and administrative expense increased $258,000 (4.9%) primarily as a result of increased wages and benefits, legal fees, rent, and staff travel expense partially offset by decreased accrued profit sharing.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations decreased a net of $62,000 (1.8%), primarily as a result of decreased personnel and travel cost; maintenance and brokerage expense increased $212,000 (4.7%), primarily as a result of increases associated with personnel and cost of parts and labor related to the expansion of MAS's repair shop; ground equipment increased $1,950,000 (71.0%), as a result of increased Global sales and higher than normal production costs associated with the introduction of new products and unused plant capacity related to the Air Force contract protest and resulting delays; depreciation and amortization increased $50,000 (26.7%) as a result of increased depreciation related to the expansion of MAS and Global; general and administrative expense increased $304,000 (19.5%) primarily as a result of increased benefits costs, rent and staffing associated with the expansion of Global and MAS.

     Non-operating expense increased $274,000 and $84,000, respectively, for the nine and three-month periods ended December 31, 1999 and December 31, 1998. The increases were principally due to increased credit line interest associated with higher levels of borrowing.









                                  10

     Pretax earnings decreased $1,092,000 and increased $577,000, respectively, for the nine and three-month periods ended December 31, 1999, compared to their respective December 31, 1998 periods. The nine-month decrease was principally due to a $613,000 increase in the loss at Global and decreased earnings at MAC, partially offset by an increase in MAS earnings. The pretax earnings increase for the three-month period ended December 31, 1999 compared to 1998 was primarily due to a $607,000 decrease in the loss at Global, increased profitability at MAS, partially offset by decreased earnings at MAC. The substantial increase in Global's nine-month current period loss was primarily due to lost revenue, unused productive capacity and legal cost associated with the protest and delay in finalizing the Air Force contract, higher than normal production, engineering and design cost associated with the introduction of new products and higher levels of interest expense to fund its operations. Global was able to return to profitability during the third quarter due to increased sales and the substantial completion of development costs incurred during the current period's first and second quarter. MAC's decreased earnings are primarily related to retroactive insurance adjustments, decreased wet lease cargo and maintenance revenue and increased operating costs.

     The provision for income taxes decreased $451,000 and increased $219,000, respectively, for the nine and three-month periods ended December 31, 1999 compared to their respective 1998 periods due to decreased taxable income in the nine-month period and increased taxable income in the current three-month period ended December 31, 1999.


Liquidity and Capital Resources

     As of December 31, 1999 the Company's working capital amounted to $6,405,000, a decrease of $569,000 compared to March 31, 1999.

     In August 1999, the Company renewed its $7,000,000 unsecured line of credit to August 2000. In December 1999, the Company temporarily increased its unsecured line of credit to $7,500,000 for a ninety-day period to end March 31, 2000. The line, which matures August 31, 2000, is expected to be renewed before its expiration date. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate plus 137 basis points.

     Under the terms of the line of credit the Company must maintain certain financial ratios and may not encumber certain real or personal property. At December 31, 1999 the Company was in a net borrowing position against its credit line of $5,388,000. Management believes that funds anticipated from operations and the continuation of existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.





                                  11

     The respective nine-month periods ended December 31, 1999 and 1998 resulted in the following changes in cash flow: operating activities used $1,556,000 and $1,783,000, investing activities provided $144,000 and used $293,000 and financing activities provided $1,239,000 and $1,928,000. Net cash decreased $172,000 and $147,000 for the respective nine-month periods ended December 31, 1999 and 1998.

     Cash used in operating activities was $227,000 less for the nine-months ended December 31, 1999 compared to the similar 1998 period, principally due to decreased earnings and increased inventory and accounts receivable partially offset by increases in accounts payable and taxes payable.

     Cash used in investing activities for the nine-months ended December 31, 1999 was approximately $437,000 less than the comparable period in 1998, principally due to lower capital expenditures and higher net proceeds from marketable securities transactions in 1999.

     Cash provided by financing activities for the nine-months ended December 31, 1999 was approximately $689,000 less than the comparable 1998 period, principally due to decreases in borrowings under the line of credit, cash dividend and repurchase of common stock in 1999.

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





                                  12

Year 2000 Issue - Overview and Results to Current Period

     In 1998 the Company initiated a comprehensive review of its operations and computer systems to identify the extent to which it could be affected by the "year 2000 issue", which is the result of computer programs written using two digits rather than four to define the applicable year. The Company broke down its review to assess its information technology systems (IT Systems), the aspects of its operations that rely on devices that may contain embedded microchips (Non-IT Systems) and its relationships and reliance on vendors, suppliers, customers and others with whom the Company deals whose operations may be affected by the year 2000 issue. As detailed below, this review was conducted and completed by the end of the Company's current period second quarter by the Company's Year 2000 compliance committee, authorized to assess the Company's risks and develop a comprehensive plan to address the year 2000 issue.


State of Readiness

IT Systems.  As a result of such review the Company catalogued all IT
Systems utilized directly by the Company.   The Company revised, and
tested, certain customized IT Systems to enable such systems to work properly following the year 2000 and verified that recently acquired IT Systems from third-party vendors are "year 2000 compliant".

Non-IT Systems. The Company utilizes a number of devices that include embedded microchips that may be affected by the year 2000 issue, including aircraft operated under lease agreements with its major customer. The Company completed the testing and replacing of any noncompliant devices.

Material Third Parties. The Company made concerted efforts to understand the year 2000 compliance readiness of third parties (including, among others, domestic and international government agencies and air traffic control systems material to the Company's operations, vendors, suppliers and major customers) whose year 2000 non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

The Company actively encouraged year 2000 compliance on the part of third parties and developed contingency plans in the event of their year 2000 non-compliance. The Company contacted, in writing and by telephone, each "mission critical" vendor and supplier, requesting completion of a questionnaire to assess such third party's year 2000 compliance. The Company's vendors and suppliers were under no contractual obligation to provide such information to the Company.

The Company met with its major air cargo customer on numerous occasions, to discuss and co-ordinate year 2000 readiness and contingency planning. In addition, the Company reviewed public filings of its major customer to assess the customer's state of year 2000 compliance.


                                  13

     In conjunction with the Company's major air cargo customer and industry trade associations, the Company was involved in an industry-wide effort to understand the year 2000 compliance status of airports, air traffic systems, and other U.S. and international government agencies that may have affected the Company's air cargo operations.

     The Company provided this customer with detailed plans and the time schedule for completion of its year 2000 compliance program, which the Company verified fits within the customer's planned schedule. In addition, the bulk of the Company's aircraft fleet is leased from such customer and is dedicated for use in flying routes designated by the customer.


Costs

The Company estimates the cost incurred for year 2000 compliance is approximately $90,000. No material future costs are expected to be incurred.


Contingency Plans


The Company developed contingency plans for year 2000 non-compliance, including the pre-arranging of alternative operating methods and locations, the stockpiling of critical inventory and supplies and implementing back-up systems and procedures, including manual systems to perform mission-critical functions while IT systems can be brought back on line. Contingency plans also called for alternative Company-wide communications systems and complete on-site staffing of key executive and management personnel during the transition through to January 3, 2000.

Results of Year 2000 Compliance Effort

The Company did not experience any disruptions to its business or the services it provides customers as a result of any Year 2000 issues. Additionally, the Company has not been notified by any customers of any Year 2000 related problems related to products or services provided by the Company. Although the Company has not yet experienced or been made aware of any Year 2000 problems to date, there can be no assurance that there will not be any Year 2000 related issues in the future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold or issue derivative financial instruments for trading or other purposes. The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the quarter-end balance of the line of credit, annual interest expense would have increased by approximately $54,000.

                                  14

                          PART II -- OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

No.                      Description

 3.1  Certificate of Incorporation, as amended, incorporated by reference to
      Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

 3.2  Amendment to Certificate of Incorporation dated August 11, 1999

 3.3  By-laws of the Company, incorporated by reference to
      Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

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

10.2 Loan Agreement among Bank of America, the Company and its subsidiaries, dated August 31, 1999, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

10.3  Aircraft Wet Lease Agreement dated April 1, 1994 between
      Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994

10.4 Adoption Agreement regarding the Company's Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company's Annual
      Report on Form 10-K for the fiscal year ended March 31, 1993*

10.5 Form of options to purchase the following amounts of Common Stock issued by the Company to the following executive officers during the following fiscal years ended March 31:*
                                 Number of Shares
          Executive Officer       1993       1992
          J. Hugh Bingham        30,000     30,000
          John J. Gioffre        20,000     20,000
          William H. Simpson     40,000     40,000

       incorporated by reference to Exhibit 10.8 of the Company's
       Annual Report on Form 10-K for the fiscal year ended March 31, 1993
                                       15

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

10.11 Omibus Securities Award Plan, incorporated by reference to Exhibit 10.11 for the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*

10.12 Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1998.

10.13 Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit
       10.13 of the Company's Quarterly Report on Form 10Q for the quarter ended December 31, 1998.

21.1   List of subsidiaries of the Company, incorporated by reference to Exhibit
       21.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

27.1   Financial Data Schedule (For SEC use only
______________________
 * Management compensatory plan or arrangement required to be filed as an exhibit to this report.
 b.   Reports on Form 8-K

   No Current Reports on Form 8-K were filed in the first nine months of the fiscal year ending March 31, 2000.
                                       16

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Air T, Inc.
                                           (Registrant)


Date:  February 11, 2000               /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  February 11, 2000             /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer







































                                       17

                                   AIR T, INC.
                                  EXHIBIT INDEX


EXHIBIT                                                                PAGE

 3.2      Amendment to Certificate of Incorporation
          dated August 11, 1999.                                      19-20
















































                                       18