Form 10-K
period 2000-03-31
AIR T INC
filed 2000-06-28
CIK 353184

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                            _________________
                                Form 10-K
                            _________________
(Mark One)
   x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended March 31, 2000
                                   OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from _______________ to _____________

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

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Common Stock, par value  $.25 per share
                            (Title of Class)
                           __________________
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   x                 No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 8, 2000, computed by reference to the average of the closing bid and asked prices for such stock on such date, was $3,036,320. As of the same date, 2,746,153 shares of Common Stock were outstanding.

                                 PART I

Item 1.   Business.

      Air T, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates in three industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. ("MAC") and CSA Air, Inc. ("CSA"), aviation related parts brokerage and overhaul services through its wholly owned subsidiary, Mountain Aircraft
Services, LLC ("MAS"), and aviation ground support equipment products through its wholly owned subsidiary, Global Ground Support, LLC ("Global"). For the fiscal year ended March 31, 2000 the Company's air cargo services through MAC and CSA accounted for approximately 55.5% of the Company's consolidated revenues, aviation related parts brokerage and overhaul services through MAS accounted for 15.6% of consolidated revenues and aircraft deice and other equipment products through Global accounted for 28.9% of consolidated revenues. The Company's air cargo services are provided primarily to one customer -- Federal Express Corporation ("Federal Express"). Revenues from contracts with Federal Express accounted for approximately 55.5% of the Company's consolidated revenues for the year ended March 31, 2000. Certain financial data with respect to the Company's overnight air cargo, aviation services and ground support equipment segments are set forth in Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. Such data are incorporated herein by reference.

      The principal place of business of the Company and MAC is Maiden, North Carolina, the principal places of business of CSA, MAS and Global are, respectively, Iron Mountain, Michigan, Kinston, North Carolina and Olathe, Kansas.

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

     In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment, and the acquisition was completed that month. Global is located in Olathe, Kansas and manufactures, sells and services aircraft ground support equipment sold to domestic and international passenger and cargo airlines, as well as to airports. During the fiscal year ended March 31, 2000, the Company diversified Global's product line to include additional model aircraft deicers and scissor-lift ground support equipment. Global is organized as a limited liability company, of which the Company and MAS are members (99% of the profits and losses are allocated to MAS and 1% to the Company).

     The organization of MAS and Global reflects the Company's strategy to diversify its operations within the aviation industry to reduce its dependence on the air cargo service segment.

Overnight Air Cargo Services.

      MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States and Canada, and in Puerto Rico and the U.S. Virgin Islands. MAC and CSA's revenues are derived principally pursuant to "dry-lease" service contracts. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry-lease service contracts accounted for 100.0% of MAC and CSA's revenues (55.5% of the Company's consolidated revenues).

      For the fiscal year ended March 31, 2000, MAC and CSA provided air delivery service primarily to Federal Express. As of March 31, 2000, MAC and CSA operated an aggregate of 95 aircraft under agreements with Federal Express. Separate agreements cover the three types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under "wet-lease" arrangements with Federal Express which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA.

      Agreements with Federal Express are renewable annually and may  be
terminated by Federal Express any time upon 15 to 30 days' notice.   The

Company believes that the short term and other provisions of its agreements with Federal Express are standard within the air freight contract delivery service industry. Loss of Federal Express as a customer would have a material adverse effect on MAC, CSA and the Company.

     MAC and CSA operate under separate aviation certifications. MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the Federal Aviation Administration (the "FAA"). These certifications permit MAC to operate and maintain aircraft that can carry up to 18,000 pounds of cargo. CSA is certified to operate under
Part 135 of the FAA regulations. This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

      MAC and CSA, together, operated or held for sale the following aircraft as of March 31, 2000:

                                        Form of      Number of
  Type of Aircraft     Model Year      Ownership     Aircraft

Cessna Caravan, 208A
and 208B (single turbo
prop)                  1985-1996       dry lease         73

Fokker F-27 (twin
turbo prop)            1968-1981       dry lease         20

Short Brothers
SD3-30 (twin turbo
prop)                     1981           owned            2

      Total                                              95

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

      In May 2000, MAC completed its FAA certification to commence operation of a Part 145 maintenance facility at its Kinston, N.C. location. MAC's future plans include the ability to perform heavy maintenance for regional/trunk FAA Part 121 certified carriers.

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

Aviation Related Parts Brokerage and Overhaul Services.

      In  October  1993,  the Company organized  MAS  to  diversify  its customer base and business mix. MAS provides aircraft maintenance and parts and other aviation related services to the commercial and military aviation industries. MAS's principal offices and primary overhaul facilities are located at the Global TransPark in Kinston, North Carolina and Miami, Florida.

      Services offered by MAS include engine overhaul management, aircraft maintenance and component repair. Services are provided under standard purchase contracts.

     In addition, MAS sells aircraft parts, of which approximately 5% of the amount sold in the fiscal year ended March 31, 2000 were used in connection with maintenance performed by MAS. Sales of parts by MAS do not include any parts purchased for maintenance of aircraft operated by MAC or CSA.

      MAS's inventory of parts held for sale was approximately $3.7 million at March 31, 2000 and included parts for use in primarily 15 types of commercial and military aircraft, all of which are generally in current use. MAS maintains its own inventory controls and documentation, sets stocking levels and determines the conditions for surplus parts disposal.

      MAS's customers include the commercial air cargo and passenger aviation industries and manufacturers of commercial and military aircraft and contract maintenance companies serving the commercial and military aviation industry. MAS also provides parts or services under contracts directly with the U.S. government. For the fiscal year ended March 31, 2000, MAS provided services or parts to over 75 customers, with five customers accounting for approximately 95% of the Company's revenues for the year.

     MAS's operations are not materially seasonal.

     Aircraft Deice and Other Equipment Products.

      In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment to further diversify the Company's customer base and business mix within the aviation industry. Global manufactures, sells, services and supports aircraft devices on a worldwide basis. During the fiscal year ended March 31, 2000, the Company diversified Global's product line to include additional model aircraft deicers and scissor-lift ground support equipment. Global's primary customers are passenger and cargo airlines, as well as airports located in the United States and in international markets. Global's operations are located in Olathe, Kansas.

      In the manufacture of its ground service equipment, Global assembles components acquired from third party suppliers. Components are readily available from a number of different suppliers. The primary components are the chassis (which is similar to the chassis of a medium to heavy truck) and heating equipment.

     Global manufactures four basic models of deicing equipment: a 3,200 gallon capacity model, a 2,100 gallon capacity model, a 1,200 gallon capacity model and a 700 gallon capacity model. Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, fire suppressant equipment, modifications for open or enclosed cab design, a recently patented forced-air deicing nozzle to substantially reduce glycol usage and color and style of the exterior finish. Global also manufactures three models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft.

      Global competes primarily on the basis of reliability of its products, prompt delivery and price. The market for aviation ground service equipment is highly competitive. Although the Company believes that Global is the second largest supplier of deicing equipment in the United States, the Company believes that FMC Corp. is the dominant competitor in the industry and is several times larger and has more financial resources than Global.

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

Backlog.

     The Company's backlog consists of "firm" orders supported by customer purchase orders with fixed delivery dates for the deicing equipment sold by Global and for parts and equipment sold by MAS. At March 31, 2000, the Company's backlog of orders was $18.2 million, of which $16.4 million was attributable to Global and approximately $1.8 million was attributable to MAS, all of which the Company expects to be filled in the current fiscal year.


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

      The FAA periodically conducts routine reviews of MAC and CSA's operating procedures and flight and maintenance records.

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

Employees.

     At June 7, 2000, the Company and its subsidiaries had 454 full-time and full-time-equivalent employees, of which 8 are employed by the
Company, 276 are employed by MAC, 53 are employed by CSA, 47 are employed by MAS and 70 are employed by Global. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

Item 2.   Properties.

      The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by J. Hugh Bingham, William H. Simpson and John J. Gioffre, officers and directors of the Company, and the estate of David Clark. The facility consists of approximately 65 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 10,300 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The lease for this facility was renewed in May 1996, and is currently scheduled to expire on May 31, 2001, and may be renewed for an additional five-year period. In connection with the renewal, the monthly rental payment for this facility increased to $8,073.

      The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased, from a third party, under an annually renewable agreement with a monthly rental payment, as of March 31, 2000, of approximately $1,500.

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

      MAS operates an engine overhaul management facility in Miami, Florida, leasing, from a third party, approximately 4,700 square feet of shop space. The lease expires in April 2001, and the monthly rental payment is $3,063.

      Global leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased, from a third party, under a three-year lease agreement which expires in August 2001. The monthly rental payment, as of March 31, 2000, was $35,903.

      As of March 31, 2000, the Company leased hangar space from third parties at 35 other locations for aircraft storage. Such hangar space is leased, from third parties, at prevailing market terms.

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

     As of May 1, 2000, the number of holders of record of the Company's Common Stock was approximately 390. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 1998 through March 2000 is as follows:


                                         Common Stock

          Quarter Ended                   High    Low

           June 30, 1998                   14     9 1/2
           September 30, 1998              11     5 7/8
           December 31, 1998               7      4 1/2
           March 31, 1999                  6 1/4  2 1/4

           June 30, 1999                   6 1/2  3
           September 30, 1999              5 1/2  3
           December 31, 1999               4 1/8  2 1/2
           March 31, 2000                  4      3 1/5

     The Company's Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. The $0.10 per share cash dividend, declared on May 18, 2000, was paid on June 13, 2000 to stockholders of record on May 29,2000.


Item 6.   Selected Financial Data


(In thousands except per share data)
                                              Year Ended March31,

                               2000       1999       1998      1997      1996

Operating Revenues          $ 58,846   $ 52,120   $ 51,001  $ 34,979  $ 35,432

Net earnings                $    362   $    523   $  1,706  $  1,323  $  1,612

Earnings per share-Basic    $   0.13   $   0.19   $   0.64  $   0.51  $   0.58

Earnings per share-Diluted  $   0.13   $   0.19   $   0.61  $   0.47  $   0.53

Total assets                $ 23,936   $ 20,852   $ 18,289  $ 11,118  $ 10,220

Long-term obligations, including
  current portion           $  1,486   $  1,364   $  1,144  $    222  $     10

Stockholders' equity        $  9,383   $  9,636   $  9,712  $  8,254  $  7,414

Average common shares
  outstanding-Basic            2,758      2,698      2,660     2,619     2,771

Average common shares
  outstanding-Diluted          2,837      2,794      2,788     2,794     3,021

Dividend declared per common
  share (1)(2)(3)(4)        $   0.08    $  0.14   $   0.10  $   -     $   0.15

Dividend  paid per  common
share(1)(2)(3)(4)           $   0.08    $  0.14   $   0.10  $   0.08  $   0.07
__________________________

(1) On February 1, 1996, the Company declared a cash dividend of $0.08 per common share that was paid on April 22, 1996.

(2) On May 14, 1998, the Company declared a cash dividend of $0.14 per common share payable on June 12, 1998 to stockholders of record on May 19, 1998.

(3) On April 30, 1999, the Company declared a cash dividend of $0.08 per common share payable on June 9,1999 to stockholders of record on May 14, 1999.

(4) On May 18, 2000, the Company declared a cash dividend of $.10 per common share payable on June 13, 2000 to stockholders of record on May 29, 2000.

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

      Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at March 31, 2000) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at March 31, 2000) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

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

      In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed approximately $9,169,000 and $5,291,000 to the Company's revenues in fiscal 2000 and 1999, respectively, and are included in Aircraft
Services and Other in the accompanying consolidated statement of earnings.

      In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis. Global is operated as a subsidiary of MAS. Global's revenue contributed approximately $17,009,000 and $13,396,000 to the Company's revenues in fiscal 2000 and 1999, respectively.

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

      As a result of the delays created by this protest, revenue originally anticipated to commence during the quarter ending December 31, 1999 was delayed until the quarter ending March 31, 2000. Additionally, the protest and its resulting delay caused Global to incur substantial legal fees and additional overhead costs relating to fixed production costs which would have been absorbed by operations but was reallocated to other product lines during the nine-month period ended December 31, 1999 resulting in lower margins in the existing product lines.

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


      The following table summarizes the changes and trends in the Company's expenses as a percentage of revenue:

                                       Fiscal Year Ended March 31,
                                       2000       1999       1998

Operating revenue (in thousands)   $  58,846  $  52,120  $  51,001

Expense as a percentage of revenue:
Flight operations                      23.31%     27.20%     27.29%
Maintenance and brokerage              35.11      33.87      33.17
Ground equipment                       25.58      22.03      20.89
General and administrative             12.78      13.84      11.19
Depreciation and amortization           1.57       1.25       1.12
Facility and start-up/merger expenses    -          -         0.37

Total costs and expenses               98.35%     98.19%     94.03%


Seasonality

      Global's business has historically been highly seasonal. In general, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line. The Company is currently attempting to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. The Company expended exceptional effort in fiscal 1999 and 2000 to design and produce prototype equipment to expand its product line to include additional deicer models and three models of scissor-lift equipment for catering, cabin service and maintenance service of aircraft. These costs were expensed as incurred. As indicated above, in June 1999, the Company was awarded a four-year contract to supply deicing equipment to the United States Air Force for a total amount of approximately $25 million. Although the first shipments under this contract did not commence until the quarter ended March 31, 2000, the Company anticipates that revenue from this contract will contribute to management's plan to reduce Global's seasonal fluctuation in revenues. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Fiscal 2000 vs. 1999

      Consolidated revenue increased $6,726,000 (12.9%) to $58,846,000 for the fiscal year ended March 31, 2000 compared to the prior fiscal year. The increase in 2000 revenue primarily resulted from increases in revenue from MAS of $3,878,000 (73.3%) to $9,169,000 and an increase at Global of $3,614,000 (27.0%) to $17,009,000, partly offset by a $723,000 decrease in air cargo revenue.

      Operating expenses increased $6,698,000 (13.1%) to $57,872,000 for fiscal 2000 compared to fiscal 1999. The net increase in operating expenses consisted of the following changes: cost of flight operations decreased $459,000 (3.2%) as a result of decreases in pilot and flight personnel and costs associated with pilot travel; maintenance and brokerage expenses increased $3,005,000 (17.0%) primarily as a result of increases associated with cost of parts and labor related to the expansion of MAS's repair facility offset in part by lower outside maintenance costs; ground equipment costs increased $3,571,000 (31.1%), as a result of increased sales at Global; depreciation and amortization increased $273,000 (42.1%) as a result additional depreciable assets acquired throughout the Company's operations during fiscal 2000; the general and administrative expense increase of $309,000 (4.3%) is primarily the result of costs associated with the expansion of MAS's repair shop operations and increases in general wages and benefits, professional fees and staff expense.

      On a segment basis, the most significant impacts on the Company's operating results comparing the fiscal year ended March 31, 2000 to the prior period resulted from changes in parent company revenue and expense, the ground equipment operation at Global and the aircraft services operation at MAS. Current year Corporate operating loss increased $622,000 due to the elimination of aircraft rental revenue and increased general and administrative and depreciation expense over the prior year. In the fiscal year ended March 31, 2000, Global had an operating loss of $591,000 compared to a prior period loss of $498,000. March 31, 2000 operating income at MAS of $650,000 compared to an
operating loss of $79,000 in the prior year. Several factors contributed to the changes in Global's and MAS's operating results. Although Global's revenue for the fiscal year ended March 31, 2000 was 27.0% greater than revenue for the prior fiscal year, unused productive capacity and legal cost associated with the protest and delay in finalizing the Air Force contract and higher than normal production, engineering and design cost associated with the introduction of new products caused an increase in Global's current period loss. MAS's current fiscal year revenue increased 73.3% compared to its prior fiscal year. The increase in revenue, and operating income, was primarily due to increased brokerage sales and revenue and income generated by the expansion of aircraft component repair service offered by MAS's 145 repair facility located in Kinston, N.C.
Operating income for the Company's overnight air cargo operations was $2,680,000 in the fiscal year ended March 31, 2000, up 0.5% from $2,666,000 in the prior fiscal year.

      Non-operating expense increased a net $307,000 due to increased current year interest expense related to higher levels of borrowing on the Company's line of credit to fund the expanded operations of Global and MAS.

      Provision for income taxes decreased $118,000 (30.8%) due to decreased taxable income. The provision for income taxes for the fiscal years ended March 31, 2000, 1999 and 1998 were different from the Federal statutory rates due to state tax provisions.


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

      Operating expenses increased $3,219,000 (6.7%) to $51,173,000 for fiscal 1999 compared to fiscal 1998. The net increase in operating expenses consisted of the following changes: cost of flight operations increased $256,000 (1.8%) as a result of increases in pilot and flight personnel and costs associated with pilot travel; maintenance and brokerage expenses increased $739,000 (4.4%) primarily as a result of increases associated with cost of parts and labor related to the expansion of MAS's repair facility offset in part by lower outside maintenance costs; ground equipment costs increased $830,000 (7.8%), as a result of twelve months of Global operation in fiscal 1999 versus seven months of operation in fiscal 1998; depreciation and amortization increased $80,000 (14.0%) as a result of a full year of depreciation related to Global's acquired assets and additional depreciable assets acquired during fiscal 1999; the general and administrative expense increase of $1,503,000 (26.3%) is primarily the result of costs associated with the Company's full twelve month fiscal 1999 operation of Global, the expansion of MAS's repair shop operations and increases in professional fees and staff expense.

      On a segment basis, the most significant impact on the Company's operating results comparing the fiscal year ended March 31, 1999 to the prior period resulted from the ground equipment operation at Global. In the fiscal year ended March 31, 1999, Global had an operating loss of $498,000 compared to operating income in the prior period of $1,071,000. Several factors contributed to this change in Global's operating results. First, Global's revenue for the full fiscal year ended March 31, 1999 was only 5.0% greater than revenue for the seven months of operations included in the prior fiscal year. The Company believes that fiscal 1999 revenue reflects both the effect of significantly reduced demand for aircraft deicer equipment due to above-normal winter temperatures and significant price competition that resulted in above-normal sales discounts. The Company anticipates that the four-year contract recently awarded to Global to supply the United States Air Force with deicing equipment for a total of $25 million will reduce the sensitivity of Global's operating results to seasonal weather conditions. Because production under that contract did not commence until the quarter ending March 31, 2000, the full impact of the contract will not occur until the year ending March 31, 2001. Second, during fiscal 1999, Global incurred significant expense developing new products to diversify its product line. In fiscal 1999, Global designed three basic models of scissor-lift equipment for catering, cabin service and maintenance service of aircraft, as well as lower priced aircraft deicer models. Operating income for the Company's overnight air cargo operations was $2,666,000 in the fiscal year ended March 31, 1999, down 8.2% from $3,141,000 in the prior fiscal year. Aviation services provided by MAS had an operating loss of $79,000 in the fiscal year ended March 31, 1999 compared to an operating loss of $139,000 the prior year.

      Non-operating expense decreased a net $139,000 (77.7%) due to a fiscal 1998 $418,000 provision to fulfill contractual benefits related to the death of the Company's Chairman partially offset by increased current year interest expense related to the use of the Company's line of credit for the operation of Global and MAS.

      Provision for income taxes decreased $802,000 (67.6%) due to decreased taxable income offset in part by a higher effective tax rate. The provision for income taxes for the fiscal years ended March 31, 2000 and 1998 were different from the Federal statutory rates due to state tax provisions.

Liquidity and Capital Resources

      As of March 31, 2000 the Company's working capital amounted to $6,743,000, a decrease of $231,000 compared to March 31, 1999. The net decrease primarily resulted from cash required for the expanded operations of Global and MAS.

      The  Company's  unsecured line of credit provides  credit  in  the aggregate of up to $7,500,000 and matures in August 2000. Amounts advanced under the line of credit bear interest at the 30 day "LIBOR" rate plus 137 basis points. The Company anticipates that it will renew the line of credit before its scheduled expiration.

      Under the terms of the line of credit the Company may not encumber certain real or personal property. As of March 31, 2000, the Company was in a net borrowing position against its credit line of $3,988,000. Management believes that funds anticipated from operations and existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

      The respective years ended March 31, 2000, 1999 and 1998 resulted in the following changes in cash flow: operating activities provided $263,000 in 2000 and used $1,528,000 and $759,000 in 1999 and 1998.
Investing  activities used $177,000, $936,000, and $2,093,000  in  2000,
1999 and 1998 and financing activities used $204,000 in 2000 and provided $2,533,000 and $668,000 in 1999 and 1998. Net cash decreased
$119,000 and $2,184,000, respectively in 2000 and 1998 and increased $69,000 for 1999.

      Cash provided by operating activities was $1,791,000 more for the year ended March 31, 2000 compared to 1999 principally due to increases in accounts payable and income tax payable partially offset by increases in accounts receivable, inventory and costs and estimated earnings in excess of billings on uncompleted contracts and decreases in accrued expenses.. Cash used in investing activities for the year ended March 31, 2000 was approximately $759,000 less than 1999, principally due to decreased capital expenditures. Cash used in financing activities was $2,737,000 more in 2000 compared to 1999 principally due to a decrease in proceeds relating to borrowings under the line of credit.

     During the fiscal year ended March 31, 2000 the Company repurchased 24,300 shares of its common stock at a total cost of $78,437. Pursuant to its previously announced stock repurchase program, $176,700 remains available for repurchase of common stock.

       There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.08 per share cash dividend in June 1999 and declared an $.10 per share cash dividend on May 18, 2000, payable on June 13, 2000 to shareholders of record dated May 29, 2000.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivatives and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company has not yet completed its analysis of the impact of SFAS No. 133 on the Company's financial position and results of operations.

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

Impact of Inflation

      The Company believes that due to the current low levels of inflation the impact of inflation and changing prices on its revenues
and net earnings will not have a material effect on its manufacturing operations, or on its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.

Recent IRS Audit

      During the fiscal year ended March 31, 1999, the Internal Revenue Service (IRS) concluded an examination of the Company's fiscal years 1997, 1996 and 1995 tax returns. The outcome of the IRS audit did not have a material impact on the Company's financial condition or results of operations.

Year 2000 Results to Current Period

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


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

Item 8.   Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Air T, Inc.
Denver, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Air T, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





/s/ Deloitte & Touche LLP
DLEOITTE & TOUCHE LLP
Charlotte, North Carolina

June 2, 2000


                      AIR T, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS

                                            Year Ended March 31,

                                      2000           1999           1998
Operating Revenues (Note 10):
  Cargo                          $ 18,823,692   $ 19,546,633   $ 18,999,331
  Maintenance                      13,712,681     13,603,365     14,226,260
  Ground equipment                 17,009,311     13,395,761     12,763,091
  Aircraft services and other       9,300,454      5,574,258      5,011,840
                                   58,846,138     52,120,017     51,000,522


Operating Expenses:
 Flight operations                 13,717,147     14,176,484     13,920,520
 Maintenance and brokering         20,658,917     17,653,906     16,915,164
 Ground equipment                  15,052,477     11,481,881     10,652,102
 General and administrative         7,521,446      7,212,251      5,709,003
 Depreciation and amortization        921,791        648,929        569,329
 Start-up/merger expense (Note 2)        -              -           188,520
                                   57,871,778     51,173,451     47,954,638

Operating Income                      974,360        946,566      3,045,884


Non-operating Expense (Income):
 Interest                             638,138        330,821         22,382
 Deferred retirement expense
   (Note 12)                           24,996         24,996        438,833
 Investment income                   (183,227)      (196,624)      (281,857)
 Cash  surrender  value
   of life insurance                 (133,378)      (121,929)       (25,118)
 Loss on asset sale                       256          2,828           -
                                      346,785         40,092        154,240

Earnings Before  Income Taxes         627,575        906,474      2,891,644

Income Taxes (Note 11)                265,718        383,770      1,185,574

Net Earnings                     $    361,857   $    522,704   $  1,706,070


Net  Earnings Per Share (Note 13):
 Basic                           $       0.13   $       0.19   $       0.64
 Diluted                         $       0.13   $       0.19   $       0.61

Average Share Outstanding:
 Basic                              2,757,549      2,697,509      2,659,765
 Diluted                            2,837,398      2,793,954      2,787,875

See notes to consolidated financial statements.


                      AIR T, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                   March 31,

                                               2000          1999
ASSETS

Current Assets:
    Cash and cash equivalents             $    144,513   $    263,362
    Marketable securities (Note 3)           1,295,678      2,086,259
    Accounts  receivable,  Less
      allowance for doubtful
      accounts of $159,058 in
      2000 and $123,180 in 1999              7,960,978      7,008,987
    Costs and estimated earnings in
      excess of billings on uncompleted
      contracts (Note 5)                       210,178           -
    Inventories (Note 4)                     9,741,675      6,925,545
    Deferred tax asset (Note 11)               321,097        259,842
    Prepaid expenses and other                 228,757        174,450
      Total Current Assets                  19,902,876     16,718,445


PROPERTY AND EQUIPMENT (Note 1)
Furniture,fixtures and improvements          5,404,453      4,845,932
Flight equipment and rotables inventory      1,057,531      1,010,250
                                             6,461,984      5,856,182
Less depreciation                           (3,867,778)    (2,992,556)
Property and equipment, net                  2,594,206      2,863,626


Deferred Tax Asset (Note 11)                   438,554        398,763
Intangible  Pension Asset  (Note 12)           430,778        498,119
Other Assets                                   570,032        372,691

     Total Assets                         $ 23,936,447   $ 20,851,644








See notes to consolidated financial statements.



                      AIR T, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                   March 31,

                                               2000          1999
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to bank (Note7)           $  3,988,191   $  3,893,502
  Accounts payable                           7,517,640      4,267,890
  Accrued expenses (Note 6)                  1,090,838      1,690,036
  Income taxes payable  (Note 11)              470,247           -
  Current portion of long-term obligations      64,833         57,853

   Total Current Liabilities                13,131,749      9,909,281

Capital Lease and Other Obligation
   (less current portion) (Note 8)              36,440         23,920

Deferred  Retirement  Obligation
(less current portion) (Note 12)             1,512,377      1,282,545

Stockholders' Equity (Note 9):
 Preferred stock, $1 par value,
   authorized 10,000,000 shares,
   none issued                                    -              -
 Common stock, par value $.25;
   authorized 4,000,000 shares;
   2,740,353 and 2,764,653 shares
   issued and outstanding in 2000
   and 1999,respectively                       684,416        690,491
Additional paid in capital                   6,976,795      7,049,157
Accumulated  other comprehensive loss         (597,904)      (154,745)
Retained earnings                            2,192,574      2,050,995
Total Stockholders' Equity                   9,255,881      9,635,898

 Total Liabilities and
   Stockholders' Equity                   $ 23,936,447   $ 20,851,644



See notes to consolidated financial statements.


                      AIR T, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Year Ended March 31,
                                          2000          1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                          $   361,857  $   522,704  $   1,706,070
 Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization         921,791      648,929        569,329
     Deferred tax provision               (101,046)    (233,625)       (80,000)
     Net periodic pension cost             219,456      166,853        182,213
     Loss on sale of assets                    256        2,828           -
     Change in provision for doubtful
      accounts                              35,878       19,180         47,000
     Changes in assets and liabilities
      which provided (used) cash:
       Accounts receivable                (987,869)    (355,066)    (3,406,098)
       Costs and estimated earnings in
        excess of billings on uncompleted
        contracts (Note 5)                (210,178)        -              -
       Inventories                      (2,816,130)  (1,599,932)    (2,733,378)
       Prepaid expense and other          (251,648)     (85,338)      (131,608)
        Accounts payable                 3,249,750      292,257      3,163,849
        Accrued expenses                  (629,703)    (143,728)      (449,177)
        Income taxes payable               470,247     (762,961)       373,045
          Total adjustments                (99,196)  (2,050,603)    (2,464,825)
    Net cash provided by (used in)
     operating activities                  262,661   (1,527,899)      (758,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisition                         -            -          (715,981)
 Capital expenditures                     (652,627)  (1,251,146)    (1,050,626)
 Purchase of marketable securities        (100,000)    (189,250)    (1,042,995)
 Sale of marketable securities             575,143      504,503        716,446
 Net  cash  used  in  investing
   activities                             (177,484)    (935,893)    (2,093,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of  credit,net          94,689    2,977,423        916,079
 Payment of cash dividend                 (220,278)    (377,687)      (265,144)
 Repurchase of common stock                (78,437)    (149,500)       (67,254)
 Proceeds from exercise of stock
   options                                    -          83,000         84,250
 Net cash provided by (used in)
   financing activities                   (204,026)   2,533,236        667,931

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (118,849)      69,444     (2,183,980)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      263,362      193,918      2,377,898

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                            $   144,513  $   263,362  $     193,918

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
 Other comprehensive loss              $   443,159  $   154,745  $        -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                              $  608,938  $   349,560   $     20,108
  Income/Franchise taxes paid/received)   (596,993)   1,566,436        840,477

See notes to consolidated financial statements.


                      AIR T, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                           Accumulated
                                              Other
                   Common Stock   Additional  Compre-
                     (Note9)        Paid-In   hensive     Retained    Total
                 Shares     Amount  Capital   Income      Earnings    Equity
                                              (Loss)
Balance,
March 31,1997  2,651,433 $ 662,858 $7,126,294     -      $  465,052 $8,254,204


Comprehensive Income:
 Net earnings                                             1,706,070
 Other Comprehensive Income:
  Unrealized loss on
   available-for-sale
   securities                                     -
   Total Comprehensive Income                                        1,706,070
Repurchase and
 retirement of
 common stock    (15,780)   (4,617)   (62,637)    -            -       (67,254)
Exercise  of
stock options     76,000    19,000     65,250     -            -        84,250
Cash dividend
 ($.10 per share)   -         -          -        -        (265,144)  (265,144)

Balance,
March 31,1998  2,711,653   677,241  7,128,907     -       1,905,978  9,712,126


Comprehensive Income:
 Net earnings                                               522,704
 Other Comprehensive Loss:
  Unrealized loss on
  available-for-sale
  securities                                   (154,745)
Total Comprehensive Income                                             367,959
Repurchase and
 retirement of
 common stock    (23,000)   (5,750)  (143,750)    -            -      (149,500)
Exercise of
 stock options    76,000    19,000     64,000     -            -        83,000
Cash dividend
 ($.14 per share)   -         -          -        -        (377,687)  (377,687)

Balance,
March 31,1999  2,764,653   690,491  7,049,157  (154,745)  2,050,955  9,635,898

Comprehensive Income:
 Net earnings                                               361,857
  Other Comprehensive Loss:
   Unrealized loss on
   available-for-sale
   securities                                  (315,438)
  Excess of additional
   pension liability over
   unrecognized prior
   service cost                                (127,721)
Total Comprehensive
 Income                                                                (81,302)
Repurchase and
 retirement of
 common stock    (24,300)  (6,075)    (72,362)     -           -       (78,437)
Cash dividend
 ($.08 per share)   -          -           -       -       (220,278)  (220,278)

Balance,
March 31,2000  2,740,353 $ 684,416 $6,976,795 $(597,904) $2,192,574 $9,255,881

See notes to consolidated financial statements.


                      AIR T, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 2000, 1999, AND 1998

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

     Substantially  all of the Company's customers are  concentrated  in the aviation industry and revenue can be materially affected by current economic conditions and the price of certain supplies such as fuel. The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and aviation parts and repair service which provides service to approximately 75 customers, five of which are considered major customers. The loss of a major customer would have a material impact on the Company's results of operations.

     Cash Equivalents - Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

     Inventories - Inventories of the manufacturing subsidiary are carried at the lower of cost (first in, first out) or market. Parts and supplies inventory are carried at the lower of average cost or market. Consistent with industry practice, the Company includes in current assets aircraft parts and supplies, although a certain portion of these inventories may not be used within one year.

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

     Flight equipment and intellectual property          7 years
     Other equipment and furniture                  3 to 7 years

          Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the
     service  has  been  performed.   Revenue  from  product  sales   is
     recognized  when contract terms are completed and title has  passed to  customers.  Revenues from overhaul contracts are recognized  on the  percentage-of-completion  method,  in  accordance  with  AICPA
     Statement   of  Position  81-1,  "Accounting  for  Performance   of
     Construction Type and Certain Production Type Contracts", as a result of a significant increase in overhaul contracts in fiscal 2000. Prior to 2000 such contracts were immaterial. Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date to estimated total cost for each contract or workorder. Contract costs include all direct material and labor costs and overhead costs related to contract
     performance.    Unanticipated  changes  in  job  performance,   job
     conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the
     revisions  are  determined.   Such  contracts  generally  have   no
     customer retainage provisions. In addition, the Company bills the customer generally at the time of completion of the contract or workorder.

          Operating Expenses Reimbursed by Customer - The Company, under the terms of its air cargo dry-lease service contracts, passes through to  its  major  customer certain cost components of its  operations
     without  markup.   The  cost of flight crews, fuel,  landing  fees,
     outside maintenance and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, as cargo and maintenance revenue.

          Stock Based Compensation - The Company measures employee stock compensation plans based on the intrinsic method of accounting, with pro-forma disclosure of net earnings and earnings per share determined as if the fair value based method had been applied in measuring compensation cost.

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

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company has not yet completed its analysis of the impact of SFAS No. 133 on the Company's financial position and results of operations.

          Reclassifications - Certain prior year reclassifications have been
     made   to  1999  and  1998  amounts  to  conform  to  current  year presentation.

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

           The following table presents unaudited pro-forma results of operations as if the acquisition had occurred on April 1, 1997. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1998, or of results which may occur in the future. Furthermore, no effect has been given in the pro-forma information for operating benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits cannot be quantified.

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

          During fiscal year 1997 the Company incurred $348,000 in start-up and merger expenses related to the relocation of certain of its aircraft maintenance facilities and the above mentioned proposed merger terminated in April 1997.

3.   MARKETABLE SECURITIES

     Marketable securities consists primarily of individual stocks, bonds, mutual funds and certificates of deposit. The Company has classified marketable securities as available-for-sale and they are carried at fair value. If significant, unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of stockholders' equity, net of the related income taxes, until realized. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price. The Company recorded a realized loss of approximately $26,000 in 2000 and a realized gain of approximately $155,000 in 1999 in the accompanying consolidated statements of earnings.

      At March 31, 2000 and 1999, marketable securities consist of the following investment types:

                                        2000         1999
           Real estate             $   140,000  $   245,882
           Mutual funds                970,010    1,313,628
           Equity securities            68,814      430,601
           Certificate of deposit      116,854         -
           Corporate bonds                -          96,148

           Total
                                   $ 1,295,678  $ 2,086,259



4.   INVENTORIES

     Inventories consist of the following:

                                             March 31,
                                        2000             1999
     Aircraft parts and supplies $ 3,626,641 $ 2,395,333 Aircraft equipment manufacturing:
     Raw materials                    3,198,978        2,111,076
     Work in process                  1,486,847          850,758
     Finished goods                   1,429,209        1,568,378

     Total                          $ 9,741,675      $ 6,925,545


5.   UNCOMPLETED CONTRACTS

     Overhaul contracts in process accounted for under the percentage of completion method at March 31, 2000 are summarized as follows:


     Costs incurred on uncompleted contracts      $   126,731
     Estimated earnings                                83,447
     Subtotal                                     $   210,178
     Less billings to date                               -
     Costs and estimated earnings in excess of
      billings on uncompleted contracts           $   210,178

6.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                      March 31,
                                                2000             1999

     Salaries, wages and related items    $    677,345     $  1,055,426
     Profit sharing                            129,189          163,150
     Other                                     284,304          471,460

                                          $  1,090,838     $  1,690,036

7.   FINANCING ARRANGEMENTS

          During fiscal 2000 the Company increased its bank financing line to $7,500,000 under an unsecured revolving line of credit which expires on August 31, 2000. The Company anticipates it will renew the line of credit prior to its scheduled expiration. Amounts advanced bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 2000 was 6.13%. At March 31,
     2000  and  1999,  the  amounts outstanding against  the  line  were
     $3,988,191  and  $3,893,502,  respectively.   At  March  31,  2000,
     $3,511,809 was available under the line.

8.   LEASE COMMITMENTS

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

          In August 1997 Global, located in Olathe, Kansas, leased approximately 57,000 square feet of manufacturing space for $17,030 per month, under a two-year operating lease originally set to expire in September 1999. In September 1998, the lease was expanded to 112,500 square feet of manufacturing and office space for $35,903 per month expiring August 2001.

          At March 31, 2000, future minimum annual rental payments under non-cancellable operating leases with initial or remaining terms of more than one year are as follows:

     2001                          $   621,142
     2002                              202,006

     Total minimum lease payments  $   823,148

           Rent expense for operating leases amounted to approximately $728,000, $623,000, and $369,000 for 2000, 1999 and 1998,
     respectively. Rent expense to related parties was $96,900, $96,900 and $96,900 for 2000, 1999 and 1998, respectively.

9.   STOCKHOLDERS' EQUITY

     The Company may issue up to 10,000,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of
     Directors.   No preferred shares have been issued as of  March  31,
     2000.

          The Company has granted options to purchase shares of common stock to certain Company employees and outside directors at prices ranging from $1.00 to $6.375 per share. All options were granted at exercise prices which approximated the fair market value of the common stock on the date of grant. Options granted in fiscal 1991 and 1992 vested over a five year period and must be exercised within five years of the vesting date while options granted in fiscal 1999 and 2000 vest over one to three year periods and must be  exercised within one to ten years of the vesting date.  Options
     outstanding  at March 31, 2000 have a weighted average  contractual
     life  of  3.3  years.   The Company has reserved  an  aggregate  of
     285,200 common shares for issuance upon exercise of these stock options. Of the outstanding options at March 31, 2000 the exercise prices per share range from $1.00 to $6.38, and 145,900 shares are currently exercisable.

          The following table summarizes information about stock options at March 31, 2000:

                             Options Outstanding            Options Exercisible

                                  Weighted
                                   Average   Weighted                  Weighted
                                  Remaining  Average                    Average
      Exercise        Options    Contractual Exercise    Options       Exercise
        Price       Outstanding  Life(Years)   Price   Exercisible        Price

       $  1.00           8,000        -      $  1.00         8,000       $ 1.00
          1.25          26,000        .8        1.25        26,000         1.25
          2.75         157,200       3.0        2.75        52,400         2.75
          6.38           5,000       8.4        6.38         5,000         6.38
          3.19          89,000       4.6        3.19        54,500         3.19

       $1.00 to 6.38   285,200       3.3     $  2.77       145,900       $ 2.71

          Option information is summarized as follows:

                                                  Weighted
                                                   Average
       Executive Stock              Shares     Exercise Price
         Option Plan                              Per Share

     Outstanding March 31, 1997     186,000        $ 1.12
        Exercised                    76,000          1.11
     Outstanding March 31, 1998     110,000          1.12
        Granted                     162,200          2.86
        Exercised                    76,000          1.09
     Outstanding March 31, 1999     196,200          2.57
        Granted                      89,000          3.19
     Outstanding March 31, 2000     285,200          2.77


     The fair value of each option granted in 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below.

                                                     2000     1999
      Weighted average fair  value per option     $  1.62   $  1.15
      Assumptions used:
       Weighted  average  expected volatility       65.1%      61.0%
       Weighted  average  expected dividend yield    2.4%       2.2%
       Weighted  average risk-free interest rate     6.59%      5.7%
       Weighted  average  expected life, in years    4.6        3.0


     The Company measures stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and FASB Interpretation No. 28. Had compensation cost for the Company's stock-based compensation awards been determined at the grant dates based on the fair market value method described in FASB Statement No. 123, "Accounting for Stock-Based Compensation" the Company's pro forma net income would have been $279,927, or $0.10 per diluted share, for 2000. The effect on 1999 was considered immaterial.

     The Company has announced its intention to repurchase up to $3,200,000 of the Company's common stock under a share repurchase program. At March 31, 2000 the Company had repurchased a total of 715,080 shares at a total cost of $3,023,300 and may expend up to an additional $176,700 under this program.

10.  REVENUES FROM MAJOR CUSTOMER

     Approximately 55.5%, 63.1% and 64.0% of the Company's revenues were derived from services performed for a major air express company in 2000, 1999 and 1998, respectively.

11.  INCOME TAXES

          The provision for income taxes consists of:

                                             Year Ended March 31,

                                      2000          1999         1998
     Current:
     Federal                   $     300,146   $   582,625   $ 1,080,000
     State                            66,900        35,000       186,000
        Total current                367,046       617,625     1,266,000
     Deferred:
     Federal                         (82,731)     (191,280)      (65,500)
     State                           (18,315)      (42,345)      (14,500)
        Total deferred              (101,046)     (233,625)      (80,000)
     Total                     $     266,000   $   384,000   $ 1,186,000


          The consolidated income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:
                                      2000          1999         1998

     Income tax provision at
       U.S. Statutory rate     $     213,000   $   308,000   $   983,000
     State income taxes               32,000        52,000       159,000
     Reduction in valuation allowance   -             -         (133,200)
     Meal and entertainment
       disallowance                   17,000        21,000        85,000
     Other net                         4,000         3,000        92,200

     Income tax provision      $     266,000   $   384,000   $ 1,186,000


     The  tax  effect  of temporary differences that gave  rise  to  the
     Company's  deferred tax assets at March 31, 2000 and  1999  are  as follows:
                                      2000          1999
     Book accruals over tax, net:
       Warranty reserve         $     57,903    $   16,787
       Accounts receivable reserve    61,428        46,808
       Accrued insurance              21,378        48,471
       Accrued vacation               72,093        63,868
       Deferred compensation         387,698       317,082
       Other                          89,035        73,447
       Fixed assets                   70,166        92,142

     Total                      $    759,651    $  658,605

          The deferred tax asset is classified in the accompanying 2000 and 1999 consolidated balance sheets according to the classification of the related asset and liability.


12.  EMPLOYEE BENEFITS

           The Company has a 401K defined contribution plan (AirT 401(K) Retirement Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March 31, 2000, 1999 and 1998 was $229,000, $191,000, and $203,000, respectively.

           The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. The Company's March 31, 2000, 1999, and 1998 expense was $126,000, $147,000 and $466,000, respectively.

          Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The following table sets forth the funded status of the plan at March 31, 2000 and 1999.

                                                      March 31,
                                                  2000        1999

     Vested benefit obligation                $ 1,204,109  $  918,575
     Accumulated benefit obligation             1,204,109     924,835
     Projected benefit obligation               1,206,770     911,230
     Plan assets at fair value                       -           -

     Projected  benefit obligation  greater
       than plan assets                         1,206,770     911,230
     Unrecognized prior service cost             (432,356)   (503,083)
     Unrecognized actuarial gain/(loss)          (128,804)     18,569
     Adjustment required to recognize
       minimum liability                          558,499     498,119

     Accrued pension cost recognized in the
     consolidated balance sheet               $ 1,204,109  $  924,835


           In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plan. The additional liability has been offset by an intangible asset to the extent of prior service cost. The portion of the additional liability which exceeds the unrecognized prior service cost in fiscal 2000 totaled $127,721 and is reported as a component of accumulated other comprehensive loss.

     The projected benefit obligation was determined using an assumed discount rate of 7%. The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

          Net periodic pension expense for fiscal 2000 and 1999 included the following:

                                                  2000        1999

     Future service cost                     $   53,106  $   41,965
     Interest cost                               77,987      56,867
     Amortization                                88,363      68,021

     Net periodic pension cost               $  219,456  $  166,853

     The net periodic pension costs are included in general and administrative expenses in the accompanying consolidated statements of earnings.

          The Company's former Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over the next 10 years. As of March 31, 2000 accruals related to the unpaid present value of the benefit amounted to approximately $358,000.

13.  NET EARNINGS PER COMMON SHARE

           Basic earnings per share has been calculated by dividing  net
     earnings   by   the  weighted  average  number  of  common   shares

     outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares.

          The computation of basic and diluted earnings per common share is as follows:

                                             Year Ended March 31,
                                         2000         1999        1998

     Net earnings                   $   361,857   $  522,704   $1,706,070

     Weighted average common shares:
     Shares outstanding - basic       2,757,549    2,697,509    2,659,765
     Dilutive stock options              79,849       96,445      128,110
     Shares outstanding - diluted     2,837,398    2,793,954    2,787,875

     Net earnings per common share:
     Basic                          $      0.13   $     0.19   $     0.64
     Diluted                        $      0.13   $     0.19   $     0.61




14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (in thousands except per share data)

                                    FIRST     SECOND      THIRD     FOURTH
                                   QUARTER    QUARTER    QUARTER    QUARTER
     2000
     Operating Revenues           $ 10,790   $ 13,906   $ 15,579   $ 18,571
     Operating Income (Loss)           109       (618)       761        721
     Earnings (Loss) Before
     Income Taxes                       19       (751)       602        758
     Net Earnings (Loss)                11       (465)       374        442

     Net Earnings (Loss) Per
       Share -Basic               $    -     $  (0.17)  $   0.14   $   0.16
     Net Earnings (Loss) Per
     Share -Diluted                    -        (0.17)      0.14       0.16

     1999
     Operating Revenues           $ 12,510   $ 12,916   $ 12,465   $ 14,229
     Operating Income                  525        446        100       (124)
     Earnings (Loss) Before
       Income Taxes                    511        426         25        (56)
     Net Earnings (Loss)               307        239         16        (39)

     Net Earnings (Loss) Per
     Share -Basic                 $   0.11   $   0.09   $   0.01   $  (0.02)
     Net Earnings (Loss) Per
     Share -Diluted                   0.11       0.09       0.01      (0.02)



15.  SEGMENT INFORMATION

     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infra-structures that offer different products and services. The subsidiaries have been combined into the following reportable segments: air cargo, aviation services, and aviation ground equipment. The ground equipment segment represents operations since its acquisition in August 1997.

     The accounting policies for all reportable segments are the same as those described in the other portions of Footnote 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income.

     Segment data is summarized as follows:

                                    Year Ended March 31,

                           2000              1999             1998
Operating Revenues

 Overnight Air Cargo   $ 32,667,694      $ 33,433,473     $ 33,609,527
 Ground Equipment        17,009,311        13,395,761       12,763,091
 Aviation Services        9,169,133         5,290,783        4,626,089
 Corporate                     -                 -              26,933
 Total                 $ 58,846,138      $ 52,120,017     $ 51,025,640


Operating Income (Loss)
 Overnight Air Cargo   $  2,679,793      $  2,665,801     $  3,140,747
 Ground Equipment          (591,440)         (497,629)       1,070,636
 Aviation Services          650,033           (79,329)        (138,663)
 Corporate               (1,764,026)       (1,142,277)      (1,026,836)
 Total                 $    974,360      $    946,566     $  3,045,884


Identifiable Assets
 Overnight Air Cargo   $ 10,690,024      $ 10,231,038     $  8,950,619
 Ground Equipment         3,366,272         2,056,020        1,566,686
 Aviation Services          948,855           210,882          374,742
 Corporate                8,931,296         8,353,704        7,397,356
 Total                 $ 23,936,447      $ 20,851,644     $ 18,289,403


Capital Expenditures, net
 Overnight Air Cargo   $    353,409      $    258,621     $    373,560
 Ground Equipment            58,483           623,545          463,556
 Aviation Services          132,238           195,930          213,510
 Corporate                  108,497           173,050             -
 Total                 $    652,627      $  1,251,146     $  1,050,626


Depreciation and Amortization
 Overnight Air Cargo   $    322,479      $    203,954     $    248,810
 Ground Equipment           283,664           174,415           63,611
 Aviation Services          161,781           156,856          176,546
 Corporate                  153,867           113,704           80,362
 Total                 $    921,791      $    648,929     $    569,329


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


                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

     J. Hugh Bingham, age 54, has served as President and Chief Operating Officer of the Company since April 1997, as Senior Vice President of the Company from June 1990 until April 1997, as Executive Vice President from June 1983 to June 1990, and as a director since March 1987. Mr. Bingham also serves as Chief Executive Officer and a director of MAC, as Chief Executive Officer of MAS and as an Executive Vice President and director of CSA.

     Walter Clark, age 43, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

     John J. Gioffre, age 56, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA and as Vice President-Finance, Treasurer and Secretary of MAS.

     J. Leonard Martin, age 63, was elected a director in August 1994 and joined the Company as a Vice President in April 1997. From June 1995 until April 1997, Mr. Martin was an independent aviation consultant. From April 1994 to June 1995, Mr. Martin served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston,
North Carolina. From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

     William H. Simpson, age 52, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MAS.

     Menda J. Street, age 48, has served as Vice President of MAC since 1984, and in various other capacities at MAC since 1979.

     Claude S. Abernethy, Jr., age 73, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of IJL Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor. Mr. Abernethy is also a director of Carolina Mills, Inc., Wellco Enterprises Inc. and Ridgeview Incorporated.

     Sam Chesnutt, age 66, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

     Allison T. Clark, age 44, has served as a director of the Company since May 1997. Mr. Clark has been self-employed in the real estate development business since 1987.

     Herman A. Moore, age 70, was elected a director of the Company on June 22, 1998. Mr. Moore is the president of Herman A. Moore & Assoc., Inc., a real estate development company.

     George C. Prill, age 77, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director
for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, since November 1992 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

     The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors. Allison Clark and Walter Clark are brothers.

     Each director receives a director's fee of $500 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof. Pursuant to the Company's 1998 Omnibus Securities Award Plan (the "Plan") each director who is not an employee of the Company received an option to purchase 1,000 shares of Common Stock at an exercise price of $6.375 per share (the closing bid price per share on the date of stockholder approval of the Plan.) The Plan provides for a similar option award to any director first elected to the board after the date the stockholders approved the Plan. Such options expire ten years after the date they were granted.

     To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, except that Mr. Moore was late in filing a Form 4 report with respect to his acquisition of shares in February 1999.


Item 11.  Executive Compensation.

The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company's Chief Executive Officer and to the four other executive officers on March 31, 2000 with total compensation of $100,000 or more.


SUMMARY COMPENSATION TABLE


                                                                Long-term
                                                               Compensation
                                        Annual Compensation       Awards
                                                                Securities
Name and Principal                                              Underlying
Position                    Year        Salary      Bonus ($)    Options (#)

Walter Clark (1)            2000       130,189        15,080       50,000
Chief Executive             1999       132,527        20,900          -
Officer                     1998        76,236        10,000          -

J. Hugh Bingham             2000       203,325        15,080          -
President                   1999       203,774        20,900        9,000
                            1998       184,445        70,721          -

John J. Gioffre             2000       126,545        11,311          -
Vice President              1999       128,297        15,675        9,000
                            1998       127,142        52,641          -

J. Leonard Martin (2)       2000       126,849         6,880          -
Vice President              1999       129,955         4,000        9,000
                            1998       117,751        15,953          -

William H. Simpson          2000       203,463        15,080        9,000
Executive Vice              1999       204,008        20,900          -
President                   1998       195,809        70,721          -

__________________________________________

(1)  Mr. Walter Clark commenced his employment in April 1997.
(2)  Mr. Martin commenced his employment in April 1997.

      The following table sets forth, for each of the executive officers listed in the Summary Compensation Table information with respect to grants of options to purchase Common Stock made by the Company to such executive officers during the fiscal year ended March 31, 2000, as well as a calculation of the potential realizable value based upon assumed annual rates of stock price appreciation of five and ten percent per year.

                    OPTION GRANTS IN LAST FISCAL YEAR


                                                          Potential
                         Percent                          Realizable
             Individual    of                               Value at
               Grants     Total      Exer-                  Assumed
               Number    Options     cise                 Annual Rates
                 of      Granted      or                    of Stock
             Securities     to       Base                    Price
               Underly-  Employees   Price                Appreciation
                 ing        in                             for Option
               Options     Fiscal           Expiration       Term (3)
Name          Granted(#)   Year     ($/SH)     Date       5%($)     10%($)

Walter
   Clark(1)     50,000     56.2%      3.19     1/28/05    100,309   254,202
J.Hugh Bingham    -         -          -          -          -         -
John J. Gioffre   -         -          -          -          -         -
J.Leonard
   Martin         -         -          -          -          -         -
William H.
   Simpson (2)   9,000     10.1%      3.19     1/28/05      7,932    17,528

__________________________________________

(1) The options were granted pursuant to the Company's 1998 Omnibus Securities Award Plan (the "Plan"). Options become exercisable upon the date of grant. The options expire five years after the date of grant. In addition, the options expire immediately upon the termination of employment, other than termination by the Company without cause or as a result of death, permanent disability or retirement after age 55 with the consent of the Company. Options expire three months after termination of employment without cause, one year after death, permanent disability or retirement after age 55 with consent of the Company.

(2)  The  options  were  granted pursuant to the Plan.   Options  become
     exercisable with respect to one-half of the total number of shares on the date of grant and with respect to the other one half on the first anniversary of the date of grant. In addition, upon a "change in control" of the Company, as defined in the Plan, the options become immediately exercisable. The options expire five years after the date
     of  grant.   In addition, the options expire immediately  upon  the
     termination of employment, other than termination by the Company without cause or as a result of death, permanent disability or retirement after age 55 with the consent of the Company. Options expire three months after termination of employment without cause, one year after death, permanent disability or retirement after age 55 with the consent of the Company.

(3) These amounts, based on the assumed 5% and 10% appreciation rates prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the price of the Common Stock and may not reflect the actual value ultimately realized by recipients of the options.

     The following table sets forth, for each of the executive officers listed in the Summary Compensation Table who exercised options to purchase shares of Common Stock during the most recent fiscal year, the number of shares purchased and the value realized upon exercise, which is determined based on the aggregate fair market value of the shares at the time of the exercise minus the aggregate exercise price. The table also sets forth the number of shares of Common Stock underlying unexercised options at March 31, 2000 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 2000 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($3.50 per share) and the exercise price of the options.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION VALUES

                                          Number of            Value of
                                          Securities          Unexercised
                                          Underlying          In-the-Money
                   Shares                 Unexercised            Options
                  Acquired      Value  Options at FY-End(#)    at FY-End ($)
                     On      Realized  Exercis-  Unexerci-  Exercis-  Unexerci-
Name              Exercise #     ($)      able       able       able      able

Walter Clark            -         -       50,000      -        15,500      -

J.Hugh Bingham          -         -        9,000     6,000     15,750     4,500

John J.Gioffre          -         -        7,000     6,000     11,250     4,500

J.Leonard Martin        -         -        3,000     6,000      2,250     4,500

William H.Simpson       -         -       28,500     4,500     57,395     1,395

EMPLOYMENT AGREEMENTS

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

The initial term of each such employment agreement expired on March 31, 1999, and the term is automatically extended for additional one-year terms unless either such executive officer or the Company's Board of Directors gives notice to terminate automatic extensions which must be given by December 1 of each year (commencing with December 1, 1996).

Each such agreement provides that upon the executive officer's retirement, he shall be entitled to receive an annual benefit equal to $75,000 ($60,000 for Mr. Gioffre), reduced by three percent for each full year that the termination of his employment precedes the date he reaches age 65. The retirement benefits under such agreements may be paid at the executive officer's election in the form of a single life annuity or a joint and survivor annuity or a life annuity with a ten-year period certain. In addition, such executive officer may elect to receive the entire retirement benefit in a lump sum payment equal to the present value of the benefit based on standard insurance annuity mortality tables and an interest rate equal to the 90-day average of the yield on ten-year U.S. Treasury Notes.

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

Each   of  the  employment  agreements  provides  that  if  the  Company terminates such executive officer's employment other than for "cause" (as defined in the agreement), such executive officer be entitled to receive a lump sum cash payment equal to the amount of base salary payable for the remaining term of the agreement (at the then current rate) plus one-half of the maximum incentive bonus compensation that would be payable if such executive officer continued employment through the date of the expiration of the agreement(assuming for such purposes that the amount of incentive bonus compensation would be the same in each of the years remaining under the agreement as was paid for the most recent year prior to termination of employment). Each of the agreements further provides that if any payment on termination of employment would not be deductible by the Company under Section 280G(b)(2) of the Internal Revenue Code, the amount of such payment would be reduced to the largest amount that would be fully deductible by the Company.

Item   12.    Security  Ownership  of  Certain  Beneficial  Owners   and
Management.

                        CERTAIN BENEFICIAL OWNERS

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of June 1, 2000 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                             Amount of
 Title of                                   Beneficial      Percent
   Class         Name and Address of        Ownership          of
                  Beneficial Owner      as of June 1,2000    Class

Common      Walter Clark and Caroline     1,339,716(1)       47.7%
Stock, par  Clark, Executors(1)
value $.25  P.O. Box 488
per share   Denver, North Carolina 28650

            William H. Simpson              266,080(2)        9.6%
            P.O. Box 488
            Denver, North Carolina 28650


_____________________________

(1) Includes 1,279,272 shares controlled by such individuals as the executors of the estate of David Clark, 8,222 shares owned by Walter Clark, 50,000 shares purchasable by Walter Clark under options awarded by the Company and 2,222 shares owned by Caroline Clark.

(2) Includes 1,200 shares held jointly with J. Hugh Bingham and 20,500 shares under options granted by the Company.


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


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2000. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

     SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                                                   Shares and Percent of
                                                  Common Stock Beneficially
                                                  Owned as of June 1, 2000
Name                      Position with Company  No.of Shares        Percent

J. Hugh Bingham             President, Chief     122,080(1)(2)         4.4%
                            Operating Officer,
                            Director


Walter Clark                Chairman of the    1,337,494(3)           47.6%
                            Board of Directors
                            and Chief Executive
                            Officer

John J. Gioffre             Vice President-       60,580(4)            2.2%
                            Finance, Chief
                            Financial Officer,
                            Secretary and
                            Treasurer, Director

J. Leonard Martin           Vice President,        3,100(5)              *
                            Director

William H. Simpson          Executive Vice       266,080(1)(6)         9.6%
                            President, Director

Claude S. Abernathy, Jr.    Director              44,611(7)(8)         1.6%

Sam Chesnutt                Director              10,100(7)              *

Allison T. Clark            Director               3,222(7)

Herman A. Moore             Director              31,000(7)            1.1%

George C. Prill             Director              46,966(7)            1.7%

All directors               N/A                1,942,033(9)           68.2%
and executive
officers as a
group (11
persons)
__________________________________________

*    Less than one percent.
(1)  Includes 1,200 shares jointly held by Messrs. Simpson and Bingham.
(2)  Includes 3,000 shares under options granted by the Company  to  Mr.
     Bingham.
(3) Includes 1,279,272 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor and 50,000 shares under options granted by the Company to Mr. Walter Clark.
(4) Includes 3,000 shares under options granted by the Company to Mr. Gioffre.
(5) Such 100 shares are held by Mr. Martin's spouse of which shares Mr. Martin disclaims beneficial ownership and 3,000 shares under options granted by the Company to Mr. Martin.
(6)  Includes 20,500 shares under options granted by the Company to  Mr.
     Simpson.
(7)  Includes 1,000 shares under options granted by the Company.
(8) Includes 20,400 shares held by the Estate of Raenelle B. Abernethy, of which Mr. Abernethy is the executor.
(9) Includes an aggregate of 87,500 shares of Common Stock members of such group have the right to acquire within 60 days.



Item 13.  Certain Relationships and Related Transactions.

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by J. Hugh Bingham, William H. Simpson, John J. Gioffre, the estate of David Clark and three unaffiliated third parties. On May 30, 1996, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. The lease may be extended for an additional five-year term, with rental payments to be adjusted to reflect changes in the consumer price index. Upon the renewal, the monthly rental payment was increased from $7,000 to $8,073. The Company paid aggregate rental payments of $96,876 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2000. The Company believes that the terms of such lease are no less favorable to the Company than would be available from an independent third party.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

1.   Financial Statements

The following financial statements are incorporated herein by reference in Item 8 of Part II of this report:

     (i)  Independent Auditors' Report.
     (ii) Consolidated Balance Sheets as of March 31, 2000 and 1999.
     (iii) Consolidated Statements of Earnings for each of the three years in the period ended March 31, 2000.
     (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2000.
     (v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2000.
     (vi) Notes to Consolidated Financial Statements.

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

     10.1 Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

     10.2 Loan Agreement among NationsBank of North Carolina, N.A., the Company and its subsidiaries, dated January 17, 1995, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994

     10.3 Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994

     10.4 Adoption Agreement regarding the Company's Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993*

     10.5 Form of option to purchase the following amounts of Common Stock issued by the Company to William H. Simpson during the following fiscal years ended March 31, incorporated by reference to Exhibit
          10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993: *

                                  Number of Shares
                                 1993          1992
                               40,000        40,000


     10.6 Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995

     10.7 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and

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

    10.14 Amendment No. 1 to Omnibus Securities Award Plan.

     21.1 List of subsidiaries of the Company, incorporated by reference to
          Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998

     27.1 Financial Data Schedules
     __________________

     * Management compensatory plan or arrangement required to be filed as an exhibit to this report.


b.   Reports on Form 8-K.

      No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          AIR T, INC.

By:        /s/ Walter Clark
          Walter Clark, Chief Executive Officer
          (Principal Executive Officer)


Date:  June 14, 2000


By:        /s/ John J. Gioffre
          John J. Gioffre, Vice President - Finance
          (Principal Financial and Accounting Officer)


Date: June 14, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:        /s/ Claude S. Abernethy
          Claude S. Abernethy, Jr., Director


Date: June 14, 2000



By:        /s/  J. Hugh Bingham
          J. Hugh Bingham, Director


Date: June 14, 2000



By:        /s/  Allison T. Clark
          Allison T. Clark, Director


Date: June 14, 2000



By:        /s/  Walter Clark
          Walter Clark, Director


Date: June 14, 2000

By:        /s/  Sam Chesnutt
          Sam Chesnutt, Director


Date: June 14, 2000



By:        /s/  John J. Gioffre
          John J. Gioffre, Director


Date: June 14, 2000



By:        /s/  J. Leonard Martin
          J. Leonard Martin, Director


Date: June 14, 2000



By:        /s/  Herman A. Moore
          Herman A. Moore, Director


Date: June 14, 2000



By:        /s/ George C. Prill
          George C. Prill, Director


Date: June 14, 2000



By:        /s/  William Simpson
          William Simpson, Director


Date: June 14, 2000









                              EXHIBIT INDEX



Exhibit Number      Document


   27.1           Financial Data Schedules