Form 10-Q
period 2000-06-30
AIR T INC
filed 2000-08-15
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             June 30, 2000
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

     2,743,953 Common Shares, par value of $.25 per share were outstanding as of August 10, 2000.


This filing contains 14 pages.


                          AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three-month periods ended
     June 30, 2000 and 1999 (Unaudited)                            3

     Consolidated Balance Sheets at
     June 30, 2000 (Unaudited)
     and March 31, 2000                                            4

     Consolidated Statements of Cash
     Flows for the three-month periods
     ended June 30, 2000 and 1999 (Unaudited)                      5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-11

     Item 3.  Quantitative and Qualitative Disclosure
              About Market Risk                                   12

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                    13

              Signatures                                          14



















                                        2

                          AIR T, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                  Three Months Ended
                                                        June 30,
                                                2000              1999

Operating Revenues:
   Cargo                                   $  4,254,410     $  4,357,067
   Maintenance                                2,579,679        3,475,825
   Ground equipment                           5,723,587          730,620
   Aircraft services and other                1,854,696        2,226,542
                                             14,412,372       10,790,054


Operating Expenses:
   Flight operations                          3,001,972        3,052,317
   Maintenance and brokering                  3,882,556        5,161,249
   Ground equipment                           4,903,427          638,982
   General and administrative                 1,998,932        1,588,775
   Depreciation and amortization                219,623          239,357
                                             14,006,510       10,680,680

Operating Income                                405,862          109,374

Non-operating Expense (Income):
   Interest                                     159,981          129,258
   Deferred retirement expense                    6,249            6,249
   Loss on sale of asset                          2,149             -
   Investment income                            (42,621)         (45,254)
                                                125,758           90,253

Earnings Before Income Taxes                    280,104           19,121

Income Taxes                                    114,648            8,600

Net Earnings                               $    165,456     $     10,521



Net Earnings Per Share:
   Basic                                   $       0.06     $       -
   Diluted                                 $       0.06     $       -

Average Shares Outstanding:
   Basic                                      2,748,586        2,764,653
   Diluted                                    2,799,604        2,846,476

See notes to consolidated financial statements.


                          AIR T, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           June 30, 2000    March 31,2000
                                            (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents               $    436,854     $    144,513
   Marketable securities                      1,317,828        1,295,678
   Accounts receivable, net                   5,912,147        7,960,978
   Costs and estimated earnings in excess
   of billings on uncompleted contracts         259,705          210,178
   Inventories                               11,279,658        9,741,675
   Deferred tax asset, net                      321,097          321,097
   Prepaid expenses and other                   200,843          228,757
    Total Current Assets                     19,728,132       19,902,876

 Property and Equipment                       6,679,186        6,461,984
   Less accumulated depreciation             (4,073,824)      (3,867,778)
                                              2,605,362        2,594,206

 Deferred Tax Asset                             438,554          438,554
 Intangible Pension Asset                       460,778          430,778
 Other Assets                                   528,283          570,033
   Total Assets                            $ 23,761,109     $ 23,936,447

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable to bank                   $  5,311,416     $  3,988,191
   Accounts payable                           5,969,296        7,517,640
   Accrued expenses                           1,224,778        1,090,838
   Income taxes payable                         409,537          470,247
   Current portion of long-term obligations      64,833           64,833
     Total Current Liabilities               12,979,860       13,131,749

 Capital Lease Obligation (less current
   portion)                                      50,072           36,440
 Deferred Retirement Obligations (less
   current portion)                           1,578,875        1,512,377

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
   10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,746,153 and
     2,740,353 shares issued                    685,866          684,416
   Additional paid in capital                 6,958,394        6,976,795
   Accumulated other comprehensive loss        (575,130)        (597,904)
   Retained Earnings                          2,083,172        2,192,574
                                              9,152,302        9,255,881

  Total Liabilities & Stockholders' Equity $ 23,761,109     $ 23,936,477

See notes to consolidated financial statements.

                                        4

                          AIR T, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       Three Months Ended
                                                            June 30,
                                                        2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                   $   165,456    $    10,521
   Adjustments to reconcile net earnings to net
     cash used in operations:
     Depreciation and amortization                    219,623        239,357
     Change in retirement obligation                   66,498         53,607
     Loss on sale of assets                             2,149           -
     Change in assets and liabilities:
        Accounts receivable                         2,048,831      2,264,156
        Cost and estimated earnings in excess of
          billings on uncompleted contracts           (49,527)          -
        Inventories                                (1,537,983)    (1,791,750)
        Prepaid expenses and other                     39,664        (85,208)
        Accounts payable                           (1,548,344)      (883,286)
        Accrued expenses                              133,940       (752,655)
        Income taxes payable                          (60,710)           -
          Total adjustments                          (974,129)      (955,779)
    Net cash used in operating activities            (520,403)      (945,258)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (218,672)       (91,164)
    Purchase of marketable securities                    -          (100,000)
    Proceeds from sale of marketable securities          -           246,830
     Net cash (used in)provided by
       investing activities                          (218,672)        55,666

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net               1,323,225      1,014,009
    Payment of cash dividend                         (274,858)      (220,278)
    Repurchase of common stock                        (39,451)          -
    Proceeds from exercise of stock options            22,500           -
       Net cash provided by financing activities    1,031,416        793,731

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    292,341        (95,861)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD        144,513        263,362

CASH & CASH EQUIVALENTS AT END OF PERIOD          $   436,854    $   167,501


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
    Other comprehensive gain (loss)               $    22,774    $   (44,769)
    Equipment capital lease                            19,894           -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest                                     $   194,979    $    86,813
     Income/Franchise taxes                            17,596         31,049

See notes to consolidated financial statements.

                                        5

                          AIR T, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Earnings for the three-month periods ended June 30, 2000 and 1999 and the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2000 and 1999 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2000 and March 31, 2000 consolidated balance sheets.

     The income tax provisions for the three-months ended June 30, 2000 and 1999 differ from the federal statutory rate primarily as a result of state income taxes and permanent tax timing differences.

C.  Net Earnings Per Share

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares.














                                        6

The computation of basic and diluted earnings per common share is as follows:


                                      Three months ended June 30,
                                         2000              1999

Net earnings                       $    165,456      $     10,521

Weighted average common shares:
   Shares outstanding-basic           2,748,586         2,764,653
   Dilutive stock options                51,018            81,823
   Shares outstanding-diluted         2,799,604         2,846,476

Net earnings per common share:
   Basic                           $        .06      $       -
   Diluted                         $        .06      $       -







































                                        7

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

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at June 30, 2000) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at June 30, 2000) are owned by the Company and periodically operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Agreements are renewable annually and may be terminated by the Customer at any time upon 15 to 30 days' notice. The Company believes that the short-term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. The Company is not contractually precluded from providing such services to other firms, and has done so in the past. Loss of its contracts with the Customer would have a material adverse effect on the Company.

     In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed approximately $1,820,000 and $2,213,000 to the Company's revenues for the three-months periods ended June 30, 2000 and 1999, respectively.



                                        8

     In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global, operated as a subsidiary of MAS, contributed approximately $5,724,000 and $731,000 to the Company's revenues for the three-month periods ended June 30, 2000 and 1999, respectively.

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

Results of Operations

     Consolidated revenue increased $3,622,000 (33.6%) to $14,412,000 for the three-month period ended June 30, 2000 compared to its equivalent 1999 period. The increase in revenue primarily resulted from an increase in operations of Global, partially offset by decreases in cargo, maintenance and component repair services.

     Operating expenses increased $3,326,000 (31.1%) to $14,007,000 for the three-month period ended June 30, 2000 compared to its equivalent 1999 period. The increase in operating expenses consisted of the following: cost of flight operations decreased $50,000 (1.6%) primarily as a result of decreases in costs associated with pilot travel; maintenance expense decreased $1,279,000 (24.8%) primarily as a result of decreases associated with cost of parts, contract labor and outside maintenance related to the overhaul and repair operations of MAC and MAS; ground equipment increased $4,264,000 (667.4%), as a result of cost of parts and labor associated with increased Global sales; depreciation decreased $20,000 (8.2%) primarily as a result of decreased depreciation related to the completion of certain assets' depreciable lives; general and administrative expense increased $410,000 (25.8%) primarily as a result of increased wages and benefits, insurance, professional fees and telephone, particularly related to the expansion of Global.






                                        9

     The current period's increased revenue and operating income resulted primarily from the commencement of the above mentioned Air Force contract at Global, offset, in part, by decreased heavy maintenance and brokerage parts revenue and operating income in the air cargo and aviation services sectors. During the quarter ended June 30, 2000 Global's revenue and operating income increased, respectively, $4,993,000 (683.4%) and $562,000 (157.0%) to $5,724,000
and $204,000 compared to the quarter ended June 30, 1999.

     Global incurred significant expense in fiscal 1999 and 2000 to develop new equipment to diversify its product line in order to expand its customer base and reduce seasonality. Global started production of its new line of hydraulically operated scissor-lift equipment for ground service of aircraft during the first quarter of fiscal 2000 and is in the process of finalizing the design of lower priced aircraft deicer models for the 2000-2001 winter season.

     The $36,000 increase in non-operating expense was principally due to an increase in credit line interest related to higher levels of borrowing to fund the expanded operations of MAS and Global in the first quarter of 2000 compared to 1999.

    Pretax earnings increased $261,000 for the three-month period ended June 30, 2000 compared to 1999, principally due to the above stated increase in Global earnings, partially offset by a decrease in current period earnings for the air cargo and aircraft services sectors.

     The provision for income taxes for the three-month period ended June 30, 2000 increased $106,000 compared to the 1999 period, primarily due to increased taxable income and a lower effective tax rate.


Liquidity and Capital Resources

     As of June 30, 2000 the Company's working capital amounted to $6,748,000, a decrease of $23,000 compared to March 31, 2000.

     The Company's unsecured line of credit provides credit up to $7,500,000. The line, which matures on August 31, 2000, is currently in the process of being renewed before its scheduled expiration date. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate plus 137 basis points.

     Under the terms of the line of credit the Company may not encumber certain real or personal property. As of June 30, 2000 the Company was in a net borrowing position against its credit line of $5,311,000. Management believes that funds anticipated from operations and the continuation of existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.





                                       10

     The respective three-month periods ended June 30, 2000 and 1999 resulted in the following changes in cash flow: operating activities used $520,000 in 2000 and $945,000 in 1999, investing activities used $219,000 in 2000 and provided $56,000 in 1999 and financing activities provided $1,031,000 in 2000 and $794,000 in 1999. Net cash increased $292,000 and decreased $96,000 during the three months ended June 30, 2000 and 1999, respectively.

     Cash used in operating activities was $425,000 lower for the three-months ended June 30, 2000 compared to the similar 1999 period, principally due to increased income and an increase in accrued expenses, partially offset by a decrease in accounts payable.

     Cash used in investing activities for the three-months ended June 30, 2000 was approximately $274,000 more than the comparable period in 1999, principally due to increased capital expenditures and lower net proceeds from marketable securities transactions.

     Cash provided by financing activities was $238,000 more in the 2000 three-month period than in the corresponding 1999 period due to an increase in borrowings under the line of credit in 2000, partially offset by an increase in cash dividends.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $.10 per share cash dividend in June 2000.

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

Impact of Inflation


     The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations because increased costs due to the currently low level of inflation could be passed on to its customers, or on to its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.





                                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.


The Company does not hold or issue derivative financial instruments for trading or other purposes. The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the quarter-end balance of the line of credit, annual interest expense would have increased by approximately $53,000.
















































                                       12

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

27.1      Financial Data Schedule (For SEC use only)
_______________________


 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the first quarter of fiscal
 2001.






















                                          13

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AIR T, INC.
                                        (Registrant)



Date:  August 11, 2000              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  August 11, 2000              /s/ John Gioffre
                          John J. Gioffre, Chief Financial Officer






































                                       14