Form 10-Q
period 2000-09-20
AIR T INC
filed 2000-11-09
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           September 30, 2000
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

     2,748,253 Common Shares, par value of $.25 per share were outstanding as of November 6, 2000.


This filing contains 28 pages.
The exhibit index is on page 15.


                        AIRT, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings (Loss)
     for the three and six-month periods ended
     September 30, 2000 and 1999 (Unaudited)                       3

     Consolidated Balance Sheets at
     September 30, 2000 (Unaudited)
     and March 31, 2000                                            4

     Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 2000 and 1999 (Unaudited)                 5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-12

     Item 3.  Quantitative and Qualitative Disclosure
               About Market Risk                                  12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                   13

     Item 6.  Exhibits and Reports on Form 8-K                 13-14

     Exhibit Index                                                15

     Exhibits                                                  16-28














                                     2

                           AIRT, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
                                  Three Months Ended       Six months Ended
                                     September 30,            September 30,
                                  2000        1999         2000        1999
Operating Revenues:
 Cargo                        $ 4,724,920 $ 4,613,910  $ 8,979,330 $ 8,970,977
 Maintenance                    2,261,568   3,458,748    4,841,247   6,934,573
 Ground equipment               6,512,966   3,923,913   12,236,553   4,654,533
 Aircraft services and other    1,610,085   1,909,816    3,464,781   4,136,357
                               15,109,539  13,906,387   29,521,911  24,696,440

Operating Expenses:
 Flight operations              3,324,515   3,508,802    6,326,487   6,561,119
 Maintenance and brokerage      3,652,942   5,013,094    7,535,498  10,174,343
 Ground equipment               5,588,576   3,740,064   10,492,003   4,379,046
 General and administrative     1,858,002   2,036,934    3,856,934   3,625,709
 Depreciation and amortization    227,048     225,045      446,671     464,402
                               14,651,083  14,523,939   28,657,593  25,204,619

Operating Income (Loss)           458,456    (617,552)     864,318    (508,179)

Non-operating  Expense (Income):
 Interest                         199,128     173,073      359,109     302,331
 Deferred retirement expense        6,249       6,505       12,498      12,754
 Investment income                (27,988)    (45,786)     (70,609)    (91,040)
 (Gain) Loss on asset sale           (540)        -          1,609         -
                                  176,849     133,792      302,607     224,045

Earnings (Loss) Before
 Income Taxes                     281,607    (751,344)     561,711    (732,224)

Income Tax Provision (Benefit)    114,811    (286,600)     229,459    (278,000)

Net Earnings (Loss)           $   166,796 $  (464,744) $   332,252 $ (454,224)

Net Earnings (Loss) Per Share:
 Basic                        $      0.06 $     (0.17) $      0.12 $     (0.16)
 Diluted                      $      0.06 $     (0.17) $      0.12 $     (0.16)

Average Shares Outstanding:
 Basic                          2,748,753   2,764,653    2,748,670   2,764,653
 Diluted                        2,787,780   2,764,653    2,787,697   2,764,653







See notes to consolidated financial statements.

                                        3

                           AIRT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                          SEPTEMBER 30, 2000 MARCH 31, 2000
                                              (Unaudited)
ASSETS
 Current Assets:
  Cash and cash equivalents                   $   159,151    $    144,513
  Marketable securities                         1,325,242       1,295,678
  Accounts receivable, net                      7,267,338       7,960,978
  Costs and estimated earnings in excess
    of billings on uncompleted contracts          270,264         210,178
  Inventories                                  13,769,908       9,741,675
  Deferred tax asset, net                         437,097         321,097
  Prepaid expenses and other                      152,816         228,757
    Total Current Assets                       23,381,816      19,902,876

Property and Equipment                          6,817,120       6,461,984
  Less accumulated depreciation                (4,277,156)     (3,867,778)
                                                2,539,964       2,594,206

Deferred Tax Asset                                419,554         438,554
Intangible Pension Asset                          490,778         430,778
Other Assets                                      509,796         570,033
  Total Assets                                $27,341,908    $ 23,936,447

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable to bank                       $ 6,379,561    $  3,988,191
  Accounts payable                              7,920,287       7,517,640
  Accrued expenses                              1,608,377       1,090,838
  Income taxes payable                            357,551         470,247
  Current portion of long-term obligations         64,833          64,833
   Total Current Liabilities                   16,330,609      13,131,749

 Capital Lease Obligation (less current
  Portion)                                         43,445          36,440

 Deferred Retirement Obligation (less current
  Portion)                                      1,645,373       1,512,377

 Stockholders' Equity:
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none issued                      -               -
  Common stock, par value $.25; authorized
   4,000,000 shares; 2,750,353 and
   2,740,353 shares issued                        687,588         684,416
  Additional paid in capital                    6,953,069       6,976,795
  Accumulated other comprehensive loss           (568,144)       (597,904)
  Retained earnings                             2,249,968       2,192,574
                                                9,322,481       9,255,881
 Total Liabilities and Stockholders' Equity   $27,341,908    $ 23,936,447



See notes to consolidated financial statements.



                                        4

                          AIRT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   Six Months Ended
                                                     September 30,
                                                   2000          1999
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings  (loss)                        $  332,252    $ (454,224)
    Adjustments to reconcile net earnings (loss)
     to net cash used in operations:
     Depreciation and amortization                 446,671       464,402
     Change in deferred tax asset                  (97,000)          -
     Change in retirement obligation               132,996        17,106
     Gain on sale of asset                           1,609           -
     Change assets and liabilities:
      Accounts receivable                          693,640       373,746
      Cost and estimated earnings in excess of
       billings on uncompleted contracts           (60,086)          -
      Inventories                               (4,028,233)   (1,861,624)
      Prepaid expenses and other                    76,178      (209,344)
      Accounts payable                             402,647       721,178
      Accrued expenses                             517,539      (242,416)
      Income taxes payable                        (112,696)          -
       Total adjustments                        (2,026,735)     (736,952)
      Net cash used in operating activities     (1,694,483)   (1,191,176)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (386,837)     (285,517)
     Purchase of marketable securities                 -        (100,000)
     Sale of marketable securities                     -         327,294
      Net cash used in investing activities       (386,837)      (58,223)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit , net          2,391,370     1,331,254
     Payment of cash dividend                     (274,858)     (220,278)
     Repurchase of common stock                    (51,054)          -
     Proceeds from exercise of stock options        30,500           -
      Net cash provided by financing activities  2,095,958     1,110,976

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVA     14,638      (138,423)

  CASH & CASH EQUIVALENTS AT BEGINNING OF PERIO    144,513       263,362

  CASH & CASH EQUIVALENTS AT END OF PERIOD      $  159,151    $  124,939

  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
    Other comprehensive gain (loss)             $   29,759    $ (183,389)
    Equipment capital lease                         19,894           -

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest                                   $  321,573    $  247,616
     Income/Franchise taxes                        439,991        53,402

See notes to consolidated financial statements.

                                        5

                        AIRT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Earnings (Loss) for the three and six-month periods ended September 30, 2000 and 1999 and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2000 and 1999 have been prepared by AirT, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax assets in the accompanying September 30, 2000 and March 31, 2000 consolidated balance sheets.

     The income tax provisions for the six-months ended September 30, 2000 and 1999 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

C.  Net Earnings (Loss) Per Share

     Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares unless their effect on basic earnings (loss) per share was considered anti-dilutive.














                                     6

The computation of basic and diluted earnings (loss) per common share is as follows:


                                 Three Months Ended        Six months Ended
                                     September 30,             September
30,
                                   2000        1999          2000
1999

Net earnings (loss)            $ 166,796   $(464,744)    $ 332,252  $(454,224)

Weighted average common shares:
 Shares outstanding - basic    2,748,753   2,764,653     2,748,670  2,764,653
 Dilutive stock options           39,027       -            39,027       -
 Shares outstanding - diluted  2,787,780   2,764,653     2,787,697  2,764,653

Net earnings (loss) per common share:
 Basic                         $    0.06   $   (0.17)    $    0.12  $   (0.16)
 Diluted                       $    0.06   $   (0.17)    $    0.12  $   (0.16)































                                     7</pgae>

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

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at September 30,
2000) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at September 30, 2000) are owned by the Company and periodically operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

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









                                     8

     In May 1997, to expand its revenue base, the Company's Mountain Aircraft Services, LLC (MAS) subsidiary expanded its offering of aircraft component repair services. MAS's revenue contributed $3,412,000 and $4,072,000 to the Company's revenues for the six-month periods ended September 30, 2000 and 1999, respectively.

     In August 1997, the Company acquired certain assets and order backlog and assumed certain liabilities of Simon Deicer Company, a division of Terex Aviation Ground Equipment, Inc. located in Olathe, Kansas. The acquisition, renamed Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers on a worldwide basis. Global, operated as a subsidiary of MAS, contributed approximately $12,237,000 and $4,654,000 of revenue for the six-month periods ended September 30, 2000 and 1999, respectively.

Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues and earnings have occurred during the second and third fiscal quarters, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line.
The Company is currently attempting to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. The Company expended exceptional effort in fiscal 1999 and 2000 to design and produce prototype equipment to expand its product line to include additional deicer models and two models of scissor-lift equipment for catering and cabin service of aircraft. These costs were expensed as incurred. In June 1999, the Company was awarded a four-year contract to supply deicing equipment to the United States Air Force for a total amount of approximately $25 million. Although the first shipments under this contract did not commence until the quarter ended March 31, 2000, the Company anticipates that revenue from this contract will contribute to management's plan to reduce Global's seasonal fluctuation in revenues. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Consolidated revenue increased $4,825,000 (19.5%) to $29,522,000 and increased $1,203,000 (8.7%) to $15,110,000, respectively, for the six and three-month periods ended September 30, 2000 compared to their equivalent 1999 periods. The six and three-month current period net increase in revenue primarily resulted from increased Air Force contract revenue at Global. Decreases in maintenance and component repair services were primarily due to the timing of scheduled major overhauls at MAC in fiscal 2000 compared to the current period and the expiration of an overhaul contract at MAS in place during fiscal 2000.









                                     9

     Operating expenses increased $3,453,000 (13.7%) to $28,658,000 for the six-month period ended September 30, 2000 and $127,000 (.9%) to $14,651,000 for the three-month period ended September 30, 2000 compared to their equivalent 1999 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations decreased $235,000 (3.6%), primarily as a result of decreases in costs associated with pilot travel, partially offset by increased fuel cost; maintenance and brokerage expense decreased $2,639,000 (25.9%), primarily as a result of decreases associated with cost of parts, labor and outside maintenance related to the overhaul and repair operations of MAC and MAS; ground equipment increased $6,113,000 (139.6%), as a result of cost of parts and labor associated with increased Global sales; depreciation and amortization decreased $18,000 (3.8%) primarily as a result of decreased depreciation related to the completion of certain assets' depreciable lives; general and administrative expense increased $231,000 (6.4%) primarily as a result of increased wages and benefits, particularly related to the expansion of Global, partially offset by decreased professional fees and telephone expense.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations decreased a net of $184,000, primarily as a result of decreased personnel and travel cost partly offset by increased fuel cost; maintenance and brokerage expense decreased $1,360,000 (27.1%), primarily as a result of decreases associated with cost of parts, labor and outside maintenance related to the overhaul and repair operations of MAC and MAS; ground equipment increased $1,849,000 (49.2%), as a result of cost of parts and labor associated with Global increased sales; depreciation and amortization increased $2,000 (.9%) as a result of increased depreciation related to the expansion of MAS and Global; general and administrative expense decreased $179,000 (8.8%) primarily as a result of prior period legal fees associated with finalizing Global's Air Force contract and reductions in current period telephone cost.

     Non-operating expense increased $79,000 and $43,000, respectively, for the six and three-month periods ended September 30, 2000 and September 30, 1998. The increases were principally due to increased credit line interest.
















                                    10

     Pretax earnings increased $1,294,000 and $1,033,000, respectively, for the six and three-month periods ended September 30, 2000, compared to their respective September 30, 1999 periods. The six-month increase was principally due to a $1,305,000 increase in profitability at Global and increased earnings at MAC, partially offset by a decrease in AIRT, CSA and MAS earnings. For the three-month period ended September 30, 2000 compared to 1999 Global's earnings increased $785,000, Global's increase was supported by increased earnings at MAC and partially offset by decreased profitability at MAS. The substantial increase in Global's current period profit was primarily due to increased revenue.

     The provision for income taxes increased $507,000 and $401,000 for the six and three-month periods ended September 30, 2000, respectively compared to their respective 1999 periods due to increased taxable income versus a loss for the comparable periods.


Liquidity and Capital Resources

     As of September 30, 2000 the Company's working capital amounted to $7,051,000, an increase of $280,000 compared to March 31, 2000.

     The Company's unsecured line of credit, which matures on August 31, 2001, provides credit up to $7,500,000. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate plus 137 basis points.

     Under the terms of the line of credit the Company must maintain certain financial ratios and may not encumber certain real or personal property. At September 30, 2000, the Company was in compliance with these covenants. At September 30, 2000 the Company was in a net borrowing position against its credit line of $6,380,000. Management believes that funds anticipated from operations and the continuation of existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.

     The respective six-month periods ended September 30, 2000 and 1999 resulted in the following changes in cash flow: operating activities used $1,694,000 and $1,191,000, investing activities used $387,000 and $58,000 and financing activities provided $2,096,000 and $1,111,000. Net cash increased $15,000 and decreased $138,000 for the respective six-month periods ended September 30, 2000 and 1999.













                                    11

     Cash used in operating activities was $503,000 more for the six-months ended September 30, 2000 compared to the similar 1999 period, principally due to increased inventories partially offset by decreased accounts receivable.

     Cash used in investing activities for the six-months ended September 30, 2000 was approximately $329,000 more than the comparable period in 1999, principally due to the sale of marketable securities in the prior period.

     Cash provided by financing activities for the six-months ended September 30, 2000 was approximately $985,000 more than the comparable 1999 period, principally due to an increase in borrowings under the line of credit in 2000.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1998, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.10 per share cash dividend in June 2000.


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



Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not hold or issue derivative financial instruments for trading or other purposes. The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the quarter-end balance of the line of credit, annual interest expense would have increased by approximately $64,000.

                                    12

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company's subsidiary, Global Ground Support, LLC, is a party to a lawsuit against FMC Corporation pending in United
States District Court for the Western District of North Carolina. Global commenced the lawsuit against FMC on May 8, 2000 as a declaratory judgment proceeding to confirm that aspects of Global's de-icing equipment did not infringe a patent held by FMC and to have FMC's patent declared unenforceable. On August 21, 2000, FMC filed an answer and counterclaim against both Global and the Company alleging that aspects of Global's de-icing equipment infringe a patent held by FMC seeking injunctive relief and unquantified damages. Discovery has not yet commenced. The Company and Global are vigorously defending the counterclaim.


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

 4.1 Specimen Common Stock Certificate, incorporated by reference to exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1 Loan agreement among Bank of America, the Company and its subsidiaries, dated August 31, 2000.

21.1      List of subsidiaries of the Company, incorporated by reference to
          Exhibit 21.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

27.1      Financial Data Schedule (For SEC use only)
_______________________

 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the first six months of the fiscal year ending March 31, 2001.





                                    13

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AIRT, INC.
                                           (Registrant)


Date:  November 9, 2000              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  November 9, 2000              /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer







































                                    14

                                AIRT, INC.
                               EXHIBIT INDEX


EXHIBIT                                                                PAGE

10.1      Loan Agreement among Bank of America, the Company
          and its subsidiaries, dated August 31, 2000.                16-28
















































                                    15