Form 10-Q
period 2000-09-30
AIR T INC
filed 2001-02-12
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           December 31, 2000
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

     2,705,453 Common Shares, par value of $.25 per share were outstanding as of February 9, 2001.


This filing contains 26 pages.
The exhibit index is on page 16.



                        AIRT, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of Earnings (Loss)
     for the three and nine-month periods ended
     December 31, 2000 and 1999 (Unaudited)                        3

     Condensed Consolidated Balance Sheets at
     December 31, 2000 (Unaudited)
     and March 31, 2000                                            4

     Condensed Consolidated Statements of Cash
     Flows for the nine-month periods
     ended December 31, 2000 and 1999 (Unaudited)                  5

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-12

     Item 3.  Quantitative and Qualitative Disclosure
               About Market Risk                                  13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                   14

     Item 6.  Exhibits and Reports on Form 8-K                 14-15

     Exhibit Index                                                16

     Exhibits                                                  17-26














                                     2
                           AIRT, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)

                                 Three Months Ended       Nine months Ended
                                     December 31,             December 31,
                                  2000        1999         2000         1999
Operating Revenues:
 Cargo                         $5,092,020  $4,762,519  $14,071,350  $13,733,496
 Maintenance                    2,288,298   2,842,958    7,129,545    9,777,530
 Ground equipment              11,133,140   5,573,038   23,369,693   10,227,571
 Aircraft services and other    2,068,899   2,400,631    5,533,680    6,536,989
                               20,582,357  15,579,146   50,104,268   40,275,586

Operating Expenses:
 Flight operations              3,691,669   3,340,241   10,018,156    9,901,360
 Maintenance and brokerage      3,969,676   4,680,162   11,505,174   14,854,505
 Ground equipment               9,375,995   4,696,544   19,867,998    9,075,590
 General and administrative     2,279,638   1,864,927    6,136,572    5,490,636
 Depreciation and amortization    214,573     236,108      661,244      700,510
                               19,531,551  14,817,982   48,189,144   40,022,601

Operating Income                1,050,806     761,164    1,915,124      252,985

Non-operating Expense (Income):
 Interest                         197,549     165,199      556,658      467,531
 Deferred retirement expense        6,249       6,249       18,747       19,003
 Investment income                (13,967)    (38,579)     (84,576)    (129,620)
 Loss on asset sale                39,438      26,108       41,047       26,108
                                  229,269     158,977      531,876      383,022

Earnings (Loss) Before
 Income Taxes                     821,537     602,187    1,383,248     (130,037)

Income Tax Provision (Benefit)    323,537     228,000      552,996      (50,000)

Net Earnings (Loss)            $  498,000  $  374,187  $   830,252  $   (80,037)

Net Earnings (Loss) Per Share:
 Basic                         $     0.18  $     0.14  $      0.30  $     (0.03)
 Diluted                       $     0.18  $     0.13  $      0.30  $     (0.03)

Average Shares Outstanding:
 Basic                          2,731,220   2,759,153    2,742,853    2,762,820
 Diluted                        2,780,372   2,831,312    2,774,472    2,762,820








See notes to condensed consolidated financial statements.


                                        3
                           AIRT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2000   MARCH 31, 2000
ASSETS                                        (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $    85,539    $    144,513
  Marketable securities                           794,594       1,295,678
  Accounts receivable, net                     11,544,509       7,960,978
  Costs and estimated earnings in excess
    of billings on uncompleted contracts          270,781         210,178
  Inventories                                  12,298,207       9,741,675
  Deferred tax asset, net                         437,097         321,097
  Prepaid expenses and other                      129,075         228,757
    Total Current Assets                       25,559,802      19,902,876

Property and Equipment                          6,921,182       6,461,984
  Less accumulated depreciation                (4,475,679)     (3,867,778)
                                                2,445,503       2,594,206

Deferred Tax Asset                                419,554         438,554
Intangible Pension Asset                          520,778         430,778
Other Assets                                      506,873         570,033
  Total Assets                                $29,452,510    $ 23,936,447

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable to bank                       $ 7,539,194    $  3,988,191
  Accounts payable                              8,644,140       7,517,640
  Accrued expenses                              1,426,735       1,090,838
  Income taxes payable                            452,025         470,247
  Current portion of long-term obligations         64,833          64,833
   Total Current Liabilities                   18,126,927      13,131,749

 Capital Lease Obligation (less current
  Portion)                                         37,527          36,440

 Deferred Retirement Obligation (less current
  Portion)                                      1,632,872       1,512,377

 Stockholders' Equity:
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none issued                      -               -
  Common stock, par value $.25; authorized
   4,000,000 shares; 2,705,453 and
   2,740,353 shares issued                        676,363         684,416
  Additional paid in capital                    6,825,981       6,976,795
  Accumulated other comprehensive loss           (595,118)       (597,904)
  Retained earnings                             2,747,958       2,192,574
                                                9,655,184       9,255,881
 Total Liabilities and Stockholders' Equity   $29,452,510    $ 23,936,447





See notes to condensed consolidated financial statements.


                                        4
                          AIRT, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended
                                                              December 31,
                                                           2000          1999
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings  (loss)                              $  830,252    $  (80,037)
    Adjustments to reconcile net earnings (loss)
     to net cash used in operations:
     Depreciation and amortization                       661,244       700,510
     Loss (Gain) on sale of asset                         41,047       (26,108)
     Change in assets and liabilities:
      Accounts receivable                             (3,583,531)     (388,072)
      Cost and estimated earnings in excess of
       billings on uncompleted contracts                 (60,603)          -
      Inventories                                     (2,556,532)   (3,013,654)
      Prepaid expenses and other                          72,842      (321,476)
       Deferred tax asset                                (97,000)          -
      Accounts payable                                 1,126,500     1,644,519
      Accrued expenses                                   335,897      (226,500)
       Retirement obligation                             120,495         4,605
      Income taxes payable                               (18,222)      150,444
       Total adjustments                              (3,957,863)   (1,475,732)
      Net cash used in operating activities           (3,127,611)   (1,555,769)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (618,795)     (430,551)
     Purchase of marketable securities                       -        (100,000)
     Sale of marketable securities                       570,164       674,998
     Net cash (used in) provided by investing activities (48,631)      144,447

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit , net                3,551,003     1,512,566
     Payment of cash dividend                           (274,858)     (220,278)
     Repurchase of common stock                         (189,377)      (53,107)
     Proceeds from exercise of stock options              30,500           -
      Net cash provided by financing activities        3,117,268     1,239,181

  NET DECREASE IN CASH & CASH EQUIVALENTS                (58,974)     (172,141)

  CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD         144,513       263,362

  CASH & CASH EQUIVALENTS AT END OF PERIOD            $   85,539    $   91,221

  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
    Other comprehensive gain (loss)                   $    2,776    $ (282,777)
    Equipment capital lease                               19,894           -

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest                                         $  526,320    $  454,618
     Income/Franchise taxes                              669,192        50,746

See notes to condensed consolidated financial statements.
                                        5
                        AIRT, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

A.  Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 2000, the Condensed Consolidated Statements of Earnings (Loss) for the three and nine-month periods ended December 31, 2000 and 1999 and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2000 and 1999 have been prepared by AirT, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2000, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the period ended December 31 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax assets in the accompanying December 31, 2000 and March 31, 2000 consolidated balance sheets.

     The income tax provisions for the nine-months ended December 31, 2000 and 1999 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

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














                                     6

The computation of basic and diluted earnings (loss) per common share is as follows:

                                 Three Months Ended        Nine  months Ended
                                    December 31,               December 31,
                                   2000        1999         2000        1999

Net earnings (loss)             $ 498,000   $ 374,187    $ 830,252   $ (80,037)

Weighted average common shares:
 Shares outstanding - basic     2,731,220   2,759,153    2,742,853   2,762,820
 Dilutive stock options            49,152      72,159       31,620       -
 Shares outstanding - diluted   2,780,372   2,831,312    2,774,473   2,762,820

Net earnings (loss) per common share:
 Basic                          $    0.18   $    0.14    $    0.30   $   (0.03)
 Diluted                        $    0.18   $    0.13    $    0.30   $   (0.03)


D  New Accounting Standard

     On April 1, 2001, the Company is required to adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for other hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company is currently assessing the impact, if any, that the adoption of SFAS 133 will have on the Company's financial statements.


















                                     7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

     Year to date, the Company's most significant components of revenue were generated through Global Ground Support, LLC (Global) (47%), its deice manufacturing subsidiary, and Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA) (42%), its air cargo subsidiaries. MAC and CSA are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 80 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands.

     Global manufactures, services and supports aircraft deicers and other aircraft ground support equipment on a worldwide basis. Global contributed approximately $23,370,000 and $10,228,000 to revenue for the nine-month periods ended December 31, 2000 and 1999, respectively.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at December 31,
2000) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at December 31, 2000) are owned by the Company and periodically operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.










                                     8
     Agreements are renewable annually and may be terminated by the Customer at any time upon 15 to 30 days' notice. The Company believes that the short term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. The Company is not contractually precluded from providing such services to other firms, and has done so in the past. Loss of its contracts with the Customer would have a material adverse effect on the Company.

MAC and CSA contributed approximately $21,257,000 and $23,601,000 to revenue for the nine-month periods ended December 31, 2000 and 1999, respectively.

     The Company's Mountain Aircraft Services, LLC (MAS) subsidiary, which offers aircraft component repair and parts brokerage services, contributed $5,460,000 and $6,429,000 to the Company's revenues for the nine-month periods ended December 31, 2000 and 1999, respectively.


Seasonality

     Global's business has historically been highly seasonal. In general, the bulk of Global's revenues and earnings have occurred during the second and third fiscal quarters, and comparatively little has occurred during the first and fourth fiscal quarters due to the nature of its product line.
The Company is currently reducing Global's seasonal fluctuation in revenues and earnings by broadening its product line and customer base to increase revenues and earnings in the first and fourth fiscal quarters. The Company expended exceptional effort in fiscal 1999 and 2000 to design and produce prototype equipment to expand its product line to include additional deicer models and two models of scissor-lift equipment for catering and cabin service of aircraft. These costs were expensed as incurred. In June 1999, the Company was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF) for a total amount of approximately $25 million. Although the first shipments under this contract did not commence until the quarter ended March 31, 2000, revenue from this contract will contribute to management's plan to reduce Global's seasonal fluctuation in revenues. Revenue from the USAF contract contributed 46% and 17%, respectively, for the nine and three-month periods ended December 31, 2000. The remainder of the Company's business is not materially seasonal.


Results of Operations

     Consolidated revenue increased $9,829,000 (24.4%) to $50,104,000 and increased $5,003,000 (32.1%) to $20,582,000, respectively, for the nine and three-month periods ended December 31, 2000 compared to their equivalent 1999 periods. The nine and three-month current period net increase in revenue primarily resulted from increased Air Force contract revenue at Global. Decreases in maintenance and component repair services were primarily due to the timing of scheduled major overhauls at MAC in fiscal 2000 compared to the current period and the expiration of an overhaul contract at MAS in place during fiscal 2000.




                                     9
Results of Operations (Cont'd)


     Operating expenses increased $8,167,000 (20.4%) to $48,189,000 for the nine-month period ended December 31, 2000 and $4,714,000 (31.8%) to $19,532,000 for the three-month period ended December 31, 2000 compared to their equivalent 1999 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations increased $117,000 (1.2%), primarily as a result of increases in costs associated with airport fees and fuel costs, partially offset by decreased pilot travel costs; maintenance and brokerage expense decreased $3,349,000 (22.6%), primarily as a result of decreases associated with cost of parts, labor and outside maintenance related to the overhaul and repair operations of MAC and MAS; ground equipment increased $10,792,000 (118.9%), as a result of cost of parts and labor associated with increased Global sales; depreciation and amortization decreased $39,000 (5.6%) primarily as a result of decreased depreciation related to the completion of certain assets' depreciable lives; general and administrative expense increased $646,000 (11.8%) primarily as a result of increased wages, performance based bonuses and benefits, particularly related to the increased earnings of Global, partially offset by decreased professional fees and telephone expense.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations increased a net of $351,000 (10.5%), primarily as a result of increased personnel, travel cost, airport fees and fuel cost; maintenance and brokerage expense decreased $710,000 (15.2%), primarily as a result of decreases associated with cost of parts, labor and outside maintenance related to the overhaul and repair operations of MAC and MAS; ground equipment increased $4,679,000 (99.6%), as a result of cost of parts and labor associated with Global increased sales; depreciation and amortization decreased $22,000 (9.1%) as a result of decreased depreciation related to the completion of certain assets' depreciable lives related to the expansion of MAS and Global; general and administrative expense increased $415,000 (22.2%) primarily as a result of increased wages, performance based bonuses and benefits, particularly related to the increased earnings of Global, partially offset by decreased advertising and telephone expense.

     Non-operating expense increased $149,000 and $70,000, respectively, for the nine and three-month periods ended December 31, 2000 and September 30, 1999. The increases were principally due to increased credit-line interest expense and decreased investment income.













                                    10
Results of Operations (Cont'd)

     Pretax earnings increased $1,513,000 and $219,000, respectively, for the nine and three-month periods ended December 31, 2000, compared to their respective December 31, 1999 periods. The nine-month increase was principally due to a $1,918,000 increase in profitability at Global and increased earnings at MAC, partially offset by a decrease in AIRT and MAS earnings. For the three-month period ended December 31, 2000 compared to 1999 Global's earnings increased $783,000, Global's increase was supported by increased earnings at MAC and partially offset by decreased profitability at MAS and AIRT. The substantial increase in Global's current period profit was primarily due to increased revenue.

     The provision for income taxes increased $603,000 and $96,000 for the nine and three-month periods ended December 31, 2000, respectively compared to their respective 1999 periods due to increased taxable income.


Liquidity and Capital Resources

     As of December 31, 2000 the Company's working capital amounted to $7,433,000, an increase of $662,000 compared to March 31, 2000.

     A separate, unsecured, line of credit was set up in November 2000 to fund the purchase of rotable aircraft parts. The Company's unsecured lines of credit, which increased by $1,145,000 during the current third quarter, matures on August 31, 2001, provide credit up to $8,645,000. Amounts advanced under the line of credit bear interest at the 30-day "LIBOR" rate plus 137 basis points.


     Under the terms of the lines of credit the Company must maintain certain financial ratios and may not encumber certain real or personal property. At December 31, 2000, the Company was in compliance with these covenants. At December 31, 2000 the Company was in a net borrowing position against its credit lines of $7,539,000. Management believes that funds anticipated from operations and the continuation of existing credit facilities will provide adequate cash flow to meet the Company's future financial needs.


     The respective nine-month periods ended December 31, 2000 and 1999 resulted in the following changes in cash flow: operating activities used $3,128,000 and $1,556,000, investing activities used $49,000 and provided $144,000 and financing activities provided $3,117,000 and $1,239,000. Net cash decreased $59,000 and $172,000 for the respective nine-month periods ended December 31, 2000 and 1999.









                                    11
Liquidity and Capital Resources (Cont'd)

     Cash used in operating activities was $1,572,000 more for the nine-months ended December 31, 2000 compared to the similar 1999 period, principally due to increased accounts receivable and decreased accounts payable, partially offset by increased profitability, accrued expenses, and inventory.

     During the current nine-month period ended December 31, 2000 the Company repurchased 60,900 shares of its common stock at a total cost of $189,377. In December 2000 the Company's Board of Directors authorized the repurchase of an additional $200,000 of Company stock. As of December 2000 $187,000 remains available for repurchase of common stock.

     Cash used in investing activities for the nine-months ended December 31, 2000 was approximately $193,000 more than the comparable period in, 1999, principally due to increased capital expenditures.

     Cash provided by financing activities for the nine-months ended December 31, 2000 was approximately $1,878,000 more than the comparable 1999 period, principally due to an increase in borrowings under the line of credit in 2000.

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







                                    12
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not hold or issue derivative financial instruments for trading or other purposes. The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the quarter-end balance of the line of credit, annual interest expense would have increased by approximately $75,000.















































                                    13
                          PART II -- OTHER INFORMATION

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

10.2 Loan agreement among Bank of America, the Company and its subsidiaries, dated November 21, 2000.

21.1      List of subsidiaries of the Company, incorporated by reference to
          Exhibit 21.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

27.1      Financial Data Schedule (For SEC use only)
_______________________

 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the first nine months of the fiscal year ending March 31, 2001.


                                    14

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AIRT, INC.
                                           (Registrant)


Date:  February 9, 2001              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  February 9, 2001              /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer






































                                    15
                                AIRT, INC.
                               EXHIBIT INDEX


EXHIBIT                                                                PAGE

10.2    Loan Agreement among Bank of America, the Company
        and its subsidiaries, dated November 21, 2000.                17-28
















































                                    16