Form 10-K
period 2001-03-31
AIR T INC
filed 2001-06-28
CIK 353184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________
                                    Form 10-K
                                _________________
(Mark One)
     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended March 31, 2001
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from _______________ to _____________

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, par value  $.25 per share
                                (Title of Class)
                               __________________
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No ___
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 5, 2001, computed by reference to the average of the closing bid and asked prices for such stock on such date, was $3,101,748. As of the same date, 2,705,153 shares of Common Stock were outstanding.


                                     PART I

Item 1.   Business.

      Air T, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates in three industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. ("MAC") and CSA Air, Inc. ("CSA"), aviation related parts brokerage and overhaul services through its wholly owned subsidiary, Mountain Aircraft Services, LLC ("MAS"), and aviation ground support equipment products through its wholly owned subsidiary, Global Ground Support, LLC ("Global"). For the fiscal year ended March 31, 2001 the Company's air cargo services through MAC and CSA accounted for approximately 43.1% of the Company's consolidated revenues, aircraft deice and other ground support equipment products through Global accounted for 44.7% of consolidated revenues and aviation related parts brokerage and overhaul services through MAS accounted for 12.2% of consolidated revenues. The Company's air cargo services are provided exclusively to one customer -- Federal Express Corporation ("Federal Express"). Revenues from contracts with Federal Express accounted for approximately 43.1% of the Company's consolidated revenues for the year ended March 31, 2001. Certain financial data with respect to the Company's overnight air cargo, aviation services and ground support equipment segments are set forth in Note 14 of Notes to Consolidated Financial Statements included under Part II,
Item 8 of this report.  Such data are incorporated herein by reference.

      The principal place of business of the Company and MAC is Maiden, North Carolina; the principal places of business of CSA, MAS and Global are, respectively, Iron Mountain, Michigan, Kinston, North Carolina and Olathe, Kansas.

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

Overnight Air Cargo Services.

      MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States and Canada, and in Puerto Rico and the U.S. Virgin Islands. MAC and CSA's revenues are derived principally pursuant to "dry-lease" service contracts. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry-lease service contracts accounted for 98.0% of MAC and CSA's revenues (42.2% of the Company's consolidated revenues).

     For the fiscal year ended March 31, 2001, MAC and CSA provided air delivery service exclusively to Federal Express. As of March 31, 2001, MAC and CSA operated an aggregate of 95 aircraft under agreements with Federal Express.
Separate agreements cover the three types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under "wet-lease" arrangements with Federal Express which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA.

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

      MAC and CSA operate under separate aviation certifications. MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the Federal Aviation Administration (the "FAA"). These certifications permit MAC to operate and maintain aircraft that can carry up to 18,000 pounds of cargo and provide maintenance services to third party operators. CSA is certi-fied to operate under Part 135 of the FAA regulations. This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

      MAC and CSA, together, operated or held for sale the following aircraft as of March 31, 2001:

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

      All FAA Part 135 aircraft, including Cessna Caravan models 208A and 208B, and Short Brothers SD3-30 aircraft are maintained on FAA approved inspection programs. The inspection intervals range from 100 to 200 hours. The engines are produced by Pratt & Whitney, and overhaul periods are based on FAA approved schedules. The current overhaul period on the Cessna aircraft is 7,500 hours. The Short Brothers manufactured aircraft are maintained on an "on condition" maintenance program (i.e., maintenance is performed when performance deviates from certain specifications) with engine inspections at each phase inspection and in-shop maintenance at predetermined intervals.

      The  Fokker  F-27 aircraft are maintained under a FAA Part 121 maintenance
program.   The program consists of A, B, C, D and I service checks.  The  engine overhaul period is 6,700 hours.

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

Aircraft Deice and Other Equipment Products.

      In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment to further diversify the Company's customer base and business mix within the aviation industry. Global manufactures, sells, services and supports aircraft devices on a worldwide basis. During the fiscal year ended March 31, 2000, the Company diversified Global's product line to include additional models of aircraft deicers and scissor-lift ground support equipment. Global's primary customers are passenger and cargo airlines, the U.S. Airforce, as well as airports located in the United States and in international markets. Global's operations are located in Olathe, Kansas.

      In the manufacture of its ground service equipment, Global assembles components acquired from third party suppliers. Components are readily available from a number of different suppliers. The primary components are the chassis (which is similar to the chassis of a medium to heavy truck) and heating equipment.

      Global manufactures five basic models of mobile deicing equipment ranging from 700 to 3,200 gallon capacity models in addition to fixed pedestal mounted deicers. Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, fire suppressant equipment, modifications for open or enclosed cab design, a recently patented forced-air deicing nozzle to substantially reduce glycol usage and color and style of the exterior finish. Global also manufactures three models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft. Global competes primarily on the basis of reliability of its products, prompt delivery and price. The market for aviation ground service equipment is highly competitive.

      Global's mobile deicing equipment business has historically been highly seasonal, with the bulk of deicing equipment being purchased by customers in the late summer and fall in preparation for winter months. Historically, the bulk of Global's revenues have occurred during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters. The Company has reduced Global's seasonal fluctuation in revenues by the introduction of a line of non-deicer related ground support equipment, the January 2000 commencement of a long-term contract to provide deicing equipment to the U.S. Air Force and the recent award of a $7.1 million pedestal-mounted deicer contract with the Philadelphia International Airport, expected to be completed in the third quarter of the current fiscal year.

      Revenue from Global's contract with the U.S. Air Force accounted for approximately 13.9% of the Company's consolidated revenue for the year ended March 31, 2001.

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

      In addition, MAS sells aircraft parts, of which approximately 1% of the amount sold in the fiscal year ended March 31, 2001 were used in connection with maintenance performed by MAS. Sales of parts by MAS do not include any parts purchased for maintenance of aircraft operated by MAC or CSA.

      MAS's inventory of parts held for sale was approximately $5.3 million at March 31, 2001 and included parts for use in primarily 15 types of commercial and military aircraft, all of which are generally in current use. MAS maintains its own inventory controls and documentation, sets stocking levels and determines the conditions for surplus parts disposal.

      MAS's customers include the commercial air cargo and passenger aviation industries and manufacturers of commercial and military aircraft and contract maintenance companies serving the commercial and military aviation industry. MAS also provides parts or services under contracts directly with the U.S. government. For the fiscal year ended March 31, 2001, MAS provided services or parts to over 75 customers, with five customers accounting for approximately 95% of MAS's revenues for the year.

     MAS's operations are not materially seasonal.


Backlog.

     The  Company's  backlog  consists of "firm" orders  supported  by  customer purchase orders with fixed delivery dates for the deicing equipment sold by Global and for parts and equipment sold by MAS. At March 31, 2001, the
Company's backlog of orders was $20.6 million, of which $19.5 million was attributable to Global and approximately $1.1 million was attributable to MAS, all of which the Company expects to be filled in the current fiscal year.

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

      The FAA has authority under the Noise Control Act of 1972, as amended, to monitor and regulate aircraft engine noise. The aircraft operated by the
Company are in compliance with all such regulations promulgated by the FAA. Moreover, because the Company does not operate jet aircraft, noncompliance is not likely. Such aircraft also comply with standards for aircraft exhaust emissions promulgated by the Environmental Protection Agency pursuant to the Clean Air Act of 1970, as amended.

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

Employees.

      At June 5, 2001, the Company and its subsidiaries had 472 full-time and full-time-equivalent employees, of which 9 are employed by the Company, 292 are employed by MAC, 60 are employed by CSA, 31 are employed by MAS and 80 are employed by Global. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

Item 2.   Properties.

      The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by J. Hugh Bingham, William H. Simpson and John J. Gioffre, officers and directors of the Company, and the estate of David Clark, of which, Walter Clark, the Company's chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary. The facility consists of approximately 65 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 10,300 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The lease for this facility was renewed in May 1996, expired on May 31, 2001. Subsequent to year-end the lease was renewed through May 31, 2006, and the monthly lease payment was increased to $9,147 from $8,073.

      The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased, from a third party, under an annually renewable agreement with a monthly rental payment, as of March 31, 2001, of approximately $1,698.

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

      MAS operates an engine overhaul management facility in Miami, Florida, leasing, from a third party, approximately 4,700 square feet of shop space. The lease expires in March 31, 2002, and the monthly rental payment is $3,118. MAS also operates a 145 inventory repair shop facility in Kinston. The lease expires in March 31, 2002 and the monthly rental payment is $5,941.

      Global leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased, from a third party, under a three-year lease agreement which expires in August 2001. The monthly rental payment, as of March 31, 2001, was $35,903. In April 2001 the lease was renewed through August 2006, monthly rental will increase from $28,967 to $30,842 over the life of the lease.

     As of March 31, 2001, the Company leased hangar space from third parties at 35 other locations for aircraft storage. Such hangar space is leased, from third parties, at prevailing market terms.

      The table of aircraft presented in Item 1 lists the aircraft operated by the Company's subsidiaries and the form of ownership.

Item 3.   Legal Proceedings.

      The Company is currently aware of certain employee, product liability and environmental matters, some of which involve pending or threatened lawsuits. If adversely decided, management believes the results of these pending or threatened lawsuits would not have a material adverse effect on the Company.

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

     As of May 29, 2001, the number of holders of record of the Company's Common Stock was approximately 364. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 1999 through March 2001 is as follows:

                                         Common Stock
           Quarter Ended                   High    Low

           June 30, 1999                   6 1/2  3
           September 30, 1999              5 1/2  3
           December 31, 1999               4 1/8  2 1/2
           March 31, 2000                  4      3 1/5

           June 30, 2000                   3 7/8  3
           September 30, 2000              3 3/4  2 3/4
           December 31, 2000               4      2.250
           March 31, 2001                  4.438  3.000

     The Company's Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. The $0.15 per share cash dividend, declared on May 10, 2001, was paid on June 13, 2001 to stockholders of record on May 29, 2001.

Item 6.   Selected Financial Data


(In thousands except per share data)
                                                Year Ended March 31,
                                     2001     2000     1999     1998     1997

Operating revenues                 $70,246  $58,846  $52,120  $51,001  $34,979

Net earnings                       $ 1,289  $   362  $   523  $ 1,706  $ 1,323

Earnings per share-Basic           $  0.47  $  0.13  $  0.19  $  0.64  $  0.51

Earnings per share-Diluted         $  0.46  $  0.13  $  0.19  $  0.61  $  0.47

Total assets                       $28,533  $23,936  $20,852  $18,289  $11,118

Long-term obligations, including
   current portion                 $ 5,969  $ 1,486  $ 1,364  $ 1,144  $   222

Stockholders' equity               $10,170  $ 9,383  $ 9,636  $ 9,712  $ 8,254

Average common shares
  outstanding-Basic                  2,733    2,758    2,698    2,660    2,619

Average common shares
  outstanding-Diluted                2,781    2,837    2,794    2,788    2,794

Dividend declared per common share
    (1)(2)(3)(4)                   $  0.10  $  0.08  $  0.14  $  0.10  $   -

Dividend paid per common share
(1)(2)(3)(4)                       $  0.10  $  0.08  $  0.14  $  0.10  $  0.08
_____________________________

(1) On May 14, 1998, the Company declared a cash dividend of $0.14 per common share payable on June 12, 1998 to stockholders of record on May 19, 1998.

(2) On April 30, 1999,the Company declared a cash dividend of $0.08 per common share payable on June 9, 1999 to stockholders of record on May 14, 1999.

(3) On May 18, 2000, the Company declared a cash dividend of $0.10 per common share payable on June 13, 2000 to stockholders of record on May 29, 2000.

(4) On May 10, 2001,the Company declared a cash dividend of $0.15 per common share that was paid on June 13, 2001 to stockholders of record on May 29, 2001.






Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company's two most significant components of revenue, which accounted for 43.1% and 44.7% of revenue, respectively, were generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA), which are short-haul express air freight carriers flying nightly contracts for a major express delivery company out of 80 cities, principally located in 30 states in the eastern half of the United States and in Puerto Rico, Canada and the Virgin Islands and its ground support equipment subsidiary, Global Ground Support, LLC (Global). Global manufactures, sells and services aircraft deicers and other ground support equipment.

      Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at March 31, 2001) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at March 31, 2001) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

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

      Mountain Aircraft Services, LLC's (MAS) aircraft component repair services contributed approximately $8,578,000 and $9,169,000 to the Company's revenues in fiscal 2001 and 2000, respectively, and are included in Aircraft Services and Other in the accompanying consolidated statement of earnings.

      Global Ground Support, LLC (Global), manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis.
Global  is  operated  as  a  subsidiary of MAS.   Global's  revenue  contributed
approximately $31,406,000 and $17,009,000 to the Company's revenues in fiscal 2001 and 2000, respectively. The significant increase in revenues in 2001 was primarily related to the June 1999 award of a four-year, $25,000,000 contract to supply deicing equipment to the United States Air Force. The Company was subsequently made aware that a competing bidder had filed a protest opposing the
awarding  of the  contract  to  Global.   In  September 1999 the  General
Accounting Office finalized the denial of the protest and upheld the awarding of the Air Force contract to Global. As a result of the delays created by this protest, revenue originally anticipated to commence during the quarter ending December 31, 1999 was delayed until the quarter ending March 31, 2000. Additionally, the protest and its resulting delay caused Global to incur substantial legal fees and additional overhead costs relating to fixed production costs which would have been absorbed by operations but were reallocated to other product lines during fiscal 2000 resulting in lower margins in the existing product lines.

      The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: air cargo, aviation services and aviation ground equipment.

      The accounting policies for all reportable segments are the same as those described in Footnote 1 of Notes to Consolidated Financial Statements.
The Company evaluates the performance of its operating segments based on operating income.





      The following table summarizes the changes and trends in the Company's expenses as a percentage of revenue:

                                         Fiscal Year Ended March 31,
                                        2001         2000       1999

Operating revenue (in thousands)       $70,246     $58,846    $52,120

Expense as a percentage of revenue:
   Flight operations                     21.30%      23.31%     27.20%
   Maintenance  and  brokerage           24.06       35.11      33.87
   Ground equipment                      37.43       25.58      22.03
   General  and administrative           12.44       12.78      13.84
   Depreciation  and  amortization        1.18        1.57       1.25


Total  costs and expenses                96.41%      98.35%     98.19%


Seasonality

     Global's business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts, started in fiscal 1999, to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. The Company expended exceptional effort in fiscal 1999 and 2000 to design and produce prototype equipment to expand its product line to include additional deicer models and three models of scissor-lift equipment for catering, cabin service and maintenance service of aircraft. These costs were expensed as incurred. As indicated above, in June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force for a total amount of approximately $25 million, and in January 2001 Global received a $7.1 million pedestal-mounted deicer contract with the Philadelphia International Airport, expected to be completed in the third quarter of fiscal 2002. The Company anticipates that revenue from these contracts will contribute to management's plan to reduce Global's seasonal fluctuation in revenues. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Fiscal 2001 vs. 2000

      Consolidated revenue increased $11,400,000 (19.4%) to $70,246,000 for the fiscal year ended March 31, 2001 compared to the prior fiscal year. The increase in 2001 revenue primarily resulted from increases in revenue from Global of $14,397,000 (84.6%) to $31,406,000 partially offset by decreases in MAS revenue of $591,000 (6.4%) to $8,578,000 and a $2,405,000 (7.4%) decrease in air cargo revenue to $30,262,000.

      Operating expenses increased $9,857,000 (17.0%) to $67,729,000 for fiscal 2001 compared to fiscal 2000. The net increase in operating expenses consisted of the following changes: cost of flight operations increased $1,248,000 (9.1%) as a result of increases in fuel, landing fees, pilot and flight personnel and costs associated with pilot travel; maintenance and brokerage expenses decreased $3,755,000 (18.2%) primarily as a result of decreases associated with cost of parts stock purchases and labor related to the decreased revenue of MAS's repair facility and by lower outside maintenance costs at MAC; ground equipment costs increased $11,244,000 (74.7%), as a result of increased sales at Global;
depreciation and amortization decreased $96,000 (10.4%) as a result of certain assets becoming fully depreciated, or written off during fiscal 2001; the general and administrative expense increase of $1,217,000 (16.2%) is primarily the result of increases in general wages and benefits, professional fees and staff expense.

     On a segment basis, the most significant impacts on the Company's operating results comparing the fiscal year ended March 31, 2001 to the prior period resulted from changes in parent company revenue and expense, the ground equipment operation at Global and the aircraft services operation at MAS. Current year corporate operating loss increased $420,000 due to increased general and administrative expense over the prior year and decreased investment income. In the fiscal year ended March 31, 2001, Global had an operating income of $2,049,000 compared to a prior period loss of $591,000, MAS had operating income of $274,000 compared to $650,000 in the prior year.
Several factors contributed to the changes in Global's and MAS's operating results. Global's current fiscal year revenue increased 84.6% compared to its prior fiscal year primarily due to commencement of the U.S. Air Force contract. MAS's current fiscal year revenue decreased 6.4% compared to its prior fiscal year revenue. The decrease in MAS revenue, and operating income, was primarily due to decreased brokerage sales and parts overhaul revenue. Operating income for the Company's overnight air cargo operations was $2,476,000 in the fiscal year ended March 31, 2001, a decrease of 7.6% from $2,680,000 in the prior fiscal year. The MAC decrease resulted from decreased levels of aircraft maintenance.

      Non-operating expense increased a net $225,000 due to increased current year interest expense related to higher levels of borrowing on the Company's line of credit to fund the expanded operations of Global and MAS and a decrease in investment income.

      Provision for income taxes increased $390,000 (146.9%) due to increased taxable income. The provision for income taxes for the fiscal years ended March 31, 2001, 2000 and 1999 were different from the Federal statutory rates due to state tax provisions and a reduction in the Company's excise tax accrual due to a favorable tax ruling.

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

     On a segment basis, the most significant impacts on the Company's operating results comparing the fiscal year ended March 31, 2000 to the prior period resulted from changes in parent company revenue and expense, the ground equipment operation at Global and the aircraft services operation at MAS. The corporate operating loss for the fiscal year-ended March 31,
2000 increased $622,000 due to the elimination of aircraft rental revenue and increased general and administrative and depreciation expense over the prior year. In the fiscal year ended March 31, 2000, Global had an operating loss of $591,000 compared to a prior period loss of $498,000, MAS had operating income of $650,000 compared to an operating loss of $79,000  in the prior year. Several factors contributed to the changes in Global's and MAS's operating results. Although Global's revenue for the fiscal year ended March 31, 2000 was 27.0% greater than revenue for the prior fiscal year, unused productive capacity and legal cost associated with the protest and delay in finalizing the Air Force contract and higher than normal production, engineering and design cost associated with the introduction of new products caused an increase in Global's current period loss. MAS's current fiscal year revenue increased 73.3% compared to its prior fiscal year. The increase in revenue, and operating income, was primarily due to increased brokerage sales and revenue and income generated by the expansion of aircraft component repair service offered by MAS's 145 repair facility located in Kinston, N.C.

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

      Provision for income taxes decreased $118,000 (30.8%) due to decreased taxable income. The provision for income taxes for the fiscal years ended March 31, 2000 and 1999 were different from the Federal statutory rates due to state tax provisions.


Liquidity and Capital Resources

     As of March 31, 2001 the Company's working capital amounted to $12,249,000, an increase of $5,673,000 compared to March 31, 2000. The net increase primarily resulted from changes made to the payment terms of the Company's line of credit which transferred $5,162,000 from notes payable to long term obligations.

     On May 31, 2001 the Company expanded its bank financing line to a $10,000,000 credit facility. Under the terms of the agreement, a $7,000,000 secured long-term revolving credit line which expires on August 31, 2002 replaced the Company's existing $8,500,000 unsecured short-term revolving credit line which was due to expire in August 2001. The remaining $3,000,000 of the credit facility was set up as a five-year term loan which expires on May 31, 2006 and is scheduled to be repaid in quarterly principal payments of $150,000, plus accrued interest.

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of March 31 2001, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 2001 was 5.28%. At March 31, 2001 and 2000, the amounts outstanding against the line were $5,763,000 and $3,988,000, respectively. At March 31, 2001, $2,737,000 was available under the entire credit facility.

      The Company has classified $5,162,000 of its outstanding balance on the credit line as of March 31, 2001 as long-term to reflect the terms included under the agreement signed on May 31, 2001. The Company also entered into a swap agreement on May 31, 2001 to fix the interest rate on the $3,000,000 term portion and $2,000,000 of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.50%.

      The respective years ended March 31, 2001, 2000 and 1999 resulted in the following changes in cash flow: operating activities used $1,129,000 and $1,531,000, respectively in 2001 and 1999 and provided $262,000 in 2000. Investing activities used $227,000, $172,000, and $733,000, respect-ively, in 2001, 2000 and 1999 and financing activities provided $1,310,000 and $2,533,000, respectively, in 2001 and 1999 and used $209,000 in 2000. Net cash decreased $47,000 and $119,000, respectively, in 2001 and 2000 and increased $69,000 for 1999.

      Cash used in operating activities was $1,392,000 more for the year ended March 31, 2001 compared to 2000 principally due to increases in accounts receiv-able and inventory partially offset by increases in net earnings and accrued expenses. Cash used in investing activities for the year ended March 31, 2001 was approximately $55,000 more than 2000, principally due to increased capital expenditures. Cash provided by financing activities was $1,519,000 more in 2001 compared to 2000 principally due to an increase in proceeds relating to borrowings under the line of credit.

      During the fiscal year ended March 31, 2001 the Company repurchased 61,200 shares of its common stock at a total cost of $186,783. Pursuant to its previously announced stock repurchase program, $189,919 remains available for repurchase of common stock.

      There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.10 per share cash dividend in June 2000 and declared a $0.15 per share cash dividend on May 10, 2001, paid on June 13, 2001 to shareholders of record dated May 29, 2001.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivatives and whether it qualifies for hedge accounting. SFAS No. 133 was effective for the Company beginning on April 1, 2001. The adoption of SFAS No. 133 did not significantly impact the Company's financial statements.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not hold or issue derivative financial instruments for trading purposes. On May 31, 2001 the Company entered into swap agreements to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of its credit facility at respective interest rates of 6.97% and 6.50% to reduce its exposure to the fluctuations of LIBOR-based variable interest rates. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the year-end balance of the line of credit, annual interest expense would have increased by approximately $58,000.

Item 8.   Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Air T, Inc.
Denver, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our respons-ibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Air T, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Charlotte, North Carolina

June 1, 2001




                          AIR T, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                 Year Ended March 31,
                                        2001             2000            1999

Operating Revenues (Note 9):
 Cargo                              $ 20,258,595    $ 18,823,692   $ 19,546,633
 Maintenance                           9,917,749      13,712,681     13,603,365
 Ground equipment                     31,405,711      17,009,311     13,395,761
 Aircraft services and other           8,663,818       9,300,454      5,574,258
                                      70,245,873      58,846,138     52,120,017


Operating Expenses:
 Flight operations                    14,965,001      13,717,147     14,176,484
 Maintenance and brokering            16,903,938      20,658,917     17,653,906
 Ground equipment                     26,295,686      15,052,477     11,481,881
 General and administrative            8,738,131       7,521,446      7,212,251
 Depreciation and amortization           826,018         921,791        648,929
                                      67,728,774      57,871,778     51,173,451

 Operating Income                      2,517,099         974,360        946,566


Non-operating Expense (Income):
 Interest                                745,077         638,138        330,821
 Deferred retirement expense (Note 11)    24,996          24,996         24,996
 Investment income                      (114,467)       (183,227)      (196,624)
 Increase in Cash surrender value
  of life insurance                      (95,457)       (133,378)      (121,929)
 Other                                    12,075             256          2,828
                                         572,224         346,785         40,092

 Earnings Before Income Taxes          1,944,875         627,575        906,474

Income Taxes (Note 10)                   655,950         265,718        383,770

Net Earnings                 $         1,288,925    $    361,857   $    522,704


Net Earnings Per Share (Note 12):
    Basic                    $              0.47    $        0.13  $       0.19
    Diluted                  $              0.46    $        0.13  $       0.19

Weighted Average Shares Outstanding:
    Basic                              2,733,428        2,757,549     2,697,509
    Diluted                            2,780,732        2,837,398     2,793,954

See notes to consolidated financial statements.

                          AIR T, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                               March 31,
                                                           2001         2000

ASSETS (Note 6)

Current Assets:
    Cash and cash equivalents                         $    97,799   $   144,513
    Marketable securities (Note 2)                        875,836     1,295,678
    Accounts receivable, less allowance for
         doubtful accounts of $163,862 in 2001 and
         $159,058 in 2000                              11,089,528     7,960,978
 Costs and estimated earnings in excess of billings on
       uncompleted contracts (Note 4)                     194,067       210,178
    Inventories (Note 3)                               10,783,686     9,545,879
    Deferred tax asset (Note 10)                          444,764       321,097
    Prepaid expenses and other                            203,765       228,757
      Total Current Assets                             23,689,445    19,707,080


Property And Equipment (Note 1):
    Furniture, fixtures and improvements                6,472,103     5,600,249
    Flight equipment and rotables inventory             1,153,301     1,057,531
                                                        7,625,404     6,657,780
    Less depreciation                                  (4,371,232)   (3,867,778)
    Property and equipment, net                         3,254,172     2,790,002


Deferred Tax Asset (Note 10)                              567,282       438,554
Intangible Pension Asset (Note 11)                        361,631       430,778
Other Assets                                              660,682       570,032

     Total Assets                                     $28,533,212   $23,936,447











See notes to consolidated financial statements.



                          AIR T, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                             March 31,
                                                         2001           2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable to bank (Note 6)                    $   -         $ 3,988,191
    Accounts payable                                    8,879,628     7,517,640
    Accrued expenses (Note 5)                           1,573,468     1,090,838
    Income taxes payable (Note 10)                        287,846       470,247
    Current portion of long-term obligations
     (Notes 6 & 7)                                        699,719        64,833

       Total Current Liabilities                       11,440,661    13,131,749

Capital Lease Obligations (less current
    portion) (Note 7)                                     105,007        36,440
Long-term Debt (less current portion) (Note 6)          5,163,829          -
Deferred Retirement Obligations (less current
   portion) (Note 11)                                   1,653,400     1,512,377

Stockholders' Equity (Note 8):
   Preferred stock, $1 par value, authorized
        10,000,000 shares, none issued                       -             -
   Common stock, par value $.25; authorized
        4,000,000 shares; 2,705,153 and
        2,740,353 shares issued and outstanding
        in 2001 and 2000, respectively                    676,288       684,416
   Additional paid in capital                           6,828,640     6,976,795
   Retained earnings                                    3,206,642     2,192,574
   Accumulated other comprehensive loss                  (541,255)     (597,904)
      Total Stockholders' Equity                       10,170,315     9,255,881

        Total Liabilities and Stockholders' Equity    $28,533,212   $23,936,447




See notes to consolidated financial statements.



                          AIR T, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended March 31,
                                                2001        2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                             $ 1,288,925  $  361,857  $  522,704
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization              826,018     921,791     648,929
    Deferred tax provision                    (252,395)   (101,046)   (233,625)
    Net periodic pension cost                  240,385     219,456     166,853
   Changes in assets and liabilities which
    provided (used) cash:
   Accounts receivable, net of doubtful
    accounts provision                      (3,128,550)   (951,991)   (335,886)
   Inventories                              (1,666,185) (2,816,130) (1,599,932)
   Prepaid expense and other                   (49,547)   (461,826)    (85,338)
   Accounts payable                          1,361,988   3,249,750     292,257
   Accrued expenses                            432,626    (629,703)   (143,728)
   Income taxes payable                       (182,401)    470,247    (762,961)
     Total adjustments                      (2,418,061)    (99,452) (2,053,431)
  Net cash provided by (used in)
  operating activities                      (1,129,136)    262,405  (1,530,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of fixed assets                           30,581        -           -
 Capital expenditures                         (720,545)   (647,074) (1,248,318)
 Purchase of marketable securities                -       (100,000)   (189,250)
 Sale and maturity of marketable securities    462,617     575,143     504,503
 Net cash used in investing activities        (227,347)   (171,941)   (933,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit, net           1,775,638      94,689   2,977,423
 Payment of cash dividend                     (274,858)   (220,278)   (377,687)
 Repurchase of common stock                   (186,783)    (78,437)   (149,500)
 Other                                          (4,228)     (5,287)     83,000
 Net cash provided by (used in) financing
   activities                                1,309,769    (209,313)  2,533,236

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (46,714)   (118,849)     69,444
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                         144,513     263,362     193,918

CASH AND CASH EQUIVALENTS AT END OF YEAR   $    97,799  $  144,513  $  263,362


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Capital leases entered into during
   fiscal year                             $   138,181  $   30,236  $     -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                              $   722,885  $  608,938  $  349,560
     Income taxes paid/
       (refunds received)                    1,091,684    (596,993)  1,566,436

See notes to consolidated financial statements.

                            AIR T, INC.AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Accumulated
                 Common Stock (Note 8)                        Other
                                     Additional            Comprehen-  Total
                                      Paid-In   Retained       sive    Stock-
                  Shares      Amount  Capital   Earnings      Income   holders'
                                                  (Loss)               Equity
Balance,
March 31, 1998  2,711,653 $  677,241 $7,128,907 $1,905,978 $    -    $9,712,126

Comprehensive Income:
 Net earnings                                      522,704
 Other Comprehensive Loss:
   Unrealized loss on
   available-for-sale securities                            (154,745)
Total Comprehensive Income                                              367,959
Repurchase and
 retirement of
 common stock     (23,000)    (5,750)  (143,750)      -         -      (149,500)
Exercise of stock
  options          76,000     19,000     64,000       -         -        83,000
Cash dividend
  ($.14 per share)    -          -          -     (377,687)     -      (377,687)

Balance, March
  31, 1999      2,764,653    690,491  7,049,157  2,050,995  (154,745) 9,635,898

Comprehensive Income:
 Net earnings                                      361,857
 Other Comprehensive Loss:
 Unrealized loss on
  available-for-sale securities                             (315,438)
 Excess of additional pension
  liability over unrecognized
  prior service cost                                        (127,721)
Total Comprehensive Loss:                                               (81,302)
Repurchase and
 retirement of
 common stock     (24,300)    (6,075)   (72,362)      -         -       (78,437)
Cash dividend ($.08 per share)   -          -     (220,278)     -      (220,278)

Balance, March
  31, 2000      2,740,353    684,416  6,976,795  2,192,574  (597,904) 9,255,881

Comprehensive Income:
 Net earnings                                    1,288,925
 Other Comprehensive Income:
  Unrealized loss on
   available-for-sale securities                              74,980
  Excess of additional pension
   liability over unrecognized
   prior service cost                                        (18,331)
Total Comprehensive Income                                            1,345,574
Repurchase and
  retirement of
 common stock     (61,200)   (14,628)  (172,155)      -          -     (186,783)
Exercise of
  stock options    26,000      6,500     24,000       -          -       30,500
Cash dividend
  ($.15 per share)    -          -          -     (274,858)      -     (274,858)

Balance, March
  31, 2001      2,705,153  $ 676,288 $6,828,640 3,206,642 $(541,255)$10,170,315

See notes to consolidated financial statements.


                          AIR T, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principal Business Activities - The Company, through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight, a provider of aircraft parts, engine overhaul management and component repair services and a manufacturer of aircraft ground service equipment.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain Air Cargo, Inc., CSA Air, Inc., Mountain Aircraft Services, LLC and Global Ground Support, LLC. All significant intercompany transactions and balances have been eliminated.

     Concentration of Credit Risk - The Company's potential exposure to concentrations of credit risk consists of trade accounts receivable. Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers' financial condition.

     Substantially  all  of  the Company's customers  are  concentrated  in  the aviation  industry  and  revenue  can be  materially  affected  by  current economic  conditions and the price of certain supplies such as  fuel, the
     cost of which is passed through to the customer.   The Company has customer
     concentrations in two areas of operations, air cargo which provides service to one major customer and aviation parts and repair service which provides service to approximately 75 customers, five of which are considered major customers. The loss of a major customer would have a material impact on the Company's results of operations.

     Cash  Equivalents   - Cash equivalents consist of liquid  investments  with
     maturities of three months or less when purchased.

     Marketable Securities - Marketable securities consists primarily of individual stocks, bonds, mutual funds and certificates of deposit. The Company has classified marketable securities as available-for-sale and they are carried at fair value. Unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are determined by calculating the
     difference  between the basis of each   specifically identified market-
     able security sold and its sales price.

     Inventories - Inventories of the manufacturing subsidiary are carried at the lower of cost (first in, first out) or market. Parts and supplies inventory are carried at the lower of average cost or market. Consistent with industry practice, the Company includes aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used within one year.

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

                 Flight equipment and intellectual property          7 years
                 Other equipment and furniture                  3 to 7 years

     Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method, in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts", as a result of a significant increase in overhaul contracts in fiscal 2000. Prior to 2000 such contracts were immaterial. Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date, if necessary adjusted for specific profit margins, to estimated total cost for each contract or workorder. Contract costs include all direct material and labor costs and overhead costs related to contract performance. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Such contracts generally have no customer retainage provisions. Except for a manufacturing contract at Global, which is billed on a progress billing basis, the Company generally bills its customer at the time of completion of the contract or workorder.

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

     Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, inventory reserve, intangible pension asset, deferred retirement obligations and revenue recognized under the percentage of completion method.

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for the Company beginning on April 1, 2001. The adoption of SFAS No. 133 did not significantly impact the Company's financial statements.

     Reclassifications - Certain reclassifications have been made to 2000 and 1999 amounts to conform to current year presentation.

2.   MARKETABLE SECURITIES

     At March 31, 2001 and 2000, marketable securities consist of the following investment types:

                                           2001                      2000
           Real estate trust      $       98,000           $       140,000
           Mutual funds                  764,336                   970,010
           Equity securities                 -                      68,814
           Certificate of deposit         13,500                   116,854

           Total                  $      875,836           $     1,295,678


     The Company recorded a realized gain of approximately $40,000 in 2001 and a realized loss of approximately $26,000 in 2000 in the accompanying consolidated statements of earnings.


3.   INVENTORIES

     Inventories consist of the following:

                                                        March 31,
                                                  2001               2000
          Aircraft parts and supplies          $ 5,458,684      $  3,626,641
          Aircraft equipment manufacturing:
            Raw materials                        2,666,270         3,198,978
            Work in process                      1,131,565         1,486,847
            Finished goods                       1,527,170         1,233,413

            Total                              $10,783,686      $  9,545,879


4.   UNCOMPLETED CONTRACTS

     Overhaul contracts in process accounted for under the percentage of completion method at March 31, 2001 and 2000 are summarized as follows:

                                                          2001           2000
           Costs incurred on uncompleted contracts  $    53,953     $  126,731
           Estimated earnings                           140,114         83,447
           Subtotal                                     194,067        210,178
           Less billings to date                           -              -
           Costs and estimated earnings in excess of
           billings on uncompleted contracts        $   194,067     $  210,178


5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                         March 31,
                                                     2001           2000

          Salaries, wages and related items    $    661,600   $    677,345
          Profit sharing                            403,466        129,189
          Other                                     508,402        284,304

          TOTAL                                $  1,573,468   $  1,090,838

6.   FINANCING ARRANGEMENTS

     On May 31, 2001 the Company expanded its bank financing line to a $10,000,000 credit facility. Under the terms of the agreement, a $7,000,000 secured long-term revolving credit line, which expires on August 31, 2002, replaced the Company's existing $8,500,000 unsecured short-term revolving credit line, which was due to expire in August 2001. The remaining $3,000,000 of the credit facility was set up as a five-year term loan which expires on May 31, 2006 and is scheduled to be repaid in quarterly principal payments of $150,000 plus accrued interest.


     Long-term debt maturities are as follows (adjusted to reflect the subsequent refinancing in May 2001):


              2002                        $    450,000
              2003                             600,000
              2004                           3,364,000
              2005                             600,000
              2006                             600,000
              Thereafter                       150,000

              Total                       $  5,764,000



     Both the credit facility in effect at March 31, 2001 and the new credit facility contain customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of March 2001, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 2001 was 5.28%. At March 31, 2001 and 2000, the amounts outstanding against the line were $5,764,000 and $3,988,000, respectively. At March 31, 2001,
     $2,736,000 was available under the entire credit facility.

     The Company has classified $5,162,000 of its outstanding bank debt as long-term as of March 31, 2001 to reflect the terms included under the agreement signed on May 31, 2001. The Company also entered into a swap agreement on May 31, 2001 to fix the interest rate on the $3,000,000 term portion and $2,000,000 of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.50%.

7.   LEASE COMMITMENTS

     The Company has operating lease commitments for office equipment and its office and maintenance facilities as well as capital leases for certain office and other equipment. The Company leases its corporate office and certain maintenance facilities from a company controlled by Company officers for $8,073 per month under a five year lease which expired in May 2001. In May 2001, the lease was renewed through May 2006, at $9,147 per month.

     In August 1996, the Company relocated certain portions of its maintenance operations to a new maintenance facility located at the Global TransPark in Kinston, N. C. Under the terms of the long-term facility lease, after an 18 month grace period (from date of occupancy), rent will escalate from $2.25 per square foot to $5.90 per square foot, per year, over the 21.5 year life of the lease. However, based on the occurrence of certain events the lease may be canceled by the Company. The Company currently considers the lease to be non-cancelable for seven years and has calculated rent expense on a straight-line basis over this portion of the lease term.

     In August 1997 Global, located in Olathe, Kansas, leased approximately 57,000 square feet of manufacturing space for $17,030 per month, under a two-year operating lease originally set to expire in September 1999. In September 1998, the lease was expanded to 112,500 square feet of manufacturing and office space for $35,903 per month expiring August 2001. In April 2001, the lease was renewed through August 2006, monthly rental will increase from $28,967 to $30,847 over the life of the lease.

     At March 31, 2001, future minimum annual lease payments under capital and non-cancellable operating leases with initial or remaining terms of more than one year are as follows:

                                             Capital              Operating
                                              Leases                Leases

     2002                               $      59,091          $    802,389
     2003                                      44,964               490,699
     2004                                      38,036               421,076
     2005                                      35,223               364,476
     2006                                      13,115               370,104

     Total minimum lease payments       $     190,429          $  2,448,744

     Less amount representing interest         35,703

     Present value of lease payments          154,726

     Less current maturities                   49,719

     Long-term maturities               $     105,007

     Rent expense for operating leases amounted to approximately $819,000, $728,000, and $623,000 for 2001, 2000 and 1999, respectively. Rent expense to related parties was $96,900 for 2001, 2000 and 1999, respectively.

8.   STOCKHOLDERS' EQUITY

     The Company may issue up to 10,000,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 2001.

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

     The following table summarizes information about stock options at March 31, 2001:

                    Options Outstanding               Options Exercisable
                              Weighted
                               Average     Weighted               Weighted
                             Remaining     Average                Average
    Exercise   Options      Contractual    Exercise     Options   Exercise
     Price   Outstanding    Life (Years)     Price    Exercisable   Price

      1.25       8,000             .1          1.25        8,000      1.25
      2.75     157,200            2.0          2.75      104,800      2.75
      3.19      89,000            3.6          3.19       89,000      3.19
      6.38       5,000            7.4          6.38        5,000      6.38

$1.25 to 6.38  259,200            2.6       $  2.93      206,800    $ 2.97



          Option information is summarized as follows:

                                        Weighted Average
                                      Shares         Exercise Price Per Share
     Outstanding March 31, 1998       110,000                   1.12
       Granted                        162,200                   2.86
       Exercised                      (76,000)                  1.09
     Outstanding March 31, 1999       196,200                   2.57
       Granted                         89,000                   3.19
     Outstanding March 31, 2000       285,200                   2.77
       Exercised                      (26,000)                  1.17
     Outstanding March 31, 2001       259,200                   2.93


     The fair value of options granted in 2000 and 1999, is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below. No options were granted in 2001.

                                                        2000         1999
      Weighted average fair value per option        $   1.62     $     1.15
      Assumptions used:
       Weighted average expected volatility            65.1%          61.0%
       Weighted average expected dividend yield         2.4%           2.2%
       Weighted average risk-free interest rate         6.59%          5.70%
       Weighted average expected life, in years         4.6            3.0


     The Company measures stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and FASB Interpretation No.
     28. Had compensation cost for the Company's stock-based compensation awards been determined at the grant dates based on the fair market value method described in FASB Statement No. 123, "Accounting for Stock-Based Compensation" the Company's pro forma net income would have been $1,240,350, or $0.45 per diluted share, and $279,927, or $0.10 per diluted share, respectively, for 2001 and 2000. The effect on 1999 was immaterial.

     The Company has announced its intention to repurchase up to $3,400,000 of the Company's common stock under a share repurchase program. At March 31, 2001 the Company had repurchased a total of 776,280 shares at a total cost of $3,210,082 and may expend up to an additional $189,919 under this program.

9.   REVENUES FROM MAJOR CUSTOMER

     Approximately 43.1%, 55.5% and 63.1% of the Company's revenues were derived from services performed for a major air express company in 2001, 2000 and 1999, respectively. Approximately 13.9% of the Company's revenue for 2001 was generated from Global's U.S. Air Force contract.

10.  INCOME TAXES

     The provision for income taxes consists of:
                                                 Year Ended March  31,
                                         2001             2000           1999
     Current:
     Federal                     $     730,000     $    300,000     $   583,000
     State                             178,000           67,000          35,000
        Total current                  908,000          367,000         618,000
     Deferred:
     Federal                          (207,000)         (83,000)       (192,000)
     State                             (45,000)         (18,000)        (42,000)
        Total deferred                (252,000)        (101,000)       (234,000)

     Total                       $     656,000     $    266,000     $   384,000

     Due to a favorable IRS ruling regarding possible tax assessments, the Company reduced its tax valuation allowance in fiscal 2001.

     The consolidated income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:
                                                 2001        2000         1999

     Income tax provision at U.S.
       Statutory rate                       $  661,000   $  213,000  $  308,000
     State income taxes                         94,000       32,000      52,000
     Reduction in valuation
       allowance                              (137,000)        -           -
     Meal and entertainment disallowance        21,000       17,000      21,000
     Other net                                  17,000        4,000       3,000

     Income tax provision                   $  656,000   $  266,000  $  384,000



     The tax effect of temporary differences that gave rise to the Company's deferred tax assets at March 31, 2001 and 2000 are as follows:
                                           2001                   2000
     Book accruals over tax, net:
       Warranty reserve             $     80,123            $     57,903
       Accounts receivable reserve        66,210                  61,428
       Accrued insurance                  25,561                  21,378
       Accrued vacation                   79,467                  72,093
       Deferred compensation             519,111                 387,698
       Other                             198,884                  89,035
     Fixed assets                         42,690                  70,166

     Total                          $  1,012,046            $    759,651

     The deferred tax asset is classified in the accompanying 2001 and 2000 consolidated balance sheets according to the classification of the related asset and liability.


11.  EMPLOYEE BENEFITS

     The Company has a 401K defined contribution plan (AirT 401(K) Retirement
     Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March 31, 2001, 2000 and 1999 was $229,000, $229,000, and $191,000,
     respectively.

     The Company, in each of the past three years, has paid a discretionary
     profit  sharing  bonus  in  which  all employees  have  participated.   The
     Company's March 31, 2001, 2000, and 1999 expense was $400,000, $126,000 and
     $147,000, respectively.

     Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The following table sets forth the funded status of the plan at March 31, 2001 and 2000.


                                                  March 31,
                                            2001               2000

     Vested benefit obligation and
       accumulated benefit obligation $    1,392,100     $    1,204,109
     Projected benefit obligation          1,395,178          1,206,770
     Plan assets at fair value                  -                  -

     Projected benefit obligation
       greater than plan assets            1,395,178          1,206,770
     Unrecognized prior service cost        (361,631)          (432,356)
     Unrecognized actuarial gain/(loss)     (147,552)          (128,804)
     Adjustment required to recognize
       minimum liability                     506,105            558,499

     Accrued pension cost recognized in
       the consolidated
       balance sheet                  $    1,392,100     $    1,204,109


     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plan. The additional liability has been offset by an intangible asset to the extent of prior service cost. The portion of the additional liability which exceeds the unrecognized prior service cost in fiscal 2001 totaled $18,331 and is reported as a component of accumulated other comprehensive loss.

     The projected benefit obligation was determined using an assumed discount rate of 7% and an assumed rate of return on assets of 6%. The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

     Net periodic pension expense for fiscal 2001 and 2000 included the following:

                                            2001            2000

     Future service cost             $      58,826     $     53,106
     Interest cost                          87,425           77,987
     Amortization                           94,134           88,363

     Net periodic pension cost       $     240,385     $    219,456


     The Company's former Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over the next 10 years. As of March 31, 2001 accruals related to the unpaid present value of the benefit amounted to approximately $308,000(of which approximately $260,000 is included under deferred retirement obligations in the accompanying balance sheet). The net periodic pension costs are included in general and administrative expenses in the accompanying consolidated statements of earnings.

12.  NET EARNINGS PER COMMON SHARE

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares.

     The computation of basic and diluted earnings per common share is as follows:

                                              Year Ended March 31,

                                          2001          2000       1999

     Net earnings                     $ 1,288,925   $  361,857   $   522,704

     Weighted average common shares:
     Shares outstanding - basic         2,733,428    2,757,549     2,697,509
     Dilutive stock options                47,304       79,849        96,445
     Shares outstanding - diluted       2,780,732    2,837,398     2,793,954

     Net earnings per common share:
     Basic                            $      0.47   $     0.13   $      0.19
     Diluted                          $      0.46   $     0.13   $      0.19




13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (in thousands except per share data)

                                        FIRST     SECOND      THIRD     FOURTH
                                       QUARTER    QUARTER    QUARTER    QUARTER
     2001
     Operating Revenues               $ 14,412   $ 15,110   $ 20,583   $ 20,141
     Operating Income                      406        458      1,051        602
     Earnings Before Income Taxes          280        282        822        561
     Net Earnings                          165        167        498        459

     Net Earnings Per Share -Basic    $   0.06   $   0.06   $   0.18   $   0.17
     Net Earnings Per Share -Diluted      0.06       0.06       0.18       0.16

     2000
     Operating Revenues               $ 10,790   $ 13,906   $ 15,579   $ 18,571
     Operating  Income (Loss)              109       (618)       761        721
     Earnings (Loss) Before Income Taxes    19       (751)       602        758
     Net Earnings (Loss)                    11       (465)       374        442

     Net Earnings (Loss) Per Share
        -Basic                        $   0.00   $  (0.17)  $   0.14   $   0.16
     Net Earnings (Loss) Per Share
        -Diluted                          0.00      (0.17)      0.14       0.16



14.  SEGMENT INFORMATION

     The  Company's four subsidiaries operate in three business segments.   Each
     business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services, and aviation ground equipment.

     The accounting policies for all reportable segments are the same as those described in Footnote 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income.

     Segment data is summarized as follows:



                                              Year Ended March 31,
                                     2001             2000             1999
     Operating Revenues
       Overnight Air Cargo      $ 30,262,362     $ 32,667,694     $ 33,433,473
       Ground Equipment           31,405,711       17,009,311       13,395,761
       Aviation Services           8,577,800        9,169,133        5,290,783
       Corporate                         -                -                -
       Total                    $ 70,245,873     $ 58,846,138     $ 52,120,017


     Operating Income (Loss)
       Overnight Air Cargo      $  2,475,522     $  2,679,793     $  2,665,801
       Ground Equipment            2,048,843         (591,440)        (497,629)
       Aviation Services             274,337          650,033          (79,329)
       Corporate (1)              (2,281,603)      (1,764,026)      (1,142,277)
       Total                    $  2,517,099     $    974,360     $    946,566


     Identifiable Assets
       Overnight Air Cargo      $ 11,635,258     $ 10,690,024     $ 10,231,038
       Ground Equipment            5,902,969        3,366,272        2,056,020
       Aviation Services           1,760,016          948,855          210,882
       Corporate                   9,234,969        8,931,296        8,353,704
       Total                    $ 28,533,212     $ 23,936,447     $ 20,851,644


     Capital Expenditures, net
       Overnight Air Cargo      $    371,505     $    353,409     $    258,621
       Ground Equipment               77,288           58,483          623,545
       Aviation Services             229,650          132,238          195,930
       Corporate                      42,102          108,497          173,050
       Total                    $    720,545     $    652,627     $  1,251,146


     Depreciation and
      Amortization
       Overnight Air Cargo      $    261,122     $    322,479     $    203,954
       Ground Equipment              271,496          283,664          174,415
       Aviation Services             146,683          161,781          156,856
       Corporate                     146,717          153,867          113,704
       Total                    $    826,018     $    921,791     $    648,929


     (1) Includes income from inter-segment transactions.

15.  COMMITMENTS AND CONTINGENCIES

     The Company is currently aware of certain employee, product liability and environmental matters, some of which involve pending or threatened lawsuits. If adversely decided, management believes the results of these pending or threatened lawsuits would not have a material adverse effect on the Company.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this
Item 9.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     J. Hugh Bingham, age 55, has served as President and Chief Operating Officer of the Company since April 1997, as Senior Vice President of the Company from June 1990 until April 1997, as Executive Vice President from June 1983 to June 1990, and as a director since March 1987. Mr. Bingham also serves as Chief Executive Officer and a director of MAC, as Chief Executive Officer of MAS and as an Executive Vice President and director of CSA.

     Walter Clark, age 44, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

     John J. Gioffre, age 57, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA and as Vice President-Finance, Treasurer and Secretary of MAS.

     J. Leonard Martin, age 64, was elected a director in August 1994 and joined the Company as a Vice President in April 1997. From June 1995 until April 1997, Mr. Martin was an independent aviation consultant. From April 1994 to June 1995, Mr. Martin served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston, North Carolina. From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

     William H. Simpson, age 53, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MAS.

     Menda J. Street, age 49, has served as Vice President of MAC since 1984, and in various other capacities at MAC since 1979.

     Claude S. Abernethy, Jr., age 74, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of IJL Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor. Mr. Abernethy is also a director of Carolina Mills, Inc. and Ridgeview Incorporated.

     Sam Chesnutt, age 67, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

     Allison T. Clark, age 45, has served as a director of the Company since May
1997.   Mr. Clark has been self-employed in the real estate development business since 1987.

     Herman A. Moore, age 71, was elected a director of the Company on June  22,
1998.   Mr.  Moore is the president of Herman A. Moore & Assoc.,  Inc.,  a  real estate development company.

     George C. Prill, age 78, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, since November 1992 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

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

     To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2001 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, except that Mr. Simpson was late in filing a Form 4 report with respect to his exercise of options.


Item 11.  Executive Compensation.

     The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company's Chief Executive Officer and to the four other executive officers on March 31, 2001 with total compensation of $100,000 or more.













SUMMARY COMPENSATION TABLE

                                                               Long-term
                                   Annual Compensation     Compensation Awards
Name and Principal                                        Securities Underlying
   Position               Year  Salary ($)(1)   Bonus ($)      Options (#)
Walter Clark              2001     125,732        46,900           -
Chief Executive Officer   2000     126,035        15,080         50,000
                          1999     132,527        20,900           -

J. Hugh Bingham           2001     193,004        46,900           -
President                 2000     196,032        15,080           -
                          1999     203,774        20,900          9,000

John J. Gioffre           2001     121,788        35,175           -
Vice President            2000     121,948        11,311           -
                          1999     128,297        15,675          9,000

J. Leonard Martin         2001     122,673        24,880           -
Vice President            2000     122,205         6,880           -
                          1999     129,955         4,000          9,000

William H. Simpson        2001     194,803        46,900           -
Executive Vice President  2000     195,169        15,080          9,000
                          1999     204,008        20,900           -

__________________________________________
(1) Includes perquisites in aggregate amount no greater than 10% of the officer's base salary plus bonus.

     The following table sets forth, for each of the executive officers listed in the Summary Compensation Table who exercised options to purchase shares of Common Stock during the most recent fiscal year, the number of shares purchased and the value realized upon exercise, which is determined based on the aggregate fair market value of the shares at the time of the exercise minus the aggregate exercise price. The table also sets forth the number of shares of Common Stock underlying unexercised options at March 31, 2001 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 2001 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($4.00 per share) and the exercise price of the options.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES




                                         Number of             Value of
                                         Securities            Unexercised
                   Shares               Underlying            In-the-Money
                  Acquired    Value     Unexercised              Options
                     On     Realized Options at FY-End (#)     at FY-End ($)
Name              Exercise #   ($)   Exercisable  Unexer-               Unexer-
                                                  cisable  Exercisable  cisable

Walter Clark          -         -       50,000       -        40,500       -

J. Hugh Bingham     6,000    11,630      6,000     3,000       7,500     3,750

John J. Gioffre     4,000     7,750      6,000     3,000       7,500     3,750

J. Leonard Martin     -         -        6,000     3,000       7,500     3,750

William H. Simpson 16,000    35,500     17,000       -        13,770       -

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                            CERTAIN BENEFICIAL OWNERS

      The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of June 1, 2001 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


 Title of                                            Amount of
 Class              Name and Address of          Beneficial Ownership  Percent
                    Beneficial Owner               as of June 1, 2001  Of Class

Common Stock,       Walter Clark and Caroline           1,342,416(1)     48.7%
par value $.25 per  Clark, Executors (1)
share               P.O. Box 488
                    Denver, North Carolina 28650

                    William H. Simpson                    270,580(2)     10.0%
                    P.O. Box 488
                    Denver, North Carolina
                    28650

_____________________________

(1) Includes 1,279,272 shares controlled by such individuals as the executors of the estate of David Clark, 10,922 shares owned by Walter Clark, 50,000 shares purchasable by Walter Clark under options awarded by the Company and 2,222 shares owned by Caroline Clark.

(2) Includes 1,200 shares held jointly with J. Hugh Bingham and 20,500 shares under options granted by the Company.





      The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2001. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.





















             SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                       Shares and Percent of Common Stock

                      Beneficially Owned as of June 1, 2001
Name                                                              Position  with
Company                         No. of Shares                           Percent

J. Hugh Bingham           President, Chief Operating   125,680(1)(2)       4.6%
                          Officer, Director

Walter Clark              Chairman of the Board of   1,340,194(3)         48.6%
                          Directors and Chief
                          Executive Officer

John J. Gioffre           Vice President-Finance,       63,580(4)          2.3%
                          Chief Financial Officer,
                          Secretary and Treasurer,
                          Director

J. Leonard Martin         Vice President,                6,100(5)            *
                          Director

William H. Simpson        Executive Vice President,    270,580(1)(6)      10.0%
                          Director

Claude S. Abernethy, Jr.  Director                      44,011(7)(8)       1.6%

Sam Chesnutt              Director                      12,100(7)            *

Allison T. Clark          Director                       3,222(7)            *

Herman A. Moore           Director                      31,000(7)          1.1%

George C. Prill           Director                      46,966(7)          1.7%

All directors and         N/A                        1,963,233(9)         70.3%
executive officers as
a group (11 persons)

__________________________________________

*    Less than one percent.
(1)  Includes 1,200 shares jointly held by Messrs. Simpson and Bingham.
(2)  Includes 6,000 shares under options granted by the Company to Mr. Bingham.
(3) Includes 1,279,272 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor and 50,000 shares under options granted by the Company to Mr. Walter Clark.
(4)  Includes 6,000 shares under options granted by the Company to Mr. Gioffre.
(5) Such 100 shares are held by Mr. Martin's spouse of which shares Mr. Martin disclaims beneficial ownership and 6,000 shares under options granted by the Company to Mr. Martin.
(6)  Includes 9,000 shares under options granted by the Company to Mr. Simpson.
(7)  Includes 1,000 shares under options granted by the Company.
(8) Includes 20,400 shares held by the Estate of Raenelle B. Abernethy, of which Mr. Abernethy is the executor.
(9) Includes an aggregate of 88,000 shares of Common Stock members of such group have the right to acquire within 60 days.



Item 13.  Certain Relationships and Related Transactions.

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by J. Hugh Bingham, William H. Simpson, John J. Gioffre, the estate of David Clark and three unaffiliated third parties. Walter Clark and Allison Clark are beneficiaries of the estate of David Clark, and Walter Clark is also a co-executor of the estate. On May 31, 2001, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. Upon the renewal, the monthly rental payment was increased from $8,073 to $9,147. The Company paid aggregate rental payments of $96,876 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2001. The Company believes that the terms of such lease are no less favorable to the Company than would be available from an independent third party.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

1.   Financial Statements

The following financial statements are incorporated herein by reference in Item 8 of Part II of this report:

     (i)  Independent Auditors' Report.
     (ii) Consolidated Balance Sheets as of March 31, 2001 and 2000.
     (iii)Consolidated Statements of Earnings for each of the three years in the period ended March 31, 2001.
     (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2001.
(v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2001.
(vi) Notes to Consolidated Financial Statements.

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

     10.1 Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, in-corporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

     10.2 Loan Agreement among Bank of America, the Company and its subsidiaries dated August 31, 2000, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

     10.3 Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994

     10.4 Adoption Agreement regarding the Company's Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993*

     10.5 Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000*.

     10.6 Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995

     10.7 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for the fiscal year ended
          March 31, 1996*

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


b.   Reports on Form 8-K.

     No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          AIR T, INC.

By:        /s/ Walter Clark
          Walter Clark, Chief Executive Officer
          (Principal Executive Officer)


Date:  June 14, 2001


By:        /s/ John J. Gioffre
          John J. Gioffre, Chief Financial Officer
          (Principal Financial and Accounting Officer)


Date: June 14, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:        /s/ Claude S. Abernethy
          Claude S. Abernethy, Jr., Director


Date: June 14, 2001



By:        /s/  J. Hugh Bingham
          J. Hugh Bingham, Director


Date: June 14, 2001



By:        /s/  Allison T. Clark
          Allison T. Clark, Director


Date: June 14, 2001



By:        /s/  Walter Clark
          Walter Clark, Director


Date: June 14, 2001




By:        /s/  Sam Chesnutt
          Sam Chesnutt, Director


Date: June 14, 2001



By:        /s/  John J. Gioffre
          John J. Gioffre, Director


Date: June 14, 2001



By:        /s/  J. Leonard Martin
          J. Leonard Martin, Director


Date: June 14, 2001



By:        /s/  Herman A. Moore
          Herman A. Moore, Director


Date: June 14, 2001



By:        /s/ George C. Prill
          George C. Prill, Director


Date: June 14, 2001



By:        /s/  William Simpson
          William Simpson, Director


Date: June 14, 2001