Form 10-Q
period 2001-06-30
AIR T INC
filed 2001-08-14
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             June 30, 2001
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

     2,711,953 Common Shares, par value of $.25 per share were outstanding as of August 10, 2001


This filing contains 38 pages.














                          AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three-month periods ended
     June 30, 2001 and 2000 (Unaudited)                            3

     Consolidated Balance Sheets at
     June 30, 2001 (Unaudited)
     and March 31, 2001                                            4

     Consolidated Statements of Cash
     Flows for the three-month periods
     ended June 30, 2001 and 2000 (Unaudited)                      5

     Notes to Consolidated Financial
     Statements (Unaudited)                                      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     8-13

     Item 3.  Quantitative and Qualitative Disclosure
              About Market Risk                                   14

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                    15

              Signatures                                          16

              Exhibit Index                                       17

              Exhibits                                         18-38
















                                        2

                          AIR T, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                  Three Months Ended
                                                        June 30,
                                                2001              2000


Operating Revenues:
   Cargo                                   $  4,736,789     $  4,254,410
   Maintenance                                2,240,761        2,579,679
   Ground equipment                           9,037,732        5,723,587
   Aircraft services and other                1,558,113        1,854,696
                                             17,573,395       14,412,372


Operating Expenses:
   Flight operations                          3,451,649        3,001,972
   Maintenance and brokering                  3,750,548        3,882,556
   Ground equipment                           7,394,771        4,903,427
   General and administrative                 2,100,307        1,998,932
   Depreciation and amortization                175,416          219,623
                                             16,872,691       14,006,510

   Operating Income                             700,704          405,862

Non-operating Expense (Income):
   Interest                                     141,612          159,981
   Deferred retirement expense                    6,249            6,249
   Investment income and other                  (18,520)         (40,472)
                                                129,341          125,758

   Earnings Before Income Taxes                 571,363          280,104

Income Taxes                                    228,596          114,648

Net Earnings                               $    342,767     $    165,456



Net Earnings Per Share:
   Basic                                   $       0.13     $       0.06
   Diluted                                 $       0.12     $       0.06

Weighted Average Shares Outstanding:
   Basic                                      2,712,353        2,748,586
   Diluted                                    2,772,926        2,799,604


See notes to consolidated financial statements.




                                        3

                          AIR T, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                           June 30, 2001    March 31,2001
ASSETS                                      (Unaudited)
 Current Assets:
   Cash and cash equivalents               $    649,512     $     97,799
   Marketable securities                        975,257          875,836
   Accounts receivable, net                  10,445,371       11,089,528
   Costs and estimated earnings in excess
    of billings on uncompleted contracts        213,022          194,067
   Inventories                               11,538,500       10,783,686
   Deferred tax asset, net                      444,764          444,764
   Prepaid expenses and other                   598,397          203,765
    Total Current Assets                     24,864,823       23,689,445

 Property and Equipment                       7,826,296        7,625,404
   Less accumulated depreciation             (4,534,004)      (4,371,232)
    Property and Equipment, net               3,292,292        3,254,172

 Deferred Tax Asset                             567,282          567,282
 Intangible Pension Asset                       361,631          361,631
 Other Assets                                   677,463          660,682
   Total Assets                            $ 29,763,492     $ 28,533,212

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                        $  7,785,844     $  8,879,628
   Accrued expenses                           1,645,410        1,573,468
   Income taxes payable                         422,422          287,846
   Current portion of long-term obligations     678,703          699,719
     Total Current Liabilities               10,532,379       11,440,661

 Capital Lease Obligation (less current
   portion)                                     117,286          105,007
 Long-term Debt (less current
   portion)                                   7,180,865        5,163,829
 Deferred Retirement Obligations (less
   current portion)                           1,719,898        1,653,400

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     10,000,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,711,953 and
     2,705,153 shares issued                    677,988          676,288
   Additional paid in capital                 6,833,021        6,828,640
   Retained Earnings                          3,143,889        3,206,642
   Accumulated other comprehensive loss        (441,834)        (541,255)
     Total Stockholders' Equity              10,213,064       10,170,315

  Total Liabilities & Stockholders' Equity $ 29,763,492     $ 28,533,212


See notes to consolidated financial statements.
                                        4

                          AIR T, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three Months Ended
                                                            June 30,
                                                       2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                    $  342,767    $   165,456
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
     Depreciation and amortization                    175,416        219,623
     Change in retirement obligation                   66,498         66,498
     Loss on sale of assets                              -             2,149
     Change in assets and liabilities:
        Accounts receivable, net                      644,157      2,048,831
        Inventories                                  (754,814)    (1,587,510)
        Prepaid expenses and other                   (430,368)        39,664
        Accounts payable                           (1,093,784)    (1,548,344)
        Accrued expenses                               63,204        133,940
        Income taxes payable                          134,576        (60,710)
          Total adjustments                        (1,195,115)      (685,859)
    Net cash used in operating activities            (852,348)      (520,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (213,537)      (218,672)
      Net cash used in
       investing activities                          (213,537)      (218,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net               2,017,036      1,323,225
    Payment of cash dividend                         (405,519)      (274,858)
    Repurchase of common stock                         (3,919)       (39,451)
    Proceeds from exercise of stock options            10,000         22,500
       Net cash provided by financing activities    1,617,598      1,031,416

NET INCREASE IN CASH & CASH EQUIVALENTS               551,713        292,341

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD         97,799        144,513

CASH & CASH EQUIVALENTS AT END OF PERIOD          $   649,512    $   436,854


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
    Equipment capital lease                       $      -       $    19,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest                                     $   145,779    $   194,979
     Income taxes                                      86,692         17,596


See notes to consolidated financial statements.

                          AIR T, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Earnings for the three-month periods ended June 30, 2001 and 2000 and the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2001 and 2000 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001, and for prior periods presented, have been made.

    It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2001 and March 31, 2001 consolidated balance sheets.

     The income tax provisions for the three-months ended June 30, 2001 and 2000 differ from the federal statutory rate primarily as a result of state income taxes and permanent tax timing differences.

C.  Net Earnings Per Share

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered common share equivalents and were included in the weighted average common shares.

D.   Inventories

    Inventories consist of the following:

                                          June 30, 2001      March 31, 2001

    Aircraft parts and supplies            $ 5,340,852        $ 5,458,684
    Aircraft equipment manufacturing:
       Raw materials                         4,471,068          2,666,270
       Work in process                       1,152,574          1,131,565
       Finished goods                          574,006          1,527,170

       Total                               $11,538,500        $10,783,686

E.  Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No.142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No.142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that neither of these recently accounting standards will impact the Company's financial position and results of operations.

F.  Derivative Financial Instruments

    On April 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, FAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of FAS 133 at April 1, 2001 had no material effect on the Company's financial position or results of operations.

    We are exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

    During the first quarter, we entered into two interest rate swaps with a notional amount of $3 million, and $2 million respectively. These agreements were entered into as fair value hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.5% respectively. The fair value of these swaps at June 30, 2001 was insignificant.

G.  Financing Arrangements

     In May 2001 the Company expanded its bank financing line to a $10,000,000 credit facility. Under the terms of the agreement, a $7,000,000 secured long-term revolving credit line which expires on August 31, 2003 replaced the Company's existing $8,500,000 unsecured short-term revolving credit line which was due to expire in August 2001. The remaining $3,000,000 of the credit facility was set up as a five-year term loan which expires on May 31, 2006 and is scheduled to be repaid in quarterly principal payments of $150,000, plus accrued interest, beginning August 31, 2001.

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of June 30, 2001, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at June 30, 2001 was 4.06%. At June 30, 2001 and 2000, the amounts outstanding against the line were $7,781,000 and $5,764,000, respectively. At June 30, 2001, $2,219,000 was available under the entire credit facility.


H.   Segment Information

     The Company's four subsidiaries operate in three business segments. Each b usiness segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services and aviation ground equipment.

Segment data is summarized as follows:

                                Three months ended June 30,
                                     2001            2000

Operating Revenues
   Overnight Air Cargo           $  6,990,131    $  6,862,554
   Ground Equipment                 9,037,732       5,723,588
   Aviation Services                1,539,532       1,820,230
   Corporate                            6,000           6,000
   Total                         $ 17,573,395    $ 14,412,372

Operating Income
   Overnight Air Cargo           $    476,690    $    604,285
   Ground Equipment                   963,321         203,914
   Aviation Services                 (112,882)        127,554
   Corporate (1)                     (626,425)       (529,891)
   Total                         $    700,704    $    405,862

Depreciation and Amortization
   Overnight Air Cargo           $     70,005    $     78,164
   Ground Equipment                    46,517          69,378
   Aviation Services                   38,892          30,071
   Corporate                           20,002          42,010
   Total                         $    175,416    $    219,623

Capital expenditures, net
   Overnight Air Cargo           $    102,909    $     15,580
   Ground Equipment                    72,092          59,405
   Aviation Services                   14,260         142,702
   Corporate                           24,276             985
   Total                         $    213,537    $    218,672

                                             As of
                                 June 30, 2001    March 31, 2001

Identifiable Assets
   Overnight Air Cargo           $ 10,813,931    $ 11,635,258
   Ground Equipment                 6,812,562       5,902,969
   Aviation Services                  415,171       1,760,016
   Corporate                       11,721,828       9,234,969
   Total                         $ 29,763,492    $ 28,533,212


(1) Includes income from inter-segment transactions.



The computation of basic and diluted earnings per common share is as follows:


                                     Three months ended June 30,
                                        2001              2000

Net earnings                       $    342,767      $    165,456

Weighted average common shares:
   Shares outstanding-basic           2,712,353         2,748,586
   Dilutive stock options                60,573            51,018
   Shares outstanding-diluted         2,772,926         2,799,604

Net earnings per common share:
   Basic                           $       0.13      $       0.06
   Diluted                         $       0.12      $       0.06

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company's two most significant components of revenue, which accounted for 51.4% and 39.7% of revenue, respectively, were generated through its ground support equipment subsidiary, Global Ground Support, LLC (Global), and its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA).

     Global, manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis. Global's revenue contributed approximately $9,037,000 and $5,724,000 to the Company's revenues for the three-month periods ended June 30, 2001 and 2000, respectively. The significant increase in revenues in 2001 was primarily related to a four-year, $25,000,000 contract to supply deicing equipment to the United States Air Force and a large scale airport deicer contract, which commenced in February 2001.

     MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $6,990,000 and $6,863,000 to the Company's revenues for the three-month periods ended June 30, 2001 and 2000, respectively. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at June 30, 2001) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at June 30, 2001) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Mountain Aircraft Services, LLC's (MAS) aircraft component repair services contributed approximately $1,540,000 and $1,820,000 to the Company's revenues for the three-month periods ended June 30, 2001 and 2000, respectively, and are included in Aircraft Services and Other in the accompanying consolidated statement of earnings.






                                       10
     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: air cargo, aviation services and aviation ground equipment in the accompanying financial statements.



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


Results of Operations

     Consolidated revenue increased $3,161,000 (21.9%) to $17,573,000 for the three-month period ended June 30, 2001 compared to its equivalent 2000 period. The increase in revenue primarily resulted from an increase in operations of Global, partially offset by decreases in component repair services.

     Operating expenses increased $2,866,000 (20.5%) to $16,873,000 for the three-month period ended June 30, 2001 compared to its equivalent 2000 period. The increase in operating expenses consisted of the following: cost of flight operations increased $450,000 (15.0%) primarily as a result of increases in costs associated with pilot salaries and travel; maintenance expense decreased $132,000 (3.4%) primarily as a result of decreases associated with cost of parts, contract labor and outside maintenance related to the overhaul and repair operations of MAC and MAS; ground equipment increased $2,491,000 (50.8%), as a result of cost of parts and labor associated with increased Global sales; depreciation decreased $44,000 (20.1%), primarily related to the completion of certain assets' depreciable lives; and general and administrative expense increased $101,000 (5.1%) primarily as a result of increased wages, benefits and staff expense, particularly related to the expansion of Global.






                                       11
Results of Operations (cont'd)

     The current period's increased revenue and operating income resulted primarily from increased production related to the above mentioned Air Force and airport contracts at Global, offset, in part, by decreased maintenance and brokerage parts revenue and operating income in the air cargo and aviation services sectors. During the quarter ended June 30, 2001 Global's revenue and operating income increased $3,314,000 (57.9%) and $785,000, respectively, to $9,038,000 and $769,000 compared to the quarter ended June 30, 2000.

     The $3,000 increase in non-operating expense was principally due to a decrease in investment income partially offset by a decrease in credit line interest related to lower levels of borrowing in the first quarter of 2001 compared to 2000.

    Pretax earnings increased $291,000 for the three-month period ended June 30, 2001 compared to 2000, principally due to the above stated increase in Global earnings, partially offset by a decrease in current period earnings for the air cargo and aircraft services sectors.

     The provision for income taxes for the three-month period ended June 30, 2001 increased $114,000 compared to the 2000 period, primarily due to increased taxable income, partially offset by a lower effective tax rate. The effective tax rate for the three-month period ended June 30, 2001 compared to the 2000 period was 40.0% and 40.9%, respectively.


Liquidity and Capital Resources

     As of June 30, 2001 the Company's working capital amounted to $14,332,000, an increase of $2,084,000 compared to March 31, 2001. The net increase primarily resulted from increased cash from operations, decreased accounts payable and accrued expenses and increased inventories, partly offset by decreased accounts receivable.

     In May 2001 the Company expanded its bank financing line to a $10,000,000 credit facility. Under the terms of the agreement, a $7,000,000 secured long-term revolving credit line which expires on August 31, 2003 replaced the Company's existing $8,500,000 unsecured short-term revolving credit line which was due to expire in August 2001. The remaining $3,000,000 of the credit facility was set up as a five-year term loan which expires on May 31, 2006 and is scheduled to be repaid in quarterly principal payments of $150,000, plus accrued interest, beginning August 31, 2001.

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of June 30, 2001, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.




                                       12
     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at June 30, 2001 was 4.06%. At June 30, 2001 and 2000, the amounts outstanding against the line were $7,781,000 and $5,764,000, respectively. At June 30, 2001, $2,219,000 was available under the entire credit facility.

     The respective three-month periods ended June 30, 2001 and 2000 resulted in the following changes in cash flow: operating activities used $852,000 in 2001 and $520,000 in 2000, investing activities used $214,000 in 2001 and $219,000 in 2000 and financing activities provided $1,618,000 in 2001 and $1,031,000 in 2000. Net cash increased $552,000 and $292,000 during the three months ended June 30, 2001 and 2000, respectively.

     Cash used in operating activities was $332,000 higher for the three-months ended June 30, 2001 compared to the similar 2000 period, principally due to increased accounts receivable, partly offset by increased income, accounts payable and accrued expenses.

     Cash used in investing activities for the three-months ended June 30, 2001 was approximately $5,000 less than the comparable period in 2000 due to decreased capital expenditures.

     Cash provided by financing activities was $586,000 more in the 2001 three-month period than in the corresponding 2000 period due to an increase in borrowings under the line of credit in 2001, partially offset by an increase in cash dividends.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $.15 per share cash dividend in June 2001.


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

                                       13
Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that neither of these recently accounting standards will impact the Company's financial position and results of operations.


Derivative Financial Instruments

    On April 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, FAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of FAS 133 at April 1, 2001 had no material effect on the Company's financial position or results of operations.

    We are exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

    During the first quarter, we entered into two interest rate swaps with a notional amount of $3 million, and $2 million respectively. These agreements were entered into as fair value hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.5% respectively. The fair value of these swaps at June 30, 2001 was insignificant.



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

10.1 Loan agreement between Bank of America, N.A. and Air t, Inc., dated May 23, 2001

10.2 ISDA Schedule to the Master Agreement between Bank of America, N.A. and Air t, Inc, dated May 23, 2001.

21.1   List of subsidiaries of the Company, incorporated by reference to
       Exhibit 21.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

27.1   Financial Data Schedule (For SEC use only)
_______________________


 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the first quarter of fiscal
2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AIR T, INC.
                                        (Registrant)



Date:  August 10, 2001              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  August 10, 2001              /s/ John Gioffre
                          John J. Gioffre, Chief Financial Officer

                                   AIR T, INC
                                  EXHIBIT INDEX


                                                                PAGE

10.2      Loan agreement between Bank of America,
          N.A. and Air t, Inc.,  dated May 23, 2001             18-28

10.3      ISDA Schedule to the Master Agreement between
          Bank of America,N.A. and Air t, Inc, dated
          May 23, 2001.                                         29-38