Form 10-Q
period 2001-09-30
AIR T INC
filed 2001-10-30
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           September 30, 2001
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

     2,705,653 Common Shares, par value of $.25 per share were outstanding as of October 29, 2001.


This filing contains 19 pages.
The exhibit index is on page 19.

                       AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the three and six-month periods ended
     September 30, 2001 and 2000 (Unaudited)                       3

     Consolidated Balance Sheets at
     September 30, 2001 (Unaudited)
     and March 31, 2001                                            4

     Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 2001 and 2000 (Unaudited)                 5

     Notes to Consolidated Financial
     Statements (Unaudited)                                     6-10

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                    11-16

     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                                   16

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote
              Of Security Holders                                 17

     Item 6.  Exhibits and Reports on Form 8-K                 17-18

     Exhibit Index                                                19

     Exhibit                                                   20-23

                       AIR T, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                 Three Months Ended         Six months Ended
                                   September 30,             September 30,
                                  2001         2000        2001        2000

Operating Revenues:
 Cargo                        $ 5,108,544  $ 4,724,920 $ 9,845,334 $ 8,979,330
 Maintenance                    2,564,808    2,261,568   4,805,569   4,841,247
 Ground equipment              10,683,577    6,512,966  19,721,309  12,236,553
 Aircraft services and other    6,916,131    1,610,085   8,474,244   3,464,781
                               25,273,060   15,109,539  42,846,456  29,521,911

Operating Expenses:
 Flight operations              3,668,240    3,324,515   7,119,890   6,326,487
 Maintenance and services       9,149,113    3,652,942  12,899,661   7,535,498
 Ground equipment               8,485,309    5,588,576  15,880,080  10,492,003
 General and administrative     2,461,893    1,858,002   4,562,200   3,856,934
 Depreciation and amortization    177,483      227,048     352,899     446,671
                               23,942,038   14,651,083  40,814,730  28,657,593


Operating Income                1,331,022      458,456   2,031,726     864,318


Non-operating Expense (Income):
 Interest                         111,310      199,128     252,922     359,109
 Deferred retirement expense        6,249        6,249      12,498      12,498
 Investment income                (16,309)     (27,988)    (34,829)    (70,609)
 Other                                -           (540)        -         1,609
                                  101,250      176,849     230,592     302,607

Earnings Before
 Income Taxes                   1,229,772      281,607   1,801,134     561,711

Income Taxes                      483,648      114,811     712,244     229,459


Net Earnings                  $   746,124  $   166,796  $1,088,890  $  332,252


Net Earnings Per Share:
 Basic                        $      0.27  $      0.06  $     0.40  $     0.12
 Diluted                      $      0.27  $      0.06  $     0.39  $     0.12


Weighted Average Shares Outstanding:
 Basic                          2,713,853    2,748,753   2,713,103   2,748,670
 Diluted                        2,760,875    2,787,780   2,766,901   2,787,697


See Notes to Consolidated Financial Statements.

                          AIR T, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30, 2000 MARCH 31,2001
ASSETS                                            (Unaudited)
 Current Assets:
  Cash and cash equivalents                      $   116,709    $     97,799
  Marketable securities                              930,838         875,836
  Accounts receivable, net                        10,758,090      11,089,528
  Costs and estimated earnings in excess
   of billings on uncompleted contracts              183,049         194,067
  Inventories                                     10,938,944      10,783,686
  Deferred tax asset                                 444,764         444,764
  Prepaid expenses and other                         171,119         203,765
    Total Current Assets                          23,543,513      23,689,445

 Property and Equipment, net                       2,897,687       3,254,172

 Deferred Tax Asset                                  567,282         567,282
 Intangible Pension Asset                            361,631         361,631
 Other Assets                                        701,510         660,682

    Total Assets                                $ 28,071,623    $ 28,533,212

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                 6,960,929       8,879,628
  Accrued expenses                                 1,473,746       1,573,468
  Income taxes payable                               428,502         287,846
  Current portion of long-term obligations           678,703         699,719
   Total Current Liabilities                       9,541,879      11,440,661

 Capital Lease Obligations (less current portion)    106,916         105,007

 Long-term Debt (less current portion)             5,921,488       5,163,829

 Deferred Retirement Obligations (less current
  Portion)                                         1,789,440       1,653,400

 Stockholders' Equity:
  Preferred stock, $1 par value, authorized
   50,000 shares, none issued                           -               -
  Common stock, par value $.25; authorized 4,000,000
   shares; 2,705,653 and 2,740,353 shares issued     676,413         676,288
  Additional paid in capital                       6,812,230       6,828,640
  Retained earnings                                3,890,013       3,206,642
  Accumulated other comprehensive loss              (666,756)       (541,255)
                                                  10,711,900      10,170,315

    Total Liabilities and Stockholders' Equity  $ 28,071,623    $ 28,533,212


See notes to consolidated financial statements.

                      AIR T, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Six Months Ended
                                                         September 30,
                                                       2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                        $1,088,890    $  332,252
Adjustments to reconcile net earnings
 to net cash provided by (used in) operating activities:
 Depreciation and amortization                         352,899       446,671
 Deferred tax provision                                    -         (97,000)
 Net periodic pension cost                             136,040       132,996
 Changes in assets and liabilities:
  Accounts receivable, net                             331,438       693,640
  Cost and estimated earnings in excess of
   billings on uncompleted contracts                    11,018       (60,086)
  Inventories                                          157,547    (4,028,233)
  Prepaid expenses and other                            (8,182)       76,178
  Accounts payable                                  (1,918,698)      402,647
  Accrued expenses                                    (120,739)      517,539
  Income taxes payable                                 140,655      (112,696)
   Total adjustments                                  (918,021)   (2,028,344)
  Net cash provided by (used in) operating activities  170,869    (1,696,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (307,310)     (385,228)
 Redemption of marketable securities                    13,497          -
  Net cash used in investing activities               (293,813)     (385,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit, net                     563,659     2,391,370
 Payment of cash dividend                             (405,520)     (274,858)
 Repurchase of common stock                            (42,785)      (51,054)
 Proceeds from exercise of stock options                26,500        30,500
  Net cash provided by financing activities            141,854     2,095,958

NET INCREASE IN CASH & CASH EQUIVALENTS                 18,910        14,638
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        97,799       144,513
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  116,709    $  159,151

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Capital lease entered into during period                   -          19,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                           $  262,192    $  321,573
 Income/Franchise taxes                                560,582       439,991


See notes to consolidated financial statements.

                          AIR T, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Earnings for the three and six-month periods ended September 30, 2001 and 2000 and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2001 and 2000 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2001 and March 31, 2001 consolidated balance sheets.

     The income tax provisions for the six-months ended September 30, 2001 and 2000 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

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

The computation of basic and diluted earnings per common share is as follows:
                                Three Months Ended       Six months Ended
                                  September 30,            September 30,
                                  2001        2000         2001        2000

Net earnings                  $  746,124  $  166,796  $ 1,088,890  $  332,252

Weighted average common shares:
 Shares outstanding - basic    2,713,853   2,748,753    2,713,103   2,748,670
 Dilutive stock options           47,022      39,027       53,798      39,027
 Shares outstanding - diluted  2,760,875   2,787,780    2,766,901   2,787,697

Net earnings per common share:
 Basic                        $     0.27  $     0.06  $      0.40  $     0.12
 Diluted                      $     0.27  $     0.06  $      0.39  $     0.12


D.   Inventories

    Inventories consist of the following:

                                 September 30, 2001      March 31, 2001

Aircraft parts and supplies      $       4,967,517      $     5,458,681
Aircraft equipment manufacturing:
  Raw materials                          2,985,958            2,666,270
  Work in process                        1,243,172            1,131,565
  Finished goods                         1,742,297            1,527,170

  Total                          $      10,938,944      $    10,783,686




E.  Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

                                     7
Assets to be Disposed of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that neither of these recently issued accounting standards will impact the Company's financial position and results of operations.

     The Financial Accounting Standards Board has approved SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Bulletin No. 30. Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of these standards and have not yet determined the effect of adoption on our financial position and results of operations.

F.    Derivative Financial Instruments

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended, FAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of FAS 133 at April 1, 2001 had no material effect on the Company's financial position or results of operations.

     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     During the first quarter, the Company entered into two interest rate swaps with a notional amount of $3 million, and $2 million respectively. These agreements were entered into as cash flow hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.5% respectively. The fair value of these swaps had decreased by $194,000 at September 30, 2001. Because the swaps are considered completely effective the change in fair value of the swaps is recorded as other comprehensive income and long-term debt on the balance sheet.

                                     8
G.  Financing Arrangements

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

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of September 30, 2001, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at September 30, 2001 was 3.58%. At September 30, 2001 and 2000, the amounts outstanding against the line were $6,327,000 and $6,380,000, respectively. At September 30, 2001, $3,523,000 was available under the entire credit facility.

H.     Segment Information

     The Company's four subsidiaries operate in three business segments. Each b usiness segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services and aviation ground equipment.



























                                     9

Segment data is summarized as follows:


                                      Six months ended September 30,
                                            2001            2000
      Operating Revenues
       Overnight Air Cargo          $   14,650,903  $    13,820,577
       Ground Equipment                 19,721,309       12,236,553
       Aviation Services                 8,462,244        3,452,781
       Corporate                            12,000           12,000

       Total                        $   42,846,456  $    29,521,911

      Operating Income
       Overnight Air Cargo          $    1,186,111  $     1,308,388
       Ground Equipment                  2,316,209          477,243
       Aviation Services                   (75,562)         171,644
       Corporate (1)                    (1,395,032)      (1,092,957)

       Total                        $    2,031,726  $       864,318

      Depreciation and Amortization
       Overnight Air Cargo          $      136,915  $       154,883
       Ground Equipment                     98,660          139,518
       Aviation Services                    77,337           67,913
       Corporate                            39,987           84,357

       Total                        $      352,899  $       446,671

      Capital Expenditures, net
       Overnight Air Cargo          $      177,954  $       126,023
       Ground Equipment                     61,882           61,751
       Aviation Services                    18,994          186,146
       Corporate                            53,980           11,308

       Total                        $      312,810  $       385,228

      Identifiable Assets
       Overnight Air Cargo          $    4,224,776  $    11,635,258
       Ground Equipment                 16,092,809        5,902,969
       Aviation Services                 7,083,583        1,760,016
       Corporate                           670,455        9,234,969

       Total                        $   28,071,623  $    28,533,212


      (1) Excludes income from inter-segment transactions, included as non-operating income.








                                    10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company's two most significant components of revenue, which accounted for 46.0% and 34.2% of revenue were generated, respectively, through its ground support equipment subsidiary, Global Ground Support, LLC (Global), and its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA).

     Global manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis. Global's revenue contributed approximately $19,721,000 and $12,237,000 to the Company's revenues for the six-month periods ended September 30, 2001 and 2000, respectively. The significant increase in revenues in 2001 was primarily related to a four-year contract to supply deicing equipment to the United States Air Force and a large scale airport deicer contract, which commenced in February 2001.

     MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $14,651,000 and $13,821,000 to the Company's revenues for the six-month periods ended September 30, 2001 and 2000, respectively. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at September 30,
2001) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at September 30, 2001) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Mountain Aircraft Services, LLC's (MAS) aircraft component repair services contributed approximately $8,474,000 and $3,465,000 to the Company's revenues for the six-month periods ended September 30, 2001 and 2000, respectively, and are included in Aircraft Services and Other in the accompanying consolidated statement of earnings.


                                    11
     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: air cargo, aviation services and aviation ground equipment in the accompanying consolidated financial statements.

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

Results of Operations

     Consolidated revenue increased $13,325,000 (45.1%) to $42,846,000 and increased $10,164,000 (67.3%) to $25,273,000, respectively, for the six and three-month periods ended September 30, 2001 compared to their equivalent 2000 periods. The six and three-month current period net increase in revenue primarily resulted from increased revenue at Global and MAS.

     Operating expenses increased $12,157,000 (42.4%) to $40,815,000 for the six-month period ended September 30, 2001 and $9,291,000 (63.4%) to $23,942,000 for the three-month period ended September 30, 2001 compared to their equivalent 2000 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations increased $793,000 (12.5%), primarily as a result of increases in costs associated with pilot salaries and airport fees partially offset by decrease in fuel cost; maintenance and brokerage expense increased $5,364,000 (71.2%), primarily as a result of increases associated with cost of parts related to the purchase and sale of an aircraft engine at MAS; ground equipment increased $5,388,000 (51.4%), as a result of cost associated with increased Global sales; depreciation and amortization decreased $94,000 (21.0%) primarily related to the completion of certain assets' depreciable lives; and general and administrative expense increased $705,000 (18.3%) primarily as a result of increased wages and benefits, staff and telephone expense, particularly related to the expansion of Global and increased

                                    12
Results of Operations (Cont'd)

inventory and accounts receivable reserves.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations increased $344,000 (10.3%), primarily as a result of increases in costs associated with pilot salaries and airport fees partially offset by decrease in fuel cost; maintenance and brokerage expense increased $5,496,000 (150.5%), primarily as a result of increases in cost of parts related to an engine sale at MAS; ground equipment increased $2,897,000 (51.8%), as a result of cost associated with increased Global sales; depreciation and amortization decreased $50,000 (21.9%) as a result of completion of certain assets' depreciable lives; and general and administrative expense increased $604,000 (32.5%) primarily as a result of increased wages and benefits, staff and telephone expense, particularly related to the expansion of Global and increased inventory and accounts receivable reserves.

     Non-operating expense decreased $72,000 and $76,000, respectively, for the six and three-month periods ended September 30, 2001 and September 30, 2000. The decreases were principally due to decreased credit line interest due to reduced borrowing.

     Pretax earnings increased $1,239,000 and $948,000, respectively, for the six and three-month periods ended September 30, 2001, compared to their respective September 30, 2000 periods. The six-month increase was principally due to a $1,960,000 increase in profitability at Global, partially offset by a decrease in MAC and MAS earnings. Global's earnings increase of $1,175,000 for the three-month period ended September 30, 2001 compared to 2000 was partially offset by decreased profitability at MAS. The substantial increase in Global's current period profit was primarily due to increased revenue.

     The provision for income taxes increased $483,000 and $369,000 for the six and three-month periods ended September 30, 2001, respectively compared to their respective 2000 periods due to increased taxable income.

Liquidity and Capital Resources

     As of September 30, 2001 the Company's working capital amounted to $14,002,000, an increase of $1,753,000 compared to March 31, 2001. The net increase primarily resulted from increased cash from operations, decreased accounts payable and accrued expenses and increased inventories, partly offset by decreased accounts receivable.

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

                                    13
Liquidity and Capital Resources (Cont'd)

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of September 30, 2001, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at September 30, 2001 was 3.58%. At September 30, 2001 and 2000, the amounts outstanding against the line were $6,327,000 and $6,380,000, respectively. At September 30, 2001, an additional $3,523,000 was available under the entire credit facility.

     The respective six-month periods ended September 30, 2001 and 2000 resulted in the following changes in cash flow: operating activities provided $171,000 and used $1,696,000, investing activities used $294,000 and $385,000 and financing activities provided $142,000 and $2,096,000. Net cash increased $19,000 and $15,000 for the respective six-month periods ended September 30, 2001 and 2000.

     Cash used in operating activities was $1,865,000 less for the six-months ended September 30, 2001 compared to the similar 2000 period, principally due to increased earnings, a decrease in accounts receivable and the significant decrease in funding current period inventory, partially offset by decreased accounts payable and accrued expenses.

     Cash used in investing activities for the six-months ended September 30, 2001 was approximately $91,000 less than the comparable period in 2000, principally due to decreased capital expenditures.

     Cash provided by financing activities for the six-months ended September 30, 2001 was approximately $1,954,000 less than the comparable 2000 period, principally due to a decrease in borrowings under the line of credit in 2001, partially offset by an increase in cash dividend.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1998, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.15 per share cash dividend in June 2001.

Deferred Retirement Obligation

     The Company's former Chairman and Chief Executive Officer passed away on April 18, 1997. In addition to amounts previously expensed, under the terms of his supplemental retirement agreement, death benefits with a present value of approximately $420,000 were expensed in the first quarter 1998. The death benefits are payable in the amount of $75,000 per year for 10 years.
                                    14
Impact of Inflation

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

     The Financial Accounting Standards Board has approved SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Bulletin No. 30. Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of these standards and have not yet determined the effect of adoption on our financial position and results of operations.

Derivative Financial Instruments

     On April 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging

                                    15
Activities", as amended, FAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of FAS 133 at April 1, 2001 had no material effect on the Company's financial position or results of operations.

     We are exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

     During the first quarter, we entered into two interest rate swaps with a notional amount of $3 million, and $2 million, respectively. These agreements were entered into as cash flow hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.5% respectively. The fair value of these swaps had decreased by $194,000 at September 30, 2001. Because the swaps are considered completely effective the change in fair market value of the swaps are recorded in other comprehensive income and long-term debt on the balance sheet.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not hold or issue derivative financial instruments for trading purposes. On May 31, 2001 the Company entered into swap agreements to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of its credit facility at respective interest rates of 6.97% and 6.50% to reduce its exposure to the fluctuations of LIBOR-based variable interest rates. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the year-end balance of the line of credit, annual interest expense would have increased by approximately $63,000.



















                                    16
                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of stockholders on August 22, 2001. At the annual meeting, stockholders voted to re-elect each of the members of the Board of Directors, to ratify the Board's appointment of Deloitte & Touche as independent auditors for the fiscal year ending March 31, 2001, and to approve an amendment to the Company's Certificate of Incorporation to reduce the number of authorized shares of preferred stock to 50,000. In each instance, 1,774,992 votes were cast in favor and no votes were cast against. There were no abstentions or broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits
No.                      Description

 3.1      Restated Certificate of Incorporation.

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

_______________________

 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the three months ended September 30, 2001.














                                    17
                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AIR T, INC.
                                           (Registrant)


Date:  October 30, 2001              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  October 30, 2001              /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer







































                                    18
                                AIR T, INC.
                               EXHIBIT INDEX


EXHIBIT                                                          PAGE

3.1  Restated Certificate of Incorporation                       20-23

















































                                    19