Form 10-Q
period 2001-12-31
AIR T INC
filed 2002-02-12
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended           December 31, 2001
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

     2,724,320 Common Shares, par value of $.25 per share were outstanding as of January 31, 2002.


This filing contains 18 pages.




                       AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Earnings (Loss)
     for the three and nine-month periods ended
     December 31, 2001 and 2000 (Unaudited)                        3

     Consolidated Balance Sheets at
     December 31, 2001 (Unaudited)
     and March 31, 2001                                            4

     Consolidated Statements of Cash
     Flows for the nine-month periods
     ended December 31, 2001 and 2000 (Unaudited)                  5

     Notes to Consolidated Financial
     Statements (Unaudited)                                     6-10

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                    11-16

     Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                  17

PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                    18

     Signatures                                                   18















                                     2
                          AIR T, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                Three Months Ended         Nine months Ended
                                   December 31,               December 31,
                                 2001         2000          2001         2000
Operating Revenues:
 Cargo                      $ 4,887,585  $ 5,092,020   $14,732,919  $14,071,350
 Maintenance                  2,368,391    2,288,298     7,173,960    7,129,545
 Ground equipment             6,758,345   11,133,140    26,479,654   23,369,693
 Aircraft services and other  1,754,582    2,068,899    10,228,826    5,533,680
                             15,768,903   20,582,357    58,615,359   50,104,268

Operating Expenses:
 Flight operations            3,477,843    3,691,669    10,597,732   10,018,156
 Maintenance and services     4,271,437    3,969,676    17,171,098   11,505,174
 Ground equipment             5,198,062    9,375,995    21,078,142   19,867,998
 General and administrative   2,263,049    2,279,638     6,825,249    6,136,572
 Depreciation and amortization  176,056      214,573       528,955      661,244
                             15,386,447   19,531,551    56,201,176   48,189,144

Operating Income                382,457    1,050,806     2,414,183    1,915,124

Non-operating  Expense (Income):
 Interest                       121,377      197,548       374,299      556,658
 Deferred retirement expense      6,249        6,249        18,747       18,747
 Investment income              (22,879)     (13,967)      (57,707)     (84,576)
 Other                              -         39,438           -         41,047
                                104,747      229,268       335,339      531,876

Earnings Before
 Income Taxes                   277,709      821,537     2,078,844    1,383,248

Income Tax                      121,477      323,537       833,721      552,996

Net Earnings                $   156,232  $   498,000   $ 1,245,123  $   830,252

Net Earnings  Per Share:
 Basic                      $      0.06  $      0.18   $      0.46  $      0.30
 Diluted                    $      0.06  $      0.18   $      0.45  $      0.30

Weighted Average Shares Outstanding:
 Basic                        2,716,764    2,731,220     2,714,323    2,742,853
 Diluted                      2,776,076    2,780,372     2,769,960    2,774,473



See Notes to Consolidated Financial Statements.








                                        3
                          AIR T, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                               DECEMBER 31, 2001  MARCH 31, 2001
ASSETS                                              (Unaudited)
 Current Assets:
  Cash and cash equivalents                         $   202,681    $     97,799
  Marketable securities                                 982,851         875,836
  Accounts receivable, net                            8,063,014      11,089,528
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                142,194         194,067
  Inventories, net                                   10,479,638      10,783,686
  Deferred tax asset                                    666,023         444,764
  Prepaid expenses and other                            149,139         203,765
    Total Current Assets                             20,685,540      23,689,445

Property and Equipment, net                           3,147,144       3,254,172

Deferred Tax Asset                                      493,581         567,282
Intangible Pension Asset                                451,631         361,631
Other Assets                                            636,857         660,682

  Total Assets                                      $25,414,753    $ 28,533,212


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                  $ 5,241,982    $  8,879,628
  Accrued expenses                                    1,990,776       1,573,468
  Income taxes payable                                  469,886         287,846
  Current portion of long-term obligations              678,703         699,719
   Total Current Liabilities                          8,381,347      11,440,661

 Capital Lease Obligation (less current portion)        116,268         105,007

 Long-term Debt (less current portion)                4,098,266       5,163,829

 Deferred Retirement Obligation (less current portion 1,852,894       1,653,400


 Stockholders' Equity:
  Preferred stock, $1 par value, authorized
   50,000 shares, none issued                                -               -
  Common stock, par value $.25; authorized 4,000,000
   shares; 2,722,320 and 2,705,153 shares issued        680,580         676,288
  Additional paid in capital                          6,853,898       6,828,640
  Retained earnings                                   4,046,246       3,206,642
  Accumulated other comprehensive loss                 (614,746)       (541,255)
                                                     10,965,978      10,170,315

  Total Liabilities and Stockholders' Equity        $25,414,753    $ 28,533,212







See Notes to Consolidated Financial Statements.








                                        4

                          AIR T, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine Months Ended
                                                              December 31,
                                                            2001          2000
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $1,245,123   $  830,252
  Adjustments to reconcile net earnings
   to net cash provided by (used in) operations:
   Depreciation and amortization                           528,955      661,244
   Change in deferred tax asset                           (147,558)     (97,000)
   Change in retirement obligation                         199,494      120,495
   Gain on sale of asset                                       -         41,047
   Changes in assets and liabilities:
    Accounts receivable                                  3,026,514   (3,583,531)
    Cost and estimated earnings in excess of
     billings on uncompleted contracts                      51,873      (60,603)
    Inventories                                            304,048   (2,556,532)
    Prepaid expenses and other                             (11,549)      72,842
    Accounts payable                                    (3,637,646)   1,126,500
    Accrued expenses                                       396,294      335,897
    Income taxes payable                                   182,040      (18,222)
     Total adjustments                                     892,465   (3,957,863)
    Net cash provided by (used in) operating activities  2,137,588   (3,127,611)
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (397,172)    (618,795)
   Sale of marketable securities                               -        570,164
    Net cash used in investing activities                 (397,172)     (48,631)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments of) proceeds from line of credit , net   (1,259,563)   3,551,003
   Payment of cash dividend                               (405,520)    (274,858)
   Repurchase of common stock                              (42,785)    (189,377)
   Proceeds from exercise of stock options                  72,334       30,500
    Net cash (used in) provided by financing activities (1,635,534)   3,117,268

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       104,882      (58,974)

  CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            97,799      144,513

  CASH & CASH EQUIVALENTS AT END OF PERIOD              $  202,681   $   85,539

  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Other comprehensive gain                              $  120,509   $    2,776
  Equipment capital lease                                      -         19,894

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                             $  379,601   $  526,320
   Income/Franchise taxes                                  791,902      669,192

See Notes to Consolidated Financial Statements.
                                        5
                          AIR T, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of December 31, 2001, the Consolidated Statements of Earnings for the three and nine-month periods ended December 31, 2001 and 2000 and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2001 and 2000 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2001, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the period ended December 31 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2001 and March 31, 2001 consolidated balance sheets.

     The income tax provisions for the nine-months ended December 31, 2001 and 2000 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

C.  Net Earnings Per Share

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares.

















                                     6
The computation of basic and diluted earnings per common share is as follows:

                                 Three Months Ended       Nine months Ended
                                     December 31,            December 31,
                                   2001       2000          2001        2000

Net earnings                    $ 156,232  $ 498,000    $1,245,123   $ 830,252

Weighted average common shares:
 Shares outstanding - basic     2,716,764  2,731,220     2,714,323   2,742,853
 Dilutive stock options            59,312     49,152        55,637      31,620
 Shares outstanding - diluted   2,776,076  2,780,372     2,769,960   2,774,473

Net earnings per common share:
 Basic                          $    0.06  $    0.18    $     0.46   $    0.30
 Diluted                        $    0.06  $    0.18    $     0.45   $    0.30


D.   Inventories

    Inventories consist of the following:


                                      December 31, 2001       March 31,2001

    Aircraft parts and supplies      $       4,880,050       $   5,458,681
    Aircraft equipment manufacturing:
      Raw materials                          3,474,168           2,666,270
      Work in process                          951,060           1,131,565
      Finished goods                         1,174,360           1,527,170

      Total                          $      10,479,638       $  10,783,686




E.  Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived










                                     7
Assets to be Disposed of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that neither of these recently issued accounting standards will materially impact the Company's financial position and results of operations.

     The Financial Accounting Standards Board has approved SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Bulletin No. 30. Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of these standards and has not yet determined the effect of adoption on our financial position and results of operations.

F.    Derivative Financial Instruments

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of SFAS 133 at April 1, 2001 had no material effect on the Company's financial position or results of operations.

     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     During the first quarter, the Company entered into two interest rate swaps with a notional amount of $3 million, and $2 million respectively. These agreements were entered into as cash flow hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.5% respectively. The fair value of these swaps had decreased by $194,000 at December 31, 2001. Because the swaps are considered perfectly effective the change in fair value of the swaps is recorded as other comprehensive loss and long-term debt on the balance sheet.
                                     8
G.  Financing Arrangements

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

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of December 31, 2001, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at December 31, 2001 was 1.87%. At December 31, 2001 and 2000, the amounts outstanding against the line were $4,504,000 and $7,539,000, respectively. At December 31, 2001, $5,196,000 was available under the entire credit facility.

H.     Segment Information

     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services and aviation ground equipment.




















                                     9
Segment data is summarized as follows:

                                              As of and for the
                                        Nine months ended December 31,
                                              2001            2000
      Operating Revenues
       Overnight Air Cargo             $   21,906,879  $    21,256,697
       Ground Equipment                    26,479,654       23,369,693
       Aviation Services                   10,210,826        5,459,877
       Corporate                               18,000           18,000

       Total                           $   58,615,359  $    50,104,267

      Operating Income
       Overnight Air Cargo             $    1,809,239  $     2,017,524
       Ground Equipment                     3,126,906        1,421,759
       Aviation Services                     (524,545)         234,830
       Corporate (1)                       (1,997,417)      (1,758,989)

       Total                           $    2,414,183  $     1,915,124

      Depreciation and Amortization
       Overnight Air Cargo             $      205,154  $       232,834
       Ground Equipment                       148,371          199,919
       Aviation Services                      114,265          107,163
       Corporate                               61,165          121,328

       Total                           $      528,955  $       661,244

      Capital Expenditures, net
       Overnight Air Cargo             $      180,947  $       173,082
       Ground Equipment                        48,634           65,751
       Aviation Services                       35,297          203,184
       Corporate                              103,890           17,181

       Total                           $      368,768  $       459,198

      Identifiable Assets
       Overnight Air Cargo             $    2,781,630  $     4,685,741
       Ground Equipment                    12,383,531       14,883,813
       Aviation Services                    6,736,786        8,798,680
       Corporate                            3,512,806        1,084,276

       Total                           $   25,414,753  $    29,452,510

   1) Excludes income from inter-segment transactions, included as non-operating income.



                                    10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

     The Company's two most significant components of revenue, which accounted for 45.2% and 37.4% of revenue were generated, respectively, through its ground support equipment subsidiary, Global Ground Support, LLC (Global), and its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA).

     Global manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis. Global's revenue contributed approximately $26,480,000 and $23,370,000 to the Company's revenues for the nine-month periods ended December 31, 2001 and 2000, respectively. The significant increase in revenues in 2001 was primarily related to a four-year contract to supply deicing equipment to the United States Air Force and a large scale airport deicer contract, which commenced in February 2001.

     MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $21,907,000 and $21,257,000 to the Company's revenues for the nine-month periods ended December 31, 2001 and 2000, respectively. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at December 31,
2001) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at December 31, 2001) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Mountain Aircraft Services, LLC's (MAS) aircraft component repair services contributed approximately $10,211,000 and $5,460,000 to the Company's revenues for the nine-month periods ended December 31, 2001 and 2000, respectively, and are included in Aircraft Services and Other in the accompanying consolidated statement of earnings.

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

Seasonality

      Global's  business  has historically been highly  seasonal.   Due to the
nature  of  its  product line, the bulk of Global's revenues and earnings  have
typically   occurred   during  the  second  and   third   fiscal  quarters   in
anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts, started in fiscal 1999, to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues These costs were expensed as incurred. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF) for a total amount of approximately $25 million, and in January
2001  Global received a $7.1   million   pedestal-mounted   deicer  contract
with the Philadelphia International  Airport,  expected  to be completed  in
the fourth quarter of fiscal  2002.   The  Company  anticipates  that  revenue
from the USAF contract will continue to  contribute   to   management's   plan
to   reduce   Global's  seasonal fluctuation  in  revenues. The Company
believes that this seasonal trend was not reflected in Global's current third quarter results due to the September 11, 2001 terrorist attacks and weakening aviation market discussed below. The remainder of the Company's business is not materially seasonal.


Results of Operations

     Consolidated revenue increased $8,511,000 (17.0%) to $58,615,000 and decreased $4,813,000 (23.4%) to $15,769,000, respectively, for the nine and three-month periods ended December 31, 2001 compared to their equivalent 2000 periods. The nine-month current period net increase in revenue primarily resulted from increased Philadelphia Airport contract revenue at Global and a $4,700,000 engine sale by MAS. The three months ended December 31, 2001 decrease in revenue in part resulted from the effects of the September 11, 2001 terrorist attacks against the United States which exacerbated weak aviation market conditions; resulting in decreased commercial aircraft deicer orders at Global and aircraft component overhaul and parts orders at MAS.

     Operating expenses increased $8,012,000 (16.6%) to $56,201,000 for the nine-month period ended December 31, 2001 and decreased $4,145,000 (21.2%) to $15,386,000 for the three-month period ended December 31, 2001 compared to their equivalent 2000 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations increased $580,000 (5.8%), primarily as a result of increases in costs associated with pilot salaries and airport fees, partially offset by decreased pilot travel costs; maintenance and brokerage expense increased $5,666,000 (49.3%), primarily as a result of cost of parts related to engine and brokerage parts sales and increased outside maintenance costs;
                                    12
Results of Operations (Cont'd)

ground equipment increased $1,210,000 (6.1%), as a result of cost of parts and labor associated with increased Global sales; depreciation and amortization decreased $132,000 (20.0%) primarily as a result of decreased depreciation related to the completion of certain assets' depreciable lives; general and administrative expense increased $689,000 (11.2%) primarily as a result of increased wages, performance based bonuses and benefits, particularly related to the increased earnings of Global and additional accounts receivable reserves, partially offset by decreased professional fees and contract labor.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations decreased a net of $214,000 (5.8%), primarily as a result of decreased travel cost and airport fees, partly offset by increased pilot salaries; maintenance and brokerage expense increased $302,000 (7.6%), primarily as a result of increases associated with cost of parts, labor and outside maintenance related to the overhaul and repair operations of MAC and MAS; ground equipment decreased $4,178,000 (44.6%), as a result of lower cost of parts and labor associated with Global's decreased sales; depreciation and amortization decreased $39,000 (18.0%) as a result of decreased depreciation related to the completion of certain assets' depreciable lives related to the expansion of MAS and Global; general and administrative expense decreased $17,000 (0.7%) primarily as a result of decreased professional fees partially offset by increased wages.

     Non-operating expense decreased $197,000 and $125,000, respectively, for the current nine and three-month periods ended December 31, 2001. The decreases were principally due to decreased credit-line interest expense.

     Pretax earnings increased $696,000 and decreased $544,000, respectively, for the nine and three-month periods ended December 31, 2001, compared to their respective December 31, 2000 periods. The nine-month increase was principally due to a $1,929,000 increase in profitability at Global, partially offset by changes in fleet utilization and a reduction in workorders, in part due to the September 11, 2001 terrorist attacks, which decreased earnings from other corporate operations. The $544,000 decrease for the three-month period ended December 31, 2001 compared to 2000 earnings was due to the above mentioned September 11, 2001 attacks, intensified by an already weakening aviation market which substantially reduced Global's revenue and earnings. Reduced aircraft utilization and maintenance workorders caused further decreases in earnings in each of Air T's other operating sectors.

     The provision for income taxes increased $281,000 and decreased $202,000 for the nine and three-month periods ended December 31, 2001, compared to their respective 2000 periods due to respective increased and decreased taxable income.







                                    13
Liquidity and Capital Resources

     As of December 31, 2001 the Company's working capital amounted to $12,304,000, an increase of $55,000 compared to March 31, 2001. The net increase primarily resulted from increased cash from operations, decreased accounts payable, partly offset by decreased accounts receivable.

     In May 2001 the Company expanded its bank financing line to a $10,000,000 credit facility. Under the terms of the agreement, a $7,000,000 secured long-term revolving credit line which expires on August 31, 2003 replaced the Company's existing $8,500,000 unsecured short-term revolving credit line which was due to expire in August 2001. The remaining $3,000,000 of the credit facility is a five-year term loan which expires on May 31, 2006 and is scheduled to be repaid in quarterly principal payments of $150,000, plus accrued interest, beginning August 31, 2001.

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of December 31, 2001, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at December 31, 2001 was 1.87%. At December 31, 2001 and 2000, the amounts outstanding against the line were $4,504,000 and $7,539,000, respectively. At December 31, 2001, an additional $5,196,000 was available under the entire credit facility.

     The respective nine-month periods ended December 31, 2001 and 2000 resulted in the following changes in cash flow: operating activities provided $2,138,000 and used $3,128,000, investing activities used $397,000 and $49,000 and financing activities used $1,636,000 and provided
$3,117,000. Net cash increased $105,000 and decreased $59,000 for the respective nine-month periods ended December 31, 2001 and 2000.

     Cash provided by operating activities was $5,265,000 more for the nine-months ended December 31, 2001 compared to the similar 2000 period, principally due to decreased accounts receivable and decreased inventory and increased profitability, partially offset by decreased accounts payable.

     Cash used in investing activities for the nine-months ended December 31, 2001 was approximately $349,000 more than the comparable period in, 2000, principally due to a decrease in sale of marketable securities, partially offset by decreased capital expenditures.




                                    14
Liquidity and Capital Resources (Cont'd)

     Cash used in financing activities for the nine-months ended December 31, 2001 was approximately $4,753,000 more than the comparable 2000 period, principally due to a decrease in borrowings under the line of credit in 2001.

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

Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that neither of these recently accounting standards will materially impact the Company's financial position and results of operations.





                                    15
     The Financial Accounting Standards Board has approved SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Bulletin No. 30. Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of these standards and has not yet determined the effect of adoption on our financial position and results of operations.

Derivative Financial Instruments

     On April 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of SFAS 133 at April 1, 2001 had no material effect on the Company's financial position or results of operations.

     We are exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

     During the first quarter, we entered into two interest rate swaps with a notional amount of $3 million, and $2 million respectively. These agreements were entered into as cash flow hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.5% respectively. The fair value of these swaps had decreased by $194,000 at December 31, 2001. Because the swaps are considered completely effective the change in fair market value of the swaps are recorded in other comprehensive loss and long-term debt on the balance sheet.






                                    16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The  Company  does  not  hold  or  issue derivative financial instruments
for   trading  purposes.  On May 31, 2001 the Company entered into swap agreements  to  fix  the interest rates on the $3 million term portion and $2
million   of  the  revolving  portion  of  its credit facility at respective
interest   rates   of   6.97%  and  6.50%  to reduce its exposure to the
fluctuations   of  LIBOR-based  variable  interest  rates.  The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis
points.   If  the  LIBOR  interest rate had been  increased  by one percentage point, based on the year-end balance of the line of credit, annual interest expense would have increased by approximately $45,000.











































                                    17
                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits
No.                      Description

 3.1 Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Quarterly
          Reports on Form 10-Q for the period ended September 30, 2001.

 3.2           By-laws of the Company, incorporated by reference to
          Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

 4.1 Specimen Common Stock Certificate, incorporated by reference to exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994


_______________________

 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the three months ended December 31, 2001.







                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AIR T, INC.
                                           (Registrant)


Date:  January 31, 2002              /s/ Walter Clark
                               Walter Clark, Chief Executive Officer

Date:  January 31, 2002              /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer

                                    18