Form 10-K
period 2002-03-31
AIR T INC
filed 2002-06-18
CIK 353184

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                            _________________
                                Form 10-K
                            _________________
(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended March 31, 2002
                                   OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from _______________ to _____________

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 5, 2002, computed by reference to the average of the closing bid and asked prices for such stock on such date, was $2,723,997. As of the same date, 2,724,320 shares of Common Stock were outstanding.


                                 PART I

Item 1.   Business.

     Air T, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates in three industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. ("MAC") and CSA Air, Inc. ("CSA"), aviation related parts brokerage and overhaul services through its wholly owned subsidiary, Mountain Aircraft Services, LLC ("MAS"), and aviation ground support equipment products through its wholly owned subsidiary, Global Ground Support, LLC ("Global"). For the fiscal year ended March 31, 2002 the Company's air cargo services through MAC and CSA accounted for approximately 41.2% of the Company's consolidated revenues, aircraft deice and other ground support equipment products through Global accounted for 42.8% of consolidated revenues and aviation related parts brokerage and overhaul services through MAS accounted for 16.0% of consolidated revenues. The Company's air cargo services are provided exclusively to one customer -- Federal Express Corporation ("Federal Express"). Revenues from contracts with Federal Express accounted for approximately 41.2% of the Company's consolidated revenues for the year ended March 31, 2002. Certain financial data with respect to the Company's overnight air cargo, aviation services and ground support equipment segments are set forth in Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. Such data are incorporated herein by reference.

     The principal place of business of the Company and MAC is Maiden, North Carolina; the principal places of business of CSA, MAS and Global are, respectively: Iron Mountain, Michigan; Kinston, North Carolina; and Olathe, Kansas.

Diversification and Acquisition.

     In October 1993, the Company organized MAS to diversify its customer base and business mix. MAS provides aircraft maintenance, parts and other aviation related services to the commercial and military aviation industries. MAS is organized as a limited liability company 100% owned by Air T.

     In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment, and the acquisition was completed that month. Global is located in Olathe, Kansas and manufactures, sells and services aircraft ground support equipment sold to domestic and international passenger and cargo airlines, as well as to airports. During the fiscal year ended March 31, 2000, Global diversified its product line to include additional models of aircraft deicers and scissor-lift ground support equipment. Global is organized as a limited liability company 100% owned by Air T.

     The organization of MAS and Global reflects the Company's strategy to diversify its operations within the aviation industry to reduce its dependence on the air cargo service segment.

Overnight Air Cargo Services.

     MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States and Canada, and in Puerto Rico and the U.S. Virgin Islands. MAC and CSA's revenues are derived principally pursuant to "dry-lease" service contracts. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry-lease service contracts accounted for 98.0% of MAC and CSA's revenues (41.2% of the Company's consolidated revenues).

     For the fiscal year ended March 31, 2002, MAC and CSA provided air delivery service exclusively to Federal Express. As of March 31, 2002, MAC and CSA operated an aggregate of 95 aircraft under agreements with Federal Express. Separate agreements cover the three types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under "wet-lease" arrangements with Federal Express which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA.


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

     MAC and CSA, together, operated or held for sale the following aircraft as of March 31, 2002:

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


Aircraft Deice and Other Equipment Products.

     Global manufactures, sells, services and supports aircraft devices on a worldwide basis. During the fiscal year ended March 31, 2000, Global diversified its product line to include additional models of aircraft deicers and scissor-lift ground support equipment. Global's primary customers are passenger and cargo airlines, the U.S. Air Force, as well as airports located in the United States and in international markets. Global's operations are located in Olathe, Kansas.

     In the manufacture of its ground service equipment, Global assembles components acquired from third party suppliers. Components are readily available from a number of different suppliers. The primary components are the chassis (which is similar to the chassis of a medium to heavy truck) and heating equipment.

     Global manufactures five basic models of mobile deicing equipment ranging from 700 to 3,200 gallon capacity models in addition to fixed pedestal mounted deicers. Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, fire suppressant equipment, modifications for open or enclosed cab design, a recently patented forced-air deicing nozzle to substantially reduce glycol usage, and color and style of the exterior finish. Global also manufactures three models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft. Global competes primarily on the basis of reliability of its products, prompt delivery and price. The market for aviation ground service equipment is highly competitive.

      Global's mobile deicing equipment business has historically been highly seasonal, with the bulk of deicing equipment being purchased by customers in the late summer and fall in preparation for winter months. Historically, the bulk of Global's revenues have occurred during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters. The Company has reduced Global's seasonal fluctuation in revenues by the introduction of a line of non-deicer related ground support equipment, the January 2000 commencement of a long-term contract to provide deicing equipment to the U.S. Air Force and the award of a $7.1 million pedestal-mounted deicer contract with the Philadelphia International Airport.

     Revenue from Global's contract with the U.S. Air Force accounted for approximately 13.9% of the Company's consolidated revenue for the year ended March 31, 2002.

Aviation Related Parts Brokerage and Overhaul Services.

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

     In addition, MAS sells aircraft parts, of which approximately 1% of the amount sold in the fiscal year ended March 31, 2002 were used in connection with maintenance performed by MAS. Sales of parts by MAS do not include any parts purchased for maintenance of aircraft operated by MAC or CSA.

      MAS's inventory of parts held for sale was approximately $4.8 million at March 31, 2002 and included parts for use in primarily 15 types of commercial and military aircraft, all of which are generally in current use. MAS maintains its own inventory controls and documentation, sets stocking levels and determines the conditions for surplus parts disposal.

     MAS's customers include the commercial air cargo and passenger aviation industries and manufacturers of commercial and military aircraft and contract maintenance companies serving the commercial and military aviation industry. MAS also provides parts or services under contracts directly with the U.S. government. For the fiscal year ended March 31, 2002, MAS provided services or parts to over 75 customers, with five customers accounting for approximately 95% of MAS's revenues for the year.

     MAS's operations are not materially seasonal.


Backlog.

     The Company's backlog consists of "firm" orders supported by customer purchase orders with fixed delivery dates for the deicing equipment sold by Global and for parts and equipment sold by MAS. At March 31, 2002, the Company's backlog of orders was $3.0 million, of which $2.7 million was attributable to Global and approximately $.3 million was attributable to MAS, all of which the Company expects to be filled in the current fiscal year.

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

Employees.

     At May 24, 2002, the Company and its subsidiaries had 379 full-time and full-time-equivalent employees, of which 10 are employed by the Company, 257 are employed by MAC, 52 are employed by CSA, 21 are employed by MAS and 39 are employed by Global. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.


Item 2.   Properties.

     The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by J. Hugh Bingham, William H. Simpson and John J. Gioffre, officers and directors of the Company, and the estate of David Clark, of which, Walter Clark, the Company's chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary. The facility consists of approximately 65 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 10,300 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The lease for this facility extends through May 31, 2006, and the monthly lease payment is $9,155.

     The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased, from a third party, under an annually renewable agreement with a monthly rental payment, as of March 31, 2002, of approximately $1,698.

     On November 16, 1995, the Company entered into a twenty-one and a half year premises and facilities lease with Global TransPark Foundation, Inc. to lease approximately 53,000 square feet of a 66,000 square foot aircraft hangar shop and office facility at the North Carolina Global TransPark in Kinston, North Carolina. On August 10, 1996, MAS's component repair services and part of MAC's aircraft maintenance operations were relocated to this facility. Rent under this lease increases over time as follows: the first 18 months, no rent; the next 5-year period, $2.25 per square foot; the next 5-year period, $3.50 per square foot; the next 5-year period, $4.50 per square foot; and the final 5-year period, $5.90 per square foot. This lease is cancelable under certain conditions at the Company's option. The Company currently considers the lease to be non-cancelable for seven years and has calculated rent expense on a straight-line basis over this portion of the lease term. The Company began operations at this facility in August 1996.

     MAS operates an engine overhaul management facility in Miami, Florida, leasing, from a third party, approximately 4,700 square feet of shop space. The lease expired on March 31, 2002 and MAS relocated to a smaller facility in April 2002 and signed a lease expiring February 2003 at a monthly rental payment of $1,523. MAS also operates a 145 repair shop facility in Kinston, North Carolina. The lease expired on March 31, 2002 and MAS relocated to a smaller facility under a month to month lease in May 2002, with a monthly rental payment of $1,225.

     Global leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased, from a third party, under a five-year lease agreement which expires in August 2006. The monthly rental payment, as of March 31, 2002, was $29,341, and the monthly rental will increase to $29,809 over the life of the lease.

     As of March 31, 2002, the Company leased hangar space from third parties at 35 other locations for aircraft storage. Such hangar space is leased, from third parties, at prevailing market terms.

     The table of aircraft presented in Item 1 lists the aircraft operated by the Company's subsidiaries and the form of ownership.

Item 3.   Legal Proceedings.

     Global and one of its employees are defendants in a lawsuit filed in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services et al v. Terex, et al. In this action, the plaintiffs allege that they provided to Global and the employee certain trade secrets regarding aircraft de/anti-icing systems that were then disclosed by Global and the employee to third parties. The plaintiffs allege misappropriation of trade secrets, breach of contract and violation of the federal Racketeer Influenced and Corrupt Organization Act and seek monetary damages. An answer in this action is not yet due and has not yet been filed. The Company does not believe that the action has any merit and intends to defend the lawsuit vigorously.

      The Company is currently aware of certain employee, product liability and environmental matters, some of which involve pending or threatened lawsuits. If adversely decided, management believes the results of these pending or threatened lawsuits would not have a material adverse effect on the Company.



Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                 PART II

Item 5.   Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock is publicly traded in the over-the-counter market under the NASDAQ symbol "AIRT."

     As of June 5, 2002 the number of holders of record of the Company's Common Stock was approximately 362. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 2000 through March 2002 is as follows:

                                          Common Stock
           Quarter Ended                   High    Low

           June 30, 2000                   3.875  3.000
           September 30, 2000              3.750  2.750
           December 31, 2000               4.000  2.250
           March 31, 2001                  4.438  3.000

           June 30, 2001                   4.480  2.810
           September 30, 2001              4.150  2.290
           December 31, 2001               6.490  2.500
           March 31, 2002                  6.310  2.700

     The Company's Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. The $0.12 per share cash dividend, declared on May 22, 2002, will be paid on June 20, 2002 to stockholders of record on June 5, 2002.


Item 6.   Selected Financial Data


(In thousands except per share data)

                                       Year Ended March 31,

                           2002       2001      2000       1999      1998

Operating revenues     $  70,958  $  70,246  $  58,846  $  52,120  $  51,001

Net earnings           $   1,278  $   1,289  $     362  $     523  $   1,706

Net earnings per share-
Basic                  $    0.47  $    0.47  $    0.13  $    0.19  $    0.64

Net earnings per share-
Diluted                $    0.46  $    0.46  $    0.13  $    0.19  $    0.61

Total assets           $  22,903  $  28,533  $  23,936  $  20,852  $  18,289

Long-term obligations,
including
current portion        $   4,158  $   5,969  $   1,486  $   1,364  $   1,144

Stockholders' equity   $  11,100  $  10,170  $   9,383  $   9,636  $   9,712

Average common shares
outstanding-Basic          2,717      2,733      2,758      2,698      2,660

Average common shares
outstanding-Diluted        2,789      2,781      2,837      2,794      2,788

Dividend declared per
common share
(1)                    $    0.15  $    0.10  $    0.08  $    0.14  $    0.10

Dividend paid per common
share
(1)                    $    0.15  $    0.10  $    0.08  $    0.14  $    0.10
__________________________
___

(1) On May 22, 2002, the Company declared a cash dividend of $0.12 per common share payable on June 20, 2002 to stockholders of record on June 5, 2002.

















Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company's two most significant components of revenue, which accounted for 42.8% and 41.2% of revenue in fiscal 2002 were generated, respectively, through its ground support equipment subsidiary, Global Ground Support, LLC (Global), and its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA).

     Global manufactures, services and supports aircraft deicers and ground support equipment on a worldwide basis. Global's revenue contributed approximately $30,345,000 and $31,406,000 to the Company's revenues in fiscal 2002 and 2001, respectively. The small decrease in revenues in 2002 was primarily due to decreased commercial equipment orders being virtually offset by a large scale airport deicer contract, which commenced in February 2001.

     MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $29,264,000 and $30,262,000 to the Company's revenues in fiscal 2002 and 2001, respectively. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at March 31, 2002) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at March 31, 2002) are owned by the Company and operated periodically under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Mountain Aircraft Services, LLC's (MAS) aircraft component parts brokerage and repair services contributed approximately $11,349,000 and $8,578,000 to the Company's revenues in fiscal 2002 and 2001, respectively, and are included in Aircraft Services and Other in the accompanying consolidated statement of earnings.

     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: air cargo, aviation ground equipment and aviation services in the accompanying consolidated financial statements.

     The following table summarizes the changes and trends in the Company's expenses as a percentage of revenue:

                                      Fiscal Year Ended March 31,
                                      2002         2001         2000

Operating revenue (in thousands)  $  70,958    $  70,246    $  58,846

Expense as a percentage of revenue:
   Flight operations                  20.32%       21.30%       23.31%
   Maintenance and brokerage          29.33        24.06        35.11
   Ground equipment                   33.19        37.43        25.58
   General and administrative         12.88        12.44        12.78
   Depreciation and amortization       0.94         1.18         1.57

Total costs and expenses              96.65%       96.41%       98.35%




Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation, retirement benefit obligations, valuation of revenue recognized under the percentage of completion method and valuation of long-lived assets. Following is a discussion of critical accounting policies and related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all significant accounting policies is included in Note 1 to our Consolidated Financial Statements included elsewhere in this Report.

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable is established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or general economic conditions.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories are based on assessment of slow-moving and obsolete inventories. Historical part usage and estimated future demand provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, the retirement of aircraft or ground equipment and changes in the aviation industry.

     Deferred Taxes. Deferred tax assets net of valuation allowance, if any, reflect the likelihood of the recoverability of these assets. Company judgement of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

     Retirement Benefits Obligation. The Company determines the value of retirement benefits assets and liabilities on an actuarial basis. Values are affected by our outside actuary's estimates of the expected return on plan assets, insurance policies and the discount rates used. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used will affect the amount of pension gain or loss recognized.

     Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers.
Revenues from overhaul contracts on customer owned parts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method. Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date, to estimated total cost for each contract or workorder.

     Valuation of Long-Lived Assets. The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" on April 1, 2002. If required, the Company will record impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, the Company then will write-down the value of the assets to a level commensurate with their fair value using a discounted cash flow approach.


Seasonality

      Global's business has historically been highly seasonal.   Due  to
the nature of its product line, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts, started in fiscal 1999, to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF) for a total amount of approximately $25 million, and in January 2001 Global received a $7.1 million pedestal-mounted deicer contract with the Philadelphia International Airport, expected to be completed in the
first quarter of  fiscal  2003.   The Company anticipates that revenue
from the USAF contract will continue to contribute to management's plan to reduce Global's seasonal fluctuation in revenues. The Company believes that this seasonal trend was not reflected in Global's current third quarter results due to the September 11, 2001 terrorist attacks
and weakening  aviation  market  discussed below.   The  remainder  of the
Company's business  is  not  materially seasonal.

Results of Operations

     Fiscal 2002 vs. 2001

     Consolidated revenue increased $712,000 (1.0%) to $70,958,000 for the fiscal year ended March 31, 2002 compared to the prior fiscal year. The increase in 2002 revenue primarily resulted from increases in revenue from MAS of $2,685,000 (31.0%) to $11,349,000 partially offset by decreases in Global revenue of $1,061,000 (3.4%) to $30,345,000 and a $912,000 (3.0%) decrease in air cargo revenue to $29,264,000.

     Operating expenses increased $854,000 (1.3%) to $68,582,000 for fiscal 2002 compared to fiscal 2001. The net increase in operating expenses consisted of the following changes: cost of flight operations decreased $547,000 (3.7%) as a result of decreases in fuel, landing fees, and costs associated with pilot travel partially offset by increases in pilot and flight personnel costs; maintenance and brokerage expenses increased $3,906,000 (23.1%) primarily as a result of cost associated with the sale of an aircraft engine, partially offset by lower outside maintenance and parts costs at MAC; ground equipment costs decreased $2,748,000 (10.5%), as a result of decreased sales at Global; depreciation and amortization decreased $160,000 (19.3%) as a result of certain assets becoming fully depreciated, or written off during fiscal 2002; the general and administrative expense increase of $402,000 (4.6%) is primarily the result of increases in general wages and benefits, insurance cost and staff expense.

     On a segment basis, the most significant impacts on the Company's operating results comparing the fiscal year ended March 31, 2002 to the prior period resulted from changes in the ground equipment operation at Global and the aircraft services operation at MAS. In the fiscal year ended March 31, 2002, Global had operating income of $3,335,000 compared to prior period income of $2,049,000 and MAS had an operating loss of $905,000 compared to a $274,000 profit in the prior year. Several factors contributed to the changes in Global's and MAS's operating results. Global's current fiscal year operating income increased compared to its prior fiscal year primarily due to commencement of a large scale airport contract and higher sales volume on its U.S. Air Force contract offsetting declines in commercial equipment orders.
MAS's current fiscal year revenue increased 31.4% compared to its prior fiscal year revenue, primarily due to a large engine sale offsetting declines in service revenue. The net decrease, exclusive of the engine sale, in MAS revenue, and operating income, was primarily due to decreased brokerage sales and parts overhaul revenue. Operating income for the Company's overnight air cargo operations was $2,216,000 in the fiscal year ended March 31, 2002, a decrease of 10.5% from $2,476,000 in the prior fiscal year revenue. The decrease resulted from decreased levels of aircraft maintenance.

     Non-operating expense decreased a net $305,000 due to decreased current year interest expense related to decreased borrowing on the Company's line of credit.

     Provision for income taxes increased $175,000 (26.6%) due to changes in the effective tax rate. The provision for income taxes for the fiscal years ended March 31, 2002, 2001 and 2000 were different from the Federal statutory rates due to state tax provisions and a reduction in the Company's excise tax accrual due to a favorable tax ruling.

     Although fiscal 2002's revenues and net earnings closely match fiscal 2001, the effect of the September 11th terrorist attacks and a softening aviation market during fiscal 2002 substantially affected Air T's operations during the second half of the current year. Air T's operating subsidiaries experienced significant decreases in current fourth quarter revenues and earnings compared to the prior year's fourth quarter. Additional accruals contributed to the Company's current period fourth quarter loss of $38,000.

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

      On a segment basis, the most significant impacts on the Company's operating results comparing the fiscal year ended March 31, 2001 to the prior period resulted from changes in parent company revenue and expense, the ground equipment operation at Global and the aircraft services operation at MAS. Current year corporate operating loss increased $420,000 due to increased general and administrative expense over the prior year and decreased investment income. In the fiscal year ended March 31, 2001, Global had an operating income of $2,049,000 compared to a prior period loss of $591,000, MAS had operating income of $274,000 compared to $650,000 in the prior year. Several factors contributed to the changes in Global's and MAS's operating results. Global's current fiscal year revenue increased 84.6% compared to its prior fiscal year primarily due to commencement of the USAF contract. MAS's current fiscal year revenue decreased 6.4% compared to its prior fiscal year revenue. The decrease in MAS revenue, and operating income, was primarily due to decreased brokerage sales and parts overhaul revenue. Operating income for the Company's overnight air cargo operations was $2,476,000 in the fiscal year ended March 31, 2001, a decrease of 7.6% from $2,680,000 in the prior fiscal year revenue. The MAC decrease resulted from decreased levels of aircraft maintenance.

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

Liquidity and Capital Resources

     As of March 31, 2002 the Company's working capital amounted to $11,221,000, a decrease of $1,028,000 compared to March 31, 2001. The net decrease primarily resulted from decreases in accounts receivable and inventory and an increase in accrued expenses, partially offset by decreased accounts payable and increased deferred tax assets.

     On May 23, 2001 the Company expanded its bank financing line to a $10,000,000 credit facility. Under the terms of the agreement, a $7,000,000 secured long-term revolving credit line which expires on August 31, 2003 replaced the Company's $8,500,000 unsecured short-term revolving credit line. The remaining $3,000,000 of the credit facility is a five-year term loan which matures on May 31, 2006; with quarterly payments of $150,000, plus accrued interest.

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of March 31, 2002, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 2002 was 1.85%. At March 31, 2002 and 2001, the amounts outstanding against the credit facility were $3,860,000 and $5,763,000, respectively.
At March 31, 2002, $5,690,000 was available under the entire credit facility.

     The Company has classified $3,260,000 of its outstanding balance on the credit facility as of March 31, 2002 as long-term to reflect the terms included under the agreement signed on May 31, 2001. The Company entered into two swap agreements on May 31, 2001 to fix the interest rate on the $3,000,000 term portion and $2,000,000 of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.50%.


     The following table of material debt and lease commitments at March 31, 2002 summarizes the effect these obligations are expected to have on the Company's cash flow in the future periods.

                                 Related Cash Outflows
  Contractual
   Obligations    Total       2003      2004        2005       2006      2007


Long-term bank
  debt         $3,860,000 $  600,000 $1,910,000 $  600,000 $  600,000 $ 150,000
Operating
  leases        2,827,000    638,000    622,000    629,000    637,000   301,000
Capital leases    149,000     51,000     46,000     39,000     13,000      -
  Total        $6,836,000 $1,289,000 $2,578,000 $1,268,000 $1,250,000 $ 451,000



     The respective years ended March 31, 2002, 2001 and 2000 resulted in the following changes in cash flow: operating activities provided $2,890,000 and $262,000, respectively in 2002 and 2000 and used $1,129,000 in 2001. Investing activities used $657,000, $227,000, and
$172,000, respectively, in 2002, 2001 and 2000 and financing activities used $2,300,000 and $209,000, respectively, in 2002 and 2000 and provided $1,310,000 in 2001.  Net cash decreased $66,000, $47,000 and
$119,000, respectively, in 2002, 2001 and 2000.

     Cash provided by operating activities was $4,020,000 more for the year ended March 31, 2002, compared to 2001 principally due to decreases in accounts receivable and inventory, partially offset by decreases in accounts payable. Cash used in investing activities for the year ended March 31, 2002 was approximately $430,000 more than 2001, principally due to a sale of marketable securities in 2001. Cash used in financing activities was $3,609,000 more in 2002 compared to 2001 principally due to changes relating to borrowings under the line of credit.

     During the fiscal year ended March 31, 2002 the Company repurchased 13,500 shares of its common stock at a total cost of $42,785. Pursuant to its previously announced stock repurchase program, $147,134 remains available for repurchase of common stock.

       There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.15 per share cash dividend in June 2001 and declared a $0.12 per share cash dividend on May 22, 2002, to be paid on June 20, 2002 to shareholders of record dated June 5, 2002.

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


Recent Accounting Pronouncements

     The Financial Accounting Standards Board has approved SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends, Accounting
Principles Bulletin (APB) No. 30. Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 143 or 144 to have a material effect on our financial position and results of operations.

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

     During the first quarter of fiscal 2002, the Company entered into two interest rate swaps with a notional amount of $3 million, and $2 million respectively. These agreements were entered into as cash flow hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at interest rates of 6.97% and 6.50%, respectively; the maturity dates of the swaps vested the respective maturity dates of the underlying debt instruments. The fair value of these swaps had decreased by $119,000 at March 31, 2002. Because the swaps are considered completely effective the change in fair market value of the swaps are recorded in other comprehensive loss and long-term debt on the balance sheet.



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



Item 8.   Financial Statements and Supplementary Data.




INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Air T, Inc.
Denver, North Carolina

We have audited the accompanying consolidating balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.






/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Charlotte, North Carolina
May 31, 2002















                      AIR T, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS


                                          Year Ended March 31,

                                   2002          2001           2000

Operating Revenues (Note 10):
 Cargo                        $ 19,861,747   $ 20,258,595   $ 18,823,692
 Maintenance                     9,366,524      9,917,749     13,712,681
 Ground equipment               30,344,889     31,405,711     17,009,311
 Aircraft services and other    11,384,943      8,663,818      9,300,454

                                70,958,103     70,245,873     58,846,138

Operating Expenses:
 Flight operations              14,418,205     14,965,001     13,717,147
 Maintenance and brokering      20,810,379     16,903,938     20,658,917
 Ground equipment               23,547,474     26,295,686     15,052,477
 General and administrative      9,139,897      8,738,131      7,521,446
 Depreciation and amortization     666,389        826,018        921,791

                                68,582,343     67,728,774     57,871,778

 Operating Income                2,375,759      2,517,099        974,360


Non-operating Expense (Income):
 Interest                          491,387        745,077        638,138
 Deferred retirement
  expense (Note 12)                 88,078         24,996         24,996
 Investment income                (115,562)      (114,467)      (183,227)
 Increase in cash surrender
 value of life insurance          (164,000)       (95,457)      (133,378)
 Other                             (33,142)        12,075            256

                                   266,761        572,224        346,785

Earnings Before Income Taxes     2,108,998      1,944,875        627,575

Income Taxes (Note 11)             830,499        655,950        265,718

Net Earnings                  $  1,278,499   $  1,288,925   $    361,857


Net Earnings Per Share (Note 13):
  Basic                       $       0.47   $       0.47   $       0.13
  Diluted                     $       0.46   $       0.46   $       0.13

Weighted Average Shares Outstanding:
  Basic                          2,716,823      2,733,428      2,757,549
  Diluted                        2,788,700      2,780,732      2,837,398

See notes to consolidated financial statements.



                      AIR T, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS



                                              March 31,

                                          2002          2001
ASSETS (Note 6)

Current Assets:
  Cash and cash equivalents         $     31,770    $     97,799
  Marketable securities (Note 2)         982,028         875,836
  Accounts receivable, less
   allowance for doubtful accounts
   of $455,805 in 2002 and
   $163,862 in 2001                    5,875,754      11,089,528
  Costs and estimated earnings in
   excess of billings on uncompleted
   contracts (Note 4)                     14,320         194,067
  Inventories, net (Note 3)            9,907,430      10,783,686
  Deferred tax asset (Note 11)           727,665         444,764
  Prepaid expenses and other             188,245         203,765
   Total Current Assets               17,727,212      23,689,445


Property and Equipment (Note 1):
  Furniture, fixtures and
   improvements                        7,210,133       6,500,938
  Flight equipment and
   rotables inventory                  1,329,153       1,153,301
                                       8,539,286       7,654,239
  Less accumulated depreciation       (5,020,238)     (4,400,067)
  Property and equipment, net          3,519,048       3,254,172

Deferred Tax Asset (Note 11)             568,186         567,282
Intangible Pension Asset (Note 12)       290,862         361,631
Other Assets                             797,454         660,682

  Total Assets                      $ 22,902,762    $ 28,533,212





See notes to consolidated financial statements.






                      AIR T, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS



                                                 March 31,

                                            2002            2001

LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities:
  Accounts payable                  $     3,543,568   $   8,879,628
  Accrued expenses (Note 5)               1,915,605       1,573,468
  Income taxes payable (Note 11)            355,195         287,846
  Current portion of long-term
    obligations (Notes 6 & 7)               691,812         699,719

   Total Current Liabilities              6,506,180      11,440,661

Capital Lease Obligations  (less
  current portion) (Note 7)                  87,718         105,007
Long-term Debt (less current
  portion) (Note 6)                       3,378,934       5,163,829
Deferred Retirement Obligations
(less current portion) (Note 12)          1,830,205       1,653,400

Stockholders' Equity (Note 9):
  Preferred stock, $1 par value,
   authorized 50,000 shares, none
   issued                                      -               -
  Common stock, par value $.25;
   authorized 4,000,000 shares;
   2,724,320 and 2,705,153 shares
   issued and outstanding
   in 2002 and 2001,respectively            681,080         676,288
   Additional paid in capital             6,858,898       6,828,640
   Retained earnings                      4,079,621       3,206,642
   Accumulated other comprehensive loss    (519,874)       (541,255)
     Total Stockholders'Equity           11,099,725      10,170,315

     Total Liabilities and
      Stockholders' Equity             $ 22,902,762   $  28,533,212







See notes to consolidated financial statements.



                      AIR T, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended March 31,
                                          2002         2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                         $ 1,278,499  $ 1,288,925  $  361,857
 Adjustments to reconcile net
  earnings to net cash provided by
  (used in) operating activities:
 Increase in accounts receivable
  and inventory reserves                  616,049      172,844      93,478
 Depreciation and amortization            666,389      826,018     921,791
 Deferred tax provision                  (283,805)    (252,395)   (101,046)
 Net periodic pension cost                253,609      240,385     219,456
 Changes in assets and liabilities
  which provided (used)cash:
   Accounts receivable                  4,921,831   (3,133,354)   (987,870)
   Inventories                            291,324   (1,834,225) (2,873,729)
   Prepaid expenses and other              58,495      (49,547)   (461,826)
   Accounts payable                    (5,336,060)   1,361,988   3,249,750
   Accrued expenses                       356,793      432,626    (629,703)
   Income taxes payable                    67,349     (182,401)    470,247
  Total adjustments                     1,611,974   (2,418,061)    (99,452)
 Net cash provided by (used in)
  operating activities                  2,890,473   (1,129,136)    262,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of
  property and equipment                   50,000       30,581        -
Capital expenditures                     (720,428)    (720,545)   (647,084)
Purchase of marketable securities            -            -       (100,000)
Sale and maturity of
  marketable securities                    13,496      462,617     575,143
Net cash used in investing
  activities                             (656,932)    (227,347)   (171,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on
  line of credit                       (1,479,100)   1,740,910      89,402
Repayment of term loan                   (450,000)        -           -
Payment of cash dividend                 (405,520)    (274,858)   (220,278)
Repurchase of common stock                (42,785)    (186,783)    (78,437)
Proceeds from exercise of stock
  options                                  77,835       30,500        -
Net cash (used in) provided by
  financing activities                 (2,299,570)   1,309,769    (209,313)

NET DECREASE IN CASH AND  CASH
  EQUIVALENTS                             (66,029)     (46,714)   (118,849)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                          97,799      144,513     263,362

CASH AND CASH EQUIVALENTS AT END
OF YEAR                               $    31,770  $    97,799  $  144,513


SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
Capital leases entered into
  during fiscal year                  $    24,581  $   138,181  $   30,236

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
     Interest                         $   609,912  $   722,885  $  608,938
     Income taxes paid/(refunds
       received)                        1,039,595    1,091,684    (596,993)

See notes to consolidated financial statements.



                      AIR T, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                Common Stock (Note 9) Addit-            Accumulated
                                      ional                 Other      Total
                                     Paid-In   Retained Comprehensive  Stock-
                 Shares    Amount    Capital   Earnings    Income     holder's
                                                            (Loss)     Equity
Balance,March
 31, 1999     2,764,653 $  690,491 $7,049,157 $2,050,995 $ (154,745) $9,635,898
Comprehensive Income:
  Net earnings                                   361,857
  Other Comprehensive
  Loss:
   Unrealized loss
   on available-for-
   sale securities                                         (315,438)
  Excess of additional
   pension liability over
   unrecognized prior
   service cost                                            (127,721)
Total Comprehensive
  Loss                                                                 (81,302)
Repurchase and retirement
  Of common
  stock         (24,300)    (6,075)   (72,362)      -          -       (78,437)
Cash dividend
($.08 per share)   -           -          -     (220,278)      -      (220,278)

Balance, March
31,2000       2,740,353    684,416  6,976,795  2,192,574   (597,904) 9,255,881
Comprehensive Income:
  Net earnings                                 1,288,925
  Other Comprehensive
   Income:
  Unrealized gain
   on available-for-
   sale securities                                           74,980
  Excess of additional
   pension liability over
   unrecognized prior
   service cost                                             (18,331)
Total Comprehensive
  Income                                                             1,345,574
Repurchase and retirement
  of common
  stock         (61,200)   (14,628)  (172,155)      -          -      (186,783)
Exercise of stock
options          26,000      6,500     24,000                           30,500
Cash dividend
($.10 per share)   -          -          -      (274,858)      -      (274,858)

Balance, March
31, 2001      2,705,153    676,288  6,828,640  3,206,642   (541,255) 10,170,315
Comprehensive Income:
  Net earnings                                 1,278,499
  Other Comprehensive
   Income:
  Unrealized gain
   on available-for-
   sale securities                                          119,690
  Excess of additional
   pension liability
   over unrecognized
   prior service cost                                        20,691
  Change in fair
  value of derivatives                                     (119,000)
Total Comprehensive
  Income                                                              1,299,880
Repurchase and retirement
  of common
  stock         (13,500)    (3,375)   (39,410)      -          -       (42,785)
Exercise of stock
options          32,667      8,167     69,668                           77,835
Cash dividend
($.15 per share)   -          -          -      (405,520)             (405,520)

Balance, March
 31,2002      2,724,320 $  681,080 $6,858,898 $4,079,621 $ (519,874)$11,099,725

See notes to consolidated financial statements.


                      AIR T, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 2002, 2001, AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principal Business Activities - Air T, Inc. (Company), through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight, a provider of aircraft parts, engine overhaul management and component repair services and a manufacturer of aircraft ground service equipment.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain Air Cargo, Inc., CSA Air, Inc., Mountain Aircraft Services, LLC and Global Ground Support, LLC (Global).
     All significant intercompany transactions and balances have been eliminated.

     Concentration of Credit Risk - The Company's potential exposure to concentrations of credit risk consists of trade accounts receivable. Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers' financial condition.

     Substantially all of the Company's customers are concentrated in the aviation industry and revenue can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the customer. The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and ground support equipment which provides equipment and services to approximately 90 customers, one of which is considered a major customer. The loss of a major customer would have a material impact on the Company's results of operations.

     Cash Equivalents - Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

     Marketable Securities - Marketable securities consists primarily of investments in mutual funds and REITs. The Company has classified marketable securities as available-for-sale and they are carried at fair value. Unrealized gains and losses on such securities are excluded from earnings and reported as a component of accumulated comprehensive loss until realized. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price.

     Inventories - Inventories of the manufacturing subsidiary are carried at the lower of cost (first in, first out) or market. Aviation parts and supplies inventories are carried at the lower of average cost or market. Consistent with industry practice, the Company includes aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used within one year.

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

      Flight equipment and intellectual property          7 years
      Other equipment and furniture                  3 to 7 years

     Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts and long term fixed price construction projects are recognized on the percentage-of-completion method, in accordance with AICPA Statement of Position No. 81-1, "Accounting for
     Performance of Construction Type and Certain Production Type
     Contracts". Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date to estimated total cost for each contract or workorder. Contract costs include all direct material and labor costs and overhead costs related to contract performance. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined or future periods. Such contracts generally have no customer retainage provisions. Except for a construction contract at Global, which is billed on a progress billing basis, the Company generally bills its customer at the time of completion of the contract or workorder.


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

          Stock Based Compensation - The Company measures employee stock compensation plans using the intrinsic method with pro-forma disclosure of net earnings and earnings per share determined as if the fair value based method had been applied in measuring compensation cost.

     Income Taxes - Income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the asset and liability method. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

     Accounting Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful account, inventory reserve, intangible pension asset, deferred retirement obligations and revenue recognized under the percentage of completion method.

     Derivative Financial Instruments - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for the Company beginning on April 1, 2001. The adoption of SFAS No. 133 did not significantly impact the Company's financial statements.

     Recent Accounting Pronouncements -

     The Financial Accounting Standards Board has approved SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121 and amends, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Bulletin (APB No. 30). Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 143 or 144 to have a material effect on our financial position and results of operations.

     Reclassifications - Certain reclassifications have been made to 2001 and 2000 amounts to conform to the current year presentation.

2.   MARKETABLE SECURITIES

     At March 31, 2002 and 2001, marketable securities consist of the following investment types:

                                             2002       2001
     Real estate investment trusts       $  242,200  $   98,000
     Mutual funds                           739,828     764,336
     Certificate of deposit                    -         13,500

     Total                               $  982,028  $  875,836

     The Company recorded a realized gain of approximately $40,000 in 2001 and a realized loss of approximately $26,000 in 2000 in the accompanying consolidated statements of earnings due to the sale of securities.

3.   INVENTORIES

     Inventories consist of the following:
                                                          March 31,
                                                      2002         2001
        Aircraft parts and supplies               $ 5,373,398  $ 5,571,721
        Aircraft equipment manufacturing:
          Raw materials                             2,777,175    2,819,329
          Work in process                             914,730    1,131,565
          Finished goods                            1,432,332    1,527,170
          Total inventory                          10,497,635   11,049,785
          Reserves                                   (590,205)    (266,099)

         Total, net of reserves                    $9,907,430  $10,783,686


4.   UNCOMPLETED CONTRACTS

     Overhaul contracts in process accounted for under the percentage of completion method at March 31, 2002 and 2001 are summarized as follows:


                                                         2002         2001
           Costs incurred on uncompleted contracts   $  6,337      $ 53,953
           Estimated earnings                           7,983       140,114
           Subtotal                                    14,320       194,067
           Less billings to date                         -             -
           Costs and estimated earnings in excess of
           billings on uncompleted contracts         $ 14,320      $194,067

5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:
                                                          March 31,
                                                    2002            2001

          Salaries, wages and related items    $   613,671     $   661,600
          Profit sharing                           556,363         403,466
          Health insurance                         305,834           -
          Other                                    439,737         508,402

                                               $ 1,915,605     $ 1,573,468

6.   FINANCING ARRANGEMENTS

     On May 23, 2001 the Company expanded its bank financing line to a $10,000,000 credit facility. Under the terms of the agreement, a $7,000,000 secured long-term revolving credit line, which expires on August 31, 2003, replaced the Company's $8,500,000 unsecured short-term revolving credit line. The remaining $3,000,000 of the credit facility is a five-year term loan which matures on May 31, 2006; with quarterly payments of $150,000, plus accrued interest.

            Long-term debt maturities are as follows:

                 2003                         $   600,000
                 2004                           1,910,000
                 2005                             600,000
                 2006                             600,000
                 2007                             150,000

                 Total                        $ 3,860,000


     Both the revolving credit line and the term loan contain customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of March 31, 2002, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March
     31, 2002 was 1.85%. At March 31, 2002 and 2001, the amounts outstanding against the credit facility were $3,860,000 and $5,764,000, respectively. At March 31, 2002, $5,690,000 was available under the entire credit facility.

     The Company has classified $3,260,000 of its outstanding bank debt as long-term as of March 31, 2002 to reflect the terms included under the agreement signed on May 31, 2001. The Company entered into two swap agreements on May 31, 2001 to fix the interest rate on the $3,000,000 term portion and $2,000,000 of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.50%. See Footnote 8.

7.   LEASE COMMITMENTS

     The Company has operating lease commitments for office equipment and its office and maintenance facilities as well as capital leases for certain office and other equipment. The Company leases its corporate offices from a company controlled by Company officers for $9,155 per month under a five-year lease which expires in May 2006.

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

     In August 1997 Global, located in Olathe, Kansas, leased approximately 57,000 square feet of manufacturing space for $17,030 per month, under a two-year operating lease originally set to expire in September 1999. In September 1998, the lease was expanded to 112,500 square feet of manufacturing and office space for $35,903 per month expiring August 2001. In April 2001 the lease was renewed through August 2006; monthly rental will increase from $28,967 to $30,842 over the life of the lease.

     At March 31, 2002, future minimum annual lease payments under capital and non-cancellable operating leases with initial or remaining terms of more than one year are as follows:

                                         Capital      Operating
                                          Leases        Leases
     2003                              $    50,590   $   637,901
     2004                                   46,388       622,340
     2005                                   38,703       629,474
     2006                                   13,115       636,608
     2007                                     -          300,227

     Total minimum lease payments      $   148,796   $ 2,826,549
     Less amount representing interest      20,028

     Present value of lease payments       128,768
     Less current maturities                41,050

     Long-term maturities              $    87,718

     Rent expense for operating leases totaled approximately $759,000, $819,000, and $728,000 for 2002, 2001 and 2000, respectively. Rent expense to related parties was $109,860 for 2002 and $96,900 for 2001 and 2000, respectively.

8.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     During the first quarter of fiscal 2002, the Company entered into two interest rate swaps with a notional amount of $3 million, and $2 million respectively. These agreements were entered into as cash flow hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at interest rates of 6.97% and 6.50%, respectively; the maturity dates of the swaps match the respective maturity dates of the underlying debt instruments. The fair value of these swaps had decreased by $119,000 at March 31, 2002. Because the swaps are considered completely effective the change in fair market value of the swaps are recorded in other comprehensive loss and long-term debt on the balance sheet.

9.   STOCKHOLDERS' EQUITY

     The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 2002.

     The Company has granted options to purchase up to a total of 285,200 shares of common stock to certain Company employees and outside directors at prices ranging from $2.75 to $6.38 per share. As of March 31, 2002, 79,800 shares remain available for future issuance. All options were granted at exercise prices which approximated the fair market value of the common stock on the date of grant. Options granted in fiscal 1999 and 2000 vest over one to three year periods and must be exercised within one to ten years of the vesting date.

     The following table summarizes information about stock options at March 31, 2002:

                        Options Outstanding                Options Exercisable
                                   Weighted
                                    Average     Weighted               Weighted
  Option                           Remaining     Average                Average
  Grant    Exercise    Options    Contractual   Exercise   Options     Exercise
  Date       Price   Outstanding  Life (years)    Price   Exerciable      Price

 3/19/99   $  2.75      132,533         1.0      $  2.75     132,533     $ 2.75
 1/28/00      3.19       89,000         2.3         3.19      79,000       3.19
 8/13/98      6.38        5,000         6.4         6.38       5,000       6.38

        $2.75 to $6.38  226,533         1.6      $  3.00     216,533     $ 2.99


          Option information is summarized as follows:

                                                      Weighted
                                                       Average
                                      Shares   Exercise Price Per Share
     Outstanding March 31, 1999       196,200            2.57
          Granted                      89,000            3.19
     Outstanding March 31, 2000       285,200            2.77
          Exercised                   (26,000)           1.17
     Outstanding March 31, 2001       259,200            2.93
          Exercised                   (32,667)           2.75
     Outstanding March 31, 2002       226,533            3.00



     The fair value of options granted in 2000 and 1999, is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below. No options were granted in 2002 or 2001.

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

     The Company measures stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Had compensation cost for the Company's stock-based compensation awards been determined at the grant dates based on the fair market value method described in FASB Statement No. 123, "Accounting for Stock-Based Compensation" the Company's pro forma net income would have been $1,232,623, or $0.44 per diluted share, $1,240,350, or $0.45 per diluted share, and $279,927, or $0.10 per diluted share, respectively, for 2002, 2001 and 2000.

     The Company has announced its intention to repurchase up to $3,400,000 of the Company's common stock under a share repurchase program. At March 31, 2002 the Company had repurchased a total of 789,780 shares at a total cost of $3,257,622 and may expend up to an additional $142,378 under this program.

10.  REVENUES FROM MAJOR CUSTOMER

     Approximately 41.2%, 43.1% and 55.5% of the Company's revenues were derived from services performed for a major air express company in 2002, 2001 and 2000, respectively. In addition, approximately 22.9% and 13.9% of the Company's revenues for 2002 and 2001 respectively, were generated from Global's US Air Force contract.

11.  INCOME TAXES

     The provision for income taxes consists of:

                                           Year Ended March 31,

                                         2002        2001        2000
     Current:
     Federal                        $   911,000  $  730,000  $  300,000
     State                              203,000     178,000      67,000
        Total current                 1,114,000     908,000     367,000
     Deferred:
     Federal                           (214,000)   (207,000)    (83,000)
     State                              (70,000)    (45,000)    (18,000)
        Total deferred                 (284,000)   (252,000)   (101,000)


     Total                          $   830,000  $  656,000  $  266,000

          The consolidated income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

                                                  2002       2001         2000

Income tax provision at U.S. Statutory rate  $  716,000  $  661,000  $  213,000
State income taxes                               99,000      94,000      32,000
Meal and entertainment disallowance              25,000      21,000      17,000
Other, net                                      (10,000)     17,000       4,000
Reduction in valuation allowance                   -       (137,000)       -

Income tax provision                         $  830,000  $  656,000  $  266,000

     The tax effect of temporary differences that gave rise to the Company's deferred tax assets at March 31, 2002 and 2001 are as follows:
                                                2002          2001
     Book accruals over tax, net:
       Warranty reserve                     $   47,742    $   80,123
       Accounts receivable reserve             177,008        66,210
       Inventory reserve                       227,937       102,767
       Accrued insurance                        (7,103)       25,561
       Accrued vacation                         86,879        79,467
       Deferred compensation                   565,097       519,111
       Other                                   198,277        96,117
     Fixed assets                                   14        42,690
     Total                                 $ 1,295,851   $ 1,012,046


     The deferred tax asset is classified in the accompanying 2001 and 2000 consolidated balance sheets according to the classification of the related asset and liability.


12.  EMPLOYEE BENEFITS

     The Company has a 401K defined contribution plan (AirT 401(K) Retirement Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March 31, 2002, 2001 and 2000 was $228,000, $229,000, and $229,000, respectively.

     The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. The Company's expense for the years ended March 31, 2002, 2001, and 2000 was $562,000, $400,000 and $126,000, respectively.

     Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The following table sets forth the funded status of the plan at March 31, 2002 and 2001.


                                                                March 31,
                                                            2002       2001

 Vested benefit obligation and
   accumulated benefit obligation                     $ 1,555,827  $ 1,392,100
 Projected benefit obligation                           1,555,827    1,395,178
 Plan assets at fair value                                   -            -

 Projected benefit obligation greater than plan assets  1,555,827    1,395,178
 Unrecognized prior service cost                         (290,862)    (361,631)
 Unrecognized actuarial loss                             (125,361)    (147,552)
 Adjustment required to recognize minimum liability       416,223      506,105

 Accrued pension cost recognized in the
  consolidated balance sheet                          $ 1,555,827  $ 1,392,100


     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plan. The additional liability has been offset by an intangible asset to the extent of prior service cost. The portion of unrecognized prior service cost in excess of additional liability in fiscal 2002 totaled $20,691 and is reported as a component of accumulated other comprehensive loss.

     The projected benefit obligation was determined using an assumed discount rate of 7% and an assumed rate of return on assets of 7%. The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

     Net periodic pension expense for fiscal 2002 and 2001 included the following:

                                          2002       2001        2000

     Future service cost            $   62,944  $   58,826   $  53,106
     Interest cost                      97,665      87,425      77,987
     Amortization                       93,000      94,134      88,363

     Net periodic pension cost      $  253,609  $  240,385   $ 219,456


     A rollforward of the projected benefit obligation (PBO) is as follows:

       PBO March 31, 2001            $  1,395,178
         Actuarial loss                        40
         Future service cost               62,944
         Interest cost                     97,665
       PBO March 31, 2002            $  1,555,827


     The Company's former Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over the next 10 years. As of March 31, 2002 accruals related to the unpaid present value of the benefit amounted to approximately $324,000 (of which approximately $274,000 is included under deferred retirement obligations in the accompanying balance sheet). The net periodic pension costs are included in general and administrative expenses in the accompanying consolidated statements of earnings.

13.  NET EARNINGS PER COMMON SHARE

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares.

     The computation of basic and diluted earnings per common share is as follows:


                                           Year Ended March 31,
                                       2002        2001         2000

     Net earnings                  $ 1,278,499  $ 1,288,925   $  361,857

     Weighted average common shares:
     Shares outstanding - basic      2,716,823    2,733,428    2,757,549
     Dilutive stock options             71,877       47,304       79,849
     Shares outstanding - diluted    2,788,700    2,780,732    2,837,398

     Net earnings per common share:
     Basic                         $      0.47  $     0.47   $      0.13
     Diluted                       $      0.46  $     0.46   $      0.13




14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (in thousands except per share data)

                                      FIRST     SECOND     THIRD      FOURTH
                                     QUARTER    QUARTER    QUARTER    QUARTER
     2002
     Operating Revenues             $ 17,573  $  25,273  $  15,769  $  12,343
     Operating Income (Loss)             701      1,331        382        (38)
     Earnings Before Income Taxes        571      1,230        278         30
     Net Earnings                        343        746        156         34

     Net Earnings Per Share-Basic   $   0.13  $    0.27  $    0.06  $     0.01
     Net Earnings Per Share-Diluted     0.12       0.27       0.06        0.01

     2001
     Operating Revenues             $ 14,412  $  15,110  $  20,583  $   20,141
     Operating  Income                   406        458      1,051         602
     Earnings  Before Income Taxes       280        282        822         561
     Net Earnings                        165        167        498         459

     Net Earnings Per Share-Basic   $   0.06  $    0.06  $    0.18  $     0.17
     Net Earnings Per Share-Diluted     0.06       0.06       0.18        0.16


15.  SEGMENT INFORMATION

     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, ground equipment, and aviation services.

     The accounting policies for all reportable segments are the same as those described in Footnote 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income.

     Segment data is summarized as follows:

                                         Year Ended March 31,

                                 2002           2001            2000
     Operating Revenues
       Overnight Air Cargo   $ 29,264,031   $ 30,262,362   $ 32,667,694
       Ground Equipment        30,344,889     31,405,711     17,009,311
       Aviation Services       11,349,183      8,577,800      9,169,133
       Corporate                     -              -              -
       Total                 $ 70,958,103   $ 70,245,873   $ 58,846,138


     Operating Income (Loss)
       Overnight Air Cargo   $  2,215,901   $  2,475,522   $  2,679,793
       Ground Equipment         3,335,477      2,048,843       (591,440)
       Aviation Services         (904,911)       274,337        650,033
       Corporate (1)           (2,270,708)    (2,281,603)    (1,764,026)
       Total                 $  2,375,759   $  2,517,099   $    974,360


     Identifiable Assets
       Overnight Air Cargo   $  3,852,042   $  4,957,327   $  5,168,813
       Ground Equipment        10,051,691     13,531,515     10,284,886
       Aviation Services        6,142,237      8,862,645      6,111,755
       Corporate                2,856,792      1,181,725      2,370,993
       Total                 $ 22,902,762   $ 28,533,212   $ 23,936,447


     Capital Expenditures, net
       Overnight Air Cargo   $    107,264   $    371,505   $    353,409
       Ground Equipment           271,672         77,288         58,483
       Aviation Services           38,308        229,650        132,238
       Corporate                  303,184         42,102        108,497
       Total                 $    720,428   $    720,545   $    652,627


     Depreciation and Amortization
       Overnight Air Cargo   $    228,051   $    261,122   $    322,479
       Ground Equipment           197,708        271,496        283,664
       Aviation Services          149,437        146,683        161,781
       Corporate                   91,193        146,717        153,867
       Total                 $    666,389   $    826,018   $    921,791


     (1) Excludes income from inter-segment transactions.

16.  COMMITMENTS AND CONTINGENCIES

     Global and one of its employees are defendants in a lawsuit filed in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services et al v. Terex, et al.
     In this action, the plaintiffs allege that they provided to Global and the employee certain trade secrets regarding aircraft de/anti-icing systems that were then disclosed by Global and the employee to third parties. The plaintiffs allege misappropriation of trade secrets, breach of contract and violation of the federal Racketeer Influenced and Corrupt Organization Act and seek monetary damages. An answer in this action is not yet due and has not yet been filed. The Company does not believe that the action has any merit and intends to defend the lawsuit vigorously.

     The Company is currently aware of certain employee, intellectual property and environmental matters, some of which involve pending or threatened lawsuits. If adversely decided, management believes the results of these pending or threatened lawsuits would not have a material adverse effect on the Company.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.


                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

     J. Hugh Bingham, age 56, has served as President and Chief Operating Officer of the Company since April 1997, as Senior Vice President of the Company from June 1990 until April 1997, as Executive Vice President from June 1983 to June 1990, and as a director since March 1987. Mr. Bingham also serves as Chief Executive Officer and a director of MAC, as Chief Executive Officer of MAS and as an Executive Vice President and director of CSA.

     Walter Clark, age 45, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

     John J. Gioffre, age 58, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA and as Vice President-Finance, Treasurer and Secretary of MAS.

     J. Leonard Martin, age 65, was elected a director in August 1994 and joined the Company as a Vice President in April 1997. From June 1995 until April 1997, Mr. Martin was an independent aviation consultant. From April 1994 to June 1995, Mr. Martin served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston, North Carolina. From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

     William H. Simpson, age 54, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MAS.

     Menda J. Street, age 50, has served as Vice President of MAC since 1984, and in various other capacities at MAC since 1979.

     Claude S. Abernethy, Jr., age 75, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor. Mr.
Abernethy is also a director of Carolina Mills, Inc. and Wellco
Enterprises.

     Sam Chesnutt, age 65, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

     Allison T. Clark, age 46, has served as a director of the Company since May 1997. Mr. Clark has been self-employed in the real estate development business since 1987.

     Herman A. Moore, age 72, was elected a director of the Company on June 22, 1998. Mr. Moore is the president of Herman A. Moore & Assoc., Inc., a real estate development company.

     George C. Prill, age 79, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, from November 1992 until 2001 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

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

     To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2002 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation.

     The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company's Chief Executive Officer and to the four other executive officers on March 31, 2002 with total compensation of $100,000 or more.

SUMMARY COMPENSATION TABLE

                                                             Long-term
                                                           Compensation
Name and Principal                                             Awards
    Position                                                 Securities
                                  Annual Compensation        Underlying
                       Year   Salary ($)(1)    Bonus ($)     Options (#)
Walter Clark           2002     111,522         52,140           -
Chief Executive        2001     125,732         46,900           -
Officer                2000     126,035         15,080         50,000

J. Hugh Bingham        2002     193,304         52,564           -
President              2001     193,004         46,900           -
                       2000     196,032         15,080           -

John J. Gioffre        2002     122,058         39,880           -
Vice President         2001     121,788         35,175           -
                       2000     121,948         11,311           -

J. Leonard Martin      2002     122,659         59,900           -
Vice President         2001     122,673         24,880           -
                       2000     122,205          6,880           -

William H. Simpson     2002     195,364         52,140           -
Executive Vice         2001     194,803         46,900           -
President              2000     195,169         15,080          9,000

__________________________________________
(1) Includes perquisites in aggregate amount no greater than 10% of the officer's base salary plus bonus.


     The following table sets forth, for each of the executive officers listed in the Summary Compensation Table who exercised options to purchase shares of Common Stock during the most recent fiscal year, the number of shares purchased and the value realized upon exercise, which is determined based on the aggregate fair market value of the shares at the time of the exercise minus the aggregate exercise price. The table also sets forth the number of shares of Common Stock underlying unexercised options at March 31, 2002 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 2002 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($3.50 per share) and the exercise price of the options.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION VALUES

                                         Number of              Value of
                                         Securities            Unexercised
                  Shares                 Underlying            In-the-Money
                Acquired     Value       Unexercised              Options
                   On      Realized   Options at FY-End(#)     at FY-End ($)
    Name        Exercise#     ($)    Exercis-  Unexercis-  Exercis-  Unexercis-
                                       able       able        able      able
Walter Clark        -         -      50,000       -        15,500       -

J. Hugh Bingham     -         -       9,000       -         6,750       -

John J. Gioffre     -         -       9,000       -         6,750       -

J. Leonard Martin  6,000     4,800    3,000       -         2,250       -

William H. Simpson 8,000    20,400    9,000       -         2,790       -


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

Each of the employment agreements provides that if the Company terminates such executive officer's employment other than for "cause" (as defined in the agreement), such executive officer be entitled to receive a lump sum cash payment equal to the amount of base salary payable for the remaining term of the agreement (at the then current rate) plus one-half of the maximum incentive bonus compensation that would be payable if such executive officer continued employment through the date of the expiration of the agreement (assuming for such purposes that the amount of incentive bonus compensation would be the same in each of the years remaining under the agreement as was paid for the most recent year prior to termination of employment). Each of the agreements further provides that if any payment on termination of employment would not be deductible by the Company under Section 280G(b)(2) of the Internal Revenue Code, the amount of such payment would be reduced to the largest amount that would be fully deductible by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                        CERTAIN BENEFICIAL OWNERS

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of June 1, 2002 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                  Amount of
                                                  Beneficial
 Title of         Name and Address of             Ownership     Percent
  Class            Beneficial Owner              as of June 1,     Of
                                                    2002          Class
Common      Walter Clark and Caroline Clark,     1,342,416(1)     48.7%
Stock, par  Executors(1)
value $.25  P.O. Box 488
per share   Denver, North Carolina 28650

            William H. Simpson                     270,580(2)      9.9%
            P.O. Box 488
            Denver, North Carolina 28650


_____________________________

(1) Includes 1,279,272 shares controlled by such individuals as the executors of the estate of David Clark, 10,922 shares owned by Walter Clark, 50,000 shares purchasable by Walter Clark under options awarded by the Company and 2,222 shares owned by Caroline Clark.

(2) Includes 1,200 shares held jointly with J. Hugh Bingham and 9,000 shares under options granted by the Company.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2002. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.



     SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                                             Shares and Percent of Common
                                             Stock Beneficially Owned as
                                                   of June 1, 2002
Name                  Position with Company    No. of Shares     Percent

J. Hugh Bingham          President, Chief       128,080(1)(2)      4.7%
                         Operating Officer,
                         Director

Walter Clark             Chairman of the      1,340,194(3)        48.3%
                         Board of Directors
                         and Chief Executive
                         Officer

John J. Gioffre          Vice President-         66,580(4)         2.4%
                         Finance, Chief
                         Financial Officer,
                         Secretary and
                         Treasurer, Director

J. Leonard Martin        Vice President,          3,100(5)           *
                         Director

William H.Simpson        Executive Vice         270,580(1)(6)      9.9%
                         President, Director

Claude S. Abernethy, Jr. Director                44,011(7)(8)      1.6%

Sam Chesnutt             Director                12,100(7)           *

Allison T. Clark         Director                 3,222(7)           *

Herman A. Moore          Director                 1,000(7)           *

George C. Prill          Director                46,966(7)         1.7%

All directors            N/A                  1,930,833(9)        68.5%
and executive
officers as a
group (11
persons)
__________________________________________

*    Less than one percent.
(1)  Includes 1,200 shares jointly held by Messrs. Simpson and Bingham.
(2)  Includes 9,000 shares under options granted by the Company to Mr.
     Bingham.
(3) Includes 1,279,272 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor and 50,000 shares under options granted by the Company to Mr. Walter Clark.
(4) Includes 9,000 shares under options granted by the Company to Mr. Gioffre.
(5) Such 100 shares are held by Mr. Martin's spouse of which shares Mr. Martin disclaims beneficial ownership and 3,000 shares under options granted by the Company to Mr. Martin.
(6)  Includes 9,000 shares under options granted by the Company to Mr.
     Simpson.
(7)  Includes 1,000 shares under options granted by the Company.
(8) Includes 20,400 shares held by the Estate of Raenelle B. Abernethy, of which Mr. Abernethy is the executor.
(9) Includes an aggregate of 94,000 shares of Common Stock members of such group have the right to acquire within 60 days.


This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2002.

                EQUITY COMPENSATION PLAN INFORMATION

                         Number of                               Number of
                       securities to         Weighted-          securities
                         be issued            average            remaining
                       upon exercise       exercise price      available for
                       of outstanding      of outstanding     future issuance
                      options, warrants   options, warrants     under equity
Plan Category             and rights         and rights       compensation plan


Equity compensation
 plans approved by
 security holders           226,533             $3.00              79,800
Equity compensation
 plans not approved by
 security holders            None                N/A                N/A


Item 13.  Certain Relationships and Related Transactions.

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by J. Hugh Bingham, William H. Simpson, John J. Gioffre, the estate of David Clark and three unaffiliated third parties. Walter Clark and Allison Clark are beneficiaries of the estate of David Clark, and Walter Clark is also a co-executor of the estate. On May 31, 2001, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. Upon the renewal, the monthly rental payment was increased from $8,073 to $9,155. The Company paid aggregate rental payments of $96,876 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2002. The Company believes that the terms of such lease are no less favorable to the Company than would be available from an independent third party.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

1.   Financial Statements

The following financial statements are incorporated herein by reference in Item 8 of Part II of this report:

     (i)  Independent Auditors' Report.
     (ii) Consolidated Balance Sheets as of March 31, 2002 and 2001.
     (iii)Consolidated Statements of Earnings for each of the three years in the period ended March 31, 2002.
     (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2002.
     (v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2002.
     (vi) Notes to Consolidated Financial Statements.

2.   Financial Statement Schedules

     No schedules are required to be submitted.

3.   Exhibits

     No.  Description

3.1   Restated Certificate of Incorporation, incorporated by reference to
      Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001

3.2   By-laws of the Company, as amended, incorporated by reference to
      Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1   Specimen Common Stock Certificate, incorporated by reference to
      Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1 Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

10.2 Loan Agreement among Bank of America, N.A. the Company and its subsidiaries, dated May 23, 2001, incorporated by reference to
      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

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

10.14 ISDA Schedule to Master Agreement between Bank of America,
      N.A. and the Company dated May 23, 2001, incorporated by reference to
      Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

21.1  List of subsidiaries of the Company, incorporated by reference to
      Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

23.1  Consent of Deloitte & Touche LLP
     __________________

     * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

b.   Reports on Form 8-K.

     No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          AIR T, INC.

By:        /s/ Walter Clark
          Walter Clark, Chief Executive Officer
          (Principal Executive Officer)


Date:  June 11, 2002


By:        /s/ John J. Gioffre
          John J. Gioffre, Chief Financial Officer
          (Principal Financial and Accounting Officer)


Date:  June 11, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:        /s/ Claude S. Abernethy
          Claude S. Abernethy, Jr., Director


Date:  June 11, 2002



By:        /s/  J. Hugh Bingham
          J. Hugh Bingham, Director


Date:  June 11, 2002



By:        /s/  Allison T. Clark
          Allison T. Clark, Director


Date:  June 11, 2002



By:        /s/  Walter Clark
          Walter Clark, Director


Date:  June 11, 2002




By:        /s/  Sam Chesnutt
          Sam Chesnutt, Director


Date:  June 11, 2002



By:        /s/  John J. Gioffre
          John J. Gioffre, Director


Date:  June 11, 2002



By:        /s/  J. Leonard Martin
          J. Leonard Martin, Director


Date:  June 11, 2002



By:        /s/  Herman A. Moore
          Herman A. Moore, Director


Date:  June 11, 2002



By:        /s/ George C. Prill
          George C. Prill, Director


Date:  June 11, 2002



By:        /s/  William Simpson
          William Simpson, Director


Date:  June 11, 2002











                              EXHIBIT INDEX



Exhibit Number        Document


   23.1               Consent of Deloitte & Touche LLP