Form 10-Q
period 2002-06-30
AIR T INC
filed 2002-08-13
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             June 30, 2002
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

    2,726,320 Common Shares, par value of $.25 per share were outstanding as of August 09, 2002


This filing contains 21 pages.














                          AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

     Consolidated Statements of Operations
     for the three-month periods ended
     June 30, 2002 and 2001 (Unaudited)                            3

     Consolidated Balance Sheets at
     June 30, 2002 (Unaudited)
     and March 31, 2002                                            4

     Consolidated Statements of Cash
     Flows for the three-month periods
     ended June 30, 2002 and 2001 (Unaudited)                      5

     Consolidated Statements of Stockholders'
     Equity at June 30, 2002 (unaudited) and March 31, 2002        6

     Notes to Consolidated Financial
     Statements (Unaudited)                                      7-10

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     11-17

     Item 3.  Quantitative and Qualitative Disclosure
              About Market Risk                                   17

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                    18

              Signatures                                          19


              Exhibit Index                                       20


              Officers' Certifications                            21









                                        2

                          AIR T, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  Three Months Ended
                                                        June 30,
                                                2002              2001


Operating Revenues:
   Cargo                                   $  4,526,838     $  4,736,789
   Maintenance                                1,984,308        2,240,761
   Ground equipment                           3,575,459        9,037,732
   Aircraft services and other                1,804,343        1,558,113
                                             11,890,948       17,573,395


Operating Expenses:
   Flight operations                          3,209,409        3,451,649
   Maintenance and brokering                  3,638,514        3,750,548
   Ground equipment                           2,884,973        7,394,771
   General and administrative                 2,012,615        2,100,307
   Depreciation and amortization                177,712          175,416
                                             11,923,223       16,872,691

   Operating (Loss) Income                      (32,275)         700,704

Non-operating Expense (Income):
   Interest                                      83,934          141,612
   Loss on impairment of marketable
     securities and sale of assets              175,007             -
   Deferred retirement expense                    5,250            6,249
   Investment income and other                  (28,118)         (18,520)
                                                236,073          129,341

   (Loss) Earnings Before Income Taxes         (268,348)         571,363

(Benefit) Provision for Income Taxes           (107,200)         228,596

 Net (Loss) Earnings                       $   (161,148)    $    342,767



Net (Loss) Earnings Per Share:
   Basic                                   $      (0.06)    $       0.13
   Diluted                                 $      (0.06)    $       0.12

Weighted Average Shares Outstanding:
   Basic                                      2,726,320        2,712,353
   Diluted                                    2,726,320        2,772,926


See notes to consolidated financial statements.


                                        3
                          AIR T, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                           June 30, 2002    March 31,2002
ASSETS                                      (Unaudited)
 Current Assets:
   Cash and cash equivalents               $     60,555     $     31,770
   Marketable securities                      1,029,257          982,028
   Accounts receivable, net                   6,740,036        5,875,754
   Costs and estimated earnings in excess
    of billings on uncompleted contracts         10,884           14,320
   Inventories, net                           8,213,785        9,907,430
   Deferred tax asset                           727,665          727,665
   Prepaid expenses and other                   170,887          188,245
    Total Current Assets                     16,953,069       17,727,212

 Property and Equipment                       8,266,231        8,539,286
   Less accumulated depreciation             (4,981,371)      (5,020,238)
    Property and Equipment, net               3,284,860        3,519,048

 Deferred Tax Asset                             568,186          568,186
 Intangible Pension Asset                       296,862          290,862
 Other Assets                                   816,019          797,454
   Total Assets                            $ 21,918,996     $ 22,902,762

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                        $  2,679,523     $  3,543,568
   Accrued expenses                           1,841,606        1,915,605
   Income taxes payable                          71,821          355,195
   Current portion of long-term obligations     691,812          691,812
     Total Current Liabilities                5,284,762        6,506,180

 Capital Lease Obligation (less current
   portion)                                      76,471           87,718
 Long-term Debt (less current
   portion)                                   3,918,412        3,378,934
 Deferred Retirement Obligations (less
   current portion)                           1,856,704        1,830,205

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     50,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,726,320 and
     2,724,320 shares issued                    681,580          681,080
   Additional paid in capital                 6,863,898        6,858,898
   Retained Earnings                          3,592,619        4,079,621
   Accumulated other comprehensive loss        (355,450)        (519,874)
     Total Stockholders' Equity              10,782,647       11,099,725

  Total Liabilities & Stockholders' Equity $ 21,918,996     $ 22,902,762


See notes to consolidated financial statements.
                                        4
                          AIR T, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three Months Ended
                                                            June 30,
                                                       2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                             $ (161,148)   $   342,767
   Adjustments to reconcile net (loss) earnings
     to net cash used in operating activities:
     Increase in accounts receivable
       and inventory reserves, net                      3,936         44,653
     Loss on disposal of assets and
       impairment of investments                      175,007           -
     Depreciation and amortization                    177,712        175,416
     Net periodic pension cost                         15,249         66,498
     Change in assets and liabilities:
        Accounts receivable, net                     (853,218)       629,907
        Inventories                                 1,735,138       (785,217)
        Prepaid expenses and other                      2,228       (430,368)
        Accounts payable                             (864,046)    (1,093,784)
        Accrued expenses                              (68,748)        63,204
        Income taxes payable                         (283,374)       134,576
          Total adjustments                            39,884     (1,195,115)
    Net cash used in operating activities            (121,264)      (852,348)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (13,828)      (213,537)
      Net cash used in
       investing activities                           (13,828)      (213,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net                 484,232      2,017,036
    Payment of cash dividend                         (325,854)      (405,519)
    Repurchase of common stock                           -            (3,919)
    Proceeds from exercise of stock options             5,500         10,000
       Net cash provided by financing activities      163,878      1,617,598

NET INCREASE IN CASH & CASH EQUIVALENTS                28,785        551,713

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD         31,770         97,799

CASH & CASH EQUIVALENTS AT END OF PERIOD          $    60,555    $   649,512


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest                                     $    90,007    $   145,779
     Income taxes                                     179,330         86,692

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
    Decrease in fair value of derivatives         $    44,000    $      -

See notes to consolidated financial statements.

                                        5
                           AIR T, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                      Accumulated
                                                          Other
                Common Stock    Additional   Retained Comprehensive   Total
                                  Paid_In    Earnings    Income   Stockholder's
             Shares    Amount     Capital     (Loss)      (Loss)     Equity

Balance, March 31, 2002

          2,724,320  $ 681,080  $6,858,898  $4,079,621  $(519,874) $11,099,725

Comprehensive Income:
Net loss                                      (161,148)               (161,148)
 Other Comprehensive
   Income:
 Fair value adjustment on
   available-for-sale
   securities                                             208,424      208,424
Change in fair value of
  derivatives                                             (44,000)     (44,000)
Repurchases and
  retirement
  of common stock
Exercise of
 stock
 options      2,000        500        5,000                              5,500
Cash dividend
  ($.12 per
  share)                                      (325,854)               (325,854)

Balance, June 30, 2002

        2,726,320   $  681,580   $6,863,898 $3,592,619  $(355,450) $10,782,647


































                                        6


                          AIR T, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Operations for the three-month periods ended June 30, 2002 and 2001 and the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2002 and 2001 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2002 and March 31, 2002 consolidated balance sheets.

     The income tax (benefit) provision for the respective three-months ended June 30, 2002 and 2001 differ from the federal statutory rate primarily as a result of state income taxes and permanent tax timing differences.

C.  Net Earnings Per Share

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.
For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted (loss) earnings per common share is as follows:

                                     Three months ended June 30,
                                        2002              2001

Net (loss) earnings                $   (161,148)     $    342,767

Weighted average common shares:
   Shares outstanding-basic           2,726,320         2,712,353
   Dilutive stock options                  -               60,573
   Shares outstanding-diluted         2,726,320         2,772,926

Net (loss) earnings per common share:
   Basic                           $      (0.06)     $       0.13
   Diluted                         $      (0.06)     $       0.12


                                        7
D.   Inventories

    Inventories consist of the following:

                                          June 30, 2002      March 31, 2002

    Aircraft parts and supplies            $ 5,409,719        $ 5,461,398
    Aircraft equipment manufacturing:
       Raw materials                         2,520,445          2,777,175
       Work in process                          65,068            914,730
       Finished goods                          911,757          1,432,332
    Total Inventory                          8,906,989         10,585,635
    Reserves                                  (693,204)          (678,205)

    Total, net of reserves                 $ 8,213,785        $ 9,907,430



E.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board has approved Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset
Retirement Obligations" and SFAS No. 144, "Accounting forthe Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, upon adoption the Company does not expect it to have a material effect. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends, Accounting Principles Bulletin (APB) No. 30. Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the current fiscal year. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

F.   Derivative Financial Instruments

     On April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of SFAS No. 133 at April 1, 2001 had no material effect on the Company's financial position or results of operations.




                                        8
     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into in fiscal 2002 as fair value hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.5% respectively. The fair value of these swaps had decreased by $44,000 for the quarter ended June 30, 2002, from $120,000 as of March 31, 2002. The Company assumes the effectiveness of the swaps using the hypothetical derivative method.

G.  Financing Arrangements

     In May 2001 the Company expanded its bank financing line to a $10,000,000 credit facility. Under the terms of the agreement, a $7,000,000 secured long-term revolving credit line which expires on August 31, 2003 replaced the Company's existing $8,500,000 unsecured short-term revolving credit line. The remaining $3,000,000 of the credit facility is a five-year term loan which matures on May 31, 2006 and is scheduled to be repaid in quarterly principal payments of $150,000, plus accrued interest. As of June 30, 2002 $2,400,000 in principal remained outstanding under the term loan.


     Both the revolving credit line and the term loan contain customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of June 30, 2002, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at June 30, 2002 was 1.81%. At June 30, 2002 and 2001, the amounts outstanding against the line were $4,355,000 and $7,781,000, respectively. At June 30, 2002, $5,045,000 was available under the entire credit facility.















                                        9
                                Segment Information

     The Company's four subsidiaries operate in three business segments. Each b usiness segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services and aviation ground equipment.

Segment data is summarized as follows:

                                  Three months ended June 30,
                                     2002             2001
Operating Revenues
   Overnight Air Cargo          $  6,622,683     $  6,996,131
   Ground Equipment                3,575,459        9,037,732
   Aviation Services               1,692,806        1,539,532
   Total                        $ 11,890,948     $ 17,573,395

Operating(Loss) Income
   Overnight Air Cargo          $    614,631     $    476,690
   Ground Equipment                  (16,654)         963,321
   Aviation Services                 (73,065)        (112,882)
   Corporate (1)                    (557,185)        (626,425)
   Total                        $    (32,275)    $    700,704

Depreciation and Amortization
   Overnight Air Cargo          $     64,935     $     70,005
   Ground Equipment                   48,061           46,517
   Aviation Services                  30,289           38,892
   Corporate                          34,427           20,002
   Total                        $    177,712     $    175,416

Capital expenditures, net
   Overnight Air Cargo          $     (3,386)    $    102,909
   Ground Equipment                    4,417           72,092
   Aviation Services                   2,140           14,260
   Corporate                          10,657           24,276
   Total                        $     13,828     $    213,537


                                             As of,
                                 June 30, 2002   March 31, 2002

Identifiable Assets
   Overnight Air Cargo          $  3,111,446     $  3,852,042
   Ground Equipment                8,368,278       10,051,691
   Aviation Services               6,587,049        6,142,237
   Corporate                       3,852,223        2,856,792
   Total                        $ 21,918,996     $ 22,902,762

(1) Includes income from inter-segment transactions.





                                       10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company's most significant component of revenue, which accounted for 55.7% of revenue, was generated by its air cargo subsidiaries, Mountain Air Cargo, Inc.(MAC) and CSA Air, Inc.(CSA).

     MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $6,623,000 and $6,990,000 to the Company's revenues for the three-month periods ended June 30, 2002 and 2001, respectively. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue generating aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at June 30, 2002) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at June 30, 2002) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Global Ground Support, LLC (Global), another subsidiary of the Company, manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis. Global's revenue contributed approximately $3,575,000 and $9,037,000 to the Company's revenues for the three-month periods ended June 30, 2002 and 2001, respectively. The significant decrease in revenues in 2002 was primarily related to a first quarter reduction in orders under Global's four-year, $25,000,000 contract to supply deicing equipment to the United States Air Force and the April 2002 completion of a large scale airport deicer contract, which commenced in February 2001.

     Mountain Aircraft Services, LLC's (MAS) aircraft component repair services contributed approximately $1,693,000 and $1,540,000 to the Company's revenues for the three-month periods ended June 30, 2002 and 2001, respectively, and are included in Aircraft Services and Other in the accompanying consolidated statements of operations.




                                       11

     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services and ground equipment in the accompanying financial statements.

Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowances for doubtful accounts receivables, reserves for excess and obsolete inventories, valuation allowances for deferred tax assets, retirement benefit obligations and revenue recognized under the percentage of completion method. Following is a discussion of critical accounting policies and related management estimates and assumptions necessary in determining the value of related assets or liabilities.

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable is established based on management's estimates of the collectability of accounts receivables. The required allowance is determined using information such as the age of the account receivable, customer credit history, industry information, credit reports and customer financial condition. The estimates can be affected by changes in the age of the receivable, aviation industry, customer credit issues or general economic conditions.

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

     Deferred Taxes. Deferred tax assets net of valuation allowances, if any, reflect the likelihood of the recoverability of these assets. Company judgement of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

     Retirement Benefits Obligation. The Company determines the value of retirement benefits assets and liabilities on an actuarial basis. Values are affected by managements estimates, based upon the Company's independent actuary's calculation, of the expected return on plan assets, insurance policies and the discount rates used. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used could affect the amount of pension gain or loss recognized in other comprehensive income.





                                       12
     Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method. Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date, to estimated total cost for each contract or workorder. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized prospectively beginning in the period in which the revisions are determined.

     Valuation of Long-Lived Assets. The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" on April 1, 2002. The Company will record impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, the Company then will write-down the value of the assets to a level commensurate with the discounted cash flows.



Seasonality

     Global's business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts, started in fiscal 1999, to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force for a total amount of approximately $25 million, and in January 2001 Global received a $7.1 million pedestal-mounted deicer contract with the Philadelphia International Airport, which was completed in the first quarter of fiscal 2003. The Company believes that revenue from these contracts contributed to management's plan to reduce Global's seasonal fluctuation in revenues during fiscal 2001 and 2002. The remainder of the Company's business is not materially seasonal.


Results of Operations

     Consolidated revenue decreased $5,682,000 (32.3%) to $11,891,000 for the three-month period ended June 30, 2002 compared to its equivalent 2001 period. The decrease in revenue primarily resulted from a decrease in sales by Global, as described in the Overview section of Item 2.







                                       13
     Results of Operations (cont'd)

     Operating expenses decreased $4,949,000 (29.3%) to $11,923,000 for the three-month period ended June 30, 2002 compared to its equivalent 2001 period. The decrease in operating expenses consisted of the following: cost of flight operations decreased $242,000 (7.0%) primarily as a result of schedule changes which decreased costs associated with airport fees, pilot salaries and travel partially offset by increased fuel costs; maintenance expense decreased $112,000 (3.0%) primarily as a result of decreases associated with outside maintenance, inventory purchases and maintenance salaries, partially offset by increases in cost of parts related to the overhaul and repair operations of MAC and MAS; ground equipment decreased $4,510,000 (61.0%), as a result of lower cost of parts and labor associated with decreased Global sales; and general and administrative expense decreased $88,000 (4.2%) primarily as a result of decreased profit sharing accrual and contract labor, partially offset by increases in professional fees and telephone costs.

     The current period's decreased revenue and the related first quarter 2003 operating loss resulted primarily from decreased production related to the above mentioned Air Force and Philadelphia airport contracts at Global and, in part, by decreased maintenance and brokerage parts revenue and operating income in the air cargo and aviation services sectors. During the quarter ended June 30, 2002 Global's revenue and operating income decreased $5,462,000 (60.4%) and $980,000 (101.8%), respectively, to $3,575,000 and $(17,000) compared to the quarter ended June 30, 2001.

     The $107,000 increase in non-operating expense was principally due to a $161,000 other-than-temporary loss on impairment of marketable securities, partially offset by a decrease in credit line interest related to lower levels of borrowing.

    Pretax earnings decreased $840,000 for the three-month period ended June 30, 2002 compared to 2001, principally due to the above stated decrease in Global earnings and loss on securities, partially offset by an increase in current period earnings for the air cargo segment.

     The provision for income taxes for the three-month period ended June 30, 2002 decreased $336,000 compared to the 2001 period, primarily due to the net loss for the quarter ended June 30, 2002. The effective tax rate for the three-month periods ended June 30, 2002 and 2001 was 40.0%.


Liquidity and Capital Resources

     As of June 30, 2002 the Company's working capital amounted to $11,668,000, an increase of $447,000 compared to March 31, 2002. The net increase primarily resulted from increased accounts receivables and decreased accounts payables, partially offset by decreased inventory.

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


                                       14
     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of March 31, 2002, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at June 30, 2002 was 1.81%. At June 30, 2002 and 2001, the amounts outstanding against the line were $4,355,000 and $7,781,000, respectively. At June 30, 2002, $5,045,000 was available under the entire credit facility.

     The Company has classified $3,755,000 of its outstanding balance on the credit line as of June 30, 2002 as long-term to reflect the terms included under the agreement signed on May 31, 2001. The Company entered into two swap agreements on May 31, 2001 to fix the interest rate on the $2,400,000 term portion and $2,000,000 of the revolving portion of the credit facility at respective interest rates of 6.97% and 6.50%.

     The respective three-month periods ended June 30, 2002 and 2001 resulted in the following changes in cash flow: operating activities used $121,000 in 2002 and $852,000 in 2001, investing activities used $14,000 in 2002 and $214,000 in 2001 and financing activities provided $164,000 in 2002 and $1,618,000 in 2001. Net cash increased $29,000 and $552,000 during the three months ended June 30, 2002 and 2001, respectively.

     Cash used in operating activities was $731,000 lower for the three-months ended June 30, 2002 compared to the similar 2001 period, principally due to decreased inventories, partly offset by increased accounts receivable and prepaid expenses, and decreased net income and income taxes payable.

     Cash used in investing activities for the three-months ended June 30, 2002 was approximately $200,000 less than the comparable period in 2001 due to decreased capital expenditures.

    Cash provided by financing activities was $1,454,000 less in the 2002 three-month period than in the corresponding 2001 period due to decreased borrowings under the line of credit in 2002.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $.12 per share cash dividend in June 2002.

Deferred Retirement Obligation

     The Company's former Chairman and Chief Executive Officer passed away on April 18, 1997. The death benefits are payable in the amount of $75,000 per year for 10 years.



                                       15
Impact of Inflation

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has approved SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30. Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the Company for the current fiscal year. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

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










                                       16
     During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into as cash flow hedges to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of the credit facility at interest rates of 6.97% and 6.50%, respectively; the maturity dates of the swaps vested the respective maturity dates of the underlying debt instruments. The fair value of these swaps had decreased by $44,000 for the quarter ended June 30, 2002, compared to $120,000 at March 31, 2002. The Company assumes the effectiveness of the swaps using the hypothetical derivative method. Because the swaps are considered completely effective the changes in fair market value of the swaps are recorded in other comprehensive loss and long-term debt on the balance sheet.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold or issue derivative financial instruments for trading purposes. As noted above, on May 31, 2001 the Company entered into swap agreements to fix the interest rates on the $3 million term portion and $2 million of the revolving portion of its credit facility at respective interest rates of 6.97% and 6.50% to reduce its exposure to the fluctuations of LIBOR-based variable interest rates. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the year-end balance of the line of credit, annual interest expense would have increased by approximately $44,000.





























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

   21.2 List of subsidiaries of the Company, incorporated by reference to
        Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

   99.1 Certification of Walter Clark

   99.2 Certification of John J. Gioffre

_______________________


 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the three months ended June 30, 2002.




















                                       18
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AIR T, INC.
                                        (Registrant)



Date:  August 09, 2002              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  August 09, 2002              /s/ John Gioffre
                          John J. Gioffre, Chief Financial Officer








































                                       19

                                   AIR T, INC
                                  EXHIBIT INDEX


                                                                PAGE

99.1      Certification of Walter Clark                           21

99.2      Certification of John J. Gioffre                        21














































                                       20