Form 10-Q
period 2002-09-30
AIR T INC
filed 2002-11-14
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended         September 30, 2002
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

     2,726,320 Common Shares, par value of $.25 per share were outstanding as of October 25, 2002


This filing contains 31 pages.


                       AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Operations
     for the three and six-month periods ended
     September 30, 2002 and 2001 (Unaudited)                       3

     Consolidated Balance Sheets at
     September 30, 2002  (Unaudited)
     and March 31, 2002                                            4

     Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 2002 and 2001 (Unaudited)                 5

     Consolidated Statement of Stockholders'
     Equity at September 30, 2002 (Unaudited)                      6


     Notes to Consolidated Financial
     Statements (Unaudited)                                     7-12

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                    13-21

     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                                   22

     Item 4.  Controls and procedures                             22

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                    23

     Signatures and Certifications                             24-26

     Exhibit Index                                                27

     Exhibit 10.15- Bank of America Amendment
     to Loan agreement                                         28-29

     Exhibits 99.1 and 99.2- Officers' Certifications          30-31








                                     2

                        AIR T, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                            Three Months Ended       Six months Ended
                               September 30,           September 30,
                            2002        2001         2002         2001
Operating Revenues:
  Cargo                  4,985,091   5,108,544    9,511,929    9,845,334
  Maintenance            2,565,446   2,564,808    4,549,754    4,805,569
  Ground equipment       1,458,718  10,683,577    5,034,177   19,721,309
  Aircraft services and
   other                 1,222,005   6,916,131    3,026,348    8,474,244

                        10,231,260  25,273,060   22,122,208   42,846,456

Operating Expenses:
  Flight operations      3,635,309   3,668,240    6,844,718    7,119,890
  Maintenance and
   services              3,617,162   9,149,113    7,255,676   12,899,661
  Ground equipment       1,365,975   8,485,309    4,250,948   15,880,080
  General and
   administrative        1,946,815   2,461,893    3,959,430    4,562,200
  Depreciation and
   amortization            176,619     177,483      354,331      352,899

                        10,741,880  23,942,038   22,665,103   40,814,730

Operating (Loss)
  Income                  (510,620)  1,331,022     (542,895)   2,031,726

Non-operating Expense
(Income):
  Interest                 123,702     111,310      207,636      252,923
  (Gain) loss on
  impairment of marketable
    securities and sale
    of assets              (13,810)        -        161,197          -
  Deferred retirement
    expense                  5,250       6,249       10,500       12,498
  Investment income        (21,766)    (16,309)     (43,884)     (34,829)
  Other                    (22,671)        -        (28,671)         -
                            70,705     101,250      306,778      230,592

(Loss) Earnings Before
  Income Taxes            (581,325)  1,229,772     (849,673)   1,801,134

(Benefit) Provision For
Income Taxes              (217,800)   483,648      (325,000)     712,244

Net (Loss) Earnings    $  (363,525)   746,124      (524,673)   1,088,890

Net (Loss) Earnings Per
Share:
  Basic                $     (0.13)      0.27         (0.19)        0.40
  Diluted              $     (0.13)      0.27         (0.19)        0.39

Weighted Average Shares Outstanding:
  Basic                  2,726,320  2,713,853     2,726,320    2,713,103
  Diluted                2,726,320  2,760,875     2,726,320    2,766,901

See Notes to Consolidated Financial Statements.



                                     3
                       AIR T, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                       SEPTEMBER 30,2002     MARCH 31, 2002
ASSETS                                   (Unaudited)
  Current Assets:
    Cash and cash equivalents      $          71,939              31,770
    Marketable securities                  1,015,294             982,028
    Accounts receivable, net               5,440,211           5,875,754
    Costs and estimated earnings
      in excess of billings on
      uncompleted contracts                      -                14,320
    Inventories                            9,300,540           9,907,430
    Deferred tax asset                       743,513             727,665
    Prepaid expenses and other               171,223             188,245
      Total Current Assets                16,742,720          17,727,212

  Property and Equipment, net              2,989,726           3,519,048

  Deferred Tax Asset                         594,435             568,186
  Intangible Pension Asset                   290,862             290,862
  Other Assets                               819,975             797,454
      Total Assets                  $     21,437,718          22,902,762

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                       2,980,768           3,543,568
    Accrued expenses                       1,780,597           1,915,605
    Income taxes (receivable) payable       (155,536)            355,195
    Current portion of long-term
      obligations                            691,812             691,812
    Total Current Liabilities              5,297,641           6,506,180

  Capital Lease Obligations (less
    current portion)                          66,182              87,718

  Long-term Debt (less current
    portion)                               3,770,541           3,378,934

  Deferred Retirement Obligations
    (less current portion)                 1,883,203           1,830,205

  Stockholders' Equity:
    Preferred stock, $1 par value,
     authorized
     50,000 shares, none issued                  -                  -
    Common stock, par value $.25; authorized
     4,000,000
     shares; 2,726,320 and 2,724,320
     shares issued                           681,580            681,080
    Additional paid in capital             6,863,898          6,858,898
    Retained earnings                      3,229,094          4,079,621
    Accumulated other comprehensive
     loss                                   (354,421)          (519,874)

                                          10,420,151         11,099,725
  Total Liabilities and
     Stockholders' Equity           $     21,437,718         22,902,762

See notes to consolidated financial statements.


                                     4
                       AIR T, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                             September 30,
                                                           2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) earnings                          $   (524,673)       1,088,890
     Items not involving cash:
        Increase in accounts receivable
          and inventory reserves                    123,314             -
        Loss on disposal of assets and
          impairment of investments                 130,716             -
        Increase in deferred tax asset             (42,097)             -
        Depreciation and amortization              354,331          352,899
        Net periodic pension cost                   42,498          136,040
     Changes in assets and liabilities:
        Accounts receivable                        430,229          331,438
        Inventories                                768,378          157,547
        Prepaid expenses and other                   8,821            2,836
        Accounts payable                          (562,800)      (1,918,698)
        Accrued expenses                          (124,508)        (120,738)
        Income taxes payable                      (510,731)         140,655
         Total adjustments                         618,151         (918,021)
      Net cash provided by operating activities     93,478          170,869
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (192,490)        (307,310)
     Redemption of marketable securities               -             13,497
     Proceeds from sale of equipment               140,000              -
      Net cash used in investing activities        (52,490)        (293,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit, net             319,535          563,659
     Payment of cash dividend                     (325,854)        (405,520)
     Repurchase of common stock                        -            (42,785)
     Proceeds from exercise of stock options         5,500           26,500
     Net cash (used in) provided by financing
       activities                                     (819)         141,854
NET INCREASE IN CASH & CASH EQUIVALENTS             40,169           18,910
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    31,770           97,799
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    71,939          116,709


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                  $   212,763          262,192
     Income/Franchise taxes                        229,015          560,582

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
  Decrease in fair value of derivatives        $    29,000          194,000
  Increase in fair value or marketable securities   33,256           68,499

See notes to consolidated financial statements.

                                     5
                        AIR T, INC AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                        Accumulated
                                                           Other
                                                           Compre-     Total
                                     Additional            hensive     Stock-
                   Common Stock       Paid-In    Retained   Income    holder's
                Shares      Amount    Capital    Earnings   (Loss)     Equity

Balance,
March 31,2002  2,724,320  $ 681,080  6,858,898  4,079,621  (519,874) 11,099,725
Comprehensive
Income (Loss):
 Net loss                                        (524,673)             (524,673)
Other Comprehensive Income
(Loss):
Fair value
 adjustment on
 marketable securities                                       33,256      33,256
Other than temporary
 impairment of
 marketable securities                                      161,197     161,197
Change in fair value
of derivatives                                              (29,000)    (29,000)
Exercise of
 stock
 options           2,000        500      5,000                            5,500
Cash dividend
($.12 per share)                                 (325,854)             (325,854)

Balance,
 September
 30, 2002      2,726,320  $ 681,580  6,863,898  3,229,094  (354,421) 10,420,151




See notes to consolidated financial statements.


























                                     6
                          AIR T, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Operations for the three and six-month periods ended September 30, 2002 and 2001, the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2002 and 2001 and the Consolidated Statement of Stockholders' Equity have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and equity position as of September 30, 2002, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2002 and March 31, 2002 consolidated balance sheets. Management has assessed the need for a valuation allowance to reduce its deferred tax asset to an amount which, more likely than not, will be realized.

     The income tax provisions for the six-months ended September 30, 2002 and 2001 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

C.  Net Earnings (Loss) Per Share

     Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.















                                     7
The computation of basic and diluted earnings (loss) per common share is as follows:


                               Three Months Ended         Six months Ended
                                 September 30,              September 30,
                                 2002        2001          2002        2001

Net (loss) earnings        $   (363,525)    746,124     (524,673)    1,088,890

Weighted average common shares:
   Shares outstanding -
    basic                     2,726,320   2,713,853    2,726,320     2,713,103
    Dilutive stock options          -        47,022          -          53,798
   Shares outstanding -
    diluted                   2,726,320   2,760,875    2,726,320     2,766,901

Net (loss) earnings per common share:

   Basic                   $      (0.13)       0.27        (0.19)         0.40
   Diluted                 $      (0.13)       0.27        (0.19)         0.39


D.   Inventories

    Inventories consist of the following:


                                September 30, 2002    March 31, 2002

Aircraft parts and supplies     $   5,270,794            5,373,398
Aircraft equipment manufacturing:
   Raw materials                    3,446,024            2,777,175
   Work in process                    304,174              914,730
   Finished goods                     987,753            1,432,332

Total Inventory                    10,008,745           10,497,635
Reserves                             (708,205)            (590,205)

Total, net of reserves          $   9,300,540            9,907,430














                                     8
E.   Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Upon adoption the Company does not expect it to have a material effect on the Company's financial position and results of operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of operations-Discontinued Events and Extraordinary items".
Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the current fiscal year. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. The statement also amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the statement makes certain technical corrections, which the FASB deemed to be nonsubstantive, to a number of existing accounting pronouncements. The rescission of SFAS No. 4, 44, and 64 is effective for the Company in fiscal 2004. The amendments of SFAS No. 13 is effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company is evaluating the effect of this statement.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, or a disposal activity covered by SFAS No. 144. The Company is evaluating the effect of this statement.




                                     9

F.   Derivative Financial Instruments

     The Company follows SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5% respectively. On July 31, 2002 the Company elected to undo its $2,000,000 (6.5%) revolving credit line swap in consideration of $58,750, the fair-market-value termination fee as of that date. The $58,750 swap termination fee was charged to interest expense during the quarter ended September 30, 2002. The fair value of the remaining swap decreased by $40,000 to $148,000 as of September 30, 2002. The Company assessed the effectiveness of the swap using the hypothetical derivative method.


G.  Financing Arrangements

     On August 31, 2002 the Company amended its bank financing line to a $7,000,000 credit facility. Under the terms of the agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2004.

     The revolving credit line contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of September 30, 2002, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at September 30, 2002 was 1.82%. At September 30, 2002 and 2001, the amounts outstanding against the line were $4,223,000 and $6,327,000, respectively. At September 30, 2002, $2,777,000 was available under the entire credit facility.




                                    10
H.     Segment Information

     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services and aviation ground equipment.

Segment data is summarized as follows:

                           Three months ended         Six months ended
                              September 30,             September 30,
                            2002         2001         2002         2001
Operating Revenues
  Overnight Air Cargo   $ 7,715,802    7,654,772   14,338,485   14,650,903
  Ground Equipment        1,458,718   10,683,577    5,034,177   19,721,309
  Aviation Services       1,056,740    6,934,711    2,749,546    8,474,244
  Corporate                     -            -            -            -

  Total                 $10,231,260   25,273,060   22,122,208   42,846,456

Operating (Loss) Income
  Overnight Air Cargo   $   694,879      709,421    1,309,510       1,186,111
  Ground Equipment         (552,603)   1,352,888     (569,257)      2,316,209
  Aviation Services        (120,900)      37,320     (193,965)        (75,562)
  Corporate (1)            (531,996)    (768,607)  (1,089,183)     (1,395,032)

  Total                 $  (510,620)   1,331,022     (542,895)      2,031,726

Depreciation and Amortization
  Overnight Air Cargo   $    64,808       66,910      129,743         136,915
  Ground Equipment           46,123       52,143       94,184          98,660
  Aviation Services          30,021       38,445       60,310          77,337
  Corporate                  35,667       19,985       70,094          39,987

  Total                 $   176,619      177,483      354,331         352,899

Capital
Expenditures, net
  Overnight Air Cargo   $    21,138       75,045       17,752         177,954
  Ground Equipment           90,467      (10,210)      94,884          61,882
  Aviation Services           1,426        4,734        3,566          18,994
  Corporate                  65,631       24,204       76,288          48,480

  Total                 $   178,662       93,773      192,490         307,310


                                  As of
                          September   March 31,
                          30, 2002      2002
Identifiable
Assets
  Overnight Air Cargo   $ 3,914,223    3,852,042
  Ground Equipment        7,923,278   10,051,691
  Aviation Services       5,694,622    6,142,237
  Corporate               3,905,595    2,856,792

  Total                 $21,437,718   22,902,762

(1) Excludes income from inter-segment transactions, included as non-operating income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Air T's management's discussion and analysis, which describes the principal factors affecting the results of operations of the Company, should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended March 31, 2002, which include additional information about our significant accounting policies.

Overview

     The Company's most significant component of revenue for the six-month period ended September 30, 2002, which accounted for 64.8% of revenue, was generated by its air cargo subsidiaries, Mountain Air Cargo, Inc.(MAC) and CSA Air, Inc.(CSA).

     MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $14,338,000 and $14,651,000 to the Company's revenues for the six-month periods ended September 30, 2002 and 2001, respectively. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue generating aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at September 30,
2002) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at September 30, 2002) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Global Ground Support, LLC (Global), another subsidiary of the Company, manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis. Global's revenue contributed approximately $5,034,000 and $19,721,000 to the Company's revenues for the six-month periods ended September 30, 2002 and 2001, respectively. The significant decrease in revenues in 2002 was primarily related to reductions in commercial ground support equipment and military aircraft deicer orders and the April 2002 completion of a large scale airport contract, which commenced in February 2001.

     Mountain Aircraft Services, LLC's (MAS) aircraft brokerage and repair services contributed approximately $2,750,000 and $8,474,000 to the Company's revenues for the six-month periods ended September 30, 2002 and 2001, respectively, and are included in Aircraft Services and Other in the accompanying consolidated statements of operations. The 2002 decrease was due to a $4,700,000 engine sale in 2001 and lower levels of brokering and repair activity in 2002.

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


Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements, in conformity with accounting principles generally accepted in the U.S., requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions could change materially as conditions within and beyond our control change.
Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowances for doubtful accounts receivables, reserves for excess and obsolete inventories, valuation allowances for deferred tax assets, calculation of retirement benefit obligations, revenue recognized under the percentage of completion method and valuation of long-lived assets. Following is a discussion of critical accounting policies and related management estimates and assumptions necessary in determining the value of related assets or liabilities.

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

     Retirement Benefits Obligation. The Company determines the value of retirement benefits assets and liabilities on an actuarial basis. Values are affected by management's estimates, based upon the Company's independent actuary's calculation of the expected return on plan assets, insurance policies and the discount rates used.

     Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the 7.0 discount rate currently used could affect the amount of pension gain or loss recognized in other comprehensive income.

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

     Valuation of Long-Lived Assets. The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" on April 1, 2002. The Company will record impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, the Company then will write-down the value of the assets to fair value.


Seasonality

      Global's business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in January 2001 Global received a $7.1 million pedestal-mounted deicer
contract  with   the Philadelphia  International  Airport, which  was
completed in the first quarter of fiscal 2003. The Company believes that revenue from these contracts contributed to management's plan to reduce Global's seasonal fluctuation in revenues during fiscal 2002 and 2001, however, as these contracts are completed, seasonal trends for Global's business may resume. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Consolidated revenue decreased $20,724,000 (48.4%) to $22,122,000 and $15,042,000 (59.5%) to $10,231,000, respectively, for the six and three-
month periods ended September 30, 2002 compared to their equivalent 2001 periods. The six and three-month current period net decrease in revenue primarily resulted from decreased revenue at Global and MAS, as described in the Overview section of Item 2.

     Operating expenses decreased $18,150,000 (44.5%) to $22,665,000 for the six-month period ended September 30, 2002 and $13,200,000 (55.1%) to $10,742,000 for the three-month period ended September 30, 2002 compared to their equivalent 2001 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations decreased $275,000 (3.9%), primarily as a result of schedule changes which decreased costs associated with airport fees, pilot salaries and travel partially offset by increased fuel costs; maintenance and brokerage expense decreased $5,644,000 (43.8%), primarily as a result of decreases associated with cost of parts, outside maintenance and maintenance salaries, partially offset by increases in contract services related to the operations of MAC; ground equipment decreased $11,629,000 (73.2%), as a result of lower cost of parts and labor associated with decreased Global sales; and general and administrative expense decreased $603,000 (13.2%) primarily as a result of decreased profit sharing accrual, staffing, contract labor, rent and related facilities cost, partially offset by increases in professional fees.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations decreased $33,000 (0.9%), primarily as a result of schedule changes which decreased costs associated with airport fees, pilot salaries and travel partially offset by increased fuel costs; maintenance and brokerage expense decreased $5,532,000 (60.5%), primarily as a result of decreases associated with cost of parts, outside maintenance and maintenance salaries, partially offset by increases in contract services; ground equipment decreased $7,119,000 (83.9%), as a result of lower cost of parts and labor associated with decreased Global sales; and general and administrative expense decreased $515,000 (20.9%) primarily as a result of decreased profit sharing accrual, staffing, rent and contract labor, partially offset by increases in professional fees.

     The current six month period's decreased revenue and the related operating loss resulted primarily from decreased production related to the above mentioned commercial orders and Air Force and Philadelphia airport contracts at Global and decreased maintenance and brokerage parts revenue and operating income in the aviation services sector. During the six month period ended September 30, 2002 Global's revenue and operating income decreased $14,687,000 (74.5%) and $2,885,000 (124.6%), respectively, to
$5,034,000 and an operating loss of $569,000 compared to the six months ended September 30, 2001. MAS's revenue and operating loss, respectively, decreased and increased by $5,696,000 (67.4%) and $118,000 (156.7%) for the
similar periods.
                                    16


Results of Operations (Cont'd)

     The business of Global and MAS has been significantly adversely affected by reduced orders from commercial airlines, due principally to the severe downturn in the commercial aviation industry. Although both of these businesses also derive a significant portion of their revenue from sale of products for military applications, the military programs that use the Company's products have not been fully funded and the Company is uncertain as to the timing of such funding.

     Non-operating expense increased $76,000 and decreased $31,000, respectively, for the six and three-month periods ended September 30, 2002 and September 30, 2001. The six-month increase in non-operating expense was principally due to a $161,000 other-than-temporary loss on impairment of marketable securities, partially offset by a decrease in credit line interest related to lower levels of borrowing. The three-month decrease was principally due to a sale of assets and increases in investment and other income during the 2002 period.

     Pretax earnings decreased $2,651,000 and $1,811,000, respectively, for the six and three-month periods ended September 30, 2002, compared to their respective September 30, 2001 periods. The six-month decrease was principally due to the above stated decrease in Global earnings and loss on securities, partially offset by an increase in current period earnings for the air cargo segment.

     The provision for income taxes decreased $1,037,000 and $701,000 for the six and three-month periods ended September 30, 2002, respectively compared to their respective 2001 periods, primarily due to the net loss for the periods ended September 30, 2002. The effective tax rate for the three and six-month periods ended September 30, 2002 and 2001 was approximately 38%.


Liquidity and Capital Resources

     As of September 30, 2002 the Company's working capital amounted to $11,445,000, an increase of $224,000 compared to March 31, 2002. The net increase primarily resulted from decreased accounts and income taxes payable and accrued expenses, partially offset by decreased accounts receivables and inventory.

     On August 31, 2002 the Company amended its bank financing line to a $7,000,000 credit facility. Under the terms of the agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2004.

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of September 30, 2002, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing

Liquidity and Capital Resources (Cont'd)

base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at September 30, 2002 was 1.82%. At September 30, 2002 and 2001, the amounts outstanding against the line were $4,223,000 and $6,327,000, respectively. At September 30, 2002, an additional $2,777,000 was available under the entire credit facility.

     The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

     The respective six-month periods ended September 30, 2002 and 2001 resulted in the following changes in cash flow: operating activities provided $93,000 and $171,000, investing activities used $52,000 and $294,000 and financing activities used $1,000 and provided $142,000. Net cash increased $40,000 and $19,000 for the respective six-month periods ended September 30, 2002 and 2001.

     Cash provided by operating activities was $77,000 less for the six-months ended September 30, 2002 compared to the similar 2001 period, principally due to decreased earnings, a smaller decrease in accounts payable and a larger decrease in inventory, partially offset by decreased income tax payable.

     Cash used in investing activities for the six-months ended September 30, 2002 was approximately $241,000 less than the comparable period in 2001, principally due to decreased capital expenditures and $140,000 proceeds on an asset sale in the period ended September 30, 2002.

     Cash provided by financing activities for the six-months ended September 30, 2002 was approximately $143,000 less than the comparable 2001 period, principally due to a decrease in net borrowings under the line of credit in 2002 partially offset by a decrease in cash dividend.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1998, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.12 per share cash dividend in June 2002.


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


Outlook

     The Company believes its ground support equipment and aircraft services order declines were largely the result of the economic downturn and effects of the September 11, 2001 terrorist attacks which particularly impacted the aviation sector of the economy. The Company's current forecast for the remainder of fiscal 2003 suggests that the commercial aviation market for Company related products and services will grow at a rate that is substantially less than that of the U.S. gross domestic product. Due to the increased military and Homeland Security budgets, this area may help offset the expected lower than normal order levels from commercial customers.

     Given the uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment. Based on the current general economic and industry outlook, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through 2003. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable.

     Actual results for 2003 will depend upon a number of factors beyond the Company's control, including, in part, the timing, speed and magnitude of the economic recovery, military funding and commercial aviation capital spending.

FORWARD LOOKING STATEMENTS

     Certain statements in this Report, including those contained in "Outlook," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:


           Economic conditions in the Company's markets;

           The continuing impact of the events of September 11, 2001, or any subsequent terrorist activities;

           The Company's ability to manage its cost structure for capital expenditures and operating expenses and match them to shifting customer volume levels;

           Market acceptance of the Company's new commercial and military equipment and services. Competition from other providers of similar equipment, parts brokerage and overhaul services;

           Changes in government regulation, weather and technology


A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.


Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Upon adoption the Company does not expect it to have a material effect on the Company's financial position and results of operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items".
Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposedof by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No.
144 is effective for the Company for the current fiscal year. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. The statement also amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the statement makes certain technical corrections, which the FASB deemed to be nonsubstantive, to a number of existing accounting pronouncements. The rescission of SFAS No. 4, 44, and 64 is effective for the Company in fiscal 2004. The amendments of SFAS No. 13 is effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company is evaluating the effect of this statement.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, or a disposal activity covered by SFAS No. 144. The Company is evaluating the effect of this statement.



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

     During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5% respectively. On July 31, 2002 the Company elected to undo its $2,000,000 (6.5%) revolving credit line swap in consideration of $58,750, the Mark to Market swap shortfall as of that date. The $58,750 swap termination fee was charged to interest expense during the quarter ended September 30, 2002. The fair value of the remaining swap decreased by $40,000 to $148,000 as of September 30, 2002. The Company assessed the effectiveness of the swap using the hypothetical derivative method.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold or issue derivative financial instruments for trading purposes. On May 31, 2001 the Company entered into swap agreements to reduce its exposure to the fluctuations of LIBOR-based variable interest rates. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the year-end balance of the line of credit, annual interest expense would have increased by approximately $42,000.


Item 4.  Controls and Procedures

  (a)  Evaluation of Disclosure Controls and Procedures.

  The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this report, and they concluded that these controls and procedures are effective in providing material information relating to the Company and its subsidiaries.

  (b)  Changes in Internal Controls.

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


























                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

No.                      Description

    3.1  Restated Certificate of Incorporation, incorporated by reference to
         Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002

    3.2  By-laws of the Company, as amended, incorporated by reference to
          Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

   4.1  Specimen Common Stock Certificate, incorporated by reference to
          Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

   10.15 Amendment No 1. to Loan Agreement among Bank of America N.A. the Company and its subsidiaries, dated August 31, 2002.

   21.2 List of subsidiaries of the Company, incorporated by reference to
        Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

   99.1 Certification of Walter Clark

   99.2 Certification of John J. Gioffre

_______________________


 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the three months ended September 30, 2002.
















                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AIR T, INC.
                                        (Registrant)



Date:  October 30, 2002              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  October 30, 2002              /s/ John Gioffre
                          John J. Gioffre, Chief Financial Officer






































                               CERTIFICATION

I, Walter Clark, Chief Executive Officer, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of Air T, Inc.

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  October 30, 2002            /s/ Walter Clark
                              Walter Clark, Chief Executive Officer









                               CERTIFICATION

I, John Gioffre, Chief Financial Officer, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of Air T, Inc.

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  October 30, 2002            /s/ John Gioffre
                              John J. Gioffre, Chief Financial Officer









                                AIR T, INC
                               EXHIBIT INDEX


                                                                PAGE

10.15     Amendment No. 1 to Loan Agreement
          among Bank of America N.A. the company
          and its subsidiaries, dated August 31, 2002.         28-29

99.1      Certification of Walter Clark                           30

99.2      Certification of John J. Gioffre                        31











































                     AMENDMENT NO. 1 TO LOAN AGREEMENT

     This Amendment No. 1 (the "Amendment") dated as of August 31, 2002, is between Bank of America, N.A. ("Lender") and Air T, Inc. and Affiliates:
CSA Air, Inc., Mountain Air Cargo, Inc., Mountain Aircraft Services, LLC, and Global Ground Support, LLC (individually and collectively, the "Borrower").

                                 RECITALS

     A. Borrower has executed various documents concerning credit extended by the Lender, including, a certain Loan Agreement and Exhibit "A" Borrowing Base Agreement dated as of May 23, 2001 (together with any previous amendments, the "Loan Agreement").

     B.  Lender and Borrower desire to amend the Loan Agreement.

                                 AGREEMENT

     1. Definitions. Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the Loan Agreement.

     2. Amendments to Loan Agreement. The Loan Agreement is hereby amended as follows:

     (A.) Total Liabilities to Tangible Net Worth Ratio.  Existing paragraph
        4(A.)(i) is deleted in its entirety and replaced to read as follows:

     Maintain on a consolidated basis a ratio of Total Liabilities (excluding the non-current portion of Subordinated Liabilities) to Tangible Net Worth not exceeding 1.50:1.0.

     (B.) Debt Service Coverage Ratio. Existing paragraph 4(A.)(ii) is deleted in its entirety.

     (C.) Funded Debt to EBITDA Ratio. Existing paragraph 4(A.)(iii) is deleted in its entirety, renumbered as paragraph 4(A.)(ii), and replaced to read as follows:

          Maintain on a consolidated basis a ratio of Funded Debt to EBITDA not exceeding 3.50:1.0. "Funded Debt" means all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long-term debt, less the non-current portion of Subordinated Liabilities. "EBITDA" means net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization and other non-cash charges. This ratio will be calculated at the end of each fiscal year, using the results of the twelve-month period ending with that reporting period. "Subordinated Liabilities" means liabilities subordinated to Borrower's obligations to Bank in a manner acceptable to Bank in its sole discretion.

     (D.) Modification of Borrowing Base Agreement.  The Borrowing Base
        Agreement is hereby amended by deleting the existing Maximum Amount paragraph and replacing it with the following new paragraph:

          "Maximum Amount" shall mean the lesser of $10,000,000.00 $7,000,000 or the Borrowing Base. The "Borrowing Base" at any time, shall be equal to (i) 85% of Eligible Accounts Receivable plus (ii) 50% of Eligible Accounts Receivable - Accruals plus
          (iii) 75% of the value of Eligible Inventory (up to the period ending August 31, 2003) and 50% of the value of Eligible Inventory, limited to 75% of the outstanding balance on the Line and beginning on September 1, 2003, reducing to a limitation of 50% of the outstanding balance on the Line(for the period commencing September 1, 2003), plus (iv) 50% of adjusted book value of Property, Plant and Equipment.

          As used herein, "Eligible Accounts Receivable-Accruals" shall mean all accounts receivable of Borrower which represent Borrower's right to receive payment, which are absolute and not contingent upon the fulfillment of any condition whatsoever, but have not yet been invoiced, due to an existing agreement with the Customer.

     4. Representations and Warranties. When Borrower signs this Amendment, Borrower represents and warrants to Lender that: (a) there is no event which is, or with notice or lapse of time or both would be, a default under the Loan Agreement except those events, if any, that have been disclosed in writing to Lender or waived in writing by Lender, (b) the representations and warranties in the Loan Agreement are true as of the date of this Amendment as if made on the date of this Amendment, (c) this Amendment does not conflict with any law, agreement, or obligation by which Borrower is bound, and (d) this Amendment is within Borrower's powers, has been duly authorized, and does not conflict with any of Borrower's organizational papers.

     5. Effect of Amendment. Except as provided in this Amendment, all of the terms and conditions of the Loan Agreement shall remain in full force and effect.

     6. Counterparts. This Amendment may be executed in counterparts, each of which when so executed shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument.

     7. FINAL AGREEMENT. THIS WRITTEN AMENDMENT REPRESENTS THE FINAL AGREEMENT BETWEEN AND AMONG THE PARTIES HERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS BETWEEN OR AMONG THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN OR AMONG THE PARTIES.

     This Amendment is executed as of the date stated at the beginning of this Amendment.

                                   Bank of America, N.A.

                                   By
                                   Typed Name
                                   Title

Air T, Inc.                        CSA Air, Inc. [Borrower:]

By                          (Seal) By                             (Seal)
Typed Name                         Typed Name
Title                              Title

[Corporate Seal]                   [Corporate Seal]



Mountain Air Cargo, Inc.           Mountain Aircraft Services, LLC
[Borrower:]

By                          (Seal) By                             (Seal)
Typed Name                         Typed Name
Title                              Title

[Corporate Seal]                   [Corporate Seal]


                                   Global Ground Support, LLC[Borrower:]

                                   By                            (Seal)
                                   Typed Name
                                   Title

                              [Corporate Seal]



                               CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.









Date:  October 30, 2002                 /s/ Walter Clark
                              Walter Clark, Chief Executive Officer





































                                    30
                               CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.







Date:  October 30, 2002               /s/ John Gioffre
                              John J. Gioffre, Chief Financial Officer


















































