Form 10-Q
period 2002-12-31
AIR T INC
filed 2003-02-12
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended         December 31, 2002
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

     2,726,320 Common Shares, par value of $.25 per share were outstanding as of February 10, 2003


This filing contains 29 pages.


                       AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                                 Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Operations
     for the three and nine-month periods ended
     December 31, 2002 and 2001 (Unaudited)                        3

     Consolidated Balance Sheets at
     December 31, 2002  (Unaudited)
     and March 31, 2002                                            4

     Consolidated Statements of Cash
     Flows for the nine-month periods
     ended December 31, 2002 and 2001 (Unaudited)                  5

     Consolidated Statement of Stockholders'
     Equity at December 31, 2002 (Unaudited)                       6


     Notes to Consolidated Financial
     Statements (Unaudited)                                     7-12

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                    13-22

     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                                   22

     Item 4.  Controls and procedures                             22

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                    23

     Signatures and Certifications                             24-26

     Exhibit Index                                                27


     Exhibits 99.1 and 99.2 Officers' Certifications           28-29

                        AIR T, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                               Three Months Ended       Nine monthsEnded
                                   December 31,            December 31,
                                 2002        2001        2002         2001
Operating Revenues:
   Cargo                       4,936,248   4,887,585  14,448,177   14,732,919
   Maintenance                 2,582,316   2,368,391   7,132,070    7,173,960
   Ground equipment            3,992,789   6,758,345   9,026,966   26,479,654
   Aircraft services and other 1,920,495   1,754,582   4,946,843   10,228,826

                              13,431,848  15,768,903  35,554,056   58,615,359

Operating Expenses:
   Flight operations           3,611,089   3,477,843  10,455,807   10,597,732
   Maintenance and services    4,386,515   4,271,437  11,642,191   17,171,098
   Ground equipment            3,090,356   5,198,062   7,341,304   21,078,142
   General and administrative  2,031,072   2,263,049   5,990,502    6,825,249
   Depreciation and amortization 166,020     176,056     520,351      528,955

                              13,285,052  15,386,447  35,950,155   56,201,176

Operating Income (Loss)          146,796     382,456    (396,099)   2,414,183

Non-operating Expense

(Income):
   Interest                       94,246     121,377     301,882      374,299
      marketable securities         -           -        161,197        -
   Deferred retirement expense     5,250       6,249      15,750       18,747
   Investment income             (18,063)    (22,879)    (61,947)     (57,707)
   Other                          (6,000)       -        (34,671)        -

                                  75,433     104,747     382,211      335,339

Earnings (Loss) Before
   Income Taxes                   71,363     277,709    (778,310)   2,078,844

Provision (Benefit) For
   Income Taxes                   34,000     121,477    (291,000)     833,721

Net Earnings (Loss)               37,363     156,232    (487,310)   1,245,123

Net Earnings (Loss) Per
Share:
   Basic                            0.01        0.06       (0.18)        0.46
   Diluted                          0.01        0.06       (0.18)        0.45

Weighted Average Shares
Outstanding:
   Basic                       2,726,320   2,716,764   2,726,320    2,714,323
   Diluted                     2,726,320   2,776,076   2,726,320    2,769,960


See Notes to Consolidated Financial Statements.

                       AIR T, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31,     MARCH 31, 2002
                                   2002
ASSETS                                 (Unaudited)
   Current Assets:
      Cash and cash equivalents                       82,336          31,770
      Marketable securities                        1,019,762         982,028
      Accounts receivable, net                     6,960,737       5,875,754
      Costs and estimated earningsin excess
        of billings on uncompleted contracts            -             14,320
      Inventories, net                             9,334,786       9,907,430
      Deferred tax asset                             743,513         727,665
      Prepaid expenses and other                     236,251         188,245
        Total Current Assets                      18,377,385      17,727,212

   Property and Equipment, net                     2,819,761       3,519,048
   Deferred Tax Asset                                582,849         568,186
   Intangible Pension Asset                          290,862         290,862
   Other Assets                                      825,282         797,454
        Total Assets                              22,896,139      22,902,762

LIABILITIES AND STOCKHOLDERS'
EQUITY
   Current Liabilities:
      Accounts payable                             3,621,313       3,543,568
      Accrued expenses                             2,222,908       1,915,605
      Income taxes (receivable) payable             (166,355)        355,195
      Current portion of long-term obligations        91,812         691,812
       Total Current Liabilities                   5,769,678       6,506,180

   Capital Lease Obligations (less current
     portion)                                         56,760          87,718

   Long-term Debt (less current
     portion)                                      4,685,117       3,378,934

   Deferred Retirement Obligations
     (less current portion)                        1,909,702       1,830,205

   Stockholders' Equity:
      Preferred stock, $1 par value,
    authorized
       50,000 shares, none issued                       -               -
      Common stock, par value $.25; authorized
        4,000,000 shares; 2,726,320 and
        2,724,320 shares issued and
        outstanding                                  681,580         681,080
      Additional paid in capital                   6,863,898       6,858,898
      Retained earnings                            3,266,457       4,079,621
      Accumulated other comprehensive loss          (337,053)       (519,874)
                                                  10,474,882      11,099,725
     Total Liabilities and
        Stockholders' Equity                      22,896,139      22,902,762

See notes to consolidated financial statements.

                       AIR T, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Nine Months Ended
                                                       December 31,
                                                      2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) earnings                              (487,310)     1,245,123
    Items not involving cash:
       Increase in accounts receivable
         and inventory reserves                     137,921           -
       Loss on impairment of investments
         and disposal of assets                     130,716           -
       Increase in deferred tax asset               (30,511)      (147,558)
       Depreciation and amortization                520,351        528,955
       Net periodic pension cost                     68,997        199,494
    Changes in assets and liabilities:
       Accounts receivable                       (1,029,915)     3,026,514
       Inventories                                  718,228        355,921
       Prepaid expenses and other                   (61,515)       (11,549)
       Accounts payable                              77,745     (3,637,646)
       Accrued expenses                             317,803        396,294
       Income taxes (receivable) payable           (521,550)       182,040
        Total adjustments                           328,270        892,465
     Net cash (used in) provided by
        operating activities                       (159,040)     2,137,588
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                           (242,731)      (397,172)
    Proceeds from sale of equipment                 140,000       -
     Net cash used in investing activities         (102,731)      (397,172)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in line of credit, net                   632,691     (1,259,563)
    Payment of cash dividend                       (325,854)      (405,520)
    Repurchase of common stock                         -           (42,785)
    Proceeds from exercise of stock options           5,500         72,334
     Net cash provided by (used in)
         financing activities                       312,337     (1,635,534)
NET INCREASE IN CASH & CASH EQUIVALENTS              50,566        104,882
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                            31,770         97,799
CASH AND CASH EQUIVALENTS AT END OF PERIOD           82,336        202,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Interest                                        309,640        379,601
    Income/Franchise taxes                          262,019        791,902

SUMMARY OF SIGNIFICANT NON-CASH
INFORMATION:
  Decrease in fair value of derivatives              20,998        190,000
  Increase in fair value of marketable
     securities                                      42,622        120,509

See notes to consolidated financial statements.

                        AIR T, INC AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



						       Accumulated
						          Other
				                        Comprehens-
                                   Additional               ive	      Total
		       Common Stock  Paid-In   Retained   Income   Stockholder's
	        Shares      Amount   Capital   Earnings    (Loss)     Equity

Balance, March
  31, 2002     2,724,320   681,080 6,858,898  4,079,621  (519,874)  11,099,725
Comprehensive
Income (Loss):
 Net loss				       (487,310)
Other Comprehensive Income (Loss):
  Fair value adjustment on
    marketable securities				   42,622
  Other than temporary
   impairment of
   marketable securities	  			  161,197
Change in fair value of
  derivatives	                           	          (20,998)
Total comprehensive
  loss			                       (487,310)  182,821     (304,489)
Exercise of stock
 options            2,000      500     5,000                             5,500
Cash dividend
 ($.12 per share)                              (325,854)	      (325,854)

Balance, Decem-
 ber 31, 2002   2,726,320  681,580  6,863,898 3,266,457  (337,053)  10,474,882

                          AIR T, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

A.  Financial Statements

     The Consolidated Balance Sheet as of December 31, 2002, the Consolidated Statements of Operations for the three and nine-month periods ended December 31, 2002 and 2001, the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2002 and 2001 and the Consolidated Statement of Stockholders' Equity for the nine-month period ended December 31, 2002 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and equity position as of December 31, 2002, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the periods ended December 31 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2002 and March 31, 2002 consolidated balance sheets. Management has assessed the need for a valuation allowance to reduce its deferred tax asset to an amount which, more likely than not, will be realized.

     The income tax provisions for the nine-months ended December 31, 2002 and 2001 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

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

The computation of basic and diluted earnings (loss) per common share is as follows:





		                  Three Months Ended     Nine months Ended
		                       December 31,	    December 31,
		                     2002       2001      2002        2001

Net earnings (loss)	            37,363    156,232   (487,310)   1,245,123

Weighted average common shares:
 shares outstanding basic	 2,726,320  2,716,764  2,726,320    2,714,323
 Dilutive stock options               -        59,312 	    -          55,637
 Shares outstanding diluted 	 2,726,320  2,776,076  2,726,320    2,769,960

Net earnings (loss) per common share:
 Basic                                0.01       0.06      (0.18)	 0.46
 Diluted                              0.01       0.06      (0.18)	 0.45


See notes to consolidated financial statements.









D.   Inventories




                                      December 31,     March 31,
                                           2002          2002

Aircraft parts and
supplies                               5,271,846       5,373,398
Aircraft equipmentmanufacturing:
   Raw materials                       3,217,231       2,777,175
   Work in process                       362,471         914,730
   Finished goods                      1,173,544       1,432,332

Total Inventory                       10,025,092      10,497,635
  Reserves                              (690,306)       (590,205)

Total, net of reserves                 9,334,786       9,907,430












                                     8
E.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Upon adoption the Company does not expect it to have a material effect on the Company's financial position and results of operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the current fiscal year. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. The statement also amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the statement makes certain technical corrections, which the FASB deemed to be nonsubstantive, to a number of existing accounting pronouncements. The rescission of SFAS No. 4, 44, and 64 is effective for the Company in fiscal 2004. The amendments of SFAS No. 13 is effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company does not believe this statement will have a material effect on the Company's financial position and results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company's ground equipment subsidiary warranties its products for a one-year period from date of sale. Product warranty reserves are booked at time of sale based on the historical average warranty cost and are adjusted for actual warranty cost on a quarterly basis. As of December 31, 2002 the Company's warranty reserve amounted to $108,000. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe the initial recognition and initial measurement provisions of this Interpretation will materially affect its financial position and results of operations.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the effect of this statement.


F.   Derivative Financial Instruments

     As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5% respectively. On July 31, 2002 the Company elected to undo its $2,000,000 (6.5%) revolving credit line swap in consideration of $58,750, the fair-market-value termination fee as of that date. The fair value of the remaining swap decreased by $21,000 to a liability of $140,000 as of December 31, 2002. The Company assessed the effectiveness of the swap using the hypothetical derivative method.





                                    10
G.  Financing Arrangements

     On August 31, 2002 the Company amended its bank financing line to a $7,000,000 credit facility. Under the terms of the agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2004.

     The revolving credit line contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of December 31, 2002, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at December 31, 2002 was 1.38%. At December 31, 2002 and 2001, the amounts outstanding against the line were $4,545,000 and $4,504,000, respectively. At December 31, 2002, $2,455,000 was available under the entire credit facility.






H.     Segment Information

     The Company's four subsidiaries operate in three business segments. Each b usiness segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services and aviation ground equipment.

















                                    11




Segment data is summarized as follows:



                                 Three months ended        Nine months ended
                                   December 31,              December 31,
                                 2002          2001        2002          2001
Operating Revenues
  Overnight Air Cargo         7,241,762    7,255,976    21,580,247   21,906,879
  Ground Equipment            3,992,789    6,758,345     9,026,966   26,479,654
  Aviation  Services          2,197,297    1,736,582     4,946,843   10,210,826
  Corporate                        -          18,000 	        -         18,000

  Total                      13,431,848   15,768,903    35,554,056   58,615,359

Operating Income (Loss)
  Overnight Air Cargo           498,707      623,127     1,808,217    1,809,239
  Ground Equipment              262,932      810,697      (306,325)   3,126,906
  Aviation Services             (13,161)    (448,983)     (207,126)    (524,545)
  Corporate (1)                (601,682)    (602,385)   (1,690,865)  (1,997,417)

  Total                         146,796      382,456      (396,099)   2,414,183

Depreciation and Amortization
  Overnight Air Cargo            56,183       68,239       185,926      205,154
  Ground Equipment               43,757       49,711       137,941      148,371
  Aviation Services              29,559       36,928        89,869      114,265
  Corporate                      36,521       21,178       106,615       61,165

  Total                         166,020      176,056       520,351      528,955

Capital Expenditures, net
  Overnight Air Cargo            4,996         2,993        22,748      180,947
  Ground Equipment              11,779       (13,248)      106,663       48,634
  Aviation Services                477        16,303         4,043       35,297
  Corporate                     32,989        55,410       109,277      103,890

  Total                         50,241        61,458       242,731      368,768



                                   December 31, 2002      March 31, 2002
Identifiable Assets
  Overnight Air Cargo                   3,189,273           3,852,042
  Ground Equipment                      9,987,661          10,051,691
  Aviation Services                     5,818,620           6,142,237
  Corporate                             3,900,585           2,856,792

  Total                                22,896,139          22,902,762

(1) Excludes income from inter-segment transactions, included as non-operating income.








                                    12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Air T's management's discussion and analysis, which describes the principal factors affecting the results of operations of the Company, should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended March 31, 2002, which include additional information about our significant accounting policies.

Overview
     The Company's most significant component of revenue for the nine-month period ended December 31, 2002, which accounted for 60.7% of revenue, was generated by its air cargo subsidiaries, Mountain Air Cargo, Inc.(MAC) and CSA Air, Inc.(CSA).

     MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $21,580,000 and $21,907,000 to the Company's revenues for the nine-month periods ended December 31, 2002 and 2001, respectively. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue generating aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at December 31,
2002) are owned by and dry-leased from a major air express company (Customer), and Short Brothers SD3-30 aircraft (two aircraft at December 31, 2002) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Global Ground Support, LLC (Global), another subsidiary of the Company, manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis. Global's revenue contributed approximately $9,027,000 and $26,480,000 to the Company's revenues for the nine-month periods ended December 31, 2002 and 2001, respectively. The significant decrease in revenues in 2002 was primarily related to reductions in commercial ground support equipment and military aircraft deicer orders and the April 2002 completion of a large scale airport contract, which commenced in February 2001.



                                    13
     Mountain Aircraft Services, LLC's (MAS) aircraft brokerage and repair services contributed approximately $4,947,000 and $10,211,000 to the Company's revenues for the nine-month periods ended December 31, 2002 and 2001, respectively, and are included in Aircraft Services and Other in the accompanying consolidated statements of operations. The 2002 decrease was due to a $4,700,000 engine sale in 2001 and lower levels of brokering and repair activity in 2002.

     The Company's four subsidiaries operate in three business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo, aviation services and aviation ground equipment in the accompanying footnotes to the consolidated financial statements.

Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements, in conformity with accounting principles generally accepted in the U.S., requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions could change materially as conditions within and beyond our control change.
Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowances for doubtful accounts receivables, reserves for excess and obsolete inventories, valuation allowances for deferred tax assets, assumptions used in the calculation of retirement benefit obligations, revenue recognized under the percentage of completion method and valuation of long-lived assets. Following is a discussion of critical accounting policies and related management estimates and assumptions necessary in determining the value of related assets or liabilities.

     Allowance for Doubtful Accounts Receivable. An allowance for doubtful accounts receivable is established based on management's estimates of the collectability of accounts receivables. The required allowance is determined using information such as the age of the account receivable, customer credit history, industry information, credit reports and customer financial condition. The estimates can be affected by changes in the age of the receivable, aviation industry, customer credit issues or general economic conditions.

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

     Deferred Tax Assets. Deferred tax assets, net of valuation allowance, reflect the likelihood of the recoverability of these assets. Company judgement of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

                                    14
     Retirement Benefits Obligation. The Company determines the value of retirement benefits assets and liabilities on an actuarial basis. Values are affected by management's estimates, based upon the Company's independent actuary's calculation of the expected return on plan assets, insurance policies and the discount rates used.

     Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the current discount rate could affect the amount of pension gain or loss recognized in other comprehensive income.

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

     Valuation of Long-Lived Assets. The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" on April 1, 2002. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value.


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


                                    15
Results of Operations

     Consolidated revenue decreased $23,061,000 (39.3%) to $35,554,000 and $2,337,000 (14.8%) to $13,432,000, respectively, for the nine and three-month periods ended December 31, 2002 compared to their equivalent 2001 periods. The nine and three-month current period net decrease in revenue primarily resulted from decreased revenue at Global and MAS, as described in the Overview section of Item 2.

     The business of Global and MAS has been significantly adversely affected by reduced orders from commercial airlines and aviation related companies, due principally to the severe downturn in the commercial aviation industry. Although both of these businesses also derive a significant portion of their revenue from sale of products for military applications, the military programs that use the Company's products have not been fully funded to date and the Company is uncertain as to the timing of such funding.

     Operating expenses decreased $20,251,000 (36.0%) to $35,950,000 for the nine-month period ended December 31, 2002 and $2,101,000 (13.7%) to $13,285,000 for the three-month period ended December 31, 2002 compared to their equivalent 2001 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations decreased $142,000 (1.3%), primarily as a result of schedule changes which decreased costs associated with pilot salaries and travel partially offset by increased fuel costs; maintenance and services expense decreased $5,529,000 (32.2%), primarily as a result of decreases associated with cost of parts, outside maintenance and maintenance salaries, partially offset by increases in contract services related to the operations of MAC; ground equipment decreased $13,737,000 (65.2%), as a result of lower cost of parts and labor associated with decreased Global sales; and general and administrative expense decreased $835,000 (12.2%) primarily as a result of decreased profit sharing expense, staffing, contract labor, rent and related facilities cost, partially offset by increases in professional fees.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations increased $133,000 (3.8%), primarily as a result of increased costs associated with airport fees, travel and benefits partially offset by decreased pilot salaries; maintenance and services expense increased $115,000 (2.7%), primarily as a result of increases associated with cost of parts, contract services and benefits, partially offset by decreases in outside maintenance and maintenance salaries; ground equipment decreased $2,108,000 (40.6%), as a result of lower cost of parts and labor associated with decreased Global sales; and general and administrative expense decreased $232,000 (10.3%) primarily as a result of decreased profit sharing expense, staffing, rent and related facilities cost, and contract labor, partially offset by increases in professional fees and benefits.






                                    16

Results of Operations (Cont'd)

     The current nine month period's decreased revenue and the related operating loss resulted primarily from decreased production related to the above mentioned commercial orders and Air Force and Philadelphia airport contracts at Global and decreased maintenance and services parts revenue and operating income in the aviation services sector. Compared to the nine months ended December 31, 2001 Global's revenue and operating income decreased $17,453,000 (65.9%) and $3,433,000 (109.8%), respectively, to
$9,027,000 and an operating loss of $306,000. MAS's revenue and operating loss, respectively, decreased by $5,264,000 (51.6%) and $318,000 (60.6%)
for the similar periods.

     Non-operating expense increased $47,000 and decreased $30,000, respectively, for the nine and three-month periods ended December 31, 2002 and December 31, 2001. The nine-month increase in non-operating expense was principally due to a $161,000 other-than-temporary loss on impairment of marketable securities, partially offset by a decrease in credit line interest related to lower levels of borrowing. The three-month decrease was principally due to a decrease in interest expense during the 2002 period.

     Pretax earnings decreased $2,857,000 and $206,000, respectively, for the nine and three-month periods ended December 31, 2002, compared to their respective December 31, 2001 periods. The nine and three-month decrease was principally due to the above stated decrease in Global earnings and loss on securities, partially offset by an increase in current period earnings for the air cargo segment.

     The provision for income taxes decreased $1,125,000 and $87,000 for the nine and three-month periods ended December 31, 2002, respectively compared to their respective 2001 periods, primarily due to the net loss for the nine month period and lower pre-tax net income for the three-month period ended December 31, 2002. The effective tax rate for the nine and three-month periods ended December 31, 2002 and 2001 were approximately 38.5% and 46.0%, respectively.


Liquidity and Capital Resources

     As of December 31, 2002 the Company's working capital amounted to $12,607,000, an increase of $1,387,000 compared to March 31, 2002. The net increase primarily resulted from increased accounts receivables, and decreases in income taxes payable and current portion of long-term debt, partially offset by decreased inventory.

     On August 31, 2002 the Company amended its bank financing line to a $7,000,000 credit facility. Under the terms of the agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2004.

     The credit facility contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of December 31, 2002, the Company was in compliance with all of the restrictive covenants.

                                    17
Liquidity and Capital Resources (Cont'd)

The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at December 31, 2002 was 1.38. At December 31, 2002 and 2001, the amounts outstanding against the line were $4,545,000 and $4,504,000, respectively. At December 31, 2002, an additional $2,455,000 was available under the entire credit facility.

     The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

     The respective nine-month periods ended December 31, 2002 and 2001 resulted in the following changes in cash flow: operating activities used $159,000 and provided $2,138,000, investing activities used $103,000 and $397,000 and financing activities provided $312,000 and used $1,636,000. Net cash increased $51,000 and $105,000 for the respective nine-month periods ended December 31, 2002 and 2001.

     Cash used in operating activities was $2,297,000 more for the nine-months ended December 31, 2002 compared to the similar 2001 period, principally due to decreased earnings, and an increase in accounts receivable for the nine months ended December 31, 2002 as compared to a decrease in accounts receivable in the similar 2001 period, and decreased income tax payable.

     Cash used in investing activities for the nine-months ended December 31, 2002 was approximately $294,000 less than the comparable period in 2001, principally due to decreased capital expenditures and $140,000 proceeds on an asset sale in the period ended December 31, 2002.

     Cash provided by financing activities for the nine-months ended December 31, 2002 was approximately $1,948,000 more than the comparable 2001 period, principally due to an increase in net borrowings under the line of credit in 2002 partially offset by a decrease in cash dividend.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1998, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.12 per share cash dividend in June 2002.


Deferred Retirement Obligation

     The Company's former Chairman and Chief Executive Officer passed away on April 18, 1997. The death benefits are payable in the amount of $75,000 per year for 10 years.
                                    18
Impact of Inflation

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


Outlook

     The Company believes its ground support equipment and aircraft services order declines were largely the result of the economic downturn and effects of the September 11, 2001 terrorist attacks which particularly impacted the aviation sector of the economy. The Company's current forecast for the remainder of fiscal 2003 and first half of fiscal 2004 suggests that the commercial aviation market for Company related products and services will grow at a rate that is substantially less than that of the U.S. gross domestic product. Due to increased military and Homeland Security budgets, this area, pending funding approvals, may help offset the expected lower than normal order levels from commercial customers.

     Given the uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment. Based on the current general economic and industry outlook and cost cutting measures implemented over the past twelve months, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through 2003. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable.

     Actual results for fiscal 2003 will depend upon a number of factors beyond the Company's control, including, in part, the timing, speed and magnitude of the economic recovery, military funding and commercial aviation capital spending.

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



                                    19

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Upon adoption the Company does not expect it to have a material effect on the Company's financial position and results of operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the current fiscal year. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. The statement also amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the statement makes certain technical corrections,
                                    20
which the FASB deemed to be nonsubstantive, to a number of existing accounting pronouncements. The rescission of SFAS No. 4, 44, and 64 is effective for the Company in fiscal 2004. The amendments of SFAS No. 13 is effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company does not believe this statement will have a material effect on the Company's financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, or a disposal activity covered by SFAS No. 144. The Company is evaluating the effect of this statement.
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective for the Company. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe the initial recognition and initial measurement provisions of this Interpretation will materially affect its financial position and results of operations.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the effect of this statement.


Derivative Financial Instruments

     As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.



                                    21
     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5% respectively. On July 31, 2002 the Company elected to undo its $2,000,000 (6.5%) revolving credit line swap in consideration of $58,750, the fair-market-value termination fee as of that date. The fair value of the remaining swap decreased by $21,000 to a liability of $140,000 as of December 31, 2002. The Company assessed the effectiveness of the swap using the hypothetical derivative method.




Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold or issue derivative financial instruments for trading purposes. On May 31, 2001 the Company entered into swap agreements to reduce its exposure to the fluctuations of LIBOR-based variable interest rates. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at December 31, 2002, annual interest expense would have increased by approximately $45,000.


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









                                    22
                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

No.                      Description

    3.1   Restated Certificate of Incorporation, incorporated by reference to
          Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002

    3.2   By-laws of the Company, as amended, incorporated by reference to
          Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

    4.1   Specimen Common Stock Certificate, incorporated by reference to
          Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

   10.15 Amendment No 1. to Loan Agreement among Bank of America N.A. the Company and its subsidiaries, dated August 31, 2002 incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

   21.2   List of subsidiaries of the Company, incorporated by reference to
          Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the ended September 30, 1997

   99.1   Certification of Walter Clark

   99.2   Certification of John J. Gioffre

_______________________


 b.   Reports on Form 8-K

 No Current Reports on Form 8-K were filed in the three months ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AIR T, INC.
                                        (Registrant)



Date:  February 12, 2003              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  February 12, 2003              /s/ John Gioffre
                          John J. Gioffre, Chief Financial Officer

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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





Date:  February 12, 2003                /s/ Walter Clark
                              Walter Clark, Chief Executive Officer

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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





Date:  February 12, 2003           /s/ John Gioffre
                              John J. Gioffre, Chief Financial Officer

                                AIR T, INC
                               EXHIBIT INDEX


                                                                PAGE

99.1      Certification of Walter Clark                           28

99.2      Certification of John J. Gioffre                        29

                               CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.









Date:  February 12, 2003           /s/ Walter Clark
                              Walter Clark, Chief Executive Officer

                               CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.






                                             /s/ John Gioffre
Date:  February 12, 2003
                                 John J. Gioffre, Chief Financial Officer