Form 10-K
period 2003-03-31
AIR T INC
filed 2003-07-01
CIK 353184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

                                   (Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended March 31, 2003

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from _______________ to _____________

                         Commission file number 0-11720

                                   AIR T, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 52-1206400
------------------------------------    -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

           3524 Airport Road
      Maiden, North Carolina                                 28650
----------------------------------------            ----------------------
(Address of principal executive offices)                 (Zip Code)

                                 (704) 377-2109
                                 ---------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.25 per share
                ------------------------------------------------
                                (Title of Class)

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12G-2). Yes No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices for such stock on September 30, 2002, was $2,490,306. As of June 5, 2003, 2,726,320 shares of Common Stock were outstanding.



                                     PART I

Item 1.  Business.

         Air T, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates in two industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. ("MAC") and CSA Air, Inc. ("CSA"), and aviation ground support equipment products through its wholly owned subsidiary, Global Ground Support, LLC ("Global"). During fiscal 2003 the Company decided to dispose of its aviation related parts brokerage and overhaul services through its wholly owned subsidiary, Mountain Aircraft Services, LLC ("MAS"). The Company entered into a letter of intent on June 19, 2003 to sell the business operations of MAS. The Company's financial statements have been reclassified to reflect the results of MAS as a discontinued operation. For the fiscal year ended March 31, 2003 the Company's air cargo services through MAC and CSA accounted for approximately 69.7% of the Company's consolidated revenues and aircraft deice and other ground support equipment products through Global accounted for 30.3% of consolidated revenues. The Company's air cargo services are provided exclusively to one customer, Federal Express Corporation ("Federal Express"). Revenues from contracts with Federal Express accounted for approximately 68.3% of the Company's consolidated revenues for the year ended March 31, 2003. Certain financial data with respect to the Company's overnight air cargo and ground support equipment segments are set forth in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. Such data are incorporated herein by reference.

         The principal place of business of the Company and MAC is 3524 Airport Road, Maiden, North Carolina; the principal places of business of CSA and Global are, respectively, Iron Mountain, Michigan and Olathe, Kansas. The principal place of business of MAS is located in Kinston, North Carolina.

Diversification.

         In October 1993, the Company organized MAS to diversify its customer base and business mix. MAS provides aircraft maintenance, parts and other aviation related services to the commercial and military aviation industries. MAS is organized as a limited liability company 100% owned by Air T. During the fourth quarter of fiscal 2003, Company management, in order to focus its resources on core operations, agreed to a plan to sell MAS assets and to discontinue the operations of the Company's aviation service sector business. See Note 10 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

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

Overnight Air Cargo Services.

         MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States and Canada, and in Puerto Rico and the U.S. Virgin Islands. MAC and CSA's revenues are derived principally pursuant to "dry-lease" service contracts. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry-lease service contracts accounted for 98.0% of MAC and CSA's revenues (68.3% of the Company's consolidated revenues).

         For the fiscal year ended March 31, 2003, MAC and CSA provided air delivery service exclusively to Federal Express. As of March 31, 2003, MAC and CSA operated an aggregate of 95 aircraft under agreements with Federal Express. Separate agreements cover the three types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under "wet-lease" arrangements with Federal Express, which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA.

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

         MAC and CSA, together, operated or held for sale the following aircraft as of March 31, 2003:

                                                      Form of      Number of
     Type of Aircraft                   Model Year   Ownership     Aircraft
     ----------------                   ----------   ---------     ---------

     Cessna Caravan, 208A and 208B
       (single turbo prop)              1985-1996    dry lease        73

     Fokker F-27 (twin turbo prop)      1968-1981    dry lease        20

     Short Brothers SD3-30
       (twin turbo prop)                  1981       owned             2
                                                                    ----

     Total                                                            95
                                                                    ====

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

Aircraft Deice and Other Equipment Products.

         Global manufactures, sells, services and supports aircraft devices on a worldwide basis. Starting in fiscal 2000, Global began to diversify its product line to include additional models of aircraft deicers and scissor-lift ground support equipment.

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

         Global manufactures five basic models of mobile deicing equipment ranging from 700 to 3,200 gallon capacity models in addition to fixed pedestal mounted deicers. Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, fire suppressant equipment, modifications for open or enclosed cab design, a patented forced-air deicing nozzle to substantially reduce glycol usage, and color and style of the exterior finish. Global also manufactures three models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft. Global competes primarily on the basis of reliability of its products, prompt delivery and price. The market for aviation ground service equipment is highly competitive.

         Global's mobile deicing equipment business, in addition to being highly seasonal, was significantly impacted by the softening economy and effect of the September 11, 2001 terrorist attacks on the United States. Historically, the bulk of Global's revenues have occurred during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters. The Company has reduced Global's seasonal fluctuation in revenues by the introduction of a line of non-deicer related ground support equipment, the January 2000 commencement of a long-term contract to provide deicing equipment to the United States Air Force and other non-seasonal contracts.

         Revenue from Global's contract with the U.S. Air Force accounted for approximately 19.9% of the Company's consolidated revenue for the year ended March 31, 2003.

Aviation Related Parts Brokerage and Overhaul Services.

         MAS provides aircraft maintenance and parts and other aviation related services to the commercial and military aviation industries. MAS's principal offices and primary overhaul facilities are located at the Global TransPark in Kinston, North Carolina and Miami, Florida.


         MAS's customers include the commercial air cargo and passenger aviation industries and manufacturers of commercial and military aircraft and contract maintenance companies serving the commercial and military aviation industry. MAS also provides parts or services under contracts directly with the U.S. government. For the fiscal year ended March 31, 2003, MAS provided services or parts to over 80 customers, with five customers accounting for approximately 85% of MAS's revenues for the year.

         MAS's operations are not materially seasonal.

         As stated above, during the fourth quarter of fiscal 2003, Company management agreed to a plan to discontinue the operations of the Company's aviation service sector business and sell MAS assets. Accordingly, the accompanying consolidated financial statements reflect the MAS assets as held for sale and reclassify the net operations of MAS as discontinued operations net of tax for all periods presented.


Backlog.

         The Company's backlog for its continuing operations consists of "firm" orders supported by customer purchase orders for the deicing equipment sold by Global and for parts and equipment sold by MAS. At March 31, 2003, the Company's backlog of orders was $5.1 million attributable to Global, all of which the Company expects to be filled in the current fiscal year. In addition, the backlog of MAS orders at March 31, 2003 was $0.7 million.

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

Employees.

         At May 9, 2003, the Company and its subsidiaries had 367 full-time and full-time-equivalent employees, of which 10 are employed by the Company, 256 are employed by MAC, 49 are employed by CSA, 10 are employed by MAS and 42 are employed by Global. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

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

         The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased, from a third party, under an annually renewable agreement with a monthly rental payment, as of March 31, 2003, of approximately $1,698.

         On November 16, 1995, the Company entered into a twenty-one and one-half year premises and facilities lease with Global TransPark Foundation, Inc. to lease approximately 53,000 square feet of a 66,000 square foot aircraft hangar shop and office facility at the North Carolina Global TransPark in Kinston, North Carolina. In August 1996, the maintenance, repair and parts brokerage operation of MAC and MAS were relocated to this facility. Rent under this lease increases over time as follows:

the first 18 months, no rent; the next 5-year period, $2.25 per square foot; the next 5-year period, $3.50 per square foot; the next 5-year period, $4.50 per square foot; and the final 5-year period, $5.90 per square foot. This lease is cancelable under certain conditions at the Company's option. The Company currently considers the lease to be non-cancelable for eight and one-half years and has calculated rent expense on a straight-line basis over this portion of the lease term. The Company began operations at this facility in August 1996.

         MAS operates a parts brokerage facility in Miami, Florida, leasing, from a third party, approximately 2,700 square feet of space. The lease, signed in April 2002, expires in February 2004, with monthly rental payments of $1,523. MAS also operates a facility in Kinston, North Carolina under a month to month lease with a monthly rental payment of $1,225.

         Global leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased, from a third party, under a five-year lease agreement, which expires in August 2006. The monthly rental payment, as of March 31, 2003, was $29,341, and the monthly rental will increase to $29,809 over the life of the lease, based on increases in the Consumer Price Index.

         As of March 31, 2003, the Company leased hangar space from third parties at 35 other locations for aircraft storage. Such hangar space is leased, from third parties, at prevailing market terms.

         The table of aircraft presented in Item 1 lists the aircraft operated by the Company's subsidiaries and the form of ownership.

Item 3.  Legal Proceedings.

         Global and one of its employees are defendants in a lawsuit filed in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services et al v. Terex, et al. In this action, the plaintiffs allege that they provided to Global and the employee certain trade secrets regarding aircraft de/anti-icing systems that were then disclosed by Global and the employee to third parties. The plaintiffs allege misappropriation of trade secrets, breach of contract and violation of the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages. The Company and its employee have filed an answer in this action denying all liability. Upon Global's motion, the court has dismissed the plaintiff's claims under the Racketeer Influenced and Corrupt Organizations Act. The Company does not believe that the action has any merit and intends to defend the lawsuit vigorously. In November 2002, Global and the Company filed suit in North Carolina state court against affiliates of the plaintiffs in the Catalyst & Chemical Services et al
v. Terex, et al action alleging defamation. This action has been removed to, and is pending before, the United States District Court for the Western District of North Carolina.

         The Company is currently aware of certain intellectual property and environmental matters, some of which involve pending or threatened lawsuits. If adversely decided, management believes the results of these pending or threatened lawsuits would not have a material adverse effect on the Company.

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

         As of June 5, 2003 the number of holders of record of the Company's Common Stock was approximately 431. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 2001 through March 2003 is as follows:

                                                               Common Stock
     Quarter Ended                                           High          Low

     June 30, 2001......................................     4.48         2.81
     September 30, 2001.................................     4.15         2.29
     December 31, 2001..................................     6.49         2.50
     March 31, 2002.....................................     6.31         2.70

     June 30, 2002......................................     3.97         2.99
     September 30, 2002.................................     3.46         2.94
     December 31, 2002..................................     3.00         1.90
     March 31, 2003.....................................     2.20         1.41

         The Company's Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. On May 27, 2003, the Company declared that, due to losses sustained in fiscal 2003, no common share dividend would be paid in fiscal 2004.

Item 6.  Selected Financial Data

The operations of MAS have been reclassified as discontinued operations for all years presented below.

(In thousands except per share data)

                                                                   Year Ended March 31,
                                              -------------------------------------------------------
                                                2003         2002       2001        2000       1999
                                              --------    --------    --------    --------   --------

Operating revenues ........................   $ 42,872    $ 59,603    $ 61,668    $ 49,546   $ 46,829

Earnings from continuing operations .......        366       2,016       1,418         102        663
(Loss) earnings
   from discontinued operations ...........     (1,590)       (738)       (129)        260       (140)

Net  (loss) earnings ......................     (1,224)      1,278       1,289         362        523

Basic (loss) earnings per share:
   Continuing operations ..................       0.13        0.74        0.52        0.04       0.25

   Discontinued operations ................      (0.58)      (0.27)      (0.05)       0.09      (0.06)
Total basic net (loss) earnings per share .      (0.45)       0.47        0.47        0.13       0.19

Diluted (loss) earnings per share:
   Continuing operations ..................       0.13        0.72        0.51        0.04       0.24
   Discontinued operations ................      (0.58)      (0.27)      (0.05)       0.09      (0.05)
Total diluted net (loss) earnings per share      (0.45)       0.45        0.46        0.13       0.19

Total assets ..............................     21,328      22,903      28,533      23,936     20,852

Long-term obligations, including
   current portion ........................      2,459       4,158       5,969       1,486      1,364

Stockholders' equity ......................      9,611      11,100      10,170       9,383      9,636


Average common shares outstanding-Basic ...      2,726       2,717       2,733       2,758      2,698

Average common shares outstanding-Diluted .      2,726       2,789       2,781       2,837      2,794


Dividend declared per common share (1) ....   $   0.12    $   0.15    $   0.10    $   0.08   $   0.14

Dividend paid per common share (1) ........   $   0.12    $   0.15    $   0.10    $   0.08   $   0.14

--------
(1) On May 27, 2003, the Company declared that, due to losses sustained in fiscal 2003, no common share dividend would be paid in fiscal 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's most significant component of revenue, which accounted for 69.5% of revenue in fiscal 2003, was generated through its air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA).

         MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $29,898,000 and $29,264,000 to the Company's revenues in fiscal 2003 and 2002, respectively. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

         Separate agreements cover the three types of aircraft operated by MAC and CSA--Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at March 31, 2003) are owned by and dry-leased from Federal Express Corporation (Customer), and Short Brothers SD3-30 aircraft (two aircraft at March 31, 2003) are owned by the Company and operated periodically under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

         Global manufactures, services and supports aircraft deicers and ground support equipment on a worldwide basis. Global's revenue contributed approximately $12,973,000 and $30,345,000 to the Company's revenues in fiscal 2003 and 2002, respectively. The decrease in revenues in 2003 was primarily due to decreased commercial and military equipment orders and the April 2002 completion of a large scale airport deicer system contract.

         During fiscal 2003, the Company decided to dispose of its aircraft component parts brokerage and repair services operation and accordingly, the Company's financial statements have been reclassified to reflect the results of MAS as a discontinued operation. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

         The Company's continuing operations operate in two business segments, providing overnight air cargo services to the air express delivery services and aviation ground support equipment products to passenger and cargo airlines and airports. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: air cargo and ground equipment in the accompanying consolidated financial statements.

         The following table summarizes the changes and trends in the Company's operating expenses for continuing operations as a percentage of revenue:

                                                 Fiscal Year Ended March 31,
                                          --------------------------------------
                                             2003          2002          2001
                                          ---------      --------     ---------

Operating revenue (in thousands) ..       $  42,872      $ 59,603     $  61,668

Expense as a percentage of revenue:
   Flight operations ..............           33.66%        24.20%        24.30%
   Maintenance ....................           24.09         16.70         16.20
   Ground equipment ...............           23.73         39.50         42.60
   General and administrative .....           16.08         13.20         12.10
   Depreciation and amortization ..            1.35          0.90          1.10
                                          ---------      --------     ---------
Total costs and expenses ..........           98.91%        94.50%        96.30%
                                          ---------      --------     ---------

Critical Accounting Policies and Estimates

         The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation, retirement benefit obligations, valuation of revenue recognized under the percentage of completion method and valuation of long-lived assets associated with the MAS operations. During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell MAS assets and to discontinue the operations of the Company's aviation service sector business. Following is a discussion of critical accounting policies and related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all significant accounting policies is included in Note 1 to our consolidated financial statements included elsewhere in this report.

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

         Inventories. The Company's parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories are based on assessment of slow-moving and obsolete inventories. Historical part usage, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, the retirement of aircraft or ground equipment and changes in the aviation industry.

         Deferred Taxes. Deferred tax assets and liabilities net of valuation allowance, if any, reflect the likelihood of the recoverability of these assets. Company judgement of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

         Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 6.5% discount rate. Values are affected by our outside actuary's estimates of the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension gain or loss recognized in other comprehensive income.

         Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts, certain labor service contracts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method. Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date, to estimated total cost for each contract or workorder; unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

         Valuation of Long-Lived Assets. The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" on April 1, 2002. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 for the MAS operations and has reflected the long-lived assets associated with the MAS subsidiary at management's best estimate of their fair value at March 31, 2003.

Seasonality

         Global's business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in January 2001 and March 2003 Global received additional large scale, non-seasonal, contracts which the Company believes contributed to management's plan to reduce seasonal fluctuation in revenues during fiscal 2003, 2002 and 2001. However, as these contracts are completed, seasonal trends for Global's business may resume. The remainder of the Company's business is not materially seasonal.


Results of Continuing Operations

         As discussed above, the operations of MAS have been reclassed as discontinued operations and, therefore, are not included in the Results of Continuing Operations discussed below.

         Fiscal 2003 vs. 2002

         Consolidated revenue from continuing operations decreased $16,731,000 (28.1%) to $42,872,000 for the fiscal year ended March 31, 2003 compared to the prior fiscal year. The decrease in 2003 revenue primarily resulted from a decrease in Global revenue of $17,372,000 (57.3%) to $12,973,000, partially offset by a $640,000 (3.9%) increase in air cargo revenue to $29,899,000 in fiscal 2003.

         The business of Global has been adversely affected by reduced orders from commercial airlines and aviation related companies, due principally to the continued severe downturn in the commercial aviation industry, which started in early 2001 and significantly increased after September 11, 2001. Although this business also derives a significant portion of its revenue from sale of products for military applications, certain military programs that use the Company's products have not been fully funded to date and the Company is uncertain as to the timing of such funding or the final decision to use Company products.

         Operating expenses from continuing operations decreased $13,915,000 (24.7%) to $42,407,000 for fiscal 2003 compared to fiscal 2002. The net decrease in operating expenses consisted of the following changes: cost of flight operations decreased $15,000 (0.1%) as a result of decreases in personnel cost and costs associated with pilot travel partially offset by increases in fuel and landing fees; maintenance expenses increased $350,000 (3.5%) primarily as a result of increases associated with contract service costs, partially offset by decreases in contract services related to the operations of MAC; ground equipment costs decreased $13,373,000 (56.8%), as a result of decreased sales at Global; depreciation and amortization increased $61,000 (11.8%) as a result of purchases of certain assets; general and administrative expense decrease of $968,000 (12.3%) primarily as a result of decreased profit sharing expense, staffing, contract labor, rent and related facilities cost, partially offset by increases in professional fees.

         On a continuing operations segment basis, the most significant impacts on the Company's operating results comparing the fiscal year ended March 31, 2003 to the prior period resulted from changes in the ground equipment operation at Global. In the fiscal year ended March 31, 2003, Global had operating income of $205,000 compared to prior period income of $3,335,000. Several factors contributed to the changes in Global's operating results. Global's current fiscal year operating income decreased compared to its prior fiscal year primarily due to completion of a large scale airport contract, lower sales volume on its U.S. Air Force contract and declines in commercial equipment orders. Operating income for the Company's overnight air cargo operations was $2,621,000 in the fiscal year ended March 31, 2003, an increase of 18.3% from $2,216,000 in the prior fiscal year. The increase primarily resulted from increased levels of aircraft maintenance revenue.

         Non-operating expense decreased a net $160,000 due to decreased current year interest expense related to decreased borrowing on the Company's line of credit, partially offset by an other than temporary impairment charge on marketable securities.

         Provision for income taxes decreased $1,006,000 (78.4%) primarily due to decreased earnings at Global. The provision for income taxes for the fiscal years ended March 31, 2003, 2002 and 2001 were different from the Federal statutory rates due to state tax provisions and a reduction in the Company's excise tax accrual due to a favorable tax ruling.

         Fiscal 2002 vs. 2001

         Consolidated revenue from continuing operations decreased $2,065,000 (3.4%) to $59,603,000 for the fiscal year ended March 31, 2002 compared to the prior fiscal year. The decrease in 2002 revenue primarily resulted from decreases in Global revenue of $1,061,000 (3.4%) to $30,345,000 and a $1,004,000
(3.3%) decrease in air cargo revenue to $29,258,000.

         Operating expenses decreased $3,103,000 (5.2%) to $56,322,000 for fiscal 2002 compared to fiscal 2001. The net decrease in operating expenses consisted of the following changes: cost of flight operations decreased $547,000 (3.7%) as a result of decreases in fuel, landing fees, and costs associated with pilot travel partially offset by increases in pilot and flight personnel costs; maintenance expenses decreased $29,000 (0.3%) due to lower outside maintenance and parts costs at MAC; ground equipment costs decreased $2,748,000 (10.5%), as a result of decreased sales at Global; depreciation and amortization decreased $162,000 (23.9%) as a result of certain assets becoming fully depreciated, or written off during fiscal 2002; the general and administrative expense increase of $384,000 (5.1%) is primarily the result of increases in general wages and benefits, insurance cost and staff expense.

         On a segment basis, the most significant impacts on the Company's operating results comparing the fiscal year ended March 31, 2002 to the prior period resulted from changes in the ground equipment operation at Global. In the fiscal year ended March 31, 2002, Global had operating income of $3,335,000 compared to prior period income of $2,049,000. Several factors contributed to the changes in Global's operating results. Global's fiscal year operating income increased compared to its prior fiscal year primarily due to commencement of a large scale airport contract and higher sales volume on its U.S. Air Force contract offsetting declines in commercial equipment orders. Operating income for the Company's overnight air cargo operations was $2,216,000 in the fiscal year ended March 31, 2002, a decrease of 10.5% from $2,476,000 in the prior fiscal year. The decrease resulted from decreased levels of aircraft maintenance.

         Non-operating expense decreased a net $109,000 due to decreased interest expense related in fiscal 2002 to decreased borrowing on the Company's line of credit.

         Provision for income taxes increased $548,000 (74.6%) due to changes in the effective tax rate. The provision for income taxes for the fiscal years ended March 31, 2003, 2002 and 2001 were different from the federal statutory rates due to state tax provisions and a reduction in the Company's excise tax accrual due to a favorable tax ruling.

Liquidity and Capital Resources

         As of March 31, 2003 the Company's working capital amounted to $9,585,000, a decrease of $1,636,000 compared to March 31, 2002. The net decrease primarily resulted from decreased inventory, partially offset by an increase in assets held for sale.

          On August 31, 2002 the Company amended its bank financing line to a $7,000,000 credit facility. Under the terms of the agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2004.

         The credit facility contains customary events of default, a subjective clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of March 31, 2003, the Company was in compliance with all of the restrictive covenants.

         The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

         Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 2003 was 1.33%. At March 31, 2003 and 2002, the amounts outstanding against the line were $2,217,000 and $3,860,000, respectively. At March 31, 2003, an additional $2,199,000 was available under the terms of the credit facility.

         The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

         The Company has classified the $2,217,000 outstanding balance on its credit line as of March 31, 2003 as long-term to reflect the terms included under the amendment signed on August 31, 2002.

         The following table of material debt and lease commitments at March 31, 2003 summarizes the effect these obligations are expected to have on the Company's cash flow in the future periods.

Contractual Obligations     Total          2004         2005         2006         2007          2008
-----------------------     -----          ----         ----         ----         ----          ----
Long-term bank debt       $2,217,000   $     --     $2,217,000   $     --     $     --     $     --
Operating leases ..        2,356,000      698,000      680,000      685,000      272,000       21,000
Capital leases ....           98,000       46,000       39,000       13,000         --           --
                          ----------   ----------   ----------   ----------   ----------   ----------
Total .............       $4,671,000   $  744,000   $2,936,000   $  698,000   $  272,000   $   21,000
                          ----------   ----------   ----------   ----------   ----------   ----------


         The respective years ended March 31, 2003, 2002 and 2001 resulted in the following changes in cash flow: operating activities provided $2,317,000 and $2,890,000, respectively in 2003 and 2002 and used $1,129,000 in 2001. Investing activities used $278,000, $657,000 and $227,000, respectively, in 2003, 2002 and
2001 and financing activities used $1,991,000 and $2,300,000, respectively, in 2003 and 2002 and provided $1,310,000 in 2001. Net cash increased $48,000 in 2003 and decreased $66,000 and $47,000, respectively, in 2002 and 2001.

         Cash provided by operating activities was $573,000 less for the year ended March 31, 2003, compared to 2002 principally due to decreases in earnings from continuing operations and inventory, partially offset by increases in accounts payable. Cash used in investing activities for the year ended March 31, 2003 was approximately $379,000 less than 2002, principally due to decreased capital expenditures and proceeds from sale of assets. Cash used in financing activities was $309,000 less in 2003 compared to 2002 principally due to changes relating to borrowings under the line of credit.

         During the fiscal year ended March 31, 2003 the Company repurchased none of its common stock .

         There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. The Company paid a $0.12 per share cash dividend in June 2002 and on May 27, 2003, the Company declared that, due to losses sustained in fiscal 2003, no common share dividend would be paid fiscal 2004.

 Deferred Retirement Obligation

         Contractual death benefits for the Company's former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years.

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

Outlook

         The Company believes its ground support equipment order declines were largely the result of the economic downturn and effects of the September 11, 2001 terrorist attacks which particularly impacted the aviation sector of the economy. The Company's current forecast for fiscal 2004 suggests that the commercial aviation market will grow at a rate that is substantially less than the rest of the economy. Increased military and Homeland Security budgets, and pending funding approvals, may help offset the expected lower than normal order levels from commercial customers.

         Given the uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment.

         As stated above, during the fourth quarter of fiscal 2003, Company management agreed to a plan to sell MAS assets and to discontinue the operations of the Company's aviation service sector business. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

         Based on the current general economic and industry outlook and cost cutting measures implemented over the past twelve months, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through 2004. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable.

         Actual results for fiscal 2004 will depend upon a number of factors beyond the Company's control, including, in part, the timing, speed and magnitude of the economic recovery, military funding and commercial aviation capital spending.

Forward Looking Statements

         Certain statements in this Report, including those contained in "Outlook," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "depends" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

   Economic conditions in the Company's markets;
   The continuing impact of the events of September 11, 2001, or any subsequent terrorist activities;
   The Company's ability to manage its cost structure for capital expenditures and operating expenses and match them to shifting customer volume levels; Market acceptance of the Company's new commercial and military equipment and services.
   Competition from other providers of similar equipment and services;
   Changes in government regulation and technology
   Mild winter weather conditions reducing the demand for deicing equipment

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

         During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5% respectively. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration of $58,750, the fair-market-value termination fee as of that date. The fair value of the remaining swap decreased by $56,000 from a liability of $73,000 as of March 31, 2002 to a liability of $129,000 as of March 31, 2003. The Company assesses the effectiveness of the swap using the hypothetical derivative method and has determined that it qualifies as an effective hedge under SFAS No. 133 at March 31, 2003 and 2002.

Recent Accounting Pronouncements

         On June 29, 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that neither of these recently accounting standards impacted the Company's financial position and results of operations.

         The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Upon adoption the Company does not expect it to have a material effect on the Company's financial position and results of operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the current fiscal year. The effect of the adoption of SFAS No. 144 on management's plan to discontinue the operations of MAS is reflected in the Company's consolidated statements of financial position and results of operations and is detailed in Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. The statement also amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the statement makes certain technical corrections, which the FASB deemed to be nonsubstantive, to a number of existing accounting pronouncements. The rescission of SFAS No. 4, 44, and 64 is effective for the Company in fiscal 2004. The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. This statement did not have an effect on the Company's consolidated statements of financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, or a disposal activity covered by SFAS No. 144. The adoption of this statement did not have an effect on the Company's financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect the Company's financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has evaluated all of its guarantees under the provisions of FIN 45 and does not believe the effect of its adoption on its financial position and results of operations will be material.

         The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of March 31, 2003 the Company's warranty reserve amounted to $116,000.

Product warranty reserve activity during fiscal 2003 is as follows:

         Balance at 3/31/02                          $119,000
           Additions to reserve                        199,000
           Use of reserve                            (202,000)
                                                     ---------
         Balance at 3/31/03                          $116,000
                                                     --------

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles Bulletin No. 25, SFAS No. 148 has no impact on the Company's consolidated statement of operations for 2003. However, the disclosure provisions of SFAS No. 148 are reflected in the accompanying notes to the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. This Interpretation also applies, beginning July 1, 2003, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company has determined that the adoption of FIN 46 will not have an impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company in fiscal year 2004. The Company is in the process of evaluating the impact of adopting SFAS No. 150 and has not yet determined the effect of its adoption on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not hold or issue derivative financial instruments for trading purposes. As of March 31, 2003 the Company had outstanding one interest rate swap agreement to reduce its exposure to the fluctuations of LIBOR-based variable interest rates. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at March 31, 2003, annual interest expense would have increased by approximately $22,000.

Item 8.  Financial Statements and Supplementary Data.




INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Air T, Inc.
Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company has presented the results of its aviation service business in loss from discontinued operations in the accompanying consolidated financial statements as a result of the decision to discontinue these operations and sell substantially all of the related assets of the aviation service business.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Charlotte, North Carolina


June 19, 2003

                          AIR T, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Year Ended March 31,
                                                   -------------------------------------------------------------------
                                                          2003                    2002                    2001
                                                   -------------------     -------------------     -------------------
Operating Revenues (Note 11):
  Cargo                                           $   19,688,555            $ 19,891,562          $   20,344,612
  Maintenance                                         10,210,285               9,366,524               9,917,749
  Ground equipment                                    12,972,887              30,344,889              31,405,711
                                                  ------------------      -------------------     -------------------
                                                      42,871,727              59,602,975              61,668,072
                                                  ------------------      -------------------     -------------------
Operating Expenses:
  Flight                                              14,432,941              14,418,205              14,965,001
  Maintenance                                         10,328,867               9,978,664              10,007,942
  Ground equipment                                    10,174,888              23,547,474              26,295,686
  General and administrative                           6,892,795               7,861,010               7,477,345
  Depreciation and amortization                          577,716                 516,952                 679,335
                                                  ------------------      -------------------     -------------------
                                                      42,407,207              56,322,305              59,425,309
                                                  ------------------      -------------------     -------------------

  Operating Income                                       464,520               3,280,670               2,242,763

Non-operating Expense (Income):
    Interest                                             (30,728)                288,761                 346,592
  Deferred retirement expense (Note 13)                   21,000                  88,078                  24,996
  Investment income                                      (90,003)               (115,562)               (114,467)
  Cash surrender value of life insurance                (164,000)               (164,000)                (95,457)
  Other                                                   84,636                (115,942)                (71,222)
                                                  ------------------      -------------------     -------------------
                                                        (179,095)                (18,665)                 90,442
                                                  ------------------      -------------------     -------------------
  Earnings From Continuing Operations
    Before Income Taxes                                  643,615               3,299,335               2,152,321

Income Taxes (Note 12)                                   277,249               1,282,827                 734,779
                                                   -------------------     -------------------     -------------------
Earnings From Continuing Operations                      366,366               2,016,508               1,417,542
                                                   -------------------     -------------------     -------------------
Loss From Discontinued Operations,
   net of Income Taxes (Note 10)                      (1,590,577)               (738,009)               (128,617)
                                                   -------------------     -------------------     -------------------
Net (Loss) Earnings                                $  (1,224,211)          $   1,278,499           $   1,288,925
                                                   ===================     ===================     ===================

Basic (Loss) Earnings Per Share (Note 14):
    Continuing Operations                                $ 0.13                  $ 0.74                  $ 0.52
    Discontinued Operations                               (0.58)                  (0.27)                  (0.05)
                                                   -------------------     -------------------     -------------------
Total Basic Net (Loss) Earnings Per Share                $(0.45)                 $ 0.47                  $ 0.47
                                                   ===================     ===================     ===================

Diluted (Loss) Earnings Per Share (Note 14):
    Continuing Operations                                $ 0.13                  $ 0.72                  $ 0.51
    Discontinued Operations                               (0.58)                  (0.27)                  (0.05)
                                                   -------------------     -------------------     -------------------
Total Diluted Net (Loss) Earnings Per Share             $ (0.45)                 $ 0.45                  $ 0.46
                                                   ===================     ===================     ===================

Weighted Average Shares Outstanding:
    Basic                                              2,726,320               2,716,823               2,733,428
    Diluted                                            2,726,320               2,788,700               2,780,732



See notes to consolidated financial statements.

                          AIR T, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                    March 31,
                                                             -------------------------
                                                               2003             2002
                                                             -----------   -----------

ASSETS (Note 6)

Current Assets:
    Cash and cash equivalents .........................   $     79,715    $     31,770
    Marketable securities (Note 2) ....................      1,057,042         982,028
    Accounts receivable, less allowance for
         doubtful accounts of $449,358 in 2003 and
         $455,805 in 2002 .............................      6,239,144       5,875,754
  Costs and estimated earnings in excess of billings on
        uncompleted contracts (Note 4) ................           --            14,320
    Inventories (Notes 3 and 10) ......................      6,275,288       9,907,430
    Assets held for sale (Note 10) ....................      1,950,000            --
    Deferred tax asset (Note 12) ......................      1,036,998         727,665
    Prepaid expenses and other ........................        129,029         188,245
                                                          ------------    ------------
      Total Current Assets ............................     16,767,216      17,727,212
                                                          ============    ============


Property and Equipment (Notes 1 and 10):
    Furniture, fixtures and improvements ..............      5,609,003       7,210,133
    Flight equipment and rotables inventory ...........      1,483,029       1,329,153
                                                          ------------    ------------
                                                             7,092,032       8,539,286
    Less accumulated depreciation .....................     (4,788,779)     (5,020,238)
                                                          ------------    ------------
    Property and equipment, net .......................      2,303,253       3,519,048

Deferred Tax Asset (Note 12) ..........................      1,096,883         568,186
Intangible Pension Asset (Note 13) ....................        219,862         290,862
Other Assets ..........................................        940,479         797,454
                                                          ------------    ------------
     Total Assets                                         $ 21,327,693    $ 22,902,762
                                                          ============    ============




See notes to consolidated financial statements.

                          AIR T, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                       March 31,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable .....................................   $  4,436,291    $  3,543,568
    Accrued expenses (Note 5) ............................      1,691,341       1,915,605
    Billings in excess of costs and estimated earnings
       on uncompleted contracts (Note 4) .................        760,979            --
    Income taxes payable (Note 12) .......................        180,278         355,195
    Current portion of long-term obligations (Notes 6 & 7)        113,130         691,812
                                                             ------------    ------------
       Total Current Liabilities .........................      7,182,019       6,506,180
                                                             ------------    ------------

Capital Lease Obligations (less current
    portion) (Note 7) ....................................         50,070          87,718
Long-term Debt (Note 6) ..................................      2,345,910       3,378,934
Deferred Retirement Obligations (less current
    portion) (Note 13) ...................................      2,138,712       1,830,205

Stockholders' Equity (Note 9):
   Preferred stock, $1 par value, authorized
        50,000 shares, none issued .......................           --              --
   Common stock, par value $.25; authorized
        4,000,000 shares; 2,726,320 and
        2,724,320 shares issued and outstanding
        in 2003 and 2002, respectively ...................        681,580         681,080
   Additional paid in capital ............................      6,863,898       6,858,898
   Retained earnings .....................................      2,529,556       4,079,621
   Accumulated other comprehensive loss ..................       (464,052)       (519,874)
                                                             ------------    ------------
       Total Stockholders' Equity ........................      9,610,982      11,099,725
                                                             ------------    ------------
        Total Liabilities and Stockholders' Equity .......   $ 21,327,693    $ 22,902,762
                                                             ============    ============


See notes to consolidated financial statements.

                                           AIR T, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended March 31,
                                                                   -------------------------------------------
                                                                        2003           2002            2001
                                                                        ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings ...........................................   $(1,224,211)   $ 1,278,499    $ 1,288,925
   Adjustments to reconcile net (loss) earnings to net cash
   provided by (used in) operating activities:
     Change in accounts receivable and inventory reserves ........      (432,187)       616,049        172,844
     Depreciation and amortization ...............................       748,912        666,389        826,018
     Deferred tax provision ......................................      (838,030)      (283,805)      (252,395)
     Other-than-temporary impairment charge on securities ........       161,000           --             --
     Net periodic pension cost ...................................       276,283        253,609        240,385
     Impairment charge on discontinued operations ................     1,655,895           --             --
     Changes in assets and liabilities which provided (used) cash:
        Accounts receivable ......................................      (356,943)     4,921,831     (3,133,354)
        Inventories ..............................................     1,195,955        291,324     (1,834,225)
        Prepaid expenses and other ...............................       (69,489)        58,495        (49,547)
        Accounts payable .........................................       892,723     (5,336,060)     1,361,988
        Accrued expenses .........................................      (279,040)       356,793        432,626
        Billings in excess of costs and estimated earnings on
            uncompleted contracts ................................       760,979           --             --
        Income taxes payable .....................................      (174,917)        67,349       (182,401)
                                                                     -----------    -----------    -----------
          Total adjustments ......................................     3,541,141      1,611,974     (2,418,061)
                                                                     -----------    -----------    -----------
   Net cash provided by (used in) operating activities ...........     2,316,930      2,890,473     (1,129,136)
                                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets .............................       140,000         50,000         30,581
  Capital expenditures ...........................................       134,005       (720,428)      (720,545)
  Sale and maturity of marketable securities .....................          --           13,496        462,617
                                                                     -----------    -----------    -----------
  Net cash provided by (used in) investing activities ............       274,005       (656,932)      (227,347)
                                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings on line of credit ..................    (1,370,630)    (1,479,100)     1,740,910
  Repayment of term loan .........................................      (300,000)      (450,000)          --
  Payment of cash dividend .......................................      (325,854)      (405,520)      (274,858)
  Repurchase of common stock .....................................          --          (42,785)      (186,783)
  Proceeds from excercise of stock options .......................         5,500         77,835         30,500
                                                                     -----------    -----------    -----------
                                                                      (1,990,984)    (2,299,570)     1,309,769
                                                                     -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............        47,945        (66,029)       (46,714)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................        31,770         97,799        144,513
                                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........................   $    79,715    $    31,770    $    97,799
                                                                     -----------    -----------    -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
       ACTIVITIES:
  Capital leases entered into during fiscal year .................   $      --      $    24,581    $   138,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest ....................................................   $   368,670    $   609,912    $   722,885
     Income taxes ................................................       274,587      1,039,595      1,091,684

See notes to consolidated financial statements.

                          AIR T, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                                                                   Accumulated
                                          Common Stock (Note 9)        Additional                     Other           Total
                                                                        Paid-In       Retained    Comprehensive    Stockholders'
                                          Shares         Amount         Capital       Earnings    Income (Loss)       Equity
                                          ------         ------         -------       --------    -------------       ------

Balance, March 31, 2000                  2,740,353     $ 684,416     $ 6,976,795    $ 2,192,574   $ (597,904)    $ 9,255,881

Comprehensive Income:
    Net earnings                                                                      1,288,925
Other Comprehensive income (loss):
    Unrealized gain on securities                                                                     74,980
    Pension liability adjustment                                                                     (18,331)
Total Comprehensive Income                                                                                          1,345,574
Repurchase and retirement
    of common stock                        (61,200)      (14,628)       (172,155)          -              -          (186,783)
Exercise of stock options                   26,000         6,500          24,000                                        30,500
Cash dividend ($0.10 per share)                -             -               -         (274,857)          -           (274,857)
                                         ---------       -------       ---------      ---------      --------       ----------
Balance, March 31, 2001                  2,705,153       676,288       6,828,640      3,206,642      (541,255)      10,170,315


Comprehensive Income:
    Net earnings                                                                      1,278,499
Other Comprehensive income (loss):
    Unrealized gain on securities                                                                     119,690
    Pension liability adjustment                                                                       20,691
    Change in fair value of
    derivatives                                                                                      (119,000)
Total Comprehensive Income                                                                                           1,299,880
Repurchase and retirement
    of common stock                        (13,500)       (3,375)        (39,410)          -                -          (42,785)
Exercise of stock options                   32,667         8,167          69,668                                        77,835
Cash dividend ($0.15 per share)                 -          -                -          (405,520)            -         (405,520)
                                         ---------       -------       ---------      ---------      --------       ----------
Balance, March 31, 2002                  2,724,320       681,080       6,858,898      4,079,621      (519,874)      11,099,725

Comprehensive Loss:
    Net loss                                                                         (1,224,211)
Other Comprehensive income (loss):
    Other than temporary impairment
        charge on securities                                                                          161,000
    Unrealized gain on securities                                                                      74,098
   Pension liability adjustment                                                                      (158,000)
   Change in fair value of derivatives                                                                (21,276)
Total Comprehensive Loss
                                                                                                                   (1,168,389)
Exercise of stock options                    2,000           500           5,000                                        5,500
Cash dividend ($0.12 per share)                 -              -              -        (325,854)           -         (325,854)
                                         ---------       -------       ---------      ---------      --------       ----------
Balance, March 31, 2003                  2,726,320     $ 681,580     $ 6,863,898     $ 2,529,556    $ (464,052)   $  9,610,982
                                       ===========   ==============  =============  ==============  ============  ==============



See notes to consolidated financial statements.

                          AIR T, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 2002, 2001, AND 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principal Business Activities - Air T, Inc. (Company), through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight and a manufacturer of aircraft ground service equipment. In the fourth quarter of 2003 management committed to a plan to discontinue the operations of the aviation services sector of its business. See Note 10 Discontinued Operations.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain Air Cargo, Inc., CSA Air, Inc., Mountain Aircraft Services, LLC (MAS) and Global Ground Support, LLC (Global). All significant intercompany transactions and balances have been eliminated.

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

         Marketable Securities - Marketable securities consists primarily of investments in mutual funds and preferred stocks. The Company has classified marketable securities as available-for-sale and they are carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price.

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

         Property and Equipment - Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments. Rotables inventory represents aircraft parts which are repairable, capitalized and depreciated over their estimated useful lives. Depreciation and amortization are provided on a straight-line basis over the shorter of the asset's service life or related lease term, as follows:

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

         As the Company uses the intrinsic method no compensation cost has been included in the accompanying financial statements. Had compensation cost for the Company's stock-based compensation awards been determined at the grant dates based on the fair market value method described in FASB Statement No. 123, "Accounting for Stock-Based Compensation", compensation cost, net of taxes, would have increased $46,000 and $49,000, respectively in fiscal 2002 and 2001. The Company's pro-forma net (loss) income would have been $(1,224,211), or $(0.45) per diluted share, $1,232,623, or $0.44 per diluted share and $1,240,350, or $0.45 per diluted share, respectively, for 2003, 2002 and 2001.

         Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accrued expenses, and long-term debt approximate their fair value at March 31, 2003 and 2002 because of their relatively short maturity or their variable interest nature.

         Income Taxes - Income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the asset and liability method. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

         Accounting Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, inventory reserves, intangible pension asset, deferred retirement obligations, revenue recognized under the percentage of completion method and valuation of long-lived assets.

         Derivative Financial Instruments -As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company recognizes all derivatives as either assets or liabilities in the consolidated statement of financial position and measures those instruments at fair value.

         The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

         Recent Accounting Pronouncements - On June 29, 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that neither of these recently accounting standards impacted the Company's financial position and results of operations.

         The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Upon adoption the Company does not expect it to have a material effect on the Company's financial position and results of operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the current fiscal year. The effect of the adoption of SFAS No. 144 on management's plan to discontinue the operations of MAS is reflected in the Company's consolidated statements of financial position and results of operations and is detailed in Note 10 Discontinued Operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. The statement also amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the statement makes certain technical corrections, which the FASB deemed to be nonsubstantive, to a number of existing accounting pronouncements. The rescission of SFAS No. 4, 44, and 64 is effective for the Company in fiscal 2004. The amendments of SFAS No. 13 is effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. This statement did not have an effect on the Company's consolidated statements of financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, or a disposal activity covered by SFAS No. 144. The adoption of this statement did not have an effect on the Company's financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect the Company's financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has evaluated all of its guarantees under the provisions of FIN 45 and does not believe the effect of its adoption on its financial position and results of operations will be material.

         The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of March 31, 2003 the Company's warranty reserve amounted to $116,000.

         Product warranty reserve activity during fiscal 2003 is as follows:

         Balance at 3/31/01                          $211,000
           Additions to reserve                       147,000
           Use of reserve                            (239,000)
                                                     ---------
         Balance at 3/31/02                           119,000
           Additions to reserve                       199,000
           Use of reserve                            (202,000)
                                                     ---------
         Balance at 3/31/03                          $116,000
                                                     ---------

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles bulletin No. 25, SFAS No. 148 has no impact on the Company's consolidated statement of operations for 2003. However, the disclosure provisions of SFAS No. 148 are reflected in the accompanying notes to the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. This Interpretation also applies, beginning July 1, 2003, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company has determined that the adoption of FIN 46 will not have an impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company in fiscal year 2004. The Company is in the process of evaluating the impact of adopting SFAS No. 150 and has not yet determined the effect of its adoption on its financial position and results of operations.

         Reclassifications - Certain reclassifications have been made to 2002 and 2001 amounts to conform to the current year presentation.

2.       MARKETABLE SECURITIES

         Marketable securities consist of the following investment types:

                                                       March 31,
                                           -----------------------------------
                                                2003                2002
                                                ----                ----
              Preferred stocks                  $  313,600         $  242,200
              Mutual funds                         743,442            739,828
                                           ----------------    ---------------
              Total                            $ 1,057,042          $ 982,028
                                           ================    ===============

         An other-than-temporary impairment charge of $161,000 was recorded in the consolidated statement of operations in the year ended March, 31, 2003.

3.       INVENTORIES

         Inventories consist of the following:
                                                             March 31,
                                                   ----------------------------
                                                        2003           2002
                                                        ----           ----
             Aircraft parts and supplies           $  2,088,315   $  5,373,398
             Aircraft equipment manufacturing:
               Raw materials                          2,595,448      2,777,175
               Work in process                          745,409        914,730
               Finished goods                         1,940,077      1,432,332
                                                   -------------- -------------
               Total inventory                        7,369,249     10,497,635
               Reserves                              (1,093,961)      (590,205)
                                                   -------------- -------------
               Total, net of reserves              $  6,275,288   $  9,907,430
                                                   ============== =============

4.       UNCOMPLETED CONTRACTS

         Overhaul contracts in process accounted for under the percentage of completion method are summarized as follows:

                                                                March 31,
                                                        ------------------------
                                                              2003        2002
                                                        ------------- ----------
              Costs incurred on uncompleted contracts   $    532,479    $  6,337
              Estimated earnings                             271,126       7,983
                                                        ------------  ----------
              Total                                          803,605      14,320
              Less billings to date                        1,564,584          -
                                                        ------------  ----------
              Net (over) under billings                 $   (760,979)   $ 14,320
                                                        ============  ==========

5.       ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                            March 31,
                                                      2003          2002
                                                      ----          ----
           Salaries, wages and related items      $    819,848   $    613,671
           Profit sharing                               81,000       556,363
           Health insurance                            305,834        305,834
           Professional fees                           223,922        199,524
           Warranty reserves                           116,000        119,000
           Other                                       144,737        121,212
                                                   ------------   ------------

           Total                                  $  1,691,341    $  1,915,605
                                                   ===========    ============

6.       FINANCING ARRANGEMENTS


         On August 31, 2002 the Company amended its bank financing line to a $7,000,000 credit facility. Under the terms of the amended agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2004.

         The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of March 31, 2003, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

         Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 2003 was 1.33%. At March 31, 2003 and 2002, the amounts outstanding against the line were $2,217,000 and $3,860,000, respectively. At March 31, 2003, $2,199,000 was available under the terms of the credit facility.

         The Company has classified its outstanding bank debt of $2,217,000 as long-term as of March 31, 2003, to reflect the terms included under the agreement signed on August 31, 2002. See Note 8 for derivative financial instruments associated with the bank financing line of credit.

         During fiscal 2003 Air T, Inc. had guaranteed a $215,000 contractual obligation of its Global subsidiary; subsequent to fiscal year-end, the guarantee was released.

7.       LEASE COMMITMENTS

         The Company has operating lease commitments for office equipment and its office and maintenance facilities as well as capital leases for certain office and other equipment. The Company leases its corporate offices from a company controlled by Company officers for $9,155 per month under a five-year lease, which expires in May 2006. Subsequent to fiscal year-end 2003 the Company leased additional office space under similar terms of agreement for $2,100 per month.

         In August 1996, the Company relocated certain portions of its maintenance operations to a new maintenance facility located at the Global TransPark in Kinston, N. C. Under the terms of the long-term facility lease, after an 18 month grace period (from date of occupancy), rent will escalate from $2.25 per square foot to $5.90 per square foot, per year, over the 21.5 year life of the lease. However, based on the occurrence of certain events the lease may be canceled by the Company. The Company currently considers the lease to be non-cancelable for eight and one-half years and has calculated rent expense on a straight-line basis over this portion of the lease term.

         In August 1997 Global, located in Olathe, Kansas, leased approximately 57,000 square feet of manufacturing space for $17,030 per month, under a two-year operating lease originally set to expire in September 1999. In September 1998, the lease was expanded to 112,500 square feet of manufacturing and office space for $35,903 per month expiring August 2001.

         In April 2001 the lease was renewed through August 2006; monthly rental will increase from $28,967 to $30,842 over the life of the lease, based on increases in the Consumer Price Index.

         At March 31, 2003, future minimum annual lease payments under capital and non-cancellable operating leases with initial or remaining terms of more than one year are as follows:

                                     Capital       Operating
                                      Leases         Leases
                                   -----------    -----------
2004                               $   46,124      698,371
2005                                   38,703      679,811
2006                                   13,115      685,434
2007                                               271,437
2008                                     --         21,132
                                    ----------   ----------
Total minimum lease payments ....       97,942   $2,356,185
                                                 ==========
Less amount representing interest        8,537
                                    ----------
Present value of lease payments .       89,405
Less current maturities .........       39,335
                                    ----------
Long-term maturities ............   $   50,070
                                    ==========


         Rent expense for operating leases totaled approximately $713,000, $759,000, and $819,000 for 2003, 2002 and 2001, respectively. Rent expense, included above, to related parties was $109,860 for both 2003 and 2002 and $96,900 for 2001.

8.       DERIVATIVE FINANCIAL INSTRUMENTS

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

         During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5% respectively. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. The fair value of the remaining swap decreased by $56,000 from a liability of $73,000 at March 31, 2002, to a liability of $129,000 as of March 31, 2003. This liability is included in long-term debt on the consolidated balance sheets. The Company assesses the effectiveness of the swap using the hypothetical derivative method and has determined that it qualifies as an effective hedge at March 31, 2003 and 2002 under SFAS No. 133.

9.       STOCKHOLDERS' EQUITY

         The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 2003.

         The Company has granted options to purchase up to a total of 64,000 shares of common stock to certain Company employees and outside directors at prices of $3.19 and $6.38 per share. As of March 31, 2003, 301,000 shares remain available for future issuance. All options were granted at exercise prices which approximated the fair market value of the common stock on the date of grant. Options granted in fiscal 1999 and 2000 are fully vested and must be exercised within five to nine years of the vesting date.

         The following table summarizes information about stock options at March 31, 2003:

                  Options Outstanding                                               Options Exercisable
               --------------------------------------------------------------    ------------------------
                                               Weighted
                                                Average        Weighted                    Weighted
     Option                                    Remaining       Average                      Average
     Grant      Exercise        Options       Contractual      Exercise       Options      Exercise
      Date       Price        Outstanding    Life (Years)       Price       Exercisable      Price
      ----       -----        -----------    ------------       -----       -----------     ------
    1/28/00      $ 3.19             59,000       1.8           $3.19          59,000        $3.19
    8/13/98        6.38              5,000       5.4            6.38           5,000         6.38
                             -------------                                  ----------
            $3.19 and 6.38          64,000       2.1           $3.44          64,000       $ 3.44
                             =============                                  ==========

         Option information is summarized as follows:

                                                         Weighted Average
                                                        Exercise Price Per
                                                       --------------------
                                           Shares             Share
         Outstanding March 31, 2000       285,200              2.77
            Exercised                     (26,000)             1.17
                                        -------------  ---------------------
         Outstanding March 31, 2001       259,200              2.93
            Exercised                     (32,667)             2.75
                                        -------------  ---------------------
         Outstanding March 31, 2002       226,533              3.00
            Exercised                      (2,000)             2.75
            Expired                      (160,533)             2.83
                                        -------------  ---------------------
         Outstanding March 31, 2003         64,000             3.44
                                        -------------  ---------------------

         The fair value of options granted in fiscal 2000 and 1999, was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below. No options were granted in fiscal 2002 or 2001.

                                                                2000      1999
                                                                ----      ----
          Weighted average fair value per option               $ 1.62    $ 1.15
          Assumptions used:
             Weighted average expected volatility               65.1%     61.0%
             Weighted average expected dividend yield            2.4%      2.2%
             Weighted average risk-free interest rate            6.59%     5.70%
             Weighted average expected life, in years            4.6       3.0

         The Company measures stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Had compensation cost for the Company's stock-based compensation awards been determined at the grant dates based on the fair market value method described in FASB Statement No. 123, "Accounting for Stock-Based Compensation", compensation cost, net of taxes, would have increased $46,000 and $49,000, respectively in fiscal 2002 and 2001. The Company's pro-forma net (loss) income would have been $(1,224,211), or $(0.45) per diluted share, $1,232,623, or $0.44 per diluted share and $1,240,350, or $0.45 per diluted share, respectively, for 2003, 2002 and 2001.

         During fiscal 2003 the Company suspended its stock repurchase program. No common shares were repurchased in fiscal 2003. Through March 31, 2003 the Company had repurchased and retired a total of 789,780 shares at a total cost of $3,257,622.

10.     DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2003, Company management, in order to focus its resources on core operations, agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company's aviation service sector business. Accordingly, the accompanying consolidated financial statements reflect the MAS assets as held for sale and reclassify the net operations of MAS as discontinued operations, net of tax, for all periods presented. The Company entered into a letter of intent on June 19, 2003 to sell the business operations of MAS.

A summary of the assets held for sale at March 31, 2003 is as follows:

                                              2003              2002
Inventory                                   $ 1,900,000                 -
Property, plant and equipment                    50,000                 -
                                         ---------------   ---------------
Assets held for sale                        $ 1,950,000                 -
                                         ===============   ===============


A summary of the operating results of the discontinued operations is as follows:

                             2003             2002            2001
Revenue                     $ 5,977,697     $ 11,355,128     $ 8,577,801
Operating earnings (loss)      (942,110)        (904,911)        274,336
Loss before income taxes     (2,598,005)      (1,190,337)       (207,446)
Income tax benefit              949,428          452,328          78,829
                          --------------  ---------------  --------------
Net loss                   $ (1,648,577)      $ (738,009)     $ (128,617)
                          --------------  ---------------  --------------


The loss before income taxes on discontinued operations as of March 31, 2003, which totaled $2,598,005, was comprised of a $942,110 loss from operations and $1,655,895 impairment charge recorded to write down MAS assets to their estimated fair value.

11.     REVENUES FROM MAJOR CUSTOMER

     Approximately 69.5%, 41.2% and 43.1% of the Company's revenues were derived from services performed for a major air express company in 2003, 2002 and 2001, respectively. In addition, approximately 19.9%, 22.9% and 13.9% of the Company's revenues for 2003, 2002 and 2001 respectively, were generated from Global's US Air Force contract.

12.     INCOME TAXES

     The provision for income taxes consists of:


                             Year Ended March 31,  2003
                   --------------------------------------------
                      Discontinued   Continued
                       Operations    Operations        Total
Current:
Federal .........   $  (226,000)   $   278,000    $    42,000
State ...........          --           56,000         66,000
                       --------        -------        -------
   Total current       (226,000)       334,000        108,000
Deferred:
Federal .........      (582,000)      (102,000)      (684,000)
State ...........      (199,000)        45,000       (154,000)
                       --------        -------        -------
   Total deferred      (781,000)       (57,000)      (838,000)
                       --------        -------        -------
Total ...........   $(1,007,000)   $   277,000    $  (730,000)


                             Year Ended March 31,  2002
                   --------------------------------------------
                      Discontinued   Continued
                       Operations    Operations        Total
Current:
Federal .........   $  (293,000)   $ 1,209,000    $   916,000
State ...........       (65,000)       264,000        199,000
                       --------        -------        -------
   Total current       (358,000)     1,473,000      1,115,000
Deferred:
Federal .........       (77,000)      (137,000)      (214,000)
State ...........       (17,000)       (53,000)       (70,000)
                       --------        -------        -------
   Total deferred       (94,000)      (190,000)      (284,000)
                       --------        -------        -------
Total ...........   $  (452,000)   $ 1,283,000    $   831,000

                             Year Ended March 31,  2002
                   --------------------------------------------
                      Discontinued   Continued
                       Operations    Operations        Total
Current:
Federal .........   $ (55,000)      $ 785,000    $ 730,000
State ...........     (12,000)        190,000      178,000
   Total current      (67,000)        975,000      908,000
Deferred:
Federal .........     (10,000)       (197,000)    (207,000)
State ...........      (2,000)        (43,000)     (45,000)
   Total deferred     (12,000)       (240,000)    (252,000)

Total ...........   $ (79,000)      $ 735,000    $ 656,000


     The income tax provision for continuing operations was different from the amount computed using the statutory Federal income tax rate for the following reasons:

                                                   2003          2002            2001

Income tax provision at U.S. Statutory rate    $   219,000    $ 1,122,000    $   732,000
State income taxes .........................        31,000        154,000         99,000
Meal and entertainment disallowance ........        15,000         23,000         18,000
Other, net .................................       (71,000)       (16,000)        23,000
Change in valuation allowance ..............        83,000           --         (137,000)
                                               -----------    -----------    -----------
Income tax provision .......................   $   277,000    $ 1,283,000    $   735,000
                                               -----------    -----------    -----------


                                      2003           2002
Book accruals over tax, net:
Warranty reserve ...........   $    46,864    $    47,742
Accounts receivable reserve        174,523        177,008
Inventory reserve ..........       422,269        227,937
Accrued insurance ..........       (32,846)        (7,103)
Accrued vacation ...........        94,290         86,879
Deferred compensation ......       658,559        565,097
Other ......................       326,071        198,277
Fixed assets ...............       (88,124)            14
MAS discontinued operations        545,705           --
State loss carry forward ...        70,000           --
Valuation allowance ........       (83,430)          --
                               -----------    -----------
Total ......................   $ 2,133,881    $ 1,295,851
                               -----------    -----------

     The deferred tax items are reported on a net current and noncurrent basis in the accompanying 2003 and 2002 consolidated balance sheets according to the classification of the related asset and liability.

     The Company has state net operating loss carryforwards as of March 31, 2003 with a tax effected amount of approximately $70,000. The state loss carryforwards will expire in varying periods through March 2023.

At March 31, 2003 the Company had deferred tax assets of $21,853 for capital loss carryforwards and $61,577 for unrealized capital losses. The Company recorded a full valuation allowance of $83,430 on the deferred tax assets relating to these capital losses at March 31, 2003 based on management's belief that realization is unlikely.

13.     EMPLOYEE BENEFITS

     The Company has a 401K defined contribution plan (AirT 401(K) Retirement
Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March 31, 2003, 2002 and 2001 was $232,000, $228,000, and $229,000, respectively and was recorded in general and administrative expenses in the consolidated statements of operations.

     The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. The Company's March 31, 2003, 2002, and 2001 expense was $81,000, $562,000 and $400,000, respectively and was recorded in general and administrative expenses in the consolidated statements of operations.

     Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. Cost of funding the benefit is recorded in general and administrative expense on the consolidated statements of operations. The following tables set forth the funded status of the plan at March 31, 2003 and 2002 and the change n the projected benefit obligation from March 31, 2002 to March 31, 2003.

                                                                            March 31,
                                                                      2003             2002

Vested benefit obligation and accumulated benefit obligation ..... $ 1,918,826    $ 1,555,827
Projected benefit obligation .....................................   1,918,826      1,555,827
Plan assets at fair value ........................................        --             --
                                                                     ---------      ---------
Projected benefit obligation greater than plan assets ............   1,918,826      1,555,827
Unrecognized prior service cost ..................................    (219,862)      (290,862)
Unrecognized actuarial loss ......................................    (283,363)      (125,361)
Adjustment required to recognize minimum liability ...............     503,225        416,223
                                                                     ---------      ---------
Accrued pension cost recognized in the consolidated balance sheets $ 1,918,826    $ 1,555,827
                                                                     ---------      ---------

Projected benefit obligation, March 31, 2002                       $ 1,555,827
Service cost                                                            70,244
Interest cost                                                          112,194
Actuarial loss                                                     $ 1,918,826

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plan. The additional liability has been offset by an intangible asset to the extent of prior service cost. The portion of additional minimum liability in excess of unrecognized prior service cost in fiscal 2003 totaled $158,000 and is reported as a component of accumulated other comprehensive loss.

The projected benefit obligation was determined using an assumed discount rate of 6.5% for fiscal year 2003 and 7% for fiscal years 2002 and 2001. The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

     Net periodic pension expense for fiscal 2003, 2002 and 2001 included the following:

                               2003       2002       2001

Future service cost .....   $ 70,244   $ 62,944   $ 58,826
Interest cost ...........    112,194     97,665     87,425
Amortization ............     93,845     93,000     94,134

Net periodic pension cost   $276,283   $253,609   $240,385

     The Company's former Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over 10 years after his death. As of March 31, 2003 and 2002 accruals related to the unpaid present value of the benefit amounted to approximately $293,000 and $324,000, respectively (of which approximately $220,000 and $274,000, respectively is included under defined retirement obligations in the accompanying consolidated balance sheets). The net periodic pension costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

14.     NET EARNINGS PER COMMON SHARE

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of March 31, 2003 all outstanding stock options were anti-dilutive.

     The computation of basic and diluted earnings per common share is as follows:

                                                   Year Ended March 31,
                                               2003         2002         2001

Net (loss) earnings ....................... $(1,224,211) $1,278,499  $1,288,925

Basic (Loss) Earnings Per Share:
    Continuing Operations ................. $   0.13     $    0.74    $  0.52
    Discontinued Operations ............... $  (0.58)    $   (0.27)   $ (0.05)
Total Basic Net (Loss) Earnings Per Share . $  (0.45)    $    0.47    $  0.47

Diluted (Loss) Earnings Per Share:
    Continuing Operations ................. $   0.13     $    0.72    $  0.51
    Discontinued Operations ............... $  (0.58)    $   (0.27)   $ (0.05)
Total Diluted Net (Loss) Earnings Per Share $  (0.45)    $    0.45    $  0.46

Weighted Average Shares Outstanding:
     Basic ................................ 2,726,320     2,716,823   2,733,428
     Diluted .............................. 2,726,320     2,788,700   2,780,732

15.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands except per share data)

During the fourth quarter of 2003, management agreed to a plan to discontinue the operations of MAS and dispose of its assets. As a result, the Company has reflected the discontinued operations of MAS in the accompanying consolidated statements of financial position and results of operations. The quarterly financial information below has been reconciled to amounts previously reported on Form 10-Q.


                                                     FIRST        SECOND      THIRD      FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER
2003
Operating Revenues - as previously reported .....   $ 11,891    $ 10,231    $ 13,432
Less revenues associated with discontinued
             operations .........................     (1,693)     (1,055)     (2,199)
                                                      ------       -----      ------      ------
Operating Revenues ..............................     10,198       9,176      11,233      12,265
                                                      ------       -----      ------      ------
Operating Income (Loss) - as previously reported    $    (32)   $   (511)   $    147
Less operating loss associated with discontinued
              operations ........................        (73)       (121)        (13)
                                                      ------       -----      ------      ------
Operating Income (Loss) .........................         41        (390)        160         654
                                                      ------       -----      ------      ------
(Loss) Earnings Before Income Taxes
             - as previously reported ...........   $   (268)   $   (581)   $     71
Less loss associated with discontinued operations       (198)       (230)       (106)
                                                      ------       -----      ------      ------
(Loss) Earnings Before Income Taxes .............        (70)       (351)        177         888
                                                      ------       -----      ------      ------
Net (Loss) Earnings - as previously reported ....   $   (161)   $    364    $     37
Less net (loss) earnings associated with
               discontinued operations ..........       (118)       (147)         73
                                                      ------       -----      ------      ------
Net (Loss) Earnings .............................        (43)       (217)        110         516
                                                      ------       -----      ------      ------
Diluted Net (Loss) Earnings per share
              - as previously reported ..........   $  (0.06)   $  (0.13)   $   0.01
Diluted Net (Loss) per share associated
             with discontinued operations .......      (0.04)      (0.05)      (0.03)
                                                      ------       -----      ------      ------
Diluted Net (Loss) Earnings per share ...........      (0.02)      (0.08)       0.04        0.23
                                                      ------       -----      ------      ------


2002
Operating Revenues - as previously reported .....   $ 17,573    $ 25,273    $ 15,769    $ 12,343
Less revenues associated with
              discontinued operations ...........     (1,540)     (6,905)     (1,766)     (1,144)
                                                      ------       -----      ------      ------
Operating Revenues ..............................     16,033      18,368      14,003      11,199
                                                      ------       -----      ------      ------

Operating Income (Loss) - as
              previously reported ...............   $    701    $  1,331    $    382    $    (38)
Less operating income (loss) associated
              with discontinued  operations .....       (113)         37        (165)       (664)
                                                      ------       -----      ------      ------
Operating Income (Loss) .........................        814       1,294         547         626
                                                      ------       -----      ------      ------

Earnings Before Income Taxes
              - as previously reported ..........   $    571    $  1,230    $    278    $     30
Less loss associated with
               discontinued operations ..........       (264)         95)       (325)       (506)
                                                      ------       -----      ------      ------
Earnings Before Income Taxes ....................        835       1,325         603         536
                                                      ------       -----      ------      ------

Net Earnings - as previously reported ...........   $    343    $    746    $    156    $     34
Less net loss associated with
             discontinued operations ............       (164)        (59)       (201)       (314)
                                                      ------       -----      ------      ------
Net Earnings ....................................        507         805         357         348
                                                      ------       -----      ------      ------

Diluted Net Earnings per share - as
              previously reported ...............   $   0.13    $   0.27    $   0.06    $   0.13
Diluted Net Loss per share associated
              with discontinued operations ......      (0.05)      (0.02)      (0.07)      (0.01)
                                                      ------       -----      ------      ------
Diluted Net Earnings per share ..................       0.18        0.29        0.13        0.12
                                                      ------       -----      ------      ------


16.     SEGMENT INFORMATION

The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services. During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company's aviation service sector business. The operations of MAS are, therefore, not presented in the segment information below. The subsidiaries with continuing operations have been combined into the following two reportable segments: overnight air cargo and ground equipment. The overnight air cargo segment encompasses services provided primarily to one customer, Federal Express, and the ground equipment segment encompasses the operations of Global.

The accounting policies for all reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income from continuing operations.

Segment data is summarized as follows:

                                     Year Ended March 31,
                              2003            2002            2001
Overnight Revenues
   Overnight Air Cargo   $ 29,898,840    $ 29,258,086    $ 30,262,362
   Ground Equipment ..     12,972,887      30,344,889      31,405,711
    Corporate ........           --              --              --
     Total ...........   $ 42,871,727    $ 59,602,975    $ 61,668,073


Operating Income from continuing operations
  Overnight Air Cargo    $  2,621,003    $  2,215,901    $  2,475,522
  Ground Equipment ...        204,642       3,335,477       2,048,844
   Corporate (1) .....     (2,361,125)     (2,270,708)     (2,281,603)
   Total .............   $    464,520    $  3,280,670    $  2,242,763


Identifiable Assets
Overnight Air Cargo ..   $  4,130,676    $  3,852,042    $  4,957,327
Ground Equipment .....      8,615,032      10,051,691      13,531,515
Corporate ............      4,684,070       2,856,792       1,181,725
Total ................   $ 17,429,778    $ 16,760,525    $ 19,670,567


Capital Expenditures, net
Overnight Air Cargo ..   $    131,626    $    107,264    $    371,505
Ground Equipment .....       (123,490)        271,672          77,288
Corporate ............        126,785         303,184          42,102
Total ................   $    134,921    $    682,120    $    490,895


Depreciation and Amortization
Overnight Air Cargo ..   $    243,635    $    228,051    $    261,122
Ground Equipment .....        190,833         197,708         271,496
Corporate ............        143,248          91,193         146,717
 Total ...............   $    577,716    $    516,952    $    679,335


     (1) Includes income from inter-segment transactions, which eliminate in consolidation.

17.     COMMITMENTS AND CONTINGENCIES

Global and one of its employees are defendants in a lawsuit filed in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services et al v. Terex, et al. In this action, the plaintiffs allege that they provided to Global and the employee certain trade secrets regarding aircraft de/anti-icing systems that were then disclosed by Global and the employee to third parties. The plaintiffs allege misappropriation of trade secrets, breach of contract and violation of the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages. The Company and its employee have filed an answer in this action denying all liability. Upon Global's motion, the court has dismissed the plaintiff's claims under the Racketeer Influenced and Corrupt Organizations Act. The Company does not believe that the action has any merit and intends to defend the lawsuit vigorously. In November 2002, Global and the Company filed suit in North Carolina state court against affiliates of the plaintiffs in the Catalyst & Chemical Services et al
v. Terex, et al action alleging defamation. This action has been moved to, and is pending before, the United States District Court for the Western District of North Carolina.

The Company is currently aware of certain intellectual property and environmental matters, some of which involve pending or threatened lawsuits. If adversely decided, management believes the results of these pending or threatened lawsuits would not have a material adverse effect on the Company.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.


PART III

Item 10.     Directors and Executive Officers of the Registrant.

J. Hugh Bingham, age 57, has served as President and Chief Operating Officer of the Company since April 1997, as Senior Vice President of the Company from June 1990 until April 1997, as Executive Vice President from June 1983 to June 1990, and as a director since March 1987. Mr. Bingham also serves as Chief Executive Officer and a director of MAC, as Chief Executive Officer of MAS and as an Executive Vice President and director of CSA.

Walter Clark, age 46, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

John J. Gioffre, age 59, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA and as Vice President- Finance, Treasurer and Secretary of MAS.

J. Leonard Martin, age 66, was elected a director in August 1994 and joined the Company as a Vice President in April 1997. He served as Chief Executive Officer of Global from August 1997 to January 2001. From June 1995 until April 1997, Mr. Martin was an independent aviation consultant. From April 1994 to June 1995, Mr. Martin served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston, North Carolina. From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

William H. Simpson, age 55, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MAS.

Claude S. Abernethy, Jr., age 76, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of IJL Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor. Mr. Abernethy is also a director of Carolina Mills, Inc. and Wellco Enterprises, Inc.

Sam Chesnutt, age 66, was elected a director of the Company in August
1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

Allison T. Clark, age 47, has served as a director of the Company since May 1997. Mr. Clark has been self-employed in the real estate development business since 1987.

Herman A. Moore, age 73, was elected a director of the Company on June 22, 1998. Mr. Moore is the president of Herman A. Moore & Assoc., Inc., a real estate development company.

George C. Prill, age 80, has served as a director of the Company since
June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, from November 1992 until 2001 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

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

To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2003 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements.

Item 11.     Executive Compensation.

The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company's Chief Executive Officer and to the four other executive officers on March 31, 2003 with total compensation of $100,000 or more.
 SUMMARY COMPENSATION TABLE


                               Annual Compensation
   Position                Year  Salary($)(1) Bonus ($)

Walter Clark ...........   2003    99,001      --
Chief Executive Officer    2002   111,522    52,140
                           2001   125,732    46,900

J. Hugh Bingham ........   2003   191,335      --
President ..............   2002   193,304    52,564
                           2001   193,004    46,900

John J. Gioffre ........   2003   120,767      --
Vice President .........   2002   122,058    39,880
                           2001   121,788    35,175

J. Leonard Martin ......   2003   121,214      --
Vice President .........   2002   122,659    59,900
                           2001   122,673    24,880

William H. Simpson .....   2003   193,705      --
Executive Vice President   2002   195,364    52,140
                           2001   194,803    46,900

------------------------------------------
(1) Includes perquisites in aggregate amount no greater than 10% of the officer's base salary plus bonus.


The following table sets forth, the number of shares of Common Stock underlying unexercised options at March 31, 2003 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 2003 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($1.41 per share) and the exercise price of the options. None of the executive officers listed in this table exercised any options in fiscal 2003.


 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR  AND
                  FISCAL YEAR-END OPTION  VALUES

                          Number of Securities       Value of Unexercised
                         Underlying Unexercised      In-the-Money Options
                          Options at FY-End (#)         at FY-End ($)
            Name      Exercisable  Unexercisable  Exercisable     Unexercisable
  Walter Clark          50,000           -             -                -
  J. Hugh Bingham          -             -             -                -
  John J. Gioffre          -             -             -                -
  J. Leonard Martin        -             -             -                -
  William H. Simpson     9,000           -             -                -

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


                                                              Amount of
Title                                                        Beneficial Ownership    Percent
of Class         Name and Address of Beneficial Owner        as of June 1, 2002     Of Class
--------         ------------------------------------        ------------------     --------
Common Stock,    Walter Clark and Caroline Clark, Executors(1)   1,342,416(1)           48.7%
par value $.25   P.O. Bocx 488
per share        Denver, North Carolina 28650

                 William H. Simpson                                270,580(2)            9.7%
                 P.O. Box 488
                 Denver, North Carolina 28650

-----------------------------

(1) Includes 1,279,272 shares controlled by such individuals as the executors of the estate of David Clark, 10,922 shares owned by Walter Clark, 50,000 shares purchasable by Walter Clark under options awarded by the Company and 2,222 shares owned by Caroline Clark.

(2) Includes 1,200 shares held jointly with J. Hugh Bingham and 9,000 shares under options granted by the Company.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2003. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                                                                   Shares and Percent of Common Stock Beneficially
                                                                               Owned as of June 1, 2003

Name                            Position with Company                   No. of Shares            Percent
J. Hugh Bingham                 President, Chief Operating Officer,       119,680(1)                4.3%
                                Director
Walter Clark                    Chairman of the Board of Directors      1,340,194(2)                48.0%
                                and Chief Executive Officer
John J. Gioffre                 Vice President-Finance, Chief              57,580                   2.1%
                                Financial Officer, Secretary and
                                Treasurer, Director
J. Leonard Martin               Vice President, Director                      100(3)                  *
William H. Simpson              Executive Vice President, Director        271,180(1)(4)              9.7%
Claude S. Abernethy, Jr.        Director                                   44,011(5)(6)             1.6%
Sam Chesnutt                    Director                                   12,100(5)                  *
Allison T. Clark                Director                                    3,222(5)                  *
Herman A. Moore                 Director                                    1,000(5)                  *
George C. Prill                 Director                                   46,966(5)                1.7%
All directors and executive     N/A                                     1,894,833(7)                67.9%
officers as a group (10
persons)

*     Less than one percent.
(1)     Includes 1,200 shares jointly held by Messrs. Simpson and Bingham.
(2) Includes 1,279,272 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor and 50,000 shares under options granted by the Company to Mr. Walter Clark.
(3) Such 100 shares are held by Mr. Martin's spouse of which shares Mr. Martin disclaims beneficial ownership.
(4)     Includes 9,000 shares under options granted by the Company to Mr.
Simpson.
(5)     Includes 1,000 shares under options granted by the Company.
(6) Includes 20,400 shares held by the Estate of Raenelle B. Abernethy, of which Mr. Abernethy is the executor.
(7) Includes an aggregate of 64,000 shares of Common Stock members of such group have the right to acquire within 60 days.


This table summarizes share and exercise price information about equity compensation plans as of March 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION


                                      Number of securities to    Weighted-average         Number of securities
                                     be issued upon exercise      exercise price         remaining available for
                                     of outstanding options,   of outstanding options,   future issuance under
                                       warrants and rights      warrants and rights      equity compensation plans
                                     -----------------------   ----------------------    -------------------------
Equity compensation plans
approved by security holders                64,000                     $3.44                              301,000
Equity compensation plans not
approved by security holders                  None                       N/A                                 N/A

Item 13.     Certain Relationships and Related Transactions.

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by J. Hugh Bingham, William H. Simpson, John J. Gioffre, the estate of David Clark and three unaffiliated third parties. Walter Clark and Allison Clark are beneficiaries of the estate of David Clark, and Walter Clark is also a co- executor of the estate. On May 31, 2001, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. Upon the renewal, the monthly rental payment was increased from $8,073 to $9,155. The Company paid aggregate rental payments of $109,860 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2003. In May 2003 the Company leased additional office space from Airport Associates under terms similar to the above lease at a monthly rental payment of $2,100. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have, through direct knowledge and discussions with subsidiary management and department heads, evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this report, and they concluded that these controls and procedures are effective in providing material information relating to the Company and its subsidiaries.

Changes in Internal Controls.

     There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

1.     Financial Statements

a. The following financial statements are incorporated herein by reference in Item 8 of Part II of this report:

         (i) Independent Auditors' Report.
         (ii) Consolidated Balance Sheets as of March 31, 2003 and 2002.
         (iii) Consolidated Statements of Operations for each of the three years in the period ended March 31, 2003.
         (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2003.
         (v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2003.
         (vi) Notes to Consolidated Financial Statements.

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

10.14 ISDA Schedule to Master Agreement between Bank of America, N.A. and the Company dated May 23, 2001, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

10.15 Amendment No 1. to Loan Agreement among Bank of America, N.A. The Company and its subsidiaries, dated August 31, 2002, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002

10.16 Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 1, 1991, most recently amended May 28, 2001

21.1     List of subsidiaries of the Company, incorporated by reference to
         Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

23.1     Consent of Deloitte & Touche LLP

99.1     Certification of Walter Clark

99.2     Certification of John Gioffre
     ------------------

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


Date:  June 20, 2003


By:      /s/ John J. Gioffre
     John J. Gioffre, Chief Financial Officer
     (Principal Financial and Accounting Officer)


Date:  June 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Claude S. Abernethy
     Claude S. Abernethy, Jr., Director


Date:  June 20, 2003



By:      /s/  J. Hugh Bingham
     J. Hugh Bingham, Director


Date:  June 20, 2003



By:      /s/  Allison T. Clark
     Allison T. Clark, Director


Date:  June 20, 2003



By:      /s/  Walter Clark
     Walter Clark, Director


Date:  June 20, 2003




By:      /s/  Sam Chesnutt
     Sam Chesnutt, Director


Date:  June 20, 2003



By:      /s/  John J. Gioffre
     John J. Gioffre, Director


Date:  June 20, 2003



By:      /s/  J. Leonard Martin
     J. Leonard Martin, Director


Date:  June 20, 2003

By:      /s/  Herman A. Moore
     Herman A. Moore, Director


Date:  June 20, 2003



By:      /s/ George C. Prill
     George C. Prill, Director


Date:  June 20, 2003



By:      /s/  William Simpson
     William Simpson, Director


Date:  June 20, 2003

Exhibit Number     Document


23.1               Consent of Deloitte & Touche LLP

CERTIFICATION

I, Walter Clark, Chief Executive Officer, certify that:

1. I have reviewed this Annual Report on Form 10-K of Air T, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 20, 2003                /s/ Walter Clark
                                   Walter Clark, Chief Executive Officer

CERTIFICATION

I, John Gioffre, Chief Financial Officer, certify that:

1. I have reviewed this Annual Report on Form 10-K of Air T, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 20, 2003            /s/ John Gioffre
                                   John J. Gioffre, Chief Financial Officer

                                   AIR T, INC
                                 EXHIBIT INDEX


                                                                        PAGE

10.15 Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 1, 1991, most recently amended May 28, 2001

23.1     Consent of Deloitte & Touche LLP

99.1     Certification of Walter Clark                                    52

99.2     Certification of John J. Gioffre                                 54

CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Annual Report of the Company on Form 10-K for the fiscal year ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.




Date:  June 20, 2003            /s/ Walter Clark
                              Walter Clark, Chief Executive Officer

 CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Annual Report of the Company on Form 10-K for the fiscal year ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



Date:  June 20, 2003                    /s/ John Gioffre
                               John J. Gioffre, Chief Financial Officer