Form 10-Q
period 2003-06-30
AIR T INC
filed 2003-07-30
CIK 353184

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


        For Quarter Ended             June 30, 2003

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

	2,726,320 Common Shares, par value of $.25 per share were outstanding as of July 29, 2003


This filing contains 24 pages.

AIR T, INC. AND SUBSIDIARIES

                                      INDEX
                                                               Page
PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
     for the three-months ended
     June 30, 2003 and 2002 (Unaudited)					  3

     Condensed Consolidated Balance Sheets at
     June 30, 2003 (Unaudited)
     and March 31, 2003 							  4

     Condensed Consolidated Statements of Cash
     Flows for the three-months
     ended June 30, 2003 and 2002 (Unaudited) 				  5

     Condensed Consolidated Statement of Stockholders'
     Equity and Other Comprehensive Loss at
     June 30, 2003 (Unaudited)                                            6

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                            7-11

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                           12-17

     Item 3.  Quantitative and Qualitative Disclosure
		  About Market Risk						 17

     Item 4.  Controls and Procedures                                   17

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                          18

		  Signatures							 19


              Exhibit Index	                				 20


              Officers' Certifications                              21-24

















2

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended
                                                      June 30,

                                                2003              2002

Operating Revenues:
   Cargo                                   $  4,664,521     $  4,526,838
   Maintenance                                2,620,947        2,095,845
   Ground equipment                           3,770,593        3,575,459
                                             11,056,061       10,198,142

Operating Expenses:
   Flight                                     3,152,385        3,209,409
   Maintenance                                2,400,511        2,142,676
   Ground equipment                           2,867,801        2,884,973
   General and administrative                 1,822,861        1,772,871
   Depreciation and amortization                137,557          147,423
                                             10,381,115       10,157,352

   Operating Income                             674,946           40,790

Non-operating (Income) Expense:
   Interest                                     (41,724)         (15,235)
   Cash surrender value of life insurance        (8,500)          (6,000)
   Deferred retirement expense                    5,250            5,250
   Loss on impairment of marketable securities    -              161,197
   Investment income and other                  (36,084)         (33,638)
                                                (81,058)         111,574
   Earnings (Loss) From Continuing Operations
     Before Income Taxes                        756,004          (70,784)

Income Tax Expense (Benefit)                    312,304          (30,148)

Earnings (Loss) From Continuing Operations      443,700          (40,636)

Loss From Discontinued Operations,
     Net of Income Taxes                        (94,912)        (120,512)

Net Earnings (Loss)                        $    348,788     $   (161,148)


Basic and Diluted Earnings (Loss) Per Share:
   Continuing Operations                   $       0.16     $      (0.01)
   Discontinued Operations                        (0.03)           (0.05)
Total Basic and Diluted Net
   Earnings (Loss) Per Share               $       0.13     $      (0.06)

Weighted Average Shares Outstanding:
   Basic and Diluted                          2,726,320        2,726,320

See notes to condensed consolidated financial statements.


3

                             AIR T, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30, 2003    March 31,2003
                                            (Unaudited)
ASSETS

 Current Assets:
   Cash and cash equivalents               $    408,959     $     79,715
   Marketable securities                        805,312        1,057,042
   Accounts receivable, less allowance
    for doubtful accounts of $464,166
    at June 30, 2003 and $449,358 at
    March 31, 2003.                           4,656,364        6,239,144
   Costs and estimated earnings in excess
    of billings on uncompleted contracts         67,114            -
   Inventories                                5,515,843        6,275,288
   Assets held for sale                       1,950,000        1,950,000
   Deferred tax asset                         1,036,998        1,036,998
   Prepaid expenses and other                   135,076          129,029
    Total Current Assets                     14,575,666       16,767,216

 Property and Equipment                       6,834,969        7,092,032
   Less accumulated depreciation             (4,857,105)      (4,788,779)
    Property and Equipment, net               1,977,864        2,303,253

 Deferred Tax Asset                           1,196,883        1,096,883
 Intangible Pension Asset                       219,862          219,862
 Other Assets                                   946,478          940,479

   Total Assets                            $ 18,916,753     $ 21,327,693

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                        $  2,296,046     $  4,436,291
   Accrued expenses                           2,154,061        1,691,341
   Billings in excess of costs and estimated
    earnings on uncompleted contracts             -              760,979
   Income taxes payable                         431,747          180,278
   Current portion of long-term obligations     113,130          113,130
     Total Current Liabilities                4,994,984        7,182,019

 Capital Lease Obligation (less current
   portion)                                      40,493           50,070
 Long-term Debt (less current portion)        1,663,166        2,345,910
 Deferred Retirement Obligations (less
   current portion)                           2,164,233        2,138,712

 Committments and Contingencies

 Stockholders' Equity:
   Preferred stock, $1 par value, authorized
     50,000 shares, none issued                  -                -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,726,320 and
     2,726,320 shares issued and outstanding    681,580          681,580
   Additional paid in capital                 6,863,898        6,863,898
   Retained Earnings                          2,878,344        2,529,556
   Accumulated other comprehensive loss        (369,945)        (464,052)

    Total Stockholders' Equity               10,053,877        9,610,982

  Total Liabilities & Stockholders' Equity $ 18,916,753     $ 21,327,693

See notes to condensed consolidated financial statements.

4

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                         Three Months Ended
                                                               June 30,
                                                         2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings (loss)                                 $  348,788    $(161,148)
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating
     activities:
     Change in accounts receivable
       and inventory reserves                            27,589        3,936
     Depreciation and amortization                      137,557      177,712
     Deferred tax provision                            (100,000)       -
     Loss on disposal of assets and
       impairment of investments                           -         175,007
     Net periodic pension cost                           39,999       15,249
Change in assets and liabilities which provided
     (used) cash:
        Accounts receivable                           1,567,972     (853,218)
        Inventories                                     981,769    1,735,138
        Prepaid expenses and other                      (12,046)       2,228
        Accounts payable                             (2,140,245)  (1,098,046)
        Accrued expenses                                448,242      (68,749)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts            (760,979)     234,000
        Costs and estimated earnings in excess
          of billings on uncompleted contracts          (67,114)       -
        Income taxes payable                            251,469     (283,374)
          Total adjustments                             374,213       39,883
   Net cash provided by (used in)
     operating activities                               723,001     (121,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities         325,575         -
    Capital expenditures                                (47,273)     (13,828)
      Net cash provided by (used in)
       investing activities                             278,302      (13,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings on
     line of credit                                    (672,059)     484,232
    Payment of cash dividend                               -        (325,854)
    Proceeds from exercise of stock options                -           5,500
       Net cash (used in) provided by
        financing activities                           (672,059)     163,878

NET INCREASE IN CASH & CASH EQUIVALENTS                 329,244       28,785

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD           79,715       31,770

CASH & CASH EQUIVALENTS AT END OF PERIOD            $   408,959  $    60,555


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest                                       $    37,803  $    90,007
     Income taxes                                       108,408      179,330

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
    Increase (decrease) in fair value
        of derivatives                              $    20,262  $   (44,000)

See notes to condensed consolidated financial statements.

5

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE LOSS (UNAUDITED)




                                                     Accumulated
                                                        Other
                                   Additional        Comprehensive  Total
                   Common Stock     Paid-In   Retained   Income  stockholders'
                  Shares   Amount   Capital   Earnings   (Loss)     Equity


Balance, March
  31, 2003      2,726,320 $681,580 $6,863,898 $2,529,556 $(464,052) $9,610,982
Comprehensive Income:
 Net earnings                                              348,788
 Other Comprehensive Income:
 Unrealized
  gain on securities                              73,845
 Change in fair value of
  derivatives                                     20,262
Total comprehensive
  income                                                              442,895

Balance, June
  30, 2003      2,726,320 $681,580 $6,863,898 $2,878,344 $(369,945)10,053,877
































6



AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.  Financial Statements

     The Condensed Consolidated Balance Sheet as of June 30, 2003, the Condensed Consolidated Statements of Operations for the three-months ended June 30, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the three-months ended June 30, 2003 and 2002 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

	The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2003 and March 31, 2003 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

        The income tax provision (benefit) for continuing operations for the respective three-months ended June 30, 2003 and 2002 differ from the federal statutory rate primarily as a result of state income taxes and permanent tax timing differences.

C.  Net Earnings (Loss) Per Share

     Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of June 30, 2003 all outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings (loss) per common share is as follows:

                                             Three months ended June 30,
                                                2003              2002

Net Earnings (Loss)                        $    348,788      $  (161,148)

Basic and Diluted Earnings (Loss) Per Share:
   Continuing Operations                   $       0.16     $      (0.01)
   Discontinued Operations                        (0.03)           (0.05)
Total Basic and Diluted Net
   Earnings (Loss) Per Share               $       0.13     $      (0.06)


Weighted Average Shares Outstanding:
   Basic and Diluted                          2,726,320        2,726,320

7





D.	Inventories



Inventories consist of the following:
                                      June 30, 2003      March 31, 2003
Aircraft parts and supplies            $ 1,935,572        $ 2,088,315
Aircraft equipment manufacturing:
   Raw materials                         2,423,819          2,595,448
   Work in process                         195,643            745,409
   Finished goods                        2,067,551          1,940,077
Total Inventory                          6,622,585          7,369,249
Reserves                                (1,106,742)        (1,093,961)

Total, net of reserves                 $ 5,515,843        $ 6,275,288


E.  Recent Accounting Pronouncements

The FASB has issued SFAS No. 143, "Accounting for Asset
Retirement Obligations" and SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for the Company beginning April 1, 2003. Adoption of SFAS No. 143 did not have an effect on the Company's financial position and results of operations.

SFAS No. 144 supersedes SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items".
 Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 was effective for the Company beginning April 1, 2002. The effect of the adoption of SFAS No. 144 on management's plan to discontinue the operations of MAS is reflected in the Company's Condensed consolidated statements of financial position and results of operations and is detailed in Note H Discontinued Operations.

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

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.
As of June 30, 2003 the Company's warranty reserve amounted to $117,000.





8

Product warranty reserve activity during the three-months ended June 30,
2003 is as follows:
Balance at 3/31/03      $116,000
 Additions to reserve     24,000
 Use of reserve          (23,000)
Balance at 6/30/03      $117,000

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles bulletin No. 25, SFAS No. 148 has no impact on the Company's consolidated statement of operations for the quarters ended June 30,2003 and 2002.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company beginning July 1,2003. The Company is in the process of evaluating the impact of adopting SFAS No. 150 and has not yet determined the effect of its adoption on its financial position and results of operations.

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

During the first quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5% respectively. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. The fair value of the remaining swap changed by $9,000 from a liability of $129,000 at March 31, 2003, to a liability of $120,000 as of June 30, 2003. This liability is included in long-term debt in the condensed consolidated balance sheets. The Company assesses the effectiveness of the swap using the hypothetical derivative method and has determined that it qualifies as an effective hedge at June 30, 2003 and March 31, 2003 under SFAS No. 133.

G.  Financing Arrangements

	On August 31, 2002 the Company amended its bank financing line to a $7,000,000 credit facility. Under the terms of the amended agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2004.

9
The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.
 As of June 30, 2003, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 150 basis points. The LIBOR rate at June 30,
2003 was 1.32%. At June 30, 2003 and March 31, 2003, the amounts outstanding against the line were $1,543,000 and $2,217,000, respectively. At June
30, 2003, $2,785,000 was available under the terms of the credit facility.

The Company has classified its outstanding bank debt of $1,543,000 as long-term as of June 30, 2003, to reflect the terms included under the agreement signed on August 31, 2002.


H.    Discontinued Operations

During the fourth quarter of fiscal 2003, Company management, agreed to a plan to sell the assets of Mountain Aircraft Services, LLC
(MAS) and to discontinue the operations of the Company's aviation service sector business. The Company entered into a letter of intent on June 19, 2003 to sell the business operations of MAS. Accordingly, the accompanying condensed consolidated financial statements reflect the MAS assets as held for sale and reclassify the net operations of MAS as discontinued operations, net of tax, for all periods presented.

      A summary of the assets held for sale at June 30, 2003 and March 31, 2003 is as follows:

Inventory                        $1,900,000
Property, plant and equipment        50,000
Assets held for sale             $1,950,000

      A summary of the operating results of the discontinued operations for the three-months ended June 30, 2003 and 2002 is as follows:

Revenue                    $2,105,613     $1,692,806
Operating loss             $  (57,389)    $  (73,065)

Loss before income taxes   $ (155,593)    $ (197,564)
Income tax benefit             60,681         77,052
Net loss                   $  (94,912)    $ (120,512)

10
I.	Segment Information

The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services. During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company's aviation service sector business. The operations of MAS are, therefore, not presented in the segment information below. The subsidiaries with continuing operations have been combined into the following two reportable segments: overnight air cargo
and ground equipment.   The overnight air cargo segment encompasses services
provided primarily to one customer, Federal Express Corporation, and the ground equipment segment encompasses the operations of Global Ground Support, LLC.

The Company evaluates the performance of its operating segments based on operating income from continuing operations.


Segment data is summarized as follows:
Segment Information

                                 Three months ended June 30,
                                     2003             2002
Operating Revenues
   Overnight Air Cargo          $  7,285,468     $  6,622,683
   Ground Equipment                3,770,593        3,575,459
   Total                        $ 11,056,061     $ 10,198,142

Operating Income (Loss)
   Overnight Air Cargo          $  1,017,797     $    614,634
   Ground Equipment                  318,410          (16,654)
   Corporate (1)                    (661,261)        (557,190)
   Total                        $    674,946     $     40,790

Depreciation and Amortization
   Overnight Air Cargo          $     54,801     $     64,935
   Ground Equipment                   41,668           48,061
   Corporate                          41,088           34,427
   Total                        $    137,557     $    147,423

Capital expenditures, net
   Overnight Air Cargo          $     31,596     $      8,614
   Ground Equipment                    6,798            4,417
   Corporate                           8,879              797
   Total                        $     47,273     $     13,828

                                            As of,
                                 June 30, 2003   March 31, 2003
Identifiable Assets
   Overnight Air Cargo          $  3,180,580     $  4,130,676
   Ground Equipment                6,784,827        8,615,032
   Corporate                       4,698,436        4,684,070
   Total                        $ 14,663,843     $ 17,429,778

(1) Includes income from inter-segment transactions, which eliminates in consolidation.






11


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

	As discussed above, the operations of MAS have been reclassified as discontinued operations and, therefore, are not included in the Results of Continuing Operations discussed below.


Overview

   The Company's most significant component of revenue, which accounted for 65.9% of revenue, was generated by its air cargo subsidiaries, Mountain Air Cargo, Inc.(MAC) and CSA Air, Inc.(CSA).

   MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenue contributed approximately $7,285,000 and $6,623,000 to the Company's revenues for the three-month periods ended June 30, 2003 and 2002, respectively. The increase in revenue was primarily attributed to increased cargo and maintenance services provided during the current period. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue generating aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

   Separate agreements cover the three types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 aircraft (a total of 93 aircraft at June 30, 2003) are owned by and dry-leased from Federal Express Corporation (Customer), and Short Brothers SD3-30 aircraft (two aircraft at June 30, 2003) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

   Global Ground Support, LLC (Global), another subsidiary of the Company, manufactures, services and supports aircraft deicers and other ground support equipment on a worldwide basis. Global's revenue contributed approximately $3,771,000 and $3,575,000 to the Company's revenues for the three-month periods ended June 30, 2003 and 2002, respectively. The increase in revenues in 2003 was primarily related to a first quarter increase in billings related to a large scale airport contract, partially offset by a temporary reduction in orders to supply deicing equipment to the United States Air Force under a long-term supply agreement.

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

   The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo and ground equipment in the accompanying condensed consolidated financial statements.




12
Critical Accounting Policies and Estimates

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

   Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using an appropriate discount rate. Values are affected by the Company's outside actuary's estimates of the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension gain or loss recognized in other comprehensive income.

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

   Valuation of Long-Lived Assets. The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" on April 1,
2002. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 for the MAS operations and has reflected the long-lived assets associated with the MAS subsidiary at management's best estimate of their fair value at June 30, 2003.

13
Seasonality

   Global's business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. Global is currently in the fifth year of a multi-year 1999 contract to supply deicing equipment to the United States Air Force, and has been awarded two large scale contracts, each of which the Company believes contributed to management's plan to reduce seasonal airport deicer fluctuation in revenues. However, as these contracts are completed, seasonal trends for Global's business may resume. The remainder of the Company's business is not materially seasonal.

Results of Operations

   As discussed above, the operations of MAS have been reclassified as discontinued operations and, therefore, are not included in the Results of Continuing Operations discussed below.

   Consolidated revenue increased $858,000 (8.4%) to $11,056,000 for the three-month period ended June 30, 2003 compared to its equivalent 2002 period. The increase in revenue resulted from an increase in sales from each of the subsidiaries, as detailed above in Overview.

   Operating expenses increased $224,000 (2.2%) to $10,381,000 for the three-month period ended June 30, 2003 compared to its equivalent 2002 period. The net increase in operating expenses consisted of the following: cost of flight operations decreased $57,000 (1.8%) primarily as a result of decreased fuel costs; maintenance expense increased $258,000 (12.0%) primarily as a result of increases in cost of parts related to the overhaul and repair operations of MAC; ground equipment decreased $17,000 (0.6%), as a result of lower cost of contract services; and general and administrative expense increased $50,000 (2.8%) primarily as a result of increased insurance and facilities maintenance costs.

   The current period's increased revenue ($858,000) and operating income ($634,000) resulted primarily from increased orders for services and products related to the air cargo sectors, and ground equipment mentioned above in Overview.

     Non-operating income increased $193,000 as a result of a $26,000 increase in interest income and no loss on impairment of marketable securities in the three-month period ended June 30, 2003. The Company experienced a $161,000 loss on impairment of marketable securities in the three-month period ended June 30, 2002.

   Pretax earnings increased $827,000 for the three-month period ended June 30, 2003 compared to 2002, principally due to the above stated increase in current period revenue related earnings for the air cargo and ground equipment segments.


   The provision for income taxes for the three-month period ended June 30, 2003 increased $342,000 compared to the 2002 period, primarily due to increased current period earnings for quarter ended June 30, 2003. The effective tax rate for the three-month periods ended June 30, 2003 and 2002 was 41.3% and 42.6%, respectively.


Liquidity and Capital Resources

   As of June 30, 2003 the Company's working capital amounted to $9,581,000, a decrease of $5,000 compared to March 31, 2003. The net decrease primarily resulted from decreases in accounts payable, accounts receivable, inventories and billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by an increase in accrued expenses.

   On August 31, 2002 the Company amended its bank financing line to a $7,000,000 credit facility. Under the terms of the agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2004.




14
   The credit facility contains customary events of default, a subjective clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of June 30, 2003, the Company was in compliance with all of the restrictive covenants.

   The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

   Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 150 basis points. The LIBOR rate at June 30, 2003 was 1.32%. At June 30, 2003 and March 31, 2003, the amounts outstanding against the line were $1,543,000 and $2,217,000, respectively. At June 30, 2003, an additional $2,785,000 was available under the terms of the credit facility.

   The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

   The Company has classified the $1,543,000 outstanding balance on its credit line as of June 30, 2003 as long-term to reflect the terms included under the amendment signed on August 31, 2002.

   The respective three-month periods ended June 30, 2003 and 2002 resulted in the following changes in cash flow: operating activities provided $723,000 in 2003 and used $121,000 in 2002, investing activities provided $278,000 in 2003 and used $14,000 in 2002 and financing activities used $672,000 in 2003 and provided $164,000 in 2002. Net cash increased $329,000 and $29,000 during the three months ended June 30, 2003 and 2002, respectively.

   Cash provided by operating activities was $844,000 more for the three-months ended June 30, 2003 compared to the similar 2002 period, principally due to increased earnings and accrued expenses and decreased accounts receivables and inventories, partly offset by decreased billings in excess of costs and estimated earnings on uncompleted contracts.

     Cash provided by investing activities for the three-months ended June 30, 2003 was approximately $292,000 more than the comparable period in 2002 due to the sale of marketable securities in the quarter ended June 30, 2003.

   Cash used in financing activities was $836,000 more in the 2003 three-month period than in the corresponding 2002 period due to increased payments on the line of credit.

   There are currently no commitments for significant capital expenditures. The Company's Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $0.12 per share cash dividend in June 2002. On May 27, 2003, the Company declared that, due to losses sustained in fiscal 2003, no common share dividend would be paid during fiscal 2004.


Deferred Retirement Obligation

   Contractual death benefits for the Company's former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death.

Impact of Inflation

   The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations because increased costs due to inflation could be passed on to its customers, or on its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.
15
Recent Accounting Pronouncements

   The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for the Company beginning April 1, 2003. Adoption of SFAS No. 143 did not have an effect on the Company's financial position and results of operations.

   SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 was effective for the Company beginning April 1, 2002. The effect of the adoption of SFAS No. 144 on management's plan to discontinue the operations of MAS is reflected in the Company's condensed consolidated statements of financial position and results of operations and is detailed in Note H Discontinued Operations.

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

   The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of June 30, 2003 the Company's warranty reserve amounted to $117,000.

Product warranty reserve activity during the three-months ended June 30, 2003 is as follows:

Balance at 3/31/03      $116,000
 Additions to reserve     24,000
 Use of reserve          (23,000)
Balance at 6/30/03      $117,000

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles bulletin No. 25, SFAS No. 148 has no impact on the Company's consolidated statement of operations for the quarters ended June 30, 2003 and 2002.


16
   In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. This Interpretation also applies, beginning July 1, 2003, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company has determined that the adoption of FIN 46 will not have an impact on the Company's consolidated financial statements.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company beginning July 1,2003. The Company is in the process of evaluating the impact of adopting SFAS No. 150 and has not yet determined the effect of its adoption on its financial position and results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   The Company does not hold or issue derivative financial instruments for trading purposes. As of June 30, 2003 the Company had outstanding one interest rate swap agreement to reduce its exposure to the fluctuations of LIBOR-based variable interest rates. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 150 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at June 30, 2003, annual interest expense would have increased by approximately $15,000.

Item 4. Controls and Procedures

   The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and they have concluded that these disclosure controls and procedures are effective.

   There was no change in internal controls over financial reporting during or subsequent to the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                             PART II -- OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

      No.	         Description
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for
the period ended September 30, 2001

3.2	By-laws of the Company, as amended, incorporated by reference to
Exhibit 3.2 of the Company's Annual Report on Form 10-K for the
fiscal year ended March 31, 1996

4.1	Specimen Common Stock Certificate, incorporated by reference to
Exhibit 4.1 of the Company's Annual Report on Form 10-K for the
fiscal year ended March 31, 1994

21.1	List of subsidiaries of the Company, incorporated by reference to
Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for
the period ended September 30, 1997

31.1	  Section 302 Certification of Walter Clark

31.2	  Section 302 Certification of John J. Gioffre

32.1	  Section 906 Certification of Walter Clark

32.2  Section 906 Certification of John J. Gioffre


	__________________

	* Management compensatory plan or arrangement required to be filed as an exhibit to this report.


 b.   Reports on Form 8-K

The Company filed a Current Report Form 8-K on June 25, 2003 to announce the execution of a letter of intent regarding the sale of the business of its Mountain Aircraft Services, LLC subsidiary.




















18
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						           AIR T, INC.
								(Registrant)



Date:    July 29, 2003
                          Walter Clark, Chief Executive Officer

Date:    July 29, 2003
                          John J. Gioffre, Chief Financial Officer










































19

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						           AIR T, INC.
								(Registrant)


Date:  July 29, 2003              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  July 29, 2003              /s/ John Gioffre
                          John J. Gioffre, Chief Financial Officer




AIR T, INC
EXHIBIT INDEX


                                                                  PAGE
31.1		Section 302 Certification of Walter Clark               21

31.2		Section 302 Certification of John J. Gioffre            22

32.1		Section 906 Certification of Walter Clark               23

32.2		Section 906 Certification of John J. Gioffre            24

















































20

                                                               Exhibit 31.1

CERTIFICATION

I, Walter Clark, Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Air T, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and









Date:  July 29, 2003

                              	Walter Clark, Chief Executive Officer





21
                                                               Exhibit 31.1
CERTIFICATION

I, Walter Clark, Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Air T, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and












Date:  July 29, 2003            /s/ Walter Clark
                              	Walter Clark, Chief Executive Officer


21

                                                               Exhibit 31.2
CERTIFICATION

I, John J. Gioffre, Chief Financial Officer, certify that:


1.	I have reviewed this Quarterly Report on Form 10-Q of Air T, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and






Date:  July 29, 2003

                              	John J. Gioffre, Chief Financial Officer





22

                                                               Exhibit 31.2

CERTIFICATION

I, John J. Gioffre, Chief Financial Officer, certify that:


1.	I have reviewed this Quarterly Report on Form 10-Q of Air T, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and







Date:  July 29, 2003            /s/ John J. Gioffre

                       	John J. Gioffre, Chief Financial Officer



22


                                                               Exhibit 32.1
CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.









Date:  July 29, 2003       	/s/ Walter Clark
                              Walter Clark, Chief Executive Officer

















































23
                                                               Exhibit 32.1
CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.









Date:  July 29, 2003

                              	Walter Clark, Chief Executive Officer

















































23
                                                               Exhibit 32.2

CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.





Date:  July 29, 2003       	   	/s/ John J. Gioffre
			John J. Gioffre, Chief Financial Officer



















































24


                                                               Exhibit 32.2
CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.







Date:  July 29, 2003

                              	John J. Gioffre, Chief Financial Officer


















































24