Form 10-Q
period 2003-09-30
AIR T INC
filed 2003-11-12
CIK 353184

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


        For Quarter Ended         September 30, 2003
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

     2,726,320 Common Shares, par value of $.25 per share were outstanding as of October 25, 2003.


This filing contains 25 pages.





                  AIR T, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
     for the three and six-month periods ended
     September 30, 2003 and 2002 (Unaudited)
3

     Condensed Consolidated Balance Sheets at
     September 30, 2003  (Unaudited)
     and March 31, 2003
4

     Condensed Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 2003 and 2002 (Unaudited)
5

     Condensed Consolidated Statement of Stockholders'
     Equity and Other Comprehensive Loss
     at September 30, 2003 (Unaudited)
6


     Notes to Condensed Consolidated Financial
     Statements (Unaudited)
7-11

      Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations
13-18

     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk
18

     Item 4.  Controls and Procedures
18

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K
19

     Signatures
20

     Exhibit Index
21

     Officers' Certifications
22-25


















                  AIR T, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                       Three Months Ended    Six months Ended
                                          September 30,       September 30,
                                        2003      2002       2003      2002
Operating Revenues:
  Overnight air cargo                           $
                                   $8,514,30 7,715,802   $15,799,77 $14,338,48
                                   6                    4          5
  Ground equipment
                                   5,108,772 1,458,718   8,879,365  5,034,177

                                   13,623,07 9,174,520   24,679,139 19,372,662
                                   8

Operating Expenses:
  Flight-air cargo
                                   3,702,484 3,634,906   6,854,869  6,844,315
  Maintenance-air cargo
                                   3,134,575 2,711,471   5,535,086  4,854,147
  Ground equipment
                                   3,782,400 1,365,975   6,650,201  4,250,948
  General and administrative
                                   1,926,660 1,705,290   3,749,521  3,478,161
  Depreciation and amortization
                                   137,820   146,598     275,377    294,021

                                   12,683,93 9,564,240   23,065,054 19,721,592
                                   9

Operating Income (Loss)
                                   939,139   (389,720)   1,614,085  (348,930)

Non-operating (Income) Expense:
  Interest
                                   (48,434)  25,822      (90,158)   10,587
  Cash surrender value of life
 insurance                          (6,000)   (6,000)     (14,500)   (12,000)
  Deferred retirement expense
                                   5,250     5,250       10,500     10,500
  (Gain) loss on impairment of               -                      -
 marketable securities                       (13,810)              161,197
  Investment income and other
                                   (30,219)  (49,957)    (66,303)   (97,405)

                                   (79,403)  (38,695)    (160,461)  72,879

Earnings (Loss) From Continuing
  Operations Before Income Taxes
                                   1,018,542 (351,025)   1,774,546  (421,809)

Income Tax Expense (Benefit)
                                   406,178   (127,985)   718,482    (158,133)

Earnings (Loss) From Continuing
  Operations                          $         $           $          $
                                   612,364   (223,040)   1,056,064  (263,676)

Loss From Discontinued Operations,
  Net of Income taxes
                                   (253,945) (140,485)   (348,857)  (260,997)

Net Earnings (Loss)                  $         $           $          $
                                   358,419   (363,525)   707,207    (524,673)

Basic and Diluted Earnings (Loss) Per Share:
  Continuing Operations               $         $           $          $
                                   0.22      (0.08)      0.39       (0.10)
  Discontinued Operations
                                   (0.09)    (0.05)      (0.13)     (0.09)
Total Basic and Diluted Net
  Earnings (Loss) Per Share           $         $           $          $
                                   0.13      (0.13)      0.26       (0.19)

Weighted Average Shares
Outstanding:
     Basic
                                   2,726,320 2,726,320   2,726,320  2,726,320
     Diluted
                                   2,733,614 2,726,320   2,726,320  2,726,320

See notes to condensed financial statements.


                  AIR T, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                                              SEPTEMBER 30,       MARCH 31,
                                           2003                 2003
                                                 (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                    $                $
                                            412,626         79,715
    Marketable securities
                                            817,800         1,057,042
    Accounts receivable, less allowance
      for doubtful accounts of $464,212 at
  September
      30, 2003 and $449,358 at March 31, 2003
                                            5,684,288       6,239,144
    Notes receivable-current
                                            33,452          -
    Income taxes receivable
                                            41,903          -
    Inventories, net
                                            6,818,510       6,275,288
    Assets held for sale                                     -
                                                           1,950,000
    Deferred tax asset
                                            682,897         1,036,998
    Prepaid expenses and other
                                            110,246         129,029
      Total Current Assets
                                            14,601,722      16,767,216

  Property and Equipment
                                            6,858,737       7,092,032
    Less accumulated depreciation
                                            (4,987,387)     (4,788,779)
      Property and Equipment, net
                                            1,871,350       2,303,253

  Deferred Tax Asset
                                            1,130,784       1,096,883
  Intangible Pension Asset
                                            189,862         219,862
  Other Assets
                                            976,392         940,479
  Notes Receivable-long-term
                                            298,284         -
      Total Assets                               $                $
                                            19,068,394      21,327,693

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable
                                            3,490,565       4,436,291
    Accrued expenses
                                            2,173,120       1,691,341
    Billings in excess of costs and estimated
      earnings on uncompleted contracts
                                            290,978         760,979
    Income taxes payable                                     -
                                                           180,278
    Current portion of long-term debt and
  obligations                                110,682         113,130
     Total Current Liabilities
                                            6,065,345       7,182,019

  Capital Lease Obligations (less current
 portion)                                    32,122          50,070

  Long-term Debt (less current portion)
                                            369,193         2,345,910

  Deferred Retirement Obligations (less
 current portion)                            2,159,754       2,138,712

  Stockholders' Equity:
    Preferred stock, $1 par value, authorized 50,000
  shares,
      none issued                                            -
                                                           -
    Common stock, par value $.25; authorized 4,000,000
  shares;
      2,726,320 and 2,726,320 shares issued
  and outstanding                            681,580         681,580
    Additional paid in capital
                                            6,863,898       6,863,898
    Retained earnings
                                            3,236,763       2,529,556
    Accumulated other comprehensive loss
                                            (340,261)       (464,052)

                                            10,441,980      9,610,982
      Total Liabilities and Stockholders'        $                $
  Equity                                     19,068,394      21,327,693



                                              SEPTEMBER 30,       MARCH 31,
                                           2003                 2003
                                                 (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                    $                $
                                            412,626         79,715
    Marketable securities
                                            817,800         1,057,042
    Accounts receivable, less allowance
      for doubtful accounts of $464,212 at
  September
      30, 2003 and $449,358 at March 31, 2003
                                            5,684,288       6,239,144
    Notes receivable-current
                                            33,452          -
    Income taxes receivable
                                            41,903          -
    Inventories, net
                                            6,818,510       6,275,288
    Assets held for sale                                     -
                                                           1,950,000
    Deferred tax asset
                                            682,897         1,036,998
    Prepaid expenses and other
                                            110,246         129,029
      Total Current Assets
                                            14,601,722      16,767,216

  Property and Equipment
                                            6,858,737       7,092,032
    Less accumulated depreciation
                                            (4,987,387)     (4,788,779)
      Property and Equipment, net
                                            1,871,350       2,303,253

  Deferred Tax Asset
                                            1,130,784       1,096,883
  Intangible Pension Asset
                                            189,862         219,862
  Other Assets
                                            976,392         940,479
  Notes Receivable-long-term
                                            298,284         -
      Total Assets                               $                $
                                            19,068,394      21,327,693

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable
                                            3,490,565       4,436,291
    Accrued expenses
                                            2,173,120       1,691,341
    Billings in excess of costs and estimated
      earnings on uncompleted contracts
                                            290,978         760,979
    Income taxes payable                                     -
                                                           180,278
    Current portion of long-term debt and
  obligations                                110,682         113,130
     Total Current Liabilities
                                            6,065,345       7,182,019

  Capital Lease Obligations (less current
 portion)                                    32,122          50,070

  Long-term Debt (less current portion)
                                            369,193         2,345,910

  Deferred Retirement Obligations (less
 current portion)                            2,159,754       2,138,712

  Stockholders' Equity:
    Preferred stock, $1 par value, authorized 50,000
  shares,
      none issued                                            -
                                                           -
    Common stock, par value $.25; authorized 4,000,000
  shares;
      2,726,320 and 2,726,320 shares issued
  and outstanding                            681,580         681,580
    Additional paid in capital
                                            6,863,898       6,863,898
    Retained earnings
                                            3,236,763       2,529,556
    Accumulated other comprehensive loss
                                            (340,261)       (464,052)

                                            10,441,980      9,610,982
      Total Liabilities and Stockholders'        $                $
  Equity                                     19,068,394      21,327,693

See notes to condensed financial statements.


                  AIR T, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Six Months Ended
                                                      September 30,
                                                      2003      2002
<s                                                <c>          <c>
>
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                            $
                                              707,207     $(524,673
                                                         )
    Adjustments to reconcile net earnings
  (loss) to net
    cash provided by operating activities:
       Change in accounts receivable and
    inventory reserves                         77,323      123,314
       Depreciation and amortization
                                              275,377     354,331
       Deferred tax provision (benefit)
                                              320,200     (42,097)
       Loss on disposal of assets and impairment       -
    of investments                                        130,716
       Net periodic pension cost
                                              79,998      42,498
    Change in assets and liabilities which provided
  (used) cash
       Accounts receivable
                                              540,002     430,229
       Income taxes receivable                                     -
                                              (41,903)
       Inventories
                                              (363,087)   768,378
       Prepaid expenses and other
                                              31,942      8,821
       Accounts payable
                                              (945,726)   (562,800)
       Accrued expenses
                                              450,375     (124,508)
       Billings in excess of costs and estimated
          earnings on uncompleted contracts                            -
                                              (470,001)
       Costs and estimated earnings in excess
          of billings on uncompleted contracts             -           -
       Income taxes payable
                                              (180,278)   (510,731)
        Total adjustments
                                              (225,778)   618,151
     Net cash provided by operating activities
                                              481,429     93,478
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets-discontinued                        -
  operations                                   1,550,000
    Proceeds from sale of marketable securities                      -
                                              325,575
    Proceeds from sale of equipment                      -
                                                         140,000
    Capital expenditures
                                              (71,041)    (192,490)
     Net cash provided by (used in) investing
  activities                                   1,804,534   (52,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings on line of
  credit                                       (1,953,05   319,535
                                              2)
    Payment of cash dividend                             -
                                                         (325,854)
    Proceeds from exercise of stock options              -
                                                         5,500
     Net cash used in financing activities
                                              (1,953,05   (819)
                                              2)
NET INCREASE IN CASH & CASH EQUIVALENTS
                                              332,911     40,169
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                         79,715      31,770
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $            $
                                              412,626     71,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Interest                                      $            $
                                              63,539      212,763
    Income taxes
                                              405,743     229,015

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
  Note receivable from sale of assets-           $            $     -
 discontinued operations                       331,736
  Change in fair value of derivatives
                                              41,612      29,000
  Increase in fair value of marketable
 securities                                    82,179      33,256

See notes to condensed financial statements.







                   AIR T, INC AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
              OTHER COMPREHENSIVE LOSS (UNAUDITED)

                                                            Accumulate
                                                            d
                                                               Other
                                        Additiona           Comprehens   Total
                                        l                  ive
                        Common Stock   Paid-In  Retained   Income   Stockholde
                                                                     r's
                       Shares  Amount  Capital  Earnings   (Loss)     Equity
Balance, March 31,                                          $           $
2003                2,726,32 $681,580 $6,863,89  $2,529,55 (464,052)   9,610,982
                   0                8          6
Comprehensive
Income:
Net earnings
                                             707,207
Other Comprehensive Income:
  Unrealized gain on
    securities
                                                      82,179
  Change in fair
 value of
    derivatives
                                                      41,612
Total comprehensive income
                                                                 830,998

Balance, September                                          $
30, 2003            2,726,32 $681,580 $6,863,89  $3,236,76 (340,261)   $10,441,98
                   0                8          3                    0


See notes to condensed financial statements.


                  AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.  Financial Statements

     The Condensed Consolidated Balance Sheet as of September 30, 2003, the Condensed Consolidated Statements of Operations for the three and six-month periods ended September 30, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2003 and 2002 and the Condensed Consolidated Statement of Stockholders' Equity and Other Comprehensive Loss have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and equity position as of September 30, 2003, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2003 and March 31, 2003 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

     The income tax provisions (benefit) for continuing operations for the respective six-months ended September 30, 2003 and 2002 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

C.  Net Earnings (Loss) Per Share

      Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. For the six month period ended September 30, 2003 all outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings (loss) per common share is as follows:

                               Three Months       Six months Ended
                                 Ended
                               September 30,       September 30,
                              2003      2002       2003       2002
Net earnings (loss)         $                      $
                          358,419   $(363,525  707,207    $(524,67
                                   )                    3)

Basic and Diluted Earnings
(Loss)
  Per Share:
   Continuing Operations     $          $           $           $
                          0.22      (0.08)     0.39       (0.10)
   Discontinued Operations
                          (0.09)    (0.05)     (0.13)     (0.09)
Total Basic and Diluted
Net
   Earnings (Loss) Per       $          $           $           $
  Share                    0.13      (0.13)     0.26       (0.19)

Weighted Average Shares
Outstanding:
   Basic
                          2,726,320 2,726,320  2,726,32   2,726,32
                                             0          0
   Plus:  Incremental
  shares from
          stock options                       -           -           -
                          7,294
   Diluted
                          2,733,614 2,726,320  2,726,32   2,726,32
                                             0          0


Inventories

Inventories consist of the following:


                                September 30, 2003    March 31, 2003
Aircraft parts and supplies     $                     $
                             1,999,983            2,088,315
Aircraft equipment
manufacturing:
   Raw materials
                             3,722,547            2,595,448
   Work in process
                             872,128              745,409
   Finished goods
                             1,416,282            1,940,077

Total Inventory
                             8,010,940            7,369,249
Reserves
                             (1,192,430)          (1,093,961)

Total, net of reserves          $                     $
                             6,818,510            6,275,288


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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements, initial recognition and initial measurement provisions of this Interpretation are currently effective and did not affect our financial position and results of operations for the three and six months ended September 30, 2003.

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of September 30, 2003 the Company's warranty reserve amounted to $150,000.


Product warranty reserve activity during the six-months ended
September 30, 2003 is as follows:

Balance at 3/31/03      $116,000
 Additions to reserve     66,000
 Use of reserve          (32,000)
Balance at 9/30/03      $150,000

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles Bulletin No. 25. The Company has applied the fair value recognition provisions of SFAS NO. 123 to its stock-based compensation and has determined that there is no effect on net income and earnings per share for the three-month and six-month periods ended September 30, 2003 and 2002 respectively.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. For variable interest entities created or acquired prior to that date, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company beginning July 1,2003, although FASB has recently proposed that implementation of certain provisions of SFAS NO. 150 be postponed indefinitely. The Company has determined that the adoption of SFAS No. 150 will not have an impact on the Company's financial position or results of operations.

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

During the second quarter of fiscal 2003, the Company had outstanding two interest rate swaps with a notional amount of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5% respectively. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. The fair value of the remaining swap changed by $30,000 from a liability of $129,000 at March 31, 2003, to a liability of $99,000 as of September 30, 2003. This liability is included in long-term debt in the condensed consolidated balance sheets. The Company assesses the effectiveness of the swap using the hypothetical derivative method.

On October 30, 2003, the Company terminated its remaining credit line swap for $97,500. The amount included in accumulated other comprehensive loss of $99,000 will be reclassified to earnings as interest expense is recognized over the remaining term of the thanks line.

G.  Financing Arrangements

On August 31, 2003 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2005.

The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. Under the provisions of the revolving credit line, the sale of MAS as described in Note H. would be considered an event of default. The Company has obtained a waiver for this covenant as of September 30, 2003. As of September 30, 2003, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at September 30, 2003 was 1.11%. At September 30, 2003 and March 31, 2003, the amounts outstanding against the line were $271,000 and $2,217,000, respectively. At September 30, 2003, $3,479,000 was available under the terms of the credit facility.

The Company has classified its outstanding bank debt of $271,000 as long-term as of September 30, 2003, to reflect the terms included under the amendment signed on August 31, 2003.

H.    Discontinued Operations

During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of Mountain Aircraft Services, LLC (MAS) and to discontinue the operations of the Company's aviation service sector business. The Company entered into a letter of intent on June 19, 2003 to sell certain assets and the business operations of MAS and closed on the transaction on August 14, 2003. In conjunction with the above sale, the Company agreed to indemnify the buyer and its affiliates with respect to certain matters related to contractual representations and warranties and the operation of the business prior to closing. Although no assurances can be made, the Company does not believe the indemnities provided will have a material effect on its financial condition or results of operations.

Under the terms of the agreement signed on August 14, 2003, the Company also entered into a three year consignment agreement granting the buyer an exclusive right to sell the remaining $1,025,000 net value of MAS inventory included in the Company's condensed consolidated balance sheet as of September 30, 2003. Upon termination of the consignment agreement the buyer will return all unsold inventory to the Company. Accordingly, the accompanying condensed consolidated financial statements reflect the sale of certain MAS assets and reclassify the net operations of MAS as discontinued operations, net of tax, for all periods presented.

A summary of the assets held for sale at September 30, 2003 and March 31, 2003 is as follows:

                             September 30, 2003       March 31, 2003
Inventory                        $       -              $1,900,000
Property, plant and equipment            -                  50,000
Assets held for sale             $       -              $1,950,000






      A summary of the operating results of the discontinued operations for the six-months ended September 30, 2003 and 2002 is as follows:

                                       2003             2002

         Revenue                   $ 2,565,931      $  2,749,546
         Operating Loss            $  (373,819)     $   (193,965)

         Loss before income taxes  $  (571,897)     $   (427,864)
         Income tax benefit            223,040           166,867

         Net loss                  $  (348,857)     $   (260,997)

I.   Segment Information

     The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services.

     During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company's aviation service sector business. On August 14, 2003, the Company closed on its transaction to sell certain assets and the business operations of MAS. Therefore the operations of MAS and the consigned inventory, as discussed in Note H. Discontinued Operations, are not presented in the segment information below.

     The subsidiaries with continuing operations have been combined into the following two reportable segments: overnight air cargo and ground equipment. The overnight air cargo segment encompasses services provided primarily to one customer, Federal Express Corporation, and the ground equipment segment encompasses the operations of Global Ground Support, LLC.

Segment data is summarized as follows:


                      Three months ended September 30,     Six months ended September 30,
                                               200     200            2003                200
                                             3      2                                2
Operating Revenues
  Overnight Air                                $        $     $    15,799,774                $
 Cargo                                      8,5     7,7                               14,
                                           14,     15,                               338
                                           306     802                               ,48
                                                                                   5
  Ground Equipment                                                  8,879,365
                                           5,1     1,4                               5,0
                                           08,     58,                               34,
                                           772     718                               177
  Total                                         $        $     $    24,679,139                $
                                           13,     9,1                               19,
                                           623     74,                               372
                                           ,07     520                               ,66
                                           8                                        2

Operating Income
(Loss)
  Overnight Air                                $        $     $     2,006,175
 Cargo                                      988     694                               1,3
                                           ,37     ,87                               09,
                                           8       6                                 510
  Ground Equipment                                                  1,013,381
                                           694     (55                               (56
                                           ,97     2,6                               9,2
                                           1       03)                               57)
  Corporate (1)                                                    (1,405,471)
                                           (74     (53                               (1,
                                           4,2     1,9                               089
                                           10)     93)                               ,18
                                                                                   3)
  Total                                         $        $     $     1,614,085                $
                                           939     (38                               (34
                                           ,13     9,7                               8,9
                                           9       20)                               30)

Depreciation and Amortization
  Overnight Air                                $        $     $       110,476
 Cargo                                      55,     64,                               129
                                           675     808                               ,74
                                                                                   3
  Ground Equipment                                                     82,067
                                           40,     46,                               94,
                                           399     123                               184
  Corporate                                                            82,834
                                           41,     35,                               70,
                                           746     667                               094
  Total                                         $        $     $       275,377                $
                                           137     146                               294
                                           ,82     ,59                               ,02
                                           0       8                                 1

Capital
Expenditures, net
  Overnight Air                                $        $     $        32,148                $
 Cargo                                      23,     9,1                               17,
                                           534     38                                752
  Ground Equipment                                                     15,548
                                           11,     90,                               94,
                                           131     467                               884
  Corporate                                                            23,345
                                           22,     79,                               79,
                                           548     057                               854
  Total                                         $        $     $        71,041                $
                                           57,     178                               192
                                           213     ,66                               ,49
                                                  2                                 0


                                                  11


                                    As of
                                               Sep     Mar
                                            tem    ch
                                            ber    31,
                                            30,    200
                                            200     3
                                             3
Identifiable
Assets
  Overnight Air                                $        $
 Cargo                                      4,3     4,1
                                           81,     30,
                                           440     676
  Ground Equipment
                                           10,     8,6
                                           115     15,
                                           ,53     032
                                           1
  Corporate
                                           3,1     4,6
                                           61,     84,
                                           239     070

  Total                                         $        $
                                           17,     17,
                                           658     429
                                           ,21     ,77
                                           0       8



J.   Commitments and Contingencies

     Global and one of its employees are defendants in a lawsuit filed in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services et al v. Terex, et al. In this action, the plaintiffs allege that they provided to Global and the employee certain trade secrets regarding aircraft de/anti-icing systems that were then disclosed by Global and the employee to third parties. The plaintiffs allege misappropriation of trade secrets, breach of contract and violation of the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages. The Company and its employee have filed an answer in this action denying all liability. Upon Global's motion, the court has dismissed the plaintiff's claims under the Racketeer Influenced and Corrupt Organizations Act. Recently the plaintiffs amended the complaint to add a patent infringement claim, which appears to involve the same materials and information that constitute the alleged trade secrets Global has not yet responded to the newly-filed patent claim. The Company does not believe that the action has any merit and intends to defend the lawsuit vigorously. In November 2002, Global and the Company filed suit in North Carolina state court against affiliates of the plaintiffs in the Catalyst & Chemical Services et al v. Terex, et al action alleging defamation. This action has been removed to, and is pending before, the United States District Court for the District of Columbia.

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

























Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Continuing Operations.

Overview

     The Company's most significant component of revenues, which accounted for 64.0% of revenues for the six months ended
September 30, 2003, was generated by its air cargo subsidiaries, Mountain Air Cargo, Inc.(MAC) and CSA Air, Inc.(CSA).

MAC and CSA are short-haul express air freight carriers. MAC and CSA's revenues contributed approximately $15,800,000 and $14,338,000 to the Company's revenues for the six-month periods ended September 30, 2003 and 2002, respectively. The increase in revenues was primarily attributed to increased cargo and maintenance services, related to aircraft fleet modernization and route expansion, provided during the current period. Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue-generating aircraft operated, the Company passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the four types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, ATR 42 and Short Brothers SD3-30. Cessna Caravan and Fokker F-27 and ATR 42 aircraft (a total of 99 aircraft at September 30, 2003) are owned by and dry-leased from Federal Express Corporation (Customer), and Short Brothers SD3-30 aircraft (two aircraft at September 30,
2003) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Global Ground Support, LLC (Global), another subsidiary of the Company, manufactures, services and supports aircraft deicers and other specialized equipment on a worldwide basis. Global's revenue contributed approximately $8,879,000 and $5,034,000 to the Company's revenues for the six-month periods ended September 30, 2003 and 2002, respectively. The increase in revenues in 2003 was primarily related to a current period increase in sales of mobile deicers and a large scale airport contract.

     Until the second quarter of fiscal 2004, the business of Global had been adversely affected by reduced orders from commercial airlines and aviation related companies. The decrease in orders, which started in early 2001, declined further after September 11, 2001. Global, which also derives a significant portion of its revenue from sale of products for military applications, experienced temporary declines in orders for certain military programs due to funding delays during fiscal 2003.

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

Critical Accounting Policies and Estimates


     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions, related to both continuing and
discontinued operations could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation, retirement benefit obligations and valuation of revenue recognized under the percentage of completion method. Following is a discussion of critical accounting policies and related management estimates and assumptions necessary in determining the value of related assets or liabilities.

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



Results of Operations

     The operations of MAS have been reclassified as discontinued operations and, therefore, are not included in the Results of Continuing Operations discussed below.

     Consolidated revenue increased $5,306,000 (27.4%) to $24,679,000 and $4,449,000 (48.5%) to $13,623,000, respectively, for the six and three-month periods ended September 30, 2003 compared to their equivalent 2002 periods. The six and three-month current period net increase in revenue primarily resulted from increased revenue at both Global and MAC, as described in the Overview section of Item 2.

     Operating expenses increased $3,343,000 (17.0%) to $23,065,000 for the six-month period ended September 30, 2003 and $3,120,000 (32.6%) to $12,684,000 for the three-month period ended September 30, 2003 compared to their equivalent 2002 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations increased $11,000 (0.2%), primarily as a result of schedule changes which increased costs associated with airport fees, pilot salaries and travel partially offset by decreased fuel costs; maintenance expense increased $681,000 (14.0%), primarily as a result of increases in the cost of parts, outside maintenance and maintenance salaries, related to aircraft fleet modernization and route expansion; ground equipment increased $2,399,000 (56.4%), as a result of higher cost of parts and labor associated with increased Global sales; and general and administrative expense increased $271,000 (7.8%) primarily as a result of increased profit sharing accrual, staffing, contract labor, rent and professional fees.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations increased $68,000 (1.9%), primarily as a result of schedule changes which increased costs associated with airport fees, pilot salaries and travel partially offset by decreased fuel costs; maintenance expense increased $423,000 (15.6%), primarily as a result of increased cost of parts, outside maintenance and maintenance salaries stated above; ground equipment increased $2,416,000 (176.9%), as a result of higher cost of parts and labor associated with increased Global sales; and general and administrative expense increased $221,000 (13.0%) primarily as a result of increased profit sharing accrual, staffing, rent, contract labor and professional fees.

     As discussed above, the current six month period's increased revenues and related operating income resulted primarily from increased production related to commercial equipment orders and a large scale airport contract at Global and increased service revenues in the air cargo sector. During the six month period ended September 30, 2003 Global's revenue and operating income increased $3,845,000 (76.4%) and $1,583,000 (278.2%), respectively, to $8,879,000 and $1,013,000, respectively, compared to the six months ended September 30, 2002.

     Net non-operating income increased $233,000 and $41,000, respectively, for the six and three-month periods ended September 30, 2003 compared to September 30, 2002. The six-month increase in non-operating income was principally due to no loss on impairment of marketable securities in the current year and
decreased interest expense.   The three-month increase was
principally due to decreased interest expense.

     Pretax earnings increased $2,196,000 and $1,370,000, respectively, for the six and three-month periods ended September
30, 2003, compared to their respective September 30, 2002 periods. The six-month increase was principally due to the above stated increase in air cargo and ground equipment earnings.

     The provision for income taxes increased $877,000 and $534,000 for the six and three-month periods ended September 30, 2003, respectively compared to their respective 2002 periods, primarily due to the increased profits for the periods ended September 30, 2003. The effective tax rate for the three and six-month periods ended September 30, 2003 and 2002 averaged approximately 39%.



Liquidity and Capital Resources

     As of September 30, 2003 the Company's working capital amounted to $8,536,000, a decrease of $1,049,000 compared to March 31, 2003. The net decrease primarily resulted from decreased assets held for sale and accounts receivable and increased accrued expenses, partially offset by increased inventory and decreased accounts payables and billings in excess of cost. On August 31, 2003 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2005.

     The credit facility contains customary events of default, a subjective clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. Under the provisions of the revolving credit line, the sale of MAS as described in Note H. would be considered an event of default. The Company has obtained a waiver for this covenant as of September 30, 2003. As of September 30, 2003, the Company was in compliance with all of the restrictive covenants.

     The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at September 30, 2003 was 1.11%. At September 30, 2003 and March 31, 2003, the amounts outstanding against the line were $271,000 and $2,217,000, respectively. At September 30, 2003, an additional $3,479,000 was available under the terms of the credit facility.

     The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

     The Company has classified the $271,000 outstanding balance on its credit line as of September 30, 2003 as long-term to reflect the terms included under the amendment signed on August
31, 2003.

     The respective six-month periods ended September 30, 2003 and 2002 resulted in the following changes in cash flow: operating activities provided $481,000 and $93,000, investing activities provided $1,805,000 and used $52,000 and financing activities used $1,953,000 and $1,000. Net cash increased $333,000 and $40,000 for the respective six-month periods ended September 30, 2003 and 2002.

     Cash provided by operating activities was $388,000 more for the six-months ended September 30, 2003 compared to the similar 2002 period, principally due to increased earnings and accrued expenses, offset by decreased accounts payable, billings in excess of cost and an increase in inventory.

     Cash provided by investing activities for the six-months ended September 30, 2003 was approximately $1,857,000 more than the comparable period in 2002, principally due to proceeds from the sale of MAS assets-discontinued operations and marketable securities and decreased capital expenditures.

     Cash used in financing activities for the six-months ended September 30, 2003 was approximately $1,952,000 more than the comparable 2002 period, principally due to a decrease in net borrowings under the line of credit in 2003 partially offset by a current period decrease in cash dividend.

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


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

SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 was effective for the Company beginning April 1, 2002. The effect of the adoption of SFAS No. 144 on management's plan to discontinue the operations of MAS is reflected in the Company's condensed consolidated statements of financial position and results of operations and is detailed in Note H Discontinued Operations in the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements, initial recognition and initial measurement provisions of this Interpretation are currently effective and did not affect our financial position and results of operations for the three and six months ended September 30, 2003.

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of September 30, 2003 the Company's warranty reserve amounted to $150,000.

Product warranty reserve activity during the six-months ended
September 30, 2003 is as follows:

Balance at 3/31/03      $116,000
 Additions to reserve     66,000
 Use of reserve          (32,000)
Balance at 9/30/03      $150,000

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles Bulletin No. 25. The Company has applied the fair value recognition provisions of SFAS NO. 123 to its stock-based compensation and has determined that there is no effect on net income and earnings per share for the three-month and six-month periods ended September 30, 2003 and 2002 respectively.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. For variable interest entities created or acquired prior to that date, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company beginning July 1,2003, although FASB has recently proposed that implementation of certain provisions of SFAS NO. 150 be postponed indefinitely. The Company has determined that the adoption of SFAS No. 150 will not have an impact on the Company's financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.

The Company does not hold or issue derivative financial instruments for trading purposes. As of September 30, 2003 the Company had outstanding one interest rate swap agreement to reduce its exposure to the fluctuations of LIBOR-based variable interest rates. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at September 30, 2003, interest expense for the six months ended September 30, 2003 would have increased by approximately $1,500. On October 30, 2003 the Company terminated its remaining credit line swap for $97,500.


Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial
Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly
Report on Form 10-Q, and they have concluded that these disclosure controls and procedures are effective.

     During the quarter ended September 30, 2003, the Company made certain changes to its internal control procedures related to operations to enhance procedures to verify the independence of vendors and to periodically review nonstandard payment terms required by vendors. There was no change in internal controls over financial reporting during or subsequent to the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.






     PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

No.                      Description

3.1 Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003

3.2 By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.15     Amendment No 2. to Loan Agreement among Bank of America
     N.A. the Company and its subsidiaries, dated August 31, 2003.


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


 b.   Reports on Form 8-K

No Current Reports on Form 8-K were filed in the three months ended September 30, 2003.
























                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AIR T, INC.
                                        (Registrant)



Date:    November 6, 2003
                          Walter Clark, Chief Executive Officer

Date:    November 6, 2003
                          John J. Gioffre, Chief Financial
Officer













































                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AIR T, INC.
                                        (Registrant)


Date:  November 6, 2003              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  November 6, 2003              /s/ John Gioffre
                          John J. Gioffre, Chief Financial
Officer











































                           AIR T, INC
                          EXHIBIT INDEX



PAGE
10.1 Amendment No 2. to Loan Agreement among Bank of America N.A. the Company and its subsidiaries, dated August 31, 2003.

31.1      Section 302 Certification of Walter Clark
22

31.2      Section 302 Certification of John J. Gioffre
23

32.1      Section 906 Certification of Walter Clark
24

32.2      Section 906 Certification of John J. Gioffre
25