Form 10-Q
period 2003-12-31
AIR T INC
filed 2004-02-13
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended         December 31, 2003
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


                  Yes   X                 No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

                  Yes                     No   X


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     2,726,320 Common Shares, par value of $.25 per share were outstanding as of February 12, 2004







                       AIR T, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
     for the three and nine-month periods ended
     December 31, 2003 and 2002 (Unaudited)                        3

     Condensed Consolidated Balance Sheets at
     December 31, 2003  (Unaudited)
     and March 31, 2003                                            4

     Condensed Consolidated Statements of Cash
     Flows for the nine-month periods
     ended December 31, 2003 and 2002 (Unaudited)                  5

     Condensed Consolidated Statement of Stockholders'
     Equity and Other Comprehensive Loss
     at December 31, 2003 (Unaudited)                              6


     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                     7-12

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                   13-18

     Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk                                    19

     Item 4.  Controls and Procedures                             19

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                    19

     Signatures                                                   20

     Exhibit Index                                                21

     Officers' Certifications                                  22-25





















                           AIR T, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               Three Months Ended         Nine Months Ended
                                   December 31,            December 31,
                                2003          2002         2003         2002
Operating Revenues:
 Overnight air cargo        $10,050,669   $ 7,241,762  $25,850,443  $21,580,247
 Ground equipment             2,929,464     3,992,789   11,808,829    9,026,966
                             12,980,133    11,234,551   37,659,272   30,607,213

Operating Expenses:
 Flight-air cargo             4,096,976     3,611,089   10,951,845   10,455,404
 Maintenance-air cargo        4,174,526     2,487,017    9,709,612    7,341,164
 Ground equipment             2,320,453     3,090,356    8,970,654    7,341,304
 General and administrative   1,885,169     1,749,671    5,634,690    5,227,832
 Depreciation and amortization  132,886       136,461      408,263      430,482
                             12,610,010    11,074,594   35,675,064   30,796,186

Operating Income (Loss)         370,123       159,957    1,984,208    (188,973)

Non-operating (Income) Expense:
 Interest                        14,909        13,269      (75,249)      23,856
 Cash surrender value of
      life insurance           (123,000)       (6,000)    (137,500)     (18,000)
Deferred retirement expense       5,250         5,250       15,750       15,750
 Impairment of marketable
      securities                    -          13,810         -         161,197
 Investment income and other    (20,496)      (43,393)     (86,799)    (126,988)
                               (123,337)      (17,064)    (283,798)      55,815

Earnings (Loss) From Continuing
 Operations Before Income Taxes 493,460       177,021     2,268,006    (244,788)

Income Tax provision (Benefit)  184,654        75,207       903,137     (82,926)

Earnings (Loss) From Continuing
 Operations                   $ 308,806   $   101,814   $ 1,364,869  $ (161,862)

Loss From Discontinued Operations,
 Net of Income taxes            (78,786)      (64,451)     (427,643)   (325,448)

Net Earnings (Loss)           $ 230,020   $    37,363   $   937,226  $ (487,310)

Basic and Diluted Earnings (Loss) Per Share:
 Continuing Operations        $    0.11   $      0.04   $      0.50  $    (0.06)
 Discontinued Operations          (0.03)        (0.03)        (0.16)      (0.12)
Total Basic and Diluted Net
 Earnings (Loss) Per Share    $    0.08   $      0.01   $      0.34  $    (0.18)

Weighted Average Shares Outstanding:
   Basic                      2,726,320     2,726,320     2,726,320   2,726,320
   Diluted                    2,747,928     2,726,320     2,730,717   2,726,320

See notes to condensed consolidated financial statements.


                          AIR T, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 31, 2003  MARCH 31, 2003
                                                 (Unaudited>
ASSETS
 Current Assets:
  Cash and cash equivalents                 $       474,243       $     79,715
  Marketable securities                             874,612          1,057,042
  Accounts receivable, less allowance
    for doubtful accounts of $359,927 at December
    31, 2003 and $449,358 at
        March 31, 2003                            3,962,096          6,239,144
  Notes receivable-current                           33,452               -
  Income taxes receivable                            16,825               -
  Inventories, net                                8,469,642          6,275,288
  Assets held for sale                                 -             1,950,000
  Deferred tax asset                              1,132,161          1,036,998
  Prepaid expenses and other                        128,964            129,029
    Total Current Assets                         15,091,995         16,767,216

 Property and Equipment                           7,202,636          7,092,032
  Less accumulated depreciation                  (5,097,199)        (4,788,779)
    Property and Equipment, net                   2,105,437          2,303,253

 Deferred Tax Asset                                 580,180          1,096,883
 Intangible Pension Asset                            76,647            219,862
 Other Assets                                     1,164,145            940,479
 Notes Receivable-long-term                         289,921               -
    Total Assets                            $    19,308,325        $21,327,693

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                3,984,812          4,436,291
  Accrued expenses                                2,340,592          1,691,341
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                98,318            760,979
  Income taxes payable                                 -               180,278
  Current portion of long-term debt and
                   obligations                      110,682            113,130
   Total Current Liabilities                      6,534,404          7,182,019

 Capital Lease Obligations (less
                 current portion)                    55,197             50,070

 Long-term Debt (less current portion)              103,767          2,345,910

 Deferred Retirement Obligations (less
                 current portion)                 1,587,275          2,138,712

 Stockholders' Equity:
  Preferred stock, $1 par value,
authorized 50,000 shares,  none issued                 -                  -
  Common stock, par value $.25; authorized
4,000,000 shares;  2,726,320 and 2,726,320
 shares issued and outstanding                      681,580            681,580
  Additional paid in capital                      6,863,898          6,863,898
  Retained earnings                               3,466,782          2,529,556
  Accumulated other comprehensive
     income (loss)                                   15,422           (464,052)
                                                 11,027,682          9,610,982
    Total Liabilities and Stockholders'
                     Equity                  $   19,308,325     $   21,327,693

See notes to condensed consolidated financial statements.


                          AIR T, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          Nine Months Ended
                                                              December 31,
                                                          2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                 $   937,226   $ (487,310)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
    Change in accounts receivable and
       Inventory reserves                                  6,270      137,921
    Depreciation and amortization                        408,263      520,351
    Increase in cash surrender value of life insurance  (117,000)        -
    Deferred tax provision (benefit)                     421,540      (30,511)
    Loss on disposal of assets and impairment
       of investments                                       -         130,716
    Net periodic pension cost                            218,571       68,997
  Change in assets and liabilities which provided (used) cash:
    Accounts receivable                                2,366,479   (1,029,915)
    Income taxes receivable                              (16,825)        -
    Inventories                                       (2,322,715)     718,228
    Prepaid expenses and other                           (29,974)     (61,515)
    Accounts payable                                    (751,479)     (77,745)
    Accrued expenses                                     603,370      317,803
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                (662,661)        -
    Income taxes payable                                (180,278)    (521,550)
     Total adjustments                                   (56,439)     328,270
   Net cash provided by (used in) operating
       activities                                        880,787     (159,040)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets-discontinued operations 1,550,000         -
  Proceeds from sale of marketable securities            325,575         -
  Proceeds from sale of equipment                           -         140,000
  Capital expenditures                                  (141,297)    (242,731)
   Net cash provided by (used in) investing activities 1,734,278     (102,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings on line of credit       (2,220,537)     632,691
  Payment of cash dividend                                  -        (325,854)
  Proceeds from exercise of stock options                   -           5,500
   Net cash (used in) provided by financing
      activities                                      (2,220,537)     312,337
NET INCREASE IN CASH & CASH EQUIVALENTS                  394,528       50,566
CASH AND CASH EQUIVALENTS AT
                BEGINNING OF PERIOD                       79,715       31,770
CASH AND CASH EQUIVALENTS AT
                 END OF PERIOD                      $    474,243   $   82,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                          $     78,396   $  309,640
  Income taxes                                           474,901      262,019

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
 Note receivable from sale of assets-discontinued
                 operations                         $    323,373   $     -
 Change in fair value of derivatives                      51,640       20,998
 Increase in fair value of marketable securities         144,475       42,622

See notes to condensed consolidated financial statements.


                           AIR T, INC AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                                       Accumulated
                                                          Other
                                  Additional          Comprehensive   Total
                   Common Stock     Paid-In   Retained     Income  Stockholders'
                 Shares    Amount   Capital   Earnings     (Loss)    Equity
Balance, March
   31, 2003     2,726,320 $681,580 $6,863,898 $2,529,556 $(464,052) $ 9,610,982
Comprehensive Income:
Net earnings                                     937,226
Minimum Pension Liability                                  283,359
Other Comprehensive Income:
 Unrealized gain on
  securities                                               144,475
 Change in fair value of
  derivatives                                               51,640
Total comprehensive income                                            1,416,700

Balance, December
   31, 2003     2,726,320 $681,580 $6,863,898 $3,466,782 $  15,422  $11,027,682







See notes to condensed consolidated financial statements.


                        AIR T, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.  Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 2003, the Condensed Consolidated Statements of Operations for the three and nine-month periods ended December 31, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2003 and 2002 and the Condensed Consolidated Statement of Stockholders' Equity and Other Comprehensive Income (Loss) have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and equity position as of December 31, 2003, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. The results of operations for the period ended December 31 are not necessarily indicative of the operating results for the full year.

B.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2003 and March 31, 2003 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

     The income tax provision (benefit) from continuing operations for the respective nine-months ended December 31, 2003 and 2002 differ from the federal statutory rate primarily as a result of state income taxes and permanent timing differences.

C.  Net Earnings (Loss) Per Share

      Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. For the three-month and nine-month period ended December 31, 2002 all outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings (loss) per common share is as follows:

                                    Three Months Ended      Nine Months Ended
                                        December 31,           December 31,
                                     2003         2002       2003        2002

Net earnings (loss)              $  230,020  $   37,363  $  937,226  $ (487,310)

Basic and Diluted Earnings (Loss)
  Per Share:
  Continuing Operations          $     0.11  $     0.04  $     0.50  $    (0.06)
  Discontinued Operations             (0.03)      (0.03)      (0.16)      (0.12)
Total Basic and Diluted Net
  Earnings (Loss) Per Share      $     0.08  $     0.01  $     0.34  $    (0.18)

Weighted Average Shares Outstanding:
  Basic                           2,726,320   2,726,320   2,726,320   2,726,320
  Plus:  Incremental shares from
         stock options               21,608        -          4,397        -
  Diluted                         2,747,928   2,726,320   2,730,717   2,726,320

                                     7

D.   Inventories

Inventories consist of the following:

                                  December 31, 2003   March 31, 2003

Aircraft parts and supplies          $  1,769,432       $ 2,088,315
Aircraft equipment manufacturing:
  Raw materials                         3,834,278         2,595,448
  Work in process                       1,686,429           745,409
  Finished goods                        2,369,165         1,940,077

Total Inventory                         9,659,304         7,369,249
Reserves                               (1,189,662)       (1,093,961)

Total, net of reserves               $  8,469,642       $ 6,275,288


Recent Accounting Pronouncements

The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for the Company beginning April 1, 2003. Adoption of SFAS No. 143 did not have a material effect on the Company's financial position and results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements, initial recognition and initial measurement provisions of this Interpretation are currently effective and did not have a material effect on our financial position and results of operations for the three and nine months ended December 31, 2003.

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of December 31, 2003 the Company's warranty reserve amounted to $127,000.

                                     8

Product warranty reserve activity during the nine-months ended December 31, 2003 is as follows:

Balance at 3/31/03      $116,000
 Additions to reserve    111,000
 Use of reserve         (100,000)
Balance at 12/31/03     $127,000

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles Bulletin No. 25. The Company has applied the fair value recognition provisions of SFAS NO. 123 to its stock-based compensation and has determined that there is no effect on proforma net income and proforma earnings per share for the three-month and nine-month periods ended December 31, 2003 and 2002 respectively.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company beginning July 1,2003, although the FASB has recently proposed that implementation of certain provisions of SFAS NO. 150 be postponed indefinitely. The Company has determined that the adoption of SFAS No. 150 will not have an impact on the Company's financial position or results of operations.

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

In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $88,636 included in accumulated other comprehensive income (loss) at date of termination will be ratably amortized into interest expense over the remaining term of the Company's credit line.



G.  Financing Arrangements

On August 31, 2003 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2005.


                                     9

The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. Under the provisions of the revolving credit line, the sale of MAS, as described in Note H., would be considered an event of default. The Company has obtained a waiver for this covenant. As of December 31, 2003, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at December 31, 2003 was 1.11%. At December 31, 2003 and March 31, 2003, the amounts outstanding against the line were $104,000 and $2,217,000, respectively. At December 31, 2003, $2,116,000 was available under the terms of the credit facility.

The Company has classified its outstanding bank debt of $104,000 as long-term as of December 31, 2003 to reflect the terms included under the amendment signed on August 31, 2003.

H.    Discontinued Operations

During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of Mountain Aircraft Services, LLC (MAS) and to discontinue the operations of the Company's aviation service sector business. The Company entered into a letter of intent on June 19, 2003 to sell certain assets and the business operations of MAS to an investor group which included former management of MAS, for consderation of $1,950,000 and closed on the transaction on August 14, 2003. In conjunction with the above sale, the Company agreed to indemnify the buyer and its affiliates with respect to certain matters related to contractual representations and warranties and the operation of the business prior to closing. Although no assurances can be made, the Company does not believe the indemnities provided will have a material effect on its financial condition or results of operations.

Under the terms of the agreement signed on August 14, 2003, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell the remaining $789,000 net value of MAS inventory included in the Company's condensed consolidated balance sheet as of December 31, 2003. Upon termination of the consignment agreement the buyer will return all unsold inventory to the Company. Accordingly, the accompanying condensed consolidated financial statements reflect the sale of certain MAS assets and reclassify the net operations of MAS as discontinued operations, net of tax, for all periods presented.

A summary of the assets held for sale at December 31, 2003 and March 31,
2003 is as            follows:



      A summary of the operating results of the discontinued operations for the nine-months ended December 31, 2003 and 2002 is as follows:

                                        2003              2002
         Revenue                  $  2,657,752      $  4,946,843
         Operating Loss           $   (503,054)     $   (207,126)

         Loss before income taxes $   (701,054)     $   (533,522)
         Income tax benefit            273,411           208,074

         Net loss                 $   (427,643)     $   (325,448)

                                    10

I.   Segment Information

     The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services.

     During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company's aviation service sector business. On August 14, 2003, the Company closed on its transaction to sell certain assets and the business operations of MAS. Therefore, to present the two periods ended December 2003 and 2002 comparably, the operations of MAS and the consigned inventory, as discussed in Note H. Discontinued Operations, are not presented in the segment and Identifiable asset information below.

     The subsidiaries with continuing operations have been combined into the following two reportable segments: overnight air cargo and ground equipment. The overnight air cargo segment encompasses services provided to one customer, Federal Express Corporation, and the ground equipment segment encompasses the operations of Global Ground Support, LLC.

Segment data is summarized as follows:

                            Three months ended       Nine months ended
                                December 31,            December 31,
                              2003       2002         2003        2002

Operating Revenues
 Overnight Air Cargo   $ 10,050,669  $ 7,241,762  $25,850,443  $21,580,247
 Ground Equipment         2,929,464    3,992,789   11,808,829    9,026,966
 Total                 $ 12,980,133  $11,234,551  $37,659,272  $30,607,213

Operating Income (Loss)
 Overnight Air Cargo   $  1,204,673  $   498,707  $ 3,210,849  $ 1,808,217
 Ground Equipment           (97,784)     262,932      915,596     (306,325)
 Corporate (1)             (736,766)    (601,682)  (2,142,237)  (1,690,865)
     Total             $    370,123  $   159,957  $ 1,984,208  $  (188,973)

Depreciation and Amortization
 Overnight Air Cargo   $     55,624  $    56,183  $   166,100  $   185,926
 Ground Equipment            35,940       43,757      118,007      137,941
 Corporate                   41,322       36,521      124,156      106,615
 Total                 $    132,886  $   136,461  $   408,263  $   430,482

Capital Expenditures, net
 Overnight Air Cargo   $     36,014  $     4,996  $    68,162  $    22,748
 Ground Equipment            22,837       11,779       38,385      106,663
 Corporate                   11,405       32,989       34,750      109,277
 Total                 $     70,256  $    49,764  $   141,297  $   238,688


                                     As of
                                  December 31, 2003
March 31, 2003
Identifiable Assets
 Overnight Air Cargo     $  4,065,598       $  4,130,676
 Ground Equipment          10,727,378          8,615,032
 Corporate                  3,276,884          4,684,070

 Total                   $ 18,069,860       $ 17,429,778

(1) Includes income from inter-segment transactions
                                    11

J.   Resignation of Executive Officer

     Effective December 31, 2003, an executive officer and director of the company resigned his employment with AirT.

     In consideration of approximately $300,000, payable in three installments over a one-year period starting January 12, 2004, the executive agreed to forgo certain retirement and other contractual benefits for which the company had previously accrued aggregate liabilities of amounting to approximately $715,000.

     The above mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 required the recording of a $305,000 reduction in actuarial losses, recorded in Other Comprehensive Loss, a $90,000 reduction in intangible assets and a net $20,000 reduction in executive compensation charges included in the statement of operations. After accounting for the effect of income taxes, these transactions increased the company's reported net earnings from continuing operations by $12,000.

     The company also agreed to buyback purchase from the former executive officer 118,480 shares of AirT common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of the former executive's stock will be recorded in the period that the repurchase occurs as treasury stock transactions.


K.   Commitments and Contingencies

     Global and one of its employees are defendants in a lawsuit filed in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services et al v. Terex, et al. In this action, the plaintiffs allege that they provided to Global and the employee certain trade secrets regarding aircraft de/anti-icing systems that were then disclosed by Global and the employee to third parties. The plaintiffs allege misappropriation of trade secrets, breach of contract and violation of the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages. The Company and its employee have filed an answer in this action denying all liability. Upon Global's motion, the court has dismissed the plaintiff's claims under the Racketeer Influenced and Corrupt Organizations Act. Recently the plaintiffs amended the complaint to add a patent infringement claim, which appears to involve the same materials and information that constitute the alleged trade secrets. Global has not yet responded to the newly-filed patent claim. The Company does not believe that the action has any merit and intends to defend the lawsuit vigorously. In November 2002, Global and the Company filed suit in North Carolina state court against affiliates of the plaintiffs in the Catalyst & Chemical Services et al v. Terex, et al action alleging defamation. This action has been +moved to, and is pending before, the United States District Court for the District of Columbia.

      The Company is currently aware of certain intellectual property, personal injury and environmental matters, some of which involve
pending  or   threatened lawsuits.  If adversely decided, management
believes the results of these pending or threatened lawsuits would not have a material adverse effect on the Company.


                                    12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

Overview

     The Company's most significant component of revenues, which accounted for 68.6% of revenues for the nine months ended December 31, 2003, was generated by its air cargo subsidiaries, Mountain Air Cargo, Inc.(MAC) and CSA Air, Inc.(CSA). MAC and CSA are short-haul express air freight carriers, which provide services to one customer, Federal Express
Corporation (the Customer). MAC and CSA's revenues contributed approximately $25,850,000 and $21,580,000 to the Company's revenues for the nine-month periods ended December 31, 2003 and 2002, respectively. The increase in revenues was primarily attributed to increased cargo and maintenance services, related to the Customer's aircraft fleet modernization and route expansion, provided during the current period. Under the terms of the dry-lease service agreements, which currently covers approximately 98% of the revenue-generating aircraft operated, the Company passes through to its Customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the Customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the four types of aircraft operated by MAC and CSA-Cessna Caravan, Fokker F-27, ATR 42 and Short Brothers SD3-30. Cessna Caravan, Fokker F-27 and ATR 42 aircraft (a total of 99 aircraft at December 31, 2003) are owned by and dry-leased from the Customer, and Short Brothers SD3-30 aircraft (two aircraft at
December 31, 2003) are owned by the Company and operated under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Global Ground Support, LLC (Global), another subsidiary of the Company, manufactures, services and supports aircraft deicers and other specialized equipment on a worldwide basis. Global's revenue contributed approximately $11,809,000 and $9,027,000 to the Company's revenues for the nine-month periods ended December 31, 2003 and 2002, respectively. The increase in revenues in 2003, which took place during the first and second quarters, was primarily related to a current period increase in sales of mobile deicers and a large scale airport contract.

     Except for the second quarter of fiscal 2004, the business of Global had been adversely affected by reduced orders from commercial airlines and aviation-related companies. The decrease in orders, which started in early 2001, declined further after September 11, 2001. Global, which also derives a significant portion of its revenue from sale of products for military applications, experienced temporary declines in orders for certain military programs due to funding delays during fiscal 2003 and the third quarter of fiscal 2004. On January 23, 2004 the Company received a three-year extension to its existing four-year supply agreement with the U.S. Air Force. In connection with the extension, the Air
Force placed a $11.3 million order, to be completed over the next three to four quarters.


     The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries have been combined into the following reportable segments: overnight air cargo and ground equipment in the accompanying condensed consolidated financial statements.

Resignation of Executive Officer

     Effective December 31, 2003, an executive officer and director of the company resigned his employment with AirT.

     In consideration of approximately $300,000, payable in three installments over a one-year period starting January 12, 2004, the executive agreed to forgo certain retirement and other contractual benefits for which the company had previously accrued aggregate liabilities of $715,000.
                                    13

     The above mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 required the recording of a $305,000 reduction in actuarial losses, recorded in Other Comprehensive Income (Loss), a $90,000 reduction in intangible assets and a net $20,000 reduction in executive compensation charges included in the statement of operations. After accounting for the effect of income taxes, these transactions increased the company's reported net earnings from continuing operations by $12,000.

     The company also agreed to buyback purchase from the former executive officer 118,480 shares of AirT common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of the former executive's stock will be recorded in the period that the repurchase occurs as treasury stock transactions.


Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions, related to both continuing and discontinued operations could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation, retirement benefit obligations and valuation of revenue recognized under the percentage of completion method. Following is a discussion of critical accounting policies and related management estimates and assumptions necessary in determining the value of related assets or liabilities.

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

Inventories. The Company's parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories are based on assessment of slow-moving and obsolete inventories, and the current level of sales from consignment inventory. Historical part usage, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, the retirement of aircraft or ground equipment and changes in the aviation industry.

Deferred Taxes. Deferred tax assets and liabilities net of valuation allowance, if any, reflect the likelihood of the recoverability of these assets. Company judgement of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using an appropriate discount rate. Values are affected by the Company's outside actuary's estimates of the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension gain or loss recognized in other comprehensive income. During the quarter ended December 31, 2003, the Company adjusted its deferred retirement obligation balance after reaching a settlement with a Company executive who resigned employment effective December 31, 2003 (see Resignation of Executive Officer).

Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts, certain labor service contracts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method. Revenues for contracts under percentage of completion
                                    14
are measured by the percentage of cost incurred to date, to estimated total cost for each contract or workorder; unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

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


Results of Operations

     In August 2003, the Company completed the sale of certain assets of MAS totaling $3,006,000 for consideration of $1,885,000. The loss associated with this disposition is reflected in discontinued operations. The operations of MAS have been reclassified as discontinued operations and, therefore, are not included in the Results of Continuing Operations discussed below.

     Consolidated revenue increased $7,052,000 (23.0%) to $37,659,000 and $1,746,000 (15.5%) to $12,980,000, respectively, for the nine and three-month periods ended December 31, 2003 compared to their equivalent 2002 periods. The nine and three-month current period net increase in revenue primarily resulted from increased revenue at both MAC and Global, as described in the Overview section of Item 2.

     Operating expenses increased $4,879,000 (15.8%) to $35,675,000 for the nine-month period ended December 31, 2003 and $1,535,000 (13.9%) to $12,610,000 for the three-month period ended December 31, 2003 compared to their equivalent 2002 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations increased $496,000 (4.8%), primarily as a result of schedule changes which increased costs associated with airport fees, pilot salaries and travel partially offset by decreased fuel costs; maintenance expense increased $2,368,000 (32.3%), primarily as a result of increases in the cost of parts, outside maintenance and maintenance salaries, related to aircraft fleet modernization and route expansion; ground equipment increased $1,629,000 (22.2%), as a result of higher cost of parts and labor associated with increased Global sales; and general and administrative expense increased $407,000 (7.8%) primarily as a result of increased profit sharing accrual, the settlement of an executive employment agreement (see Resignation of Executive Officer), staffing, contract labor, rent and professional fees.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations increased $486,000 (13.5%), primarily as a result of schedule changes which increased costs associated with airport fees, pilot salaries and travel partially offset by decreased fuel costs; maintenance expense increased $1,688,000 (67.9%), primarily as a result of increased cost of parts, outside maintenance and maintenance salaries, discussed above; ground equipment decreased $770,000 (24.9%), as a result of lower cost of parts and labor associated with increased Global sales; and general and administrative expense increased $135,000 (7.7%) primarily as a result of the settlement of an executive employment agreement (see Resignation of Edecutive Officer), increased profit sharing accrual, staffing, rent, contract labor and professional fees.

     As discussed above, the current nine-month period's increased revenues and related operating income resulted primarily from increased production related to commercial equipment orders and a large scale airport contract at Global and increased service revenues in the air cargo sector. During the nine month period ended December 31, 2003 Global's revenue and operating income increased $2,782,000 (30.8%) and $1,222,000 (395.6%), respectively, to $11,809,000 and $916,000, respectively, compared to the nine months ended December 31, 2002.

                                    15

     Net non-operating income increased $340,000 and decreased $106,000, respectively, for the nine and three-month periods ended December 31, 2003 compared to December 31, 2002. The nine and three-month increases in non-operating income were principally due to a prior year loss on impairment of marketable securities, increased current period cash surrender value and a current year decrease in interest expense due to lower interest rates and decrease in average debt outstanding.

     Pretax earnings increased $2,513,000 and $316,000, respectively, for the nine and three-month periods ended December 31, 2003, compared to their respective December 31, 2002 periods. The nine-month increase was principally due to the above stated increase in air cargo and ground equipment earnings.

     The provision for income taxes increased $986,000 and $110,000 for the nine and three-month periods ended December 31, 2003, respectively compared to their respective 2002 periods, primarily due to the increased profits for the periods ended December 31, 2003. The effective tax rate for the nine-month periods ended December 31, 2003 and 2002 were, respectively, 39.8% and 33.9%, the lower 2002 period rate was primarily due to state income tax benefits.


Liquidity and Capital Resources

     As of December 31, 2003 the Company's working capital amounted to $8,558,000, a decrease of $1,028,000 compared to March 31, 2003. The change to working capital included $300,000 payable to an executive officer, see Resignation of Executive Officer. The net decrease primarily resulted from decreased assets held for sale and accounts receivable and increased accrued expenses, partially offset by increased inventory and decreased accounts payables and billings in excess of cost and earnings. On August 31, 2003 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2005.

     The credit facility contains customary events of default, a subjective clause and restrictive covenants that, among other matters, require the matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. Under the provisions of the revolving credit line, the sale of MAS as described in Note H. would be considered an event of default. The Company has obtained a waiver for this covenant.
As of December 31, 2003, the Company was in compliance with all of the restrictive covenants.

     The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at December 31, 2003 was 1.11%. At December 31, 2003 and March 31, 2003, the amounts outstanding against the line were $104,000 and $2,217,000, respectively. At December 31, 2003, an additional $2,116,000 was available under the terms of the credit facility.

     The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

     The Company has classified the $104,000 outstanding balance on its credit line as of December 31, 2003 as long-term to reflect the terms included under the amendment signed on August 31, 2003.

     The respective nine-month periods ended December 31, 2003 and 2002 resulted in the following changes in cash flow: operating activities provided $881,000 and used $159,000, investing activities provided $1,734,000 and used $103,000 and financing activities used $2,221,000 and provided $312,000. Net cash increased $395,000 and $51,000 for the respective nine-month periods ended December 31, 2003 and 2002.

     Cash provided by operating activities was $1,040,000 more for the nine-months ended December 31, 2003 compared to the similar 2002 period, principally due to increased earnings and decreased accounts receivables, offset by increased inventory.



                                    16

     Cash provided by investing activities for the nine-months ended December 31, 2003 was approximately $1,837,000 more than the comparable period in 2002, principally due to proceeds from the sale of MAS assets-discontinued operations and marketable securities and decreased capital expenditures.

     Cash used in financing activities for the nine-months ended December 31, 2003 was approximately $2,533,000 more than the comparable 2002 period, principally due to a decrease in net borrowings under the line of credit in 2003 partially offset by a current period decrease in cash dividend.

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

Deferred Retirement Obligations

     During the quarter ended December 31, 2003 the resignation of a Company executive resulted in a $715,000 decrease in the Company's deferred retirement obligation.

     Contractual death benefits for the Company's former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death.

Impact of Inflation

     The Company believes the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations, because increased costs due to the currently low level of inflation can be passed on to its customers, or on to its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and certain maintenance costs are reimbursed, without markup, under current contract terms.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the


                                    17
inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements, initial recognition and initial measurement provisions of this Interpretation are currently effective and did not affect our financial position and results of operations for the three and nine months ended December 31, 2003.

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of December 31, 2003 the Company's warranty reserve amounted to $127,000.

Product warranty reserve activity during the nine-months ended December 31, 2003 is as follows:

Balance at 3/31/03      $116,000
 Additions to reserve    111,000
 Use of reserve         (100,000)
Balance at 12/31/03     $127,000



In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles Bulletin No. 25. The Company has applied the fair value recognition provisions of SFAS NO. 123 to its stock-based compensation and has determined that there is no effect on net income and earnings per share for the three-month and nine-month periods ended December 31, 2003 and 2002 respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold or issue derivative financial instruments for trading purposes. On October 30, 2003 the Company terminated its remaining credit line swap for $97,500. As of December 31, 2003 the Company had outstanding no interest rate swap agreement to reduce its exposure to the fluctuations of LIBOR-based variable interest rates.


Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and they have concluded that these disclosure controls and procedures are effective.


                                    18

     During the nine month period ended December 31, 2003, the Company made certain changes to its internal control procedures related to operations to enhance procedures to verify the independence of vendors and to periodically review nonstandard payment terms required by vendors. There was no change in internal controls over financial reporting during or subsequent to the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





     PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

No.                      Description

3.1  Restated Certificate of Incorporation, incorporated by reference to
     Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003

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

31.1 Section 302 Certification of Walter Clark

31.2 Section 302 Certification of John J. Gioffre

32.1 Section 906 Certification of Walter Clark

32.2  Section 906 Certification of John J. Gioffre

_______________________



          (b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed in the three months ended December 31, 2003.














                                    19

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AIR T, INC.
                                        (Registrant)


Date:  February 09, 2004              /s/ Walter Clark
                          Walter Clark, Chief Executive Officer

Date:  February 12, 2004              /s/ John Gioffre
                          John J. Gioffre, Chief Financial Officer














































                                    20

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



















































                                    21