Form 10-K
period 2004-03-31
AIR T INC
filed 2004-06-24
CIK 353184

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                        _________________
                            Form 10-K
                        _________________
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            For the fiscal year ended March 31, 2004
                               OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
 For the transition period from _______________ to _____________

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  Common Stock, par value  $.25 per share
                        (Title of Class)
                       __________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12G-2).
Yes  No X
     The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices for such stock on September 30, 2003, was $3,588,724. As of May 20, 2004, 2,686,825 shares of Common Stock were outstanding.



                             PART I

Item 1.   Business.

     Air T, Inc., incorporated under the laws of the State of Delaware in 1980 (the "Company"), operates in two industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. ("MAC") and CSA Air, Inc. ("CSA"), and aviation ground support and other specialized equipment products through its wholly owned subsidiary, Global Ground Support, LLC ("Global"). During fiscal 2003 the Company decided to dispose of its aviation related parts brokerage and overhaul services through its wholly owned subsidiary, Mountain Aircraft Services, LLC ("MAS"). The Company entered into a letter of intent on June 19, 2003 to sell certain assets and a portion of the business operations of MAS. In August 2003, the Company completed the sale of certain assets of MAS for consideration of $1,885,000, resulting in the recognition of losses associated with the disposition of $1,121,000. In conjunction with the sale, MAS changed its name to MAC Aviation Services, LLC (MACAS). The Company's financial statements have been reclassified to reflect the results of MAS as a discontinued operation.

     For the fiscal year ended March 31, 2004 the Company's air cargo services through MAC and CSA accounted for approximately 64.5% of the Company's consolidated revenues and aviation ground support and other specialized equipment products through Global accounted for approximately 35.5% of consolidated revenues. The Company's air cargo services are provided exclusively to one customer, Federal Express Corporation ("Customer"). Certain financial data with respect to the Company's overnight air cargo and ground support equipment segments are set forth in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. Such data are incorporated herein by reference.

     The principal place of business of the Company and MAC is 3524 Airport Road, Maiden, North Carolina; the principal places of business of CSA and Global are, respectively, Iron Mountain, Michigan and Olathe, Kansas. The principal place of business of MACAS is in Kinston, North Carolina. The Company maintains an Internet website at http://www.airt.net and posts links to its SEC filings on its website.

Overnight Air Cargo Services.

     MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States and Canada, South America, and in Puerto Rico and the U.S. Virgin Islands. MAC and CSA's revenues are derived principally pursuant to "dry-lease" service contracts. Under the dry-lease service contracts, the customer leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, maintenance, landing fees and pilot costs) are passed through to the customer. For the most recent fiscal year, operations under dry-lease service contracts accounted for 98.0% of MAC and CSA's revenues (64.5% of the Company's consolidated revenues).

     For the fiscal year ended March 31, 2004, 2003 and 2002 MAC and CSA provided air delivery service exclusively to Federal Express. As of March 31, 2004, MAC and CSA had an aggregate of 94 aircraft under agreements with Federal Express. MAC and CSA currently operate in the eastern half of the United States and Canada, South America, Puerto Rico and the Virgin Islands. Separate agreements cover the four types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, ATR-42,
Fokker F-27 and Short Brothers SD3-30. Cessna Caravan, ATR-42 and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under "wet-lease" arrangements with Federal Express, which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA.

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

     MAC and CSA, together, owned, operated or were in the process of converting the following aircraft as of March 31, 2004:

                                            Form of     Number of
Type of Aircraft              Model Year   Ownership    Aircraft

Cessna Caravan, 208A and 208B
(single turbo prop)           1985-1996     dry lease       71

Fokker F-27 (twin turbo prop) 1968-1981     dry lease       17

ATR-42 (twin turbo prop)        1992        dry lease        4

Short Brothers SD3-30
(twin turbo prop)               1981          owned          2

Beech King Air C90A             1990          owned          1
(twin turbo prop)
Total                                                       95


     Of the 95 aircraft fleet, 92 aircraft (the Cessna Caravan, ATR-42 and Fokker F-27 aircraft) are owned by Federal Express and operated by MAC and CSA under dry-lease service contracts. Under the dry-lease service contracts, certain maintenance expense, including cost of parts inventory, and maintenance performed by personnel not employed by the Company, is passed directly to the customer. The expense of daily, routine maintenance and aircraft service checks is charged to the customer on an hourly basis. Accordingly, the Company does not anticipate maintenance expense, such as engine overhauls, to be material to the Company's operating results. In May 2000, MAC completed its FAA certification to commence operation of a Part 145 maintenance facility at its Kinston, N.C. location to conduct these maintenance services.

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

     The Fokker F-27 aircraft are maintained under a FAA Part 121 maintenance program. The program consists of A, B, C, D and I service checks which are inspections designed to ensure the
Company's maintenance procedures are in compliance with the applicable FAA regulations. The engine overhaul period is 6,700 hours.

     The ATR-42 aircraft which are not yet operational, will be maintained under a FAA Part 121 maintenance program, final requirements of which are still pending. The program consist of A and C service checks. The engine overhaul period is "on condition".

     King  Air  is  maintained under a FAA  Part  91  maintenance
program.   The  program consists of a phase  inspection  program.
The engine overhaul period is 3,600 hours.

     The Company operates in highly competitive markets and competes with approximately 50 other contract cargo carriers in the United States based on safety, reliability, compliance with Federal and State regulations, price and other service related measurements set by their customer. MAC and CSA's contracts with its customer are renewed on an annual basis. Accurate industry data is not available to indicate the Company's position within its marketplace (in large measure because most of the Company's competitors are privately held), but management believes that MAC and CSA, combined, constitute one of the largest contract carriers of the type described immediately above.

     The Company's air cargo operations are not materially seasonal.

Aircraft Deice and Other Equipment Products.

     In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment, and the acquisition was completed that month. Global is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, the U.S. Air
Force, airports and industrial customers. During the past six fiscal years, Global diversified its product line to include additional models of aircraft deicers, scissor type lifts, military and civilian decontamination units and other specialized types of equipment. Global is organized as a limited liability company and is 100 % owned by Air T.

     In the manufacture of its ground service equipment, Global assembles components acquired from third party suppliers. Components are readily available from a number of different suppliers. The primary components are the chassis (which is similar to the chassis of a medium to heavy truck), fluid storage, a boom mounted delivery system, heating and pumping equipment.

     Global manufactures five basic models of mobile deicing equipment ranging from 700 to 3,200 gallon capacity models, in addition to fixed-pedestal-mounted deicers. Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, fire suppressant equipment, modifications for open or enclosed cab design, a patented forced-air deicing nozzle to substantially reduce glycol usage, and color and style of the exterior finish. Global also manufactures three models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment. Global competes primarily on the basis of reliability of its products, prompt delivery, service and price. The market for aviation ground service equipment is highly competitive and directly related to the financial health of the aviation industry, weather patterns and changes in technology.

      Global's mobile deicing equipment business, in addition to being highly seasonal, was significantly impacted by the softening economy and effect of the September 11, 2001 terrorist attacks on the United States. Historically, the bulk of Global's revenues have occurred during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in June 2003 Global was awarded a three-year extension on the contract. In January 2001 and March 2003 Global received two large-scale, fixed-stand deicer contracts, which the Company believes contributed to management's plan to reduce seasonal fluctuation in revenues during fiscal 2004 and 2002. However, as these contracts are completed, seasonal trends for Global's business may resume.

     Revenue from Global's contract with the U.S. Air Force accounted for approximately 16.4%, 19.9% and 22.9% of the Company's consolidated revenue for the years ended March 31, 2004, 2003 and 2002, respectively.

Aviation Related Parts Brokerage and Overhaul Services.

     MAS provided aircraft maintenance and parts and other aviation related services to the commercial and military aviation industries. MAS's principal offices and primary overhaul facilities were located at the Global TransPark in Kinston, North
Carolina and Miami,

     During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of Mountain Aircraft Services, LLC (MAS) and to discontinue the operations of the Company's aviation service sector business. The Company entered into a letter of intent on June 19, 2003 to sell certain assets and the business operations of MAS to an investor group, which included former management of MAS. In August 2003, the Company completed the sale of certain assets of MAS for consideration of $1,885,000, resulting in the recognition of losses associated
with the disposition of $1,121,000.   The loss associated with
the disposal is reflected in discontinued operations.   In
conjunction with the above sale, the Company agreed to indemnify the buyer and its affiliates with respect to certain matters related to contractual representations and warranties and the operation of the business prior to closing.

     In connection with this sale, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell the majority of the remaining MAS inventory included in the Company's consolidated balance sheet as of that date. Upon termination of the consignment agreement the buyer will return all unsold inventory, if any, to the Company. Such consigned inventory is stated at the lower of cost or market at March 31, 2004 in the accompanying financial statements. The accompanying consolidated financial statements reflect the sale of certain MAS assets and reclassify the net operations of MAS as discontinued operations, net of tax, for all periods presented.

Backlog.

     The Company's backlog for its continuing operations consists of "firm" orders supported by customer purchase orders for the equipment sold by Global. At March 31, 2004, the Company's backlog of orders was $13.5 million attributable to Global, all of which the Company expects to be filled in the fiscal year ending March 31, 2005.

Governmental Regulation.

     The Department of Transportation ("DOT") has the authority to regulate economic issues affecting air service. The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

     In response to the terroist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act ("ATSA") of November 2001. ATSA created the Transportation Security Administration ("TSA"), an agency within the DOT, to oversee, among other things, aviation and airport security. In 2003, TSA was transferred from the DOT to the Department of Homeland Security, however the basic mission and authority of TSA remain unchanged. ATSA provided for the federalization of airport passenger, baggage, cargo, mail, and employee and vendor screening processes.

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

     Because of the extensive use of radio and other communication facilities in its aircraft operations, the Company is also subject to the Federal Communications Act of 1934, as amended.

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

Risk Factors Related to the Company and to the Commercial
Aviation Industry

     The following risk factors, as well as others, should be considered by investors as well as other information included in the Company's Annual Report on Form 10-K in connection with any investment in the Company's common stock.

  Economic conditions in the Company's markets;
  The continuing impact of the events of September 11, 2001, or any subsequent terrorist activities on United States soil or abroad;
  The Company's ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;
  Market acceptance of the Company's new commercial and
     military equipment and services;
  Competition from other providers of similar equipment and
     services;
  Changes in government regulation and technology;
  Mild winter weather conditions reducing the demand for deicing equipment.

Employees.

     At May 7, 2004, the Company and its subsidiaries had 396 full-time and full-time-equivalent employees, of which 29 are employed by the Company, 253 are employed by MAC, 52 are employed by CSA and 62 are employed by Global. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

Item 2.   Properties.

     The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson and John J. Gioffre, officers and directors of the Company, and the estate of David Clark, of which, Walter Clark, the Company's chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The two leases for this facility extend through May 31, 2006, and the total monthly lease payments are $11,255. The Company has the option to renew the two leases for an additional five-year period ending May 31, 2011.

     The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA's operations are headquartered at these facilities. These facilities are leased, from a third party, under an annually renewable agreement with a monthly rental payment, as of March 31, 2004, of approximately $1,761.

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


     Global leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased, from a third party, under a five-year lease agreement, which expires in August 2006. The monthly rental payment, as of March 31, 2004, was $30,279 and the monthly rental will increase to no more than $30,842 over the life of the lease, based on increases in the Consumer Price Index.

     As of March 31, 2004, the Company leased hangar space from third parties at 35 other locations for aircraft storage. Such hangar space is leased, from third parties, at prevailing market terms.

     The table of aircraft presented in Item 1 lists the aircraft operated by the Company's subsidiaries and the form of ownership.

Item 3.   Legal Proceedings.

     Global and one of its employees are defendants in a lawsuit filed in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services et al v. Terex, et al. In this action, the plaintiffs allege that they provided to Global and the employee certain trade secrets regarding aircraft de/anti-icing systems that were then disclosed by Global and the employee to third parties. The plaintiffs allege misappropriation of trade secrets, breach of contract and violation of the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages. The Company and its employee have filed an answer in this action denying all liability. Upon Global's motion, the court has dismissed the plaintiff's claims under the Racketeer Influenced and Corrupt Organizations Act. The Company does not believe that the action has any merit and intends to continue to defend the lawsuit vigorously. In November 2002, Global and the Company filed suit in North Carolina state court against affiliates of the plaintiffs in the Catalyst & Chemical Services et al v. Terex, et al action alleging defamation. This action has been removed to, and is pending before, the United States District Court for the Western District of North Carolina.

      The Company currently has outstanding certain intellectual property, personal injury and environmental matters, which involve actual or pending lawsuits. Management believes the results of these actual or pending lawsuits will not have a material adverse effect on the Company.

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

     As of May 20, 2004 the number of holders of record of the Company's Common Stock was approximately 351. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The range of high and low bid quotations per share for the Company's common stock from April 2002 through March 2004 is as follows:
                                         Common Stock
           Quarter Ended                   High     Low

           June 30, 2002                   $3.97   $2.99
           September 30, 2002               3.46    2.94
           December 31, 2002                3.00    1.90
           March 31, 2003                   2.20    1.41

           June 30, 2003                   $2.50  $1.41
           September 30, 2003               5.20   2.05
           December 31, 2003                6.19   4.12
           March 31, 2004                   6.65   4.72

     The Company's Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. On May 4, 2004, the Company declared a fiscal 2005 cash dividend of $0.20 per common share payable on June 25, 2004 to stockholders of record on June 11, 2004. Due to losses sustained in fiscal 2003, the Company did not declare or pay a common share dividend in fiscal 2004.

The following table sets forth certain information with respect to purchases by the Company of shares of its Common Stock in the quarter ended March 31, 2004.

                                               Total Number     Maximum number
                                                 of Shares      of shares that
                                               Purchased as        May yet be
                     Total number  Average   Part of Pubilicly  Purchased under
                      of Shares   Price Paid  Announced plans      the Plans
     Period           Purchased    per Share    or programs       or programs

01/01/04 to 01/31/04   39,493      $  4.54        39,493            118,480
02/01/04 to 02/29/04     -             -            -                  -
03/01/04 to 03/31/04     -             -            -                  -
  total                39,493      $  4.54        39,493            118,480

In conjunction with the resignation of an executive officer the Company, on January 12, 2004, agreed to repurchase 118,480 shares of the Company's common stock, at $4.54 per share, 80% of the fair value of the stock on the date of the agreement. The stock repurchase will take place in three installments over a one-year period, this table reflects the first installment.

Item 6.   Selected Financial Data

The operations of MAS have been reclassified as discontinued operations for all years presented below.

(In thousands except per share data)
                                                 Year Ended March 31,


                                      2004     2003     2002     2001     2000


Operating Revenues                 $55,997  $42,872  $59,603  $61,668  $49,546

Earnings from continuing
operations                           2,164      366    2,016    1,418      102
(Loss) earnings
  from discontinued operations        (426)  (1,590)    (738)    (129)     260

Net (loss) earnings                  1,738   (1,224)   1,278    1,289      362

Basis (loss) earnings per share
  Continuing operations               0.80     0.13     0.74     0.52     0.04
  Discontinued operations            (0.16)   (0.58)   (0.27)   (0.05)    0.09
Total basic net (loss) earnings per
share                                 0.64    (0.45)    0.47     0.47     0.13

Diluted (loss) earnings per share:
  Continuing operations               0.80     0.13     0.72     0.51     0.04
  Discontinued operations            (0.16)   (0.58)   (0.26)   (0.05)    0.09
Total diluted net (loss) earnings
per share                             0.64    (0.45)    0.46     0.46     0.13

Total assets                        19,574   21,328   22,903   28,533   23,936

Long-term obligations, including
  current portion                      279    2,509    4,158    5,969    1,486

Stockholders' equity                11,677    9,611   11,100   10,170    9,383


Average common shares outstanding-
Basic                                2,716    2,726    2,717    2,733    2,758

Average common shares outstanding-
Diluted                              2,728    2,726    2,789    2,781    2,837


Dividend declared per common
share (1)                          $   -    $  0.12  $  0.15  $  0.10  $  0.08

Dividend paid per common
share (1)                          $   -    $  0.12  $  0.15  $  0.10  $  0.08

(1) )n May 11, 2003, the company declared a fiscal 2005 cash dividend of $0.20 per common share, payable on June 25, 2004 to stockholders' of record on June 11, 2004. Due to losses sustained in fiscal 2003 no common share dividend was paid in fiscal 2004.






Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The Company's most significant component of revenue, which accounted for 64.5% of revenue in fiscal 2004, was generated through its air cargo subsidiaries, Mountain Air Cargo, Inc.
(MAC) and CSA Air, Inc. (CSA).

     MAC and CSA are short-haul express air freight carriers.
MAC and CSA's revenue contributed approximately $36,168,000 and $29,899,000 to the Company's revenues in fiscal 2004 and 2003, respectively, a current year increase of 21.0%. Approximately $4,456,000 (or 71.9%) of the increase in revenue in fiscal 2004 was related to maintenance services, which were primarily attributed to customer fleet modernization, associated with conversion of ATR aircraft from passenger to cargo configuration, and route expansion. The remainder of the increase was attributable to administration and other direct operating revenue associated with route expansion.

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

     Separate agreements cover the four types of aircraft operated by MAC and CSA for their customer-Cessna Caravan, ATR-42, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42 and Fokker F-27 aircraft (a total of 92 aircraft at March 31,
2004) are owned by and dry-leased from Customer, and Short Brothers SD3-30 and King Air aircraft (respectively, two and one aircraft at March 31, 2004) are owned by the Company. The SD3-30's are operated periodically under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

     Global manufactures, services and supports aircraft deicers and ground support equipment on a worldwide basis. Global's revenue contributed approximately $19,829,000 and $12,973,000 to the Company's revenues in fiscal 2004 and 2003, respectively. The increase in revenues in 2004 was primarily due to increased commercial and military equipment orders and the near completion of a large scale airport deicer system contract by March 2004.

     During fiscal 2003, the Company decided to discontinue and dispose of its aircraft component parts brokerage and repair services business operated by its Mountain Aircraft Services, LLC
(MAS) subsidiary and accordingly, the Company's financial statements have been reclassified to reflect the results of MAS as a discontinued operation. See Note 10 of notes to consolidated financial statements.

     The Company's continuing operations operate in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support equipment products to passenger and cargo airlines and airports. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries make up the following reportable segments: air cargo and ground equipment in the accompanying consolidated financial statements.

     The following table summarizes the changes and trends in the Company's operating expenses for continuing operations as a percentage of revenue:

                             Fiscal Year Ended March 31,
                                         2004         2003          2002
Operating revenue (in thousands)    $   55,997   $   42,872    $   59,603
Expense as a percentage of revenue:
Flight operations                        27.62%       33.67%        24.19%
Maintenance                              24.76        24.09         16.74
Ground equipment                         26.44        23.62         39.41
General and administrative               14.11        15.70         12.91
Depreciation and amortization             1.00         1.46          0.96

Total costs and expenses                 93.93%       98.54%        94.21%

     As indicated in Item 14. Principal Accountants and Accounting fees, the Company incurred greater professional fees in fiscal 2004 than in fiscal 2003. The Company anticipates that as additional requirements of the Sarbanes-Oxley Act of 2002 become effective, in particular the requirements under Section 404(b) of that act with respect to auditor attestation with respect to internal controls which will apply to the Company in fiscal 2006, professional fees will continue to increase and may materially reduce the Company's net income. Under applicable federal law, Section 404(b) and certain other requirements of the Sarbanes-Oxley Act and other federal regulations would not apply to the Company if the number of stockholders is reduced below 300 and, upon application to the Securities and Exchange Commission, the Company elects to cease filing annual and quarterly reports with the SEC. The Board of Directors has considered, and may likely consider in the future, corporate transactions that would have the effect of reducing the number of stockholders below 300, including a reverse split of the Company's common stock in which holders of fewer than a specified number of shares would receive cash for their shares, while holders of greater amounts of shares would continue to hold equity interests in the Company in the same approximate relative proportion. If the number of stockholders is reduced below 300 and the Company elects to cease filing periodic reports with the SEC, the Company's common stock would no longer be eligible for listing on the Nasdaq Small Cap Market and any alternative trading system for the common stock may not provide the same liquidity as the Nasdaq Small Cap Market. The Board of Directors has not approved, and may not in the future approve, any such corporate transaction to effect a reduction in the number of stockholders below 300.

Outlook

     The Company's current forecast for fiscal 2005 suggests that, due to higher fuel cost and losses sustained since September 11, 2001, the commercial aviation market will grow at a rate that is substantially less than the rest of the economy. Increased military and Homeland Security budgets, pending funding approvals, may help offset the expected lower than normal order levels from commercial customers. Company management currently anticipates that its air cargo segment will continue to benefit from its customer's aircraft fleet modernization and route expansion through fiscal 2005, however, future terrorist attacks, competition or inflation may cause delays or termination of the certain projects. Given the uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment.

     As stated above, during the third quarter of fiscal 2004, Company management closed on its agreement to sell MAS assets and to discontinue the operations of the Company's aviation service
sector business.   The completion of this sale and resulting
decrease in losses experienced by this business segment is expected to substantially improve the Company's future operating
results and financial position.   However, there is no guarantee
that this improvement can be sustained due to the other external factors described above.

     Based on the current general economic and industry outlook and cost cutting measures implemented over the past twenty four months, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through 2005. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable.

     Actual results for fiscal 2005 will depend upon a number of factors beyond the Company's control, including, in part, future significant increases in rate of inflation, including fuel prices, the timing, speed and magnitude of the economic recovery, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and weather patterns.

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

     Following is a discussion of critical accounting policies
and related management estimates and assumptions.   A full
description of all significant accounting policies is included in
Note 1 to our consolidated financial statements included elsewhere in this report.

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $368,000 and $449,000, respectively, in fiscal 2004 and 2003, was established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports and customer financial condition. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories in the amount of $1,425,000 and $1,094,000, respectively, in fiscal 2004 and 2003, are based on assessment of slow-moving and obsolete inventories. Historical part usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

     Deferred Taxes. Deferred tax assets and liabilities, net of valuation allowance in the amount of $83,000 in fiscal 2004 and 2003, reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

     Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.75% discount rate. Long-term deferred retirement benefit obligations amounted to $1,624,000 and $2,139,000, respectively, in fiscal 2004 and 2003.
Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

     Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts, certain labor service contracts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method. Billings in excess of cost and estimated earnings for contracts under percentage of completion in the amount of $80,000 and $761,000, respectively, in fiscal 2004 and 2003. Revenues are measured by the percentage of cost incurred to date, to estimated total cost for each contract or work order; unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

     Valuation of Long-Lived Assets. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 for the MAS operations and has reflected any remaining long-lived assets associated with the discontinued MAS subsidiary at zero fair market value at March 31, 2004.


Resignation of Executive Officer

     Effective December 31, 2003, an executive officer and director of the Company resigned his employment with AirT.

In consideration of approximately $300,000, payable in three installments over a one-year period starting January 12, 2004, the executive agreed to forgo certain retirement and other contractual benefits for which the Company had previously accrued aggregate liabilities of $715,000. The Company has accounted for the resignation as a settlement under the provisions of SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits."

     The above-mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 resulted in the recording of a $305,000 reduction in actuarial losses, recorded in other comprehensive loss, a $90,000 reduction in intangible assets and a net $12,000 reduction in executive compensation charges included in the accompanying consolidated statement of operations.

     The Company also agreed to purchase from the former executive officer 118,480 shares of AirT common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of the former executive's stock will be recorded in the period that the repurchase occurs as treasury stock transactions. All installment payments required to be made on January 12, 2004, have been made.

Seasonality

      Global's business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in June 2003 Global was awarded a three-year extension on the contract. In January 2001 and March 2003 Global received two large scale, fixed-stand deicer contracts, which the Company believes contributed to management's plan to reduce seasonal fluctuation in revenues during fiscal 2004 and 2002. However, as these contracts are completed, seasonal trends for Global's business may resume. The remainder of the Company's business is not materially seasonal.



     Fiscal 2004 vs. 2003

     Consolidated revenue from continuing operations increased $13,125,000 (30.6%) to $55,997,000 for the fiscal year ended
March 31, 2004 compared to the prior fiscal year. The increase in 2004 revenue primarily resulted from an increase in Global revenue of $6,856,000 (52.9%) to $19,829,000, combined with a
$6,269,000 (21.0%) increase in air cargo revenue to $36,168,000 in fiscal 2004, as described in the Overview section of Item 7.

     Operating expenses from continuing operations increased $10,352,000 (24.5%) to $52,595,000 for fiscal 2004 compared to fiscal 2003. The net increase in operating expenses consisted of the following changes: cost of flight operations increased $1,033,000 (7.2%) as a result of customer schedule changes and route expansion which increased pilot cost and costs associated with pilot travel, and increases in landing fees; maintenance expenses increased $3,534,000 (34.2%) primarily as a result of increases associated with additional maintenance personnel and the cost of travel, contract service cost, and cost of parts and supplies related to customer fleet modernization and route expansion; ground equipment costs increased $4,679,000 (46.2%), as a result of higher cost of parts and labor associated with increased sales at Global; depreciation and amortization decreased $69,000 (11.0%) as a result of purchases of capital assets; general and administrative expense increased $1,174,000 (17.5%) primarily as a result of increased profit sharing accruals, settlement of an executive employment contract (as discussed above), staffing, facilities cost and professional fees.

     On a continuing operations segment basis, significant impacts on the Company's operating results comparing the fiscal year ended March 31, 2004 to its prior fiscal year resulted from changes in both the ground equipment and air cargo sectors. In the fiscal year ended March 31, 2004, Global had operating income of $2,040,000 compared to prior period income of $205,000. Several factors contributed to the increases in Global's operating results. Global's current fiscal year operating income increased compared to its prior fiscal year primarily due to progress on a large-scale airport contract, higher sales volume due to increased delivery of units on its U.S. Air Force contract and a 22.2% increase in increased commercial equipment orders. Unless replaced by an additional large-scale airport contract or increased commercial equipment orders, the pending completion of Global's current large-scale airport contract would result in decreased revenues in fiscal 2005. Operating income for the Company's overnight air cargo operations was $3,989,000 in the fiscal year ended March 31, 2004, an increase of 52.2% from $2,621,000 in the prior fiscal year. The increase primarily resulted from increased levels of aircraft maintenance revenue and administrative fees related to the customer's ATR aircraft fleet modernization program and route expansion, which is expected to continue through fiscal 2005, as, described in the Overview Section of Item 7.

     Non-operating income increased a net $109,000 due to current year gain on sale of marketable securities and decreased interest expense as a result of the pay-down of approximately $2,198,000 in debt from the proceeds from the sale of MAS assets and increased cash flow from operations.

     Provision for income taxes increased $1,085,000 (391.4%) primarily due to increased earnings. The provision for income taxes for the fiscal years ended March 31, 2004, 2003 and 2002 were different from the Federal statutory rates primarily due to state tax provisions.

     Fiscal 2003 vs. 2002

     Consolidated revenue from continuing operations decreased $16,731,000 (28.1%) to $42,872,000 for the fiscal year ended
March 31, 2003 compared to the prior fiscal year. The decrease in 2003 revenue primarily resulted from a decrease in Global revenue of $17,372,000 (57.3%) to $12,973,000, associated with the completion of a large-scale airport contract and decreased deicer orders partially offset by a $641,000 (2.2%) increase in air cargo revenue to $29,899,000 related to increased maintenance billings in fiscal 2003.

     The business of Global has been adversely affected by reduced orders from commercial airlines and aviation related companies, due principally to the continued severe downturn in the commercial aviation industry, which started in early 2001 and significantly increased after September 11, 2001. Although this business also derives a significant portion of its revenue from sale of products for military applications, certain military programs that use the Company's products were not fully funded in 2003.

     Operating expenses from continuing operations decreased $13,915,000 (24.8%) to $42,243,000 for fiscal 2003 compared to fiscal 2002. The net decrease in operating expenses consisted of the following changes: cost of flight operations increased $15,000 (0.1%) as a result of decreases in personnel cost and costs associated with pilot travel partially offset by increases in fuel and landing fees; maintenance expenses increased $350,000 (3.5%) primarily as a result of increases associated with contract service costs, partially offset by decreases in contract services related to the operations of MAC; ground equipment costs decreased $13,366,000 (56.9%), as a result of decreased sales at Global; depreciation and amortization increased $54,000 (9.4%) as a result of purchases of certain assets; general and administra tive expense decrease of $968,000 (12.6%) primarily as a result of decreased profit sharing expense, staffing, contract labor, rent and related facilities cost, partially offset by increases in professional fees.

     On a continuing operations segment basis, the most significant impact on the Company's operating results comparing the fiscal year ended March 31, 2003 to the prior period resulted from changes in the ground equipment operation at Global. In the fiscal year ended March 31, 2003, Global had operating income of $205,000 compared to prior period income of $3,335,000. Several factors contributed to the changes in Global's operating results. Global's 2003 fiscal year operating income decreased compared to its prior fiscal year primarily due to completion of a large scale airport contract, lower sales volume on its U.S. Air Force contract and declines in commercial equipment orders. Operating income for the Company's overnight air cargo operations was $2,621,000 in the fiscal year ended March 31, 2003, an increase of 18.3% from $2,216,000 in the prior fiscal year. The majority of the increase resulted from increased levels of aircraft maintenance revenue.

     Non-operating expense decreased a net $160,000 due to decreased current year interest expense related to decreased borrowing on the Company's line of credit, partially offset by an other than temporary impairment charge on marketable securities totaling $161,000.

     Provision for income taxes decreased $1,006,000 (78.4%) primarily due to decreased earnings at Global. The provision for income taxes for the fiscal years ended March 31, 2003, 2002 and 2001 were different from the Federal statutory rates primarily due to state tax provisions and a reduction in the Company's excise tax accrual due to a favorable tax ruling.


Liquidity and Capital Resources

     As of March 31, 2004 the Company's working capital amounted to $8,328,000, a decrease of $1,186,000 compared to March 31, 2003. The net decrease primarily resulted from a $1,137,000 decrease in accounts receivable due to increased collections, a $1,950,000 decrease in assets held for sale associated with the discontinued operations of MAS, partially offset by an $1,154,000 decrease in accounts payable, resulting from increased cash flow from operations.

      On August 31, 2003 the Company amended its $7,000,000 secured bank financing line to extend its expiration date to August 31, 2005. During fiscal 2004, the Company reduced the line of credit balance by $2,197,880 primarily with proceeds from the sale of MAS.

     The credit facility contains customary events of default, a subjective clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. Under the provisions of the revolving credit line, the sale of MAS, as described in
Note 10, would be considered an event of default. However, the Company has obtained a waiver under the revolving credit line for the sale of MAS. As of March 31, 2004, the Company was in compliance with all of the restrictive covenants under the revolving credit line.

     The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets. At March 31, 2004 and 2003, the amounts outstanding against the line were $132,000 and $2,217,000, respectively. At March 31, 2004, an additional $3,175,000 was available under the terms of the credit facility. The Company has classified the $132,000 outstanding balance on its credit line as of March 31, 2004 as long-term to reflect the terms included under the amendment signed on August 31, 2003.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 2004 was 1.10%.


     The following table of material contractual commitments at March 31, 2004 summarizes the effect these obligations are expected to have on the Company's cash flow in the future periods, which includes the Company's obligation to purchase shares of its Common Stock from its former executive officer, as discussed above.


Contractual Obligations

                                 Less than 1                          More than
                        Total       Year       1-3 Years    3-5 Years  5 Years

Long-term bank debt $  132,000   $     -      $  132,000   $     -      $   -
Operating leases     2,280,000      705,000    1,314,000      261,000       -
Capital leases          97,000       38,000       52,000        7,000       -
Purchase obligations   359,000      359,000         -            -          -
Deferred retirement
  obligation           225,000       75,000      150,000         -          -
Total               $3,093,000   $1,177,000   $1,648,000   $  268,000   $   -


     The respective years ended March 31, 2004, 2003 and 2002 resulted in the following changes in cash flow: operating activities provided $2,205,000, $2,366,000 and $2,946,000 respectively in fiscal 2004, 2003 and 2002. Investing activities provided $652,000 in fiscal 2004 and used $327,000 and $713,000, respectively, in fiscal 2003 and 2002 and financing activities used $2,477,000, $1,991,000 and $2,300,000 respectively, in fiscal 2004, 2003 and 2002.  Net cash increased $380,000, $48,000 in fiscal 2004 and 2003, respectively, and decreased $66,000 in fiscal 2002.

     Cash provided by operating activities was $160,000 more for the year ended March 31, 2004, compared to fiscal 2003 principally due to increased inventory associated with equipment production and decreased accounts payable associated with, increased cash flow, partially offset by fiscal 2004 increases in earnings from continuing operations of $2,962,000 and decreased accounts receivable associated with increased collections efforts. Cash used in investing activities for the year ended March 31, 2004 was approximately $979,000 less than fiscal 2003, principally due to proceeds from sale of assets associated with discontinued operations of $1,550,000, offset by increased capital expenditures relating to the $1,000,000 purchase of an airplane. Cash used in financing activities was $486,000 more in fiscal 2004 compared to fiscal 2003 principally due to increased repayment of borrowings under the line of credit, and no payment of dividends in the current year.

     During the fiscal year ended March 31, 2004 the Company repurchased 39,493 of its common stock for $179,427, as described above.

      There are currently no commitments for significant capital expenditures. The Company's Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. On May 27, 2003, the Company declared that, due to losses sustained in fiscal 2003, no common share dividend would be paid in fiscal 2004. On May 4, 2004, the Company declared a $0.20 per share cash dividend, to be paid on June 25, 2004 to shareholders of record June 11, 2004.

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

     In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date, the $75,000 balance included in accumulated other comprehensive income (loss) as of March 31, 2004 will be ratably amortized into interest expense over the remaining term of the Company's credit line.

     The Company does not hold or issue derivative financial instruments for trading purposes. As of March 31, 2004 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at March 31, 2004, annual interest expense would have increased by approximately $1,300.

Deferred Retirement Obligation

Contractual death benefits for the Company's former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years. As of March 31, 2004 $74,000 has been reflected as current liability and $152,000 has been reflected as long-term liability associated with this death benefit.

Off-Balance Sheet Arrangements

     The Company defines an off-balance sheet arrangement as any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging, or research and development arrangements with the company.

     The Company is not currently engaged in the use of any of the arrangements defined above.

Impact of Inflation

      The Company believes that, due to the currently low levels of inflation, the impact of inflation and changing prices on its revenues and net earnings will not have a material effect on its manufacturing operations, because increased costs can be passed on to its customers, or on its air cargo business since the major cost components of its operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed, without markup, under current contract terms. Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

Forward Looking Statements

     Certain statements in this Report, including those contained in "Outlook," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words "believes", "pending", "future", "expects," "anticipates," "estimates," "depends" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  Economic conditions in the Company's markets;
  The continuing impact of the events of September 11, 2001, or any subsequent terrorist activities on United States soil or abroad;
  The Company's ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;
  Market acceptance of the Company's new commercial and
     military equipment and services;
  Competition from other providers of similar equipment and
     services;
  Changes in government regulation and technology;
  Mild winter weather conditions reducing the demand for deicing equipment.


     A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Accounting Pronouncements

     The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company in fiscal 2004 and did not have a material effect on the Company's financial position and results of operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal 2003. The effect of the adoption of SFAS No. 144 on management's plan to discontinue the operations of MAS is reflected in the Company's consolidated statements of financial position and results of operations and is detailed in Note 10 Discontinued Operations.

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

     The Company warranties its ground equipment products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of March 31, 2004 the Company's warranty reserve amounted to $147,000.

     Product warranty reserve activity during fiscal 2004 and fiscal 2003 is as follows:

     Balance at 3/31/02            $119,000
       Additions to reserve         199,000
       Use of reserve              (202,000)
     Balance at 3/31/03             116,000
       Additions to reserve         217,000
       Use of reserve              (186,000)
     Balance at 3/31/04            $147,000

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles bulletin No. 25, SFAS No. 148 has no impact on the Company's consolidated statement of operations for 2004. However, the disclosure provisions of SFAS No. 148 are reflected in the accompanying notes to the Company's consolidated financial statements.
     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities" which requires the primary beneficiary of a variable interest entity's activities to consolidate the variable interest entity. In December 2003, the FASB issued FIN 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which supercedes and amends certain provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46 and certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46. The provisions of FIN 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN 46R are required to be applied to such entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for the Company). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R was required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company), and was required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for the Company). Adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company July 1, 2003, although the FASB has recently proposed that implementation of certain provisions of SFAS No. 150 be postponed indefinitely. The Company has determined that the adoption of SFAS No. 150 did not have an impact on the financial position or results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.


Quantitative and Qualitative Disclosures About Market Risk is included in Item 7.


Item 8.   Financial Statements and Supplementary Data.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air T, Inc.
Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Charlotte, North Carolina
June 21, 2004
















                           AIR T, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                          Year ended March 31,
                                    2004          2003         2002
Operating Revenues (note 11):
 Overnight air cargo            $36,168,096   $29,898,840  $29,258,086
 Ground equipment                19,828,749    12,972,887   30,344,889

                                 55,996,845    42,871,727   59,602,975

Operating Expenses:
 Flight-air cargo                15,465,662    14,432,941   14,418,205
 Maintenance-air cargo           13,863,329    10,328,867    9,978,664
 Ground equipment                14,805,098    10,126,022   23,491,805
 General and administrative
    (Note 7)                      7,903,173     6,728,795    7,697,010
 Depreciation and amortization      557,551       626,582      572,621
                                 52,594,813    42,243,207   56,158,305

Operating Income                  3,402,032       628,520    3,444,670

Non-operating Expense (Income):
 Interest                           (41,438)      (30,728)     288,761
 Deferred retirement expense
      (Note 13)                      21,000        21,000       88,078
 Investment income                  (69,421)      (90,003)    (115,562)
 Other                              (34,247)       84,636     (115,942)
                                   (124,106)      (15,095)     145,335

Earnings From Continuing
 Operations Before Income Taxes   3,526,138       643,615    3,299,335

Income Taxes (Note 12)            1,362,306       277,249    1,282,827

Earnings From Continuing
 Operations                       2,163,832       366,366    2,016,508

Loss From Discontinued Operations,
 Net of Income taxes(Note 10)      (425,970)   (1,590,577)    (738,009)

Net Earnings (Loss)             $ 1,737,862   $(1,224,211) $ 1,278,499


Basic Earnings (Loss) Per Share (Note 14):
 Continuing Operation           $      0.80   $      0.13  $      0.74
 Discontinued Operations              (0.16)        (0.58)       (0.27)
Total Basic Net
 Earnings (Loss) Per Share      $      0.64   $      0.45  $      0.47

Diluted Earnings (Loss) Per Share (Note 14):
 Continuing Operations          $      0.80   $      0.13  $      0.74
 Discontinued Operations              (0.16)        (0.58)       (0.26)
Total Diluted Net
 Earnings (Loss) Per Share      $      0.64   $      0.45  $      0.46

Weighted Average Shares Outstanding:
   Basic                          2,716,447     2,726,320    2,716,823
   Diluted                        2,727,919     2,726,320    2,788,700

See notes to condensed consolidated financial statements.




                          AIR T, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                            MARCH 31, 2004       MARCH 31, 2003

ASSETS (Note 6)
 Current Assets:
  Cash and cash equivalents                 $       459,449       $     79,715
  Marketable securities (Note 2)                    849,018          1,057,042
  Accounts receivable, less allowance
    for doubtful accounts of $367,505 in 2004
    and $449,358 in 2003                          5,094,849          6,150,108
  Notes and other non-trade receivables-current     146,137             17,573
  Assets held for sale (Note 10)                       -             1,950,000
  Inventories (Notes 3 and 10)                    6,460,072          6,275,288
  Deferred tax asset (Note 12)                    1,254,870          1,036,998
  Prepaid expenses and other                        151,879            129,029
    Total Current Assets                         14,416,274         16,695,753

 Property and Equipment (Note 10)
    Furniture, fixtures and improvements          5,802,939          5,609,003
    Flight equipment and rotables inventory       2,573,431          1,483,029
                                                  8,376,370          7,092,032

  Less accumulated depreciation                  (5,105,802)        (4,788,779)
    Property and Equipment, net                   3,270,568          2,303,253

 Deferred Tax Asset (Note 12)                       288,920          1,096,883
 Intangible Pension Asset (Note 13)                  79,695            219,862
 Other Assets                                        54,635             61,447
 Cash surrender value of life insurance policies  1,059,862            879,032
 Notes and other non-trade receivables-long-term    403,584             71,463

    Total Assets                            $    19,573,538        $21,327,693

See notes to condensed consolidated financial statements.

                          AIR T, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (CONTINUED)
                                                         MARCH 31,
                                                    2004               2003



LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                          $     3,540,350       $  4,436,291
  Accrued expenses (Note 5)                       2,200,209          1,691,341
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts (Note 4)                               80,129            760,979
  Income taxes payable (Note 12)                    172,359            180,278
  Current portion of long-term debt and
                   obligations (Notes 7 & 13)        94,807            113,130
   Total Current Liabilities                      6,087,854          7,182,019

 Capital Lease Obligations (less
                 current portion) (Note 7)           52,659             50,070

 Long-term Debt(Note 6)                             131,864          2,345,910

 Deferred Retirement Obligations (less
                 current portion) (Note 13)       1,624,361          2,138,712

 Stockholders' Equity (Note 9):
  Preferred stock, $1 par value,
authorized 50,000 shares,  none issued                 -                  -
  Common stock, par value $.25; authorized
4,000,000 shares;  2,686,827 and 2,726,320
  shares issued and outstanding
  in 2004 and 2003, respectively                    671,706            681,580
  Additional paid in capital                      6,834,279          6,863,898
  Retained earnings                               4,127,484          2,529,556
  Accumulated other comprehensive income
        (loss),net                                   43,331           (464,052)
    Total Stockholders' Equity                   11,676,800          9,610,982
    Total Liabilities and Stockholders'
                     Equity                  $   19,573,538     $   21,327,693

See notes to condensed consolidated financial statements.


                          AIR T, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 Year Ended March 31
                                              2004         2003      2002
<s>                                     <c>          <c>           (c)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                    $ 1,737,862  $(1,224,211)  $1,278,499
  Adjustments to reconcile net earnings
    <loss) to net cash provided by
    operating activities:
    Change in accounts receivable and
       Inventory reserves                   248,801     (432,187)     616,049
    Depreciation and amortization           557,551      797,778      722,058
    Deferred tax provision (benefit)        590,091     (838,030)    (283,805)
    Other-than-temporary impairment
      charge on securities                     -         161,000         -
    Periodic pension cost                   266,802      276,283      253,609
    Asset Impairment charge on
    discontinued operations                    -       1,655,895         -
  Change in assets and liabilities
    which provided (used) cash:
    Accounts receivable                   1,137,112     (339,476)   4,983,300
    Notes receivable                         (4,036)     (17,467)     (61,469)
    Inventories                            (784,773)   1,195,955      291,324
    Prepaid expenses and other             (192,258)     (69,489)      58,495
    Accounts payable                     (1,153,568)     892,723   (5,336,060)
    Accrued expenses                        490,545     (279,040)     356,793
    Billings in excess of costs
      and estimated earnings on
      uncompleted contracts                (680,850)     760,979         -
    Income taxes payable                     (7,919)    (174,917)      67,349
     Total adjustments                      467,498    3,590,007    1,667,643
   Net cash provided by
       operating activities               2,205,360    2,365,796    2,946,142

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets of
    discontinued operations               1,550,000      140,000       50,000
  Proceeds from sale
    of marketable securities                362,500         -          13,496
  Capital expenditures                   (1,260,819)    (466,867)    (776,097)
   Net cash provided by (used in)
     investing activities                   651,681     (326,867)    (712,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on line
     of credit                           (2,197,880)  (1,370,630)  (1,479,100)
  Repayment of term loan                       -        (300,000)    (450,000)
  Payment of cash dividend                     -        (325,854)    (405,520)
  Repurchase of common stock               (179,427)        -         (42,785)
  Executive pension payment                (100,000)        -            -
  Proceeds from exercise of
     stock options                             -           5,500       77,835
   Net cash used in
     financing activities                (2,477,307)  (1,990,984)  (2,299,570)

NET INCREASE (DECREASE) IN CASH
     & CASH EQUIVALENTS                     379,734       47,945      (66,029)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                       79,715       31,770       97,799
CASH AND CASH EQUIVALENTS AT
     END OF YEAR                       $    459,449   $   79,715       31,770

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
 Note receivable from sale of
   assets-discontinued operations      $    334,523   $     -     $      -
  Capital leases entered into
     during fisal year                       51,361         -          24,581
 Settlement installments due
     former exeutive officer                200,000         -            -
 Increase in fair value of marketable
     securities                             159,086         -            -

 Change in fair value of deravitives         64,936       21,276      119,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                             $    109,050   $  368,670  $   609,912
  Income taxes                              515,418      274,587    1,039,595




See notes to condensed consolidated financial statements.


                           AIR T, INC AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                                       Accumulated
                                                          Other
                                   Additional          Comprehensive   Total
              Common Stock(Note 9)  Paid-In   Retained     Income  Stockholders
                 Shares    Amount   Capital   Earnings     (Loss)    Equity
Balance, March
   31, 2001     2,705,153 $676,288 $6,828,640 $3,206,642 $(541,255) $10,170,315

Comprehensive Income:
Net earnings                                   1,278,499
Other Comprehensive Income (loss):
 Unrealized gain on
  securities                                               119,690
Pension liability
  adjustment                                                20,691
 Change in fair value of
  derivatives                                             (119,000)
Total comprehensive income                                           1,299,880
Repurchase and retirement                                                  -
  of common stock (13,500)  (3,375)   (39,410)                         (42,785)
Exercise of stock
  options          32,667    8,167     69,668                           77,835
Cash Dividend
  ($0.15 per share)                             (405,520)             (405,520)

Balance, March
   31, 2002     2,724,320  681,080  6,858,898  4,079,621  (519,874)  11,099,725



Comprehensive Loss:
Net loss                                      (1,224,211)
Other comprehensive
  income (loss),
   Other than
  temporary impairment
  charges on securities                                    161,000
Unrealized gain
  on securities                                             74,098
Pension liability
  adjustment                                              (158,000)
Change in fair value
  of derivatives                                           (21,276)
Total Comprehensive Loss                                            (1,168,389)
Exercise of stock
  options           2,000      500      5,000                            5,500
Cash Dividend
  ($0.12 per share)                             (325,854)             (325,854)

Balance, March
   31, 2003     2,726,320  681,580  6,863,898  2,529,556  (464,052)  9,610,982


Comprehensive Income:
Net earnings                                   1,737,862
Other Comprehensive Income:
 Unrealized gain on
  securities                                               159,086
Pension liability
  adjustment                                               283,361
Change in fair value of
  derivatives                                               64,936
Total Comprehensive Income                                           2,245,245
Repurchase and retirement
  of common stock (39,493)  (9,874)   (29,619)  (139,934)             (179,427)

Balance, March
   31, 2004     2,686,827  671,706  6,834,279  4,127,484    43,331  11,676,800


See notes to condensed consolidated financial statements.




See notes to consolidated financial statements.




                  AIR T, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED MARCH 31, 2004, 2003, AND 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principal Business Activities - Air T, Inc. (the Company), through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight and a manufacturer of aircraft ground service equipment. In the fourth quarter of fiscal 2003, management committed to a plan to discontinue the operations of the aviation services sector of its business. The Company finalized the sale of certain assets of this business and discontinued its aviation services operations in fiscal
     2004.  See Note 10 "Discontinued Operations".

          Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain Air Cargo, Inc., CSA
     Air, Inc., MAC Aviation Services, LLC (MACAS), formerly known as Mountain Aircraft Services, LLC (MAS) and Global Ground Support, LLC (Global). All significant intercompany transactions and balances have been eliminated.

     Concentration of Credit Risk - The Company's potential exposure to concentrations of credit risk consists of trade accounts and notes receivable. Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers' financial condition. Notes receivable payments are normally due monthly.

     Substantially all of the Company's customers are concentrated in the aviation industry and revenue can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the customer. The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and ground support equipment which provides equipment and services to approximately 90 customers, one of which is considered a major customer. The loss of a major customer would have a material impact on the Company's results of operations. See
     Note 11. "Revenues From Major Customer".

     Cash Equivalents - Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

     Marketable Securities - Marketable securities consists primarily of investments in mutual funds and preferred stocks. The Company has classified marketable securities as available-for-sale and they are carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price.

     Inventories - Inventories related to the Company's manufacturing operations are carried at the lower of cost (first in, first out) or market. Aviation parts and supplies inventories are carried at the lower of average cost or market. Consistent with industry practice, the Company includes aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

          Property and Equipment - Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments. Rotables inventory represents aircraft parts, which are repairable, capitalized and depreciated over their estimated useful lives.
     Depreciation and amortization are provided on a straight-line basis over the shorter of the asset's service life or related lease term, as follows:

                 Flight equipment and intellectual property      7 years
                 Other equipment and furniture              3 to 7 years

          Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts and long term fixed price construction projects are recognized on the percentage-of-completion method, in accordance with AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts". Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date to estimated total cost for each contract or workorder. Contract costs include all direct material and labor costs and overhead costs related to contract performance. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Such contracts generally have a customer retainage provision. Except for a construction contract at Global, which is billed on a progress billing basis, the Company generally bills its customer at the time of completion of the contract or workorder.

          Operating Expenses Reimbursed by Customer - The Company, under the terms of its air cargo dry-lease service contracts, passes through to its major customer certain cost components of its operations without markup. The cost of flight crews, fuel, landing fees, outside maintenance and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of operations.

          Stock Based Compensation - The Company measures employee stock compensation plans using the intrinsic value method with pro-forma disclosure of net earnings and earnings per share determined as if the fair value based method had been applied in measuring compensation cost.

     As the Company uses the intrinsic value method, and all stock-based compensation has an exercise price equal to the market price at the date of grant, no compensation cost has been included in the accompanying financial statements. The following table sets forth compensation costs net of taxes, and proforma net income (loss) if compensation cost for the Company's stock-based compensation awards had been recorded at the grant dates based on the fair market value method described in FASB Statement No. 123, "Accounting for Stock-Based Compensation":

Stock based compensation                    2004          2003         2002
Net income as reported                  $ 1,738,000   (1,224,000)   1,278,000
Compensation costs, net of taxes        $      -            -          46,000
Proforma net income                     $ 1,738,000   (1,224,000)   1,232,000
Proforma net income per diluted share   $      0.64        (0.45)        0.44



     Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, accrued expenses, and long-term debt approximate their fair value at March 31, 2004 and 2003 because of their relatively short maturity or their variable interest nature.

     Income Taxes - Deferred income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the asset and liability method. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

     Accounting Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, inventory reserves, intangible pension asset, deferred retirement obligations, revenue recognized under the percentage of completion method and valuation of long-lived assets.

     Derivative Financial Instruments -As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value.

     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     Recent Accounting Pronouncements - The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company in fiscal 2004 and did not have a material effect on the Company's financial position and results of operations.

      SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin
     (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal 2003. The effect of the adoption of SFAS No. 144 on management's plan to discontinue the operations of MAS is reflected in the Company's consolidated statements of financial position and results of operations and is detailed in Note 10 Discontinued Operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect the Company's financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has evaluated all of its guarantees under the provisions of FIN 45 and does not believe the effect of its adoption on its financial position and results of operations was not material.

     The Company warranties its ground equipment products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of March 31, 2004 the Company's warranty reserve amounted to $147,000.

     Product warranty reserve activity during fiscal 2004 and fiscal 2003 is as follows:

     Balance at 3/31/02            $119,000
       Additions to reserve         199,000
       Use of reserve              (202,000)
     Balance at 3/31/03             116,000
       Additions to reserve         217,000
       Use of reserve              (186,000)
     Balance at 3/31/04            $147,000

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles bulletin No. 25, SFAS No. 148 has no impact on the Company's consolidated statement of operations for 2004. However, the disclosure provisions of SFAS No. 148 are reflected in the accompanying notes to the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities" which requires the primary beneficiary of a variable interest entity's activities to consolidate the variable interest entity. In December 2003, the FASB issued FIN 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which supercedes and amends certain provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46 and certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46. The provisions of FIN 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN 46R are required to be applied to such entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for the Company). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R was required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company), and was required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for the Company). Adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company July 1, 2003, although the FASB has recently proposed that implementation of certain provisions of SFAS No. 150 be postponed indefinitely. The Company has determined that the adoption of SFAS No. 150 will not have an impact on the financial position or results of operations.

          Reclassifications - Certain reclassifications have been made to fiscal 2003 and 2002 amounts to conform to the current year presentation.


2.   MARKETABLE SECURITIES

     Marketable securities consist of the following investment types:
                                              Fair value at
                                                March 31,

                                          2004              2003

     Preferred Stocks                $                  $   313,600
     Mutual Funds                         849,018           743,442

     Total                           $    849,018       $ 1,057,042



     The Company did not realize any gains or losses on sales of marketable securities in fiscal 2004, 2003 or 2002. Unrealized gains reflected in other comprehensive income totaled $159,000, $74,000 and $120,000 in fiscal 2004, 2003 and 2002. As of March 31, 2004 $119,000 in unrealized gains and an unrealized loss of $40,000 for 2003 are included in accumulated other comprehensive income (loss).

     An other-than-temporary impairment charge of $161,000 was recorded in the consolidated statement of operations in the year ended March, 31, 2003.


3.   INVENTORIES

     Inventories consist of the following:
                                                 March 31,

                                          2004              2003

Aircraft parts and supplies          $  1,892,916       $ 2,088,315
Aircraft equipment manufacturing:
  Raw materials                         3,508,363         2,595,448
  Work in process                       1,563,259           745,409
  Finished goods                          920,149         1,940,077

Total Inventory                         7,884,687         7,369,249
Reserves                               (1,424,615)       (1,093,961)

Total, net of reserves               $  6,460,072       $ 6,275,288



4.   UNCOMPLETED CONTRACTS

     Construction and overhaul contracts in process accounted for under the percentage of completion method are summarized as follows:
                                                 March 31,

                                          2004              2003


Costs incurred and estimated earnings
  on uncompleted contracts           $  2,860,483      $    803,605
Less billings to date                   2,940,612         1,564,584

Billings in excess of costs
  and estimated earnings             $    (80,129)     $   (760,979)



5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:
                                                 March 31,

                                          2004              2003


Salaries, wages and
  related items                      $  1,040,224      $    819,848
Profit Sharing                            486,879            81,000
Health Insurance                          266,905           305,834
Professional fees                         204,236           223,922
Warranty reserves                         147,287           116,000
                                           54,678           144,737

Total                                $  2,200,209      $  1,691,341

6.   FINANCING ARRANGEMENTS

     On August 31, 2003 the Company amended its $7,000,000 secured bank financing line to extend its expiration date to August 31, 2005.

     The credit facility contains customary events of default, a subjective clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. Under the provisions of the revolving credit line, the sale of certain assets of its aviation services business as described in Note 10. would be considered an event of default. The Company has obtained a waiver for this covenant. As of March 31, 2004, the Company was in compliance with all of the restrictive covenants.

     The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at March 31, 2004 was 1.11%. At March 31, 2004 and 2003, the amounts outstanding against the line were $132,000 and $2,217,000, respectively. At March 31, 2004, an additional $3,175,000 was available under the terms of the credit facility.

     The Company has classified the $132,000 outstanding balance on its credit line as of March 31, 2004 as long-term to reflect the terms included under the amendment signed on August 31, 2003.


7.   LEASE COMMITMENTS

          The Company has operating lease commitments for office equipment and its office and maintenance facilities, as well as capital leases for certain office and other equipment. The Company leases its corporate offices from a company controlled by certain Company officers for $11,255 per month under two five-year leases which expire in May 2006.

     In August 1996, the Company relocated certain portions of its maintenance operations to a new maintenance facility located at the Global TransPark in Kinston, N. C. Under the terms of the long-term facility lease, after an 18 month grace period (from date of occupancy), rent will escalate from $2.25 per square foot to $5.90 per square foot, per year, over the 21.5 year life of the lease. However, based on the occurrence of certain events related to the composition of aircraft fleet, the lease may be canceled by the Company. The Company currently considers the lease to be non-cancelable for eight and one-half years and has calculated rent expense on a straight-line basis over this portion of the lease term.

          In August 1997 Global, located in Olathe, Kansas, leased approximately 57,000 square feet of manufacturing space for $17,030 per month, under a two-year operating lease. In September 1998, the lease was expanded to 112,500 square feet of manufacturing and office space for $35,903 per month and the term extended to August 2001. In April 2001 the lease was renewed through August 2006; monthly rental will increase over the life of the lease, based on increases in the Consumer Price Index.

          At March 31, 2004, future minimum annual lease payments under capital and non-cancellable operating leases with initial or remaining terms of more than one year are as follows:


                                          Capital        Operating
                                           Leases          Leases

2005                                  $    37,547      $    705,476
2006                                       26,318           710,632
2007                                       13,203           386,399
2008                                       13,203           216,699
2009                                        6,602           261,147

Total minimum lease payments               96,873      $  2,280,353
Less amount representing interest          13,728

Present value of lease payments            83,145
Less current maturities                    30,486

Long-term maturities                  $    52,659



          Rent expense for operating leases totaled approximately $704,000, $713,000, and $759,000 for fiscal 2004, 2003 and
     2002, respectively, and includes amounts to related parties of $132,260 in fiscal 2004 and $109,860 in fiscal 2003 and 2002.


8.   DERIVATIVE FINANCIAL INSTRUMENTS

     In May 2001, the Company entered into two interest-rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $75,000 balance included in accumulated other comprehensive income (loss) at March 31, 2004 will be ratably amortized into interest expense over the remaining term of the Company's credit line.



9.   STOCKHOLDERS' EQUITY

     The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 2004.

     The Company has granted options to purchase up to a total of 64,000 shares of common stock to certain Company employees and outside directors at prices of $3.19 and $6.38 per share. As of March 31, 2004, 301,000 shares remain available for issuance under future option grants. All options were granted at exercise prices which approximated the fair market value of the common stock on the date of grant. Options granted in fiscal 1998 and 2000 are fully vested and must be exercised within one to five years of the vesting date.

          The following table summarizes information about stock
     options at March 31, 2004:
                    Options Outstanding                   Options Exercisable
                                   Weighted
                                   Average     Weighted              Weighted
Option                            Remaining     Average              Average
 Grant      Exercise  Options    Contractual   Exercise     Options  Exercise
 Date        Price  Outstanding  Life(years)     Price     Exercisabe  Price

1/28/00      $3.19    59,000         .8        $  3.19        59,000   $3.19

8/13/98       6.38     5,000        4.4           6.38         5,000    6.38

                      64,000        1.1        $  3.44        64,000  $ 3.44


          Option activity is summarized as follows:


                                                    Weighted Average
                                                     Exercise Price
                                    Shares             Per Share
       Outstanding March 31, 2001    259,200              $2.93
         Exercised                   (32,667)              2.75
       Outstanding March 31, 2002    226,533               3.00
         Exercised                    (2,000)              2.75
         Expired                    (160,533)              2.83
       Outstanding March 31, 2003     64,000               3.44
         Exercised                      -                   -
       Outstanding March 31, 2004     64,000              $3.44



     The  fair value of options granted in fiscal 2000 and  1998, was  estimated  on the date of grant using the Black-Scholes
     option-pricing model with the assumptions listed below.   No
     options were granted since fiscal 2000.

                                                       2000     1998

      Weighted average fair value per option          $1.62    $ 1.15
      Assumptions used:
       Weighted average expected volatility            65.1%    61.0%
       Weighted average expected dividend yield         2.4%     2.2%
       Weighted average risk-free interest rate        6.59%    5.70%
       Weighted average expected  life, in years        4.6      3.0



     During fiscal 2004 the Company suspended its stock repurchase program. Except for 39,493 shares repurchased in conjunction with the retirement of an executive officer (see
     Note 13), no common shares were repurchased in fiscal 2004. Through March 31, 2004 the Company had repurchased and retired a total of 829,273 shares at a total cost of $3,437,045.


10.  DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company's aviation service sector business. The Company entered into a letter of intent on June 19, 2003 to sell certain assets and the business operations of MAS to an investor group, which included former management of MAS, for consideration of $1,950,000. On August 14, 2003, the Company closed on the transaction for consideration totaling $1,885,000, comprised of $1,550,000 in cash and a $335,000 promissory note. The sale resulted in the recognition of losses totaling $1,121,000. In conjunction with the sale, the Company agreed to indemnify the buyer and its affiliates with respect to certain matters related to contractual representations and warranties and the operation of the business prior to closing. Although no assurances can be made, the Company does not believe the indemnities provided will have a material effect on its financial condition or results of operations.

     Under the terms of the sale agreement, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell remaining MAS inventory not included in the sale transaction. Upon termination of the consignment agreement, all unsold inventory will be returned to the Company. Inventory on consignment under this agreement amounted to $704,000 as of March 31, 2004. The accompanying consolidated financial statements reflect the sale of certain MAS assets and reclassify the net operations of MAS as discontinued operations, net of tax, for all periods presented.

     A summary of the assets held for sale at March 31, 2004 and 2003 is as follows:


                                           2004              2003
       Inventory                       $     -           $ 1,900,000
       Property, plant and equipment         -                50,000

       Assets held for sale            $     -           $ 1,950,000


     A summary of the operating results of the discontinued operations is as follows:


                              2004              2003              2002

Revenue                  $  2,575,259      $  5,977,697      $  11,355,128
Operating loss           $   (500,901)     $   (942,110)           (90,491)

Loss before income taxes $   (698,902)     $ (2,598,005)        (1,190,337)
Income tax benefit            272,932         1,007,428            452,328

Net loss                 $   (425,970)     $ (1,590,577)     $    (738,009)


     The loss before income taxes on discontinued operations for the year ended March 31, 2003, was comprised of a $942,110 loss from operations and $1,655,895 impairment charge recorded to write down certain assets held for sale to their estimated fair value.


11.  REVENUES FROM MAJOR CUSTOMER

     Approximately 64.5%, 69.5% and 41.2% of the Company's revenues were derived from services performed for Federal Express in fiscal 2004, 2003 and 2002, respectively. In addition, approximately 16.4%, 19.9% and 22.9% of the Company's revenues for fiscal 2004, 2003 and 2002 respectively, were generated from Global's US Air Force contract.


12.  INCOME TAXES

          The provision (benefit) for income taxes consists of:
                                   Year Ended March 31, 2004

                          Continuing     Discontinued
                          Operations      Operations        Total

Current:

Federal                 $ 1,082,000      $  (665,000)   $   417,000
State                       228,000         (147,000)        81,000

  Total current           1,310,000         (812,000)       498,000

Deferred:
Federal                      43,000          441,000        484,000
State                         9,000           98,000        107,000

  Total deferred             52,000          539,000        591,000

Total                   $ 1,362,000      $  (273,000)   $ 1,089,000



                                   Year Ended March 31, 2003

                          Continuing     Discontinued
                          Operations      Operations        Total

Current:

Federal                 $   278,000      $  (226,000)   $    52,000
State                        56,000             -            56,000

  Total current             334,000         (226,000)       108,000

Deferred:
Federal                    (102,000)        (582,000)      (684,000)
State                        45,000         (199,000)      (154,000)

  Total deferred            (57,000)        (781,000)      (838,000)

Total                   $   277,000      $(1,007,000)   $  (730,000)


                                  Year Ended March 31, 2002

                          Continuing     Discontinued
                          Operations      Operations        Total

Current:

Federal                 $ 1,209,000      $  (293,000)   $   916,000
State                       264,000          (65,000)       199,000

  Total current           1,473,000         (358,000)     1,115,000

Deferred:
Federal                    (137,000)         (77,000)      (214,000)
State                       (53,000)         (17,000)       (70,000)

  Total deferred           (190,000)         (94,000)      (284,000)

Total                   $ 1,283,000      $  (452,000)   $   831,000

          The income tax provision for continuing operations was different from the amount computed using the statutory
     Federal income tax rate for the following reasons:

                              2004               2003                2002
                            $       %          $       %          $        %
Income tax provision at
 U.S. Statutory rate   $1,199,000  34.0%   $ 219,000  34.0%   $1,122,000  34.0%
State income taxes, net
  of Federal benefit      163,000   4.6       31,000   4.8       154,000   4.7
Meal and entertainment
 disallowance              19,000    .5       15,000   2.4        23,000    .7
Other, net                (19,000)  (.5)     (71,000)(11.0)      (16,000)  (.5)
Change in valuation
 allowance                   -                83,000  12.9          -

Income tax provision  $ 1,362,000  38.6%   $ 277,000  43.1%   $1,283,000  38.9%


         Deferred tax asset is comprised of the following components

                                  2004             2003
Net deferred tax asset
  Warranty reserve          $    56,853      $   46,864
  Accounts receivable
    reserve                     142,924         174,523
  Inventory reserve             690,214         543,578
  Accrued insurance             104,552          74,784
  Accrued vacation              174,971          94,290
  Deferred Compensation         698,269         658,559
  Other                          94,904          97,132
  Fixed assets                 (405,467)        (88,124)
  MAS discontinued operations      -            545,705
  State loss carryforward        70,000          70,000
  Valuation allowance           (83,430)        (83,430)

Total                       $ 1,543,790      $2,133,881


     The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2004 and 2003 consolidated balance sheets according to the classification of the related asset and liability. The Company has state net operating loss carryforwards as of March 31, 2004 with a tax effected amount of approximately $70,000. The state loss carryforwards will expire in varying periods through March 2023. At March 31, 2004 the Company had deferred tax assets of $21,853 for capital loss carryforwards and $61,577 for unrealized capital losses. The Company recorded a full valuation allowance of $83,430 on the deferred tax assets relating to these capital losses at March 31, 2004 based on management's belief that realization is unlikely.


13.  EMPLOYEE BENEFITS

          The Company has a 401K defined contribution plan (AirT 401(K) Retirement Plan). All employees of the Company are eligible to participate in the plan. The Company's contribution to the 401(K) plan for the years ended March 31, 2004, 2003 and 2002 was $231,000, $232,000, and
     $228,000, respectively and was recorded in general and administrative expenses in the consolidated statements of operations.

          The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2004, 2003, and 2002 was $487,000, $81,000 and $562,000,
     respectively, and was recorded in general and administrative expenses in the consolidated statements of operations.

          Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The Company has purchased life insurance policies for which the Company is the sole beneficiary to facilitate the funding of benefits under these supplemental retirement agreements. The cost of funding these benefits is recorded in general and administrative expense on the consolidated statements of operations and is offset by increases in the cash surrender value of the life insurance policies..

     Effective December 31, 2003, an executive officer and director of the company resigned his employment with AirT. In consideration of approximately $300,000 the executive agreed to forgo certain retirement and other contractual benefits for which the Company had previously accrued aggregate liabilities of $715,000. See Item 2. Resignation of Executive Officer.

     The above-mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 resulted in a $305,000 reduction in actuarial losses, recorded in Other Comprehensive Loss, a $90,000 reduction in intangible assets and a net $20,000 reduction in executive compensation charges included in the statement of operations.

     The Company also agreed to purchase from the former executive officer 118,480 shares of AirT common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of the former executive's stock will be recorded in the period that the repurchase occurs as treasury stock transactions and all such stock will be subsequently retired. All installment payments required to be made on January 12, 2004, have been made.

     The following tables set forth the funded status of the Company's supplemental retirement plan at March 31, 2004 and 2003 and the change in the projected benefit obligation during fiscal 2004 and 2003:



                                                             March 31,
                                                         2004        2003

Vested benefit obligation and accumulated
  benefit obligation                                $ 1,462,384  $ 1,918,826
Projected benefit obligation                          1,462,384    1,918,826
Plan assets at fair value                                  -           -

Projected benefit obligation greater than plan assets 1,462,384    1,918,826

Unrecognized prior service cost                        (149,324)    (219,862)
Unrecognized actuarial gain (loss)                       69,629     (283,363)
Adjustment required to recognize minimum liability       79,695      503,225

Accrued pension cost recognized in the consolidated
  balance sheets                                    $ 1,462,384  $ 1,918,826

                                                         2004      2003

Projected benefit obligation March 31, 2003         $ 1,918,826  $1,555,827
Service cost                                             72,789      70,244
Interest cost                                           113,510     112,194
Actuarial loss due to change in assumption               72,315     180,561
Non-cash reduction due to partial settlement           (415,056)        -
Benefits paid                                          (300,000)
Projected benefit obligation end of year            $ 1,462,384  $1,918,826


     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability of $79,695 at March 31, 2004 and $503,225 at March 31, 2003, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plan. The additional liability has been offset by an intangible asset to the extent of unrecognized prior service cost. The portion of the additional minimum liability in excess of unrecognized prior service cost decreased by $283,000 in fiscal 2004 and is reported as a component of other comprehensive loss for the year ended March 31, 2004 due to the above-mentioned settlement.

     The projected benefit obligation was determined using an assumed discount rate of 5.75% at March 31, 2004 and 6.5% at March 31, 2003. The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.


          Net periodic pension expense for fiscal 2004, 2003 and 2002 consisted of the following:


                                      2004        2003        2002

Service cost                    $   72,789   $   70,244  $   62,944
Interest cost                      113,510      112,194      97,665
Amortization of unrecognized
 prior service cost and actuarial
 losses                             99,714       93,845      93,000
Gain on partial settlemetn         (19,211)         -           -

Net periodic pension cost       $  266,802   $  276,283  $  253,609


          The Company's former Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over 10 years after his death. As of March 31, 2004 and 2003 accruals related to the unpaid present value of the benefit amounted to approximately $226,000 and $293,000, respectively (of which approximately $152,000 and $220,000, respectively is included under defined retirement obligations in the accompanying consolidated balance sheets). Net periodic pension costs are included in general and administrative expenses in the accompanying consolidated statements of operations.


14.  NET EARNINGS (LOSS) PER COMMON SHARE

          Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of March 31, 2004 5,000 shares of outstanding stock options were anti-dilutive.

          The computation of basic and diluted weighted average common shares outstanding is as follows:

                                              Year Ended March 31,
                                       2004           2003         2002

  Basic                             2,716,447      2,726,320    2,716,823
  Incremental Shares From
     Stock Options                     11,472           -          71,877
  Diluted                           2,727,919      2,726,320    2,788,700





  15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (in thousands except per share data)

     During the fourth quarter of fiscal 2003, management agreed to a plan to discontinue the operations of MAS and dispose of its assets. The Company closed on the transaction to sell certain MAS assets and operations on August 14, 2003. As a result, the Company has retroactively reflected the discontinued operations of MAS in the accompanying consolidated statements of financial position and results of operations.

                                             FIRST    SECOND    THIRD   FOURTH
                                           QUARTER   QUARTER  QUARTER  QUARTER


      2004
      Operating Revenues                   $11,056   $13,623  $12,980  $18,338

      Operating Income                     $   675   $   939  $   370  $ 1,418

      Earnings Before Income Taxes         $   444   $   612  $   493  $ 1,977

      Net Earnings                         $   349   $   358  $   230  $   801


      Basic and Diluted Net Earnings per
      share                                $  0.13   $  0.13  $  0.08  $  0.30


      2003
      Operating Revenues                   $10,198   $ 9,176  $11,233  $12,265

      Operating Income (Loss)              $    41   $  (390) $   160  $   818

     (Loss) Earnings Before Income
        Taxes                              $   (70)  $  (351) $   177  $   888


      Net (Loss) Earnings                  $  (161)  $  (363) $    37  $  (737)

      Basic and Diluted Net (Loss)
        Earnings per share                 $ (0.06)  $ (0.13) $  0.01  $ (0.27)



  16.  SEGMENT INFORMATION

     The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services. During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company's aviation service sector business (MAS). The Company completed an agreement to sell certain assets and operation on August 14, 2003. The operations of MAS are, therefore,
     not presented in the segment information below.    The
     subsidiaries with continuing operations have been combined into the following two reportable segments: overnight air
     cargo and ground equipment.   The overnight air cargo
     segment encompasses services provided primarily to one customer, Federal Express, and the ground equipment segment encompasses the operations of Global.

     The accounting policies for all reportable segments are the same as those described in Note 1 to the Consolidated
     Financial Statements. The Company evaluates the performance of its operating segments based on operating income from continuing operations.

     Segment data is summarized as follows:

                             2004       2003          2002

Operating Revenues
 Overnight Air Cargo     $ 36,168,096  $29,898,840  $29,258,086
 Ground Equipment          19,828,749   12,972,887   30,344,889

 Total                   $ 55,996,845  $42,871,727  $59,602,975

Operating Income from
 Continuing operations
 Overnight Air Cargo     $  3,988,995  $ 2,621,003  $ 2,215,901
 Ground Equipment           2,039,691      204,642    3,335,477
 Corporate (1)             (2,626,654)  (2,197,125)  (2,106,708)

     Total               $  3,402,032  $   658,520  $ 3,444,670

Identifiable Assets
 Overnight Air Cargo     $  5,727,470  $  4,130,676 $ 3,852,042
 Ground Equipment           9,646,490     8,615,032  10,051,691
 Corporate                  3,093,449     4,684,070   2,856,792

 Total                   $ 18,467,409  $ 17,429,778 $16,760,525


Capital Expenditures, net
 Overnight Air Cargo     $  1,101,355  $   131,626  $   107,264
 Ground Equipment              75,775      155,528      216,032
 Corporate                     83,689      175,670      303,184

 Total                   $  1,260,819  $   462,824  $   626,480



Depreciation and Amortization
 Overnight Air Cargo     $    200,128  $   243,635  $   228,051
 Ground Equipment             187,284      239,699      253,377
 Corporate                    170,139      143,248       91,193

 Total                   $    557,551  $   626,582  $   572,621

(1) Includes income from inter-segment transactions, eliminated in consolidation.



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

     The Company is currently involved in certain intellectual property, personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company's results of operations or financial position.



Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

Item 9A.  Controls and Procedures.

     As of the end of the period covered by this report, management, including the Company's Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     Except as described below, there was no change in our internal control over financial reporting during or subsequent to the fourth fiscal quarter for the fiscal year ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     It should be noted that while the Company's management, including the Chief Executive Officer and the Chief Financial Officer, believe that the Company's disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.



                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Walter Clark, age 46, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA and as the Chief Executive Officer of MAC. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

     John J. Gioffre, age 60, has served as Vice President-
Finance and Chief Financial Officer of the Company since
April 1984 and as Secretary/Treasurer of the Company since
June 1983.  He has served as a director of the Company since
March 1987.  Mr. Gioffre also serves as Vice-President,
Secretary/Treasurer and a director of MAC and CSA, Chief
Financial Officer of MAC and as Vice President-Finance, Treasurer and Secretary of MACAS.

     J. Leonard Martin, age 67, was elected a director in August 1994 and joined the Company as a Vice President in April 1997.
He served as Chief Executive Officer of Global from August 1997 to January 2001. From June 1995 until April 1997, Mr. Martin was an independent aviation consultant. From April 1994 to June 1995, Mr. Martin served as Chief Operating Officer of Musgrave Machine & Tool, Inc., a machining company. From January 1989 to April 1994, Mr. Martin served as a consultant to the North Carolina Air Cargo Authority in connection with the establishment of the Global TransPark air cargo facility in Kinston, North Carolina. From 1955 through 1988 Mr. Martin was employed by Piedmont Airlines, a commercial passenger airline, in various capacities, ultimately serving as Senior Vice President-Passenger Services.

     William H. Simpson, age 56, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MACAS.

     Claude S. Abernethy, Jr., age 77, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of IJL Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor. Mr. Abernethy is also a director of Carolina Mills, Inc. and Wellco Enterprises, Inc.

     Sam Chesnutt, age 67, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

     Allison T. Clark, age 48, has served as a director of the Company since May 1997. Mr. Clark has been self-employed in the real estate development business since 1987.

     Herman A. Moore, age 74, was elected a director of the Company on June 22, 1998. Mr. Moore is the president of Herman
A. Moore & Assoc., Inc., a real estate development company.

     George C. Prill, age 81, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, from November 1992 until 2001 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

     The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors. Allison Clark and Walter Clark are brothers.

     During the fiscal year ended March 31, 2004, each director received a director's fee of $500 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof. Commencing with the current fiscal year, each director receives a director's fee of $1,000 per month and an attendance fee of $500 is paid to non-employee directors for each meeting at the Board of Directors or a committee thereof. Pursuant to the Company's 1998 Omnibus Securities Award Plan (the "Plan") each director who is not an employee of the Company received an option to purchase 1,000 shares of Common Stock at an exercise price of $6.375 per share (the closing bid price per share on the date of stockholder approval of the Plan.) The Plan provides for a similar option award to any director first elected to the board after the date the stockholders approved the Plan. Such options expire ten years after the date they were granted.

     The Board of Directors maintains a standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes, and audits of financial statements, of the Company. The Audit Committee consists of Messrs. Abernethy, Chesnutt and Moore each of whom is not an employee of the Company and otherwise is considered to be an independent director under NASDAQ rules. The Board of Directors has determined that the Audit Committee does not include an "audit committee financial expert," as that term is defined by the recently adopted regulations of the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002, and further that no other independent director qualifies as an "audit committee financial expert." Under the SEC's rules, an "audit committee financial expert" is required to have not only an understanding of generally accepted accounting principles and the function of the Audit Committee, along with experience in preparing or analyzing financial statements, but also the ability to assess the application of general accounting principles in connection with the accounting for estimates, accruals and reserves. The Board of Directors relys upon independent auditors to assist the Audit Committee and the Board in making judgments under generally accepted accounting principles. Given the significant requirements of the SEC's definition of an "audit committee financial expert" and the demands and responsibilities placed on directors of a small public company by applicable securities, corporate and other laws, the Board of Directors believes it is difficult to identify and attract an independent director to serve on the Board of Directors who qualifies as an "audit committee financial expert."

     To the Company's knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2004 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements.

Code of Ethics.

The Company has adopted a code of ethics applicable to its executive officers and other employees. A copy of the code of ethics is available on the Company's internet website at http://www.airt.net. The Company intends to post waivers and wording of its code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on its Internet website.

Item 11.  Executive Compensation.

     The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company's Chief Executive Officer and to the four other executive officers on March 31, 2004 with total compensation of $100,000 or more.
 SUMMARY COMPENSATION TABLE


                                          Annual
        Name and Principal           Compensation
                Position       Year
                                     Salary ($)(1)
                                     Bonus ($)
        Walter Clark           2004  106,319   66,420
        Chief Executive        2003  105,001      -
        Officer
                               2002  111,522   52,140

        J. Hugh Bingham (2)    2004  262,009   37,760
        President              2003  197,335      -
                               2002  193,004   52,140

        John J. Gioffre        2004  127,027   49,815
        Vice President         2003  126,767      -
                               2002  122,058   39,880

        William H. Simpson     2004  199,761   66,420
        Executive Vice         2003  199,705      -
        President
                               2002  195,364   52,140

__________________________________________
(1) Includes perquisites in aggregate amount no greater than 10% of the officer's base salary plus bonus.
(2) Mr. Bingham terminated his employment with the Company effective December 31, 2003. In consideration of approximately $300,000, payable in three installments over a one-year period starting January 12, 2004, Mr. Bingham agreed to forego certain retirement and other contractual benefits. Fiscal 2004's salary includes the first $100,000, installment payment under this agreement.

     The following table sets forth, the number of shares of Common Stock underlying unexercised options at March 31, 2004 held by each of the executive officers listed in the Summary Compensation Table. The table also includes the value of such options at March 31, 2004 based upon the closing bid price of the Company's Common Stock in the over-the-counter market on that date ($5.30 per share) and the exercise price of the options. None of the executive officers listed in this table exercised any options in fiscal 2004.


                            AGGREGATED OPTION EXERCISES IN LAST
FISCAL YEAR AND
                                                       FISCAL
YEAR-END OPTION VALUES

                        Number of           Value of
                       Securities         Unexercised
                       Underlying         In-the-Money
                       Unexercised          Options
                    Options at FY-End    at FY-End ($)
                           (#)
          Name      Exercis  Unexerci  Exercis  Unexerci
                     able     sable      able     sable
      Walter Clark
                    50,000   -         -        -
      J. Hugh
      Bingham       -        -         -        -
      John J.
      Gioffre       -        -         -        -
      William    H.
      Simpson       9,000    -         -        -

EMPLOYMENT AGREEMENTS

     Effective January 1, 1996, the Company and each of its subsidiaries entered into employment agreements with J. Hugh Bingham (See Resignation of Executive Officer, discussed below regarding termination of employment agreement), John J. Gioffre and William H. Simpson, each of substantially similar form. Each of such employment agreements provides for an annual base salary ($130,000, $103,443 and $165,537 for Messrs. Bingham, Gioffre and Simpson, respectively) which may be increased upon annual review by the Compensation Committee of the Company's Board of Directors. In addition, each such agreement provides for the payment of annual incentive bonus compensation equal to a percentage (2.0%, 1.5% and 2.0% for Messrs. Bingham, Gioffre and Simpson, respectively) of the Company's consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K. Payment of such bonus is to be made within 15 days after the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission.

     The initial term of each such employment agreement expired on March 31, 1999, and the term is automatically extended for additional one-year terms unless either such executive officer or the Company's Board of Directors gives notice to terminate automatic extensions, which must be given by December 1 of each year (commencing with December 1, 1996).

     The two remaining agreements provide that upon the executive officer's retirement, he shall be entitled to receive an annual benefit equal to $75,000, for Mr. Simpson, and $60,000, for Mr. Gioffre, reduced by three percent for each full year that the termination of their employment precedes the date he reaches age
65. The retirement benefits under such agreements may be paid at the executive officer's election in the form of a single life annuity or a joint and survivor annuity or a life annuity with a ten-year period certain. In addition, such executive officer may elect to receive the entire retirement benefit in a lump sum payment equal to the present value of the benefit based on standard insurance annuity mortality tables and an interest rate equal to the 90-day average of the yield on ten-year U.S. Treasury Notes.

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


Resignation of Executive Officer

     Effective December 31, 2003, J. Hugh Bingham, an executive officer and director of the Company, resigned his employment with AirT.

     In consideration of approximately $300,000, payable in three installments over a one-year period starting January 12, 2004, Mr. Bingham agreed to forgo certain retirement and other contractual benefits for which the company had previously accrued aggregate liabilities of $715,000.

     The above-mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 required the recording of a $305,000 reduction in actuarial losses, recorded in Other Comprehensive
(Loss), a $90,000 reduction in intangible assets and a net $20,000 reduction in executive compensation charges included in the statement of operations. After accounting for the effect of income taxes, these transactions increased the company's reported net earnings from continuing operations by $12,000.

     The Company also agreed to purchase from Mr. Bingham 118,480 shares of AirT common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of Mr. Bingham's stock will be recorded in the period that the repurchase occurs as treasury stock transactions. All installment payments required to be made on January 12, 2004, have been made.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.


                    CERTAIN BENEFICIAL OWNERS

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of June 1, 2004 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                            Amount of
 Title of                                   Beneficial    Percen
   Class         Name and Address of        Ownership        t
                  Beneficial Owner         as of June 1,    Of
                                               2004        Class
Common      Walter Clark and Caroline     1,342,416(1)     48.9%
Stock, par  Clark, Executors(1)
value $.25  P.O. Box 488
per share   Denver, North Carolina 28650

            William H. Simpson            270,580(2)        9.9%
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

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2004. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.




     SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
                                        Shares and Percent of
                                      Common Stock Beneficially
                                       Owned as of June 1, 2004
Name             Position        with   No. of Shares     Percent
                 Company
Walter Clark     Chairman of the      1,340,194(2)        48.8%
                 Board of Directors
                 and Chief Executive
                 Officer

John J. Gioffre  Vice President-      57,580               2.1%
                 Finance, Chief
                 Financial Officer,
                 Secretary and
                 Treasurer, Director

J. Leonard       Vice President,      100(3)                *
Martin           Director

William H.       Executive Vice       271,180(1)(4)        9.9%
Simpson          President, Director

Claude S.        Director             44,011(5)(6)         1.6%
Abernethy, Jr.

Sam Chesnutt     Director             12,100(5)             *

Allison T.       Director             3,222(5)              *
Clark

Herman A. Moore  Director               1,000(5)            *

George C. Prill  Director             46,966(5)            1.7%

All directors    N/A                  1,776,353(7)        64.6%
and executive
officers as a
group (10
persons)
__________________________________________

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


This table summarizes share and exercise price information about equity compensation plans as of March 31, 2004.

                EQUITY COMPENSATION PLAN INFORMATION
                                                       Number of
                                                       securities
                     Number of        Weighted-        remaining
                   securities to       average       available for
                   be issued upon   exercise price  future issuance
Plan Category         exercise      of outstanding    under equity
                   of outstanding      options,       compensation
                      options,       warrants and        plans
                    warrants and        rights         (excluding
                       rights                          securities
                                                    listed in first
                                                        column)
Equity
compensation           64,000           $3.44           301,000
plans approved by
security holders
Equity                  None             N/A              N/A
compensation
plans not
approved by
security holders


Item 13.  Certain Relationships and Related Transactions.

     Contractual death benefits for the Company's former Chairman and Chief Executive Officer, David Clark, who passed away on April 18, 1997 are payable by the company to his estate in the amount of $75,000 per year for 10 years. Walter Clark and Allison Clark are beneficiaries of the estate of David Clark, and Walter Clark is also a co-executor of the estate.

     The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. ("Airport Associates"), a corporation whose stock is owned by J. Hugh Bingham, William H. Simpson, John
J. Gioffre, the estate of David Clark and three unaffiliated third parties. On May 31, 2001, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. Upon the renewal, the monthly rental payment was increased from $8,073 to $9,155. The Company paid aggregate rental payments of $132,960 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2004. In May 2003 the Company leased additional office space from Airport Associates under terms similar to the above lease at a monthly rental payment of $2,100. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

Item 14.  Principal Accountants and Accounting Fees

Fees billed to the Company by Deloitte & Touche, LLP.

Audit Fees. Fees for audit service totaled $176,000 in 2004 and $126,176 in 2003. Audit fees for 2004 and 2003 included fees associated with annual year-end audit and reviews of the Company's quarterly reports on Form 10-Q.

Audit-Related Fees. Fees for audit-related services totaled $35,903 in 2004 and $32,487 in 2003. Audit-related fees in 2004 included fees associated with the audit of the Company's employee benefit plan and accounting consultations regarding various compliance requirements, including the Sarbanes-Oxley Act of 2002. Audit-related fees for 2003 were primarily associated with the audit of the Company's employee benefit plan and a compliance related matter.

Tax Fees. Fees for tax compliance totaled $43,225 in 2004 and $37,360 in 2003, and were primarily related to preparation of year-end tax return and associated matters. In addition, fees for tax consulting and advisory services totaled $8,910 in 2004 and $7,575 in 2003, and were related to tax consultation services associated with various state and international tax matters.

All Other Fees. The Company was not billed by Deloitte for any other services during 2004 or 2003.

Consistent with SEC policies regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, Air T's Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor.

The policy is a part of the Audit Committee's Charter. The independent auditor, management and the Audit Committee must meet on at least an annual basis to review the plans and scope of the audit and the proposed fees of the independent auditor.




PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

The following documents are filed as part of this report:

1.   Financial Statements

a. The following are incorporated herein by reference in Item 8 of Part II of this report:

     (i)  Independent Auditors' Report.
     (ii) Consolidated Balance Sheets as of March 31, 2004 and 2003.
     (iii) Consolidated Statements of Operations for each of the three years in the period ended March 31, 2004.
     (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2004.
     (v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2004.
     (vi) Notes to Consolidated Financial Statements.

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

     10.6 Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995

     10.7 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996*

     10.8 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and John J. Gioffre, incorporated by reference to Exhibit 10.9 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996*

     10.9 Omnibus Securities Award Plan, incorporated by reference to
          Exhibit 10.11 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1998.*

     10.10     Commercial and Industrial Lease Agreement dated August
          25, 1998 between William F. Bieber and Global Ground
          Support, LLC, incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on 10Q for the period ended September 30, 1998.

     10.11     Amendment, dated February 1, 1999, to Aircraft Dry
          Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on 10Q for the period ended December 31, 1998.

     10.12     ISDA Schedule to Master Agreement between Bank of
          America, N.A. and the Company dated May 23, 2001, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

     10.13     Amendment No 1. to Loan Agreement among Bank of
          America, N.A., the Company and its subsidiaries, dated August 31, 2002, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002

     10.14     Lease Agreement between Little Mountain Airport
          Associates, Inc. and Mountain Air Cargo, Inc., dated June 1, 1991, most recently amended May 28, 2001, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

     10.15 Agreement dated January 12, 2004 between the Company and J. Hugh Bingham*.

     10.16     Amendment No 2. to Loan Agreement among Bank of
          America, N.A., the Company and its subsidiaries, dated August 31, 2003, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

     21.1 List of subsidiaries of the Company

     23.1 Consent of Deloitte & Touche LLP

     31.1 Certification of Walter Clark

     31.2 Certification of John J. Gioffre

     32.1 Section 1350 Certification
      __________________

     * Management compensatory plan or arrangement required to be filed as an exhibit to this report.

b.   Reports on Form 8-K.

     The Company filed the following Current reports on Form 8-K in the last quarter of the fiscal year ended March 31, 2004:

     Current Report on form 8-K dated January 12, 2004 announcing the resignation of J. Hugh Bingham.
     Current Report on form 8-K dated February 13, 2004 announcing unaudited financial results for the period ended
     December 31, 2003.





































SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          AIR T, INC.

By:        /s/ Walter Clark
          Walter Clark, Chief Executive Officer
          (Principal Executive Officer)


Date:  June 15, 2004


By:        /s/ John J. Gioffre
          John J. Gioffre, Chief Financial Officer
          (Principal Financial and Accounting Officer)


Date:  June 15, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:        /s/ Claude S. Abernethy
          Claude S. Abernethy, Jr., Director


Date:  June 15, 2004


By:        /s/  Allison T. Clark
          Allison T. Clark, Director


Date:  June 15, 2004



By:        /s/  Walter Clark
          Walter Clark, Director


Date:  June 15, 2004




By:        /s/  Sam Chesnutt
          Sam Chesnutt, Director


Date:  June 15, 2004



By:        /s/  John J. Gioffre
          John J. Gioffre, Director


Date:  June 15, 2004



By:        /s/  J. Leonard Martin
          J. Leonard Martin, Director


Date:  June 15, 2004



By:        /s/  Herman A. Moore
          Herman A. Moore, Director


Date:  June 15, 2004



By:        /s/ George C. Prill
          George C. Prill, Director


Date:  June 15, 2004



By:        /s/  William Simpson
          William Simpson, Director


Date:  June 15, 2004












SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          AIR T, INC.

By:
          Walter Clark, Chief Executive Officer
          (Principal Executive Officer)


Date:  June 15, 2004


By:
          John J. Gioffre, Chief Financial Officer
          (Principal Financial and Accounting Officer)


Date:  June 15, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:
          Claude S. Abernethy, Jr., Director


Date:  June 15, 2004



By:
          Allison T. Clark, Director


Date:  June 15, 2004



By:
          Walter Clark, Director


Date:  June 15, 2004


By:
          Sam Chesnutt, Director


Date:  June 15, 2004




By:
          John J. Gioffre, Director


Date:  June 15, 2004



By:
          J. Leonard Martin, Director


Date:  June 15, 2004



By:
          Herman A. Moore, Director


Date:  June 15, 2004



By:
          George C. Prill, Director


Date:  June 15, 2004



By:
          William Simpson, Director


Date:  June 15, 2004















                           AIR T, INC.
                          EXHIBIT INDEX



Exhibit Number      Document

   10.15     Agreement dated January 12, 2004 between the Company
                    and J. Hugh Bingham
   21.1      List of Subsidiaries
   23.1      Consent of Deloitte & Touche LLP
   31.1      Certification of Walter Clark
   31.2      Certification of John Gioffre
   32.1      Section 1350 certification




































CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-37224 on Form S-8 of Air T, Inc. and subsidiaries of our report dated June 21, 2004 which report expresses an unqualified opinion, appearing in this Annual Report on Form 10-K of Air T, Inc. for the year ended March 31, 2004.

Charlotte, North Carolina
June 21, 2004








































                          CERTIFICATION

I, Walter Clark, Chief Executive Officer, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Air
          T, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  June 15, 2004

                              ___________________________________
                              _______
                              Walter Clark
                              Chief Executive Officer



                          CERTIFICATION

I, Walter Clark, Chief Executive Officer, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Air
          T, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  June 15, 2004

                               /s/ Walter Clark
                              Walter Clark
                              Chief Executive Officer





                          CERTIFICATION

I, John Gioffre, Chief Financial Officer, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Air
          T, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  June 15, 2004

                              ___________________________________
                              _______
                              John J. Gioffre
                              Chief Financial Officer


                               53
                          CERTIFICATION

I, John Gioffre, Chief Financial Officer, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Air
          T, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  June 15, 2004

                              /s/ John J. Gioffre
                              John J. Gioffre
                              Chief Financial Officer



                               53

                          CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that, to the best of his knowledge, the Annual Report of the Company on Form 10-K for the fiscal year ended March 31, 2004 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.









Date:  June 15, 2004          /s/ Walter Clark
                              Walter Clark, Chief Executive
Officer



Date:  June 15, 2004          /s/ John J. Gioffre
          John J. Gioffre, Chief Financial Officer

























                               54

                          CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that, to the best of his knowledge, the Annual Report of the Company on Form 10-K for the fiscal year ended March 31, 2004 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.







Date:  June 15, 2004
                                   Walter Clark, Chief Executive
Officer


Date:  June 15, 2004
                                   John J. Gioffre, Chief
Financial Officer