Form 10-Q
period 2004-06-30
AIR T INC
filed 2004-07-29
CIK 353184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             June 30, 2004
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


                  Yes   X                 No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

+    Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.

     2,647,334 Common Shares, par value of $.25 per share were outstanding as of July 29, 2004


This filing contains 27 pages.























                  AIR T, INC. AND SUBSIDIARIES

                                      INDEX

                                                          Page
PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
     for the three-months ended
     June 30, 2004 and 2003 (Unaudited)                       3

     Condensed Consolidated Balance Sheets at
     June 30, 2004 (Unaudited)
     and March 31, 2004                                       4

     Condensed Consolidated Statements of Cash
     Flows for the three-months
     ended June 30, 2004 and 2003 (Unaudited)                 5

     Condensed Consolidated Statement of Stockholders'
     Equity and Other Comprehensive Income (Loss) for the
     three-months ended June 30, 2004 and 2003(Unaudited)     6

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                7-12

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                               13-21

     Item 3.  Quantitative and Qualitative Disclosure
              About Market Risk                              21

     Item 4.  Controls and Procedures                        21

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K               22

              Signatures                                     23

              Exhibit Index                                  24

              Officers' Certifications                    25-27



















                                2

(page>

                      AIR T, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    Three months ended,
                                          June 30
                                     2004         2003
Operating Revenues:
 Overnight air cargo            $ 9,051,128   $ 7,285,468
 Ground equipment                 6,035,705     3,770,593

                                 15,086,833    11,056,061

Operating Expenses:
 Flight-air cargo                 3,733,347     3,152,385
 Maintenance-air cargo            3,562,771     2,400,511
 Ground equipment                 4,656,292     2,867,801
 General and administrative       2,101,893     1,814,361
 Depreciation and amortization      160,632       137,557
                                 14,214,935    10,372,615

Operating Income                    871,898       683,446

Non-operating (Income) Expense:
 Interest, net                       21,396       (41,724)
 Deferred retirement expense          5,250         5,250
 Investment income and other        (23,213)      (36,084)
                                      3,433       (72,558)

Earnings From Continuing
 Operations Before Income Taxes     868,465       756,004

Income Tax Expense                  335,189       312,304

Earnings From Continuing
 Operations                         533,276       443,700

Loss From Discontinued Operations,
 Net of Income taxes                   -          (94,912)

Net Earnings                    $   533,276   $   348,788


Basic and Diluted Earnings
   (Loss) Per Share:
 Continuing Operation           $      0.20   $      0.16
 Discontinued Operations                -           (0.03)
Total Basic and Diluted Net
 Earnings Per Share             $      0.20   $      0.13



Weighted Average Shares Outstanding:
   Basic                          2,686,827     2,726,320
   Diluted                        2,713,038     2,726,320

See notes to condensed consolidated financial statements.



                          AIR T, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                June 30, 2004    MARCH 31, 2004
                                                 (Unaudited)
ASSETS
 Current Assets:
  Cash and cash equivalents                      $  2,966,344     $    459,449
  Marketable securities                               776,697          849,018
  Accounts receivable, less allowance
    for doubtful accounts of $331,999 in June
    30, 2004 and $367,505 in March 31, 2004         4,875,501        5,094,849
  Notes and other non-trade receivables-current       129,916          146,137
  Inventories, net                                  7,225,495        6,460,072
  Deferred tax assets                               1,288,903        1,254,870
  Prepaid expenses and other                          110,487          151,879
    Total Current Assets                           17,373,343       14,416,274

 Property and Equipment                             7,463,280        8,376,370
  Less accumulated depreciation                    (5,031,821)      (5,105,802)
    Property and Equipment, net                     2,431,459        3,270,568

 Deferred Tax Assets                                  309,338          288,920
 Intangible Pension Asset                              79,695           79,695
 Other Assets                                          71,642           54,635
 Cash surrender value of life insurance policies    1,101,862        1,059,862
 Notes and other non-trade receivables-long-term      394,691          403,584

    Total Assets                                 $ 21,762,030     $ 19,573,538

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                               $  4,000,032     $  3,540,350
  Accrued expenses                                  2,355,267        2,200,209
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                          80,129           80,129
  Income taxes payable                                390,119          172,359
  Current portion of long-term debt and
                   obligations                        191,176           94,807
   Total Current Liabilities                        7,016,723        6,087,854

 Capital Lease Obligations (less
                 current portion)                      44,727           52,659

 Long-term Debt                                     1,435,304          131,864

 Deferred Retirement Obligations (less
                 current portion)                   1,649,882        1,624,361

 Stockholders' Equity:
  Preferred stock, $1 par value,
authorized 50,000 shares,  none issued                   -                -
  Common stock, par value $.25; authorized
4,000,000 shares;  2,686,827 and 2,686,827
  shares issued and outstanding                       671,706          671,706
Additional paid in capital                          6,834,279        6,834,279
Retained earnings                                   4,125,102        4,127,484
Accumulated other comprehensive
  (loss) income, net                                  (15,693)          43,331
    Total Stockholders' Equity                     11,615,394       11,676,800
    Total Liabilities and Stockholders'
                     Equity                      $ 21,762,030     $ 19,573,538

See notes to condensed consolidated financial statements.

                                        4

                          AIR T, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               Three Months Ended,
                                                     June 30
                                                 2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                               $   533,276  $   348,788
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Change in accounts receivable and
       Inventory reserves                       (20,894)      27,589
    Depreciation and amortization               160,632      137,557
    Deferred tax provision                      (54,451)    (100,000)
    Net Periodic pension cost                    39,999       39,999
  Change in assets and liabilities
    which provided (used) cash:
    Accounts receivable                         254,854    1,567,972
    Notes receivable                             25,114         -
    Inventories                                 (61,250)     981,769
    Prepaid expenses and other                  (17,614)        -
    Accounts payable                            459,682   (2,140,245)
    Accrued expenses and other
      current liabilities                       140,580      448,242
    Net billings in excess of costs
      and estimated earnings on
      uncompleted contracts                        -        (828,093)
    Income taxes payable                        217,760      251,469
     Total adjustments                        1,144,412      386,259
   Net cash provided by
       operating activities                   1,677,688      735,047

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale
    of marketable securities                       -         325,575
  Capital expenditures                          (40,309)     (47,273)
   Net cash (used in) provided by
     investing activities                       (40,309)     278,302

CASH FLOWS FROM FINANCING ACTIVITIES:
  Aircraft refinancing
  Net (borrowings) repayments on line           975,000         -
     of credit                                  430,174     (672,059)
  Payment of cash dividend                     (535,658)        -
   Net cash provided by (used in)
     financing activities                       869,516     (672,059)

NET INCREASE IN CASH
     & CASH EQUIVALENTS                       2,506,895      341,290
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                        459,449       79,715
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                         $  2,966,344   $  421,005


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                 $     29,551   $   37,803
  Income taxes                                  171,880      108,408


SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
 Change in fair value of deravitives       $       -      $   20,262
 Decrease in fair value of marketable
     securities                                 (72,321)        -
 Leased equipment transferred to
     (from) inventory                          (730,785)     113,738



See notes to condensed consolidated financial statements.

                                       5

                           AIR T, INC AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
                      COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                                       Accumulated
                                                          Other
                                   Additional          Comprehensive   Total
                  Common Stock      Paid-In   Retained     Income  Stockholders'
                 Shares    Amount   Capital   Earnings     (Loss)    Equity
<s>             <c>        <c>      <c>        <c>         <c>       (c>

Balance, March
   31, 2003     2,726,320  681,580  6,863,898  2,529,556  (464,052)   9,610,982


Comprehensive Income:
Net earnings                                     348,788
Other Comprehensive Income                                  94,107
Total Comprehensive Income                                              442,895

Balance, June
   30, 2003    2,726,320   681,580  6,863,898  2,878,344  (369,945)  10,053,877




Balance, March
   31, 2004     2,686,827  671,706  6,834,279  4,127,484    43,331   11,676,800


Comprehensive Income:
Net earnings                                     533,276
Other Comprehensive Loss                                   (59,024)
Total Comprehensive Income                                              474,252
Cash dividend                                   (535,658)              (535,658)

Balance, June
   30, 2004    2,686,827   671,706  6,834,279  4,125,102   (15,693)  11,615,394


See notes to condensed consolidated financial statements.

                                 6






                  AIR T, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.  Financial Statement Presentation

     The Condensed Consolidated Balance Sheet as of June 30, 2004 and the Condensed Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income (Loss), for the three-months ended June 30, 2004 and 2003 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of June 30, 2004, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to fiscal 2004 amounts to conform to the current year presentation.


2.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2004 and March 31, 2004 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

     The income tax provision for continuing operations for the respective three-months ended June 30, 2004 and 2003 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent tax-timing differences.


3.  Net Earnings Per Share

     Basic earnings (loss) per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of June 30, 2004 5,000 outstanding stock options were anti-dilutive. As of June 30, 2003 all outstanding stock options were anti-dilutive.

 The computation of basic and diluted earnings (loss) per common share is as follows:

                                               Three Months Ended,
                                                     June 30
                                                 2004         2003

Net Earnings                               $   533,276   $   348,788


Basic and Diluted Earnings
   (Loss) Per Share:
 Continuing Operation                      $      0.20   $      0.16
 Discontinued Operations                           -           (0.03)
Total Basic and Diluted Net
 Earnings Per Share                        $      0.20   $      0.13



Weighted Average Shares Outstanding:
   Basic                                     2,686,827     2,726,320
   Diluted                                   2,713,038     2,726,320


                                7

4.   Inventories

    Inventories consist of the following:


                                     June 30, 2004     March 31, 2003

Aircraft parts and supplies          $  2,048,940       $ 2,053,665
Aircraft equipment manufacturing:
  Raw materials                         3,886,774         3,508,363
  Work in process                       1,319,055         1,563,259
  Finished goods                        1,570,702           920,149

Total Inventory                         8,825,471         8,045,436
Reserves                               (1,599,976)       (1,585,364)

Total, net of reserves               $  7,225,495       $ 6,460,072



5.   Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for the Company beginning April 1, 2003. Adoption of SFAS No. 143 did not have a material effect on the Company's financial position and results of operations.

SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Bulletin (APB) No. 30 "Reporting the Results of Operations-Discontinued Events and Extraordinary Items". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 was effective for the Company beginning April 1, 2002. The effect of the adoption of SFAS No. 144 on management's plan to discontinue the operations of MAS is reflected in the Company's condensed consolidated statements of financial position and results of operations and is detailed in
Note 8 Discontinued Operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements, initial recognition and initial measurement provisions of this Interpretation are currently effective and did not have a material effect on the Company's financial position or results of operations.

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.






                                8
     Product warranty reserve activity during the three-months ended June 30, 2004 and 2003 are as follows:

                                           Three Months Ended
                                                 June 30,
                                         2004             2003

Beginning balance                    $  147,000       $ 116,000
  Additions to reserve                   45,000          24,000
  Use of reserve                        (41,000)        (23,000)

Ending balance                       $  151,000       $ 117,000



In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles Bulletin No. 25. The Company has applied the fair value recognition provisions of SFAS NO. 123 to its stock-based compensation and has determined that there is no effect on proforma net income and proforma earnings per share for the three-month periods ended June 30, 2004 and 2003.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company beginning July 1, 2003, although the FASB has recently proposed that implementation of certain provisions of SFAS NO. 150 be postponed indefinitely. The Company has determined that the adoption of SFAS No. 150 will not have an impact on the Company's financial position or results of operations.


6.   Derivative Financial Instruments

As required by SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities", the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.


                                9
The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $62,044 included in accumulated other comprehensive income (loss) at date of termination will be ratably amortized into interest expense over the remaining term of the Company's credit line.



7.   Financing Arrangements

 On August 31, 2003 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2005. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of June 30, 2004, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.

Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at June 30, 2004 was 1.37%. At June 30, 2004 and March 31, 2004, the
amounts outstanding against the line were $571,000 and $132,000, respectively. At June 30, 2004, $5,133,000 was available under the terms of the credit facility.

In March 2004, the company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten year amortization with a balloon payment at the end of the fifth year.

8.   Discontinued Operations

During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of Mountain Aircraft Services, LLC. (MAS) and to discontinue the operations of the Company's aviation service sector business. The Company entered into a letter of intent on June 19, 2003 to sell certain assets and the business operations of MAS to an investor group, which included former management of MAS, for consideration of $1,950,000. On August 14, 2003, the Company closed on the transaction for consideration totaling $1,885,000, comprised of $1,550,000 in cash and a $335,000 promissory note. The sale resulted in the recognition of losses totaling $1,121,000. In conjunction with the sale, the Company agreed to indemnify the buyer and its affiliates with respect to certain matters related to contractual representations and warranties and the operation of the business prior to closing. Although no assurances can be made, the Company does not believe the indemnities provided will have a material effect on its financial condition or results of operations.

Under the terms of the sale agreement, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell remaining MAS inventory not included in the sale transaction. Upon termination of the consignment agreement, all unsold inventory will be returned to the Company. Inventory on consignment under this agreement amounted to $692,000 as of June 30, 2004. The accompanying fiscal 2004 condensed consolidated financial statements reflects the sale of certain MAS assets and the net operations of MAS as discontinued operations, net of tax, for all periods presented.
                               10
      A summary of the operating results of the discontinued
          operations for the
      three-months ended June 30, 2004 and 2003 is as follows:


                                       2004             2003

         Revenue                   $      -         $  2,105,613

         Operating Loss            $      -         $    (57,389)


         Loss before income taxes  $      -         $   (155,593)
         Income tax benefit               -               60,681

         Net loss                  $      -         $    (94,912)

9.   Segment Information

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

Segment data is summarized as follows:

                             Three Months Ended
                                  June 30,
                              2004         2003

Operating Revenues
 Overnight Air Cargo     $  9,051,128  $ 7,285,468
 Ground Equipment           6,035,705    3,770,593

 Total                   $ 15,086,833  $11,056,061

Operating Income from
 Continuing operations
 Overnight Air Cargo     $    782,206  $ 1,017,797
 Ground Equipment             635,468      318,410
 Corporate (1)               (545,776)    (652,761)

     Total               $    871,898  $   683,446

Depreciation and Amortization
 Overnight Air Cargo     $    116,131  $    54,801
 Ground Equipment              30,331       41,668
 Corporate                     14,170       41,088

 Total                   $    160,632  $   137,557



Capital Expenditures, net
 Overnight Air Cargo     $     15,257  $    31,596
 Ground Equipment               4,232        6,798
 Corporate                     20,820        8,879

 Total                   $     40,309  $    47,273

                                11

                                    As of
                         June 30, 2004  March 31, 2004
Identifiable Assets
 Overnight Air Cargo     $  5,761,126    $  5,727,470
 Ground Equipment           9,360,916       9,646,490
 Corporate                  6,639,988       3,093,449

 Total                   $ 21,762,030    $ 18,467,409


10.  Resignation of Executive Officer

     Effective December 31, 2003, an executive officer and director of the Company resigned his employment.

     In consideration of approximately $300,000, payable in three installments over a one-year period starting January 12, 2004, the executive agreed to forgo certain retirement and other contractual benefits for which the Company had previously accrued aggregate liabilities of amounting to approximately $715,000.

     During the third quarter of fiscal 2004 the above-mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 resulted in a $305,000 reductionthe offset of which write-off in actuarial losses, recorded in Other Comprehensive Loss, a $90,000 reduction in intangible assets and a net $20,000 reduction in executive compensation charges included in the statement of operations increase to net earnings from continuing operations.
     During the third quarter of fiscal 2004 the Company also agreed to buyback purchase from the former executive officer 118,480 shares of the Company common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of the former executive's stock will be recorded in the period that the repurchase occurs as treasury stock transactions and all such stock will be subsequently retired.

     All installment payments required to be made, including the July 7, 2004 payment, under the above agreements have been made.

11.  Commitments and Contingencies

  Global and one of its employees are defendants in a lawsuit filed in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services et al v. Terex, et al. In this action, the plaintiffs allege that they provided to Global and the employee certain trade secrets regarding aircraft de/anti-icing systems that were then disclosed by Global and the employee to third parties. The plaintiffs allege misappropriation of trade secrets, breach of contract and violation of the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages. The Company and its employee have filed an answer in this action denying all liability. Upon Global's motion, the court has dismissed the plaintiff's claims under the Racketeer Influenced and Corrupt Organizations Act. The plaintiffs have amended the complaint to add a patent infringement claim, which appears to involve the same materials and information that constitute the alleged trade secrets. Global has not yet responded to the newly-filed patent claim. The Company does not believe that the action has any merit and intends to defend the lawsuit vigorously. In November 2002, Global and the Company filed suit in North Carolina state court against affiliates of the plaintiffs in the Catalyst & Chemical Services et al v. Terex, et al action alleging defamation. This action has been moved to, and is pending before, the United States District Court for Western the District of North Carolina. As of June 30, 2004 both parties have filed for motions for summary judgment.

                               12
      The Company is currently involved in certain intellectual property, personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company's results of operations or financial position.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Continuing Operations.

     As discussed above, during fiscal 2003, the Company decided to discontinue and dispose of its aircraft component parts brokerage and repair services business operated by its Mountain Aircraft Services, LLC (MAS) subsidiary and accordingly, the Company's consolidated financial statements have been reclassified to reflect the results of MAS as a discontinued operation. See Note 8 Discontinued Operations of Notes to Condensed Consolidated Financial Statements. Consequently, MAS' operations are not included in the Results of Continuing Operations discussed below.


Overview

          The Company's continuing operations operate in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries make up the following reportable segments: air cargo and ground equipment in the accompanying condensed consolidated financial statements.

The Company's most significant component of revenue, which accounted for approximately 60% and 66% of revenue for the three-months ended June 30, 2004 and 2003, respectively, was generated through its overnight air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA).

     MAC and CSA provide short-haul express air freight services primarily to one customer, Federal Express Corporation (the
Customer).  MAC and CSA's revenue contributed approximately
$9,051,000 and $7,285,000 to the Company's revenues for the three-month periods ended June 30, 2004 and 2003, respectively, a current year increase of approximately 24%. The increase in revenue was primarily attributed to an increased volume of maintenance and cargo services related to customer fleet modernization and route expansion provided during the current period.

     Under the terms of the dry-lease service agreements, which currently cover approximately 98% of the revenue aircraft operated, the Company charges an administrative fee and passes through to its customer certain other cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     Separate agreements cover the four types of aircraft operated by MAC and CSA for their customer-Cessna Caravan, ATR-42, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42 and Fokker F-27 aircraft (a total of 92 aircraft at June 30,
2004) are owned by and dry-leased from the Customer, and the Short Brothers SD3-30 and King Air aircraft (respectively, two and one aircraft at June 30, 2004) are owned by the Company. The SD3-30's are operated periodically under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

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

                               13

     Global Ground Support, LLC (Global), which provides the remainder of the Company's revenue, manufactures, services and supports aviation ground support and specialized military and industrial equipment on a worldwide basis. Global's revenue contributed approximately $6,036,000 and $3,771,000 to the Company's revenues for the three-month periods ended June 30, 2004 and 2003, respectively. The 60% increase in revenues was primarily related to increased military equipment orders, partially offset by the completion of a large scale airport contract, during the current three-month period. On January 23, 2004 the company received a three-year extension to its existing four-year supply agreement with the U.S. Air Force.

     The following table summarizes the changes and trends in the Company's operating expenses for continuing operations as a percentage of revenue:


                                                 Three Months Ended
                                                       June 30,
                                                  2004         2003

Operating revenue (in thousands)                 $15,087      $11,056

Expense as a percentage of revenue:
   Flight operations                              24.75%       28.51%
   Maintenance                                    23.62%       21.71%
   Ground Equipment                               30.86%       25.94%
   General and Administrative                     13.93%       16.41%
   Depreciation and amortization                   1.06%        1.24%

                                                  94.22%       93.81%



Outlook

     The Company's current forecast for fiscal 2005 continues to assume that, due to higher fuel cost and losses sustained since September 11, 2001, the commercial aviation market will grow at a rate that is substantially less than the rest of the economy.

     Increased military and Homeland Security budgets, pending funding approvals, may help offset the expected lower than normal order levels from Global's commercial customers. Company management currently anticipates that its air cargo customer will continue its aircraft fleet modernization program through fiscal 2005, however, future terrorist attacks, competition or inflation may cause delays or termination of certain projects. Given uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment.

     As stated above, during the second quarter of fiscal 2004, Company management closed on its agreement to sell MAS assets and to discontinue the operations of the Company's aviation service
sector business.   The completion of this sale and resulting
decrease in operational losses experienced by this business segment is expected to continue to improve the Company's operating results and financial position, as compared to fiscal
2004, throughout fiscal 2005.   However, there is no certainty
that overall bottom line improvement can be sustained due to the other external factors described above.

     Based on the current general economic and industry outlook and cost cutting measures implemented over the past two fiscal years, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through fiscal 2005. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets, although there is no assurance these additional funds will be sufficient.



                               14
     Actual results for fiscal 2005 will depend upon a number of factors beyond the Company's control, including, in part, future significant increases in rate of inflation, including fuel prices, the timing, speed and magnitude of the economic recovery, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and weather patterns.

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

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $332,000 and $368,000, respectively, for the quarters ended June 30, 2004 and 2003, was established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports and customer financial condition.
The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories in the amount of $1,439,000 and $1,425,000, respectively, for the quarters ended June 30, 2004 and 2003, are based on assessment of slow-moving and obsolete inventories. Historical part usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

     Deferred Taxes. Deferred tax assets and liabilities, net of valuation allowance in the amount of $83,000, for the quarters ended June 30, 2004 and 2003, reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

     Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.75% discount rate. Long-term deferred retirement benefit obligations amounted to $1,650,000 and $1,624,000, respectively, at June 30, 2004 and
2003. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

     Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts, certain labor service contracts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method. Billings in excess of cost and estimated earnings for contracts under percentage of completion amounted to $80,000, respectively, for the quarters ended June 30, 2004 and 2003. Revenues are measured by the percentage of cost incurred to date, to estimated total cost for each contract or work order; unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.
                               15
     Valuation of Long-Lived Assets. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 for the MAS operations and has reflected any remaining long-lived assets associated with the discontinued MAS subsidiary at zero fair market value at June 30, 2004.


Resignation of Executive Officer

     Effective December 31, 2003, an executive officer and director of the Company resigned his employment.

     In consideration of approximately $300,000, payable in three installments over a one-year period starting January 12, 2004, the executive agreed to forgo certain retirement and other contractual benefits for which the company had previously accrued aggregate liabilities of amounting to approximately $715,000.

     During the third quarter of fiscal 2004 the above-mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 resulted in a $305,000 reductionthe offset of which write-off in actuarial losses, recorded in Other Comprehensive Loss, a $90,000 reduction in intangible assets and a net $20,000 reduction in executive compensation charges included in the statement of operations.

     During the third quarter of fiscal 2004 the Company also agreed to buyback purchase from the former executive officer 118,480 shares of the Company common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of the former executive's stock will be recorded in the period that the repurchase occurs as treasury stock transactions and all such stock will be subsequently retired.

All installment payments required to be made, to date, under the above agreements have been made.


Seasonality

      Global's business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global's revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in June 2003 Global was awarded a three-year extension on the contract. In January 2001 and March 2003 Global received two large scale, fixed-stand deicer contracts, which the Company believes contributed to management's plan to reduce seasonal fluctuation in revenues during fiscal 2002 and 2004. However, these fixed-stand deicer contracts have been completed, and seasonal trends for Global's business may resume, unless offset by addition revenue from other sources. The remainder of the Company's business is not materially seasonal.








                               16

Results of Operations

     Consolidated revenue increased $4,031,000 (36.5%) to $15,087,000 for the three-month period ended June 30, 2004 compared to its equivalent 2003 period. The increase in revenue resulted from an increase in sales from each of the subsidiaries, as detailed above in Overview.

     Operating expenses increased $3,842,000 (37.0%) to $14,215,000 for the three-month period ended June 30, 2004 compared to its equivalent 2003 period. The net increase in operating expenses consisted of the following: cost of flight operations increased $581,000 (18.4%) primarily as a result of increased pilot staffing and costs associated with pilot travel due to customer flight schedule changes and route expansion; maintenance expense increased $1,162,000 (48.4%) primarily as a result of increases in cost of maintenance personnel, cost of travel, contract services, parts and outside maintenance related to customer fleet modernization and route expansion; ground equipment increased $1,788,000 (62.4%), as a result of increased cost of parts and supplies and assembly line personnel related to increased customer order backlog; depreciation and amortization increased $23,000 (16.8%) as a result of purchases of capital assets; and general and administrative expense increased $288,000 (15.9%) primarily as a result of increased staffing and professional fees.

     The current period's increased operating income ($188,000) resulted primarily from increased orders for services and products related to both the air cargo and ground equipment sectors, mentioned above in Overview.

     Non-operating expense, net increased $76,000 as a result of a $63,000 increase in interest expense due to higher borrowing levels and increases in interest rate and a reduction of the market value of marketable securities in the three-month period ended June 30, 2004.

     Pretax earnings increased $112,000 for the three-month period ended June 30, 2004 compared to 2003, principally due to the above stated increase in current period revenue and related earnings for the air cargo and ground equipment segments.

     The provision for income taxes for the three-month period ended June 30, 2004 increased $23,000 compared to the 2003 period, primarily due to increased current period pretax earnings for quarter ended June 30, 2004.


Liquidity and Capital Resources

     As of June 30, 2004 the Company's working capital amounted to $10,357,000, an increase of $2,028,000 compared to March 31, 2004. The net increase primarily resulted from increases in cash and cash equivalents and inventories and the transfer of certain equipment, previously on short-term lease, from property and equipment to inventory, partially offset by an increase in accounts payable and accrued expenses.


     On August 31, 2003 the Company amended its $7,000,000 bank financing line. Under the terms of the agreement, the $7,000,000 secured long-term revolving credit line expires on August 31, 2005.

     The credit facility contains customary events of default, a subjective clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of June 30, 2004, the Company was in compliance with all of the restrictive covenants.

     The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. The credit facility is secured by substantially all of the Company's assets.




                               17
     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at June 30, 2004 was 1.37%. At June 30, 2004 and March 31, 2004, the
amounts outstanding against the line were $571,000 and $132,000, respectively. At June 30, 2004, an additional $5,133,000 was available under the terms of the credit facility.

     In March 2004, the company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten year amortization with a balloon payment at the end of the fifth year.

     The Company assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements. A table representing the scheduled maturities of the Company's contractual obligations as of March 31, 2004 was included under the heading "Contractual Obligations" on page 14 of the Company's 2004 Annual report on Form 10-K filed with the SEC on June 24, 2004. There were no significant changes from the table referenced above during the quarter ended June 30, 2004, except for the aircraft refinancing discussed above.

     The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

     The respective three-month periods ended June 30, 2004 and 2003 resulted in the following changes in cash flow: operating activities provided $1,678,000 and $735,000 in 2004 and 2003, respectively, investing activities used $40,000 in 2004 and provided $278,000 in 2003, and financing activities provided $870,000 in 2004 and used $672,000 in 2003. Net cash increased $2,507,000 and $341,000 during the three months ended June 30, 2004 and 2003, respectively.

     Cash provided by operating activities was $943,000 more for the three-months ended June 30, 2004 compared to the similar 2003 period, principally due to increased earnings and accounts payable and decreased accounts receivables, partly offset by increased inventories.

     Cash used in investing activities for the three-months ended
June 30, 2004 was approximately $319,000 more than the comparable period in 2003 due to the sale of marketable securities in the quarter ended June 30, 2003.

     Cash provided by financing activities was $1,542,000 more in the 2004 three-month period than in the corresponding 2003 period due to current period aircraft financing and net borrowings on the line of credit, partially offset by the payment of a 2004 cash dividend.

     There are currently no commitments for significant capital expenditures. The Company's Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitablility and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $0.20 per share cash dividend in June 2004.

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




                               18
     In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $62,044 included in accumulated other comprehensive income (loss) at date of termination will be ratably amortized into interest expense over the remaining term of the Company's credit line.


Deferred Retirement Obligation

     Contractual death benefits for the Company's former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of June 30, 2004, $64,000 has been reflected as a current liability and $147,000 has been reflected as a long-term liability associated with this death benefit.


Impact of Inflation

      If interest rates continue to rise, the Company believes the impact of inflation and changing prices on its revenues and net earnings could have a material effect on its manufacturing operations if the Company cannot increase prices to pass the additional costs on to its customers. Although the Company's air cargo business can pass through the major cost components of its operations, without markup, under its current contract terms, higher rate of inflation could affect our customer's current business plans.


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




                               19
The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has evaluated all of its guarantees under the provisions of FIN 45 and does not believe the effect of its adoption on its financial position and results of operations will be material.

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.



Product warranty reserve activity during the three-months ended June 30, 2004 and 2003 are as follows:
                                           Three Months Ended
                                                 June 30,
                                         2004             2003

Beginning balance                    $  147,000       $ 116,000
  Additions to reserve                   45,000          24,000
  Use of reserve                        (41,000)        (23,000)

Ending balance                       $  151,000       $ 117,000


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles bulletin No. 25, SFAS No. 148 has no impact on the Company's consolidated statement of operations for the quarters ended June 30, 2004 and 2003.

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





                               20
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company beginning July 1, 2003. The Company is in the process of evaluating the impact of adopting SFAS No. 150 and has not yet determined the effect of its adoption on its financial position and results of operations.



Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.

Quantitative and qualitative disclosures about market risk are included in Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Continuing Operations.





Item 4. Controls and Procedures

     As of the end of the period covered by this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting during or subsequent to the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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











                               21

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

     31.2 Certification of John J. Gioffre

     32.1 Section 1350 Certification

     __________________


 b.   Reports on Form 8-K

The Company filed a Current Report Form 8-K on June 25,
2003 to announce earnings for the Company's 2004 fiscal year.





























                               22
                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AIR T, INC.

By:   /s/ Walter Clark
     Walter Clark, Chief Executive Officer
     (Principal Executive Officer)


Date:  July 29, 2004


By:   /s/ John J. Gioffre
     John J. Gioffre, Chief Financial Officer
     (Principal Financial and Accounting Officer)


Date:  July 29, 2004











































                               23


                           AIR T, INC.
                          EXHIBIT INDEX



Exhibit Number Document


31.1              Certification of Walter Clark
31.2              Certification of John Gioffre
32.1              Section 1350 certification














                               24
                          CERTIFICATION

I, Walter Clark, Chief Executive Officer, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Air T,
Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  July 29, 2004
 /s/ Walter Clark
Walter Clark
Chief Executive Officer



















                               25
                          CERTIFICATION

I, John Gioffre, Chief Financial Officer, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Air T,
Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  July 29, 2004
/s/ John J. Gioffre
John J. Gioffre
Chief Financial Officer



















                               26

                          CERTIFICATION

The undersigned hereby certifies in his capacity as an officer of Air T, Inc. (the "Company") that, to the best of his knowledge, the Quarterly Report of the Company on Form 10-Q for the three months ended June 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.









Date:  July 29, 2004          /s/ Walter Clark
                              Walter Clark, Chief Executive
Officer



Date:  July 29, 2004          /s/ John J. Gioffre
          John J. Gioffre, Chief Financial Officer