Form 10-Q
period 2004-09-30
AIR T INC
filed 2004-11-04
CIK 353184

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended             September 30, 2004
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

     2,658,334 Common Shares, par value of $.25 per share were outstanding as of October 18, 2004.


This filing contains 28 pages.


                       AIR T, INC. AND SUBSIDIARIES

                                      INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
     for the three and six-month periods ended
     September 30, 2004 and 2003 (Unaudited)                        3

     Condensed Consolidated Balance Sheets at
     September 30, 2004 (Unaudited)
     and March 31, 2004                                             4

     Condensed Consolidated Statements of Cash
     Flows for the six-month periods
     ended September 30, 2004 and 2003 (Unaudited)                  5

     Condensed Consolidated Statements of Stockholders'
     Equity and Comprehensive Income (Loss) for the
     six-month periods ended September 30,
     2004 and 2003(Unaudited)                                       6

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                      7-12

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                     13-21

     Item 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                      21

     Item 4.  Controls and Procedures                              21

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                     22

            Signatures                                             23


              Exhibit Index                                        24


              Officers' Certifications                          25-27


                       AIR T, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  Three Months Ended      Six Months Ended
                                     September 30,           September 30,
                                   2004       2003         2004        2003
Operating Revenues:
 Overnight air cargo          $ 9,552,478 $ 8,514,306  $18,603,606 $15,799,774
 Ground equipment               6,813,166   5,108,772   12,848,871   8,879,365
                               16,365,644  13,623,078   31,452,477  24,679,139

Operating Expenses:
 Flight-air cargo               4,206,951   3,702,484    7,940,298   6,854,869
 Maintenance-air cargo          3,779,125   3,134,575    7,341,896   5,535,086
 Ground equipment               5,322,068   3,782,400    9,978,360   6,650,201
 General and administrative     2,007,545   1,920,660    4,109,438   3,735,021
 Depreciation and amortization    139,081     137,820      299,713     275,377

                               15,454,770  12,677,939   29,669,705  23,050,554

Operating Income                  910,874     945,139    1,782,772   1,628,585

Non-operating (Income) Expense:
 Interest, net                     30,252     (48,434)      51,648     (90,158)
 Deferred retirement expense        5,250       5,250       10,500      10,500
 Investment income and other      (22,840)    (30,219)     (46,053)    (66,303)
 Gain on asset sale                (6,616)       -          (6,616)       -
                                    6,046     (73,403)       9,479    (145,961)

Earnings From Continuing
Operations Before Income Taxes    904,828   1,018,542    1,773,293   1,774,546

Income Tax Expense                366,538     406,178      701,727     718,482

Earnings From Continuing
 Operations                   $   538,290 $   612,364  $ 1,071,566 $ 1,056,064

Loss From Discontinued
 Operations, Net of
 Income taxes                        -       (253,945)       -        (348,857)

Net Earnings                  $   538,290 $   358,419  $ 1,071,566 $   707,207

Basic and Diluted Earnings
(Loss) Per Share:
 Continuing Operations        $      0.20 $      0.22  $      0.40 $      0.39
 Discontinued Operations              -         (0.09)         -         (0.13)
Total Basic and Diluted Net
Earnings Per Share            $      0.20 $      0.13  $      0.40 $      0.26

Weighted Average Shares
Outstanding:
     Basic                      2,657,334   2,726,320    2,672,081   2,726,320
     Diluted                    2,693,009   2,733,614    2,703,023   2,726,320

See notes to condensed consolidated financial statements.


                       AIR T, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30, 2004  MARCH 31, 2004
<s>                                              <c>              <c>                                                 (Unaudited)
ASSETS
  Current Assets:
   Cash and cash equivalents                     $ 1,972,692      $   459,449
    Marketable securities                            830,316          849,018
    Accounts receivable, less allowance
      for doubtful accounts of $340,298 at
      September 30, 2004 and $367,505 at
      March 31, 2004                               6,594,163        5,094,849
    Notes and other non-trade receivables-current    111,248          146,137
    Inventories, net                               6,585,898        6,460,072
    Deferred tax assets                            1,281,506        1,254,870
    Prepaid expenses and other                        87,135          151,879
      Total Current Assets                        17,462,958       14,416,274

  Property and Equipment                           8,037,817        8,376,370
    Less accumulated depreciation                 (5,085,555)      (5,105,802)
      Property and Equipment, net                  2,952,262        3,270,568

  Deferred Tax Assets                                257,988          288,920
  Intangible Pension Asset                            70,500           79,695
  Other Assets                                        54,635           54,635
  Cash surrender value of life insurance
    policies                                       1,143,862        1,059,862
  Notes and other non-trade receivables-long term    360,651          403,584
      Total Assets                               $22,302,856      $19,573,538

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                             $ 4,461,735      $ 3,540,350
    Accrued expenses                               2,041,091        2,200,209
    Billings in excess of costs and estimated
      earnings on uncompleted contracts               80,129           80,129
    Income taxes payable                             211,532          172,359
    Current portion of long-term debt and
      obligations                                    153,051           94,807
     Total Current Liabilities                     6,947,538        6,087,854

  Capital Lease Obligations (less current
     portion)                                         36,129           52,659
  Long-term Debt (less current portion)            1,587,346          131,864
  Deferred Retirement Obligations (less
     current portion)                              1,669,208        1,624,361

  Stockholders' Equity:
    Preferred stock, $1 par value, authorized
      50,000 shares, none issued                        -                -
    Common stock, par value $.25; authorized
      4,000,000 shares; 2,658,334 and 2,686,827
      shares issued and outstanding
      at September 30, 2004 and March 31,
      2004, respectively                             664,583          671,706
    Additional paid in capital                     6,840,463        6,834,279
    Retained earnings                              4,526,367        4,127,484
    Accumulated other comprehensive income, net       31,222           43,331
                                                  12,062,635       11,676,800
   Total Liabilities and Stockholders' Equity    $22,302,856      $19,573,538

See notes to condensed consolidated financial statements.


                       AIR T, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       Six Months Ended
                                                         September 30,
                                                       2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $ 1,071,566   $   707,207
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Change in accounts receivable and inventory
      reserves                                         (1,096)       77,323
    Depreciation and amortization                     299,713       275,377
    Deferred tax (provision) benefit                  (15,705)      320,200
    Net periodic pension cost                          82,998        79,998
    Gain on asset retirement/sale                      (6,616)         -
    Change in assets and liabilities which
    provided (used> cash
      Accounts receivable                          (1,472,107)      540,002
      Notes receivable                                 77,822          -
      Inventories                                      31,554      (363,087)
      Prepaid expenses and other                      (19,256)       31,942
      Accounts payable                                921,385      (945,726)
      Accrued expenses and other current
        liabilities                                  (188,074)      450,375
      Net billings in excess of costs and
        estimate earnings on uncompleted contracts       -         (470,001)
      Income taxes payable                             39,173      (222,181)
        Total adjustments                            (250,209)     (225,778)
     Net cash provided by operating activities        821,357       481,429
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets-discontinued
      operations                                         -        1,550,000
    Proceeds from sale of marketable securities          -          325,575
    Capital expenditures                             (213,282)      (71,041)
    Cash proceeds from sale of fixed asset             55,000          -
     Net cash (used in) provided by investing
       activities                                    (158,282)    1,804,534
CASH FLOWS FROM FINANCING ACTIVITIES:
    Aircraft term loan                                975,000          -
    Repayment of term loan                            (38,125)         -
    Net borrowings on line of credit                  586,915    (1,953,052)
    Payment of cash dividend                         (535,658)         -
    Proceeds from exercise of stock options            41,460          -
    Repurchase of common stock                       (179,424)         -
     Net cash provided by (used in) financing
       activities                                     850,168    (1,953,052)
NET INCREASE IN CASH & CASH EQUIVALENTS             1,513,243       332,911
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      459,449        79,715
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 1,972,692   $   412,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Interest                                      $    72,603   $    63,539
    Income taxes                                      678,258       405,743

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
  Note receivable from sale of assets-
   discontinued operations                        $      -      $   331,736
  Change in fair value of derivatives                    -           41,612
  (Decrease) increase in fair value of
     marketable securities                            (18,701)       82,179
  Leased equipment transferred from inventory         (37,691)     (133,261)

See notes to condensed consolidated financial statements.


                        AIR T, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                        Accumulated
                                                           other
                                                         Comprehen-
                  Common Stock   Additional                 sive      Total
                                   Paid-In   Retained      Income Stockholders'
               Shares     Amount   Capital   Earnings      (Loss)     Equity
Balance, March
  31, 2003     2,726,320 $681,580 $6,863,898 $2,529,556 $ (464,052)  $9,610,982

Comprehensive
Income:
 Net earnings                                   707,207
 Other compre-
 hensive income                                            123,791
Total Compre-
hensive Income                                                          830,998


Balance, Sept-
ember 30, 2003 2,726,320 $681,580 $6,863,898 $3,236,763 $ (340,261) $10,441,980


                                                        Accumulated
                                                           other
                                                         Comprehen-
                  Common Stock   Additional                 sive      Total
                                   Paid-In   Retained      Income Stockholders'
               Shares     Amount   Capital   Earnings      (Loss)     Equity



Balance, March
31, 2004       2,686,827 $671,706 $6,834,279 $4,127,484 $   43,331  $11,676,800

Comprehensive
Income:
 Net earnings                                  1,071,566
 Other compre-
 hensive loss                                             (12,109)
Total Compre-
hensive Income                                                        1,059,457
Repurchase and                                                                                     Repurchase and
retirement of
common stock     (39,493)  (9,873)   (32,526)  (137,025)              (179,424)
Exercise of
stock options     11,000    2,750     38,710                            41,460
Cash dividend
($0.20 per
share)                                         (535,658)              (535,658)

Balance, Sept-
ember 30, 2004 2,658,334 $664,583 $6,840,463 $4,526,367 $   31,222  $12,062,635

See notes to condensed consolidated financial statements.


                       AIR T, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.  Financial Statement Presentation

     The Condensed Consolidated Balance Sheet as of September 30, 2004 and the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), for the periods ended September 30, 2004 and 2003 have been prepared by Air
T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of September 30, 2004, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2004. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

     Current reclassifications have been made to fiscal 2004 amounts to conform to the current year presentation.

2.  Income Taxes

     The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2004 and March 31, 2004 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

     The income tax provisions for continuing operations for the respective three and six-months ended September 30, 2004 and 2003 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, permanent tax differences.

3.  Net Earnings Per Share

     Basic earnings (loss) per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of September 30, 2004 all stock options were dilutive.

The computation of basic and diluted earnings (loss) per common share is as follows:

                               Three Months Ended         Six Months Ended
                                  September 30,             September 30,
                                2004        2003           2004        2003

Net earnings                $  538,290   $  358,419     $1,071,566  $  707,207

Basic and Diluted Earnings
(Loss)
  Per Share:
   Continuing Operations    $     0.20   $     0.22     $     0.40  $     0.39
   Discontinued Operations         -          (0.09)           -         (0.13)
Total Basic and Diluted
Net Earnings Per Share      $     0.20   $     0.13     $     0.40  $     0.26

Weighted Average Shares
Outstanding:
   Basic                     2,657,334    2,726,320      2,672,081   2,726,320
   Plus:  Incremental
    shares from stock
    options                     35,675        7,294         30,942        -
   Diluted                   2,693,009    2,733,614      2,703,023   2,726,320

4.   Inventories

    Inventories consist of the following:

                                   September 30, 2004       March 31, 2004
    Aircraft parts and supplies       $  2,023,746            $ 2,053,665
    Aircraft equipment
    manufacturing:
       Raw materials                     4,180,820              3,508,363
       Work in process                   1,424,787              1,563,259
       Finished goods                      568,020                920,149
    Total inventory                      8,197,373              8,045,436
    Reserves                            (1,611,475)            (1,585,364)

    Total, net of reserves            $  6,585,898            $ 6,460,072


5.   Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.


Product warranty reserve activity during the six-months ended September 30, 2004 and 2003 are as follows:

                                 Six Months Ended
                                    September 30,
                                 2004          2003

Beginning balance             $ 147,000    $ 116,000
   Additions to reserve          65,000       66,000
   Use of reserve               (56,000)     (32,000)
Ending balance                $ 156,000    $ 150,000


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles Bulletin No. 25. The Company has applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation and has determined that, due to the fact that no stock options were granted since fiscal 2000, there is no effect on proforma net income and proforma earnings per share for the six-month periods ended September 30, 2004 and 2003.


6.   Derivative Financial Instruments

As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $62,044 included in accumulated other comprehensive income (loss) at date of termination is being ratably amortized into interest expense over the remaining term of the Company's credit line.

7.   Financing Arrangements

 In August 2004 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2006. In order to more closely match the credit line's limits to the Company's financing needs in light of its current cash balances, the Company agreed to reduce the credit line's limit to $3,500,000 from September 1, 2004 to December 31, 2004. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of September 30, 2004, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2004, $2,791,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company's assets.

Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at September 30, 2004 was 1.84%. At September 30, 2004 and March 31, 2004, the amounts outstanding against the line were $709,000 and $132,000, respectively.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten year amortization with a balloon payment at the end of the fifth year.

8.   Discontinued Operations

During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of Mountain Aircraft Services, LLC. (MAS) and to discontinue the operations of the Company's aviation service sector business. The Company entered into a letter of intent on June 19, 2003 to sell certain assets and the business operations of MAS to an investor group, which included former management of MAS, for consideration of $1,950,000. On August 14, 2003, the Company closed on the transaction for consideration totaling $1,885,000, comprised of $1,550,000 in cash and a $335,000 promissory note. The sale resulted in the recognition of losses totaling $1,121,000. In conjunction with the sale, the Company agreed to indemnify the buyer and its affiliates with respect to certain matters related to contractual representations and warranties and the operation of the business prior to closing. Although no assurances can be made, the Company does not believe the indemnities provided will have a material effect on its financial condition or results of operations.

Under the terms of the sale agreement, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell the remaining MAS inventory not included in the sale transaction. Upon termination of the consignment agreement, all unsold inventory will be returned to the Company. Inventory on consignment, net of applicable reserves, under this agreement amounted to $671,000 as of September 30, 2004. The accompanying fiscal 2004 condensed consolidated financial statements reflects the sale of certain MAS assets and the net operations of MAS as discontinued operations, net of tax, for all periods presented.

     A summary of the operating results of the discontinued operations for the six-months ended September 30, 2004 and 2003 is as follows:


                                       2004             2003

         Revenue                   $      -         $  2,565,931

         Operating Loss            $      -         $   (373,819)


         Loss before income taxes  $      -         $   (571,897)
         Income tax benefit               -              223,040

         Net loss                  $      -         $   (348,857)


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



Segment data is summarized as follows:

                               Three months ended        Six months ended
                                 September 30,             September 30,
                              2004         2003          2004        2003

Operating Revenues
  Overnight Air Cargo     $ 9,552,478   $ 8,514,306  $18,603,606  $15,799,774
  Ground Equipment          6,813,166     5,108,772   12,848,871    8,879,365
  Total                   $16,365,644   $13,623,078  $31,452,477  $24,679,139

Operating Income(Loss)(1)
  Overnight Air Cargo     $   498,486   $   814,658  $ 1,280,692  $ 1,658,735
  Ground Equipment            726,503       694,083    1,361,971    1,011,605
  Corporate  (2)             (314,115)     (563,602)    (859,891)  (1,041,755)
  Total                   $   910,874   $   945,139  $ 1,782,772  $ 1,628,585

Depreciation and
Amortization
  Overnight Air Cargo     $    94,581   $    55,675  $   210,712  $   110,476
  Ground Equipment             30,813        40,399       61,144       82,067
  Corporate                    13,687        41,746       27,857       82,834
  Total                   $   139,081   $   137,820  $   299,713  $   275,377

Capital
Expenditures, net
  Overnight Air Cargo     $   109,168   $    23,534  $   124,425  $    32,148
  Ground Equipment               -           11,131        4,232       15,548
  Corporate                    63,805        22,548       84,625       23,345
  Total                   $   172,973   $    57,213  $   213,282  $    71,041


                                     As of
                         September 30,    March 31,
                              2004          2004
Identifiable Assets
  Overnight Air Cargo     $ 6,094,443   $ 5,727,470
  Ground Equipment         11,096,380     9,646,490
  Corporate                 5,112,033     3,093,449

  Total                   $22,302,856   $18,467,409



(1) Reclassifications have been made to fiscal 2004 amounts to reflect current period changes in allocations of corporate administrative costs.
(2) Includes income from inter-segment
    transactions.



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


     During the third quarter of fiscal 2004 the Company also agreed to buyback purchase from the former executive officer 118,480 shares of the Company common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three approximately equal installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of the former executive's stock will be recorded in the period that the repurchase occurs as treasury stock transactions and all such stock will be subsequently retired.

     The first two installment payments required to be made under the above agreements were made on January 12 and July 7, 2004, the third, and final, installment is scheduled to be made on January 7, 2005.

11.  Commitments and Contingencies

  Global and one of its former employees are defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al., Case No. 1:02CV00388. The plaintiffs claim to have developed a novel method of aircraft de/ant-icing, and allege that the system is the subject of trade secrets and a patent. The plaintiffs allege that the defendants misappropriated the trade secrets, breached a confidentiality agreement, and infringed the patent. The defendants deny all the claims and have defended the lawsuit vigorously. Discovery has been completed, with the exception of the deposition of the plaintiffs' damages expert witness which has not been scheduled. On May 7, 2004, the defendants moved for summary judgment on all claims. The plaintiffs have moved for summary judgment on the patent infringement claim. The summary judgment motions have been fully briefed and the parties' are awaiting the Court's ruling. No trial date has been set. If any of the plaintiffs' claims survive the defendants' summary judgment motion, trial is expected to be conducted in the first quarter of 2005.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.


     As discussed above, during fiscal 2003, the Company decided to discontinue and dispose of its aircraft component parts brokerage and repair services business operated by its Mountain Aircraft Services, LLC
(MAS) subsidiary and accordingly, the Company's consolidated financial statements have been reclassified to reflect the results of MAS as a discontinued operation. See Note 8 Discontinued Operations of Notes to Condensed Consolidated Financial Statements. Consequently, MAS' operations are not included in the Results of Continuing Operations discussed below, however, continuing operations reflect certain residual cost associated with discontinued operations.

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

     The Company's most significant component of revenue, which accounted for approximately 59%, of revenue for the six-months ended September 30, 2004, was generated through its overnight air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA).

     MAC and CSA provide short-haul express air freight services primarily to one customer, Federal Express Corporation (the customer). Separate agreements cover the four types of aircraft operated by MAC and CSA for their customer-Cessna Caravan, ATR-42, Fokker F-27, and Short Brothers SD3-
30. Cessna Caravan, ATR-42 and Fokker F-27 aircraft (a total of 93 revenue aircraft at September 30, 2004) are owned by and dry-leased from the Customer. Two Short Brothers SD3-30 aircraft are owned by the Company.
The SD3-30's are operated periodically under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

     Agreements are renewable annually and may be terminated by the Customer at any time upon 15 to 30 days' notice. The Company believes that the short term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. The Company is not contractually precluded from providing such services to other firms, and has done so in the past. Loss of its contracts with the Customer would have a material adverse effect on the Company.

     Under the terms of the dry-lease service agreements which currently cover approximately 98% of the revenue aircraft operated, the Company charges an administrative fee and passes through to its customer certain other cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

     MAC and CSA's revenue contributed approximately $18,604,000 and $15,800,000 to the Company's revenues for the six-month periods ended September 30, 2004 and 2003, respectively, a current year increase of approximately 18%. The increase in revenue was primarily attributed to $2,144,000 of increased direct operating costs, passed through to customer, and an increased volume of maintenance services, related to customer fleet modernization and route expansion, provided during the current period, partly offset by decreased administrative fees as older Fokker F-27 aircraft were retired from service prior to the pending introduction of newer ATR-42 replacement aircraft.

     The air cargo segments' operating income decreased $378,000 to $1,281,000 for the six-month period ended September 30, 2004 compared to the prior year period principally due to the temporary effects of the customer's modernization of the aircraft fleet, as well as route expansion. Revenues from that segment's administrative fees (which are based on the number of aircraft operated) declined due to delays in the customer's introduction of newer technology aircraft to replace the older aircraft removed from service. In addition, administrative costs increased as additional staffing was put in place to oversee the phase-in of the newer aircraft and the expansion in the number of routes.

     Global Ground Support, LLC (Global), which provided the remaining 41% of the Company's revenues for the six months ended September 30, 2004, manufactures, services and supports aviation ground support and specialized military and industrial equipment on a worldwide basis. On January 23, 2004 the Company received a three-year extension to its existing four-year supply agreement with the U.S. Air Force. Global's revenue contributed approximately $12,849,000 and $8,879,000 to the Company's revenues for the six-month periods ended September 30, 2004 and 2003, respectively. The 45% increase in revenues was primarily related to a current period $5,479,000 increase in military equipment orders, partially offset by the completion of a large scale airport contract during the previous six-month period. This shift in the mix of products sold during the period reduced operating margins from the comparable prior period. Global's operating income increased $351,000 to $1,362,000 for the six-months ended September 30, 2004 compared to the prior year period due principally to an increase in the level of orders under the long-term supply contract with the U.S. Air Force, which was offset in part by the inclusion in the prior year period of revenues from a large-scale airport contract which was principally completed in the third quarter of fiscal 2004.


Outlook

     The Company's current outlook for fiscal 2005 assumes that, due to significantly higher fuel cost and increased losses sustained by commercial carriers since September 11, 2001, the commercial aviation market will grow at a rate that is substantially less than the rest of the economy.

     Current period orders from the military, lower cost airlines and aviation service providers have helped offset the lower than normal order levels experienced from Global's major commercial ground equipment customers. During the first half of fiscal 2005 MAC's air cargo customer experienced delays in introducing its newer replacement aircraft into revenue service. Company management currently anticipates ground equipment orders will remain level and that its air cargo customer will continue its aircraft fleet modernization program through fiscal 2005, however, future aircraft conversion delays, terrorist attacks, competition or inflation may cause further delays or termination of certain customer orders or projects.

     As stated above, during the second quarter of fiscal 2004, Company management closed on its agreement to sell certain MAS assets and to discontinue the operations of the Company's aviation service sector
business.   The completion of this sale and resulting decrease in operating losses experienced by this business segment are expected to continue to improve the Company's overall operating results and financial position throughout fiscal 2005, as compared to fiscal 2004. As detailed in Footnote 8 Discontinued Operations, under the terms of the sale agreement, the Company retained certain inventory which was consigned to the buyer for sale under a three-year consignment agreement. Future changes in the market value of this inventory could negatively affect the carrying value of the inventory on the Company's books. Reductions in the carrying value of the inventory would negatively affect net earnings.

     Based on the current general economic and industry outlook and cost-cutting measures implemented over the past two fiscal years, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through fiscal 2005. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets, although there is no assurance these additional funds will be sufficient.

     Actual results for fiscal 2005 will depend upon a number of factors beyond the Company's control, including, in part, future significant increases in the rate of inflation, including fuel prices, the timing, speed and magnitude of the economic recovery, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and market value of used aviation parts and components systems.

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

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $340,000 and $368,000, respectively, at September 30, 2004 and March 31, 2004, was established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports and customer financial condition. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories in the amount of $1,611,000 and $1,585,000, respectively, at September 30, 2004 and March 31, 2004, are based on assessment of slow-moving and obsolete inventories. Historical part usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

     Deferred Taxes. Deferred tax assets and liabilities, net of valuation allowance in the amount of $83,000, at September 30, 2004 and March 31, 2004, reflect the likelihood of the recoverability of these assets.
Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

     Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.75% discount rate. Long-term deferred retirement benefit obligations amounted to $1,536,000 and $1,462,000, respectively, at September 30, 2004 and March 31, 2004. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

     Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts, certain labor service contracts and long-term fixed-price manufacturing projects are recognized on the percentage-of-completion method. Billings in excess of cost and estimated earnings for contracts under percentage of completion amounted to $80,000 at September 30, 2004 and March 31, 2004. Revenues are measured by the percentage of cost incurred to date, to estimated total cost for each contract or work order; unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

     Valuation of Long-Lived Assets. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 for the MAS operations and has reflected any remaining long-lived assets associated with the discontinued MAS subsidiary at zero fair market value at September 30, 2004.

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

     During the third quarter of fiscal 2004 the Company also agreed to buyback purchase from the former executive officer 118,480 shares of the Company common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase will take place in three approximately equal installments over a one-year period, starting January 12, 2004, and will total approximately $538,000. The repurchase of the former executive's stock will be recorded in the period that the repurchase occurs as treasury stock transactions and all such stock will be subsequently retired.

     The first two installment payments required to be made under the above agreements were made on January 12 and July 7, 2004, the third and final, installment is scheduled to be made on January 7, 2005.


Seasonality

      Global's business has historically been seasonal. Due to the nature of its product line, the bulk of Global's revenues and earnings have historically occurred during the second and third fiscal quarters in anticipation of the winter season, although in most recent periods the Company's efforts to reduce seasonal fluctuations have ameliorated this seasonal trend. The Company has continued its efforts to reduce Global's seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in June 2003 Global was awarded a three-year extension on the contract. In January 2001 and March 2003 Global received two large scale, fixed-stand deicer contracts, which the Company believes contributed to management's plan to reduce seasonal fluctuation in revenues during fiscal 2002 and 2004. However, these fixed-stand deicer contracts have been completed, and seasonal trends for Global's business may resume, unless offset by additional revenue from other sources. The remainder of the Company's business is not materially seasonal.

Results of Operations

     Consolidated revenue increased $6,773,000 (27.5%) to $31,452,000 and $2,743,000 (20.1%) to $16,365,000, respectively, for the six and three-month periods ended September 30, 2004 compared to their equivalent 2003 periods. The six and three-month current period net increase in revenue primarily resulted from increased revenues in both the air cargo and ground equipment business segment, as detailed above in Overview.

     Operating expenses increased $6,619,000 (28.7%) to $29,670,000 for the six-month period ended September 30, 2004 and $2,777,000 (21.9%) to $15,455,000 for the three-month period ended September 30, 2004 compared to their equivalent 2003 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations increased $1,085,000 (15.8%) primarily as a result of increased direct operating costs, including fuel, airport fees, pilot staffing, and costs associated with pilot travel, due to increased cost of oil and customer flight schedule changes and increased administrative staffing due to fleet modernization and route expansion programs; maintenance expense increased $1,807,000 (32.6%) primarily as a result of increases in cost of maintenance personnel, cost of travel, contract services, parts and outside maintenance related to customer fleet modernization and route expansion; ground equipment increased $3,328,000 (50.1%), as a result of increased cost of parts and supplies and assembly line personnel related to increased customer order backlog; depreciation and amortization increased $24,000 (8.8%) as a result of purchases of capital assets; and general and administrative expense increased $374,000 (10.0%) primarily as a result of increased professional fees, corporate aircraft costs, telephone costs, and staffing, offset by decreased profit sharing provision due to management changes.

     The change in operating expenses for the three-month period consisted of the following: cost of flight operations increased $504,000 (13.6%), primarily as a result of increased direct operating cost associated with route schedule changes and expansion which increased the cost of fuel, pilot salaries, travel and airport fees and administration; maintenance expense increased $645,000 (20.6%), primarily as a result of increased cost of parts, outside maintenance, travel and maintenance salaries stated above; ground equipment increased $1,540,000 (40.7%), as a result of higher cost of parts and labor associated with increased Global sales; and general and administrative expense increased $87,000 (4.5%) primarily as a result of increased professional fees, corporate aircraft costs and telephone costs, offset by decreased profit sharing provision due to management changes.

     The current six-month period's increased operating income ($154,000) resulted primarily from increased ground equipment sector revenues and operating income related to current period's higher levels of military equipment orders, partly offset by the prior period completion of a large scale airport contract; the equipment sector's increase was offset by a net decrease in the air cargo sector's operating income. The net decrease in air cargo operating income was due to a combination of temporarily decreased administrative fees which resulted from delays in the introduction of replacement aircraft, currently undergoing conversion to cargo configuration, as older cargo aircraft are phased out of service, and higher levels of current period administrative costs as additional staffing has been put in place to oversee the phase-in of the newer aircraft and route expansion.

     Net non-operating expense increased $155,000 and $79,000, respectively, for the six and three-month periods ended September 30, 2004 compared to September 30, 2003. The six and three-month months increase in non-operating expense was principally due to increased interest expense recognized by continuing operations during the current periods and a reduction in investment income from marketable securities during the periods ended September 30, 2004.

     Pretax earnings from continuing operations decreased $1,000 and $114,000, respectively, for the six and three-month periods ended September 30, 2004, compared to their respective September 30, 2003 periods, principally due to the above stated increased administrative cost and decreased administrative fees associated with the, respective, air cargo aircraft fleet modernization and delayed introduction of replacement aircraft.

     The provision for income taxes decreased $40,000 and $17,000 for the six and three-month periods ended September 30, 2004, respectively compared to their respective 2003 periods, primarily due to the decreased earnings from continuing operations for the periods ended September 30, 2004. The effective tax rate for the three and six-month periods ended September 30, 2004 and 2003 averaged approximately 40%.


Liquidity and Capital Resources

     As of September 30, 2004 the Company's working capital amounted to $10,515,000, an increase of $2,187,000 compared to March 31, 2004. The net increase primarily resulted from increases in cash and cash equivalents and accounts receivable, partially offset by an increase in accounts payable.

     In August 2004 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2006. In order to more closely match the credit line's limits to the Company's financing needs, the credit line limits were amended to $3,500,000 from September 1, 2004 to December 31, 2004 and $7,000,000 from January 1, 2005 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of September 30, 2004, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company's outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2004, $2,791,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company's assets.

     Amounts advanced under the credit facility bear interest at the 30-day "LIBOR" rate plus 137 basis points. The LIBOR rate at September 30, 2004 was 1.84%. At September 30, 2004 and March 31, 2004, the amounts outstanding against the line were $709,000 and $132,000, respectively.

     In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten year amortization with a balloon payment at the end of the fifth year.

     The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements. A table representing the scheduled maturities of the Company's contractual obligations as of March 31, 2004 was included under the heading "Contractual Obligations" on page 14 of the Company's 2004 Annual report on Form 10-K filed with the SEC on June 24, 2004. There were no significant changes from the table referenced above during the quarter ended September 30, 2004, except for the aircraft refinancing discussed above.

     The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

     The respective six-month periods ended September 30, 2004 and 2003 resulted in the following changes in cash flow: operating activities provided $821,000 and $481,000 in 2004 and 2003, respectively, investing activities used $158,000 in 2004 and provided $1,805,000 in 2003, and financing activities provided $850,000 in 2004 and used $1,953,000 in 2003. Net cash increased $1,513,000 and $333,000 during the six months ended September 30, 2004 and 2003, respectively.

     Cash provided by operating activities was $340,000 more for the six-months ended September 30, 2004 compared to the similar 2003 period, principally due to increased earnings and accounts payable and decreased inventories, partly offset by increased accounts receivables.

     Cash used in investing activities for the six-months ended September 30, 2004 was approximately $1,963,000 more than the comparable period in 2003 due to the sale of discontinued operations and proceeds from a sale of marketable securities in the six-months ended September 30, 2003.

     Cash provided by financing activities was $2,803,000 more in the 2004 six-month period than in the corresponding 2003 period due to current period aircraft financing and net borrowings on the line of credit, partially offset by the payment of a 2004 cash dividend.

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

     In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $62,044 included in accumulated other comprehensive income (loss) at date of termination is being ratably amortized into interest expense over the remaining term of the Company's credit line.

Deferred Retirement Obligation

     Contractual death benefits for the Company's former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of September 30, 2004, $64,000 has been reflected as a current liability and $147,000 has been reflected as a long-term liability associated with this death benefit.

Impact of Inflation

      If interest rates continue to rise, the Company believes the impact of inflation and changing prices on its revenues and net earnings could have a material effect on its manufacturing operations if the Company cannot increase prices to pass the additional costs on to its customers. Although the Company's air cargo business can pass through the major direct operating cost components of its operations, without markup, under its current contract terms, higher rates of inflation could affect our customer's current business plans.

Recent Accounting Pronouncements

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

The Company's ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity during the six-months ended September 30, 2004 and 2003 are as follows:

                                 Six Months Ended
                                    September 30,
                                 2004          2003

Beginning balance             $ 147,000    $ 116,000
   Additions to reserve          65,000       66,000
   Use of reserve               (56,000)     (32,000)
Ending balance                $ 156,000    $ 150,000



In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has elected to continue to account for its stock-based compensation under the provisions of Accounting Principles bulletin No. 25, SFAS No. 148 has no impact on the Company's consolidated statement of operations for the periods ended September 30, 2004 and 2003.

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

     There were no changes in the Company's internal control over financial reporting during or subsequent to the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1 Amendment No 3 to Loan Agreement among Bank of America N.A. the
     Company and its subsidiaries, dated as of August 31, 2004, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 25, 2004

31.1 Certification of Walter Clark

31.2 Certification of John J. Gioffre

32.1 Section 1350 Certification




 b.   Reports on Form 8-K

The Company furnished a Current Report Form 8-K on July 29, 2004, which was amended later on July 29, 2004, to report under Item 12 the financial results for the three months ended June 30, 2004.

On July 30, 2004, the Company furnished two amendments to previously filed Current Reports on Form 8-K that had reported financial results for prior periods pursuant to Item 12 to correct Formatting errors in those Current Reports.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AIR T, INC.

By:   /s/ Walter Clark
     Walter Clark, Chief Executive Officer
     (Principal Executive Officer)


Date:  November 4, 2004


By:   /s/ John J. Gioffre
     John J. Gioffre, Chief Financial Officer
     (Principal Financial and Accounting Officer)


Date:  November 4, 2004








                                AIR T, INC.
                               EXHIBIT INDEX



Exhibit Number  Document

 31.1              Certification of Walter Clark
 31.2              Certification of John Gioffre
 32.1              Section 1350 certification





