Form 10-K/A
period 2004-03-31
AIR T INC
filed 2004-11-10
CIK 353184

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             _________________
                                Form 10-K/A
                             (Amendment No. 1)
                             _________________
(Mark One)
   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended March 31, 2004
                                    OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from _______________ to _____________

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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock, par value  $.25 per share
                             (Title of Class)
                            __________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12G-2).  Yes    No (X)

     The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices for such stock on September 30, 2003, was $3,588,724. As of May 20, 2004, 2,686,825 shares of Common Stock were outstanding.

PRELIMINARY NOTE

     This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K (the "Annual Report") for the year ended March 31, 2004 of Air T, Inc. (the "Company") solely to correct the captions of the Company's consolidated statements of operations, consolidated statements of cash flows and the consolidated statements of stockholders' equity and comprehensive income (loss) which inadvertently included the words "condensed" and "(unaudited)" in those captions. The Company is filing this Amendment to clarify any uncertainty arising from these errors, although the report of the independent auditors accompanying the financial statements included in the Annual Report clearly indicates that such auditors have audited those statements. These errors appeared only in the EDGAR transmission copy of the Annual Report, and this Amendment is being filed promptly after the Company became aware of these transmission errors.

     Pursuant to Rule 12b-15 under the Securities Act of 1934, the Company is restating in this Amendment the complete Item 8 of the Annual Report although the only changes being effected are the deletion of the words "condensed" and "(unaudited)" from the captions of the specified financial statements as noted above. Because this Amendment includes Item 8, the Company has restated Item 9A, even though the Company is reporting no changes in matters reported in that Item. Pursuant to Rule 12b-15, the Company has included as exhibits to this Amendment new certifications of its principal executive officer and principal financial officer, as well as a consent of its independent auditors to the inclusion of their report in this Amendment, and has revised the list of exhibits included in Item 15 accordingly.


                                  PART II

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



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Charlotte, North Carolina
June 21, 2004


                       AIR T, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                     2004       2003         2002
Operating Revenues (Note 11):

  Overnight air cargo           $36,168,096  $29,898,840  $29,258,086
  Ground equipment               19,828,749   12,972,887   30,344,889
                                 55,996,845   42,871,727   59,602,975

Operating Expenses:
  Flight-air cargo               15,465,662   14,432,941   14,418,205
  Maintenance-air cargo          13,863,329   10,328,867    9,978,664
  Ground equipment               14,805,098   10,126,022   23,491,805
  General and administrative
  (Note 7)                        7,903,173    6,728,795    7,697,010
  Depreciation and amortization     557,551      626,582      572,621
                                 52,594,813   42,243,207   56,158,305

Operating Income                  3,402,032      628,520    3,444,670

Non-operating Expense (Income):
  Interest                          (41,438)     (30,728)     288,761
  Deferred retirement expense
 (Note 13)                           21,000       21,000       88,078
  Investment income                 (69,421)     (90,003)    (115,562)
  Other                             (34,247)      84,636     (115,942)
                                   (124,106)     (15,095)     145,335

Earnings From Continuing
  Operations Before Income Taxes  3,526,138      643,615    3,299,335

Income Taxes (Note 12)            1,362,306      277,249    1,282,827

Earnings From Continuing
  Operations                      2,163,832      366,366    2,016,508

Loss From Discontinued
Operations, Net of Income
Taxes (Note 10)                    (425,970)  (1,590,577)    (738,009)


Net Earnings (Loss)             $ 1,737,862  $(1,224,211) $ 1,278,499


Basic Earnings (Loss) Per Share
  (Note 14):
  Continuing Operations         $      0.80  $      0.13  $      0.74
  Discontinued Operations             (0.16)       (0.58)       (0.27)
Total Basic Net Earnings
  (Loss) Per Share              $      0.64  $     (0.45) $      0.47

Diluted Earnings (Loss) Per Share
  (Note 14):
  Continuing Operations         $      0.80  $      0.13  $      0.72
  Discontinued Operations             (0.16)       (0.58)       (0.26)
Total Diluted Net Earnings
  (Loss) Per Share              $      0.64  $     (0.45) $      0.46

Weighted Average Shares
  Outstanding:
     Basic                        2,716,447    2,726,320    2,716,823
     Diluted                      2,727,919    2,726,320    2,788,700

See notes to consolidated financial statements.



                       AIR T, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                         March 31,
                                                     2004           2003
ASSETS (Note 6)
Current Assets:
   Cash and cash equivalents                   $    459,449    $     79,715
   Marketable securities (Note 2)                   849,018       1,057,042
   Accounts receivable, less allowance for
     doubtful accounts of $367,505 in 2004
     and $449,358 in 2003                         5,094,849       6,150,108
   Notes and other non-trade receivables-current    146,137          17,573
   Assets held for sale (Note 10)                       -         1,950,000
   Inventories (Notes 3 and 10)                   6,460,072       6,275,288
   Deferred tax asset (Note 12)                   1,254,870       1,036,998
   Prepaid expenses and other                       151,879         129,029

     Total Current Assets                        14,416,274      16,695,753

Property and Equipment (Note 10):
   Furniture, fixtures and improvements           5,802,939       5,609,003
   Flight equipment and rotables inventory        2,573,431       1,483,029
                                                  8,376,370       7,092,032
   Less accumulated depreciation                 (5,105,802)     (4,788,779)
     Property and Equipment, net                  3,270,568       2,303,253

Deferred Tax Asset (Note 12)                        288,920       1,096,883
Intangible Pension Asset  (Note 13)                  79,695         219,862
Other Assets                                         54,635          61,447
Cash surrender value of life insurance policies   1,059,862         879,032
Notes and other non-trade receivables-long-term     403,584          71,463

     Total Assets                              $ 19,573,538    $ 21,327,693



See notes to consolidated financial statements.




                       AIR T, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (CONTINUED)


                                                          March 31,
                                                     2004           2003
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                            $   3,540,350   $  4,436,291
   Accrued expenses (Note 5)                       2,200,209      1,691,341
   Billings in excess of costs and estimated
     earnings on uncompleted contracts (Note 4)       80,129        760,979
   Income taxes payable (Note 12)                    172,359        180,278
   Current portion of long-term obligations
     (Notes 7 & 13)                                   94,807        113,130
    Total Current Liabilities                      6,087,854      7,182,019


Capital Lease Obligations (less current
   portion) (Note 7)                                  52,659         50,070
Long-term Debt (Note 6)                              131,864      2,345,910
Deferred Retirement Obligations (less
   current portion (Note 13)                       1,624,361      2,138,712

Stockholders' Equity (Note 9):
   Preferred stock, $1 par value, authorized
     50,000 shares, none issued                          -              -
   Common stock, par value $.25; authorized
     4,000,000 shares; 2,686,827 and
     2,726,320 shares issued and
     outstanding in 2004 and 2003, respectively      671,706        681,580
   Additional paid in capital                      6,834,279      6,863,898
   Retained earnings                               4,127,484      2,529,556

   Accumulated other comprehensive income
     (loss), net                                      43,331       (464,052)
     Total Stockholders' Equity                   11,676,800      9,610,982
   Total Liabilities and Stockholders'
     Equity                                    $  19,573,538   $ 21,327,693





See notes to consolidated financial statements.








                       AIR T, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Year Ended March 31,
                                               2004        2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                     $ 1,737,862 $(1,224,211) $ 1,278,499
    Adjustments to reconcile net earnings
      (loss) to net cash provided by
      operating activities:
       Change in accounts receivable and
        inventory reserves                    248,801    (432,187)     616,049
       Depreciation and amortization          557,551     797,778      722,058
       Deferred tax provision (benefit)       590,091    (838,030)    (283,805)
       Other-than-temporary impairment
        charge on securities                      -       161,000          -
       Periodic pension cost                  266,802     276,283      253,609
       Asset impairment charge on
        discontinued operations                   -     1,655,895          -
    Change in assets and liabilities
      which provided (used) cash
       Accounts receivable                  1,137,112    (339,476)   4,983,300
       Notes receivable                        (4,036)    (17,467)     (61,469)
       Inventories                           (784,773)  1,195,955      291,324
       Prepaid expenses and other            (192,258)    (69,489)      58,495
       Accounts payable                    (1,153,568)    892,723   (5,336,060)
       Accrued expenses                       490,545    (279,040)     356,793
       Billings in excess of costs and
         estimated earnings on
         uncompleted contracts               (680,850)    760,979          -
       Income taxes payable                    (7,919)   (174,917)      67,349
        Total adjustments                     467,498   3,590,007    1,667,643
     Net cash provided by operating
        activities                          2,205,360   2,365,796    2,946,142
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets of
       discontinued operations              1,550,000     140,000       50,000
     Proceeds from sale of marketable
       securities                             362,500         -         13,496
    Capital expenditures                   (1,260,819)   (466,867)    (776,097)
     Net cash provided by (used in)
      investing activities                    651,681    (326,867)    (712,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on line of credit       (2,197,880) (1,370,630)  (1,479,100)
    Repayment of term loan                        -      (300,000)    (450,000)
    Payment of cash dividend                      -      (325,854)    (405,520)
    Repurchase of common stock               (179,427)        -        (42,785)
    Executive pension payment                (100,000)        -            -
    Proceeds from exercise of stock options       -         5,500       77,835
     Net cash used in financing activities (2,477,307) (1,990,984)  (2,299,570)
NET INCREASE (DECREASE) IN CASH & CASH
  EQUIVALENTS                                 379,734      47,945      (66,029)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                         79,715      31,770       97,799
CASH AND CASH EQUIVALENTS AT END OF YEAR  $   459,449 $    79,715  $    31,770

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES:
  Note receivable from sale of assets-
    discontinued operations               $   334,523 $       -    $       -
  Capital leases entered into during
    fiscal year                                51,361         -         24,581
  Settlement installments due former
    executive officer                         200,000         -            -
  Increase in fair value of marketable
    securities                                159,086         -            -
  Change in fair value of deravitives          64,936      21,276      119,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the year for:
    Interest                              $   109,050     368,670      609,912
    Income taxes                              515,418     274,587    1,039,595

See notes to consolidated financial statements.





                        AIR T, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                  (LOSS)

                                                         Accumulated
                  Common Stock                              other
                    (Note 9)                               Compre-
                                 Additional                hensive    Total
                                   Paid-In    Retained     Income  Stockholders
                Shares    Amount   Capital    Earnings     (Loss)     Equity

Balance,March
  31, 2001    2,705,153 $ 676,288 $6,828,640 $3,206,642 $ (541,255) $10,170,315

Comprehensive
    Income:
Net Earnings                                  1,278,499
Other compre-
hensive income
  (loss),
Unrealized gain
  on securities                                            119,690
Pension liability
  adjustment                                                20,691
Change in fair
  value of
  derivatives                                             (119,000)
Total Compre-
hensive Income                                                        1,299,880
Repurchase and                                                                       -
  retirement of
  common stock  (13,500)   (3,375)   (39,410)                          (42,785)
Exercise of
  stock options  32,667     8,167     69,668                            77,835
Cash dividend
  ($0.15 per
  share)                                       (405,520)              (405,520)

Balance, March
  31, 2002    2,724,320   681,080  6,858,898  4,079,621   (519,874)  11,099,725


Comprehensive Loss:
  Net loss                                   (1,224,211)

Other compreh-
ensive income
  (loss),
Other than
temporary impair-
ment charges on
  securities                                               161,000
Unrealized gain on
  securities                                                74,098
Pension liability
  adjustment                                              (158,000)
Change in fair
value of
  derivatives                                              (21,276)
Total Compre-
hensive Loss                                                        (1,168,389)
Exercise of
stock options     2,000       500      5,000                             5,500
Cash dividend
($0.12 per
  share)                                       (325,854)              (325,854)

Balance, March
  31, 2003    2,726,320   681,580  6,863,898  2,529,556   (464,052)  9,610,982


Comprehensive
Income Net
  earnings                                    1,737,862
Other compre-
hensive income:
Unrealized gain
  on securities                                            159,086
Pension liabil-
  ity adjustment                                           283,361
Change in fair
value of
  derivatives                                               64,936
Total Compre-
hensive Income                                                       2,245,245
Repurchase and
retirement  of
  common stock  (39,493)   (9,874)   (29,619)  (139,934)              (179,427)
                                                                                      -
                                                                                  -

Balance, March
  31, 2004    2,686,827 $ 671,706 $6,834,279 $4,127,484  $ 43,331   $11,676,800


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
         Other equipment and furniture                  3 to 7 years

     Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts and long term fixed price construction projects are recognized on the percentage-of-completion method, in accordance with AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts". Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date to estimated total cost for each contract or workorder. Contract costs include all direct material and labor costs and overhead costs related to contract performance. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Such contracts generally have a customer
     retainage provision. Except for a construction contract at Global, which is billed on a progress billing basis, the Company generally bills its customer at the time of completion of the contract or workorder.

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


      Stock based                           2004        2003        2002
      compensation

      Net income as
      reported                          $ 1,738,000  (1,224,000    1,278,000

      Compensation costs,
        net of taxes                    $       -           -         46,000
      Proforma net
      income                            $ 1,738,000  (1,224,000)   1,232,000

      Proforma net income per
      diluted share                     $      0.64       (0.45)        0.44



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

     Recent Accounting Pronouncements - The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets".
     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company in fiscal 2004 and did not have a material effect on the Company's financial position and results of operations.

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

     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities" which requires the primary beneficiary of a variable interest entity's activities to consolidate the variable interest entity. In December 2003, the FASB issued FIN 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities
     - An Interpretation of ARB No. 51," which supercedes and amends certain provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46 and certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46. The provisions of FIN 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN 46R are required to be applied to such entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for the Company). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R was required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company), and was required to be applied to all other non-special purpose entities by
     the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for the Company). Adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

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


2.   MARKETABLE SECURITIES

     Marketable securities consist of the following investment types:

                                                 Fair Value at
                                                     March 31,
                                                2004           2003

                Preferred stocks           $       -     $   313,600
                Mutual funds                   849,018       743,442

                Total                      $   849,018     1,057,042


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


3.   INVENTORIES

     Inventories consist of the following:

                                                   March 31,
                                              2004          2003
      Aircraft parts and supplies         $ 1,892,916   $ 2,088,315
      Aircraft equipment manufacturing:
         Raw materials                      3,508,363     2,595,448
         Work in process                    1,563,259       745,409
         Finished goods                       920,149     1,940,077
         Total inventories                  7,884,687     7,369,249
         Reserves                          (1,424,615)   (1,093,961)

      Total, net of reserves              $ 6,460,072   $ 6,275,288



4.   UNCOMPLETED CONTRACTS

     Construction and overhaul contracts in process accounted for under the percentage of completion method are summarized as follows:

                                            March 31,
                                        2004         2003

Costs incurred and estimated
   on uncompleted contracts        $ 2,860,483   $   803,605
Less billings to date                2,940,612     1,564,584
Billings in excess of
  costs and estimated
  earnings                         $   (80,129)  $  (760,979)


5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                    March 31,
                                                2004           2003
       Salaries, wages and related items   $ 1,040,224    $   819,848
       Profit sharing                          486,879         81,000
       Health insurance                        266,905        305,834
       Professional fees                       204,236        223,922
       Warranty reserves                       147,287        116,000
       Other                                    54,678        144,737

       Total                               $ 2,200,209    $ 1,691,341


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

     The Company has classified the $132,000 outstanding balance on its credit line as of March 31, 2004 as long-term to reflect the terms included under the amendment signed on August 31, 2003.

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

          At March 31, 2004, future minimum annual lease payments under capital and non-cancellable operating leases with initial or remaining terms of more than one year are as follows:


                                                  Capital       Operating
                                                   Leases         Leases
                                              $
        2005                                      37,547     $    705,476

        2006                                      26,318          710,632

        2007                                      13,203          386,399

        2008                                      13,203          216,699

        2009                                       6,602          261,147

        Total minimum lease payments              96,873     $  2,280,353
        less amount representing
        interest                                  13,728

        Present value of lease
        payments                                  83,145
        Less current maturities                   30,486

        Long-term maturities                  $   52,659


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


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

          The following table summarizes information about stock options at March 31, 2004:

                        Options Outstanding            Options  Exercisable
                                   Weighted
                                   Average   Weighted              Weighted
       Option                      Remaining  Average               Average
        Grant  Exercise  Options   Contract-  Exercise  Options     Exercise
         Date    Price  Outstand-   ual Life   Price    Exercis-      Price
                             ing     (Years)             able

       1/28/00  $ 3.19     59,000       .8    $  3.19    59,000      $  3.19
       8/13/98    6.38      5,000      4.4       6.38     5,000         6.38


                           64,000      1.1    $  3.44    64,000      $  3.44

          Option activity is summarized as follows:


                                                     Weighted Average
                                                       Exercise Price
                                            Shares       Per Share
       Outstanding March 31, 2001          259,200         $ 2.93
         Exercised                         (32,667)          2.75

       Outstanding March 31, 2002          226,533           3.00
         Exercised                          (2,000)          2.75
         Expired                          (160,533)          2.83

       Outstanding March 31, 2003           64,000           3.44
         Exercised                             -              -

       Outstanding March 31, 2004           64,000         $ 3.44




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


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

     A summary of the assets held for sale at March 31, 2004 and 2003 is as follows:

                                         2004          2003
       Inventory                       $   -       $ 1,900,000
       Property, plant and equipment       -            50,000

       Assets held for sale            $   -       $ 1,950,000


     A summary of the operating results of the discontinued operations is as follows:

                                  2004          2003         2002
      Revenue                 $ 2,575,259   $ 5,977,697  $ 11,355,128

      Operating loss             (500,901)     (942,110)      (90,491)
      Loss before income taxes   (698,902)   (2,598,005)   (1,190,337)

      Income tax benefit          272,932     1,007,428       452,328
      Net loss                $  (425,970)  $(1,590,577) $   (738,009)


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


12.  INCOME TAXES

          The provision (benefit) for income taxes consists of:

                                       Year Ended March 31, 2004
                                 Continuing  Discontinued
                                 Operations   Operations     Total

         Current:
         Federal                $ 1,082,000  $  (665,000)  $  417,000
         State                      228,000     (147,000)      81,000
             Total current        1,310,000     (812,000)     498,000
         Deferred:
         Federal                     43,000      441,000      484,000
         State                        9,000       98,000      107,000
             Total deferred          52,000      539,000      591,000

         Total                  $ 1,362,000  $  (273,000)  $1,089,000

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



          The income tax provision for continuing operations was different from the amount computed using the statutory Federal income tax rate for the following reasons:

                           2004             2003               2002

   Income tax provi-
    sion at U.S.
    statutory rate  $1,199,000  34.0%   $219,000  34.0%   $1,122,000  34.0%

   State income
    taxes, net of
    Federal benefit    163,000   4.6      31,000   4.8       154,000   4.7

   Meal and
    entertainment
    disallowance        19,000   0.5      15,000   2.4       23,0000   0.7
   Other, net          (19,000) (0.5)    (71,000)(11.0)      (16,000) (0.5)
   Change in
    valuation
    allowance              -              83,000   12.9          -

   Income tax
    provision       $1,362,000  38.6%   $277,000   43.1%  $1,283,000  38.9%



  Deferred tax asset is comprised of the following components

                                              2004        2003
   Net deferred tax
   asset
       Warranty reserve                       56,853      46,864
       Accounts receivable reserve           142,924     174,523
       Inventory reserve                     690,214     543,578
       Accrued insurance                     104,552      74,784
       Accrued vacation'                     174,971      94,290
       Deferred compensation                 698,269     658,559
       Other                                  94,904      97,132
       Fixed assets                         (405,467)    (88,124)
       MAS discontinued operations               -       545,705
       State loss carryforward                70,000      70,000
       Valuation allowance                   (83,430)    (83,430)
   Total                                   1,543,790   2,133,881


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

     The above-mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the
     recorded liability and ultimate cash payment of $300,000 resulted in a $305,000 reduction in actuarial losses, recorded in Other Comprehensive Loss, a $90,000 reduction in intangible assets and a net $20,000 reduction in executive compensation charges included in the statement of operations.

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

     The following tables set forth the funded status of the Company's supplemental retirement plan at March 31, 2004 and 2003 and the change in the projected benefit obligation during fiscal 2004 and 2003:



                                                           March 31,
                                                      2004          2003
    Vested benefit obligation and accumulated
       benefit obligation                         $ 1,462,384   $ 1,918,826
    Projected benefit obligation                    1,462,384     1,918,826
    Plan assets at fair value                             -             -

    Projected benefit obligation greater than
       plan assets                                  1,462,384     1,918,826
    Unrecognized prior service cost                  (149,324)     (219,862)
    Unrecognized actuarial gain (loss)                 69,629      (283,363)
    Adjustment required to recognize minimum
       liability                                       79,695       503,225

    Accrued pension cost recognized in the
       consolidated balance sheets                $ 1,462,384   $ 1,918,826


                                                      2004           2003
    Projected benefit obligation beginning
       of year                                      1,918,826   $ 1,555,827
    Service cost                                       72,789        70,244
    Interest cost                                     113,510       112,194
    Actuarial loss due to change
       in assumption                                   72,315       180,561
    Non-cash reduction due to partial
       settlement                                    (415,056)          -
    Benefits paid                                    (300,000)          -
    Projected benefit obligation
    end of year                                   $ 1,462,384   $ 1,918,826



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


          Net periodic pension expense for fiscal 2004, 2003 and 2002 consisted of the following:


                                              2004        2003         2002

    Service cost                             72,789      70,244       62,944
    Interest cost                           113,510     112,194       97,665
    Amortization of unrecognized prior
      service cost and actuarial losses      99,714      93,845       93,000
    Gain on partial settlement              (19,211)        -            -

    Net periodic pension cost               266,802     276,283      253,609


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


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

     Segment data is summarized as follows:

                               2004         2003          2002

Operating Revenues
 Overnight Air Cargo      $ 36,168,096  $ 29,898,840  $ 29,258,086
 Ground Equipment           19,828,749    12,972,887    30,344,889
 Total                    $ 55,996,845  $ 42,871,727  $ 59,602,975


Operating Income from
 Continuing operations
 Overnight Air Cargo      $  3,988,995  $  2,621,003  $  2,215,901
 Ground Equipment            2,039,691       204,642     3,335,477
 Corporate (1)              (2,626,654)   (2,197,125)   (2,106,708)
 Total                    $  3,402,032  $    628,520  $  3,444,670

Identifiable Assets
 Overnight Air Cargo      $  5,727,470  $  4,130,676  $  3,852,042
 Ground Equipment            9,646,490     8,615,032    10,051,691
 Corporate                   3,093,449     4,684,070     2,856,792
 Total                    $ 18,467,409  $ 17,429,778  $ 16,760,525

Capital Expenditures, net
 Overnight Air Cargo      $  1,101,355  $    131,626  $    107,264
 Ground Equipment               75,775       155,528       216,032
 Corporate                      83,689       175,670       303,184
 Total                    $  1,260,819  $    462,824  $    626,480




Depreciation and
Amortization
 Overnight Air Cargo      $    200,128  $    243,635  $    228,051
 Ground Equipment              187,284       239,699       253,377
 Corporate                     170,139       143,248        91,193
 Total                    $    557,551  $    626,582  $    572,621


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

     It should be noted that while the Company's management, including the Chief Executive Officer and the Chief Financial Officer, believe that the Company's disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control
system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

1.   Financial Statements

a. The following are incorporated herein by reference in Item 8 of Part II of this report:

     (i)  Independent Auditors' Report.
     (ii) Consolidated Balance Sheets as of March 31, 2004 and 2003.
     (iii)Consolidated Statements of Operations for each of the three years in the period ended March 31, 2004.
     (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2004.
     (v) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2004.
     (vi) Notes to Consolidated Financial Statements.

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

     10.3 Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994

     10.4 Adoption Agreement regarding the Company's Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993*

     10.5 Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000*

     10.6 Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995

     10.7 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996*

     10.8 Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and John J. Gioffre, incorporated by reference to Exhibit 10.9 to the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996*

     10.9 Omnibus Securities Award Plan, incorporated by reference to Exhibit
          10.11 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1998*

    10.10 Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support,
          LLC, incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on 10Q for the period ended September 30, 1998

    10.11 Amendment, dated February 1, 1999, to Aircraft Dry Lease and
          Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to
          Exhibit 10.13 of the Company's Quarterly Report on 10Q for the period ended December 31, 1998

    10.12 ISDA Schedule to Master Agreement between Bank of America, N.A.
          and the Company dated May 23, 2001, incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

    10.13 Amendment No 1. to Loan Agreement among Bank of America, N.A., the Company and its subsidiaries, dated August 31, 2002, incorp-orated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002

    10.14 Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 1, 1991, most recently amended May 28, 2001, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
          March 31, 2003

    10.15 Agreement dated January 12, 2004 between the Company and J. Hugh Bingham, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004*

    10.16 Amendment No 2. to Loan Agreement among Bank of America, N.A., the Company and its subsidiaries, dated August 31, 2003, incor-porated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003

     21.1 List of subsidiaries of the Company, incorporated by reference to
          Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004

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


                                AIR T, INC.
                               EXHIBIT INDEX



Exhibit Number                   Document

   23.1               Consent of Deloitte & Touche LLP
   31.1               Certification of Walter Clark
   31.2               Certification of John J. Gioffre
   32.1               Section 1350 certification






