Form 10-Q
period 2004-12-31
AIR T INC
filed 2005-01-28
CIK 353184

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended	December 31, 2004
Commission File Number	0-11720

Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ☒        No ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)

Yes ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,710,334 Common Shares, par value of $.25 per share were outstanding as of January 21, 2005.

This filing contains 27 pages.

AIR T, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations for the three and nine-month periods ended December 31, 2004 and 2003 (Unaudited)		3

Condensed Consolidated Balance Sheets at December 31, 2004 (Unaudited) and March 31, 2004		4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2004 and 2003 (Unaudited)		5

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the nine-month periods ended December 31, 2004 and 2003(Unaudited)		6

Notes to Condensed Consolidated Financial Statements (Unaudited)		7-11

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4.	Controls and Procedures	19-20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities, Use of Proceeds and Issuer
	Purchases of Equity Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	22

	Signatures	23

	Exhibit Index	24

	Officers’ Certifications	25-27

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Operating Revenues:
Overnight air cargo	$10,066,069	$10,050,669	$28,669,675	$25,850,443
Ground equipment	8,267,516	2,929,464	21,116,387	11,808,829
	18,333,585	12,980,133	49,786,062	37,659,272

Operating Expenses:
Flight-air cargo	4,193,755	4,096,976	12,134,053	10,951,845
Maintenance-air cargo	4,482,079	4,174,526	11,823,975	9,709,612
Ground equipment	6,607,757	2,320,453	16,586,117	8,970,654
General and administrative	2,092,069	1,762,169	6,201,507	5,497,190
Depreciation and amortization	182,809	132,886	482,522	408,263
	17,558,469	12,487,010	47,228,174	35,537,564

Operating Income	775,116	493,123	2,557,888	2,121,708

Non-operating (Income) Expense:
Interest, net	23,246	14,909	74,894	(75,249)
Deferred retirement expense	5,250	5,250	15,750	15,750
Investment income and other	(17,406)	(20,496)	(63,459)	(86,799)
Gain on asset sale	-	-	(6,616)	-
	11,090	(337)	20,569	(146,298)

Earnings From Continuing
Operations Before Income Taxes	764,026	493,460	2,537,319	2,268,006

Income Tax Expense	278,736	184,654	980,463	903,137

Earnings From Continuing
Operations	$485,290	$308,806	$1,556,856	$1,364,869

Loss From Discontinued Operations,
Net of Income taxes	-	(78,786)	-	(427,643)

Net Earnings	$485,290	$230,020	$1,556,856	$937,226

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.18	$0.11	$0.58	$0.50
Discontinued Operations	-	(0.03)	-	(0.16)
Total Basic and Diluted Net Earnings Per Share	$0.18	$0.08	$0.58	$0.34

Weighted Average Shares Outstanding:
Basic	2,693,001	2,726,320	2,679,054	2,726,320
Diluted	2,693,586	2,747,928	2,699,878	2,730,717

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER31,2004		MARCH 31, 2004
ASSETS	(Unaudited	)
Current Assets:
Cash and cash equivalents	$1,370,670		$459,449
Marketable securities	837,301		849,018
Accounts receivable, less allowance
for doubtful accounts of $260,598 at December
31, 2004 and $367,505 at March 31, 2004	7,092,795		5,094,849
Income taxes receivable	79,083		-
Notes and other non-trade receivables-current	100,471		146,137
Inventories, net	6,240,618		6,460,072
Deferred tax assets	1,222,757		1,254,870
Prepaid expenses and other	60,599		151,879
Total Current Assets	17,004,294		14,416,274

Property and Equipment	8,734,800		8,376,370
Less accumulated depreciation	(5,275,845)		(5,105,802)
Property and Equipment, net	3,458,955		3,270,568

Deferred Tax Assets	269,968		288,920
Intangible Pension Asset	70,500		79,695
Other Assets	54,635		54,635
Cash surrender value of life insurance policies	1,194,862		1,059,862
Notes and other non-trade receivables-long term	335,759		403,584
Total Assets	$22,388,973		$19,573,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,413,102		$3,540,350
Accrued expenses	1,817,309		2,200,209
Billings in excess of costs and estimated
earnings on uncompleted contracts	-		80,129
Income taxes payable	-		172,359
Current portion of long-term debt and obligations	125,617		94,807
Total Current Liabilities	6,356,028		6,087,854

Capital Lease Obligations (less current portion)	32,700		52,659
Long-term Debt (less current portion)	1,571,439		131,864
Deferred Retirement Obligations (less current portion)	1,694,729		1,624,361

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-		-
Common stock, par value $.25; authorized 4,000,000 shares;
2,710,334 and 2,686,827 shares issued and outstanding
at December 31, 2004 and March 31, 2004, respectively	677,583		671,706
Additional paid in capital	6,999,713		6,834,279
Retained earnings	5,011,657		4,127,484
Accumulated other comprehensive income, net	45,124		43,331
	12,734,077		11,676,800
Total Liabilities and Stockholders’ Equity	$22,388,973		$19,573,538

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,556,856	$937,226
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in accounts receivable and inventory reserves	(65,795)	6,270
Depreciation and amortization	482,522	408,263
Increase in cash surrender value of life insurance		(117,000)
Deferred tax benefit	31,064	421,540
Net periodic pension cost	122,997	218,571
Gain on asset retirement/sale	(6,616)	-
Change in assets and liabilities which provided (used) cash
Accounts receivable	(1,891,039)	2,366,479
Income tax receivable	-	(16,825)
Notes receivable	113,491	-
Inventories	(182,521)	(2,322,715)
Prepaid expenses and other	(43,720)	(29,974)
Accounts payable	872,752	(751,479)
Accrued expenses and other current liabilities	(80,129)	603,370
Net billings in excess of costs and estimated
earnings on uncompleted contracts	(426,334)	(662,661)
Income taxes payable	(251,442)	(180,278)
Total adjustments	(1,324,770)	(56,439)
Net cash provided by operating activities	232,086	880,787
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets-discontinued operations	-	1,550,000
Proceeds from sale of marketable securities	(6,380)	325,575
Capital expenditures	(358,430)	(141,297)
Cash proceeds from sale of fixed asset	55,000	-
Net cash (used in) provided by investing activities	(309,810)	1,734,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan	947,566	-
Repayment of term loan	(38,125)
Net borrowings (repayments) on line of credit	580,876	(2,220,537)
Payment of cash dividend	(535,658)	-
Proceeds from exercise of stock options	213,710	-
Repurchase of common stock	(179,424)	-
Net cash provided by (used in) financing activities	988,945	(2,220,537)
NET INCREASE IN CASH & CASH EQUIVALENTS	911,221	394,528
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	459,449	79,715
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,370,670	$474,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$104,744	$78,396
Income taxes	1,200,840	474,901
SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
Note receivable from sale of assets-discontinued operations	$-	$323,373
Change in fair value of derivatives	-	51,640
(Decrease) increase in fair value of marketable securities	(38,095)	144,475
Leased equipment transferred to inventory	319,866	381,247
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	other		Total
			Paidin	Earnings	Comprehensive		Stockholders'
	Shares	Amount	Capital		Income (Loss	)	Equity

Balance, March 31, 2003	2,726,320	$681,580	$6,863,898	$2,529,556	$(464,052)		$9,610,982

Comprehensive Income:
Net earnings				937,226
Minimum pension liability					283,359
Other comprehensive income					196,115
Total Comprehensive Income							1,416,700
-
-

Balance, December 31, 2003	2,726,320	$681,580	$6,863,898	$3,466,782	$15,422		$11,027,682

					Accumulated
	Common Stock		Additional	Retained	other	Total
			PaidIn	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income (Loss)	Equity
Balance, March 31, 2004	2,686,827	$671,706	$6,834,279	$4,127,484	$43,331	$11,676,800

Comprehensive Income:
Net earnings				1,556,856
Other comprehensive income					1,793
Total Comprehensive Income						1,558,649
-
-
Repurchase and retirement
of common stock	(39,493)	(9,873)	(32,526)	(137,025)		(179,424)
Exercise of stock options	63,000	15,750	197,960			213,710
Cash dividend
($0.20 per share)				(535,658)		(535,658)

Balance, December 31, 2004	2,710,334	$677,583	$6,999,713	$5,011,657	$45,124	$12,734,077

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Financial Statement Presentation

The Condensed Consolidated Balance Sheet as of December 31, 2004 and the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), for the periods ended December 31, 2004 and 2003 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of December 31, 2004, and for prior periods presented, have been made.

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

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2004 and March 31, 2004 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for continuing operations for the respective three and nine-months ended December 31, 2004 and 2003 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, permanent tax differences.

3.	Net Earnings Per Share

Basic earnings (loss) per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of December 31, 2004 one stock option was anti-dilutive.

The computation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net earnings	$485,290	$230,020	$1,556,856	$937,226

Basic and Diluted Earnings (Loss)
Per Share:
Continuing Operations	$0.18	$0.11	$0.58	$0.50
Discontinued Operations	-	(0.03)	-	(0.16)
Total Basic and Diluted Net
Earnings Per Share	$0.18	$0.08	$0.58	$0.34

Weighted Average Shares Outstanding:
Basic	2,693,001	2,726,320	2,679,054	2,726,320
Plus: Incremental shares from
stock options	586	21,608	20,824	-
Diluted	2,693,586	2,747,928	2,699,878	2,730,717

4.    Inventories

Inventories consist of the following:

	December 31,2004	March 31, 2004
Aircraft parts and supplies	$1,951,573	$2,053,665
Aircraft equipment manufacturing:
Raw materials	4,902,624	3,508,363
Work in process	714,311	1,563,259
Finished goods	298,586	920,149
Total inventory	7,867,094	8,045,436
Reserves	(1,626,476)	(1,585,364)

Total, net of reserves	$6,240,618	$6,460,072

5.	Warranty Reserves

The Company’s ground equipment subsidiary warranties its products for up to a three-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity during the nine-months ended December 31, 2004 and 2003 are as follows:

	Nine Months Ended
	December 31,
	2004	2003

Beginning balance	$147,000	$116,000
Additions to reserve	136,000	111,000
Use of reserve	(116,000)	(100,000)
Ending balance	$167,000	$127,000

6.	Derivative Financial Instruments

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $35,452 included in accumulated other comprehensive income (loss) as of December 31, 2004 is being ratably amortized into interest expense through August 2005, the remaining term of the Company’s credit line.
7.	Financing Arrangements

In August 2004 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2006. In order to more closely match the credit line’s limits to the Company’s financing needs in light of its current cash balances, the Company agreed to reduce the credit line’s limit to $3,500,000 from September 1, 2004 to December 31, 2004. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of December 31, 2004, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2004, $2,807,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at December 31, 2004 was 2.40%. At December 31, 2004 and March 31, 2004, the amounts outstanding against the line were $693,000 and $132,000, respectively.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.

8.	Discontinued Operations

During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of Mountain Aircraft Services, LLC. (MAS) and to discontinue the operations of the Company’s aviation service sector business. The Company entered into a letter of intent on June 19, 2003 to sell certain assets and the business operations of MAS to an investor group, which included former management of MAS, for consideration of $1,950,000. On August 14, 2003, the Company closed on the transaction for consideration totaling $1,885,000, comprised of $1,550,000 in cash and a $335,000 promissory note. The sale resulted in the recognition of losses totaling $1,121,000. In conjunction with the sale, the Company agreed to indemnify the buyer and its affiliates with respect to certain matters related to contractual representations and warranties and the operation of the business prior to closing. Although no assurances can be made, the Company does not believe the indemnities provided will have a material effect on its financial condition or results of operations.

Under the terms of the sale agreement, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell the remaining MAS inventory not included in the sale transaction. Upon termination of the consignment agreement, all unsold inventory will be returned to the Company. Inventory on consignment, net of applicable reserves, under this agreement amounted to $671,000 as of December 31, 2004. The accompanying fiscal 2004 condensed consolidated financial statements reflects the sale of certain MAS assets and the net operations of MAS as discontinued operations, net of tax, for all periods presented.

A summary of the operating results of the discontinued operations for the nine-months ended December 31, 2004 and 2003 is as follows:

	2004	2003

Revenue	$-	$2,657,752
Operating loss	$-	$(503,054)

Loss before income taxes	$-	$(701,054)
Income tax benefit		$273,411
Net loss	$-	$(427,643)

9.	Segment Information

The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services. During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company’s aviation service sector business. The operations of MAS are, therefore, not presented in the segment information below. The subsidiaries with continuing operations have been combined into the following two reportable segments: overnight air cargo and ground equipment. The overnight air cargo segment encompasses services provided primarily to one customer, Federal Express Corporation, and the ground equipment segment encompasses the operations of Global Ground Support, LLC.

The Company evaluates the performance of its operating segments based on operating income from continuing operations.

Segment data is summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Operating Revenues
Overnight Air Cargo	$10,066,069	$10,050,669	$28,669,675	$25,850,443
Ground Equipment	8,267,516	2,929,464	21,116,387	11,808,829
Total	$18,333,585	$12,980,133	$49,786,062	$37,659,272

Operating Income (Loss) (1)
Overnight Air Cargo	$310,526	$994,276	$1,591,218	$2,653,011
Ground Equipment	970,532	(96,009)	2,332,503	915,596
Corporate (2)	(505,942)	(405,144)	(1,365,833)	(1,446,899)
Total	$775,116	$493,123	$2,557,888	$2,121,708

Depreciation and Amortization
Overnight Air Cargo	$127,607	$55,624	$338,319	166,100
Ground Equipment	42,050	35,940	103,194	118,007
Corporate	13,152	41,322	41,009	124,156
Total	$182,809	$132,886	$482,522	$408,263

Capital Expenditures, net
Overnight Air Cargo	$98,390	$36,014	$222,815	$68,162
Ground Equipment	43,071	22,837	47,303	38,385
Corporate	3,687	11,405	88,312	34,750
Total	$145,148	$70,256	$358,430	$141,297

	As of
	December 31, 2004	March 31, 2004
Identifiable Assets
Overnight Air Cargo	$5,838,760	$5,727,470
Ground Equipment	11,679,365	9,646,490
Corporate	4,870,848	3,093,449

Total	$22,388,973	$18,467,409

(1)    Reclassifications have been made to fiscal 2004 amounts to reflect current period changes in allocations of corporate administrative costs.
(2)	Includes income from inter-segment transactions.

10.	Resignation of Executive Officer

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

During the third quarter of fiscal 2004 the Company also agreed to purchase from the former executive officer 118,480 shares of the Company common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). Under the agreement, this stock repurchase was to take place in three approximately equal installments over a one-year period, starting January 12, 2004, and totaling approximately $538,000. The repurchase of the former executive’s stock is recorded in the period that the repurchase occurs as treasury stock transactions and all such repurchased stock is immediately retired.

As of December 31, 2004 all payments required to be made under the above agreements had been made.

11.	Commitments and Contingencies

Global and one of its former employees are defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al., Case No. 1:02CV00388.  The plaintiffs claim to have developed a novel method of aircraft de/ant-icing, and allege that the system is the subject of trade secrets and a patent.  The plaintiffs allege that the defendants misappropriated the trade secrets, breached a confidentiality agreement, and infringed the patent.  The defendants deny all the claims and have defended the lawsuit vigorously.  Discovery has been completed, with the exception of the deposition of the plaintiffs' damages expert witness, which has not been scheduled.  In May 2004, the defendants moved for summary judgment on all claims , and the plaintiffs moved for summary judgment on the patent infringement claim.  On December 14, 2004, the Court granted defendants' summary judgment motion as to the patent infringement claim and denied plaintiffs' summary judgment motions entirely.  The plaintiffs have moved for the court to reconsider the rulings and that motion was denied by the court on January 26, 2005. Based on the court's decision on these summary judgment motions, the only remaining claims are for trade secret misappropriation and the substantially identical breach of contract claim.  Trial is scheduled to begin on May 16, 2005.

The Company is currently involved in certain intellectual property, personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company’s results of operations or financial position.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Continuing Operations.

As discussed above, during fiscal 2003, the Company decided to discontinue and dispose of its aircraft component parts brokerage and repair services business operated by its Mountain Aircraft Services, LLC (MAS) subsidiary and accordingly, the Company’s fiscal 2004 consolidated financial statements reflect the results of MAS as a discontinued operation. See Note 8 Discontinued Operations of Notes to Condensed Consolidated Financial Statements. Consequently, MAS’ operations are not included in the fiscal 2004 Results of Continuing Operations discussed below, however, continuing operations for fiscal 2005 reflect certain residual cost associated with discontinued operations.

Overview

The Company’s continuing operations operate in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The subsidiaries make up the following reportable segments: air cargo and ground equipment in the accompanying condensed consolidated financial statements.

The Company's most significant component of revenue, which accounted for approximately 58% of revenue, for the nine-months ended December 31, 2004, was generated through its overnight air cargo subsidiaries, Mountain Air Cargo, Inc. (MAC) and CSA Air, Inc. (CSA).

MAC and CSA provide short-haul express air freight services primarily to one Customer, Federal Express Corporation (the Customer). Separate agreements cover the four types of aircraft operated by MAC and CSA for their customer—Cessna Caravan, ATR-42, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42 and Fokker F-27 aircraft (a total of 91 revenue aircraft at December 31, 2004) are owned by and dry-leased from the Customer. Two Short Brothers SD3-30 aircraft are owned by the Company. The SD3-30’s are operated periodically under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

Agreements are renewable annually and may be terminated by the Customer at any time upon 15 to 30 days’ notice. The Company believes that the short term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. The Company is not contractually precluded from providing such services to other firms, and has done so in the past. Loss of its contracts with the Customer would have a material adverse effect on the Company.

Under the terms of the dry-lease service agreements, which currently cover approximately 99% of the revenue aircraft operated, the Company charges an administrative fee and passes through to its customer certain other cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, and recorded as cargo and maintenance revenue, at cost.

MAC and CSA’s revenue contributed approximately $28,670,000 and $25,850,000 to the Company’s revenues for the nine-month periods ended December 31, 2004 and 2003, respectively, a current year increase of approximately $2,820,000 (10.9%). The increase in revenue was primarily attributed to $2,800,000 of increased direct operating costs, passed through to customer, and an increased volume of maintenance services, related to customer fleet modernization and route expansion, provided during the current period, partly offset by decreased administrative fees as older Fokker F-27 aircraft were retired from service prior to the introduction of newer ATR-42 replacement aircraft which commenced operation in late October 2004.

The air cargo segments’ operating income decreased $1,062,000 to $1,591,000 for the nine-month period ended December 31, 2004 compared to the prior year period principally due to the timing effects of the customer’s modernization of the aircraft fleet, as well as route expansion. Revenues from that segment’s administrative fees (which are based on the number of aircraft operated in revenue service) declined due to delays in the customer’s introduction of newer technology aircraft to replace the older aircraft removed from service. In addition, administrative costs increased as additional staffing was put in place to oversee the phase-in and operation of the newer aircraft and restructure of the route system.

Global Ground Support, LLC (Global), which provided the remaining 42% of the Company’s revenues for the nine months ended December 31, 2004, manufactures, services and supports aviation ground support and specialized military aircraft support and industrial equipment on a worldwide basis. In January 23, 2004 the Company received a three-year extension to its existing four-year supply agreement with the U.S. Air Force. Global’s revenue contributed approximately $21,116,000 and $11,809,000 to the Company’s revenues for the nine-month periods ended December 31, 2004 and 2003, respectively. The $9,308,000 (79%) increase in revenues was primarily related to a current period $10,441,000 increase in military and commercial deicer equipment orders, partially offset by the completion of a large scale airport contract during the previous nine-month period. The shift in the mix of products sold during the period reduced operating margins from the comparable prior period. Global’s operating income increased $1,417,000 to $2,333,000 for the nine-months ended December 31, 2004 compared to the prior year period, due principally to an increase in the level of orders under the long-term supply contract with the U.S. Air Force, which was offset in part by the inclusion in the prior year period of revenues from a large-scale airport contract which was principally completed in the third quarter of fiscal 2004.

Outlook

The Company’s current twelve-month outlook assumes that, due to significantly higher fuel cost, airfare discounts and the resulting increased level of losses sustained by commercial carriers, the commercial aviation market will grow at a rate that is substantially less than the rest of the economy. Capital expenditures by commercial airlines are expected to remain below normal for the foreseeable future.

Current period orders from the military, lower cost airlines and aviation service providers have helped offset the lower than normal order levels experienced from Global’s major commercial airline ground equipment customers. The trend in aviation equipment orders from the major carriers to low-cost carriers is expected to continue. During the first half of fiscal 2005, MAC’s air cargo customer experienced delays in introducing its newer replacement aircraft into revenue service. Company management currently anticipates ground equipment orders will remain level and that its air cargo customer will continue its aircraft fleet modernization program through fiscal 2005, however, future aircraft conversion delays, terrorist attacks, competition or inflation may cause further delays or termination of certain customer orders or projects.

As stated above, during the second quarter of fiscal 2004, the Company completed the sale of certain MAS assets and to discontinue the operations of the Company’s aviation service sector business. The completion of this sale and resulting decrease in operating losses experienced by this business segment are expected to continue to improve the Company’s overall results and financial position throughout fiscal 2005, as compared to fiscal 2004. As detailed in Footnote 8 Discontinued Operations, under the terms of the sale agreement, the Company retained certain inventory, which was consigned to the buyer for sale under a three-year consignment agreement. Although management believes the reserves established with respect to this inventory are adequate, future changes in the market value of this inventory could negatively affect the carrying value of the inventory on the Company’s books. Reductions in the carrying value of the inventory would negatively affect net earnings.

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

Actual results for fiscal 2005 will depend upon a number of factors beyond the Company’s control, including, in part, future significant increases in the rate of inflation, including fuel prices, the timing, speed and magnitude of the economic recovery, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and market value of used aviation parts and components systems.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation, retirement benefit obligations, valuation of revenue recognized under the percentage of completion method and valuation of long-lived assets.

Following is a discussion of critical accounting policies and related management estimates and assumptions.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $261,000 and $368,000, respectively, at December 31, 2004 and March 31, 2004, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports and customer financial condition. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories in the amount of $1,626,000 and $1,585,000, respectively, at December 31, 2004 and March 31, 2004, are based on assessment of slow-moving and obsolete inventories. Historical part usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Deferred Taxes. Deferred tax assets and liabilities, net of valuation allowance in the amount of $83,000, at December 31, 2004 and March 31, 2004, reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.75% discount rate. Long-term deferred retirement benefit obligations amounted to $1,576,000 and $1,462,000, respectively, at December 31, 2004 and March 31, 2004. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts, certain labor service contracts and long-term fixed-price manufacturing projects are recognized on the percentage-of-completion method. Billings in excess of cost and estimated earnings for contracts under percentage of completion amounted to $80,000 at March 31, 2004. As of December 31, 2004 there were no uncompleted long-term fixed-priced contracts. Revenues are measured by the percentage of cost incurred to date, to estimated total cost for each contract or work order; unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

Valuation of Long-Lived Assets. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 for the MAS operations and has reflected any remaining long-lived assets associated with the discontinued MAS subsidiary at zero fair market value at December 31, 2004.

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

During the third quarter of fiscal 2004 the Company also agreed to purchase from the former executive officer 118,480 shares of the Company common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). Under the agreement, this stock repurchase was to take place in three approximately equal installments over a one-year period, starting January 12, 2004, and totaling approximately $538,000. The repurchase of the former executive’s stock is recorded in the period that the repurchase occurs as treasury stock transactions and all such repurchased stock is immediately retired.

As of December 31, 2004 all installment payments required to be made under the above agreements had been made.

Seasonality

Global’s business has historically been seasonal. Due to the nature of its product line, the bulk of Global’s revenues and earnings have historically occurred during the second and third fiscal quarters in anticipation of the winter season, although in most recent periods the Company’s efforts to reduce seasonal fluctuations have ameliorated this seasonal trend. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in June 2003 Global was awarded a three-year extension on the contract. In January 2001 and March 2003 Global received two large-scale, fixed-stand deicer contracts, which the Company believes contributed to management’s plan to reduce seasonal fluctuation in revenues during fiscal 2002 and 2004. However, these fixed-stand deicer contracts have been completed, and seasonal trends for Global’s business may resume, unless offset by additional revenue from other sources. The remainder of the Company’s business is not materially seasonal.

Results of Operations

Consolidated revenue increased $12,127,000 (32.2%) to $49,783,000 and $5,353,000 (41.2%) to $18,334,000, respectively, for the nine and three-month periods ended December 31, 2004 compared to their equivalent 2003 periods. The nine and three-month current period net increase in revenue primarily resulted from increased revenues in the ground equipment business segment, as detailed above in Overview.

Operating expenses increased $11,691,000 (32.9%) to $47,228,000 for the nine-month period ended December 31, 2004 and $5,071,000 (40.6%) to $17,558,000 for the three-month period ended December 31, 2004 compared to their equivalent 2003 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations increased $1,182,000 (10.8%) primarily as a result of increased direct operating costs, including pilot salaries, fuel, airport fees, and costs associated with pilot travel, due to increased cost of oil, flight schedule changes and increased administrative staffing due to fleet modernization and route expansion programs; maintenance expense increased $2,114,000 (21.8%) primarily as a result of increases in cost of maintenance personnel, cost of travel, contract services, parts and outside maintenance related to customer fleet modernization and route expansion; ground equipment increased $7,615,000 (84.9%), as a result of increased cost of parts and supplies and support personnel related to increased customer order backlog; depreciation and amortization increased $74,000 (18.2%) as a result of purchases of capital assets; and general and administrative expense increased $704,000 (12.8%) primarily as a result of increased professional fees, corporate aircraft costs, telephone costs, and staffing, offset by decreased profit sharing provision due to management changes.

The change in operating expenses for the three-month period consisted of the following: cost of flight operations increased $97,000 (2.4%), primarily as a result of increased direct operating cost associated with route schedule changes and expansion which increased the cost of pilot salaries, administrative staffing, fuel, travel and airport fees; maintenance expense increased $308,000 (7.4%), primarily as a result of increased cost of parts, outside maintenance, travel and maintenance salaries stated above; ground equipment increased $4,287,000 (184.8%), as a result of higher cost of parts and support salaries associated with increased Global sales; and general and administrative expense increased $330,000 (18.7%) primarily as a result of increased professional fees, corporate aircraft costs and telephone costs, offset by decreased profit sharing provision due to management changes.

The current nine-month period’s increased operating income ($436,000) resulted primarily from increased ground equipment sector revenues and operating income related to current period’s higher levels of military and commercial equipment orders, partly offset by the prior period completion of a large-scale airport contract; the equipment sector’s increase was offset by a net decrease in the air cargo sector’s operating income. The net decrease in air cargo operating income was due to a combination of temporarily decreased administrative fees which resulted from delays in the introduction of replacement aircraft, currently undergoing conversion to cargo configuration, as older cargo aircraft are phased out of service, and higher levels of current period administrative costs as additional staffing has been put in place to oversee the phase-in and operations of the newer aircraft and route restructuring.

Net non-operating expense increased $167,000 and $11,000, respectively, for the nine and three-month periods ended December 31, 2004 compared to December 31, 2003. The nine and three-month months increase in non-operating expense was principally due to increased interest expense recognized by continuing operations during the current periods and a reduction in investment income from marketable securities during the periods ended December 31, 2004.

Pretax earnings from continuing operations increased $269,000 and $271,000, respectively, for the nine and three-month periods ended December 31, 2004, compared to their respective December 31, 2003 periods, principally due to the above stated increased equipment sector revenues and operating income, partly offset by increased administrative cost and decreased administrative fees associated with the air cargo aircraft fleet modernization and delayed introduction of replacement aircraft.

The provision for income taxes increased $77,000 and $94,000 for the nine and three-month periods ended December 31, 2004, respectively compared to their respective 2003 periods, primarily due to the increased earnings from continuing operations for the periods ended December 31, 2004. The effective tax rate for the three and nine-month periods ended December 31, 2004 and 2003 averaged approximately 39%.

Liquidity and Capital Resources

As of December 31, 2004 the Company's working capital amounted to $10,648,000, an increase of $2,319,000 compared to March 31, 2004. The net increase primarily resulted from increases in accounts receivable and cash and cash equivalents, partially offset by an increase in accounts payable.

In August 2004 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2006. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limits were amended to $3,500,000 from September 1, 2004 to December 31, 2004 and $7,000,000 from January 1, 2005 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of December 31, 2004, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2004, $2,807,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at December 31, 2004 was 2.4%. At December 31, 2004 and March 31, 2004, the amounts outstanding against the line were $693,000 and $132,000, respectively.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of March 31, 2004 was included under the heading “Contractual Obligations” on page 14 of the Company’s 2004 Annual report on Form 10-K filed with the SEC on June 24, 2004. There were no significant changes from the table referenced above during the quarter ended December 31, 2004, except for the aircraft refinancing discussed above.

The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

The respective nine-month periods ended December 31, 2004 and 2003 resulted in the following changes in cash flow: operating activities provided $232,000 and $881,000 in 2004 and 2003, respectively, investing activities used $310,000 in 2004 and provided $1,734,000 in 2003, and financing activities provided $989,000 in 2004 and used $2,221,000 in 2003. Net cash increased $911,000 and $395,000 during the nine months ended December 31, 2004 and 2003, respectively.

Cash provided by operating activities was $649,000 less for the nine-months ended December 31, 2004 compared to the similar 2003 period, principally due to increased accounts receivables, partly offset by increased earnings.

Cash used in investing activities for the nine-months ended December 31, 2004 was approximately $2,044,000 more than the comparable period in 2003 due to the sale of discontinued operations and proceeds from a sale of marketable securities in the nine-months ended December 31, 2003.

Cash provided by financing activities was $3,209,000 more in the 2004 nine-month period than in the corresponding 2003 period due to current period aircraft financing and net borrowings on the line of credit, partially offset by the payment of a 2004 cash dividend.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitablility and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $0.20 per share cash dividend in June 2004.

Derivative Financial Instruments

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $35,452 included in accumulated other comprehensive income (loss) as of December 31, 2004 is being ratably amortized into interest expense through August 2005, the remaining term of the Company’s credit line.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of December 31, 2004, $64,000 has been reflected as a current liability and $118,000 has been reflected as a long-term liability associated with this death benefit.

Impact of Inflation

If interest rates continue to rise, the Company believes the impact of inflation and changing prices on its revenues and net earnings could have a material effect on its manufacturing operations if the Company cannot increase prices to pass the additional costs on to its customers. Although the Company’s air cargo business can pass through the major direct operating cost components of its operations, without markup, under its current contract terms, higher rates of inflation could affect our customer’s current business plans.

Recent Accounting Pronouncements

SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. This statement amends APB 29 to account for non-monetary exchanges at fair value unless the exchanges do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005, using the modified prospective method allowed by the statement.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would not have been material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at December 31, 2004, annual interest expense would have increased by approximately $7,000.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There were no changes in the Company’s internal control over financial reporting during or subsequent to the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that while the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, believe that the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

Global and one of its former employees are defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al., Case No. 1:02CV00388.  The plaintiffs claim to have developed a novel method of aircraft de/ant-icing, and allege that the system is the subject of trade secrets and a patent.  The plaintiffs allege that the defendants misappropriated the trade secrets, breached a confidentiality agreement, and infringed the patent.  The defendants deny all the claims and have defended the lawsuit vigorously.  Discovery has been completed, with the exception of the deposition of the plaintiffs' damages expert witness which has not been scheduled.  In May 2004, the defendants moved for summary judgment on all claims , and the plaintiffs moved for summary judgment on the patent infringement claim.  On December 14, 2004, the Court granted defendants' summary judgment motion as to the patent infringement claim and denied plaintiffs' summary judgment motions entirely.  The plaintiffs have moved  for the court  to reconsider the rulings and that motion was denied by the court on January 26, 2005. Based on the court's decision on these summary judgment  motions, the only remaining claims are for trade secret misappropriation and the substantially identical breach of contract claim.  Trial is scheduled to begin on May 16, 2005.

The Company is currently involved in certain intellectual property, personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company’s results of operations or financial position.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first nine months of the fiscal year ending March 31, 2005.

				(d) Maximum Number (or
				Approximate Dollar Value)
			(c) Total Number of Shares	Shares (or Units) that May
	(a) Total number of	(b) Average Price	(or Units) Purchased as	Yet be Purchased
	shares (or Units)	Paid per Share (or	Part of Publicly Announced	Under the
	Purchased (1)	Unit) (1)	Plans or Programs (1)	Plans or Programs (1)
Period
Apr-04	0	0	0	78,987
May-04	0	0	0	78,987
Jun-04	0	0	0	78,987
Jul-04	39,493	$4.54	39,493	39,494
Aug-04	0	0	0	39,494
Sep-04	0	0	0	39,494
Oct-04	0	0	0	39,494
Nov-04	0	0	0	39,494
Dec-04	0	0	0	39,494

(1) In connection with the resignation of an executive officer effective December 31, 2003, the Company agreed to purchase from that former executive officer 118,480 shares of Common Stock held by him (representing approximately 4.3% of the outstanding shares of Common Stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). Pursuant to the agreement, the stock repurchase was to take place in three installments over a one-year period, starting January 12, 2004 and totaling approximately $538,000. See Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Company held its 2004 annual meeting of stockholders on October 14, 2004.

(b) Each of the individuals listed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 19, 2004 as nominees for election as directors was elected at the annual meeting.

(c) At the annual meeting, the stockholders voted on the election of all nine members of the Board of Directors and ratification of the appointment of Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year ending March 31, 2005. The following tables summarize the results of the voting on these matters.

Election of Directors

Nominee	Votes Cast For	Votes Withheld
Claude S. Abernethy, Jr.	2,386,267	40,539
Allison T. Clark	2,381,796	45,010
Walter Clark	2,390,396	36,410
Sam Chesnutt	2,394,967	31,839
John J. Gioffre	2,381,696	45,110
Herman A. Moore	2,394,967	31,839
George C. Prill	2,373,876	52,930
William H. Simpson	2,390,396	36,410
Dennis A. Wicker	2,394,787	32,019

Ratification of Appointment of Independent Auditors

Votes Cast For	Votes Cast Against	Votes Cast to Abstain
2,387,302	9,120	30,384

(d)    Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2001

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994

31.1	Certification of Walter Clark

31.2	Certification of John J. Gioffre

32.1	Section 1350 Certification
__________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:	/s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2005

By:	/s/ John J. Gioffre
John J. Gioffre, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 27, 2005

