Form 10-K
period 2005-03-31
AIR T INC
filed 2005-06-17
CIK 353184

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
Form 10-K
_________________
(Mark One)
      X                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended March 31, 2005
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

(704) 377-2109
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $.25 per share
(Title of Class)
__________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12G-2). Yes     No _✓

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices for such stock on September 30, 2004, was $59,721,523. As of May 24, 2005, 2,671,293 shares of Common Stock were outstanding.

PART I

Item 1.    Business.

Air T, Inc., incorporated under the laws of the State of Delaware in 1980 (the “Company”), operates in two industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”), and aviation ground support and other specialized equipment products through its wholly owned subsidiary, Global Ground Support, LLC (“Global”). During fiscal 2003 the Company decided to dispose of its aviation related parts brokerage and overhaul services through its wholly owned subsidiary, Mountain Aircraft Services, LLC (“MAS”). The Company entered into a letter of intent on June 19, 2003 to sell certain assets and a portion of the business operations of MAS. In August 2003, the Company completed the sale of certain assets of MAS for consideration of $1,885,000, resulting in the recognition of losses associated with the disposition of $1,121,000. In conjunction with the sale, MAS changed its name to MAC Aviation Services, LLC (“MACAS”). The Company’s financial statements have been reclassified to reflect the results of MAS as a discontinued operation in fiscal 2004 and 2003.

For the fiscal year ended March 31, 2005 the Company’s air cargo services through MAC and CSA accounted for approximately 59.0% of the Company’s consolidated revenues, aviation ground support and other specialized equipment products through Global accounted for approximately 41.0% of consolidated revenues. The Company’s air cargo services are provided exclusively to one customer, Federal Express Corporation (“Federal Express”). Certain financial data with respect to the Company’s overnight air cargo and ground support equipment segments are set forth in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. Such data are incorporated herein by reference.

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

Overnight Air Cargo Services.

MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States, South America, and in Puerto Rico and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts. Under the dry-lease service contracts, the Customer leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA). Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to the customer without markup. For the most recent fiscal year, operations under dry-lease service contracts accounted for 98.5% of MAC and CSA’s revenues (58.5% of the Company’s consolidated revenues).

For the fiscal year ended March 31, 2005, 2004 and 2003 MAC and CSA provided air delivery service exclusively to Federal Express. As of March 31, 2005, MAC and CSA had an aggregate of 97 aircraft under agreements with Federal Express. Separate agreements cover the five types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, ATR-42, ATR-72, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and operated under “wet-lease” arrangements with Federal Express, which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA.

Agreements with Federal Express are renewable annually and may be terminated by Federal Express any time upon 30 days’ notice. The Company believes that the short term and other provisions of its agreements with Federal Express are standard within the air freight contract delivery service industry. Loss of Federal Express as a customer would have a material adverse effect on MAC, CSA and the Company. The Company is not contractually precluded from providing such services to other firms, and has done so in the past.

MAC and CSA operate under separate aviation certifications. MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the Federal Aviation Administration (the “FAA”). These certifications permit MAC to operate and maintain aircraft that can carry up to 18,000 pounds of cargo and provide maintenance services to third party operators. CSA is certified to operate under Part 135 of the FAA regulations. This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

    MAC and CSA, together, owned, operated or were in the process of converting for cargo operations the following cargo aircraft as of March 31, 2005:

		Form of	Number of
Type of Aircraft	Model Year	Ownership	Aircraft

Cessna Caravan, 208A and 208B
(single turbo prop)	1985-1996	dry lease	71

Fokker F-27 (twin turbo prop)	1968-1981	dry lease	11

ATR-42 (twin turbo prop)	1992	dry lease	11

ATR-72 (twin turbo prop)	1992	dry lease	2

Short Brothers SD3-30
(twin turbo prop)	1981	owned	2

Total			97

Of the 97 cargo aircraft fleet, 95 aircraft (the Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft) are owned by Federal Express and operated by MAC and CSA under dry-lease service contracts. Under the dry-lease service contracts, certain maintenance expense, including cost of parts inventory, and maintenance performed by personnel not employed by the Company, is passed directly to the customer. The expense of daily, routine maintenance and aircraft service checks is charged to the customer on an hourly basis. In May 2000, MAC completed its FAA certification to commence operation of a Part 145 maintenance facility at its Kinston, N.C. location to conduct these maintenance services.

All FAA Part 135 aircraft, including Cessna Caravan models 208 and 208B, and Short Brothers SD3-30 aircraft are maintained on FAA approved inspection programs. The inspection intervals range from 100 to 200 hours. The engines are produced by Pratt & Whitney, and overhaul periods are based on FAA approved schedules. The current overhaul period on the Cessna aircraft is 7,500 hours. The Short Brothers manufactured aircraft are maintained on an “on condition” maintenance program (i.e., maintenance is performed when performance deviates from certain specifications) with engine inspections at each phase inspection and in-shop maintenance at predetermined intervals.

The Fokker F-27 aircraft are maintained under a FAA Part 121 maintenance program. The program consists of A, B, C, D and I service checks which are inspections designed to ensure the Company’s maintenance procedures are in compliance with the applicable FAA regulations. The engine overhaul period is 6,700 hours.

The ATR-42 and ATR-72 aircraft, will be maintained under a FAA Part 121 maintenance program, final requirements of which are still pending. The program consist of A and C service checks. The engine overhaul period is “on condition”. Of the 13 ATR aircraft listed above, 7 are in the process of conversion for cargo operations and are not yet operational.

The Company’s sole non-cargo aircraft, a King Air, is maintained under a FAA Part 91 maintenance program. The program consists of a phase inspection program. The engine overhaul period is 3,600 hours.

The Company operates in highly competitive markets and competes with approximately 50 other contract cargo carriers in the United States based on safety, reliability, compliance with Federal, state and applicable foreign regulations, price and other service related measurements set by their Customer. Accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because most of the Company’s competitors are privately held), but management believes that MAC and CSA, combined, constitute one of the largest contract carriers of the type described immediately above.

The Company’s air cargo operations are not materially seasonal.

Aircraft Deice and Other Ground Support and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment, and the acquisition was completed that month. Global is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, the U.S. Air Force and Navy, airports and industrial customers. During the past six fiscal years, Global diversified its product line to include additional models of aircraft deicers, scissor type lifts, military and civilian decontamination units and other specialized types of equipment. Global is organized as a limited liability Company and is 100 % owned by Air T.

In the manufacture of its ground service equipment, Global assembles components acquired from third party suppliers. Components are readily available from a number of different suppliers. The primary components are the chassis (which is similar to the chassis of a medium to heavy truck), fluid storage, a boom mounted delivery system and heating and pumping equipment.

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

Global’s mobile deicing equipment business, in addition to being highly seasonal, was significantly impacted by the softening economy and effect of the September 11, 2001 terrorist attacks on the United States. Historically, the bulk of Global’s revenues have occurred during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in June 2003 Global was awarded a three-year extension on the contract. In January 2001 and March 2003 Global received two large-scale, fixed-stand deicer contracts, which the Company believes contributed to management’s plan to reduce seasonal fluctuation in revenues during fiscal 2004 and 2002. However, as these contracts are completed, seasonal trends for Global’s business may resume.

Revenue from Global’s contract with the U.S. Air Force accounted for approximately 23.7%, 16.4% and 19.9% of the Company’s consolidated revenue for the years ended March 31, 2005, 2004 and 2003, respectively.

Aviation Related Parts Brokerage and Overhaul Services.

MAS provided aircraft maintenance and parts and other aviation related services to the commercial and military aviation industries. MAS’s principal offices and primary overhaul facilities were located at the Global TransPark in Kinston, North Carolina and Miami, Florida.

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

In connection with this sale, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell the majority of the remaining MAS inventory included in the Company’s consolidated balance sheet as of that date. Upon termination of the consignment agreement the buyer will return all unsold inventory, if any, to the Company. Such consigned inventory is stated at the lower of cost or market at March 31, 2005 in the accompanying financial statements. The accompanying consolidated financial statements reflect the sale of certain MAS assets and reclassify the net operations of MAS as discontinued operations, net of tax, for the fiscal 2004 and 2003 periods presented.

Backlog.

The Company’s backlog for its continuing operations consists of “firm” orders supported by customer purchase orders for the equipment sold by Global. At March 31, 2005, the Company’s backlog of orders was $5.6 million attributable to Global, all of which the Company expects to be filled in the fiscal year ending March 31, 2006.

Governmental Regulation.

The Department of Transportation (“DOT”) has the authority to regulate economic issues affecting air service. The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act (“ATSA”) of November 2001. ATSA created the Transportation Security Administration (“TSA”), an agency within the DOT, to oversee, among other things, aviation and airport security. In 2003, TSA was transferred from the DOT to the Department of Homeland Security, however the basic mission and authority of TSA remain unchanged. ATSA provided for the federalization of airport passenger, baggage, cargo, mail, and employee and vendor screening processes.

Under the Federal Aviation Act of 1958, as amended, the FAA has safety jurisdiction over flight operations generally, including flight equipment, flight and ground personnel training, examination and certification, certain ground facilities, flight equipment maintenance programs and procedures, examination and certification of mechanics, flight routes, air traffic control and communications and other matters. The Company has been subject to FAA regulation since the commencement of its business activities. The FAA is concerned with safety and the regulation of flight operations generally, including equipment used, ground facilities, maintenance, communications and other matters. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if questions arise concerning airworthiness. The FAA also has power to suspend or revoke for cause the certificates it issues and to institute proceedings for imposition and collection of fines for violation of federal aviation regulations. The Company, through its subsidiaries, holds all operating airworthiness and other FAA certificates that are currently required for the conduct of its business, although these certificates may be suspended or revoked for cause. The FAA periodically conducts routine reviews of MAC and CSA’s operating procedures and flight and maintenance records.

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

The Company maintains cargo liability insurance, workers’ compensation insurance and fire and extended coverage insurance for leased as well as owned facilities and equipment.

Risk Factors Related to the Company and to the Commercial Aviation Industry

The following risk factors, as well as others, should be considered by investors as well as other information included in the Company’s Annual Report on Form 10-K in connection with any investment in the Company’s common stock.

•	Economic conditions in the Company’s markets;
•	The risk that contracts with Federal Express could be terminated or that the U.S. Air Force will defer orders under its contract with Global or that this contract will not be extended;
•	The continuing impact of the events of September 11, 2001, or any subsequent terrorist activities on United States soil or abroad;
•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;
•	The risk of injury or other damage arising from accidents involving the Company’s air cargo operations or equipment sold by Global;
•	Market acceptance of the Company’s new commercial and military equipment and services;
•	Competition from other providers of similar equipment and services;
•	Changes in government regulation and technology;
•	Mild winter weather conditions reducing the demand for deicing equipment.

Employees.

At May 9, 2005, the Company and its subsidiaries had 414 full-time and full-time-equivalent employees, of which 29 are employed by the Company, 255 are employed by MAC, 60 are employed by CSA and 70 are employed by Global. None of the Company’s employees are represented by a union. The Company believes its relations with its employees are good.

Item 2.    Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson and John J. Gioffre, officers and directors of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The two leases for this facility extend through May 31, 2006, and the total monthly lease payments are $11,255. The Company has the option to renew the two leases for an additional five-year period ending May 31, 2011.

The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA’s operations are headquartered at these facilities. These facilities are leased, from a third party, under an annually renewable agreement with a monthly rental payment, as of March 31, 2005, of approximately $1,761.

On November 16, 1995, the Company entered into a twenty-one and one-half year premises and facilities lease with Global TransPark Foundation, Inc. to lease approximately 53,000 square feet of a 66,000 square foot aircraft hangar shop and office facility at the North Carolina Global TransPark in Kinston, North Carolina. In August 1996, the maintenance, repair and parts brokerage operation of MAC and MAS were relocated to this facility. Rent under this lease increases over time as follows: the first 18 months, no rent; the next 5-year period, $2.25 per square foot; the next 5-year period, $3.50 per square foot; the next 5-year period, $4.50 per square foot; and the final 5-year period, $5.90 per square foot. This lease is cancelable under certain conditions at the Company’s option. The Company currently considers the lease to be cancelable and has calculated rent expense under the current lease term. The Company began operations at this facility in August 1996.
Global leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased, from a third party, under a five-year lease agreement, which expires in August 2006. The monthly rental payment, as of March 31, 2005, was $30,279 and the monthly rental will increase to no more than $30,842 over the life of the lease, based on increases in the Consumer Price Index.

As of March 31, 2005, the Company leased hangar space from third parties at 35 other locations for aircraft storage. Such hangar space is leased, from third parties, at prevailing market terms.

The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Item 3.    Legal Proceedings.

Global and one of its former employees were named as defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al., Case No. 1:02CV00388.  The plaintiffs claimed to have developed a novel method of aircraft de/ant-icing, and alleged that the system was the subject of trade secrets and a patent.  The plaintiffs alleged that Global and its former employee misappropriated the trade secrets, breached a confidentiality agreement, and infringed the patent.  Global asserted counterclaims against the plaintiffs alleging defamation. In May 2004, Global moved for summary judgment on all claims against it and its former employee, and the plaintiffs moved for summary judgment on the patent infringement claim. On December 14, 2004, the Court granted Global’s summary judgment motion as to the patent infringement claim and denied the plaintiffs’ summary judgment motions entirely. In May 2005, a jury trial was held with respect to the plaintiffs’ remaining claims and Global’s counterclaims. On May 31, 2005, the jury returned a verdict for Global and its former employee with respect to all of the plaintiffs’ claims submitted for trial and for the plaintiffs with respect to the Global’s counterclaims. The period in which plaintiffs may appeal the jury’s verdict and the court’s summary judgment rulings will lapse on June 30, 2005.

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global to the Philadelphia, Pennsylvania airport and maintained by Global collapsed on an Airbus 330 aircraft operated by US Airways. While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured. The operator of the deicing boom has claimed to suffer injuries in connection with the collapse. Immediately following this incident, all 12 of the fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. These booms have not yet been placed back in service. All of these booms were designed, fabricated and installed by a subcontractor of Global and are the only booms of this model that have been sold by Global. No legal proceedings have yet been commenced against Global regarding this incident.

The Company is currently involved in certain personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company’s results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is publicly traded in the Nasdaq Small Cap Market under the symbol “AIRT.”

As of May 31, 2005 the number of holders of record of the Company’s Common Stock was approximately 308. The range of high and low bid quotations per share for the Company’s common stock on the Nasdaq Small Cap Market from April 2003 through March 2005 is as follows:

	Common Stock
	High	Low
June 30, 2003	$2.50	$1.41
September 30, 2003	5.20	2.05
December 31, 2003	6.19	4.12
March 31, 2004	6.65	4.72

June 30, 2004	$14.91	$4.72
September 30, 2004	28.41	10.03
December 31, 2004	35.50	17.10
March 31, 2005	22.50	12.01

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. On May 27, 2005, the Company declared a fiscal 2005 cash dividend of $0.25 per common share payable on June 28, 2005 to stockholders of record on June 10, 2005.

The following table sets forth certain information with respect to purchases by the Company of shares of its Common Stock in the quarter ended March 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs

01/01/05 to 01/31/05	39,041	$4.54	39,041	-
02/01/05 to 02/28/05	-	-	-	-
03/01/05 to 03/31/05	-	-	-	-

TOTAL	39,041	$4.54	39,041	-

In conjunction with the resignation of an executive officer the Company, on January 12, 2004, agreed to repurchase 118,480 shares of the Company’s common stock, at $4.54 per share, 80% of the fair value of the stock on the date of the agreement. The stock repurchase took place in three installments over a one-year period.

Item 6.    Selected Financial Data

The operations of MAS have been reclassified as discontinued operations for all years prior to 2005 presented below.
(In thousands except per share data)

	Year Ended March 31,
	2005	2004	2003	2002	2001

Operating Revenues	$69,999	$55,997	$42,872	$59,603	$61,668

Earnings from continuing operations	2,106	2,164	366	2,016	1,418

Loss from discontinued operations	-	(426)	(1,590)	(738)	(129)

Net earnings (loss)	2,106	1,738	(1,224)	1,278	1,289

Basic (loss) earnings per share
Continuing operations	$0.79	$0.80	$0.13	$0.74	$0.52
Discontinued operations	-	(0.16)	(0.58)	(0.27)	(0.05)
Total basic net (loss) earnings per share	$0.79	$0.64	$(0.45)	$0.47	$0.47

Diluted (loss) earnings per share:
Continuing operations	$0.78	$0.80	$0.13	$0.72	$0.51
Discontinued operations	-	(0.16)	(0.58)	(0.26)	(0.05)
Total diluted net (loss) earnings per share	$0.78	$0.64	$(0.45)	$0.46	$0.46

Total assets	$24,109	$19,574	$21,328	$22,903	$28,533

Long-term obligations, including
current portion	$1,245	$279	$2,509	$4,158	$5,969

Stockholders' equity	$13,086	$11,677	$9,611	$11,100	$10,170

Average common shares outstanding-Basic	2,677	2,716	2,726	2,717	2,733

Average common shares outstanding-Diluted	2,693	2,728	2,726	2,789	2,781

Dividend declared per common share (1)	$0.20	$-	$0.12	$0.15	$0.10

Dividend paid per common share (1)	$0.20	$-	$0.12	$0.15	$0.10

(1) On May 11, 2005, the Company declared a fiscal 2005 cash dividend of $0.25 per common share payable on June 28, 2005 to stockholders' of record on June 10, 2005. Due to losses sustained in fiscal 2003, no common share dividend was paid in fiscal 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

During fiscal 2003, the Company decided to discontinue and dispose of its aircraft component parts brokerage and repair services business operated by its Mountain Aircraft Services, LLC (“MAS”) subsidiary and, accordingly, the Company’s fiscal 2004 and 2003 consolidated financial statements reflect the results of MAS as a discontinued operation. See Note 10 of Notes to Consolidated Financial Statements. In August 2003, the Company completed the sale of certain assets of MAS and entered into a three-year consignment agreement granting the buyer an exclusive right to sell the majority of the remaining MAS inventory included in the Company’s consolidated balance sheet as of that date. Consequently, MAS’s operations are not included in the fiscal 2004 and 2003 results of continuing operations discussed below.

Overview

The Company’s continuing operations operate in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, accounted for 59.0% of revenue in fiscal 2005. The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 41.0% of 2005 revenues.

MAC and CSA are short-haul express air freight carriers and provide air cargo services exclusively to one customer, Federal Express Corporation (“Federal Express”), although they are not contractually precluded from providing such services to other firms, and have done so in the past. Under the terms of the dry-lease service agreements, which currently cover approximately 98.1% of the revenue aircraft operated, the Company receives an administrative fee based on the number of aircraft operated in revenue service and passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost. These agreements are renewable annually and may be terminated by Federal Express at any time upon 30 days’ notice. The Company believes that the short term and other provisions of its agreements with Federal Express are standard within the air freight contract delivery service industry. Loss of its contracts with Federal Express would have a material adverse effect on the Company.

Separate agreements cover the five types of aircraft operated by MAC and CSA for Federal Express—Cessna Caravan, ATR-42, ATR-72, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft (a total of 95 aircraft at March 31, 2005) are owned by and dry-leased from Federal Express, and Short Brothers SD3-30 aircraft (two aircraft at March 31, 2005) are owned by the Company and operated periodically under wet-lease arrangements with the Federal Express. Pursuant to such agreements, Federal Express determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

    The air cargo segment’s financial results in fiscal 2005 were affected by Federal Express’s decision to modernize the aircraft fleet being operated by MAC under dry-lease agreements by replacing older Fokker F-27 aircraft with newer ATR-42 and ATR-72 aircraft. MAC’s fiscal 2005 administrative fees which are based on the number of aircraft operated in active or stand-by service were adversely affected as a result of delays in the introduction of newer ATR aircraft which were not received in time to replace the older Fokker F-27 aircraft that were removed from service as they neared major scheduled maintenance. F-27 revenue routes, affected by the delayed introduction of the ATR’s, were temporarily flown by standby MAC and CSA aircraft or wet lease aircraft. In addition, the Company incurred increased administrative costs in fiscal 2005 as additional staffing was put in place to oversee the phase-in and operation of the newer aircraft and restructure of the route system. MAC has been engaged to assist in the certification and conversion of ATR aircraft from passenger to cargo configuration and these conversion activities have resulted in increased maintenance revenue, a portion of which represents cost of aircraft parts, billed to the customer without mark-up.

MAC and CSA’s revenue contributed approximately $41,312,000 and $36,168,000 to the Company’s revenues in fiscal 2005 and 2004, respectively, a current year increase of 14.2%. Approximately $4,211,000 (or 81.9%) of the increase in revenue in fiscal 2005 was related to maintenance services and acquisition of aircraft parts, which were primarily attributed to customer fleet modernization, associated with conversion of ATR aircraft from passenger to cargo configuration, and route expansion. The remainder of the increase was attributable to administration and other direct operating revenue associated with route expansion.

Global manufactures, services and supports aircraft deicers and ground support equipment and other specialized industrial equipment on a worldwide basis. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in June 2003 Global was awarded a three-year extension of that contract. In fiscal 2005, revenues from sales to the Air Force accounted for approximately 57.8% of the ground equipment segment’s revenue. Global’s revenue contributed approximately $28,687,000 and $19,829,000 to the Company’s revenues in fiscal 2005 and 2004, respectively, a current year increase of 44.7%. The increase in revenues in 2005 was primarily due to increased military and commercial equipment orders, offset, in part, by the fiscal 2004 completion of a large scale airport deicer system contract.

The following table summarizes the changes and trends in the Company’s operating expenses for continuing operations as a percentage of revenue:
	Fiscal year ended March 31,
	2005	2004	2003
Operating revenue (in thousands)	$69,999	$55,997	$42,872

Expense as a percent of revenue:
Flight operations	24.41%	27.62%	33.67%
Maintenance	25.65	24.76	24.09
Ground Equipment	32.11	26.44	23.62
General and Administrative	11.96	14.11	15.70
Depreciation and Amortization	0.91	1.00	1.46

Total Costs and Expenses	95.04%	93.93%	98.54%

The Company incurred greater professional fees in fiscal 2005 than in fiscal 2004 due to the additional requirements of the Sarbanes-Oxley Act of 2002. The Company anticipates that as additional requirements of the Sarbanes-Oxley Act of 2002 become applicable to the Company, in particular the requirements under Section 404(b) of that act with respect to auditor attestation with respect to internal controls which provision is scheduled to apply to the Company in fiscal 2007, professional fees will continue to increase and may materially adversely affect the Company’s net income.

Outlook

The Company’s current forecast for fiscal 2006 suggests that, due to higher fuel cost and continuing losses sustained by passenger airlines since September 2001, the commercial aviation market will grow at a rate that is substantially less than the rest of the economy. Increased military and Homeland Security budgets, pending funding approvals, and increased activity by outside service providers which have taken over the deicing responsibilities of several airlines and airports may help offset the expected lower than normal order levels from commercial customers. Company management currently anticipates that its air cargo segment will continue to benefit from its customer’s aircraft fleet modernization and route expansion through fiscal 2006. However, given the uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment.

Based on the current general economic and industry outlook and cost cutting measures implemented over the past thirty-six months, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through fiscal 2006. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets or sale of equity securities, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable.

Actual results for fiscal 2006 will depend upon a number of factors beyond the Company’s control, including, in part, the timing of receipt of the remaining replacement ATR aircraft, the timing, speed and magnitude of the economic recovery of the aviation industry, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and weather patterns.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, warranty reserves, deferred tax asset valuation, retirement benefit obligations, valuation of revenue recognized under the percentage-of-completion method and valuation of long-lived assets.

Following is a discussion of critical accounting policies and related management estimates and assumptions. A full description of all significant accounting policies is included in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this report.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $267,000 and $368,000, respectively, in fiscal 2005 and 2004, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with the discontinued operations of MAS. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories in the amount of $441,000 and $1,425,000, respectively, in fiscal 2005 and 2004, are based on assessment of the marketability of slow-moving and obsolete inventories. During fiscal 2005 the Company wrote-down the gross value of the MAS inventory held for sale by $1,035,000, the value of the inventory’s obsolescence reserve prior to the write-down. Historical part usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

    The company warranties its ground equipment products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of March 31, 2005 the Company’s warranty reserve amounted to $198,083.

Product warrant reserve activity during fiscal 2005 and fiscal 2004 is as follows:

Balance at 3/31/03	$116,000
Additions to reserve	217,000
Use of reserve	(186,000)
Balance at 3/31/04	147,000
Additions to reserve	197,000
Use of reserve	(146,000)
Balance at 3/31/05	$198,000

Deferred Taxes. Deferred tax assets and liabilities, net of valuation allowance in the amount of $85,000 and $83,000 in fiscal 2005 and 2004, reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

    Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.5% discount rate. Long-term deferred retirement benefit obligations amounted to $1,485,000 and $1,624,000, respectively, in fiscal 2005 and 2004. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income. In 2005, the Compensation Committee of the Board of Directors confirmed the level of retirement benefits under existing agreements for certain executive officers at amounts approximately $510,000 less than had been previously accrued. Based on an estimated average term to retirement of these officers of four years, the accrual was reduced by $129,000 in fiscal 2005, and similar reduction would occur in the next three fiscal years. The reduction in the accrual reduced general and administrative expense by that amount.

Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts, certain labor service contracts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method. Billings in excess of cost and estimated earnings on uncompleted contracts under percentage of completion amounted to $0 and $80,000, respectively, in fiscal 2005 and 2004. Revenues are measured by the percentage of cost incurred to date, to estimated total cost for each contract or work order; unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

Valuation of Long-Lived Assets. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets for the MAS operations and has reflected any remaining long-lived assets associated with the discontinued MAS subsidiary at zero fair market value at March 31, 2005.

Resignation of Executive Officer

Effective December 31, 2003, an executive officer and director of the Company resigned his employment.
In consideration of approximately $300,000, payable in three installments over a one-year period starting January 12, 2004, the executive agreed to forgo certain retirement and other contractual benefits for which the Company had previously accrued aggregate liabilities of $715,000. The Company has accounted for the resignation as a settlement under the provisions of Statement of Financial Accounting Standards (SFAS) No. 88 Employers Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.

The above-mentioned cancellation of contractual retirement benefits reduced fiscal 2004 recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 resulted in the recording of a $305,000 reduction in actuarial losses, recorded in other comprehensive loss, a $90,000 reduction in intangible assets and a net $12,000 reduction in executive compensation charges included in the accompanying consolidated statement of operations.

The Company also agreed to purchase from the former executive officer 118,480 shares of AirT common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase took place in three installments over a one-year period, starting January 12, 2004, and totaled approximately $536,000. The repurchase of the former executive’s stock was recorded in the period that the repurchase occurred. As of March 31, 2005 all payments required to be made under the above agreements had been made.

Seasonality

Global’s business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global’s revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and in June 2003 Global was awarded a three-year extension on the contract. In January 2001 and March 2003 Global received two large scale, fixed-stand deicer contracts, which the Company believes contributed to management’s plan to reduce seasonal fluctuation in revenues during fiscal 2004 and 2002. However, as these contracts are completed, seasonal trends for Global’s business may resume. The remainder of the Company’s business is not materially seasonal.

Fiscal 2005 vs. 2004

    Consolidated revenue from continuing operations increased $14,003,000 (25.0%) to $69,999,000 for the fiscal year ended March 31, 2005 compared to the prior fiscal year. The increase in 2005 revenue primarily resulted from an increase in Global revenue of $8,858,000 (44.7%) to $28,687,000, combined with a $5,144,000 (14.2%) increase in air cargo revenue to $41,312,000 in fiscal 2005, as described in “Overview” above.

Operating expenses from continuing operations increased $13,936,000 (26.5%) to $66,531,000 for fiscal 2005 compared to fiscal 2004. The net increase in operating expenses consisted of the following changes: cost of flight operations increased $1,625,000 (10.5%) primarily as a result of increased direct operating costs, including pilot salaries, fuel, airport fees, and costs associated with pilot travel, due to increased cost of oil, flight schedule changes and increased administrative staffing due to fleet modernization and route expansion programs; maintenance expenses increased $4,090,000 (29.5%) primarily as a result of increases in cost of parts, maintenance personnel, travel, contract services and outside maintenance related to customer fleet modernization and route expansion; ground equipment costs increased $7,675,000 (51.8%), as a result of increased cost of parts and supplies and support personnel related to increased customer orders; depreciation and amortization increased $76,000 (13.7%) as a result of purchases of capital assets; general and administra-tive expense increased $470,000 (6.0%) primarily as a result of increased corporate aircraft costs, professional fees, telephone costs, and staffing, offset by decreased profit sharing provision due to management changes.

On a continuing operations segment basis, significant impacts on the Company’s operating results, comparing the fiscal year ended March 31, 2005 to its prior fiscal year, resulted from changes in both the ground equipment and air cargo sectors. In the fiscal year ended March 31, 2005, Global had operating income of $2,957,000, a 45.0% increase compared to prior period operating income of $2,040,000. Global’s current fiscal year operating income increased compared to its prior fiscal year primarily due to current period’s higher levels of military and commercial equipment orders, partly offset by the prior period completion of a large-scale airport contract for fixed-stand deicers. Operating income for the Company’s overnight air cargo operations was $2,143,000 in the fiscal year ended March 31, 2005, a decrease of 46.3% from $3,989,000 in the prior fiscal year. The net decrease in air cargo operating income was due to a combination of temporarily decreased administrative fees which resulted from delays in the introduction of replacement ATR aircraft, currently undergoing conversion to cargo configuration, as older cargo aircraft are phased out of service, and higher levels of current period administrative costs as additional staffing has been put in place to oversee the phase-in and operations of the newer aircraft and route restructuring.

Earnings from continuing operations in fiscal 2005 include $162,000 of residual cost related to the remaining MAS parts inventory to be sold on consignment and cost of leased facilities previously operated by MAS that the Company has been unable to sublease.
.
Non-operating expense increased a net $146,000 primarily due to increased interest expenses related to acquisition of an aircraft.

Provision for income taxes decreased $21,000 (1.6%) primarily due to decreased earnings. The provision for income taxes for the fiscal years ended March 31, 2005 and 2004 were different from the Federal statutory rates primarily due to state tax provisions and, to a lesser extent, permanent tax differences.

Fiscal 2004 vs. 2003

Consolidated revenue from continuing operations increased $13,125,000 (30.6%) to $55,997,000 for the fiscal year ended March 31, 2004 compared to the prior fiscal year. The increase in 2004 revenue primarily resulted from an increase in Global revenue of $6,856,000 (52.9%) to $19,829,000, combined with a $6,269,000 (21.0%) increase in air cargo revenue to $36,168,000 in fiscal 2004, as described in “Overview” above.

Operating expenses from continuing operations increased $10,352,000 (24.5%) to $52,595,000 for fiscal 2004 compared to fiscal 2003. The net increase in operating expenses consisted of the following changes: cost of flight operations increased $1,033,000 (7.2%) as a result of customer schedule changes and route expansion which increased pilot cost and costs associated with pilot travel, and increases in landing fees; maintenance expenses increased $3,534,000 (34.2%) primarily as a result of increases associated with additional maintenance personnel and the cost of travel, contract service cost, and cost of parts and supplies related to customer fleet modernization and route expansion; ground equipment costs increased $4,679,000 (46.2%), as a result of higher cost of parts and labor associated with increased sales at Global; depreciation and amortization decreased $69,000 (11.0%) as a result of purchases of capital assets; general and administra-tive expense increased $1,174,000 (17.5%) primarily as a result of increased profit sharing accruals, settlement of an executive employment contract (as discussed above), staffing, facilities cost and professional fees.

On a continuing operations segment basis, significant impacts on the Company’s operating results comparing the fiscal year ended March 31, 2004 to its prior fiscal year resulted from changes in both the ground equipment and air cargo sectors. In the fiscal year ended March 31, 2004, Global had operating income of $2,040,000 compared to prior period income of $205,000. Several factors contributed to the increases in Global’s operating results. Global’s 2004 fiscal year operating income increased compared to its prior fiscal year primarily due to progress on a large-scale airport contract completed in fiscal 2004, higher sales volume due to increased delivery of units on its U.S. Air Force contract and a 22.2% increase in increased commercial equipment orders. Operating income for the Company’s overnight air cargo operations was $3,989,000 in the fiscal year ended March 31, 2004, an increase of 52.2% from $2,621,000 in the prior fiscal year. The increase primarily resulted from increased levels of aircraft maintenance revenue and administrative fees related to the customer’s ATR aircraft fleet modernization program and route expansion, described in “Overview”, above.

Non-operating income in fiscal 2004 increased a net $109,000 due to a $161,000 loss on marketable securities in 2003, partly offset by a $30,000 loss on sale of assets in fiscal 2004.

Provision for income taxes increased $1,085,000 (391.4%) primarily due to increased earnings. The provision for income taxes for the fiscal years ended March 31, 2004 and 2003 were different from the Federal statutory rates primarily due to state tax provisions.

Liquidity and Capital Resources

As of March 31, 2005, the Company's working capital amounted to $10,549,000, an increase of $2,221,000 compared to March 31, 2004. The net increase primarily resulted from increases in accounts receivable and cash and cash equivalents, partially offset by an increase in accounts payable.

In August 2004, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2006. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limits were amended to $3,500,000 from September 1, 2004 to December 31, 2004 and $7,000,000 from January 1, 2005 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of March 31, 2005, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2005, $6,219,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at March 31, 2005 was 2.86%. At March 31, 2005 and 2004, the amounts outstanding against the line were $239,000 and $132,000, respectively.

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

The following table of material contractual commitments at March 31, 2005 summarizes the effect these obligations are expected to have on the Company’s cash flow in the future periods, as discussed below.

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 years

Long-term bank debt	$1,124,000	$100,000	$452,000	$572,000	$-
Operating leases	1,266,000	737,000	529,000	-	-
Capital leases	59,000	26,000	33,000	-	-
Deferred retirement obligation	168,000	64,000	104,000	-	-
Total	$2,617,000	$927,000	$1,118,000	$572,000	$-

    The respective years ended March 31, 2005, 2004 and 2003 resulted in the following changes in cash flow: operating activities provided $3,273,000, $2,205,000 and $2,366,000 respectively in fiscal 2005, 2004 and 2003. Investing activities used $375,000 and $327,000, respectively, in fiscal 2005 and 2003 and provided $652,000 in fiscal 2004 and financing activities provided $140,000 in 2005 and used $2,477,000 and $1,991,000 respectively, in fiscal 2004 and 2003. Net cash increased $3,038,000, $380,000, and $48,000, respectively, in fiscal 2005, 2004 and 2003.

Cash provided by operating activities was $1,068,000 more for the year ended March 31, 2005, compared to fiscal 2004 principally due to decreased inventory associated with equipment sales and increased accounts payable associated with increased production levels, partially offset by increased accounts receivable associated with increased air cargo billings and equipment sales. Cash used in investing activities for the year ended March 31, 2005 was approximately $1,027,000 more than fiscal 2004, principally due to proceeds from sale of assets associated with discontinued operations of $1,550,000 in 2004, offset by increased capital expenditures relating to the $1,000,000 purchase of an airplane. Cash provided by financing activities was $2,617,000 more in fiscal 2005 compared to fiscal 2004 principally due to the $2,242,000 increased borrowings on line of credit and $975,000 financing of an airplane offset by $536,000 payment of dividends in the current year, repurchase of common stock and an executive pension payment.

During the fiscal year ended March 31, 2005 the Company repurchased 78,534 shares of its common stock for $356,796, as described above, under “Resignation of Executive Officer”.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. On May 27, 2003, the Company declared that, due to losses sustained in fiscal 2003, no common share dividend would be paid in fiscal 2004. On May 4, 2004, the Company declared a $0.20 per share cash dividend, to be paid on June 25, 2004 to shareholders of record June 11, 2004. On May 27, 2005 the Company declared a $.25 per share cash dividend, to be paid on June 28, 2005 to shareholders of record June 10, 2005.

Derivative Financial Instruments

As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time.

    In May 2001, the Company entered into two interest rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $22,000 balance included in accumulated other comprehensive income (loss) as of March 31, 2005 will be ratably amortized into interest expense over the remaining original term of the Company’s credit line.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2005 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at March 31, 2005, annual interest expense would have increased by approximately $2,390.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years. As of March 31, 2005 $64,000 has been reflected as current liability and $104,000 has been reflected as long-term liability associated with this death benefit.

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

Forward Looking Statements

Certain statements in this Report, including those contained in “Outlook,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;
•	The risk that contracts with Federal Express could be terminated or that the U.S. Air Force will defer orders under its contract with Global or that this contract will not be extended;
•	The continuing impact of the events of September 11, 2001, or any subsequent terrorist activities on United States soil or abroad;
•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;
•	The risk of injury or other damage arising from accidents involving the Company’s air cargo operations or equipment sold by Global;
•	Market acceptance of the Company’s new commercial and military equipment and services;
•	Competition from other providers of similar equipment and services;
•	Changes in government regulation and technology;
•	Mild winter weather conditions reducing the demand for deicing equipment.

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

SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SAFS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005, using the modified prospective method allowed by the statement.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would not have been material.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk is included in Item 7.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc.

Maiden, North Carolina

We have audited the accompanying consolidated balance sheet of Air T, Inc. and subsidiaries (“The Company”) as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dixon Hughes PLLC

Dixon Hughes PLLC

Charlotte, NC
May 23, 2005, except for first paragraph of Note 17., as to which the date is June 1, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Air T, Inc.
Maiden, North Carolina

We have audited the accompanying consolidated balance sheet of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Charlotte, North Carolina
June 21, 2004

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2005	2004	2003
Operating Revenues (Note 11):
Overnight air cargo	$41,312,475	$36,168,096	$29,898,840
Ground equipment	28,686,963	19,828,749	12,972,887
	69,999,438	55,996,845	42,871,727

Operating Expenses:
Flight-air cargo	17,090,249	15,465,662	14,432,941
Maintenance-air cargo	17,953,353	13,863,329	10,328,867
Ground equipment	22,480,127	14,805,098	10,126,022
General and administrative (Note 7)	8,373,195	7,903,173	6,728,795
Depreciation and amortization	633,818	557,551	626,582
	66,530,742	52,594,813	42,243,207

Operating Income	3,468,696	3,402,032	628,520

Non-operating Expense (Income):
Interest	111,946	38,714	67,371
Deferred retirement expense (Note 13)	21,000	21,000	21,000
Investment income	(104,026)	(69,421)	(90,003)
Other	(6,616)	(114,399)	(13,463)
	22,304	(124,106)	(15,095)

Earnings From Continuing
Operations Before Income Taxes	3,446,392	3,526,138	643,615

Income Taxes (Note 12)	1,340,832	1,362,306	277,249

Earnings From Continuing
Operations	2,105,560	2,163,832	366,366

Loss From Discontinued Operations,
Net of Income Taxes (Note 10)	-	(425,970)	(1,590,577)

Net Earnings (Loss)	$2,105,560	$1,737,862	$(1,224,211)

Basic Earnings (Loss) Per Share (Note 14):
Continuing Operations	$0.79	$0.80	$0.13
Discontinued Operations	-	(0.16)	(0.58)
Total Basic Net Earnings (Loss) Per Share	$0.79	$0.64	$(0.45)

Diluted Earnings (Loss) Per Share (Note 14):
Continuing Operations	$0.78	$0.80	$0.13
Discontinued Operations	-	(0.16)	(0.58)
Total Diluted Net Earnings (Loss) Per Share	$0.78	$0.64	$(0.45)

Weighted Average Shares Outstanding:
Basic	2,677,114	2,716,447	2,726,320
Diluted	2,692,880	2,727,919	2,726,320

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
ASSETS (Note 6)
Current Assets:
Cash and cash equivalents	$3,497,659	$459,449
Marketable securities (Note 2)	812,112	849,018
Accounts receivable, less allowance for
doubtful accounts of $267,194 in 2005 and
$367,505 in 2004	7,392,700	5,094,849
Notes and other non-trade receivables-current	116,288	146,137
Inventories (Note 3)	6,102,637	6,460,072
Deferred tax asset (Note 12)	568,870	1,254,870
Income taxes receivable	465,610	-
Prepaid expenses and other	77,447	151,879

Total Current Assets	19,033,323	14,416,274

Property and Equipment:
Furniture, fixtures and improvements	5,962,835	5,802,939
Flight equipment and rotables inventory	2,634,343	2,573,431
	8,597,178	8,376,370
Less accumulated depreciation	(5,439,142)	(5,105,802)
Property and Equipment, net	3,158,036	3,270,568

Deferred Tax Asset (Note 12)	389,771	288,920
Intangible Pension Asset (Note 13)	-	79,695
Cash Surrender Value Of Life Insurance Policies	1,163,000	1,059,862
Notes And Other Non-Trade Receivables-Long-Term	310,160	403,584
Other Assets	54,635	54,635
Total Assets	$24,108,925	$19,573,538

See notes to consolidated financial statements

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	March 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,092,186	$3,540,350
Accrued expenses (Note 5)	2,200,866	2,200,209
Billings in excess of costs and estimated
earnings on uncompleted contracts (Note 4)	-	80,129
Income taxes payable (Note 12)	-	172,359
Current portion of long-term obligations (Notes 7 & 13)	191,256	94,807
Total Current Liabilities	8,484,308	6,087,854

Capital Lease Obligations (less current
portion) (Note 7)	29,546	52,659
Long-term Debt (Note 6)	1,024,052	131,864
Deferred Retirement Obligations (less current
portion) (Note 13)	1,485,466	1,624,361
Stockholders' Equity (Note 9):
Preferred stock, $1 par value, authorized
50,000 shares, none issued	-	-
Common stock, par value $.25; authorized
4,000,000 shares; 2,671,293 and
2,686,827 shares issued and outstanding
in 2005 and 2004, respectively	667,823	671,706
Additional paid in capital	6,939,357	6,834,279
Retained earnings	5,453,105	4,127,484
Accumulated other comprehensive income, net	25,268	43,331
Total Stockholders' Equity	13,085,553	11,676,800
Total Liabilities and Stockholders’ Equity	$24,108,925	$19,573,538

See notes to consolidated financial statements

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2,105,560	$1,737,862	$(1,224,211)
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Change in accounts receivable and inventory reserves	(48,563)	248,801	(432,187)
Depreciation and amortization	633,818	557,551	797,778
Deferred tax provision (benefit)	585,149	590,091	(838,030)
Other-than-temporary impairment charge on securities	-	-	161,000
Periodic pension (benefit) cost	(1,288)	266,802	276,283
Asset impairment charge on discontinued operations	-	-	1,655,895
Change in assets and liabilities which provided (used) cash
Accounts receivable	(2,197,540)	1,137,112	(339,476)
Notes receivable and other non-trade receivables	123,273	(4,036)	(17,467)
Inventories	131,702	(784,773)	1,195,955
Prepaid expenses and other	(35,322)	(192,258)	(69,489)
Accounts payable	2,751,836	(1,153,568)	892,723
Accrued expenses	(57,255)	490,545	(279,040)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(80,129)	(680,850)	760,979
Income taxes payable	(637,969)	(7,919)	(174,917)
Total adjustments	1,167,712	467,498	3,590,007
Net cash provided by operating activities	3,273,272	2,205,360	2,365,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets of discontinued operations	-	1,550,000	140,000
Net proceeds from sale of assets	20,655	362,500	-
Capital expenditures	(395,685)	(1,260,819)	(466,867)
Net cash provided by (used in) investing activities	(375,030)	651,681	(326,867)
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan	885,153	-	-
Net proceeds (repayments) on line of credit	133,559	(2,197,880)	(1,670,630)
Payment of cash dividend	(535,658)	-	(325,854)
Repurchase of common stock	(356,796)	(179,427)	-
Executive pension payment	(200,000)	(100,000)	-
Proceeds from exercise of stock options	213,710	-	5,500
Net cash provided by (used in) financing activities	139,968	(2,477,307)	(1,990,984)
NET INCREASE IN CASH & CASH EQUIVALENTS	3,038,210	379,734	47,945
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	459,449	79,715	31,770
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,497,659	$459,449	$79,715

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of assets-discontinued operations	$-	$334,523	$-
Capital leases entered into during fiscal year	-	51,361	-
(Decrease) increase in fair value of marketable securities	(71,247)	159,086	74,098
Change in fair value of derivatives	53,184	64,936	21,276
Settlement installments due former executive officer	-	200,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$112,523	$109,050	$368,670
Income taxes	1,411,989	515,418	274,587

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock (Note 9)		Additional	Retained	other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income (Loss )	Equity

Balance, March 31, 2002	2,724,320	$681,080	$6,858,898	$4,079,621	$(519,874)	$11,099,725

Comprehensive Loss:
Net loss				(1,224,211)
Other comprehensive income (loss),
Other than temporary impairment
charges on securities					161,000
Unrealized gain on securities					74,098
Pension liability adjustment					(158,000)
Change in fair value of derivatives					(21,276)
Total Comprehensive Loss						(1,168,389)
Exercise of stock options	2,000	500	5,000			5,500
Cash dividend ($0.12 per share)				(325,854)		(325,854)

Balance, March 31, 2003	2,726,320	681,580	6,863,898	2,529,556	(464,052)	9,610,982

Comprehensive Income
Net earnings				1,737,862
Other comprehensive income:
Unrealized gain on securities					159,086
Pension liability adjustment					283,361
Change in fair value of derivatives					64,936
Total Comprehensive Income						2,245,245
Repurchase and retirement
of common stock	(39,493)	(9,874)	(29,619)	(139,934)		(179,427)
-
-

Balance, March 31, 2004	2,686,827	671,706	6,834,279	4,127,484	43,331	11,676,800

Comprehensive Income
Net earnings				2,105,560
Other comprehensive income:
Unrealized loss on securities, net of $20,000 income tax					(71,247)
Change in fair value of derivative					53,184
Total Comprehensive Income						2,087,497
Exercise of stock options	63,000	15,750	197,960			213,710
Repurchase and retirement
of common stock	(78,534)	(19,633)	(92,882)	(244,281)		(356,796)
-
-
Cash dividend ($0.20 per share)				(535,658)		(535,658)

Balance, March 31, 2005	2,671,293	$667,823	$6,939,357	$5,453,105	$25,268	$13,085,553

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2005, 2004, AND 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activities - Air T, Inc. (the Company), through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight and a manufacturer of aircraft ground service and specialized industrial equipment. In the fourth quarter of fiscal 2003, management committed to a plan to discontinue the operations of the aviation services sector of its business. The Company finalized the sale of certain assets of this business and discontinued its aviation services operations in fiscal 2004. See Note 10 “Discontinued Operations”.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain Air Cargo, Inc. (MAC), CSA Air, Inc. (CSA), MAC Aviation Services, LLC (MACAS), formerly known as Mountain Aircraft Services, LLC (MAS), and Global Ground Support, LLC (Global). All significant intercompany transactions and balances have been eliminated.

Concentration of Credit Risk - The Company’s potential exposure to concentrations of credit risk consists of trade accounts and notes receivable, and bank deposits. Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers’ financial condition. Notes receivable payments are normally due monthly. The required allowance for doubtful accounts is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with the discontinued operations of MAS. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

At various times throughout the year, the Company has deposits with banks in excess of amounts covered by federal depository insurance. These financial institutions have strong credit ratings and management believes that the credit risk related to these deposits is minimal.

Substantially all of the Company’s customers are concentrated in the aviation industry and revenue can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer. The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and ground support equipment which provides equipment and services to approximately 90 customers, one of which is considered a major customer. The loss of a major customer would have a material impact on the Company’s results of operations. See Note 11 “Revenues From Major Customer”.

Cash Equivalents - Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Marketable Securities - Marketable securities consists primarily of investments in mutual funds. The Company has classified marketable securities as available-for-sale and they are carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price.

Inventories - Inventories related to the Company’s manufacturing operations are carried at the lower of cost (first in, first out) or market. Aviation parts and supplies inventories are carried at the lower of average cost or market. Consistent with industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

Property and Equipment - Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments. Rotables inventory represents aircraft parts, which are repairable, capitalized and depreciated over their estimated useful lives. Depreciation and amortization are provided on a straight-line basis over the shorter of the asset’s service life or related lease term, as follows:

Flight equipment and intellectual property	7 years
Other equipment and furniture	3 to 10 years

Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from long term fixed price construction projects are recognized on the percentage-of-completion method, in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date to estimated total cost for each contract or workorder. Contract costs include all direct material and labor costs and overhead costs related to contract performance. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Such contracts generally have a customer retainage provision.

Operating Expenses Reimbursed by Customer - The Company, under the terms of its air cargo dry-lease service contracts, passes through to its customer certain cost components of its operations without markup. The cost of flight crews, fuel, landing fees, outside maintenance and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of operations.

Stock Based Compensation - As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would not have been material.

As the Company uses the intrinsic value method, and all stock-based compensation has an exercise price equal to the market price at the date of grant, no compensation cost has been included in the accompanying financial statements. As indicated in the following table, the fair value of a stock option granted in fiscal 2005, estimated at date of grant using the Black Scholes pricing model, was not material. No options were granted in fiscal 2004 or 2003.

Stock based compensation	2005	2004	2003
Net income as reported	$2,080,000	$1,738,000	(1,224,000)
Less compensation costs, net of taxes	$15,000	$-	-
Proforma net income	$2,065,000	$1,738,000	(1,224,000)
Proforma net income per diluted share	$0.77	$0.64	(0.45)

Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, accrued expenses, and long-term debt approximate their fair value at March 31, 2005 and 2004.

Warranty Reserves-The company warranties its ground equipment products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of March 31, 2005 the Company’s warranty reserve amounted to $198,083.

Product warrant reserve activity during fiscal 2005 and fiscal 2004 is as follows:

Balance at 3/31/03	$116,000
Additions to reserve	217,000
Use of reserve	(186,000)
Balance at 3/31/04	147,000
Additions to reserve	197,000
Use of reserve	(146,000)
Balance at 3/31/05	$198,000

Income Taxes - Deferred income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the asset and liability approach. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The company reviews the potential realization of all deferred tax assets on a periodic basis to determine the adequacy of its valuation allowance.

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

Derivative Financial Instruments -As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value.

The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

Recent Accounting Pronouncements -SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. No. 123, Accounting for Stock-Based Compensation. SFAS No.123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005, using the modified prospective method allowed by the statement.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would not have been material.

Reclassifications - Certain reclassifications have been made to fiscal 2004 and 2003 amounts to conform to the current year presentation.

2.	MARKETABLE SECURITIES

Marketable securities, with an adjusted cost basis of $730,345, which consist solely of mutual funds, amounted to $812,112 and $849,018, respectively, as of March 31, 2005 and 2004.

The Company did not realize any gains or losses on sales of marketable securities in fiscal 2005 and 2004. In fiscal 2003 the Company wrote down the value of marketable securities by $161,000. Unrealized loss reflected in other comprehensive income totaled $71,000 in fiscal 2005 and an unrealized gain of $159,000 and $74,000 in fiscal 2004 and 2003. As of March 31, 2005 an unrealized gain of $47,000 and $119,000, for 2005 and 2004, are included in accumulated other comprehensive income (loss).

3.  INVENTORIES

Inventories consist of the following:

	March 31,
	2005	2004
Aircraft parts and supplies	$767,936	$1,892,916
Aircraft equipment manufacturing:
Raw materials	3,844,875	3,508,363
Work in process	1,305,891	1,563,259
Finished goods	625,298	920,149
Total inventories	6,544,000	7,884,687
Reserves	(441,363)	(1,424,615)

Total, net of reserves	$6,102,637	$6,460,072

4.	UNCOMPLETED CONTRACTS

An equipment construction contract in process accounted for under the percentage of completion method is summarized as follows:

	March 31,
	2005	2004
Costs incurred and estimated earnings
on uncompleted contract	$-	$2,860,483
Less billings to date	-	2,940,612
Billings in excess of costs
and estimated earnings	$-	$(80,129)

5.     ACCRUED EXPENSES

Accrued expenses consist of the following:
	March 31,
	2005	2004
Salaries, wages and related items	$1,223,446	$1,040,224
Profit sharing	343,000	486,879
Health insurance	274,731	266,905
Professional fees	100,160	204,236
Warranty reserves	198,083	147,287
Other	61,446	54,678

Total	$2,200,866	$2,200,209

6.    FINANCING ARRANGEMENTS

In August 2004 the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2006. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limits were amended to $3,500,000 from September 1, 2004 to December 31, 2004 and $7,000,000 from January 1, 2005 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of March 31, 2005, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2005, $6,219,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at March 31, 2005 was 2.86%. At March 31, 2005 and 2004, the amounts outstanding against the line were $239,000 and $132,000, respectively.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed-rate, five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.

Maturities of long-term debt are as follows:

2006	$100,000
2007	340,000
2008	109,000
2009	114,000
2010	461,000
$1,124,000

7.    LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities, as well as capital leases for certain office and other equipment. The Company leases its corporate offices from a Company controlled by certain Company officers for $11,255 per month under two five-year leases which expire in May 2006.

In August 1996, the Company relocated certain portions of its maintenance operations to a new maintenance facility located at the Global TransPark in Kinston, N. C. Under the terms of the long-term facility lease, after an 18 month grace period (from date of occupancy), rent will escalate from $2.25 per square foot to $5.90 per square foot, per year, over the 21.5 year life of the lease. However, based on the occurrence of certain events related to the composition of aircraft fleet, the lease may be canceled by the Company. The Company currently considers the lease to be cancelable and has calculated rent expense under the current lease term.

In September 1998, Global’s August 1997 lease was expanded to 112,500 square feet of manufacturing and office space for $35,903 per month and the term extended to August 2001. In April 2001 the lease was renewed through August 2006; monthly rental will increase over the life of the lease, based on increases in the Consumer Price Index.

At March 31, 2005, future minimum annual lease payments under capital and non-cancellable operating leases with initial or remaining terms of more than one year are as follows:

	Capital	Operating
	Leases	Leases
2006	$26,319	$737,351
2007	13,203	373,560
2008	13,203	155,569
2009	6,602	-
2010	-	-
Total minimum lease payments	59,327	$1,266,480
less amount representing interest	7,961

Present value of lease payments	51,366
Less current maturities	21,820

Long-term maturities	$29,546

Rent expense for operating leases totaled approximately $721,000, $704,000, and $713,000 for fiscal 2005, 2004 and 2003, respectively, and includes amounts to related parties of $135,060 in fiscal 2005 and $132,260 in fiscal 2004 and $109,860 in 2003.

8.	DERIVATIVE FINANCIAL INSTRUMENTS
In May 2001, the Company entered into two interest-rate swaps with notional amounts of $2.4 million, and $2 million respectively. These agreements were originally entered into at respective interest rates of 6.97% and 6.5%. On July 31, 2002 the Company elected to unwind its $2,000,000 (6.5%) revolving credit line swap in consideration for $58,750, the fair-market-value termination fee as of that date. On October 30, 2003, the Company terminated its remaining credit line swap for $97,500, the fair-market-value termination fee as of that date. The $22,000 balance included in accumulated other comprehensive income (loss) at March 31, 2005 will be ratably amortized into interest expense over the remaining term of the Company’s credit line.

9.    STOCKHOLDERS’ EQUITY

The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 2005.

The Company has granted options to purchase up to a total of 2,000 shares of common stock to certain Company outside directors at prices of $6.38 and $28.77 per share. As of March 31, 2005, no shares remain available for issuance under future option grants other than options awarded to new non-employee directors upon election to the board of directors and options that may be issued in lieu of directors’ fees to directors electing to defer directors’ fees. All options were granted at exercise prices which approximated the fair market value of the common stock on the date of grant. Options granted in fiscal 1999 and 2005 are fully vested and must be exercised within ten years of the vesting date.

The following table summarizes information about stock options at March 31, 2005:

	Options Outstanding					Options Exercisable
			Weighted
			Average		Weighted		Weighted
Option			Remaining		Average		Average
Grant	Exercise	Options	Contractual		Exercise	Options	Exercise
date	Price	Outstanding	Life (Years	)	Price	Exercisable	Price

08/13/98	$6.38	1,000	3.4		$6.38	1,000	$6.38
10/14/04	28.77	1,000	9.7		28.77	1,000	28.77

		2,000	6.6		$17.58	2,000	$17.58

Option activity is summarized as follows:
		WeightedAverage
		ExercisePrice
	Shares	Per Share
Outstanding March 31, 2001	259,200	$2.93
Exercised	(32,667)	2.75
Outstanding March 31, 2002	226,533	3.00
Exercised	(2,000)	2.75
Expired	(160,533)	2.83
Outstanding March 31, 2003	64,000	3.44
Exercised	-	-
Outstanding March 31, 2004	64,000	3.44
Exercised	(63,000)	3.39
Issued	1,000	28.77
Outstanding March 31, 2005	2,000	$17.58

The fair value of a stock option granted in fiscal 2005, was estimated on the date of grant using the Black Scholes option-pricing model with the assumptions listed below. No options, except for 1,000 shares granted to a new non-employee director in fiscal 2005, were granted since fiscal 2000.
2005
Weighted average fair value per option	$14.63
Assumptions used:
Weighted average expected volatility	53.10%
Weighted average expected dividend yield	2.70%
Weighted average risk-free interest rate	3.65%
Weighted average expected life, in years	9.5

During fiscal 2004 the Company suspended its stock repurchase program. Except for 118,027 shares repurchased in conjunction with the retirement of an executive officer (see Note 13), no common shares were repurchased in fiscal 2005. Through March 31, 2005, the Company had repurchased and retired a total of 947,300 shares at a total cost of $3,973,265.

As of March 31, 2005 Accumulated Other Comprehensive Income amounted to $25,268.

Other Comprehensive Income (Loss) activity during fiscal 2005 and 2004 is as follows:

	Pension	Unrealized Gain	Change in	Total Other
	Liability	(Loss) on	Fair Value of	Comprehensive
	Adjustment	Securities	Derivative	Income (Loss )
Balance at 3/31/03	$(283,361)	(40,415)	(140,276)	$(464,052)
Change	283,361	159,086	64,936	507,383
Balance at 3/31/04	-	118,671	(75,340)	43,331
Change	-	(71,247)	53,184	(18,063)
Balance at 3/31/05	$-	47,424	(22,156)	$25,268

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

Under the terms of the sale agreement, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell remaining MAS inventory not included in the sale transaction. Upon termination of the consignment agreement, all unsold inventory will be returned to the Company. Inventory on consignment under this agreement amounted to $601,000 as of March 31, 2005. The accompanying consolidated financial statements reflect the sale of certain MAS assets and reclassify the net operations of MAS as discontinued operations, net of tax for fiscal 2004 and 2003.

A summary of the operating results reclassified as discontinued operations is as follows:

	2005	2004	2003
Revenue	$-	$2,575,259	$5,977,697
Operating earnings (loss)	-	(500,901)	(942,110)
Loss before income taxes	-	(698,902)	(2,598,005)
Income tax benefit	-	272,932	1,007,428
Net loss	$-	$(425,970)	$(1,590,577)

The loss before income taxes on discontinued operations for the year ended March 31, 2003, was comprised of a $942,110 loss from operations and $1,655,895 impairment charge recorded to write down certain assets held for sale to their estimated fair value.

11.    REVENUES FROM MAJOR CUSTOMER

Approximately 59.0%, 64.5% and 69.5% of the Company’s revenues were derived from services performed for Federal Express Corporation in fiscal 2005, 2004 and 2003, respectively. In addition, approximately 23.7%, 16.4% and 19.9% of the Company’s revenues for fiscal 2005, 2004 and 2003 respectively, were generated from Global’s contract with the United States Air Force.

12.    INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended March 31, 2005
	Continued	Discontinued
	Operations	Operations	Total
Current:
Federal	$662,000	$-	$662,000
State	114,000	-	114,000
Total current	776,000	-	776,000
Deferred:
Federal	434,000	-	434,000
State	131,000	-	131,000
Total deferred	565,000	-	565,000

Total	$1,341,000	$-	$1,341,000

	Year Ended March 31, 2004
	Continued	Discontinued
	Operations	Operations	Total
Current:
Federal	$1,082,000	$(665,000)	$417,000
State	228,000	(147,000)	81,000
Total current	1,310,000	(812,000)	498,000
Deferred:
Federal	43,000	441,000	484,000
State	9,000	98,000	107,000
Total deferred	52,000	539,000	591,000

Total	$1,362,000	$(273,000)	$1,089,000

	Year Ended March 31, 2003
	Continued	Discontinued
	Operations	Operations	Total
Current:
Federal	$278,000	$(226,000)	$52,000
State	56,000	-	56,000
Total current	334,000	(226,000)	108,000
Deferred:
Federal	(102,000)	(582,000)	(684,000)
State	45,000	(199,000)	(154,000)
Total deferred	(57,000)	(781,000)	(838,000)

Total	$277,000	$(1,007,000)	$(730,000)

The income tax provision for continuing operations was different from the amount computed using the statutory Federal income tax rate for the following reasons:
	2005		2004		2003
	$	%	$	%	$	%
Income tax provision at
U.S. statutory rate	$1,172,000	34.0%	$1,199,000	34.0%	$219,000	34.0%
State income taxes, net
of Federal benefit	161,000	4.7	163,000	4.6	31,000	4.8
Meal and entertainment
disallowance	22,000	0.7	19,000	0.5	15,000	2.4
Other, net	(12,000)	(0.4)	(19,000)	(0.5)	(71,000)	(11.0)
Change in valuation
allowance	(2,000)	(0.1)	-		83,000	12.9

Income tax provision	$1,341,000	38.9%	$1,362,000	38.6%	$277,000	43.1%

Deferred tax asset is comprised of the following components

	2005	2004
Net deferred tax asset
Warranty reserve	$77,109	$56,853
Accounts receivable reserve	105,089	142,924
Inventory reserve	243,712	690,214
Accrued insurance	26,384	104,552
Accrued vacation	175,970	174,971
Deferred compensation	603,296	698,269
Fixed assets	(292,504)	(405,467)
Loss carryforwards	108,295	70,000
Valuation allowance	(85,020)	(83,430)
Other	(3,690)	94,904
Total	$958,641	$1,543,790

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2005 and 2004 consolidated balance sheets according to the classification of the related asset and liability. The Company has state net operating loss carryforwards as of March 31, 2005 with a tax effected amount of approximately $102,000. The state loss carryforwards will expire in varying periods through March 2023. At March 31, 2005 the Company had deferred tax assets of $22,270 for capital loss carryforwards and $62,750 for unrealized capital losses. The Company recorded a full valuation allowance on the deferred tax assets relating to these capital losses at March 31, 2005 and 2004 based on management’s belief that realization is unlikely.

13.    EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan (AirT 401(k) Retirement Plan). All employees of the Company are eligible to participate in the plan. The Company’s contribution to the 401(k) plan for the years ended March 31, 2005, 2004 and 2003 was $251,000, $231,000, and $232,000, respectively and was recorded in general and administrative expenses in the consolidated statements of operations.

The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2005, 2004, and 2003 was $343,000, $487,000 and $81,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of operations.

Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement. The Company has purchased life insurance policies for which the Company is the sole beneficiary to facilitate the funding of benefits under these supplemental retirement agreements. The cost of funding these benefits is recorded in general and administrative expense on the consolidated statements of operations and is offset by increases in the cash surrender value of the life insurance policies.

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

The Company purchased from the former executive officer 118,027 shares of AirT common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase took place in three installments over a one-year period, starting January 12, 2004, and totaled approximately $536,000. The repurchase of the former executive’s stock was recorded in the periods that the repurchase occurred and all such stock was subsequently retired. All installment payments required to be made have been made.

The following tables set forth the funded status of the Company’s supplemental retirement plan at March 31, 2005 and 2004 and the change in the projected benefit obligation during fiscal 2005 and 2004:
	March 31,
	2005	2004
Vested benefit obligation and accumulated benefit obligation	$1,141,619	$1,462,384
Projected benefit obligation	1,141,619	1,462,384
Plan assets at fair value	-	-

Projected benefit obligation greater than plan assets	1,141,619	1,462,384
Unrecognized prior service cost	258,951	(149,324)
Unrecognized actuarial gain (loss)	(19,169)	69,629
Adjustment required to recognize minimum liability	-	79,695

Accrued pension cost recognized in the
consolidated balance sheets	$1,381,401	$1,462,384

	2005	2004
Projected benefit obligation beginning of year	$1,462,384	$1,918,826
Service cost	40,528	72,789
Interest cost	59,457	113,510
Actuarial loss due to change in assumption	89,582	72,315
Non-cash adjustments due to amendment and settlement	(510,332)	(415,056)
Benefits paid	-	(300,000)
Projected benefit obligation end of year	$1,141,619	$1,462,384

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company has no additional minimum liability at March 31, 2005 and recorded an additional minimum liability of $79,695 at March 31, 2004, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plan. The additional liability in 2004 has been offset by an intangible asset to the extent of unrecognized prior service cost. The portion of the additional minimum liability in excess of unrecognized prior service cost decreased by $283,000 in fiscal 2004 and is reported as a component of other comprehensive loss for the year ended March 31, 2004 due to the above-mentioned settlement.

The projected benefit obligation was determined using an assumed discount rate of 5.5% at March 31, 2005 and 5.75% at March 31, 2004. The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

Net periodic pension (benefit)expense for fiscal 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003

Service cost	$40,528	$72,789	$70,244
Interest cost	59,457	113,510	112,194
Amortization of unrecognized prior
service cost and actuarial losses	(102,057)	99,714	93,845
Gain on partial settlement	784	(19,211)	-

Net periodic pension cost	$(1,288)	$266,802	$276,283

Projected benefit payments for fiscal years ending:
2006	$-
2007	650,000
2008	-
2009	-
010	-
2011 thru 2015	$789,000

The Company’s former Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over 10 years after his death. As of March 31, 2005 and 2004, accruals related to the unpaid present value of the benefit amounted to approximately $168,000 and $226,000, respectively (of which approximately $104,000 and $152,000, respectively is included under deferred retirement obligations in the accompanying consolidated balance sheets). Net periodic pension costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

14.    NET EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of March 31, 2005 1,000 shares of outstanding stock options were anti-dilutive.

The computation of basic and diluted weighted average common shares outstanding is as follows:

	Year Ended March 31,
	2005	2004	2003

	$2,080,052	$(1,224,211)	$(1,224,211)

Continuing Operations	$0.78	$0.13	$0.13
Discontinued Operations	-	(0.58)	(0.58)
	$0.78	$(0.45)	$(0.45)

Continuing Operations	$0.78	$0.13	$0.13
Discontinued Operations	-	(0.58)	(0.58)
	$0.78	$(0.45)	$(0.45)

Basic	2,677,114	2,716,447	2,726,320
Incremental Shares From Stock Options	15,766	11,472	-
Diluted	2,692,880	2,727,919	2,726,320

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands except per share data)

During the fourth quarter of fiscal 2003, management agreed to a plan to discontinue the operations of MAS and dispose of its assets. The Company closed on the transaction to sell certain MAS assets and operations on August 14, 2003. As a result, the Company has not reflected the discontinued operations of MAS in the accompanying quarterly financial information for 2004.

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
2005
Operating Revenues	$15,087	$16,366	$18,334	$20,212

Operating Income	$872	$911	$775	$911

Earnings Before Income Taxes	$868	$905	$764	$909

Net Earnings	$533	$538	$485	$550

Basic and Diluted Net Earnings per share	$0.20	$0.20	$0.18	$0.20

2004
Operating Revenues - as preciously reported	$11,891	$10,231	$13,432
Less revenues associated with discontinued operations	(1,693)	(1,055)	(2,199)
Operating Revenues	$11,056	$13,623	$12,980	$18,338

Operating Income (Loss) - as previously reported	$(32)	$(511)	$147
Less operating loss associated with discontinued operations	(73)	(121)	(13)
Operating Income	$675	$939	$370	$1,418

(Loss) Earnings Before Income Taxes - as previously reported	$(268)	$(581)	$71
Less loss associated with discontinued operations	(198)	(230)	(106)
Earnings Before Income Taxes	$444	$612	$493	$1,977

Net (Loss) Earnings - as previously reported	$(161)	$364	$37
Less net (loss earnings associated with discontinued operations	(118)	(147)	73
Net Earnings	$349	$358	$230	$801

Diluted Net (Loss) Earnings per share	$(0.06)	$(0.13)	$0.01
Diluted Net (Loss) per share associated
with discontinued operations	(0.04)	(0.05)	(0.03)
Basic and Diluted Net Earnings per share	$0.13	$0.13	$0.08	$0.30

16.	SEGMENT INFORMATION

The Company operates three subsidiaries in two continuing business segments. Each business segment has separate management teams and infrastructures that offer different products and services. During the fourth quarter of fiscal 2003, Company management agreed to a plan to sell the assets of MAS and to discontinue the operations of the Company’s aviation service sector business. The Company completed an agreement to sell certain assets and operations on August 14, 2003. The operations of MAS are, therefore, not presented in fiscal 2004 and 2003’s segment information below. The subsidiaries with continuing operations have been combined into the following two reportable segments: overnight air cargo and ground equipment. The overnight air cargo segment encompasses services provided primarily to one customer, Federal Express, and the ground equipment segment encompasses the operations of Global.

The accounting policies for all reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income from continuing operations.

Segment data is summarized as follows:

Segment data is summarized as follows:

	2005	2005	2004	2003
		PRO-FORMA (1)
Operating Revenues:
Overnight Air Cargo:
Domestic	$32,447,561		$28,848,578	$25,400,332
International	8,864,914		7,319,518	4,498,508
Total Overnight Air Cargo	41,312,475		36,168,096	29,898,840
Ground Equipment	28,686,963		19,828,749	12,972,887
Total	$69,999,438		$55,996,845	$42,871,727

Operating Income from
Continuing operations:
Overnight Air Cargo	$2,143,434	$2,998,180	$3,988,995	$2,621,003
Ground Equipment	2,956,937	3,110,061	2,039,691	204,642
Corporate (2)	(1,631,675)	(2,639,545)	(2,626,654)	(2,197,125)
Total	$3,468,696	$3,468,696	$3,402,032	$628,520

Identifiable Assets:
Overnight Air Cargo	$7,312,183		$5,727,470	$4,130,676
Ground Equipment	10,180,943		9,646,490	8,615,032
Corporate	6,615,799		3,093,449	4,684,070
Total	$24,108,925		$18,467,409	$17,429,778

Capital Expenditures, net:
Overnight Air Cargo	$266,714		$1,101,355	$131,626
Ground Equipment	34,256		75,775	155,528
Corporate	94,715		83,689	175,670
Total	$395,685		$1,260,819	$462,824

Depreciation and Amortization:
Overnight Air Cargo	$435,534		$200,128	$243,635
Ground Equipment	146,201		187,284	239,699
Corporate	52,083		170,139	143,248

Total	$633,818		$557,551	$626,582

 (1) In fiscal 2005 the Company changed its method of allocating corporate administrative cost to its operating subsidiaries. The Company has disclosed above for fiscal 2005 its operating income from continuing operations on both the new basis and, under Pro-Forma, the old basis of segmentation.

(2) Includes income from inter-segment transactions, eliminated in consolidation.

17.	COMMITMENTS AND CONTINGENCIES

Global and one of its former employees were named as defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al., Case No. 1:02CV00388.  The plaintiffs claimed to have developed a novel method of aircraft de/ant-icing, and alleged that the system was the subject of trade secrets and a patent.  The plaintiffs alleged that Global and its former employee misappropriated the trade secrets, breached a confidentiality agreement, and infringed the patent.  Global asserted counterclaims against the plaintiffs alleging defamation. In May 2004, Global moved for summary judgment on all claims against it and its former employee, and the plaintiffs moved for summary judgment on the patent infringement claim. On December 14, 2004, the Court granted Global’s summary judgment motion as to the patent infringement claim and denied the plaintiffs’ summary judgment motions entirely. In May 2005, a jury trial was held with respect to the plaintiffs’ remaining claims and Global’s counterclaims. On May 31, 2005, the jury returned a verdict for Global and its former employee with respect to all of the plaintiffs’ claims submitted for trial and for the plaintiffs with respect to the Global’s counterclaims. The period in which plaintiffs may appeal the jury’s verdict and the court’s summary judgment rulings will lapse on June 30, 2005.

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global to the Philadelphia, Pennsylvania airport and maintained by Global collapsed on an Airbus 330 aircraft operated by US Airways. While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured. The operator of the deicing boom has claimed to suffer injuries in connection with the collapse. Immediately following this incident, all 12 of the fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. These booms have not yet been placed back in service. All of these booms were designed, fabricated and installed by a subcontractor of Global and are the only booms of this model that have been sold by Global. No legal proceedings have yet been commenced against Global regarding this incident.

The Company is currently involved in certain personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company’s results of operations or financial position.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 Dixon Hughes PLLC has served as the independent registered public accountants for the Company since November 17, 2004. Prior to the engagement of Dixon Hughes PLLC as the Company’s independent registered public accountants, Deloitte & Touche LLP had served in this capacity. On November 10, 2004, the Audit Committee of the Board of Directors of the Company decided to no longer engage, and thus on that date dismissed, Deloitte & Touche LLP as the Company's independent registered public accountants and to engage Dixon Hughes PLLC as the Company's independent registered public accountants to audit the financial statements of the Company for the fiscal year ending March 31, 2005. The audit reports of Deloitte & Touche LLP on the financial statements of the Company for the fiscal years ended March 31, 2004 and March 31, 2003 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the financial statements of the Company for the fiscal years ended March 31, 2004 and March 31, 2003 and through the date of dismissal, the Company had no disagreement with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to such disagreement in their reports for such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

Item 9A.    Controls and Procedures.

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in our internal control over financial reporting during or subsequent to the fourth fiscal quarter for the fiscal year ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Walter Clark, age 47, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA and as the Chief Executive Officer of MAC. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

John J. Gioffre, age 61, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA, Chief Financial Officer of MAC and as Vice President-Finance, Treasurer and Secretary of MACAS.

William H. Simpson, age 57, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MACAS.

Claude S. Abernethy, Jr., age 78, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of IJL Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor. Mr. Abernethy is also a director of Carolina Mills, Inc. and Wellco Enterprises, Inc.

Sam Chesnutt, age 68, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

Allison T. Clark, age 49, has served as a director of the Company since May 1997. Mr. Clark has been self-employed in the real estate development business since 1987.

George C. Prill, age 82, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, from November 1992 until 2001 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

Dennis A. Wicker, age 52, has served as a director of the Company since October 2004. Mr. Wicker is a member of the law firm Helms, Mullis & Wicker PLLC, which he joined in 2001 following eight years of service as Lieutenant Governor of the State of North Carolina. Mr. Wicker is a member of the boards of directors of Coca-Cola Bottling Co. Consolidated and First Bancorp.

The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors. Allison Clark and Walter Clark are brothers.

During the fiscal year ended March 31, 2004, each director received a director’s fee of $500 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof. Commencing with the current fiscal year, each outside director’s fee was increased to $1,000 per month while the attendance fee paid to non-employee directors remained at $500. Pursuant to the Company’s 1998 Omnibus Securities Award Plan (the “Plan”) each director who is not an employee of the Company received an option to purchase 1,000 shares of Common Stock at an exercise price of $6.375 per share (the closing bid price per share on the date of stockholder approval of the Plan.) The Plan provides for a similar option award to any director first elected to the board after the date the stockholders approved the Plan. Such options expire ten years after the date they were granted. During fiscal 2005 a new director, elected to the Board on October 14, 2004, was granted an option to purchase 1,000 shares at $28.77 per share.

The Board of Directors maintains a standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes, and audits of financial statements, of the Company. The Audit Committee consists of Messrs. Abernethy, Chesnutt and Wicker each of whom is not an employee of the Company and otherwise is considered to be an independent director under NASDAQ rules. The Board of Directors has determined that the Audit Committee does not include an “audit committee financial expert,” as that term is defined by the recently adopted regulations of the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002, and further that no other independent director qualifies as an “audit committee financial expert.” Under the SEC’s rules, an “audit committee financial expert” is required to have not only an understanding of generally accepted accounting principles and the function of the Audit Committee, along with experience in preparing or analyzing financial statements, but also the ability to assess the application of general accounting principles in connection with the accounting for estimates, accruals and reserves. The Board of Directors, on occasion, has requested input from its independent auditors to assist the Audit Committee and the Board in making judgments under generally accepted accounting principles. Given the significant requirements of the SEC’s definition of an “audit committee financial expert” and the demands and responsibilities placed on directors of a small public Company by applicable securities, corporate and other laws, the Board of Directors believes it is difficult to identify and attract an independent director to serve on the Board of Directors who qualifies as an “audit committee financial expert.”

To the Company’s knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2005 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, except that Mr. Allison Clark was late in filing two reports with respect to two sales of Common Stock in the aggregate amount of 3,222 shares, Mr. Simpson was late in filing a report with respect to his sale of 109 shares, Mr. Abernethy was late in filing a report with respect to his sale of 3,611 shares and Mr. Wicker was late in filing his initial report upon his election as a director and in filing a report with respect to the automatic grant pursuant to the 1998 Plan of an option to purchase 1,000 shares upon his election as a director. During the fiscal year ended March 31, 2005, the Company’s executive officers, directors and greater than ten-percent beneficial owners filed a total of 50 reports under Section 16(a).

Code of Ethics.

The Company has adopted a code of ethics applicable to its executive officers and other employees. A copy of the code of ethics is available on the Company’s internet website at http://www.airt.net. The Company intends to post waivers and wording of its code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on its Internet website.

Item 11.    Executive Compensation.

The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company’s Chief Executive Officer and to the four other executive officers on March 31, 2005 with total compensation of $100,000 or more.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal				All Other
Position	Year	Salary ($)(1)	Bonus ($)(2)	Compensation ($)(3)

Walter Clark	2005	175,599	-	4,345
Chief Executive Officer	2004	106,319	66,420	3,024
	2003	105,001	-	3,336

John J. Gioffre	2005	133,590	56,835	4,735
Vice President	2004	127,027	49,815	3,600
	2003	126,767	-	3,636

William H. Simpson	2005	206,021	75,780	4,900
Executive Vice President	2004	199,761	66,420	6,501
	2003	199,705	-	3,756

__________________________________________

(1)	Includes $6,000 in annual director fees in 2005, 2004. and 2003 and perquisites in aggregate amount no greater than ten percent of the officer’s base salary plus bonus.
(2)	Pursuant to their employment agreements, Messrs. Gioffre and Simpson are entitled to receive incentive compensation equal to one and one-half percent (1.5%) and two percent (2%), respectively, of the earnings before income taxes or extraordinary items reported each year by the Company in its Annual Report on Form 10-K. Mr. Clark has been awarded incentive compensation on the same terms as Mr. Simpson, but waived receipt of incentive compensation for fiscal 2005.
(3)    Company matching contributions under the AIRT, Inc. 401(k) retirement plan.

The following table sets forth information regarding options exercised by the executive officers during the fiscal year ended March 31, 2005. At March 31, 2005, the executive officers did not hold any unexercised options to purchase shares of Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

	Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Walter Clark	50,000	1,280,000	-	-	-	-

John J. Gioffre	-	-	-	-	-	-

William H. Simpson	9,000	88,740	-	-	-	-

(1)    Value realized is determined by multiplying the number of shares acquired upon exercise of the option by the difference of the closing price per share of the Common Stock on the date of exercise, as reported by the Nasdaq Small Cap Market, minus the exercise price per share and may not represent an actual cash amount received by the executive officer. The exercise price per share for the options was $3.19 and the closing price per share on the date of exercise was $28.79 for Mr. Clark and $13.05 for Mr. Simpson. As of the date of this report, Mr. Clark continues to hold the 50,000 shares acquired upon exercise of these options.

EMPLOYMENT AGREEMENTS

Effective January 1, 1996, the Company and each of its subsidiaries entered into employment agreements with John J. Gioffre and William H. Simpson, each of substantially similar form. Each of such employment agreements provides for an annual base salary $103,443 and $165,537 for Messrs. Gioffre and Simpson, respectively) which may be increased upon annual review by the Compensation Committee of the Company’s Board of Directors. In addition, each such agreement provides for the payment of annual incentive bonus compensation equal to a percentage (1.5% and 2.0% for Messrs. Gioffre and Simpson, respectively of the Company’s consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K. Payment of such bonus is to be made within 15 days after the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission. These employment agreements provide for limited perquisites, which consist of a $4,800 per year automobile allowance and participation in the Company’s general employee benefit plans.

The initial term of each such employment agreement expired on March 31, 1999, and the term is automatically extended for additional one-year terms unless either such executive officer or the Company’s Board of Directors gives notice to terminate automatic extensions, which must be given by December 1 of each year (commencing with December 1, 1996).

The agreements provide that upon the executive officer’s retirement, he shall be entitled to receive an annual benefit equal to $75,000, for Mr. Simpson, and $60,000, for Mr. Gioffre, reduced by three percent for each full year that the termination of their employment precedes the date he reaches age 65. The retirement benefits under such agreements may be paid at the executive officer’s election in the form of a single life annuity or a joint and survivor annuity or a life annuity with a ten-year period certain. In addition, such executive officer may elect to receive the entire retirement benefit in a lump sum payment equal to the present value of the benefit based on standard insurance annuity mortality tables and an interest rate equal to the 90-day average of the yield on ten-year U.S. Treasury Notes.

Retirement benefits shall be paid commencing on such executive officer’s 65th birthday, provided that such executive officer may elect to receive benefits on the later of his 62nd birthday, in which case benefits will be reduced as described above, or the date on which his employment terminates, provided that notice of his termination of employment is given at least one year prior to the termination of employment. Any retirement benefits due under the employment agreement shall be offset by any other retirement benefits that such executive officer receives under any plan maintained by the Company. In the event such executive officer becomes totally disabled prior to retirement, he will be entitled to receive retirement benefits calculated as described above.

In the event of such executive officer’s death before retirement, the agreement provides that the Company shall be required to pay an annual death benefit to such officer’s estate equal to the single life annuity benefit such executive officer would have received if he had terminated employment on the later of his 65th birthday or the date of his death, payable over ten years; provided that such amount would be reduced by five percent for each year such executive officer’s death occurs prior to age 65, but in no event more than 50 percent.

Each of the employment agreements provides that if the Company terminates such executive officer’s employment other than for “cause” (as defined in the agreement), such executive officer be entitled to receive a lump sum cash payment equal to the amount of base salary payable for the remaining term of the agreement (at the then current rate) plus one-half of the maximum incentive bonus compensation that would be payable if such executive officer continued employment through the date of the expiration of the agreement (assuming for such purposes that the amount of incentive bonus compensation would be the same in each of the years remaining under the agreement as was paid for the most recent year prior to termination of employment). Each of the agreements further provides that if any payment on termination of employment would not be deductible by the Company under Section 280G(b)(2) of the Internal Revenue Code, the amount of such payment would be reduced to the largest amount that would be fully deductible by the Company.

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

The above-mentioned cancellation of contractual retirement benefits reduced recorded liabilities by $715,000. The difference between the recorded liability and ultimate cash payment of $300,000 required the recording of a $305,000 reduction in actuarial losses, recorded in Other Comprehensive (Loss), a $90,000 reduction in intangible assets and a net $20,000 reduction in executive compensation charges included in the statement of operations. After accounting for the effect of income taxes, these transactions increased the Company’s reported net earnings from continuing operations by $12,000.

The Company also agreed to purchase from Mr. Bingham 118,480 shares of AirT common stock held by him (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price). The stock repurchase took place in three installments over a one-year period, starting January 12, 2004, and totaled approximately $536,000. The repurchase of Mr. Bingham’s stock was recorded in the period that the repurchase occurred as treasury stock transactions. All installment payments required to be made have been made.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of June 1, 2005 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership as of June 1, 2005	Percent Of Class
Common Stock, par value $.25 per share	Walter Clark(1) P.O. Box 488 Denver, North Carolina 28650	162,922(1)	6.1%

_____________________________

(1)	Includes 102,000 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor .

The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2005. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
Shares and Percent of Common Stock Beneficially Owned as of June 1, 2005
Name	Position with Company	No. of Shares	Percent
Walter Clark	Chairman of the Board of Directors and Chief Executive Officer	162,922(1)	6.1%
John J. Gioffre	Vice President-Finance, Chief Financial Officer, Secretary and Treasurer, Director	-	-
William H. Simpson	Executive Vice President, Director	-	-
Claude S. Abernethy, Jr.	Director	-	-
Sam Chesnutt	Director	-	-
Allison T. Clark	Director	-	-
George C. Prill	Director	1,000(2)	*
Dennis Wicker	Director	1,000(2)	*
All directors and executive officers as a group (8 persons)	N/A	164,922(3)	6.2%
__________________________________________

(1)	Includes 102,000 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor .
(2)	Includes 1,000 shares under options granted by the Company.
(3)	Includes an aggregate of 2,000 shares of Common Stock members of such group have the right to acquire within 60 days.

This table summarizes share and exercise price information about equity compensation plans as of March 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	2,000	$17.57	NONE
Equity compensation plans not approved by security holders	None	N/A	N/A

Item 13.    Certain Relationships and Related Transactions.

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer, David Clark, who passed away on April 18, 1997 are payable by the Company to his estate in the amount of $75,000 per year for 10 years. Walter Clark and Allison Clark are beneficiaries of the estate of David Clark, and Walter Clark is also a co-executor of the estate.

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. (“Airport Associates”), a corporation whose stock is owned by William H. Simpson, John J. Gioffre, the estate of David Clark three unaffiliated third parties and a former executive officer. On May 31, 2001, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the consumer price index. Upon the renewal, the monthly rental payment was increased from $8,073 to $9,155. The Company paid aggregate rental payments of $132,960 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2004. In May 2003 the Company leased additional office space from Airport Associates under terms similar to the above lease at a monthly rental payment of $2,100. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

Item 14. Principal Accountants and Accounting Fees

Fees billed to the Company by its current independent registered public accountant, Dixon Hughes PLLC, and prior independent registered public accountant, Deloitte & Touche LLP, were as follows:

Audit Fees. Fees for audit service totaled $258,012 in fiscal 2005 ($34,000 for Dixon Hughes and $224,012 for Deloitte & Touche) and $176,000 in fiscal 2004. Audit fees for 2005 and 2004 included fees associated with annual year-end audit and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees. Fees for audit-related services totaled $43,233 in 2005 ($4,000 for Dixon Hughes and $29,233 for Deloitte & Touche) and $35,903 in 2004. Audit-related fees in 2005 and 2004 included fees associated with the audit of the Company’s employee benefit plan and accounting consultations regarding various compliance requirements, including the Sarbanes-Oxley Act of 2002.

Tax Fees. Tax related fees totaled $72,928 in 2005 ($8,000 for Dixon Hughes and $64,928 for Deloitte & Touche) and $52,135 in 2004, and were primarily related to preparation of year-end tax returns and consulting and advisory matters. This amount included fees for tax consulting and advisory services totaled $20,413 in 2005 and $8,910 in 2004, and were related to tax consultation services associated with various state and international tax matters.

All Other Fees. The Company was not billed by Dixon Hughes or Deloitte & Touche for any other services during 2005 or 2004.

Consistent with SEC policies regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Company’s Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor.The policy is a part of the Audit Committee’s Charter. The independent auditor, management and the Audit Committee must meet on at least an annual basis to review the plans and scope of the audit and the proposed fees of the independent auditor.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

1.    Financial Statements

a. The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Reports of Independent Registered Public Accountants:
Report of Dixon Hughes PLLC
Report of Deloitte & Touche LLP
(ii)	Consolidated Balance Sheets as of March 31, 2005 and 2004.
(iii)	Consolidated Statements of Operations for each of the three years in the period ended March 31, 2005.
(iv)	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2005.
(v)	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2005.
(vi)	Notes to Consolidated Financial Statements.

2.    Financial Statement Schedules

No schedules are required to be submitted.

3.    Exhibits

No.    Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1	Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

10.2	Loan Agreement among Bank of America, N.A. the Company and its subsidiaries, dated May 23, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.3	Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10-Q/Q to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994

10.4	Adoption Agreement regarding the Company’s Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1993*

10.5	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000*.

10.6	Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995

10.7	Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report Form 10-K for the fiscal year ended March 31, 1996*

10.8	Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and John J. Gioffre, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report Form 10-K for the fiscal year ended March 31, 1996*

10.9	Omnibus Securities Award Plan, incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1998.*

10.10	Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on 10Q for the period ended September 30, 1998.

10.11	Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and Federal Express Corporation, incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on 10Q for the period ended December 31, 1998.

10.12	ISDA Schedule to Master Agreement between Bank of America, N.A. and the Company dated May 23, 2001, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001

10.13	Amendment No 1. to Loan Agreement among Bank of America, N.A., the Company and its subsidiaries, dated August 31, 2002, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002

10.14	Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 1, 1991, most recently amended May 28, 2001, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

10.15	Promissory note dated as of September 01, 2004 of the Company and its subsidiaries in favor of Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K dated October 25, 2004.

10.16	Amendment No 2. to Loan Agreement among Bank of America, N.A., the Company and its subsidiaries, dated August 31, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Deloitte & Touche LLP

       31.1  Certification of Walter Clark

31.2	Certification of John J. Gioffre

32.1	Section 1350 Certification
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

Date: June 10, 2005

By:     /s/ John J. Gioffre
John J. Gioffre, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 10, 2005

By:     /s/ Claude S. Abernethy
Claude S. Abernethy, Jr., Director

Date: June 10, 2005

By:     /s/ Allison T. Clark
Allison T. Clark, Director

Date: June 10, 2005

By:     /s/ Walter Clark
Walter Clark, Director

Date: June 10, 2005

By:     /s/ Sam Chesnutt
Sam Chesnutt, Director

Date: June 10, 2005

By:     /s/ John J. Gioffre
John J. Gioffre, Director

Date: June 10, 2005

By:     /s/ George C. Prill
George C. Prill, Director

Date: June 10, 2005

By:     /s/ William Simpson
William Simpson, Director

Date: June 10, 2005

By:     /s/ Dennis A. Wicker
Dennis Wicker, Director

Date: June 10, 2005

AIR T, INC.
EXHIBIT INDEX

Exhibit Number	Document
23.1	Consent of Dixon Hughes PLLC
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Walter Clark
31.2	Certification of John Gioffre
32.1	Section 1350 Certification