Form 10-Q
period 2005-06-30
AIR T INC
filed 2005-08-05
CIK 353184

     FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended	June 30, 2005
Commission File Number	0-11720

Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 488, Denver, North Carolina 28037
(Address of principal executive offices)

(704)-377-2109

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

2,671,293 Common Shares, par value of $.25 per share were outstanding as of July 18, 2005.

This filing contains 25 pages.

AIR T, INC. AND SUBSIDIARIES

 INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                           Page
Condensed Consolidated Statements of Operations
for the three-months ended
June 30, 2005 and 2004 (Unaudited)	3

Condensed Consolidated Balance Sheets at
June 30, 2005 (Unaudited)
and March 31, 2005 (Audited)	4

Condensed Consolidated Statements of Cash
Flows for the three-months
ended June 30, 2005 and 2004 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’
Equity and Other Comprehensive Income for the
three-months ended June 30, 2005 and 2004(Unaudited)	6

Notes to Condensed Consolidated Financial
Statements (Unaudited)	7-11

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results
of Operations	11-18

Item 3. Quantitative and Qualitative Disclosure
About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	23

Exhibit Index	22

Officers’ Certifications	23-25

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004
Operating Revenues:
Overnight air cargo	$11,228,153	$9,051,128
Ground equipment	5,988,148	6,035,705
	17,216,301	15,086,833

Operating Expenses:
Flight-air cargo	4,345,200	3,733,347
Maintenance-air cargo	5,273,977	3,562,771
Ground equipment	4,723,260	4,656,292
General and administrative	2,272,398	2,101,893
Depreciation and amortization	154,772	160,632
	16,769,607	14,214,935

Operating Income	446,694	871,898

Non-operating (Income) Expense:
Interest, net	25,226	21,396
Deferred retirement expense	5,250	5,250
Investment income and other	(33,220)	(23,213)
	(2,744)	3,433

Earnings From Operations Before Income Taxes	449,438	868,465

Income Tax Expense	171,368	335,189

Net Earnings	$278,070	$533,276

Basic and Diluted Net Earnings Per Share	$0.10	$0.20

Weighted Average Shares Outstanding:
Basic	2,671,293	2,686,827
Diluted	2,671,896	2,713,038

See notes to condensed consolidated financial statements.

 AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005		MARCH 31, 2005
ASSETS	(Unaudited	)	(Audited	)
Current Assets:
Cash and cash equivalents	$3,465,857		$3,497,659
Marketable securities	828,811		812,112
Accounts receivable, less allowance
for doubtful accounts of $275,281 at June
30, 2005 and $267,194 at March 31, 2005	6,009,110		7,392,700
Income taxes receivable	319,021		465,610
Notes and other non-trade receivables-current	102,694		116,288
Inventories, net	7,151,759		6,102,637
Deferred tax assets	568,870		568,870
Prepaid expenses and other	75,093		77,447
Total Current Assets	18,521,215		19,033,323

Property and Equipment	8,278,163		8,597,178
Less accumulated depreciation	(5,453,911)		(5,439,142)
Property and Equipment, net	2,824,252		3,158,036

Deferred Tax Assets	389,771		389,771
Other Assets	54,635		54,635
Cash surrender value of life insurance policies	1,188,000		1,163,000
Notes and other non-trade receivables-long term	286,721		310,160
Total Assets	$23,264,594		$24,108,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,952,663		$6,092,186
Accrued expenses	2,457,587		2,200,866
Current portion of long-term debt and obligations	167,054		191,256
Total Current Liabilities	7,577,304		8,484,308

Capital Lease Obligations (less current portion)	25,757		29,546
Long-term Debt (less current portion)	1,435,219		1,024,052
Deferred Retirement Obligations (less current portion)	1,490,987		1,485,466

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-		-
Common stock, par value $.25; authorized 4,000,000 shares;
2,671,293 shares issued and outstanding	667,823		667,823
Additional paid in capital	6,939,357		6,939,357
Retained earnings	5,063,542		5,453,105
Accumulated other comprehensive income, net	64,605		25,268
	12,735,327		13,085,553
Total Liabilities and Stockholders’ Equity	$23,264,594		$24,108,925

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$278,070	$533,276
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in accounts receivable and inventory reserves	2,187	(20,894)
Depreciation and amortization	154,772	160,632
Deferred tax benefit	-	(54,451)
Net periodic pension cost	19,999	39,999
Change in assets and liabilities which provided (used) cash
Accounts receivable	1,375,503	254,854
Notes receivable	37,033	25,114
Income taxes receivable	146,589	217,760
Inventories	(757,203)	(61,250)
Prepaid expenses and other	(13,304)	(17,614)
Accounts payable	(1,139,523)	459,682
Accrued expenses and other current liabilities	242,243	140,580
Total adjustments	68,296	1,144,412
Net cash provided by operating activities	346,366	1,677,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(107,007)	(40,309)
Net cash used in investing activities	(107,007)	(40,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan	(24,202)	975,000
Net borrowings on line of credit	420,674	430,174
Payment of cash dividend	(667,633)	(535,658)
Net cash (used in) provided by financing activities	(271,161)	869,516
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(31,802)	2,506,895
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,497,659	459,449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,465,857	$2,966,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38,353	$29,551
Income taxes	22,677	171,880

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
Increase (decrease) in fair value of marketable securities	$26,041	$(72,321)
Leased equipment transferred to inventory	(806,728)	(730,785)

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	other		Total
			PaidIn	Earnings	Comprehensive		Stockholders'
	Shares	Amount	Capital		Income (Loss	)	Equity

Balance, March 31, 2004	2,686,827	$671,706	$6,834,279	$4,127,484	$43,331		$11,676,800

Comprehensive Income:
Net earnings				533,276
Change in investment value					(72,321)
Change in fair value
of derivative					13,297
Total Comprehensive Income							474,252
Cash dividend
($0.20 per share)				(535,658)			(535,658)

Balance, June 30, 2004	2,686,827	$671,706	$6,834,279	$4,125,102	$(15,693)		$11,615,394

					Accumulated
	Common Stock		Additional	Retained	other		Total
			PaidIn	Earnings	Comprehensive		Stockholders'
	Shares	Amount	Capital		Income (Loss	)	Equity

Balance, March 31, 2005	2,671,293	$667,823	$6,939,357	$5,453,105	$25,268		$13,085,553

Comprehensive Income:
Net earnings				278,070
Change in investment value					26,041
Change in fair value
of derivative					13,296
Total Comprehensive Income							317,407
Cash dividend
($0.25 per share)				(667,633)			(667,633)

Balance, June 30, 2005	2,671,293	$667,823	$6,939,357	$5,063,542	$64,605		$12,735,327

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Financial Statement Presentation

    The Condensed Consolidated Balance Sheet as of June 30, 2005 and the Condensed Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income, for the three-months ended June 30, 2005 and 2004 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of June 30, 2005, and for prior periods presented, have been made.

    It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

2. Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2005 and March 31, 2005 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for continuing operations for the respective three-months ended June 30, 2005 and 2004 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

3. Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of June 30, 2005 and 2004, respectively, 1,000 and 5,000 outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	June 30,
	2005	2004

Net earnings	$278,070	$533,276

Basic and Diluted Net Earnings Per Share	$0.10	$0.20

Weighted Average Shares Outstanding:
Basic	2,671,293	2,686,827
Plus: Incremental shares from stock options	603	26,211
Diluted	2,671,896	2,713,038

4.    Inventories

Inventories consist of the following:

	June 30, 2005	March 31, 2005
Aircraft parts and supplies	$687,232	$767,936
Ground equipment manufacturing:
Raw materials	5,042,398	3,844,875
Work in process	938,071	1,305,891
Finished goods	936,021	625,298
Total inventory	7,603,722	6,544,000
Reserves	(451,963)	(441,363)

Total, net of reserves	$7,151,759	$6,102,637

5.    Recent Accounting Pronouncements

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

SFAS No. 123(R) must be adopted no later than the beginning of the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on April 1, 2006, using the modified prospective method allowed by the statement.

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

The Company’s ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity during the three-months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,
	2005	2004

Beginning balance	$198,000	$147,000
(Reductions) additions to reserve	(7,000)	45,000
Use of reserve	(14,000)	(41,000)
Ending balance	$177,000	$151,000

6.    Derivative Financial Instruments

As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value.

The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time.
On October 30, 2003, the Company terminated an interest rate swap with a notional amount of $2,400,000, entered into in May 2001, for $97,500, the fair-market-value termination fee as of that date. The $9,000 balance included in accumulated other comprehensive income as of June 30, 2005 will be ratably amortized into interest expense over the remaining original term of the Company’s credit line.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2005 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at June 30, 2005, annual interest expense would have increased by approximately $6,600.

7.    Financing Arrangements

In August 2004, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2006. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limits were amended to $3,500,000 from September 1, 2004 to December 31, 2004 and $7,000,000 from January 1, 2005 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of June 30, 2005, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2005, $6,340,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at June 30, 2005 was 3.34%. At June 30, 2005 and March 31, 2005, the amounts outstanding against the line were $657,000 and $239,000, respectively.

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

8.    Segment Information

The Company operates three subsidiaries in two business segments, overnight air cargo and ground equipment. Each business segment has separate management teams and infrastructures that offer different products and services. The overnight air cargo segment encompasses services provided primarily to one customer, Federal Express Corporation, and the ground equipment segment encompasses the operations of Global Ground Support, LLC (“Global”).

The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three months ended June 30,
	2005	2004

Operating Revenues
Overnight Air Cargo:
Domestic	$8,808,826	$7,584,869
International	2,419,327	1,466,259
Total Overnight Air Cargo	11,228,153	9,051,128
Ground Equipment	5,988,148	6,035,705
Total	$17,216,301	$15,086,833

Operating Income (Loss)
Overnight Air Cargo	$630,415	$782,206
Ground Equipment	405,337	635,468
Corporate (1)	(589,058)	(545,776)
Total	$446,694	$871,898

Depreciation and Amortization
Overnight Air Cargo	$103,697	$116,131
Ground Equipment	34,496	30,331
Corporate	16,579	14,170
Total	$154,772	$160,632

Capital Expenditures, net
Overnight Air Cargo	$63,629	$15,257
Ground Equipment	10,219	4,232
Corporate	33,159	20,820
Total	$107,007	$40,309

	As of
	June 30, 2005	March 31, 2005
Identifiable Assets
Overnight Air Cargo	$6,291,127	$7,312,183
Ground Equipment	10,899,143	10,180,943
Corporate	6,074,324	6,615,799

Total	$23,264,594	$24,108,925

(1) Includes income from inter-segment transactions.

9.    Commitments and Contingencies

Global and one of its former employees were named as defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al., Case No. 1:02CV00388.  The plaintiffs claimed to have developed a novel method of aircraft de/ant-icing, and alleged that the system was the subject of trade secrets and a patent.  The plaintiffs alleged that Global and its former employee misappropriated the trade secrets, breached a confidentiality agreement, and infringed the patent.  Global asserted counterclaims against the plaintiffs alleging defamation. In May 2004, Global moved for summary judgment on all claims against it and its former employee, and the plaintiffs moved for summary judgment on the patent infringement claim. On December 14, 2004, the Court granted Global's summary judgment motion as to the patent infringement claim and denied the plaintiffs' summary judgment motions entirely. In May 2005, a jury trial was held with respect to the plaintiffs' remaining claims and Global's counterclaims. On May 31, 2005, the jury returned a verdict for Global and its former employee with respect to all of the plaintiffs' claims submitted for trial and for the plaintiffs with respect to the Global's counterclaims. The plaintiffs have appealed the jury's verdict and the court's summary judgment rulings.  Global intends to continue to vigorously defend this matter.

On February 28, 2005, a 135-foot fixed-stand deicing boom sold in 2003 by Global to the Philadelphia, Pennsylvania airport and maintained by Global collapsed on an Airbus 330 aircraft operated by US Airways. Immediately following this incident, all 12 of the fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global. No legal proceedings have yet been commenced against Global regarding this incident.

    In late June 2005, after Global’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. The agreement establishes time schedules for the completion of repairs to the booms, with the booms to be returned to service during the Company’s second and third quarters. Under this agreement, Global agreed to effect these repairs at its expense and has reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005. The written document memorializing this agreement has been signed by Global, and Global has been advised by the City of Philadelphia that procedures for its signature are pending.

    In the quarter ended June 30, 2005, Global incurred approximately $123,000 in connection with its efforts to have the booms returned to service, which amount is included in Global's operating expense for the period ended June 30, 2005. In addition, as a result of Global’s commercial undertaking to repair these 11 booms, it has established a liability for the estimated cost to do so. Due to its uncertain nature, management’s estimate of the cost to effect these repairs, which are unique to these products, covers a range of possible amounts, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, Global recorded a liability at June 30, 2005, for $250,000, which is the low end of management’s estimated range of $250,000 to $450,000 to effect these repairs. Accordingly, Global recorded an expense for this $250,000 amount which is also included in Global’s operating expense for the period ended June 30, 2005.

On August 4, 2005, Global commenced litigation in the Court of Common Pleas, Philadelphia County, Pennsylvania against Glazer Enterprises, Inc. t/a Elliott Equipment Company, Global’s subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover costs incurred in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005. The Company cannot provide assurance that it will be able to recover its repair expenses, or otherwise be successful, in this action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, accounted for 65.2% and 60.0% of revenue for the three months ended June 30, 2005 and 2004, respectively. The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 34.8% and 40.0% of revenues for the three months ended June 30, 2005 and 2004, respectively.

MAC and CSA provide short-haul express air freight services primarily to one customer, Federal Express Corporation (the Customer). Under the terms of its Customer’s dry-lease service agreements which currently cover approximately 98% of the revenue aircraft operated, the Company charges an administrative fee and passes through to its customer certain other cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

Separate agreements cover the four types of aircraft operated by MAC and CSA for their customer—Cessna Caravan, ATR-42/72, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42/72 and Fokker F-27 aircraft (a total of 92 aircraft at June 30, 2005) are owned by and dry-leased from the Customer, and the Short Brothers SD3-30 aircraft (two aircraft at June 30, 2005) are owned by the Company.

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

MAC and CSA’s revenues contributed approximately $11,228,000 and $9,051,000 to the Company’s revenues for the three-month periods ended June 30, 2005 and 2004, respectively, a current year increase of approximately 24%. The increase in revenues was related to higher operating cost for flight and maintenance services, in part due to placement of ATR aircraft into revenue service, and acquisition of aircraft parts which was primarily associated with the transition to ATR aircraft. The majority of the current period’s revenues increase was comprised of direct operating costs, passed through to the Customer without markup.

Global, which provides the remainder of the Company’s revenue, manufactures, services and supports aviation ground support and specialized military and industrial equipment on a worldwide basis. Global’s revenue contributed approximately $5,988,000 and $6,036,000 to the Company’s revenues for the three-month periods ended June 30, 2005 and
2004, respectively. The 0.8% decrease in revenues was primarily related to the mix of customer orders during the respective periods.

On February 28, 2005, a 135-foot fixed-stand deicing boom sold in 2003 by Global to the Philadelphia, Pennsylvania airport and maintained by Global collapsed on an Airbus 330 aircraft operated by US Airways. Immediately following this incident, all 12 of the fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global. No legal proceedings have yet been commenced against Global regarding this incident.

In late June 2005, after Global’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. The agreement establishes time schedules for the completion of repairs to the booms, with the booms to be returned to service during the Company’s second and third fiscal quarters. Under this agreement, Global agreed to effect these repairs at its expense and has reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005. The written document memorializing this agreement has been signed by Global, and Global has been advised by the City of Philadelphia that procedures for its signature are pending.

In the quarter ended June 30, 2005, Global incurred approximately $123,000 in connection with its efforts to have the booms returned to service, which amount is included in Global's operating expense for the period ended June 30, 2005. In addition, as a result of Global’s commercial undertaking to repair these 11 booms, it has established a liability for the estimated cost to do so. Due to its uncertain nature, management’s estimate of the cost to effect these repairs, which are unique to these products, covers a range of reasonable amounts, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, Global recorded a liability at June 30, 2005, for $250,000, which is the low end of management’s estimated range of $250,000 to $450,000 to effect these repairs. As a result, Global recorded an expense for this $250,000 amount which is also included in Global’s operating expense for the period ended June 30, 2005. Accordingly, Global recorded a total expense of $373,000 in the period ended June 30, 2005 in connection with these repair activities.

On August 4, 2005, Global commenced litigation against its subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover costs incurred in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005. The Company cannot provide assurance that it will be able to recover its repair expenses, or otherwise be successful, in this action.

The Company’s current forecast for fiscal 2006 assumes that, due to higher fuel cost and the continuation of operating losses in the commercial passenger airlines over the past several years, the commercial aviation industry will grow at a rate that is substantially less than the rest of the economy.

Increased military and Homeland Security budgets, pending funding approvals, may help offset the expected lower than normal order levels from Global’s commercial airline customers. Company management currently anticipates that its air cargo customer will continue its aircraft fleet modernization program throughout fiscal 2006, however, future terrorist attacks, competition or inflation may cause delays or termination of certain projects. Given uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment.

Based on the current general economic and industry outlook and cost cutting measures implemented over the past two fiscal years, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital equirements throughout fiscal 2006. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets, although there is no assurance these additional funds will be sufficient.

Outlook

Actual results for fiscal 2006 will depend upon a number of factors beyond the Company’s control, including, in part, the actual costs incurred to effect the repair of booms at the Philadelphia airport and any related expenses, which may exceed both the $250,000 provision recorded in the period ended June 30, 2005 and the $450,000 high end of the range of these expenses estimated by management, and any recoveries of these expenses from third parties, including Global’s subcontractor. Actual results will also depend on future significant increases in rate of inflation, including fuel prices, the timing, speed and magnitude of the economic recovery, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and weather patterns.

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

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $275,000 and $267,000, respectively, as of June 30, 2005 and March 31, 2005, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a business segment discontinued in 2003. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $452,000 and $441,000, respectively, as of June 30, 2005 and March 31, 2005, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

The Company warranties its ground equipment products for up to a three-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warrant reserve activity during three-months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,
	2005	2004

Beginning balance	$198,000	$147,000
(Reductions) additions to reserve	(7,000)	45,000
Use of reserve	(14,000)	(41,000)
Ending balance	$177,000	$151,000

Deferred Taxes. Deferred tax assets and liabilities, net of valuation allowance in the amount of $85,000, as of June 30, 2005 and March 31, 2005 reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.5% discount rate. Long-term deferred retirement benefit obligations amounted to $1,490,000 and $1,485,000, respectively, as of June 30, 2005 and March 31, 2005. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from overhaul contracts on customer owned parts, certain labor service contracts and long term fixed price manufacturing projects are recognized on the percentage-of-completion method. Billings in excess of cost and estimated earnings on uncompleted contracts under percentage of completion amounted to $0 as of June 30, 2005 and March 31, 2005.

Valuation of Long-Lived Assets. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets to the business segment the Company discontinued in 2003 and has reflected any remaining long-lived assets associated with the discontinued operation at zero fair market value at June 30, 2005.

Seasonality

Global’s business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global’s revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF), and in June 2003 Global was awarded a three-year extension on the contract. The Company believes the USAF contract contributed to management’s plan to reduce seasonal fluctuation in revenues during the quarter ended June 30, 2005. The remainder of the Company’s business is not materially seasonal.

Results of Operations

Consolidated revenue increased $2,129,000 (14.1%) to $17,216,000 for the three-month period ended June 30, 2005 compared to its equivalent 2004 period. The increase in revenues primarily resulted from an increase in air cargo revenues related to direct operating costs, passed through to the Company’s Customer at cost, as detailed above in Overview.

Operating expenses increased $2,555,000 (18.0%) to $16,770,000 for the three-month period ended June 30, 2005 compared to its equivalent 2004 period. The net increase in operating expenses consisted of the following: cost of flight operations increased $612,000 (16.4%) primarily as a result of increased costs associated with fuel, landing fees, pilot staffing and pilot travel, due to higher oil prices and Customer flight schedule changes; maintenance expense increased $1,711,000 (48.0%) primarily as a result of increases in the volume of aircraft parts purchased for ATR aircraft and cost of outside maintenance, maintenance personnel, cost of travel and contract services, related to customer fleet modernization; ground equipment operating expenses increased $67,000 (1.4%), as a result of the $250,000 product repair provision and $123,000 product repair expenses for Global, as discussed in Overview above, partly offset by decreased cost of parts and supplies and contract services related to the mix of customer orders; depreciation and amortization decreased $6,000 (3.7%) as a result of certain capital assets becoming fully depreciated; and general and administrative expense increased $171,000 (8.1%) primarily as a result of increased staff expense, professional fees, in part, incurred with respect to efforts to restore the Philadelphia deicing equipment to service, as described above, and utilities.

The current period’s decreased operating income ($425,000) (48.8%) resulted primarily from cost incurred and accrued in relation to repair of fixed-stand deicing equipment sold by the ground equipment subsidiary, see Overview above, and increased operating cost associated with the air cargo segment, partly offset by a higher profit margin production mix in the ground equipment sector.

Non-operating expense, net decreased $6,000 as a result an increase of earnings on marketable securities, partly offset by an increase in interest expense due to higher levels of borrowing in the three-month period ended June 30, 2005.

Pretax earnings decreased $419,000 for the three-month period ended June 30, 2005 compared to 2004, principally due to the above stated ground equipment segment’s product repair cost and increases in current period operating costs related to the air cargo segment.

The provision for income taxes for the three-month period ended June 30, 2005 decreased $164,000 compared to the 2004 period, primarily due to decreased current period pretax earnings.

Liquidity and Capital Resources

As of June 30, 2005 the Company's working capital amounted to $10,944,000, an increase of $395,000 compared to March 31, 2005. The net increase primarily resulted from an increase in inventories and decrease in accounts payable, partially offset by a decrease in accounts receivable.

In August 2004, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2006. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limits were amended to $3,500,000 from September 1, 2004 to December 31, 2004 and $7,000,000 from January 1, 2005 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of June 30, 2005, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2005, $6,340,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at June 30, 2005 was 3.34%. At June 30, 2005 and March 31, 2005, the amounts outstanding against the line were $657,000 and $239,000, respectively.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.

The Company assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of March 31, 2005 was included under the heading “Contractual Obligations” on page 14 of the Company’s 2005 Annual report on Form 10-K filed with the SEC on June 17, 2005. There were no significant changes from the table referenced above during the quarter ended June 30, 2005.

The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

The respective three-month periods ended June 30, 2005 and 2004 resulted in the following changes in cash flow: operating activities provided $346,000 and $1,678,000 in 2005 and 2004, respectively, investing activities used $107,000 and $40,000 in 2005 and 2004, respectively, and financing activities used $271,000 in 2005 and provided $870,000 in 2004. Net cash decreased $32,000 and increased $2,507,000 during the three months ended June 30, 2005 and 2004, respectively.

Cash provided by operating activities was $1,331,000 less for the three-months ended June 30, 2005 compared to the similar 2004 period, principally due to decreased accounts payable and increased inventory, partly offset by decreased accounts receivables in the current period.

     Cash used in investing activities for the three-months ended June 30, 2005 was approximately $67,000 more than the comparable period in 2004 due to increased current period capital expenditures.

Cash used in financing activities was $1,141,000 more in the 2005 three-month period than in the corresponding 2004 period due to prior period aircraft financing and an increase in the current period cash dividend.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $0.25 per share cash dividend in June 2005.

Derivative Financial Instruments

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

On October 30, 2003, the Company terminated an interest rate swap with a notional amount of $2,400,000, entered into in May 2001, for $97,500, the fair-market-value termination fee as of that date. The $9,000 balance included in accumulated other comprehensive income as of June 30, 2005 will be ratably amortized into interest expense over the remaining original term of the Company’s credit line.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2005 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at June 30, 2005, annual interest expense would have increased by approximately $6,600.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of June 30, 2005, $64,000 has been reflected as a current liability and $90,000 has been reflected as a long-term liability associated with this death benefit.

Impact of Inflation

If interest rates continue to rise, the Company believes the impact of inflation and changing prices on its revenues and net earnings could have a material effect on its manufacturing operations if the Company cannot increase prices to pass the additional costs on to its customers. Although the Company’s air cargo business can pass through the major cost components of its operations, without markup, under its current contract terms, higher rates of inflation could affect our customer’s current business plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that management will be timely alerted to material information required to be included in the Company’s periodic reports filed with the Commission.

There were no changes in the Company’s internal control over financial reporting during or subsequent to the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Global and one of its former employees were named as defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al., Case No. 1:02CV00388.  The plaintiffs claimed to have developed a novel method of aircraft de/ant-icing, and alleged that the system was the subject of trade secrets and a patent.  The plaintiffs alleged that Global and its former employee misappropriated the trade secrets, breached a confidentiality agreement, and infringed the patent.  Global asserted counterclaims against the plaintiffs alleging defamation. In May 2004, Global moved for summary judgment on all claims against it and its former employee, and the plaintiffs moved for summary judgment on the patent infringement claim. On December 14, 2004, the Court granted Global's summary judgment motion as to the patent infringement claim and denied the plaintiffs' summary judgment motions entirely. In May 2005, a jury trial was held with respect to the plaintiffs' remaining claims and Global's counterclaims. On May 31, 2005, the jury returned a verdict for Global and its former employee with respect to all of the plaintiffs' claims submitted for trial and for the plaintiffs with respect to the Global's counterclaims. The plaintiffs have appealed the jury's verdict and the court's summary judgment rulings.  Global intends to continue to vigorously defend this matter.

On February 28, 2005, a 135-foot fixed-stand deicing boom sold in 2003 by Global to the Philadelphia, Pennsylvania airport and maintained by Global collapsed on an Airbus 330 aircraft operated by US Airways. Immediately following this incident, all 12 of the fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global. No legal proceedings have yet been commenced against Global regarding this incident.

In late June 2005, after Global’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. The agreement establishes time schedules for the completion of repairs to the booms, with the booms to be returned to service during the Company’s second and third fiscal quarters. Under this agreement, Global agreed to effect these repairs at its expense and has reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005. The written document memorializing this agreement has been signed by Global, and Global has been advised by the City of Philadelphia that procedures for its signature are pending.

On August 4, 2005, Global commenced litigation in the Court of Common Pleas, Philadelphia County, Pennsylvania against Glazer Enterprises, Inc. t/a Elliott Equipment Company, Global’s subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover costs incurred in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005. The Company cannot provide assurance that it will be able to recover its repair expenses, or otherwise be successful, in this action.

The Company is currently involved in certain personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

Item 6. Exhibits

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

Date: August 5, 2005

By:     /s/ John J. Gioffre
John J. Gioffre, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2005

AIR T, INC.
EXHIBIT INDEX

Exhibit Number	Document

31.1	Certification of Walter Clark
31.2	Certification of John Gioffre
32.1	Section 1350 certification

