Form 10-Q
period 2005-09-30
AIR T INC
filed 2005-11-08
CIK 353184

                                FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended	September 30, 2005
Commission File Number	0-11720

Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes X      No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes      No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 Yes      No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,671,293 Common Shares, par value of $.25 per share were outstanding as of October 21, 2005.

This filing contains 29 pages.

AIR T, INC. AND SUBSIDIARIES

 INDEX
                     Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the six-months ended
September 30, 2005 and 2004 (Unaudited)	3

Condensed Consolidated Balance Sheets at
September 30, 2005 (Unaudited)
and March 31, 2005	4

Condensed Consolidated Statements of Cash
Flows for the six-months
ended September 30, 2005 and 2004 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’
Equity and Other Comprehensive Income for the
six-months ended September 30, 2005 and 2004(Unaudited)	6

Notes to Condensed Consolidated Financial
Statements (Unaudited)	7-12

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results
of Operations	12-18

Item 3. Quantitative and Qualitative Disclosure
About Market Risk	18

2

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues:
Overnight air cargo	$10,691,256	$9,552,478	$21,919,409	$18,603,606
Ground equipment	7,444,609	6,813,166	13,432,757	12,848,871
	18,135,865	16,365,644	35,352,166	31,452,477

Operating Expenses:
Flight-air cargo	4,610,615	4,206,951	8,955,815	7,940,298
Maintenance-air cargo	4,183,880	3,779,125	9,457,857	7,341,896
Ground equipment	6,423,668	5,322,068	11,146,928	9,978,360
General and administrative	2,285,878	2,007,545	4,558,276	4,109,438
Depreciation and amortization	166,879	139,081	321,651	299,713
	17,670,920	15,454,770	34,440,527	29,669,705

Operating Income	464,945	910,874	911,639	1,782,772

Non-operating (Income) Expense:
Interest, net	34,589	30,252	59,815	51,648
Deferred retirement expense	5,250	5,250	10,500	10,500
Investment income and other	(34,955)	(29,456)	(68,175)	(52,669)
	4,884	6,046	2,140	9,479

Earnings Before Income Taxes	460,061	904,828	909,499	1,773,293

Income Tax Expense	196,273	366,538	367,641	701,727

Net Earnings	$263,788	$538,290	$541,858	$1,071,566

Basic and Diluted Net Earnings Per Share	$0.10	$0.20	$0.20	$0.40

Weighted Average Shares Outstanding:
Basic	2,671,293	2,657,334	2,671,293	2,672,081
Diluted	2,671,770	2,693,009	2,671,833	2,703,023

See notes to condensed consolidated financial statements.

3

 AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005		MARCH 31, 2005
ASSETS	(Unaudited	)	(Note	)
Current Assets:
Cash and cash equivalents	$2,175,070		$3,497,659
Marketable securities	813,690		812,112
Accounts receivable, less allowance
for doubtful accounts of $275,153 at September
30, 2005 and $267,194 at March 31, 2005	8,260,085		7,392,700
Income taxes receivable	122,673		465,610
Notes and other non-trade receivables-current	98,246		116,288
Inventories, net	8,325,978		6,102,637
Deferred tax assets	567,087		568,870
Prepaid expenses and other	794,465		77,447
Total Current Assets	21,157,294		19,033,323

Property and Equipment	8,365,061		8,597,178
Less accumulated depreciation	(5,586,628)		(5,439,142)
Property and Equipment, net	2,778,433		3,158,036

Deferred Tax Assets	425,055		389,771
Other Assets	47,504		54,635
Cash Surrender Value of Life Insurance Policies	1,213,000		1,163,000
Notes and Other Non-Trade Receivables-Long Term	263,839		310,160
Total Assets	$25,885,125		$24,108,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,190,804		$6,092,186
Accrued expenses	2,046,258		2,200,866
Current portion of long-term debt and obligations	179,135		191,256
Total Current Liabilities	8,416,197		8,484,308

Capital Lease Obligations (less current portion)	23,814		29,546
Long-Term Debt (less current portion)	2,959,748		1,024,052
Deferred Retirement Obligations (less current portion)	1,492,508		1,485,466

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-		-
Common stock, par value $.25; authorized 4,000,000 shares;
2,671,293 shares issued and outstanding	667,823		667,823
Additional paid in capital	6,939,357		6,939,357
Retained earnings	5,327,330		5,453,105
Accumulated other comprehensive income, net	58,348		25,268
	12,992,858		13,085,553
Total Liabilities and Stockholders’ Equity	$25,885,125		$24,108,925

Note: The balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements included in the Company's Annual Report, Form 10-K for the fiscal year ended March 31, 2005.

See notes to condensed consolidated financial statements.

4

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$541,858	$1,071,566
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
Change in accounts receivable and inventory reserves	(141,026)	(1,096)
Depreciation and amortization	321,651	299,713
Deferred tax provision	(33,501)	(15,705)
Net periodic pension cost	35,998	82,998
Change in assets and liabilities which provided (used) cash
Accounts receivable	(875,344)	(1,472,107)
Notes receivable	64,363	77,822
Income taxes receivable	342,937	39,173
Inventories	(1,822,499)	31,554
Prepaid expenses and other	(750,545)	(19,256)
Accounts payable	98,618	921,385
Accrued expenses and other current liabilities	(183,564)	(194,690)
Total adjustments	(2,942,912)	(250,209)
Net cash (used in) provided by operating activities	(2,401,054)	821,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(193,905)	(213,282)
Cash proceeds from sale of fixed assets	-	55,000
Net cash used in investing activities	(193,905)	(158,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan	-	975,000
Repayment of term loan	(49,369)	(38,125)
Net borrowings on line of credit	1,989,372	586,915
Payment of cash dividend	(667,633)	(535,658)
Proceeds from exercise of stock options	-	41,460
Repurchase of common stock	-	(179,424)
Net cash provided by financing activities	1,272,370	850,168
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,322,589)	1,513,243
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,497,659	459,449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,175,070	$1,972,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$84,942	$72,603
Income taxes	54,924	678,258

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
Increase (decrease) in fair value of marketable securities, net of tax	$10,920	$(38,701)
Leased equipment transferred to inventory	(355,463)	(37,691)

See notes to condensed consolidated financial statements.

5

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other		Total
			Paid-In	Earnings	Comprehensive		Stockholders'
	Shares	Amount	Capital		Income (Loss	)	Equity

Balance, March 31, 2004	2,686,827	$671,706	$6,834,279	$4,127,484	$43,331		$11,676,800

Comprehensive Income:
Net earnings				1,071,566
Change in investment value,
net of tax					(38,701)
Change in fair value
of derivative					26,592
Total Comprehensive Income							1,059,457
Repurchase and retirement
of common stock	(39,493)	(9,873)	(32,526)	(137,025)			(179,424)
Exercise of stock options	11,000	2,750	38,710				41,460
Cash dividend
($0.20 per share)				(535,658)			(535,658)

Balance, September 30, 2004	2,658,334	$664,583	$6,840,463	$4,526,367	$31,222		$12,062,635

Accumulated
Common Stock			Additional	Retained	Other		Total
Paid-In				Earnings	Comprehensive		Stockholders'
Shares		Amount	Capital		Income		Equity

Balance, March 31, 2005	2,671,293	$667,823	$6,939,357	$5,453,105	$25,268		$13,085,553

Comprehensive Income:
Net earnings				541,858
Change in investment value,
net of tax					10,920
Change in fair value
of derivative					22,160
Total Comprehensive Income							574,938
-
-
Cash dividend
($0.25 per share)				(667,633)			(667,633)

Balance, September 30, 2005	2,671,293	$667,823	$6,939,357	$5,327,330	$58,348		$12,992,858

See notes to condensed consolidated financial statements.

6

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Financial Statement Presentation

The Condensed Consolidated Balance Sheet as of September 30, 2005 and the Condensed Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income, for the periods ended September 30, 2005 and 2004 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of September 30, 2005, and for the periods presented, have been made.

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

2. Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2005 and March 31, 2005 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for operations for the respective three and six-months ended September 30, 2005 and 2004 differs from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent tax differences. The effective income tax rates for the six and three-month periods ended September 30, 2005 and 2004 were 40.4% and 42.7%, and 39.6% and 40.5%, respectively.

3. Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under the Company’s stock option plans were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of September 30, 2005 and 2004, respectively, 16,000 and 1,000 outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings	$263,788	$538,290	$541,858	$1,071,566

Basic and Diluted Net Earnings Per Share	$0.10	$0.20	$0.20	$0.40

Weighted Average Shares Outstanding:
Basic	2,671,293	2,657,334	2,671,293	2,672,081
Plus: Incremental shares from stock options	477	35,675	540	30,942
Diluted	2,671,770	2,693,009	2,671,833	2,703,023

4.    Inventories

Inventories consist of the following:

	September 30,2005	March 31, 2005
Aircraft parts and supplies	$663,766	$767,936
Ground equipment manufacturing:
Raw materials	5,892,079	3,844,875
Work in process	1,417,393	1,305,891
Finished goods	805,867	625,298
Total inventory	8,779,105	6,544,000
Reserves	(453,127)	(441,363)

Total, net of reserves	$8,325,978	$6,102,637

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

6.	Warranty Reserve

The Company’s ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity during the three and six-months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Beginning balance	$177,000	$151,000	$198,000	$147,000
Additions to reserve	62,000	20,000	55,000	65,000
Use of reserve	(29,000)	(15,000)	(43,000)	(56,000)
Ending balance	$210,000	$156,000	$210,000	$156,000

7.    Derivative Financial Instruments

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
On October 30, 2003, the Company terminated an interest rate swap with a notional amount of $2,400,000, entered into in May 2001, for $97,500. The fair-market-value termination fee was ratably amortized into interest expense through the, then current, bank credit line termination date of August 31, 2005.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of September 30, 2005 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at September 30, 2005, annual interest expense would have increased by approximately $22,000.

8.	Financing Arrangements

In August 2005, the Company amended the terms of its $7,000,000 secured long-term revolving credit line and extended its expiration date to August 31, 2007. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of September 30, 2005, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2005, $4,777,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at September 30, 2005 was 3.86%. At September 30, 2005 and March 31, 2005, the amounts outstanding against the line were $2,223,000 and $239,000, respectively.

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

9.	Segment Information

The Company operates three subsidiaries in two business segments, overnight air cargo and ground equipment. Each business segment has separate management teams and infrastructures that offer different products and services. The overnight air cargo segment encompasses services provided primarily to one customer, Federal Express Corporation (“the Customer”), and the ground equipment segment encompasses the operations of Global Ground Support, LLC (“Global”).

The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Operating Revenues
Overnight Air Cargo:
Domestic	$8,271,929	$7,653,219	$17,261,066	$14,567,979
International	2,419,327	1,899,259	4,658,343	4,035,627
Total Overnight Air Cargo	10,691,256	9,552,478	$21,919,409	$18,603,606
Ground Equipment	7,444,609	6,813,166	13,432,757	12,848,871
Total	$18,135,865	$16,365,644	$35,352,166	$31,452,477

Operating Income (Loss)
Overnight Air Cargo	$869,655	$498,486	$1,500,070	$1,280,692
Ground Equipment	91,486	726,503	496,823	1,361,971
Corporate (1)	(496,196)	(314,115)	(1,085,254)	(859,891)
Total	$464,945	$910,874	$911,639	$1,782,772

Depreciation and Amortization
Overnight Air Cargo	$119,701	$94,581	$223,398	210,712
Ground Equipment	33,054	30,813	67,550	61,144
Corporate	14,124	13,687	30,703	27,857
Total	$166,879	$139,081	$321,651	$299,713

Capital Expenditures, net
Overnight Air Cargo	$81,891	$23,534	$145,520	$124,425
Ground Equipment	2,670	11,131	12,889	4,232
Corporate	2,337	22,548	35,496	84,625
Total	$86,898	$57,213	$193,905	$213,282

	As of
	September 30, 2005	March 31, 2005
Identifiable Assets
Overnight Air Cargo	$6,684,770	$7,312,183
Ground Equipment	15,207,526	10,180,943
Corporate	3,992,829	6,615,799

Total	$25,885,125	$24,108,925

(1) Includes income from inter-segment transactions.

10.    Commitments and Contingencies

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

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global to the Philadelphia, Pennsylvania airport and maintained by Global collapsed on an Airbus 330 aircraft operated by US Airways. Immediately following this incident, the remaining eleven fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global. No legal proceedings have been commenced against Global regarding this incident.

In late June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia (“the City”) to effect specific repairs to the remaining 11 booms. The agreement establishes time schedules for the completion of repairs to the booms, with the booms to be returned to service during the Company’s second and third quarters. Under this agreement, Global agreed to effect these repairs at its expense and has reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

On October 14, 2005, Global completed the repair, installation and recertification of ten of the deicing booms. Repair had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier. Further repair work on that boom is being undertaken at the carrier’s expense.

During the six-month period ended September 30, 2005, Global incurred approximately $788,000 in connection with its efforts to have the booms returned to service, which amount is included in Global's operating expense for the period ended September 30, 2005. As a result of Global’s commercial undertaking to repair these 11 booms, at June 30, 2005 it established a liability for the estimated cost to do so. Due to its uncertain nature, management’s estimate of the cost to effect these repairs, which are unique to these products, covered a range of possible amounts, as of June 30, 2005 the Company believed that no single amount in the range was a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, Global recorded a liability at June 30, 2005, for $250,000, which was the low end of management’s estimated range of $250,000 to $450,000 to effect these repairs. Air T estimates that the total cost to repair and recertify all 11 booms to be $788,000, which includes the $123,000 in costs incurred in the June quarter and the $250,000 provision recorded in that quarter, as the scope of repair work significantly exceeded initial estimates due to the unique nature of the product being repaired. This amount includes $583,000 in direct costs to outside vendors incurred in the repair of the booms, and $42,000 in outside indirect expenses incurred in investigating the reasons for failure, design modifications and contracts to place the booms back in service. In addition, Global incurred approximately $163,000 of internal costs related to boom repair and recertification. The $415,000 in expenses in excess of the $250,000 liability and $123,000 in expenses recorded in the June 20, 2005 quarter have been recorded in the quarter ended September 30, 2005 as operating expenses of the ground equipment segment. The $415,000 in expense incurred in the quarter ended September 30, 2005, net of taxes, reduced net earnings and earnings per share, respectively, by $238,000 and $0.09 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, accounted for 62.0% and 59.0% of revenue for the six and three months ended September 30, 2005, respectively. The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 38.0% and 41.0% of revenues for the six and three months ended September 30, 2005, respectively.

MAC and CSA provide short-haul express air freight services primarily to one customer, Federal Express Corporation (“the Customer”). Under the terms of its Customer’s dry-lease service agreements which currently cover approximately 99% of the revenue aircraft operated, the Company charges an administrative fee and passes through to its Customer certain other cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the Customer as cargo and maintenance revenue, at cost.

Separate agreements cover the four types of aircraft operated by MAC and CSA for their Customer—Cessna Caravan, ATR-42/72, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42/72 and Fokker F-27 aircraft (a total of 94 aircraft at September 30, 2005) are owned by and dry-leased from the Customer, and the Short Brothers SD3-30 aircraft (two aircraft at September 30, 2005) are owned by the Company.

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

MAC and CSA’s revenues contributed approximately $21,919,000 and $18,604,000 to the Company’s revenues for the six-month periods ended September 30, 2005 and 2004, respectively, a current year increase of approximately 17.8%. The increase in revenues was primarily related to increased direct operating costs associated with of flight and maintenance services, and increased administrative fees. The increases were due to continued placement of ATR aircraft into revenue service, and acquisition of aircraft parts which was primarily associated with the transition to ATR aircraft.
Global, which provides the remainder of the Company’s revenue, manufactures, services and supports aviation ground support and specialized military and industrial equipment on a worldwide basis. Global’s revenue contributed approximately $13,433,000 and $12,849,000 to the Company’s revenues for the six-month periods ended September 30, 2005 and 2004, respectively. The 4.5% increase in revenues was primarily related to the mix of customer orders during the respective periods.

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global to the Philadelphia, Pennsylvania airport and maintained by Global collapsed on an Airbus 330 aircraft operated by US Airways. Immediately following this incident, the remaining eleven fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global. No legal proceedings have been commenced against Global regarding this incident.

In late June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City to effect specific repairs to the remaining 11 booms. The agreement establishes time schedules for the completion of repairs to the booms, with the booms to be returned to service during the Company’s second and third quarters. Under this agreement, Global agreed to effect these repairs at its expense and has reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

During the six-month period ended September 30, 2005, Global incurred approximately $788,000 in connection with its efforts to have the booms returned to service, which amount is included in Global's operating expense for the period ended September 30, 2005. As a result of Global’s commercial undertaking to repair these 11 booms, at June 30, 2005 it established a liability for the estimated cost to do so. Due to its uncertain nature, management’s estimate of the cost to effect these repairs, which are unique to these products, covered a range of possible amounts, as of June 30, 2005 the Company believed that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, Global recorded a liability at June 30, 2005, for $250,000, which is the low end of management’s estimated range of $250,000 to $450,000 to effect these repairs. Air T estimates that the total cost to repair and recertify all 11 booms to be $788,000, which includes the $123,000 in costs incurred in the June quarter and the $250,000 provision recorded in that quarter, as the scope of repair work significantly exceeded initial estimates due to the unique nature of the product being repaired. This amount includes $583,000 in direct costs to outside vendors incurred in the repair of the booms, and $42,000 in outside indirect expenses incurred in investigating the reasons for failure, design modifications and contracts to place the booms back in service. In addition, Global incurred approximately $163,000 of internal costs related to boom repair and recertification. The $415,000 in expenses in excess of the $250,000 liability and $123,000 in expenses recorded in the June quarter will be recorded in the quarter ended September 30, 2005 and will correspondingly reduce Air T’s income before taxes for that period. The $415,000 in expense incurred in the quarter ended September 30, 2005, net of taxes, reduced net earnings and earnings per share, respectively, by $238,000 and $0.09 per share.

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

Outlook

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

Based on the current general economic and industry outlook and cost cutting measures implemented over the past two fiscal years, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from the recently renewed credit facility will be adequate to meet its current and anticipated working capital requirements throughout fiscal 2006. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets, although there is no assurance these additional funds will be sufficient.

Actual results for fiscal 2006 will depend upon a number of factors beyond the Company’s control, including, in part, the actual total costs incurred to effect the repair of booms at the Philadelphia airport once final testing is completed and any related expenses, including cost of litigation to pursue the recovery, of these expenses from third parties, including Global’s subcontractor. Actual results will also depend on future significant increases in rate of inflation, including fuel prices, the timing, speed and magnitude of the economic recovery, military funding of pending future equipment orders, future levels of commercial aviation capital spending, increased competition, future terrorists acts and winter weather patterns.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates these estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, reserves for excess or obsolete inventory, warranty reserves, retirement benefit obligation accruals, deferred taxes, asset lives used in computing depreciation and amortization, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further information regarding our critical accounting policies and estimates.

Following is a discussion of critical accounting policies and related management estimates and assumptions.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $275,000 and $267,000, respectively, as of September 30, 2005 and March 31, 2005, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a business segment discontinued in 2003. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $453,000 and $441,000, respectively, as of September 30, 2005 and March 31, 2005, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

The Company warranties its ground equipment products for up to a three-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Warranty Reserve. Product warranty reserve activity during six three and six-months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Beginning balance	$177,000	$151,000	$198,000	$147,000
Additions to reserve	62,000	20,000	55,000	65,000
Use of reserve	(29,000)	(15,000)	(43,000)	(56,000)
Ending balance	$210,000	$156,000	$210,000	$156,000

Deferred Taxes. Deferred tax assets and liabilities, net of valuation allowance in the amount of $85,000, as of September 30, 2005 and March 31, 2005 reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.5% discount rate. Long-term deferred retirement benefit obligations amounted to $1,493,000 and $1,485,000, respectively, as of September 30, 2005 and March 31, 2005. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

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

Stock Based Compensation. As discussed in Note 5. Recent Accounting Pronouncements, SFAS No. 123(R) must be adopted no later than the beginning of the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on April 1, 2006, using the modified prospective method allowed by the statement.

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

Seasonality

Global’s business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global’s revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF), and in June 2003 Global was awarded a three-year extension on the contract. The Company believes the USAF contract contributed to management’s plan to reduce seasonal fluctuation in revenues during the six-months ended September 30, 2005. The remainder of the Company’s business is not materially seasonal.

Results of Operations

Consolidated revenue increased $3,900,000 (12.4%) to $35,352,000 and $1,770,000 (10.8%) to $18,136,000, respectively, for the six and three-month periods ended September 30, 2005 compared to the equivalent 2004 periods. The six and three-month current period net increase in revenues primarily resulted from an increase in air cargo revenues related to direct operating costs, passed through to the Company’s Customer at cost, as detailed above in Overview and from increased administrative fees associated with ATR aircraft entering revenue service.

Operating expenses increased $4,771,000 (16.1%) to $34,441,000 for the six-month period ended September 30, 2005 and $2,216,000 (14.3%) to $17,671,000 for the three-month period ended September 30, 2005 compared to their equivalent 2004 periods. The change in operating expenses for the six-month period consisted of the following: cost of flight operations increased $1,016,000 (12.8%) primarily as a result of increased costs associated with fuel, pilot staffing and travel and landing fees, due to higher oil prices and customer flight schedule changes, which were passed on to the customer without markup; maintenance expense increased $2,116,000 (28.8%) primarily as a result of increases in the volume of aircraft parts purchased for ATR aircraft and cost of outside maintenance, maintenance personnel, cost of travel and contract services, related to customer fleet modernization; ground equipment operating expenses increased $1,169,000 (11.7%), as a result of $599,000 in current period repair costs for the deicing booms located at the Philadelphia airport, as discussed in Overview above, and increased cost of parts and supplies related to the mix of customer orders; depreciation and amortization increased $22,000 (7.3%) as a result of purchases of capital assets; and general and administrative expense increased $449,000 (10.9%) primarily as a result of increased cost of staffing, wages and benefits and staff expense, which, in part, includes $189,000 in efforts to restore the Philadelphia deicing equipment to service, as described above.

The change in operating expenses for the three-month periods, respectively, ended September 30, 2005 consisted of the following: cost of flight operations increased $404,000 (9.6%), primarily as a result of increased direct operating cost associated with route schedule changes which increased the cost of pilot staffing and travel, airport fees and increased fuel expense; maintenance expense increased $405,000 (10.7%) primarily as a result of increased cost of parts and outside maintenance, partially offset by lower travel expense and maintenance salaries; ground equipment increased $1,102,000 (20.7%), as a result of product repair cost, discussed above, cost of parts and labor associated with increased Global sales; and general and administrative expense increased $278,000 (13.9%) primarily as a result of increased salaries and related benefits, and staff expense, offset by decreased profit sharing provision and professional fees.

The current six-month period’s decreased operating income ($871,000) (48.9%) was adversely affected by the $788,000 in costs incurred and accrued in relation to repair of fixed-stand deicing equipment sold by the ground equipment subsidiary, see Overview above, and a lower profit margin production mix in the ground equipment sector, which were partly offset by increased administrative fee income in the air cargo segment.

Net non-operating expense, decreased $7,000 for the six-month period ended September 30, 2005 as a result of an increase of earnings on marketable securities, partly offset by an increase in interest expense due to higher levels of borrowing.

The provision for income taxes decreased $334,000 and $170,000 for the six and three-month periods ended September 30, 2005, respectively compared to their respective 2004 periods, primarily due to decreased current period pretax earnings. The effective income tax rate for six and three-month periods ended September 30, 2005 was 40.4% and 42.7%, respectively.

Liquidity and Capital Resources

As of September 30, 2005, the Company's working capital amounted to $12,741,000, an increase of $2,192,000 compared to March 31, 2005. The net increase primarily resulted from an increase in inventories, accounts receivable and prepaid expense, partly offset by a decrease in cash and equivalents and income taxes receivable.

In August 2005, the Company amended the terms of its $7,000,000 secured long-term revolving credit line and extended its expiration date to August 31, 2007. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of September 30, 2005, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2005, $4,777,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at September 30, 2005 was 3.86%. At September 30, 2005 and March 31, 2005, the amounts outstanding against the line were $2,223,000 and $239,000, respectively.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of March 31, 2005 was included under the heading “Contractual Obligations” on page 14 of the Company’s 2005 Annual report on Form 10-K filed with the SEC on June 17, 2005. There were no significant changes from the table referenced above during the quarter ended September 30, 2005.

The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

The respective six-month periods ended September 30, 2005 and 2004 resulted in the following changes in cash flow: operating activities used $2,401,000 and provided $821,000 in 2005 and 2004, respectively, investing activities used $194,000 and $158,000 in 2005 and 2004, respectively, and financing activities provided $1,272,000 and $850,000 in 2005 and 2004, respectively. Net cash decreased $1,323,000 and increased $1,513,000 during the six months ended September 30, 2005 and 2004, respectively.

Cash provided by operating activities was $3,222,000 less for the six-months ended September 30, 2005 compared to the similar 2004 period, principally due to increased inventory and prepaid expenses and decreased net earnings, partly offset by a smaller increase in accounts receivables in the current period compared to its prior period increase.

     Cash used in investing activities for the six-months ended September 30, 2005 was approximately $36,000 more than the comparable period in 2004 due to proceeds from the sale of fixed assets in the 2004 period.

Cash provided by financing activities was $422,000 more in the 2005 six-month period than in the corresponding 2004 period primarily due to an increase in the current period borrowings on the Company’s line of credit and prior period aircraft financing.

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
On October 30, 2003, the Company terminated an interest rate swap with a notional amount of $2,400,000, entered into in May 2001, for $97,500, the fair-market-value termination fee was ratably amortized into interest expense through the, then current, bank credit line termination date of August 31, 2005.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of September 30, 2005 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at September 30, 2005, annual interest expense would have increased by approximately $22,000.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of September 30, 2005, $64,000 has been reflected as a current liability and $75,000 has been reflected as a long-term liability associated with this death benefit.

Impact of Inflation

If the cost of fuel or interest rates continue to rise, the Company believes the impact of inflation and changing prices on its revenues and net earnings could have a material effect on its manufacturing operations if the Company cannot increase prices to pass the additional costs on to its customers. Although the Company’s air cargo business can pass through the major cost components of its operations, without markup, under its current contract terms, higher rates of inflation could affect our customer’s current business plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that management will be timely alerted to material information required to be included in the Company’s periodic reports filed with the Commission.

There were no changes in the Company’s internal control over financial reporting during or subsequent to the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global to the Philadelphia, Pennsylvania airport and maintained by Global collapsed on an Airbus 330 aircraft operated by US Airways. Immediately following this incident, all 12 of the fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global. No legal proceedings have been commenced against Global regarding this incident.

In late June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia (the City) to effect specific repairs to the remaining 11 booms. The agreement establishes time schedules for the completion of repairs to the booms, with the booms to be returned to service during the Company’s second and third quarters. Under this agreement, Global agreed to effect these repairs at its expense and has reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

On October 14, 2005, pursuant to the agreement with the City, Global completed the repair, installation and recertification of ten of the deicing booms. Repairs had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier. Further repair work on that boom is being undertaken at the carrier’s expense.

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

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Company held its 2005 annual meeting of stockholders on September 28, 2005.

(b) Each of the individuals listed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 15, 2005 as nominees for election as directors was elected at the annual meeting.

(c) At the annual meeting, the stockholders voted on the election of all nine members of the Board of Directors, the approval of the Air T, Inc. 2005 Equity Incentive Plan and ratification of the appointment of Dixon Hughes PLLC to serve as the Company’s independent auditors for the fiscal year ending March 31, 2006. The following tables summarize the results of the voting on these matters.

Election of Directors

Nominee	Votes Cast For	Votes Withheld
Claude S. Abernethy, Jr.	2,363,302	149,859
Allison T. Clark	2,398,081	115,080
Walter Clark	2,403,481	109,680
Sam Chesnutt	2,463,527	49,634
John J. Gioffre	2,339,631	173,530
George C. Prill	2,401,675	111,486
William H. Simpson	2,401,775	111,386
Dennis A. Wicker	2,421,332	91,829
J. Bradley Wilson	2,465,633	47,528

Approval of the Air T, Inc. 2005 Equity Incentive Plan

Votes Cast For	Votes Cast Against	Votes Cast to Abstain
752,662	61,109	29,420

Ratification of Appointment of Independent Auditors

Votes Cast For	Votes Cast Against	Votes Cast to Abstain
2,465,898	29,736	17,527

(d) Not applicable

Item 6. Exhibits

(a) Exhibits

No.     Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1	Amendment No 4 to Loan Agreement among Bank of America N.A. the Company and its subsidiaries, dated as of August 31, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 7,2005

31.1	Certification of Walter Clark

31.2	Certification of John J. Gioffre

32.1	Section 1350 Certification

__________________

22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:     /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2005

By:     /s/ John J. Gioffre
John J. Gioffre, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2005

AIR T, INC.
EXHIBIT INDEX

Exhibit Number    Document

31.1 Certification of Walter Clark
31.2 Certification of John Gioffre
32.1 Section 1350 certification