Form 10-Q
period 2005-12-31
AIR T INC
filed 2006-02-10
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
X___ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

________ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number	011720

Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware 52-1206400
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

Post Office Box 488, Denver, North Carolina 28037
(Address of principal executive offices, including zip code)

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

Yes ____X_____	No ________

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer) in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer_____	Accelerated Filer______	Non Accelerated Filer __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ________	No __X___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,671,293 Common Shares, par value of $.25 per share were outstanding as of February 9, 2006.

This filing contains 26 pages.

AIR T, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

		PAGE
	Item 1. Financial Statements

	Condensed Consolidated Statements of Operations
	for the three and nine-month periods ended
	December 31, 2005 and 2004 (Unaudited)	3

	Condensed Consolidated Balance Sheets at
	December 31, 2005 (Unaudited)
	and March 31, 2005	4

	Condensed Consolidated Statements of Cash
	Flows for the nine-month periods
	ended December 31, 2005 and 2004 (Unaudited)	5

	Condensed Consolidated Statements of Stockholders’
	Equity and Other Comprehensive Income for the
	nine-month periods ended December 31,
	2005 and 2004(Unaudited)	6

	Notes to Condensed Consolidated Financial
	Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosure
	About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20-21

Item 6.	Exhibits	21

	Signatures	22

	Exhibit Index	23

	Officers’ Certifications	24-26

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Operating Revenues:
Overnight air cargo	$10,549,955	$10,066,069	$32,469,364	$28,669,675
Ground equipment	12,864,831	8,267,516	26,297,588	21,116,387
	23,414,786	18,333,585	58,766,952	49,786,062

Operating Expenses:
Flight-air cargo	5,085,348	4,193,755	14,041,163	12,134,053
Maintenance-air cargo	4,019,817	4,482,079	13,477,674	11,823,975
Ground equipment	10,641,270	6,607,757	21,788,198	16,586,117
General and administrative	2,330,762	2,092,069	6,889,038	6,201,507
Depreciation and amortization	188,121	182,809	509,772	482,522
	22,265,318	17,558,469	56,705,845	47,228,174

Operating Income	1,149,468	775,116	2,061,107	2,557,888

Non-operating (Income) Expense:
Interest, net	62,209	23,246	122,024	74,894
Deferred retirement expense	5,250	5,250	15,750	15,750
Investment income and other	(24,774)	(17,406)	(92,949)	(70,075)
	42,685	11,090	44,825	20,569

Earnings Before Income Taxes	1,106,783	764,026	2,016,282	2,537,319

Income Tax Expense	431,555	278,736	799,196	980,463

Net Earnings	$675,228	$485,290	$1,217,086	$1,556,856

Basic and Diluted Net Earnings Per Share	$0.25	$0.18	$0.46	$0.58

Weighted Average Shares Outstanding:
Basic	2,671,293	2,693,001	2,671,293	2,679,054
Diluted	2,671,714	2,693,586	2,671,793	2,699,878

See notes to condensed consolidated financial statements.

 AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER31, 2005	MARCH 31, 2005
ASSETS	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$2,192,044	$3,497,659
Marketable securities	780,676	812,112
Accounts receivable, less allowance
for doubtful accounts of $278,480 at December
31, 2005 and $267,194 at March 31, 2005	12,718,199	7,392,700
Income taxes receivable	-	465,610
Notes and other non-trade receivables-current	69,100	116,288
Inventories, net	6,545,859	6,102,637
Deferred tax assets	610,243	568,870
Prepaid expenses and other	550,687	77,447
Total Current Assets	23,466,808	19,033,323

Property and Equipment	9,086,301	8,597,178
Less accumulated depreciation	(5,878,471)	(5,439,142)
Property and Equipment, net	3,207,830	3,158,036

Deferred Tax Assets	181,605	389,771
Other Assets	58,864	54,635
Cash Surrender Value of Life Insurance Policies	1,245,000	1,163,000
Notes and Other Non-Trade Receivables-Long Term	229,998	310,160
Total Assets	$28,390,105	$24,108,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,523,087	$6,092,186
Income taxes payable	75,706	-
Accrued expenses	1,887,069	2,200,866
Current portion of long-term debt and obligations	178,045	191,256
Total Current Liabilities	8,663,907	8,484,308

Capital Lease Obligations (less current portion)	20,807	29,546
Long-Term Debt (less current portion)	5,374,298	1,024,052
Deferred Retirement Obligations (less current portion)	696,020	1,485,466

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-	-
Common stock, par value $.25; authorized 4,000,000 shares;
2,671,293 shares issued and outstanding	667,823	667,823
Additional paid in capital	6,939,357	6,939,357
Retained earnings	6,002,558	5,453,105
Accumulated other comprehensive income, net	25,335	25,268
	13,635,073	13,085,553
Total Liabilities and Stockholders’ Equity	$28,390,105	$24,108,925

Note: The balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements included in the Company's Annual Report, Form 10-K for the fiscal year ended March 31, 2005.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,217,086	$1,556,856
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
Change in accounts receivable and inventory reserves	20,813	(65,795)
Depreciation and amortization	509,772	482,522
Increase in cash surrender value of life insurance	(82,000)	(135,000)
Deferred tax provision	166,793	31,064
Net periodic pension (benefit) cost	(50,658)	122,997
Change in assets and liabilities which provided (used) cash
Accounts receivable	(5,336,785)	(1,891,039)
Notes receivable	127,350	113,491
Income taxes receivable/payable	541,316	(251,442)
Inventories	(770,747)	(182,521)
Prepaid expenses and other	(477,469)	91,280
Accounts payable	430,901	872,752
Accrued expenses and other current liabilities	(315,047)	(86,745)
Deferred retirement obligation	(695,354)	-
Net billings in excess of costs and estimated
earnings on uncompleted contracts	-	(426,334)
Total adjustments	(5,931,115)	(1,324,770)
Net cash (used in) provided by operating activities	(4,714,029)	232,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	(6,380)
Capital expenditures	(283,752)	(358,430)
Cash proceeds from sale of fixed assets	-	55,000
Net cash used in investing activities	(283,752)	(309,810)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on (payments to) aircraft term loan	(74,409)	947,566
Net borrowings on line of credit	4,434,208	542,751
Payment of cash dividend	(667,633)	(535,658)
Proceeds from exercise of stock options	-	213,710
Repurchase of common stock	-	(179,424)
Net cash provided by financing activities	3,692,166	988,945
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,305,615)	911,221
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,497,659	459,449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,192,044	$1,370,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$139,642	$104,744
Income taxes	87,931	1,200,840

SUMMARY OF SIGNIFICANT NON-CASH INFORMATION:
Decrease in fair value of marketable securities, net of tax	$(22,093)	$(38,095)
Leased equipment transferred to inventory	172,059	319,866
Increase in fair market value of derivative instruments, net of tax	22,160	39,888

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income (Loss )	Equity

Balance, March 31, 2004	2,686,827	$671,706	$6,834,279	$4,127,484	$43,331	$11,676,800

Comprehensive Income:
Net earnings				1,556,856
Change in investment value,
net of tax					(38,095)
Change in fair value of
derivative instruments, net of tax					39,888
Total Comprehensive Income						1,558,649
Repurchase and retirement
of common stock	(39,493)	(9,873)	(32,526)	(137,025)		(179,424)
Exercise of stock options	63,000	15,750	197,960			213,710
Cash dividend
($0.20 per share)				(535,658)		(535,658)

Balance, December 31, 2004	2,710,334	$677,583	$6,999,713	$5,011,657	$45,124	$12,734,077

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income (Loss)	Equity

Balance, March 31, 2005	2,671,293	$667,823	$6,939,357	$5,453,105	$25,268	$13,085,553

Comprehensive Income:
Net earnings				1,217,086
Change in investment value,
net of tax					(22,093)
Change in fair value of
derivative instruments, net of tax					22,160
Total Comprehensive Income						1,217,153
-
-
Cash dividend
($0.25 per share)				(667,633)		(667,633)

Balance, December 31, 2005	2,671,293	$667,823	$6,939,357	$6,002,558	$25,335	$13,635,073

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Financial Statement Presentation

The Condensed Consolidated Balance Sheet as of December 31, 2005 and the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the periods ended December 31, 2005 and 2004 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of December 31, 2005, and for the periods presented, have been made.

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005. The results of operations for the period ended December 31 are not necessarily indicative of the operating results for the full year.

2. Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2005 and March 31, 2005 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for operations for the respective three and nine-months ended December 31, 2005 and 2004 differs from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent tax differences. The effective income tax rates for the nine and three-month periods ended December 31, 2005 and 2004 were 39.6% and 38.6%, and 39.0% and 36.5%, respectively.

3. Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under the Company’s stock option plans were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of December 31, 2005 and 2004, respectively, 1,000 outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net earnings	$675,228	$485,290	$1,217,086	$1,556,856

Basic and Diluted Net Earnings Per Share	$0.25	$0.18	$0.46	$0.58

Weighted Average Shares Outstanding:
Basic	2,671,293	2,693,001	2,671,293	2,679,054
Plus: Incremental shares from stock options	421	585	500	20,824
Diluted	2,671,714	2,693,586	2,671,793	2,699,878

4. Inventories

Inventories consist of the following:

	December 31, 2005	March 31, 2005
Aircraft parts and supplies	$681,503	$767,936
Ground equipment manufacturing:
Raw materials	5,067,160	3,844,875
Work in process	1,161,614	1,305,891
Finished goods	86,472	625,298
Total inventory	6,996,749	6,544,000
Reserves	(450,890)	(441,363)

Total, net of reserves	$6,545,859	$6,102,637

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

SFAS No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. This statement amends APB 29 to account for non-monetary exchanges at fair value unless the exchanges do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance is effective for non-monetary exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in the current periods, the impact would be as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net earnings	$675,228	$485,290	$1,217,086	$1,556,856

Compensation expense, net of tax	(18,450)	(1,011)	(18,450)	(1,011)
Pro forma net earnings	$656,778	$484,279	$1,198,636	$1,555,845

Basic and diluted earnings per share	$0.25	$0.18	$0.46	$0.58
Compensation expense, net of tax	(0.01)	(0.00)	(0.01)	(0.00)

Proforma basic and diluted earnings per share	$0.24	$0.18	$0.45	$0.58

6.	Warranty Reserve

The Company’s ground equipment subsidiary warranties its products for up to a three-year period from date of sale. Product warranty reserves are included in accrued expenses and are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity during the three and nine-months ended December 31, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Beginning balance	$210,000	$156,000	$198,000	$147,000
Additions to reserve	128,000	71,000	183,000	136,000
Use of reserve	(4,000)	(60,000)	(47,000)	(116,000)
Ending balance	$334,000	$167,000	$334,000	$167,000

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

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2005 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at December 31, 2005, annual interest expense would have increased by approximately $47,000.

8.	Financing Arrangements

In January 2006, the Company amended the terms of its $7,000,000 credit line to increase its line of credit limit to $8,000,000 through April 30, 2006, at which time the line limit will step-down to $7,000,000 to maturity. In August 2005, the Company amended the terms of its $7,000,000 secured long-term revolving credit line and extended its expiration date to August 31, 2007. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of December 31, 2005, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2005, $2,337,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at December 31, 2005 was 4.39%. At December 31, 2005 and March 31, 2005, the amounts outstanding against the line were $4,663,000 and $239,000, respectively.

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

The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Operating Revenues
Overnight Air Cargo:
Domestic	$8,366,685	$8,102,606	$25,627,750	$22,670,585
International	2,183,270	1,963,463	6,841,614	5,999,090
Total Overnight Air Cargo	10,549,955	10,066,069	32,469,364	28,669,675
Ground Equipment:
Domestic	7,450,860	8,043,175	19,775,444	20,547,274
International	5,413,971	224,341	6,522,144	569,113
Total Ground Equipment	12,864,831	8,267,516	26,297,588	21,116,387
Total	$23,414,786	$18,333,585	$58,766,952	$49,786,062

Operating Income (Loss)
Overnight Air Cargo	$426,110	$310,526	$1,926,180	$1,591,218
Ground Equipment	1,182,677	970,532	1,679,500	2,332,503
Corporate (1)	(459,319)	(505,942)	(1,544,573)	(1,365,833)
Total	$1,149,468	$775,116	$2,061,107	$2,557,888

Depreciation and Amortization
Overnight Air Cargo	$126,566	$127,607	$349,964	$338,319
Ground Equipment	50,300	42,050	117,850	103,194
Corporate	11,255	13,152	41,958	41,009
Total	$188,121	$182,809	$509,772	$482,522

Capital Expenditures, net
Overnight Air Cargo	$54,937	$98,390	$200,457	$222,815
Ground Equipment	24,141	43,071	37,030	47,303
Corporate	10,769	3,687	46,265	88,312
Total	$89,847	$145,148	$283,752	$358,430

	As of
	December 31, 2005	March 31, 2005
Identifiable Assets
Overnight Air Cargo	$6,415,525	$7,312,183
Ground Equipment	18,269,857	10,180,943
Corporate	3,704,723	6,615,799

Total	$28,390,105	$24,108,925

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

    During the nine and three-month periods ended December 31, 2005, Global, respectively, incurred approximately $905,000 and $117,000 in connection with its efforts to have the booms returned to service which amounts are included in Global's operating expenses for the periods ended December 31, 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc.  (“CSA”) subsidiaries, accounted for 55.3% and 45.1% of revenue for the nine and three months ended December 31, 2005, respectively. The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 44.7% and 54.9% of revenues for the nine and three months ended December 31, 2005, respectively.

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

    Separate agreements cover the four types of aircraft operated by MAC and CSA for their Customer—Cessna Caravan, ATR-42/72, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42/72 and Fokker F-27 aircraft (a total of 91 aircraft at December 31, 2005) are owned by and dry-leased from the Customer, and the Short Brothers SD3-30 aircraft (two aircraft at December 31, 2005) are owned by the Company.

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

MAC and CSA’s revenues contributed approximately $32,469,000 and $28,670,000 to the Company’s revenues for the nine-month period ended December 31, 2005 and 2004, respectively, a current year increase of approximately 13.3%. The increase in revenues was primarily related to increased direct operating costs associated with flight and maintenance services, and increased administrative fees. The increases were due to continued placement of ATR aircraft into revenue service and acquisition of aircraft parts which was primarily associated with the transition to ATR aircraft.

    Global, which provides the remainder of the Company’s revenue, manufactures, services and supports aviation ground support and specialized military and industrial equipment on a worldwide basis. Global’s revenue contributed approximately $26,298,000 and $21,116,000 to the Company’s revenues for the nine-month periods ended December 31, 2005 and 2004, respectively. The 24.5% increase in revenues was primarily related to the increased number of deicing units sold during the current period.

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

    During the nine and three-month periods ended December 31, 2005, Global, respectively, incurred approximately $905,000 and $117,000 in connection with its efforts to have the booms returned to service which amounts are included in Global's operating expenses for the periods ended December 31, 2005. The repair costs, net of taxes (at an effective tax rate of 39.5%), reduced net earnings and earnings per share by $548,000 ($0.21 per share) and $71,000 ($0.03 per share), respectively.

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

Outlook

The Company’s current forecast for fiscal 2006 assumes that, due to higher fuel cost and the continuation of operating losses in the commercial passenger airline industry over the past several years, the commercial aviation industry will grow at a rate that is substantially less than the rest of the economy. Increased military and Homeland Security budgets, pending funding approvals, and increased international sales may continue to help offset the expected lower than normal order levels from Global’s commercial airline customers. Company management currently believes that its air cargo customer has completed the current phase of its aircraft fleet modernization program for fiscal 2006. Future terrorist attacks, competition or inflation may cause delays or termination of certain pending or projected future projects. Given uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment.

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

    Actual results for fiscal 2006 will depend upon a number of factors beyond the Company’s control, including, in part, cost of litigation to pursue the recovery of cost related to the repair of booms at Philadelphia airport from third parties, including Global’s subcontractor. Actual results will also depend on future increases in the rate of inflation, including fuel prices, the timing, speed and magnitude of the economic recovery, military funding of pending future equipment orders, future levels of commercial aviation capital spending and revenues from international sales, increased competition, future terrorists acts and winter weather patterns.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates these estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, reserves for excess or obsolete inventory, warranty reserves, retirement benefit obligation accruals, deferred taxes, asset lives used in computing depreciation and amortization, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further information regarding our critical accounting policies and estimates.

Following is a discussion of critical accounting policies and related management estimates and assumptions.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $278,000 and $267,000, respectively, as of December 31, 2005 and March 31, 2005, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a business segment discontinued in 2003. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions. Although the accounts receivable balance is substantially higher, the additional receivables are from credit worthy customers and are deemed to be collectable.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $451,000 and $441,000, respectively, as of December 31, 2005 and March 31, 2005, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

The Company warranties its ground equipment products for up to a three-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Warranty Reserve. Increases to warranty reserves are primarily due to increased units sales and lower claims during the current periods. Product warranty reserve activity during the three and nine-months ended December 31, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Beginning balance	$210,000	$156,000	$198,000	$147,000
Additions to reserve	128,000	71,000	183,000	136,000
Use of reserve	(4,000)	(60,000)	(47,000)	(116,000)
Ending balance	$334,000	$167,000	$334,000	$167,000

Deferred Taxes. Deferred tax assets, net of valuation allowance in the amount of $85,000, as of December 31, 2005 and March 31, 2005 reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.5% discount rate. Long-term deferred retirement benefit obligations amounted to $696,000 and $1,485,000, respectively, as of December 31, 2005 and March 31, 2005. The reduction was primarily attributed to a $695,000 lump-sum retirement payment to the company’s Chief Financial officer, who will retire in June 2006, and $126,000 retirement obligation reduction related to an amendment to the CFO’s employment agreement made in December 2005. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

    On December 29, 2005, Air T, Inc. and certain of its subsidiaries entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with John J. Gioffre, the Company’s Chief Financial Officer. The Amended Employment Agreement amends and restates the existing Employment Agreement dated January 1, 1996 (the “Former Employment Agreement”), between the Company, these subsidiaries and Mr. Gioffre. The Amended Employment Agreement provides the terms and conditions for Mr. Gioffre’s continued employment with the Company until his planned retirement on June 30, 2006. In connection with the execution of the Amended Employment Agreement, the Company paid to Mr. Gioffre the above lump sum amount of retirement benefits he would have been entitled to receive under the Former Employment Agreement had he retired on September 1, 2005, plus interest from that date at a rate equal to the Company’s cost of funds. The Company had previously accrued $821,000 in retirement benefit expense, and accordingly, the adjustment of $126,000 increased the Company’s results from operations for the quarterly period ending December 31, 2005. The Amended Employment Agreement terminates the Company’s obligations to pay any further retirement or death benefits to Mr. Gioffre.

Pursuant to the Amended Employment Agreement, Mr. Gioffre is to be employed in his present capacities until June 30, 2006 with changes to his annual salary rate and bonus compensation.

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

Seasonality

Global’s business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global’s revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF), and in June 2003 Global was awarded a three-year extension on the contract. The Company believes the USAF contract contributed to management’s plan to reduce seasonal fluctuation in revenues during the nine-months ended December 31, 2005. The remainder of the Company’s business is not materially seasonal.

Results of Operations

Consolidated revenue increased $8,981,000 (18.0%) to $58,767,000 and $5,081,000 (27.7%) to $23,415,000, respectively, for the nine and three-month periods ended December 31, 2005 compared to the equivalent 2004 periods. The nine and three-month current period net increases in revenues primarily resulted from, respective, $5,181,000 and $4,597,000 increases in ground equipment revenues related to increases, in the number of domestic and international commercial deicer units sold, and, respective, $3,800,000 and $484,000 increases in air cargo revenues primarily related to increased levels of direct operating costs, passed through to the Company’s Customer at cost, as detailed above in Overview and from increased administrative fees associated with ATR aircraft entering revenue service.

Operating expenses increased $9,478,000 (20.1%) to $56,706,000 for the nine-month period ended December 31, 2005 and $4,707,000 (26.8%) to $22,265,000 for the three-month period ended December 31, 2005 compared to their equivalent 2004 periods. The change in operating expenses for the nine-month period consisted of the following: cost of flight operations increased $1,907,000 (15.7%) primarily as a result of increased costs associated with fuel, pilot staffing and travel and landing fees, due to higher oil prices and customer flight schedule changes, which were passed on to the customer without markup; maintenance expense increased $1,654,000 (14.0%) primarily as a result of increases in the volume of aircraft parts purchased for ATR aircraft and cost of outside maintenance, partially offset by lower maintenance wages and contract services, related to the reduced level of customer fleet modernization services provided; ground equipment operating expenses increased $5,202,000 (31.4%), as a result of increased cost of parts, labor and overhead related to the increased number of deicing units sold and  $736,000 in current period repair costs for the deicing booms located at the Philadelphia airport, as discussed in Overview above; depreciation and amortization increased $27,000 (5.7%) as a result of purchases of capital assets; and general and administrative expense increased $688,000 (11.1%) primarily as a result of increased cost of staffing, wages and benefits and staff expense, which, in part, includes $169,000 in efforts to restore the Philadelphia deicing equipment to service, as described above, which increases were partially offset by the retirement settlement gain discussed above.

The change in operating expenses for the three-month periods, respectively, ended December 31, 2005 consisted of the following: cost of flight operations increased $892,000 (21.3%), primarily as a result of increased direct operating cost associated with route schedule changes which increased the cost of fuel, pilot staffing and travel and airport fees; maintenance expense decreased $462,000 (10.3%) primarily as a result of decreased cost of parts and inside maintenance cost, partially offset by higher travel expense and outside maintenance cost; ground equipment increased $4,034,000 (61.0%), as a result of cost of parts, labor and overhead associated with increased Global sales and $117,000 in boom repair cost payable to third parties; and general and administrative expense increased $239,000 (11.4%) primarily as a result of increased salaries and related benefits  and staff expense, offset by decreased stockholder expense, professional fees and internal boom repair cost.

The current nine-month period’s decreased operating income, ($497,000) (19.4%), was adversely affected by the $905,000 in costs incurred in relation to repair of fixed-stand deicing equipment sold by the ground equipment subsidiary, see Overview above, partially offset by increased global deicer unit sales and increased administrative fee income in the air cargo segment.

The current three-month period’s increased operating income, $374,000 (48.3%), primarily reflects the above mentioned increased deicer sales and administrative fees and settlement gain on retirement accrual booked in the quarter ended December 31, 2005, partially offset by $117,000 in boom repair costs.

Net non-operating expense, increased $24,000 for the nine-month period ended December 31, 2005 as a result of an increase of earnings on marketable securities, partly offset by an increase in interest expense due to higher levels of borrowing.

The provision for income taxes decreased $181,000 and increased $153,000 for the respective nine and three-month periods ended December 31, 2005, compared to their respective 2004 periods, primarily due to decreased current period nine-month pretax earnings and increased current period three-month pretax earnings. The effective income tax rate for nine and three-month periods ended December 31, 2005 was 39.6% and 39.0%, respectively.

Liquidity and Capital Resources

As of December 31, 2005, the Company's working capital amounted to $14,803,000, an increase of $4,254,000 compared to March 31, 2005. The net increase primarily resulted from an increase in inventories, accounts receivable and prepaid expense, partly offset by a decrease in cash and equivalents and income taxes receivable.

In January 2006, the Company amended the terms of its $7,000,000 credit line to increase its line of credit limit to $8,000,000 through April 30, 2006 at which time the line limit would step-down to $7,000,000 to maturity. In August 2005, the Company amended the terms of its $7,000,000 secured long-term revolving credit line and extended its expiration date to August 31, 2007. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of December 31, 2005, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2005, $2,337,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at December 31, 2005 was 4.39%. At December 31, 2005 and March 31, 2005, the amounts outstanding against the line were $4,663,000 and $239,000, respectively.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements. A table representing the scheduled maturities of the Company’s contractual obligations as of March 31, 2005 was included under the heading “Contractual Obligations” on page 14 of the Company’s 2005 Annual report on Form 10-K filed with the SEC on June 17, 2005. There were no significant changes from the table referenced above during the quarter ended December 31, 2005.

The Company has not currently, nor in the past, engaged in the use of structured finance arrangements, known as off-balance sheet financing transactions, with unconsolidated entities or other persons.

The respective nine-month periods ended December 31, 2005 and 2004 resulted in the following changes in cash flow: operating activities used $4,714,000 and provided $232,000 in 2005 and 2004, respectively, investing activities used $284,000 and $310,000 in 2005 and 2004, respectively, and financing activities provided $3,692,000 and $989,000 in 2005 and 2004, respectively. Net cash decreased $1,306,000 and increased $911,000 during the nine months ended December 31, 2005 and 2004, respectively.

Cash used in operating activities was $4,946,000 more for the nine-months ended December 31, 2005 compared to the similar 2004 period, principally due to an increase in accounts receivables in the current period and a decrease in net periodic pension cost due to the execution of a December 29, 2005 Amended Employment Agreement, discussed in Critical Accounting Policies and Estimates above.

  Cash used in investing activities for the nine-months ended December 31, 2005 was approximately $26,000 less than the comparable period in 2004 due to decreased current period capital expenditures offset by proceeds from the sale of fixed assets in the 2004 period.

Cash provided by financing activities was $2,703,000 more in the 2005 nine-month period than in the corresponding 2004 period primarily due to an increase in the current period borrowings on the Company’s line of credit partially offset by prior period aircraft financing.

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

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2005 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at December 31, 2005, annual interest expense would have increased by approximately $47,000.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of December 31, 2005, $64,000 has been reflected as a current liability and $61,000 has been reflected as a long-term liability associated with this death benefit.

Impact of Inflation

If the cost of fuel or interest rates continue to rise, the Company believes the impact of inflation and changing prices on its revenues and net earnings could have a material effect on its manufacturing operations if the Company cannot increase prices to pass the additional costs on to its customers. Although the Company’s air cargo business can pass through the major cost components of its operations, including fuel, without markup, under its current contract terms, higher rates of inflation could affect our customer’s current business plans.

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

There were no changes in the Company’s internal control over financial reporting during or subsequent to the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Global and one of its former employees were named as defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al., Case No. 1:02CV00388.  The plaintiffs claimed to have developed a novel method of aircraft de/ant-icing, and alleged that the system was the subject of trade secrets and a patent.  The plaintiffs alleged that Global and its former employee misappropriated the trade secrets, breached a confidentiality agreement, and infringed the patent.  Global asserted counterclaims against the plaintiffs alleging defamation. In May 2004, Global moved for summary judgment on all claims against it and its former employee, and the plaintiffs moved for summary judgment on the patent infringement claim. On December 14, 2004, the Court granted Global's summary judgment motion as to the patent infringement claim and denied the plaintiffs' summary judgment motions entirely. In May 2005, a jury trial was held with respect to the plaintiffs' remaining claims and Global's counterclaims. On May 31, 2005, the jury returned a verdict for Global and its former employee with respect to all of the plaintiffs' claims submitted for trial and for the plaintiffs with respect to Global's counterclaims. The plaintiffs have appealed the jury's verdict and the court's summary judgment rulings.  Global intends to continue to vigorously defend this matter.

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

The Company is currently involved in certain personal injury and environmental matters, which involve pending or threatened lawsuits and include personal injury litigation commenced by the operator of the boom that collapsed in Philadelphia. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

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

10.1
Amended and Restated Employment Agreement dated as of December 29, 2005, between Air T, Inc., Mountain Air Cargo, Inc., CSA, Inc. MAC Aviation Services, LLC and John J. Gioffre, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 4, 2006

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

Date: February 9, 2006

By:  /s/ John J. Gioffre
John J. Gioffre, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 9, 2006

AIR T, INC.
EXHIBIT INDEX

Exhibit Number Document

31.1 Certification of Walter Clark
31.2 Certification of John Gioffre
32.1 Section 1350 certification