Form 10-K
period 2006-03-31
AIR T INC
filed 2006-06-26
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2006

 ___Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _____to _____

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

(704) 377 - 2109
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.25 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.
Yes __ No  X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes __ No  X _

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes __     No  X __

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer") in Rule 12b-2 of the Exchange Act)
Large Accelerated Filer_____ Accelerated Filer______ Non-Accelerated Filer__X___

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
   Yes __  No  X

The market value of voting stock held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices for such stock on September 30, 2005, was $27,281,787. As of May 24, 2006, 2,671,293 shares of Common Stock were outstanding.

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

For the fiscal year ended March 31, 2006 the Company’s air cargo services through MAC and CSA accounted for approximately 54.6% of the Company’s consolidated revenues, aviation ground support and other specialized equipment products through Global accounted for approximately 45.4% of consolidated revenues. The Company’s air cargo services are provided exclusively to one customer, Federal Express Corporation (“Federal Express”). Certain financial data with respect to the Company’s overnight air cargo and ground support equipment segments are set forth in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. Such data are incorporated herein by reference.

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

Overnight Air Cargo Services.

MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States, South America, and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts. Under the dry-lease service contracts, Federal Express leases its aircraft to MAC (or CSA) for a nominal amount and pays an administrative fee to MAC (or CSA) to operate the aircraft. Under these arrangements, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to Federal Express without markup. For the most recent fiscal year, operations under dry-lease service contracts accounted for 100.0% of MAC and CSA’s revenues (54.6% of the Company’s consolidated revenues).

As of March 31, 2006, MAC and CSA had an aggregate of 93 aircraft under agreements with Federal Express. Separate agreements cover the five types of aircraft operated by MAC and CSA for Federal Express -- Cessna Caravan, ATR-42, ATR-72, Fokker F-27 and Short Brothers SD3-30. Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft are dry-leased from Federal Express, and Short Brothers SD3-30 aircraft are owned by the Company and in prior years have been operated under “wet-lease” arrangements with Federal Express, which provide for a fixed fee per flight regardless of the amount of cargo carried. Pursuant to such agreements, Federal Express determines the schedule of routes to be flown by MAC and CSA. For the fiscal year ended March 31, 2006, MAC’s routes were primarily in the southeastern United States, the Caribbean and portions of South American and CSA’s routes were primarily in the upper midwest of the United States.

Agreements with Federal Express are renewable annually and may be terminated by Federal Express any time upon 30 days’ notice. The Company believes that the short term and other provisions of its agreements with Federal Express are standard within the air freight contract delivery service industry. Loss of Federal Express as a customer would have a material adverse effect on MAC, CSA and the Company. The Company is not contractually precluded from providing such services to other firms, although it has not done so for several years.

MAC and CSA operate under separate aviation certifications. MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the Federal Aviation Administration (the “FAA”). These certifications permit MAC to operate and maintain aircraft that can carry up to 18,000 pounds of cargo and provide maintenance services to third party operators. CSA is certified to operate and maintain under Part 135 of the FAA regulations. This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

MAC and CSA, together, owned, operated or were in the process of converting for cargo operations the following cargo aircraft as of March 31, 2006:
    Form of     Number of
Type of Aircraft                     Model Year     Ownership     Aircraft

Cessna Caravan 208B
(single turbo prop)                     1985-1996     dry lease        71

Fokker F-27 (twin turbo prop)                1968-1985     dry lease          6

ATR-42 (twin turbo prop)                   1992     dry lease        11

ATR-72 (twin turbo prop)                       1992     dry lease          3
Short Brothers SD3-30
(twin turbo prop)                         1981     owned             2
                                                    Total        93

Of the 93 cargo aircraft fleet, 91 aircraft (the Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft) are owned by Federal Express and operated by MAC and CSA under the above described dry-lease service contracts. The expense of daily, routine maintenance and aircraft service checks performed by MAC and CSA personnel is charged to the customer on an hourly basis. In August 1996, MAC completed its FAA certification to commence operation of a Part 145 maintenance facility at its Kinston, N.C. location to conduct these maintenance services.

All FAA Part 135 aircraft, including Cessna Caravan 208B, and Short Brothers SD3-30 aircraft are maintained on FAA approved inspection programs. The inspection intervals range from 100 to 200 hours. The engines are produced by Pratt & Whitney, and overhaul periods are based on FAA approved schedules. The current overhaul period on the Cessna aircraft is 7,500 hours. The Short Brothers manufactured aircraft are maintained on an “on condition” maintenance program (i.e., maintenance is performed when performance deviates from certain specifications) with engine inspections at each phase inspection and in-shop maintenance at predetermined intervals.

The Fokker F-27 aircraft are maintained under a FAA Part 121 maintenance program. The program consists of A, B, C, D and I service checks which are inspections designed to ensure the Company’s maintenance procedures are in compliance with the applicable FAA regulations. The engine overhaul period is 6,700 hours.

The ATR-42 and ATR-72 aircraft, are maintained under a FAA Part 121 maintenance program. The program consist of A and C service checks. The engine overhaul period is “on condition”.

The Company’s sole non-cargo aircraft, a King Air, is maintained under a FAA Part 91 maintenance program. The program consists of a phase inspection program. The engine overhaul period is 3,600 hours. This aircraft is used for corporate purposes.

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

Aircraft Deice and Other Ground Support and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized Global to acquire the Simon Deicer Division of Terex Aviation Ground Equipment, and the acquisition was completed that month. Global is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, the U.S. Air Force and Navy, airports and industrial customers. During the past seven fiscal years, Global has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units and other specialized types of equipment. In the fiscal year ended March 31, 2006, sales of deicing equipment accounted for approximately 86% of Global’s revenues.

In the manufacture of its ground service equipment, Global assembles components acquired from third party suppliers. Components are readily available from a number of different suppliers. The primary components are the chassis (which is similar to the chassis of a medium to heavy truck), fluid storage, a boom mounted delivery system and heating and pumping equipment.

Global manufactures five basic models of mobile deicing equipment ranging from 700 to 3,200 gallon capacity models, in addition to fixed-pedestal-mounted deicers. Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, fire suppressant equipment, modifications for open or enclosed cab design, a patented forced-air deicing nozzle to substantially reduce glycol usage, and color and style of the exterior finish. Global also manufactures three models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment. In addition to manufacturing the above mentioned equipment, Global also maintains and services aviation ground support equipment at four locations in the United States. Global competes primarily on the basis of reliability of its products, prompt delivery, service and price. The market for aviation ground service equipment is highly competitive and directly related to the financial health of the aviation industry, weather patterns and changes in technology.

Global’s mobile deicing equipment business, in addition to being highly seasonal, was significantly impacted by the softening economy and effect of the September 11, 2001 terrorist attacks on the United States. Historically, the bulk of Global’s revenues have occurred during the second and third fiscal quarters, and comparatively little revenue has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, the contract was extended for two additional three-year periods, and is scheduled to expire in June 2009. In March 2003 Global received a large-scale, fixed-stand deicer contract, which the Company believes contributed to management’s plan to reduce seasonal fluctuation in revenues during fiscal 2004. However, as these contracts are completed, seasonal trends for Global’s business may resume.

Revenue from Global’s contract with the U.S. Air Force accounted for approximately 17.8%, 23.7% and 16.4% of the Company’s consolidated revenue for the years ended March 31, 2006, 2005 and 2004, respectively.

Global has recently been successful in expanding its market internationally. The following table sets forth Global’s revenues from customers based in the United States and from customers based outside the United States, with separate amounts reflected for each foreign country for which sales were material during these periods.

Fiscal Year Ended March 31,
	2006	2005	2004
United States	$24,209,747	$28,036,100	$18,976,445
Foreign Countries:
China	6,367,048	-	370,426
United Kingdom	3,024,305	569,113	411,378
Canada	2,397,527	-	-
other	82,760	81,750	70,500
Total	$36,081,387	$28,686,963	$19,828,749

Sales to overseas customers are denominated in U.S. dollars.

Aviation Related Parts Brokerage and Overhaul Services.

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

    In connection with this sale, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell the majority of the remaining MAS inventory included in the Company’s consolidated balance sheet as of that date. Upon termination of the consignment agreement the buyer will return all unsold inventory, if any, to the Company. Such consigned inventory is stated at the lower of cost or market at March 31, 2006 in the accompanying financial statements. The accompanying consolidated financial statements reflect the sale of certain MAS assets and reclassify the net operations of MAS as discontinued operations, net of tax, for fiscal 2004. Management is currently weighing its options for the pending expiration of the consignment agreement in August 2006.

Backlog.

The Company’s backlog for its continuing operations consists of “firm” orders supported by customer purchase orders for the equipment sold by Global. At March 31, 2006, the Company’s backlog of orders was $10.8 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2007.

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

The Company maintains cargo liability insurance, workers’ compensation insurance and fire and extended coverage insurance for leased as well as owned facilities and equipment. In addition, the Company maintains product liability insurance with respect to injuries and loss arising from use of products sold by Global.

Employees.

At May 15, 2006, the Company and its subsidiaries had 390 full-time and full-time-equivalent employees, of which 27 are employed by the Company, 234 are employed by MAC, 55 are employed by CSA and 74 are employed by Global. None of the Company’s employees are represented by a union. The Company believes its relations with its employees are good.

Item 1A Risk Factors.

The following risk factors, as well as other information included in the Company’s Annual Report on Form 10-K, should be considered by investors in connection with any investment in the Company’s common stock. As used in this Item, the terms “we,” “us” and “our” refer to the Company and its subsidiaries.

Risks Related to Our Dependence on Significant Customers

We are significantly dependent on our contractual relationship with Federal Express Corporation, the loss of which would have a material adverse effect on our business, results of operations and financial position.

In the fiscal year ended March 31, 2006, 54.6% of our operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to Federal Express. Our agreements with Federal Express are renewable annually and may be terminated by Federal Express at any time upon 30 days’ notice. The loss of these contracts with Federal Express would have a material adverse effect on our business, results of operations and financial position.

Because of our dependence on Federal Express, we are subject to the risks that may affect Federal Express’s operations.

Because of our dependence on Federal Express, we are subject to the risks that may affect Federal Express’s operations. These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Forward-Looking Statements” in Federal Express Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005. These risks include:

•	economic conditions in the domestic and international markets in which it operates;
•	any impacts on its business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights, security requirements and labor rules;
•
the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry in particular, and what effects these events will have on the demand for its services;

•	competition from other providers of transportation services, including its ability to compete with new or improved services offered by its competitors;
•	the impact of technology developments on its operations and on demand for its services; and
•	adverse weather conditions or natural disasters.

A material reduction in the aircraft we fly for Federal Express could materially adversely affect on our business and results of operations

    Under our agreements with Federal Express, we are not guaranteed a number of aircraft or routes we are to fly. Our compensation under these agreements, including our administrative fees, depends on the number of aircraft operated in routes assigned to us by Federal Express. For example, in connection with delays in the fiscal year ended March 31, 2005 in the conversion of a portion of the fleet we operate for Federal Express from Fokker F-27 aircraft to ATR-42 and ATR-72 aircraft, the number of aircraft we operated was reduced as certain Fokker F-27 aircraft were removed from service in advance of scheduled heavy maintenance checks while replacement ATR-42 and ATR-72 aircraft were not yet available to be placed in service due to delays in their conversion from passenger to cargo configuration. Although such a reduction in aircraft was temporary in that instance, any material permanent reduction in the aircraft we operate could materially adversely affect our business and results of operations. A temporary reduction could materially adversely affect our results of operations for that period.

If our agreement with the United States Air Force expires in June 2009 as scheduled, we may be unable to replace revenues from sales of ground equipment to the United States Air Force and seasonal patterns of this segment of our business may re-emerge.

In the fiscal years ended March 31, 2006, 2005 and 2004, approximately 17.8%, 23.7% and 16.4%, respectively, of our operating revenues arose from sales of de-icing equipment to the United State Air Force under a long-term contract. This initial four-year contract, awarded in 1999, was extended for two additional three-year periods, and is scheduled to expire in June 2009. We cannot provide any assurance that this agreement will be extended beyond its current 2009 expiration date. In the event that this agreement is not extended, our revenues from sales of ground support may decrease unless we are successful in obtaining customer orders from other sources and we cannot assure you that we will be able to secure orders in that quantity or for the fully-equipped models of equipment sold to the Air Force. In addition, sales of de-icing equipment to the Air Force has enabled us to ameliorate the seasonality of our ground equipment business. Thus if the contract with the Air Force is not extended, seasonal patterns for this business, with the bulk of the revenues and earnings occurring during the second and third fiscal quarters in anticipation of the winter season, and comparatively little during the first and fourth fiscal quarters, may re-emerge.

Other Business Risks

Our revenues for aircraft maintenance services fluctuate based on the heavy maintenance check schedule, which is based on aircraft usage, for aircraft flown by our overnight air cargo operations, and the anticipated schedule for heavy maintenance checks may result in reduced maintenance revenues in fiscal 2007 and 2008.

Our maintenance revenues fluctuate based on the level of heavy maintenance checks performed on aircraft operated by our air cargo operations. As a result of the delay in the introduction of ATR aircraft to replace 16 older Fokker F-27 aircraft operated by MAC, most of the ATR aircraft operated by MAC were placed in service during the fiscal year ended March 31, 2006. Maintenance revenues associated with the conversion of these aircraft from passenger operations to cargo operations resulted in increased maintenance revenues during this period. Because most of these aircraft were placed in service during a relatively short time span, they are on roughly the same maintenance schedule, and the next heavy maintenance checks due on these aircraft would not be anticipated to start until the fiscal year ending March 31, 2009. Unless there is an acceleration of the heavy maintenance checks schedule, which is based on aircraft usage, or we are able to attract additional maintenance projects, our maintenance revenues in fiscal 2007 and 2008 may be lower than in fiscal 2005 and 2006.

Incidents or accidents involving products that we sell may result in liability or otherwise adversely affect our operating results for a period.

Incidents or accidents may occur involving the products that we sell. For example, in February 2005, a 135-foot fixed-stand deicing boom sold by Global for installation at the Philadelphia, Pennsylvania airport collapsed on an Airbus A330 aircraft operated by US Airways. While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured. The operator of the deicing boom has claimed to suffer injuries in connection with the collapse and has initiated litigation. While we maintain products liability and other insurance in amounts we believe are customary and appropriate, and may have rights to pursue subcontractors in the event that we have any liability in connection with accidents involving products that we sell, it is possible that in the event of multiple accidents the amount of our insurance coverage would not be adequate.

In addition, in late June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms sold by Global and installed at the Philadelphia Airport, and after Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. Global incurred approximately $905,000 in the fiscal year ended March 31, 2006 in connection with its commercial undertaking with the City of Philadelphia to return these booms to service. While we have commenced litigation against our subcontractor to recover these amounts, we cannot assure you that we will be successful in recovering these amounts in a timely manner or at all.

The suspension or revocation of FAA certifications could have a material adverse effect on our business, results of operations and financial condition.

Our air cargo operations are subject to regulations of the FAA. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if questions arise concerning airworthiness. The FAA also has power to suspend or revoke for cause the certificates it issues and to institute proceedings for imposition and collection of fines for violation of federal aviation regulations. Our air cargo subsidiaries, MAC and CSA, operate under separate FAA certifications. Although it is possible that, in the event that the certification of one of our subsidiaries was suspended or revoked, flights operated by that subsidiary could be transferred to the other subsidiary, we can offer no assurance that we would be able to transfer flight operations in that manner. Accordingly, the suspension or revocation of any one of these certifications could have a material adverse effect our business, results of operations and financial position. The suspension or revocation of all of these certifications would have a material adverse effect on our business, results of operations and financial position.

Mild weather conditions may adversely affect the demand for our primary ground equipment products.

Our de-icing equipment is used to de-ice commercial and military aircraft. The extent of de-icing activity depends on the severity of winter weather. Mild winter weather conditions permit airports to use fewer de-icing units, since less time is required to de-ice aircraft in mild weather conditions. Accordingly, trends toward mild winter weather, particularly in the northeast United States which experiences a high volume of air traffic, reduce the demand for our de-icing equipment products.

Item 1B Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson and John J. Gioffre, officers and directors of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of the Company and MAC are headquartered at this facility. The two leases for this facility extended through May 31, 2006, and the total monthly lease payments are $11,255.  On June 16, 2006, the Company and Airport Associates entered into an agreement to continue the lease of these facilities until May 31, 2008 at a monthly rental payment of $12,736.79. The lease agreement includes an option permitting the Company to renew the lease for an additional two-year period, with the monthly rental payment to be adjusted to reflect the Consumer Price Index (CPI) change from June 1, 2006 to April 1, 2008. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, ad valorem taxes and insurance.

The Company also leases approximately 800 square feet of office space and approximately 6,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA’s operations are headquartered at these facilities. These facilities are leased, from a third party, under an annually renewable agreement with a monthly rental payment, as of March 31, 2006, of approximately $2,264.

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

         Global leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased, from a third party, under a five-year lease agreement, which expires in August 2006. The monthly rental payment, as of March 31, 2006, was $30,279 and the monthly rental will increase to no more than $30,842 over the life of the lease, based on increases in the Consumer Price Index.

As of March 31, 2006, the Company leased hangar space from third parties at 35 other locations for aircraft storage. Such hangar space is leased, from third parties, at prevailing market terms.

The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Item 3. Legal Proceedings.

Patent and Trade Secret Litigation.

Global and one of its former employees were named as defendants in a lawsuit commenced in March 2002 in the United States District Court for the District of Columbia, Catalyst & Chemical Services, et al. vs Global Ground Support, LLC, et al.  The plaintiffs alleged that Global and its former employee misappropriated trade secrets, breached a confidentiality agreement, and infringed a patent.  On May 31, 2005, the jury returned a verdict for Global and its former employee with respect to all of the plaintiffs’ claims submitted for trial. The plaintiffs appealed the verdict. In March 2006, the United States Court of Appeals for the Federal circuit affirmed the trial court’s judgment and the period in with the plaintiffs could seek further appellate review has lapsed. Accordingly, this case is now concluded.

Philadelphia Litigation.

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global for installation at the Philadelphia, Pennsylvania airport, and maintained by Global, collapsed on an Airbus A330 aircraft operated by U.S. Airways. While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured. The operator of the deicing boom has claimed to suffer injuries in connection with the collapse. Immediately following this incident, the remaining eleven fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global.

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. Under this agreement, Global agreed to effect the repairs to these booms at its expense and has reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City of Philadelphia will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City of Philadelphia retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

On October 14, 2005, Global completed the repair, installation and recertification of ten of the deicing booms. Repair had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier. The additional repair work on that boom has been completed and the boom is awaiting delivery back to the airport. The carrier had initially undertaken that such further repair work would be at its expense, though the carrier has not yet approved the final expense of such repair work.

Global has been named as a defendant in two legal actions arising from the February 2005 boom collapse at the Philadelphia airport. In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against Global and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and loss of use of the aircraft while it was being repaired. This matter is in the initial stage of discovery. In the second action, Emerson vs. Elliott Equipment Company, et al., pending in the Philadelphia County Court of Common Pleas, the boom operator is seeking to recover unspecified damages from Global and its subcontractor for injuries arising from the collapse of the boom. This matter was initiated on October 21, 2005 and is scheduled for trial in November 2007. The Company understands that the boom operator has recovered from his injuries and has returned to fulltime work. Global maintains product liability insurance in excess of the amount of the recoveries claimed above and is being defended in both of these matters by its product liability insurance carrier. Global’s insurance coverage does not extend to the costs incurred by Global to examine and repair the other 11 booms at the Philadelphia airport.

On August 4, 2005, Global commenced litigation in the Court of Common Pleas, Philadelphia County, Pennsylvania against Glazer Enterprises, Inc. t/a Elliott Equipment Company, Global’s subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover costs incurred in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005. That case has been removed to federal court and is pending before United States District Court for the Eastern District of Pennsylvania and has been assigned to the same judge before whom the U.S. Airways litigation is pending against Global. This matter is in the initial stage of discovery. The Company cannot provide assurance that it will be able to recover its repair expenses, or otherwise be successful, in this action.

Other Litigation.

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

As of May 11, 2006 the number of holders of record of the Company’s Common Stock was approximately 290. The range of high and low bid quotations per share for the Company’s common stock on the Nasdaq Small Cap Market from April 2004 through March 2006 is as follows:

	Common Stock
	High	Low
June 30, 2004	$14.91	$4.72
September 30, 2004	28.41	10.03
December 31, 2004	35.50	17.10
March 31, 2005	22.50	12.01

June 30, 2005	$19.92	$13.75
September 30, 2005	16.43	9.75
December 31, 2005	13.23	9.50
March 31, 2006	14.50	10.50

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year. On May 23, 2006, the Company declared a fiscal 2006 cash dividend of $0.25 per common share payable on June 28, 2006 to stockholders of record on June 9, 2006.

The Company did not repurchase any shares of its Common Stock during the fiscal year ended March 31, 2006.

Item 6. Selected Financial Data

(In thousands except per share data)

	Year Ended March 31,
	2006	2005	2004	2003	2002

Operating Revenues	$79,529	$69,999	$55,997	$42,872	$59,603

Earnings from continuing operations	2,055	2,106	2,164	366	2,016

Loss from discontinued operations	-	-	(426)	(1,590)	(738)

Net earnings (loss)	2,055	2,106	1,738	(1,224)	1,278

Basic (loss) earnings per share
Continuing operations	$0.77	$0.79	$0.80	$0.13	$0.74
Discontinued operations	-	-	(0.16)	(0.58)	(0.27)
Total basic net (loss) earnings per share	$0.77	$0.79	$0.64	$(0.45)	$0.47

Diluted (loss) earnings per share:
Continuing operations	$0.77	$0.78	$0.80	$0.13	$0.72
Discontinued operations	-	-	(0.16)	(0.58)	(0.26)
Total diluted net (loss) earnings per share	$0.77	$0.78	$0.64	$(0.45)	$0.46

Total assets	$23,923	$24,109	$19,574	$21,328	$22,903

Long-term obligations, including
current portion	$950	$1,245	$279	$2,509	$4,158

Stockholders' equity	$14,500	$13,086	$11,677	$9,611	$11,100

Average common shares outstanding-Basic	2,671	2,677	2,716	2,726	2,717

Average common shares outstanding-Diluted	2,672	2,693	2,728	2,726	2,789

Dividend declared per common share (1)	$0.25	$0.20	$-	$0.12	$0.15

Dividend paid per common share (1)	$0.25	$0.20	$-	$0.12	$0.15

(1) On May 23, 2006, the Company declared a fiscal 2006 cash dividend of $0.25 per common share payable on June 28, 2006 to stockholders' of record on June 9, 2006. Due to losses sustained in fiscal 2003, no common share dividend was paid in fiscal 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During fiscal 2003, the Company decided to discontinue and dispose of its aircraft component parts brokerage and repair services business operated by its Mountain Aircraft Services, LLC (“MAS”) subsidiary and, accordingly, the Company’s fiscal 2004 consolidated financial statements reflect the results of MAS as a discontinued operation. See Note 10 of Notes to Consolidated Financial Statements. In August 2003, the Company completed the sale of certain assets of MAS and entered into a three-year consignment agreement granting the buyer an exclusive right to sell the majority of the remaining MAS inventory included in the Company’s consolidated balance sheet as of that date. Consequently, MAS’s operations are not included in the fiscal 2004 results of continuing operations discussed below.
Overview

The Company’s continuing operations operate in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, accounted for 54.6% of revenue in fiscal 2006. The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 45.4% of 2006 revenues.

    MAC and CSA are short-haul express air freight carriers and provide air cargo services exclusively to one customer, Federal Express Corporation (“Federal Express”). Under the terms of the dry-lease service agreements, which currently cover approximately 98.9% of the revenue aircraft operated, the Company receives an administrative fee based on the number of aircraft operated in revenue service and passes through to its customer certain cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost. These agreements are renewable annually and may be terminated by Federal Express at any time upon 30 days’ notice. The Company believes that the short term and other provisions of its agreements with Federal Express are standard within the air freight contract delivery service industry. Loss of its contracts with Federal Express would have a material adverse effect on the Company.

Separate agreements cover the five types of aircraft operated by MAC and CSA for Federal Express—Cessna Caravan, ATR-42, ATR-72, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft (a total of 91 aircraft at March 31, 2006) are owned by and dry-leased from Federal Express, and Short Brothers SD3-30 aircraft (two aircraft at March 31, 2006) are owned by the Company and operated periodically under wet-lease arrangements with the Federal Express. Pursuant to such agreements, Federal Express determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

        The air cargo segment’s financial results in fiscal 2006 were affected by Federal Express’s 2004 decision to modernize the aircraft fleet being operated by MAC under dry-lease agreements by replacing older Fokker F-27 aircraft with newer ATR-42 and ATR-72 aircraft. MAC’s administrative fees which are based on the number of aircraft operated in active or stand-by service, although adversely affected in fiscal 2005 as a result of delays in the introduction of newer ATR aircraft which were not received in time to replace the older Fokker F-27 aircraft that were removed from service as they neared major scheduled maintenance, increased in fiscal 2006 as the ATR aircraft entered revenue service. F-27 revenue routes, affected by the delayed introduction of the ATR’s, were temporarily flown in fiscal 2005 by standby MAC and CSA aircraft or wet lease aircraft. MAC, which had been engaged to assist in the certification and conversion of ATR aircraft from passenger to cargo configuration and had experienced a substantial increase in maintenance revenue in fiscal 2005, experienced a substantial decrease in maintenance revenue in fiscal 2006 due to the completion of work once the aircraft were placed in revenue service. The majority of these conversion activities, a portion of which represents cost of aircraft parts, have been billed to the customer without mark-up.

MAC and CSA’s revenue contributed approximately $43,447,000 and $41,312,000 to the Company’s revenues in fiscal 2006 and 2005, respectively, a current year net increase of $2,135,000 (5.2%). Approximately $3,100,000 in increases in revenue in fiscal 2006 was related to increased pilot salaries and travel, fuel and airport fees associated with route expansion, the majority of which are passed on to the customer at cost, partially offset by a $965,000 decrease in maintenance services and acquisition of aircraft parts, which were primarily attributed to wind-down and completion of the customer’s fleet modernization, associated with conversion of ATR aircraft from passenger to cargo configuration during fiscal 2006.

Global manufactures, services and supports aircraft deicers and ground support equipment and other specialized industrial equipment on a worldwide basis. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force. In June 2003 Global was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006. In fiscal 2006, revenues from sales to the Air Force accounted for approximately 39.3% of the ground equipment segment’s revenues. Global’s revenues contributed approximately $36,081,000 and $28,687,000 to the Company’s revenues in fiscal 2006 and 2005, respectively, a current year increase of 25.8%. The increase in revenues in 2006 was primarily due to increased commercial equipment orders, which included approximately $6,300,000 in international orders from China.

Global’s results in fiscal 2006 were adversely affected as the result of the collapse of one of twelve fixed-stand deicing booms sold by Global for installation at the Philadelphia airport. Following the collapse of the boom, Global undertook to examine and repair the eleven remaining booms and incurred expense of approximately $905,000 in connection these activities. Although Global has initiated legal action to recover these expenses from its subcontractor, the Company, cannot provide assurance of the amount or timing of any such recovery. See Note 17 of Notes to Consolidated Financial Statements.

The following table summarizes the changes and trends in the Company’s operating expenses for continuing operations as a percentage of revenue:

	Fiscal year ended March 31,
	2006	2005	2004
Operating revenue (in thousands)	$79,529	$69,999	$55,997

Expense as a percent of revenue:
Flight operations	24.38%	24.41%	27.62%
Maintenance	22.41	25.65	24.76
Ground Equipment	36.32	32.11	26.44
General and Administrative	12.06	11.96	14.11
Depreciation and Amortization	0.86	0.91	1.00

Total Costs and Expenses	96.03%	95.04%	93.93%

The Company, which incurred an increase in professional fees in fiscal 2005 due to the additional requirements of the Sarbanes-Oxley Act (SOX) of 2002, reduced SOX related professional fees in fiscal 2006 due to SEC approved extensions in implementation deadlines which deferred additional requirements of the SOX applicable to the Company. In particular, the requirements under Section 404(b) of that act with respect to auditor attestation of internal controls over financial reporting.

Outlook

The Company’s current forecast for fiscal 2007 suggests that, due to higher fuel cost and increasing rates of inflation, the commercial aviation market will grow at a rate that is less than the rest of the economy. Increased international sales, military and Homeland Security budgets, pending funding approvals, and increased activity by outside service providers which have taken over the deicing responsibilities of several airlines and airports may help offset the expected lower-than-normal order levels from domestic passenger airline commercial customers. Company management currently anticipates that, although, its air cargo segment will continue to benefit from the increased administrative fees associated with its customer’s aircraft fleet modernization and route expansion through fiscal 2007, decreased maintenance revenues associated with the recent fleet modernization will reduce operating revenue and margins. Given the uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment.

Based on the current general economic and industry outlook and recent cost cutting measures implemented over the past six months, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through fiscal 2007. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets or sale of equity securities, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable.

Actual results for fiscal 2007 will depend upon a number of factors beyond the Company’s control, including, in part, the magnitude of future international orders, the timing of receipt of additional customer aircraft placed into revenue service, the timing, speed and magnitude of the economic recovery of the aviation industry, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and weather patterns.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, warranty reserves, deferred tax asset valuation, retirement benefit obligations and valuation of long-lived assets.

Following is a discussion of critical accounting policies and related management estimates and assumptions. A full description of all significant accounting policies is included in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this report.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $482,000 and $267,000, respectively, in fiscal 2006 and 2005, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories in the amount of $451,000 and $441,000, respectively, in fiscal 2006 and 2005, are based on assessment of the marketability of slow-moving and obsolete inventories. During fiscal 2005 the Company wrote-down the gross value of the MAS inventory held for sale by $1,035,000, the value of the inventory’s obsolescence reserve prior to the write-down. During fiscal 2006 the Company sold approximately $180,000 (29%) of the inventory held at the end of fiscal 2005. Historical part usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

       The company warranties its ground equipment products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of March 31, 2006 the Company’s warranty reserve amounted to $285,000.

Product warranty reserve activity during fiscal 2006 and fiscal 2005 is as follows:

Balance at 3/31/04	$147,000
Additions to reserve	197,000
Use of reserve	(146,000)
Balance at 3/31/05	$198,000
Additions to reserve	251,000
Use of reserve	(164,000)
Balance at 3/31/06	$285,000

Deferred Taxes. Deferred tax assets and liabilities, net of valuation allowance in the amount of $82,000 and $85,000, respectively, in fiscal 2006 and 2005, reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.75% discount rate. Long-term deferred retirement benefit obligations amounted to $707,000 and $1,485,000, respectively, in fiscal 2006 and 2005. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income. In 2005, the Compensation Committee of the Board of Directors confirmed the level of retirement benefits under existing agreements for certain executive officers at amounts approximately $510,000 less than had been previously accrued. Based on an estimated average term to retirement of these officers of four years, the accrual was reduced by $129,000 in fiscal 2005, and, subject to other adjustments, similar reductions would occur in the next three fiscal years. The reduction in the accrual reduced general and administrative expense by that amount.

On December 29, 2005, the Company and certain of its subsidiaries entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with John J. Gioffre, the Company’s Chief Financial Officer. The Amended Employment Agreement amends and restates the existing Employment Agreement dated January 1, 1996 (the “Former Employment Agreement”), between the Company, these subsidiaries and Mr. Gioffre. The Amended Employment Agreement provides the terms and conditions for Mr. Gioffre’s continued employment with the Company until his planned retirement on June 30, 2006. In connection with the execution of the Amended Employment Agreement, the Company paid to Mr. Gioffre a $693,000 lump-sum retirement payment he would have been entitled to receive under the Former Employment Agreement had he retired on September 1, 2005, plus interest from that date at a rate equal to the Company’s cost of funds. The Company had previously accrued $816,000 in retirement benefit expense, and accordingly, the adjustment of $123,000 increased the Company’s results from operations for fiscal 2006. The Amended Employment Agreement terminates the Company’s obligations to pay any further retirement or death benefits to Mr. Gioffre. Pursuant to the Amended Employment Agreement, Mr. Gioffre is to be employed in his present capacities until June 30, 2006 with changes to his annual salary rate and bonus compensation.

Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from long-term fixed-price manufacturing projects are recognized on the percentage-of-completion method. The Company was not engaged in any long-term, fixed-price manufacturing projects in fiscal 2006 and 2005.

Valuation of Long-Lived Assets. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value. The Company has applied the discontinued operations provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets for the MAS operations and has reflected any remaining long-lived assets associated with the discontinued MAS subsidiary at zero fair market value at March 31, 2006 and 2005.

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

Seasonality

Global’s business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global’s revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by increasing international sales and broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and Global has been awarded two three-year extensions on the contract. In March 2003 and December 2005 Global, respectively, received a large scale, fixed-stand deicer contract from the City of Philadelphia and a large mobile deice equipment order from China, which the Company believes contributed to management’s plan to reduce seasonal fluctuation in revenues during fiscal 2004 and 2006. However, since these contracts have been completed, Global is more susceptible to the resumption of historical seasonal trends. The remainder of the Company’s business is not materially seasonal.

Fiscal 2006 vs. 2005

Consolidated revenue from continuing operations increased $9,529,000 (13.6%) to $79,529,000 for the fiscal year ended March 31, 2006 compared to the prior fiscal year. The increase in 2006 revenue primarily resulted from an increase in Global revenue of $7,394,000 (25.8%) to $36,081,000, combined with a $2,135,000 (5.2%) increase in air cargo revenue to $43,447,000 in fiscal 2006, as described in “Overview” above. The increase in Global’s revenue was primarily the result of an increase in the number of commercial deicing units sold by Global, in part due to the order from China received in December 2005. The increase in air cargo revenue was primarily the result of an increase in expenses that are passed through to the customer at cost.

Operating expenses from continuing operations increased $9,840,000 (14.8%) to $76,371,000 for fiscal 2006 compared to fiscal 2005. The net increase in operating expenses consisted of the following changes: cost of flight operations increased $2,295,000 (13.4%) primarily as a result of increased direct operating costs, including pilot salaries and related benefits, fuel, airport fees, and costs associated with pilot travel, due to increased cost of oil, flight schedule changes and increased administrative staffing due to fleet modernization and route expansion programs; maintenance expenses decreased $129,000 (0.7%) primarily as a result of decreases in cost of contract services, maintenance personnel, travel, and outside maintenance related to the completion of customer fleet modernization, partially offset by increased operating cost related to the route expansion; ground equipment costs increased $6,406,000 (28.5%), which included increased cost of parts and supplies and support personnel related to increased customer orders and $905,000 in remediation costs associated with the failure of one of Global’s deicing booms in Philadelphia; depreciation and amortization increased $49,000 (7.8%) as a result of purchases of capital assets. General and administra-tive expense increased $1,218,000 (14.6%) primarily as a result of a provision for bad debt expense, increased staffing and benefits, staff travel and profit sharing provision, offset by decreased professional fees due to a deferral in the implementation of SOX Section 404 compliance.

        On a segment basis, significant impacts on the Company’s operating results, comparing the fiscal year ended March 31, 2006 to its prior fiscal year, resulted from changes in both the ground equipment and air cargo sectors. In the fiscal year ended March 31, 2006, Global had operating income of $2,940,000, a 0.5% decrease compared to prior period operating income of $2,957,000. Global’s current fiscal year operating income decreased compared to its prior fiscal year primarily due to current period’s higher levels of commercial equipment orders, which more than offset the $905,000 in cost associated with the repair of deicing booms in Philadelphia. Operating income for the Company’s overnight air cargo operations was $2,234,000 in the fiscal year ended March 31, 2006, an increase of 4.3% from $2,143,000 in the prior fiscal year. The net increase in air cargo operating income was due to Federal Express’s 2004 decision to modernize the aircraft fleet being operated by MAC under dry-lease agreements by replacing older Fokker F-27 aircraft with newer ATR-42 and ATR-72 aircraft. MAC’s administrative fees which are based on the number of aircraft operated in active or stand-by service, although adversely affected in fiscal 2005 as a result of delays in the introduction of newer ATR aircraft which were not received in time to replace the older Fokker F-27 aircraft that were removed from service as they neared major scheduled maintenance, increased in fiscal 2006 as the ATR aircraft entered revenue service. F-27 revenue routes, affected by the delayed introduction of the ATR’s, were temporarily flown in fiscal 2005 by standby MAC and CSA aircraft or wet lease aircraft. MAC which had been engaged to assist in the certification and conversion of ATR aircraft from passenger to cargo configuration and had experienced a substantial increase in maintenance revenue in fiscal 2005, experienced a substantial decrease in maintenance revenue in fiscal 2006 due to the completion of work once the aircraft were placed in revenue service. The majority of these conversion activities, a portion of which represents cost of aircraft parts, have been billed to the customer without mark-up.

Earnings from continuing operations in fiscal 2006 and 2005, respectively, include $100,000 and $162,000 of residual cost related to the remaining MAS parts inventory to be sold on consignment and cost of leased facilities previously operated by MAS that the Company has been unable to sublease.
.
Non-operating expense increased a net $54,000 primarily due to increased interest expenses related to increased borrowings on the Company’s bank line partly offset by increased interest earned on investments.

Provision for income taxes decreased $315,000 (23.5%) primarily due to decreased pre-tax earnings and a reduction in tax provision in the fourth quarter of 2006 associated with the true-up of fixed asset tax differences included in deferred tax asset. See Note 15 of Notes to Consolidated Financial Statements. The provision for income taxes for the fiscal years ended March 31, 2006 and 2005 were different from the Federal statutory rates primarily due to the above mentioned fiscal 2006 true-up, state tax provisions and, to a lesser extent, permanent tax differences.

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

On a continuing operations segment basis, significant impacts on the Company’s operating results, comparing the fiscal year ended March 31, 2005 to its prior fiscal year, resulted from changes in both the ground equipment and air cargo sectors. In the fiscal year ended March 31, 2005, Global had operating income of $2,957,000, a 45.0% increase compared to prior period operating income of $2,040,000. Global’s fiscal 2005 operating income increased compared to its prior fiscal year primarily due to higher levels of military and commercial equipment orders in fiscal 2005, partly offset by the prior period completion of a large-scale airport contract for fixed-stand deicers. Operating income for the Company’s overnight air cargo operations was $2,143,000 in the fiscal year ended March 31, 2005, a decrease of 46.3% from $3,989,000 in the prior fiscal year. The net decrease in air cargo operating income was due to a combination of temporarily decreased administrative fees which resulted from delays in the introduction of replacement ATR aircraft, currently undergoing conversion to cargo configuration, as older cargo aircraft are phased out of service, and higher levels of current period administrative costs as additional staffing has been put in place to oversee the phase-in and operations of the newer aircraft and route restructuring.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company's working capital amounted to $11,080,000, an increase of $531,000 compared to March 31, 2005. The net increase primarily resulted from an increase in accounts receivable and decrease in accounts payable , partially offset by decreases in cash and cash equivalents, inventories and deferred tax asset.

In August 2005, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2007. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limit was amended to $8,000,000 from January 12, 2006 to April 30, 2006 and $7,000,000 from May 1, 2006 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of March 31, 2006, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2006, $8,000,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at March 31, 2006 was 4.83%. At March 31, 2006 there was no outstanding loan balance and at March 31, 2005, the amount outstanding against the line was $239,000.

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

The following table of material contractual obligations at March 31, 2006 summarizes the effect these obligations are expected to have on the Company’s cash flow in the future periods, as discussed below.

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years

Long-term bank debt	$824,000	$111,000	$238,000	$475,000
Operating leases	548,000	386,000	159,000	3,000
Capital leases	29,000	11,000	18,000	-
Deferred retirement obligation	111,000	58,000	53,000	-
Total	$1,512,000	$566,000	$468,000	$478,000

The respective years ended March 31, 2006, 2005 and 2004 resulted in the following changes in cash flow: operating activities provided $530,000, $3,273,000 and $2,205,000, investing activities used $355,000 and $375,000, respectively, in fiscal 2006 and 2005 and provided $652,000 in fiscal 2004 and financing activities used $970,000 and $2,477,000 in 2006 and 2004 and provided $140,000 in fiscal 2005. Net cash decreased $795,000 in 2006 and increased $3,038,000 and $380,000, respectively, in fiscal 2005 and 2004.

Cash provided by operating activities was $2,743,000 less for the year ended March 31, 2006, compared to fiscal 2005 principally due to decreased accounts payable and payment of an executive retirement obligation, partially offset by increased accounts receivable associated with increased air cargo billings and equipment sales. Cash used in investing activities for the year ended March 31, 2006 was approximately $20,000 less than fiscal 2005, principally due to decreased capital expenditures in the current year. Cash used by financing activities was $1,110,000 more in fiscal 2006 compared to fiscal 2005 principally due to the $975,000 financing of an airplane in 2005, $404,000 increased borrowings on line of credit and an increase of $132,000 in the current year’s dividend payment, offset by $356,000, repurchase of common stock in prior year.

During the fiscal year ended March 31, 2005 the Company repurchased 78,534 shares of its common stock for $356,796, as described above, under “Resignation of Executive Officer”. No stock repurchases were made in fiscal 2006.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board. On May 4, 2005, the Company declared a $0.25 per share cash dividend, to be paid on June 28, 2005 to shareholders of record June 11, 2005. On May 23, 2006 the Company declared a $.25 per share cash dividend, to be paid on June 28, 2006 to shareholders of record June 9, 2006.

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

On October 30, 2003, the Company terminated a $2,400,000 notional value 6.97% interest rate credit line swap, entered into in May 2001, for $97,500, the fair-market-value termination fee as of that date. The $22,000 balance included in accumulated other comprehensive income (loss) as of March 31, 2005 was ratably amortized into interest expense during fiscal 2006.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2006 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. At March 31, 2006 the Company was not in a borrowing position on its credit line

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years. As of March 31, 2006 $64,000 has been reflected as current liability and $46,000 has been reflected as long-term liability associated with this death benefit.

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

Impact of Inflation

The Company believes that the recent increases in inflation have not had a material effect on its manufacturing operations, because increased costs to date have been passed on to its customers. Under the terms of its air cargo business contracts the major cost components of its operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed, without markup by its customer. Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

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

Quantitative and Qualitative Disclosures About Market Risk is included in Item 7.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc.

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (“The Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dixon Hughes PLLC

Dixon Hughes PLLC

Charlotte, NC

June 26, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Air T, Inc.
Maiden, North Carolina

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Air T, Inc. and subsidiaries (the “Company”) for the year ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Charlotte, North Carolina
June 21, 2004

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005	2004
Operating Revenues (Note 11):
Overnight air cargo	$43,447,244	$41,312,475	$36,168,096
Ground equipment	36,081,387	28,686,963	19,828,749
	79,528,631	69,999,438	55,996,845

Operating Expenses:
Flight-air cargo	19,385,644	17,090,249	15,465,662
Maintenance-air cargo	17,824,277	17,953,353	13,863,329
Ground equipment	28,886,513	22,480,127	14,805,098
General and administrative (Note 7)	9,591,353	8,373,195	7,903,173
Depreciation and amortization	683,099	633,818	557,551
	76,370,886	66,530,742	52,594,813

Operating Income	3,157,745	3,468,696	3,402,032

Non-operating Expense (Income):
Interest	177,159	111,946	38,714
Deferred retirement expense (Note 13)	21,000	21,000	21,000
Investment income	(128,561)	(104,026)	(69,421)
Other	7,126	(6,616)	(114,399)
	76,724	22,304	(124,106)

Earnings From Continuing
Operations Before Income Taxes	3,081,021	3,446,392	3,526,138

Income Taxes (Note 12)	1,026,110	1,340,832	1,362,306

Earnings From Continuing
Operations	2,054,911	2,105,560	2,163,832

Loss From Discontinued Operations,
Net of Income Taxes (Note 10)	-	-	(425,970)

Net Earnings	$2,054,911	$2,105,560	$1,737,862

Basic Earnings (Loss) Per Share (Note 14):
Continuing Operations	$0.77	$0.79	$0.80
Discontinued Operations	-	-	(0.16)
Total Basic Net Earnings Per Share	$0.77	$0.79	$0.64

Diluted Earnings (Loss) Per Share (Note 14):
Continuing Operations	$0.77	$0.78	$0.80
Discontinued Operations	-	-	(0.16)
Total Diluted Net Earnings Per Share	$0.77	$0.78	$0.64

Weighted Average Shares Outstanding:
Basic	2,671,293	2,677,114	2,716,447
Diluted	2,671,779	2,692,880	2,727,919

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
ASSETS (Note 6)
Current Assets:
Cash and cash equivalents	$2,702,424	$3,497,659
Marketable securities (Note 2)	807,818	812,112
Accounts receivable, less allowance for
doubtful accounts of $481,837 in 2006 and
$267,194 in 2005	8,692,971	7,392,700
Notes and other non-trade receivables-current	104,086	116,288
Inventories (Note 3)	5,705,591	6,102,637
Deferred tax asset (Note 12)	576,640	568,870
Income taxes receivable	108,553	465,610
Prepaid expenses and other	334,064	77,447

Total Current Assets	19,032,147	19,033,323

Property and Equipment:
Furniture, fixtures and improvements	6,370,193	5,962,835
Flight equipment and rotables inventory	2,705,870	2,634,343
	9,076,063	8,597,178
Less accumulated depreciation	(5,907,520)	(5,439,142)
Property and Equipment, net	3,168,543	3,158,036

Deferred Tax Asset (Note 12)	194,996	389,771
Cash Surrender Value Of Life Insurance Policies	1,231,481	1,163,000
Notes And Other Non-Trade Receivables-Long-Term	214,653	310,160
Other Assets	81,537	54,635
Total Assets	$23,923,357	$24,108,925

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	March 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,354,713	$6,092,186
Accrued expenses (Note 5)	2,411,262	2,200,866
Current portion of long-term obligations (Notes 6, 7 & 13)	186,492	191,256
Total Current Liabilities	7,952,467	8,484,308

Capital Lease and Other Obligations (less current
portion) (Note 7)	50,577	29,546

Long-term Debt (Note 6)	712,883	1,024,052
Deferred Retirement Obligations (less current
portion) (Note 13)	707,388	1,485,466
Stockholders' Equity (Note 9):
Preferred stock, $1 par value, authorized
50,000 shares, none issued	-	-
Common stock, par value $.25; authorized
4,000,000 shares; 2,671,293
shares issued and outstanding
in 2006 and 2005	667,823	667,823
Additional paid in capital	6,939,357	6,939,357
Retained earnings	6,840,383	5,453,105
Accumulated other comprehensive income, net	52,479	25,268
Total Stockholders' Equity	14,500,042	13,085,553
Total Liabilities and Stockholders’ Equity	$23,923,357	$24,108,925

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,054,911	$2,105,560	$1,737,862
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in accounts receivable and inventory reserves	223,867	(48,563)	248,801
Depreciation and amortization	683,099	633,818	557,551
Change in cash surrender value of life insurance	(68,481)	-	-
Deferred tax provision	187,005	565,149	590,091
Periodic pension (benefit) cost	(27,207)	(1,288)	266,802
Warranty reserve	251,000	197,000	217,000
Change in assets and liabilities which provided (used) cash
Accounts receivable	(1,514,914)	(2,197,540)	1,137,112
Notes receivable and other non-trade receivables	107,709	123,273	(4,036)
Inventories	88,862	131,702	(784,773)
Prepaid expenses and other	(283,519)	(35,322)	(192,258)
Accounts payable	(737,473)	2,751,836	(1,153,568)
Accrued expenses	(98,516)	(254,255)	273,545
Deferred retirement obligation	(692,959)	-	-
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	(80,129)	(680,850)
Income taxes payable	357,057	(617,969)	(7,919)
Total adjustments	(1,524,470)	1,167,712	467,498
Net cash provided by operating activities	530,441	3,273,272	2,205,360
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets of discontinued operations	-	-	1,550,000
Net proceeds from sale of assets	7,124	20,655	362,500
Capital expenditures	(362,570)	(395,685)	(1,260,819)
Net cash (used in) provided by investing activities	(355,446)	(375,030)	651,681
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan (payments) proceeds	(99,918)	885,153	-
Net proceeds (repayments) on line of credit	(202,679)	133,559	(2,197,880)
Payment of cash dividend	(667,633)	(535,658)	-
Repurchase of common stock	-	(356,796)	(179,427)
Executive pension payment	-	(200,000)	(100,000)
Proceeds from exercise of stock options	-	213,710	-
Net cash (used in) provided by financing activities	(970,230)	139,968	(2,477,307)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(795,235)	3,038,210	379,734
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,497,659	459,449	79,715
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,702,424	$3,497,659	$459,449

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of assets-discontinued operations	$-	$-	$334,523
Capital leases entered into during fiscal year	39,200	-	51,361
Increase (decrease) in fair value of marketable securities	5,055	(91,247)	159,086
Change in fair value of derivatives	22,156	53,184	64,936
Settlement installments due former executive officer	-	-	200,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$215,457	$112,523	$109,050
Income taxes	473,144	1,411,989	515,418

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock (Note 9)		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income (Loss)	Equity

Balance, March 31, 2003	2,726,320	$681,580	$6,863,898	$2,529,556	$(464,052)	$9,610,982

Comprehensive Income:
Net earnings				1,737,862
Other comprehensive income:
Unrealized gain on securities					159,086
Pension liability adjustment					283,361
Change in fair value of derivatives					64,936
Total Comprehensive Income						2,245,245
Repurchase and retirement
of common stock	(39,493)	(9,874)	(29,619)	(139,934)		(179,427)
-
-

Balance, March 31, 2004	2,686,827	671,706	6,834,279	4,127,484	43,331	11,676,800

Comprehensive Income:
Net earnings				2,105,560
Other comprehensive income:
Unrealized loss on securities, net
of $20,000 income tax					(71,247)
Change in fair value of derivative					53,184
Total Comprehensive Income						2,087,497
Exercise of stock options	63,000	15,750	197,960			213,710
Repurchase and retirement
of common stock	(78,534)	(19,633)	(92,882)	(244,281)		(356,796)
-
-
Cash dividend ($0.20 per share)				(535,658)		(535,658)
Balance, March 31, 2005	2,671,293	667,823	6,939,357	5,453,105	25,268	13,085,553

Comprehensive Income:
Net earnings				2,054,911
Other comprehensive income:
Unrealized gain on securities					5,055
Change in fair value of derivative					22,156
Total Comprehensive Income						2,082,122
-
-
Cash dividend ($0.25 per share)				(667,633)		(667,633)
Balance, March 31, 2006	2,671,293	$667,823	$6,939,357	$6,840,383	$52,479	$14,500,042

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2006, 2005, AND 2004

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

Concentration of Credit Risk - The Company’s potential exposure to concentrations of credit risk consists of trade accounts and notes receivable, and bank deposits. Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers’ financial condition. Notes receivable payments are normally due monthly. The required allowance for doubtful accounts is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of past-due outstanding accounts receivables. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

At various times throughout the year, the Company has deposits with banks in excess of amounts covered by federal depository insurance. These financial institutions have strong credit ratings and management believes that the credit risk related to these deposits is minimal.

Substantially all of the Company’s customers are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer. The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and ground support equipment which provides equipment and services to approximately 90 customers, one of which is considered a major customer. The loss of a major customer would have a material impact on the Company’s results of operations. See Note 11 “Revenues From Major Customer”.

Cash Equivalents - Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Marketable Securities - Marketable securities consists solely of investments in mutual funds. The Company has classified marketable securities as available-for-sale and they are carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price.

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

                                Property and Equipment - Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments. Rotables inventory represents aircraft parts, which are repairable, capitalized and depreciated over their estimated useful lives. Depreciation and amortization are provided on a straight-line basis over the shorter of the asset’s useful life or related lease term. Useful lives range from three years for computer equipment and continue to seven years for flight equipment.

                Revenue Recognition - Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenue from long term fixed price construction projects is recognized on the percentage-of-completion method, in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. Revenues for contracts under percentage of completion are measured by the percentage of cost incurred to date to estimated total cost for each contract or workorder. Contract costs include all direct material and labor costs and overhead costs related to contract performance. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Such contracts generally have a customer retainage provision.

                Operating Expenses Reimbursed by Customer - The Company, under the terms of its air cargo dry-lease service contracts, passes through to its customer certain cost components of its operations without markup. The cost of flight crews, fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of operations.

Stock Based Compensation - Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than the beginning of the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on April 1, 2006, using the modified prospective method allowed by the statement.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The following table sets forth the pro-forma disclosures required in SFAS123:

	Year Ended March 31,
	2006	2005	2004

Net earnings	$2,054,911	$2,105,560	$1,737,862

Compensation expense, net of tax	(36,900)	(6,740)	-
Pro-forma net earnings	$2,018,011	$2,098,820	$1,737,862

Basic earnings per share	$0.77	$0.79	$0.64
Compensation expense, net of tax	(0.01)	-	-

Pro-forma basic earnings per share	$0.76	$0.79	$0.64

Diluted earnings per share	$0.77	$0.78	$0.64
Compensation expense, net of tax	(0.01)	-	-

Pro-forma diluted earnings per share	$0.76	$0.78	$0.64

Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, cash surrender value of life insurance, accrued expenses, and long-term debt approximate their fair value at March 31, 2006 and 2005.

Warranty Reserves- The company warranties its ground equipment products for up to a three-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. As of March 31, 2006 the Company’s warranty reserve amounted to $285,000.

Product warranty reserve activity during fiscal 2006 and fiscal 2005 is as follows:
Balance at 3/31/04	$147,000
Additions to reserve	197,000
Use of reserve	(146,000)
Balance at 3/31/05	$198,000
Additions to reserve	251,000
Use of reserve	(164,000)
Balance at 3/31/06	$285,000

Income Taxes - Deferred income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the liability approach. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company reviews the potential realization of all deferred tax assets on a periodic basis to determine the adequacy of its valuation allowance.

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

Reclassifications-Certain reclassifications have been made to fiscal 2005 amounts to conform to the current year.

2.	MARKETABLE SECURITIES

Marketable securities, with an adjusted cost basis of $730,345, which consist solely of mutual funds, amounted to $807,818 and $812,112, respectively, as of March 31, 2006 and 2005.

The Company did not realize any gains or losses on sales of marketable securities in fiscal 2006, 2005 and 2004. Unrealized gains reflected in other comprehensive income totaled $5,000 and $159,000, respectively, in fiscal 2006 and 2004. An unrealized loss of $71,000 was booked in fiscal 2005. As of March 31, 2006 and 2005, respectively, unrealized gains of $52,000 and $47,000, for 2006 and 2005, are included in accumulated other comprehensive income (loss).

   3. INVENTORIES

Inventories consist of the following:
	March 31,
	2006	2005
Aircraft parts and supplies	$621,111	$767,936
Aircraft equipment manufacturing:
Raw materials	4,178,451	3,844,875
Work in process	1,270,944	1,305,891
Finished goods	85,672	625,298
Total inventories	6,156,178	6,544,000
Reserves	(450,587)	(441,363)

Total, net of reserves	$5,705,591	$6,102,637

4.	UNCOMPLETED CONTRACTS

As of March 31, 2006 and 2005 there were no equipment construction contracts in process accounted for under the percentage of completion method.

   5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,
	2006	2005
Salaries, wages and related items	$1,260,059	$1,223,446
Profit sharing	421,310	343,000
Health insurance	309,108	274,731
Professional fees	73,800	100,160
Warranty reserves	284,741	198,083
Other	62,244	61,446

Total	$2,411,262	$2,200,866

   6. FINANCING ARRANGEMENTS

In August 2005, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2007. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limit was amended to $8,000,000 from January 12, 2006 to April 30, 2006 and $7,000,000 from May 1, 2006 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of March 31, 2006, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2006, $8,000,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at March 31, 2006 was 4.83%. At March 31, 2006 there was no outstanding loan balance and at March 31, 2005, the amount outstanding against the line was $239,000.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000. In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.

Maturities of long-term debt which include aircraft and other equipment financing, are as follows:

2007	$111,421
2008	116,551
2009	121,905
2010	474,427

$824,304

   7. LEASE COMMITMENTS

 The Company has operating lease commitments for office equipment and its office and maintenance facilities, as well as capital leases for certain office and other equipment.  The  Company leases its corporate offices from a Company controlled by certain Company officers for $11,255 per month under two five-year leases which expire in May 2006. Subsequent to year-end the Company agreed to an extension of its lease for an additional two-year period to May 2008.

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

Global leases its space under a lease which extends through August 2006; monthly rental will increase over the life of the lease, based on increases in the Consumer Price Index.

At March 31, 2006, future minimum annual lease payments under capital and non-cancellable operating leases with initial or remaining terms of more than one year are as follows:

	Capital	Operating
	Leases	Leases
2007	$13,203	$385,695
2008	13,203	157,141
2009	6,602	1,572
2010	-	1,572
2011	-	1,572
Total minimum lease payments	33,008	$547,552
less amount representing interest	3,955

Present value of lease payments	29,053
Less current maturities	10,751

Long-term maturities	$18,302

      Rent expense for operating leases totaled approximately $739,000, $721,000, and $704,000 for fiscal 2006, 2005 and 2004, respectively, and includes amounts to related parties of $135,060 in fiscal 2006 and 2005 and $132,260 in 2004.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

On October 30, 2003, the Company terminated a $2,400,000 notional value, 6.97% interest rate credit line swap which it entered into in May 2001 for $97,500, the fair-market-value termination fee as of that date. The $22,000 balance included in accumulated other comprehensive income (loss) as of March 31, 2005 was ratably amortized into interest expense during fiscal 2006.

   9. STOCKHOLDERS’ EQUITY

The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors. No preferred shares have been issued as of March 31, 2006.

The Company has granted options to purchase up to a total of 17,000 shares of common stock to certain Company non-employee directors at prices of $6.38 to $28.77 per share. As of March 31, 2006, under AirT’s 2005 Equity Incentive Plan, which was approved at the Company’s September 28, 2005 annual shareholders’ meeting, 235,000 shares remain available for issuance under future option grants. All options were granted at exercise prices which approximated the fair market value of the common stock on the date of grant. Options granted in fiscal 1999 and 2005 are fully vested and must be exercised within ten years of the vesting date. Options granted in fiscal 2006 will vest on September 27, 2006 and were therefore, not exercisable as of the Company’s fiscal year-end.

        The following table summarizes information about stock options at March 31, 2006:

Options Outstanding						Options Exercisable
			Weighted
			Average		Weighted		Weighted
Option		Number of	Remaining		Average	Number of	Average
Grant	Exercise	Options	Contractual		Exercise	Options	Exercise
date	Price	Outstanding	Life (Years	)	Price	Exercisable	Price

08/13/98	$6.38	1,000	2.4		$6.38	1,000	$6.38
10/14/04	28.77	1,000	8.6		28.77	1,000	28.77
09/28/05	10.15	15,000	9.5		10.15	-	-

		17,000	9.0		$11.02	2,000	$17.58

Option activity is summarized as follows:

		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding March 31, 2003	64,000	$3.44
Exercised	-	-
Issued	-	-
Outstanding March 31, 2004	64,000	3.44
Exercised	(63,000)	3.39
Issued	1,000	28.77
Outstanding March 31, 2005	2,000	17.58
Exercised	-	-
Issued	15,000	10.15
Outstanding March 31, 2006	17,000	$11.02

          The fair value of the stock options granted in fiscal 2006 and 2005 were estimated on the date of grant using the Black Scholes option-pricing model with the assumptions listed below. No options, except for 15,000 and 1,000 shares, respectively, granted to non-employee directors in fiscal 2006 and 2005, were granted since fiscal 2000.

	2006	2005
Weighted average fair value per option	$8.20	$6.74
Assumptions used:
Weighted average expected volatility	92.01%	86.41%
Weighted average expected dividend yield	1.90%	1.90%
Weighted average risk-free interest rate	3.86%	3.86%
Weighted average expected life, in years	10	9.5

During fiscal 2004 the Company suspended its stock repurchase program. Except for 118,027 shares repurchased in conjunction with the retirement of an executive officer (see Note 13), no common shares were repurchased in fiscal 2005 or 2006. Through March 31, 2006, the Company had repurchased and retired a total of 947,300 shares at a total cost of $3,973,265.

Other Comprehensive Income (Loss) activity during fiscal 2006, 2005 and 2004 is as follows:

	UnrealizedGain	Change in	Pension	Total Other
	(Loss) on	Fair Value of	Liability	Comprehensive
	Securities	Derivative	Adjustment	Income (Loss )

Balance at 3/31/03	$(40,415)	$(140,276)	$(283,361)	$(464,052)
Change	159,086	64,936	283,361	507,383
Balance at 3/31/04	118,671	(75,340.0)	-	43,331
Change	(71,247)	53,184	-	(18,063)
Balance at 3/31/05	47,424	(22,156)	-	25,268
Change	5,055	22,156	-	27,211
Balance at 3/31/06	$52,479	$-	$-	$52,479

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

Under the terms of the sale agreement, the Company also entered into a three-year consignment agreement granting the buyer an exclusive right to sell remaining MAS inventory not included in the sale transaction. Upon termination of the consignment agreement, all unsold inventory will be returned to the Company. Inventory on consignment under this agreement amounted to $431,000 as of March 31, 2006. The accompanying consolidated financial statements reflect the sale of certain MAS assets and the net operations of MAS as discontinued operations, net of tax for fiscal 2004.

A summary of the operating results reclassified as discontinued operations is as follows:

	2006	2005	2004
Revenue	$-	$-	$2,575,259
Operating earnings (loss)	-	-	(500,901)
Loss before income taxes	-	-	(698,902)
Income tax benefit	-	-	272,932
Net loss	$-	$-	$(425,970)

    11. REVENUES FROM MAJOR CUSTOMER

Approximately 54.6%, 59.0% and 64.5% of the Company’s revenues were derived from services performed for Federal Express Corporation in fiscal 2006, 2005 and 2004, respectively. In addition, approximately 17.8%, 23.7% and 16.4% of the Company’s revenues for fiscal 2006, 2005 and 2043 respectively, were generated from Global’s contract with the United States Air Force.

           12. INCOME TAXES

         The provision (benefit) for income taxes consists of:

	Year Ended March 31, 2006
	Continuing	Discontinued
	Operations	Operations	Total
Current:
Federal	$677,230	$-	$677,230
State	161,875	-	161,875
Total current	839,105	-	839,105
Deferred:
Federal	139,958	-	139,958
State	47,047	-	47,047
Total deferred	187,005	-	187,005

Total	$1,026,110	$-	$1,026,110

	Year Ended March 31, 2005
	Continuing	Discontinued
	Operations	Operations	Total
Current:
Federal	$661,545	$-	$661,545
State	114,138	-	114,138
Total current	775,683	-	775,683
Deferred:
Federal	434,022	-	434,022
State	131,127	-	131,127
Total deferred	565,149	-	565,149

Total	$1,340,832	$-	$1,340,832

	Year Ended March 31, 2004
	Continuing	Discontinued
	Operations	Operations	Total
Current:
Federal	$1,082,000	$(665,000)	$417,000
State	228,000	(147,000)	81,000
Total current	1,310,000	(812,000)	498,000
Deferred:
Federal	43,000	441,000	484,000
State	9,000	98,000	107,000
Total deferred	52,000	539,000	591,000

Total	$1,362,000	$(273,000)	$1,089,000

        The income tax provision for continuing operations was different from the amount computed using the statutory Federal income tax rate for the following reasons:

	2006		2005		2004
	$	%	$	%	$	%
Income tax provision at
U.S. statutory rate	$1,047,548	34.0%	$1,171,773	34.0%	$1,199,000	34.0%
State income taxes, net
of Federal benefit	137,888	4.5	161,874	4.7	163,000	4.6
Permanent differences, net	(26,314)	(0.9)	8,775	0.7	-	-
Other differences, net	(135,733)	(4.4)	-	-	-	-
Change in valuation
allowance	2,721	0.1	(1,590)	(0.1)	-	-

Income tax provision	$1,026,110	33.3%	$1,340,832	39.3%	$1,362,000	38.6%

        Deferred tax asset is comprised of the following components

	2006	2005
Net deferred tax asset
Warranty reserve	$107,297	$77,109
Accounts receivable reserve	182,608	105,089
Inventory reserve	174,977	181,132
Accrued insurance	23,596	26,384
Accrued vacation	155,611	175,970
Deferred compensation	290,796	603,296
Fixed assets	(201,416)	(229,924)
Loss carryforwards	104,160	108,295
Valuation allowance	(82,299)	(85,020)
Adjustment to Other Comprehensive Income	(20,000)	(20,000)
Other	36,306	16,310
Total	$771,636	$958,641

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2006 and 2005 consolidated balance sheets according to the classification of the related asset and liability. The Company has state net operating loss carryforwards as of March 31, 2006 with a tax affected amount of approximately $21,861. The state loss carryforwards will expire in varying periods through March 2025. At March 31, 2006 the Company had deferred tax assets of $21,557 for capital loss carryforwards and $60,742 for unrealized capital losses. The Company recorded a full valuation allowance on the deferred tax assets relating to these capital losses at March 31, 2006 and 2005 based on management’s belief that realization is unlikely.

        13. EMPLOYEE BENEFITS

    The Company has a 401(k) defined contribution plan (AirT 401(k) Retirement Plan). All employees of the Company are eligible to participate in the plan. The Company’s contribution to the 401(k) plan for the years ended March 31, 2006, 2005 and 2004 was $277,000, $251,000, and $231,000, respectively and was recorded in general and administrative expenses in the consolidated statements of operations.

        The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2006, 2005, and 2004 was $429,000, $343,000 and $487,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of operations.

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

In 2005, the Compensation Committee of the Board of Directors confirmed the level of retirement benefits under existing agreements for certain executive officers at amounts approximately $510,000 less than had been previously accrued. Based on an estimated average term to retirement of these officers of four years, the accrual was reduced by $129,000 in fiscal 2005, and, subject to other adjustments, similar reductions would occur in the next three fiscal years. The reduction in the accrual reduced general and administrative expense by that amount.

On December 29, 2005, Air T, Inc. and certain of its subsidiaries entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with John J. Gioffre, the Company’s Chief Financial Officer. The Amended Employment Agreement amends and restates the existing Employment Agreement dated January 1, 1996 (the “Former Employment Agreement”), between the Company, these subsidiaries and Mr. Gioffre. The Amended Employment Agreement provides the terms and conditions for Mr. Gioffre’s continued employment with the Company until his planned retirement on June 30, 2006. In connection with the execution of the Amended Employment Agreement, the Company paid to Mr. Gioffre a $693,000 lump-sum retirement payment he would have been entitled to receive under the Former Employment Agreement had he retired on September 1, 2005, plus interest from that date at a rate equal to the Company’s cost of funds. The Company had previously accrued $816,000 in retirement benefit expense, and accordingly, the adjustment of $123,000 which represents Mr. Gioffre’s unamortized portion of the retirement accrual reduction mentioned above, increased the Company’s results from operations for the quarterly period ending December 31, 2005. The Amended Employment Agreement terminates the Company’s obligations to pay any further retirement or death benefits to Mr. Gioffre.

Pursuant to the Amended Employment Agreement, Mr. Gioffre is to be employed in his present capacities until June 30, 2006 with changes to his annual salary rate and bonus compensation.

The following tables set forth the funded status of the Company’s supplemental retirement plan at March 31, 2006 and 2005 and the change in the projected benefit obligation during fiscal 2006 and 2005:

	March 31,
	2006	2005
Vested benefit obligation and accumulated benefit obligation	$575,877	$1,141,619
Projected benefit obligation	575,877	1,141,619
Plan assets at fair value	-	-

Projected benefit obligation greater than plan assets	575,877	1,141,619
Unrecognized prior service cost	104,457	258,951
Unrecognized actuarial gain (loss)	(19,099)	(19,169)

Accrued pension cost recognized in the
consolidated balance sheets	$661,235	$1,381,401

	2006	2005
Projected benefit obligation beginning of year	$1,141,619	$1,462,384
Service cost	37,381	40,528
Interest cost	54,634	59,457
Actuarial loss due to change in assumption	(499)	89,582
Non-cash adjustments due to amendment and settlement	35,701	(510,332)
Benefits paid	(692,959)	-
Projected benefit obligation end of year	$575,877	$1,141,619

In accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” the Company has no additional minimum liability at March 31, 2006 and 2005.

The projected benefit obligation was determined using an assumed discount rate of 5.75% at March 31, 2006 and 5.5% at March 31, 2005. The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

        Net periodic pension (benefit) expense for fiscal 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

Service cost	$37,381	$40,528	$72,789
Interest cost	54,634	59,457	113,510
Amortization of unrecognized prior
service cost and actuarial losses (gain)	4,130	(102,057)	99,714
(Gain) loss on settlement	(123,352)	784	(19,211)

Net periodic pension cost and (benefit)	$(27,207)	$(1,288)	$266,802

Projected benefit payments for fiscal years ending:
2007	$-
2008	-
2009	-
2010	794,000
2011	-

The Company’s former Chairman and CEO passed away on April 18, 1997. Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits is required to be paid to fulfill death benefit payments over 10 years after his death. As of March 31, 2006 and 2005, accruals related to the unpaid present value of the benefit amounted to approximately $110,000 and $168,000, respectively (of which approximately $46,000 and $104,000, respectively is included under deferred retirement obligations in the accompanying consolidated balance sheets). Net periodic pension costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

    14. NET EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of March 31, 2006 1,000 shares of outstanding stock options were anti-dilutive.

The computation of basic and diluted weighted average common shares outstanding is as follows:

	Year Ended March 31,
	2006	2005	2004

Basic	2,671,293	2,677,114	2,716,447
Incremental Shares From Stock Options	486	15,766	11,472
Diluted	2,671,779	2,692,880	2,727,919

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands except per share data)
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2006
Operating Revenues	$17,216	$18,136	$23,415	$20,762

Operating Income	$447	$465	$1,149	$1,097

Earnings Before Income Taxes	$449	$460	$1,107	$1,065

Net Earnings	$278	$264	$675	$838	(1)

Basic and Diluted Net Earnings per share	$0.10	$0.10	$0.25	$0.32

2005
Operating Revenues	$15,087	$16,366	$18,334	$20,212

Operating Income	$872	$911	$775	$911

Earnings Before Income Taxes	$868	$905	$764	$909

Net Earnings	$533	$538	$485	$550

Basic and Diluted Net Earnings per share	$0.20	$0.20	$0.18	$0.20

        (1) A true-up of timing differences in the fixed asset portion of deferred tax asset resulted in a reduction in the provision for income taxes in the Company's fourth quarter.

16.	SEGMENT INFORMATION

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

Segment data is summarized as follows:

	2006	2006	2005	2005	2004
		PRO-FORMA(1)		PRO-FORMA(1)
Operating Revenues:
Overnight Air Cargo	$43,447,244		$41,312,475		$36,168,096
Ground Equipment:
Domestic	24,209,747		28,036,100		18,976,445
International	11,871,640		650,863		852,304
Total Ground Equipment	36,081,387		28,686,963		19,828,749

Total	$79,528,631		$69,999,438		$55,996,845

Operating Income (loss) from
Continuing operations:
Overnight Air Cargo	$2,234,395	$3,089,141	$2,143,434	$2,998,180	$3,988,995
Ground Equipment	2,939,508	3,092,632	2,956,937	3,110,061	2,039,691
Corporate (2)	(2,016,158)	(3,024,028)	(1,631,675)	(2,639,545)	(2,626,654)
Total	$3,157,745	$3,157,745	$3,468,696	$3,468,696	$3,402,032

Identifiable Assets:
Overnight Air Cargo	$6,298,618		$7,312,183		$5,727,470
Ground Equipment	12,620,815		10,180,943		9,646,490
Corporate	5,003,924		6,615,799		3,093,449
Total	$23,923,357		$24,108,925		$18,467,409

Capital Expenditures, net:
Overnight Air Cargo	$272,071		$266,714		$1,101,355
Ground Equipment	37,030		34,256		75,775
Corporate	53,469		94,715		83,689
Total	$362,570		$395,685		$1,260,819

Depreciation and Amortization:
Overnight Air Cargo	$449,224		$435,534		$200,128
Ground Equipment	181,124		146,201		187,284
Corporate	52,751		52,083		170,139

Total	$683,099		$633,818		$557,551

(1)In fiscal 2005 the Company changed its method of allocating corporate administrative cost to its operating subsidiaries. The Company has disclosed above for fiscal 2006 and 2005 its operating income from continuing operations on both the new basis, and under Pro-Forma, the old basis of segmentation.
(2) Includes income from inter-segment transactions, eliminated in consolidation.

17.	COMMITMENTS AND CONTINGENCIES

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global for installation at the Philadelphia, Pennsylvania airport, and maintained by Global, collapsed on an Airbus 330 aircraft operated by U.S. Airways. While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured. The operator of the deicing boom has claimed to suffer injuries in connection with the collapse. Immediately following this incident, the remaining eleven fixed stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global.

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. Under this agreement, Global agreed to effect the repairs to these booms at its expense and has reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City of Philadelphia will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City of Philadelphia retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

On October 14, 2005, Global completed the repair, installation and recertification of ten of the deicing booms. Repair had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier. The additional repair work on that boom has been completed and the boom is awaiting delivery back to the airport. The carrier had initially undertaken that such further repair work would be at its expense, though the carrier has not yet approved the final expense of such repair work.

Global has been named as a defendant in two legal actions arising from the February 2005 boom collapse at the Philadelphia airport. In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against Global and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair of the damaged Airbus A330 aircraft and loss of use of the aircraft while it was being repaired. This matter is in the initial stage of discovery. In the second action, Emerson vs. Elliott Equipment Company, et al., pending in the Philadelphia County Court of Common Pleas, the boom operator is seeking to recover unspecified damages from Global and its subcontractor for injuries arising from the collapse of the boom. This matter was initiated on October 21, 2005 and is scheduled for trial in November 2007. The Company understands that the boom operator has recovered from his injuries and has returned to fulltime work. Global maintains product liability insurance in excess of the amount of the recoveries claimed above and is being defended in both of these matters by its product liability insurance carrier. Global’s insurance coverage does not extend to the costs incurred by Global to examine and repair the other 11 booms at the Philadelphia airport.

On August 4, 2005, Global commenced litigation in the Court of Common Pleas, Philadelphia County, Pennsylvania against Glazer Enterprises, Inc. t/a Elliott Equipment Company, Global’s subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover approximately $905,000 in costs incurred by Global in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005. That case has been removed to federal court and is pending before United States District Court for the Eastern District of Pennsylvania and has been assigned to the same judge before whom the U.S. Airways litigation is pending against Global. This matter is in the initial stage of discovery. The Company cannot provide assurance that it will be able to recover its repair expenses, or otherwise be successful, in this action.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 Dixon Hughes PLLC has served as the independent registered public accountants for the Company since November 17, 2004. Prior to the engagement of Dixon Hughes PLLC as the Company’s independent registered public accountants, Deloitte & Touche LLP had served in this capacity. On November 10, 2004, the Audit Committee of the Board of Directors of the Company decided to no longer engage, and thus on that date dismissed, Deloitte & Touche LLP as the Company's independent registered public accountants and to engage Dixon Hughes PLLC as the Company's independent registered public accountants to audit the financial statements of the Company for the fiscal year ending March 31, 2005. The audit report of Deloitte & Touche LLP on the financial statements of the Company for the fiscal year ended March 31, 2004 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the financial statements of the Company for the fiscal year ended March 31, 2004 and through the date of dismissal, the Company had no disagreement with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to such disagreement in their report for such period; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

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

There was no change in our internal control over financial reporting during or subsequent to the fourth fiscal quarter for the fiscal year ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B Other Information.

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport and additional office space from Little Mountain Airport Associates, Inc. (“Airport Associates”), a corporation whose stock is owned by William H. Simpson, John J. Gioffre, the estate of David Clark, three unaffiliated third parties and a former executive officer. Messrs. Simpson and Gioffre are executive officers and directors of the Company, and the Company’s Chairman and Chief Executive Officer, Walter Clark, is an executor and beneficiary of the estate of David Clark. The terms of these leases expired on May 31, 2006. On June 16, 2006, the Company and Airport Associates entered into an agreement to continue the lease of these facilities until May 31, 2008 at a monthly rental payment of $12,736.79. The lease agreement includes an option permitting the Company to renew the lease for an additional two-year period, with the monthly rental payment to be adjusted to reflect the Consumer Price Index (CPI) change from June 1, 2006 to April 1, 2008. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, ad valorem taxes and insurance.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    Walter Clark, age 49, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997. Mr. Clark also serves as a director of MAC and CSA and as the Chief Executive Officer of MAC. Mr. Clark was elected a director of the Company in April 1996. Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

    John J. Gioffre, age 62, has served as Vice President-Finance and Chief Financial Officer of the Company since April 1984 and as Secretary/Treasurer of the Company since June 1983. He has served as a director of the Company since March 1987. Mr. Gioffre also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA, Chief Financial Officer of MAC and as Vice President-Finance, Treasurer and Secretary of MACAS.

    William H. Simpson, age 58, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985. Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of MACAS.

    Claude S. Abernethy, Jr., age 79, was elected as director of the Company in June 1990. For the past five years, Mr. Abernethy has served as a Senior Vice President of IJL Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor. Mr. Abernethy is also a director of Carolina Mills, Inc. and Wellco Enterprises, Inc.

    Sam Chesnutt, age 71, was elected a director of the Company in August 1994. Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm. From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

    Allison T. Clark, age 50, has served as a director of the Company since May 1997. Mr. Clark has been self-employed in the real estate development business since 1987.

    George C. Prill, age 83, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984. Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, from November 1992 until 2001 and was retired from 1990 until that time. From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry. Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

    Dennis A. Wicker, age 53, has served as a director of the Company since October 2004. Mr. Wicker is a member of the law firm Helms, Mullis & Wicker PLLC, which he joined in 2001 following eight years of service as Lieutenant Governor of the State of North Carolina. Mr. Wicker is a member of the boards of directors of Coca-Cola Bottling Co. Consolidated and First Bancorp.

    J. Bradley Wilson, age 53, has served as a director of the Company since September 2005. Mr. Wilson serves as Executive Vice President, Chief Administrative Officer and Corporate Secretary of Blue Cross and Blue Shield of North Carolina, a health benefits company. He joined Blue Cross and Blue Shield of North Carolina in December 1995 and served as Senior Vice President and General Counsel until his appointment as Executive Vice President and Chief Administrative Officer in February 2005. Prior to joining Blue Cross and Blue Shield of North Carolina, Mr. Wilson served as General Counsel to Governor James B. Hunt, Jr. of North Carolina and in private practice as an attorney in Lenoir, North Carolina. Mr. Wilson also serves as Chairman of the Board of Directors of the North Carolina Railroad Company and as Chairman of the Board of Governors of the University of North Carolina.

    The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors. Allison Clark and Walter Clark are brothers.

   During the fiscal year ended March 31, 2006, each director received a director’s fee of $1,000 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof. Commencing April 1, 2006, members of the Audit Committee receive, in lieu of the $500 meeting fee, a monthly fee of $500, with the Chairman of the Audit Committee receives a monthly fee of $700. Pursuant to the Company’s 2005 Equity Incentive Plan (the “Plan”) each director who is not an employee of the Company received an option to purchase 2,500 shares of Common Stock at an exercise price of $10.15 per share (the closing bid price per share on the date of stockholder approval of the Plan.) The Plan provides for a similar option award to any director first elected to the board after the date the stockholders approved the Plan. Such options vest one year after the date they were granted and expire ten years after the date they were granted.

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

    To the Company’s knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2006 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, except that Mr. Wicker’s initial statement of beneficial ownership on Form 3 and a statement of change in beneficial ownership on Form 4 with respect to the award of options upon its election as a director were filed late and two Form 4 reports with respect to an aggregate of four sales transactions by Mr. Allison Clark were filed late.

Code of Ethics.

The Company has adopted a code of ethics applicable to its executive officers and other employees. A copy of the code of ethics is available on the Company’s internet website at http://www.airt.net. The Company intends to post waivers of and amendments to its code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on its Internet website.

Nominees.

    There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s proxy statement for its annual meeting of stockholders held on September 28, 2005.

Item 11. Executive Compensation.

The following table sets forth a summary of the compensation paid during each of the three most recent fiscal years to the Company’s Chief Executive Officer and to the two other executive officers on March 31, 2006 with total compensation of $100,000 or more.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal				All Other
Position	Year	Salary ($)(1)	Bonus ($)(2)	Compensation ($)(3)(4)

Walter Clark	2006	223,524	70220	2,610
Chief Executive Officer	2005	175,599	-	4,345
	2004	106,319	66,420	3,024

John J. Gioffre	2006	144,710	70220	700,635
Chief Financial Officer	2005	133,590	56,835	4,735
	2004	127,027	49,815	3,600

William H. Simpson	2006	209,107	70,220	5,469
Executive Vice President	2005	206,021	75,780	4,900
	2004	199,761	66,420	6,501

__________________________________________

(1)	Includes $76,500 in annual director fees in 2006, 2005 and 2004 and perquisites in aggregate amount no greater than ten percent of the officer’s base salary plus bonus.
(2)
Pursuant to their employment agreements, Messrs. Clark, Gioffre and Simpson are entitled to receive incentive compensation equal to two percent (2%) of the earnings before income taxes or extraordinary items reported each year by the Company in its Annual Report on Form 10-K (1.5% for Mr. Gioffre in 2004 and 2005). Mr. Clark waived receipt of incentive compensation for fiscal 2005.

(3)	Company matching contributions under the AirT, Inc. 401(k) retirement plan.
(4)	Mr. Gioffre’s Other Compensation includes $692,959 lump-sum retirement benefit.

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

EMPLOYMENT AGREEMENTS

Chief Executive Officer

On July 8, 2005, the Company entered into an employment agreement with Walter Clark to provide for his continued employment as the Company’s Chief Executive Officer. The agreement has an initial term of two years and renews for successive additional one-year periods on each anniversary of the date of the agreement unless either the Company or Mr. Clark gives notice of non-renewal within 90 days prior to that anniversary date. The agreement provides for an annual base salary of $200,000, subject to increases as subsequently determined by the Company’s Board of Directors or its Compensation Committee. In addition, the agreement provides for annual bonus compensation equal to 2% of the Company’s consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K. Payment of this bonus is to be made within 15 days after the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission. Under the agreement, Mr. Clark is entitled to participate in the Company’s general employee benefit plans, to receive four weeks of vacation per year and to use corporate passenger aircraft for personal use, with the requirement that he reimburse the Company for its costs in connection with his personal use of the aircraft to the extent those costs exceed $50,000 in any fiscal year.

The agreement provides that the Company may terminate Mr. Clark’s employment at any time and for any reason. However, if the Company terminates Mr. Clark’s employment other than for “disability” or “cause,” both as defined in the agreement, the Company is obligated to continue to pay Mr. Clark his then-current base salary for a period of two and one-half years, or at its election the Company can pay this amount in one lump-sum payment at the net present value of those payments, calculated by assuming an 8% discount rate. In addition, during that two and one-half year period the Company must continue to provide to Mr. Clark all health and welfare benefits as existed on the date of termination of Mr. Clark’s employment or, in the event that continuation of health benefits are not permitted under the Company’s health insurance policies, to pay for COBRA health insurance coverage. Mr. Clark is entitled to terminate his employment under the agreement at any time and for any reason. However, following a “change in control” of the Company, as defined in the agreement, if Mr. Clark terminates his employment for “good reason,” which is defined in the agreement and includes a substantial reduction in responsibilities, relocation, increased travel requirements and adverse changes in annual or long-term incentive compensation plans, he is entitled to receive the same base salary payments and continued health and welfare benefits as described above. The agreement provides that these base salary payments and continued health and welfare benefits are Mr. Clark’s sole remedy in connection with a termination of his employment.

The agreement also includes provisions obligating Mr. Clark to keep confidential the confidential information of the Company and its customers, to refrain from competing against the Company and from soliciting Company employees for period of one year after termination of his employment, and to assign to the Company inventions he may develop during the course of his employment.

Other Executive Officers

Effective January 1, 1996, the Company and each of its subsidiaries entered into employment agreements with John J. Gioffre and William H. Simpson, each of substantially similar form. Each of such employment agreements provides for an annual base salary $103,443 and $165,537 for Messrs. Gioffre and Simpson, respectively which may be increased upon annual review by the Compensation Committee of the Company’s Board of Directors. In addition, each such agreement provides for the payment of annual incentive bonus compensation equal to a percentage (1.5% and 2.0% for Messrs. Gioffre and Simpson, respectively) of the Company’s consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K. Payment of such bonus is to be made within 15 days after the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission. These employment agreements provide for limited perquisites, which consist of a $4,800 per year automobile allowance and participation in the Company’s general employee benefit plans.

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

On December 29, 2005, the Company and certain of its subsidiaries entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with Mr. Gioffre which amended and restated the then existing Employment Agreement dated January 1, 1996 (the “Former Employment Agreement”), between the Company, these subsidiaries and Mr. Gioffre. The Amended Employment Agreement provides the terms and conditions for Mr. Gioffre’s continued employment with the Company until his planned retirement on June 30, 2006. In connection with the execution of the Amended Employment Agreement, the Company paid to Mr. Gioffre a $692,959 lump-sum retirement payment he would have been entitled to receive under the Former Employment Agreement had he retired on September 1, 2005, plus interest from that date at a rate equal to the Company’s cost of funds. The Amended Employment Agreement terminates the Company’s obligations to pay any further retirement or death benefits to Mr. Gioffre. Pursuant to the Amended Employment Agreement, Mr. Gioffre is to be employed until June 30, 2006 at an annual salary of $134,550 and with bonus compensation equal to 2.0% of the Company’s consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of June 1, 2006 by each person that beneficially owns five percent or more of the shares of Common Stock. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership as of June 1, 2006	Percent Of Class
Common Stock, par value $.25 per share	Walter Clark(1) P.O. Box 488 Denver, North Carolina 28650	137,422(1)	5.1%
____________________________

(1)	Includes 76,500 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor .

The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2006. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
Shares and Percent of Common Stock Beneficially Owned as of June 1, 2006
Name	Position with Company	No. of Shares	Percent
Walter Clark	Chairman of the Board of Directors and Chief Executive Officer	137,422(1)	5.1%
John J. Gioffre	Vice President-Finance, Chief Financial Officer, Secretary and Treasurer, Director	-	-
William H. Simpson	Executive Vice President, Director	-	-
Claude S. Abernethy, Jr.	Director	-	-
Sam Chesnutt	Director	-	-
Allison T. Clark	Director	-	-
George C. Prill	Director	1,000(2)	-
Dennis Wicker	Director	1,000(2)	-
J. Bradley Wilson	Director	-	-
All directors and executive officers as a group (8 persons)	N/A	139,422(3)	5.2%
__________________________________________

(1)	Includes 102,000 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor .
(2)	Includes 1,000 shares under options granted by the Company.
(3)	Includes an aggregate of 2,000 shares of Common Stock members of such group have the right to acquire within 60 days.

This table summarizes share and exercise price information about equity compensation plans as of March 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	17,000	$11.02	235,000
Equity compensation plans not approved by security holders	None	N/A	N/A

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

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. (“Airport Associates”), a corporation whose stock is owned by William H. Simpson, John J. Gioffre, the estate of David Clark three unaffiliated third parties and a former executive officer. On May 31, 2001, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the Consumer Price Index. Upon the renewal, the monthly rental payment was increased from $8,073 to $9,155. The Company paid aggregate rental payments of $132,960 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2006. In May 2003 the Company leased additional office space from Airport Associates under terms similar to the above lease at a monthly rental payment of $2,100.  On June 16, 2006, the Company and Airport Associates entered into an agreement to continue the lease of these facilities until May 31, 2008 at a monthly rental payment of $12,736.79. The lease agreement includes an option permitting the Company to renew the lease for an additional two-year period, with the monthly rental payment to be adjusted to reflect the Consumer Price Index (CPI) change from June 1, 2006 to April 1, 2008. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, ad valorem taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

Item 14. Principal Accountants and Accounting Fees

Fees billed to the Company by its current independent registered public accountant, Dixon Hughes PLLC, and prior independent registered public accountant, Deloitte & Touche LLP, were as follows:

Audit Fees. Fees for audit service totaled $171,700 in fiscal 2006 ($154,700 for Dixon Hughes PLLC and $17,000 for Deloitte & Touche LLP) and $258,012 in fiscal 2005($34,000 for Dixon Hughes PLLC and $224,012 for Deloitte & Touche LLP). Audit fees for 2006 and 2005 included fees associated with annual year-end audit and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees. Fees for audit-related services totaled $4,000 in 2006 (for Dixon Hughes PLLC) and $43,233 in 2005($4,000 for Dixon Hughes PLLC and $39,233 for Deloitte & Touche LLP). Audit-related fees in 2006 and 2005 included fees associated with the audit of the Company’s employee benefit plan and accounting consultations regarding various compliance requirements, including the Sarbanes-Oxley Act of 2002.

Tax Fees. Tax related fees totaled $50,190 in 2006 (for Dixon Hughes PLLC) and $72,928 in 2005($8,000 for Dixon Hughes PLLC and $64,928 for Deloitte & Touche LLP), and were primarily related to preparation of year-end tax returns and consulting and advisory matters. This amount included fees for tax consulting and advisory services totaled $4,345 in 2006 and $20,413 in 2005, and were related to tax consultation services associated with various state and international tax matters.

All Other Fees. The Company was not billed by Dixon Hughes PLLC or Deloitte & Touche LLP for any other services during 2006 and 2005.

Consistent with SEC policies regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Company’s Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The policy is a part of the Audit Committee’s Charter. The independent auditor, management and the Audit Committee must meet on at least an annual basis to review the plans and scope of the audit and the proposed fees of the independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

1. Financial Statements

a. The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Reports of Independent Registered Public Accountants:
Report of Dixon Hughes PLLC
Report of Deloitte & Touche LLP
(ii)	Consolidated Balance Sheets as of March 31, 2006 and 2005.
(iii)	Consolidated Statements of Operations for each of the three years in the period ended March 31, 2006.
(iv)	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2006.
(v)	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2006.
(vi)	Notes to Consolidated Financial Statements.

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

10.4	Adoption Agreement regarding the Company’s Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1993*

10.5	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000*

10.6
Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995

10.7
Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996*

10.8
Amended and Restated Employment Agreement dated January 4, 2006 between the Company, Mountain Air Cargo Inc., CSA, Inc. and MAC Aviation Services, LLC and John J. Gioffre, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated January 4, 2006

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

10.17
Promissory Note dated as of August 31, 2005 made by the Company and its subsidiaries in favor of Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2005

10.18
Promissory Note dated January 12, 2006 made by the Company and its subsidiaries in favor of Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2006

10.19	Employment Agreement dated as of July 8, 2005 between the Company and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2005*

10.20
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the Securities and Exchange Commission on August 12, 2005*

10.21	Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan)*

10.22	Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan)*

10.23	Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan)*

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Deloitte & Touche LLP

        31.1 Certification of Walter Clark

31.2	Certification of John J. Gioffre

32.1	Section 1350 Certification
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

Date: June 16, 2006

By:  /s/ John J. Gioffre
John J. Gioffre, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 16, 2006

By:  /s/ Claude S. Abernethy
Claude S. Abernethy, Jr., Director

Date: June 16, 2006

By:  /s/ Allison T. Clark
Allison T. Clark, Director

Date: June 16, 2006

By:  /s/ Walter Clark
Walter Clark, Director

Date: June 16, 2006

By:  /s/ Sam Chesnutt
Sam Chesnutt, Director

Date: June 16, 2006

By:  /s/ John J. Gioffre
John J. Gioffre, Director

Date: June 16, 2006

By:  /s/ George C. Prill
George C. Prill, Director

Date: June 16, 2006

By:  /s/ William Simpson
William Simpson, Director

Date: June 16, 2006

By:  /s/ Dennis A. Wicker
Dennis Wicker, Director

Date: June 16, 2006

By: /s/ J. Bradley Wilson
J. Bradley Wilson, Director

Date: June 16, 2006

AIR T, INC.
EXHIBIT INDEX

                 Exhibit Number  Document

10.21	Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan)

10.22	Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan)

10.23	Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan)

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Walter Clark

31.2	Certification of John Gioffre

32.1	Section 1350 Certification