Form 10-Q
period 2006-06-30
AIR T INC
filed 2006-08-04
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

Yes __ X___ No ______

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

Yes______ No ___X___

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,671,293 Common Shares, par value of $.25 per share were outstanding as of July 28, 2006.

	AIR T, INC. AND SUBSIDIARIES

	INDEX
		PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the three-months ended
June 30, 2006 and 2005 (Unaudited)		3

Condensed Consolidated Balance Sheets at
June 30, 2006 (Unaudited)
and March 31, 2006		4

Condensed Consolidated Statements of Cash
Flows for the three-months
ended June 30, 2006 and 2005 (Unaudited)		5

Condensed Consolidated Statements of Stockholders’
Equity and Other Comprehensive Income for the
three-months ended June 30,
2006 and 2005(Unaudited)		6

Notes to Condensed Consolidated Financial
Statements (Unaudited)		7-13

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosure
	About Market Risk	19

Item 4.	Controls and Procedures	19-20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20-21

Item 6.	Exhibits	22

	Signatures	22

	Exhibit Index	23

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005
Operating Revenues:
Overnight air cargo	$8,575,952	$11,228,153
Ground equipment	7,507,857	5,988,148
	16,083,809	17,216,301

Operating Expenses:
Flight-air cargo	4,173,861	4,345,200
Maintenance-air cargo	3,098,683	5,273,977
Ground equipment	5,258,264	4,723,260
General and administrative	2,271,552	2,272,398
Depreciation and amortization	176,834	154,772
	14,979,194	16,769,607

Operating Income	1,104,615	446,694

Non-operating Expense (Income):
Interest	4,109	25,226
Deferred retirement expense	5,250	5,250
Investment income and other	(60,441)	(33,220)
	(51,082)	(2,744)

Earnings Before Income Taxes	1,155,697	449,438

Income Tax Expense	428,902	171,368

Net Earnings	$726,795	$278,070

Basic and Diluted Net Earnings Per Share	$0.27	$0.10

Weighted Average Shares Outstanding:
Basic	2,671,293	2,671,293
Diluted	2,671,732	2,671,896

See notes to consolidated financial statements.

 AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June30, 2006		March 31, 2006
ASSETS	(Unaudited	)	(Note	)
Current Assets:
Cash and cash equivalents	$5,757,184		$2,702,424
Marketable securities	796,005		807,818
Accounts receivable, less allowance
for doubtful accounts of $495,385 at June
30, 2006 and $481,837 at March 31, 2006	4,411,730		8,692,971
Income taxes receivable	-		108,553
Notes and other non-trade receivables-current	69,873		104,086
Inventories, net	6,973,331		5,705,591
Deferred tax assets	686,953		576,640
Prepaid expenses and other	122,942		334,064
Total Current Assets	18,818,018		19,032,147

Property and Equipment	8,376,786		9,076,063
Less accumulated depreciation	(5,896,781)		(5,907,520)
Property and Equipment, net	2,480,005		3,168,543

Deferred Tax Assets	163,344		194,996
Cash Surrender Value of Life Insurance Policies	1,248,481		1,231,481
Notes and Other Non-Trade Receivables-Long Term	237,871		214,653
Other Assets	46,001		81,537
Total Assets	$22,993,720		$23,923,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,779,712		$5,354,713
Income taxes payable	79,715		-
Accrued expenses	1,696,511		2,411,262
Current portion of long-term debt and obligations	180,834		186,492
Total Current Liabilities	6,736,772		7,952,467

Capital Lease Obligations (less current portion)	46,203		50,577
Long-Term Debt (less current portion)	937,582		712,883
Deferred Retirement Obligations (less current portion)	695,213		707,388

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-		-
Common stock, par value $.25; authorized 4,000,000 shares;
2,671,293 shares issued and outstanding	667,823		667,823
Additional paid in capital	6,970,107		6,939,357
Retained earnings	6,899,355		6,840,383
Accumulated other comprehensive income, net	40,665		52,479
	14,577,950		14,500,042
Total Liabilities and Stockholders’ Equity	$22,993,720		$23,923,357

Note: The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$726,795	$278,070
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in accounts receivable and inventory reserves	162,579	2,187
Depreciation and amortization	176,834	154,772
Increase in cash surrender value of life insurance	(17,000)	(25,000)
Deferred tax provision	(78,661)	-
Net periodic pension cost	2,303	19,999
Warranty reserve	(47,767)	(21,000)
Vesting of stock option expense	30,750	-
Change in assets and liabilities which provided (used) cash:
Accounts receivable	4,267,693	1,375,503
Notes receivable	10,995	37,033
Income taxes receivable/payable	188,268	146,589
Inventories	(871,035)	(757,203)
Prepaid expenses and other	246,658	11,696
Accounts payable	(575,001)	(1,139,523)
Accrued expenses and other current liabilities	(681,463)	263,243
Total adjustments	2,815,153	68,296
Net cash provided by operating activities	3,541,948	346,366
Cash flows from investing activities:
Capital expenditures	(34,032)	(107,007)
Net cash used in investing activities	(34,032)	(107,007)
Cash flows from financing activities:
Payments on aircraft term loan	(22,243)	(24,202)
Net borrowings on line of credit	280,211	417,555
Payments on capital leases	(43,301)	3,119
Payment of cash dividend	(667,823)	(667,633)
Net cash used in financing activities	(453,156)	(271,161)
Net increase (decrease) in cash & cash equivalents	3,054,760	(31,802)
Cash and cash equivalents at beginning of period	2,702,424	3,497,659
Cash and cash equivalents at end of period	$5,757,184	$3,465,857

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,518	$38,353
Income taxes	318,060	22,677

Summary of significant non-cash information:
Increase (decrease) in fair value of marketable securities, net of tax	$(11,814)	$26,041
Leased equipment transferred from inventory	(766,022)	(806,728)

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other		Total
			Paid-in	Earnings	Comprehensive		Stockholders'
	Shares	Amount	Capital		Income		Equity

Balance, March 31, 2005	2,671,293	$667,823	$6,939,357	$5,453,105	$25,268		$13,085,553

Comprehensive Income:
Net earnings				278,070
Change in investment value,
net of tax					26,041
Change in fair value of
derivative instruments, net of tax					13,296
Total Comprehensive Income							317,407
Cash dividend
($0.25 per share)				(667,633)			(667,633)

Balance, June 30, 2005	2,671,293	$667,823	$6,939,357	$5,063,542	$64,605		$12,735,327

					Accumulated
	Common Stock		Additional	Retained	Other		Total
			Paid-In	Earnings	Comprehensive		Stockholders'
	Shares	Amount	Capital		Income (Loss	)	Equity

Balance, March 31, 2006	2,671,293	$667,823	$6,939,357	$6,840,383	$52,479		$14,500,042

Comprehensive Income:
Net earnings				726,795
Change in investment value,
net of tax					(11,814)

Total Comprehensive Income							714,981

Cash dividend
($0.25 per share)				(667,823)			(667,823)
Vesting of stock options			30,750				30,750

Balance, June 30, 2006	2,671,293	$667,823	$6,970,107	$6,899,355	$40,665		$14,577,950

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Financial Statement Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2006 and the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and the Condensed Statements of Stockholders’ Equity and Comprehensive Income, for the three-months ended June 30, 2006 and 2005 have been prepared by Air T, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of June 30, 2006, and for prior periods presented, have been made.

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006. The results of operations for the period ended June 30 are not necessarily indicative of the operating results for the full year.

2. Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2006 and March 31, 2006 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for the respective three-months ended June 30, 2006 and 2005 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

3. Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of June 30, 2006 and 2005, 1,000 outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	June 30,
	2006	2005

Net earnings	$726,795	$278,070

Basic and Diluted Net Earnings Per Share	$0.27	$0.10

Weighted Average Shares Outstanding:
Basic	2,671,293	2,671,293
Plus: Incremental shares from stock options	439	603
Diluted	2,671,732	2,671,896

4. Inventories

Inventories consist of the following:

	June 30, 2006	March 31, 2006
Aircraft parts and supplies	$623,610	$621,111
Ground equipment manufacturing:
Raw materials	5,549,233	4,178,451
Work in process	805,466	1,270,944
Finished goods	594,640	85,672
Total inventory	7,572,949	6,156,178
Reserves	(599,618)	(450,587)

Total, net of reserves	$6,973,331	$5,705,591

5. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

At June 30, 2006, the Company had one stock option plan (the Plan) in effect, which is discussed more fully below. Prior to April 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three-month period ended June 30, 2005, as no options were granted during that period. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in the three month period ended June 30, 2006 included: (a) compensation cost for a quarter of all share-based payments granted prior to April 1, 2006, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.

As a result of adopting Statement 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006, was $30,750 and $18,476 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.28 and $0.28, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.27 and $0.27, respectively.

Prior to the adoption of Statement 123(R), the Company did not present tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

No options were granted under the Company’s stock option plan for the three months ended June 30, 2006 or 2005.

The compensation cost that had been charged against net income for the Plan was $18,476 and $-0- for the three months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was $12,274 and $-0- for the three months ended June 30, 2006 and 2005, respectively.

The Company’s Plan, which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; for employee options, the plan provides that awards generally vest one-third per year after the first anniversary date from the date of grant; for non-employee director options, those option awards vest one year after the date of grant; all options have 10-year contractual terms. Dividends are not paid on unexercised options. Certain options and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). No employee options have been awarded under the plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Dividend yields are based on the last three years’ dividends divided by the average high and low stock prices for the period. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months Ended
June 30, 2006
Expected volatility	92.01%
Expected dividends	1.90%
Expected term (in years)	10.0
Risk-free rate	3.86%

A summary of option activity under the Plan as of June 30, 2006, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Term (yrs	)	Value
Options
Outstanding at April 1, 2006	17,000	$11.02	9.9		$1,190
Granted	-	-			-
Exercised	-	-			-
Forfeited	-	-			-
Expired	-	-			-
Outstanding at June 30, 2006	17,000	$11.02	9.7		$1,190
Vested or expected to vest
at June 30, 2006	-	-	-		-
Exercisable at June 30, 2006	2,000	$17.58	5.3		$-

No options were granted or exercised during the three months ended June 30, 2006 and 2005.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the three months ended June 30, 2006, is presented below:

		Average
		Grant-Date
	Shares	Fair Value

Nonvested at April 1, 2006	15,000	$123,000
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2006	15,000	$123,000

As of June 30, 2006, there was $30,750 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized in the quarter ended September 30, 2006. No shares vested during the three months ended June 30, 2006 and 2005.

6. Warranty Reserves

The Company’s ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.

Product warranty reserve activity during the three-months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended
	June 30,
	2006	2005

Beginning balance	$285,000	$198,000
Additions and adjustments to reserve	(34,000)	(7,000)
Use of reserve	(14,000)	(14,000)
Ending balance	$237,000	$177,000

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

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2006 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at June 30, 2006, annual interest expense would have increased by approximately $2,800.

8. Financing Arrangements

In August 2005, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2007. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limit was amended to $8,000,000 from January 12, 2006 to April 30, 2006 and $7,000,000 from May 1, 2006 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of June 30, 2006, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2006, $6,185,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at June 30, 2006 was 5.33%. At June 30, 2006 $280,000 was outstanding against the line.

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

The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:
	Three Months Ended June 30,
	2006	2005

Operating Revenues
Overnight Air Cargo	$8,575,952	$11,228,153
Ground Equipment:
Domestic	7,470,357	5,905,398
International	37,500	82,750
Total Ground Equipment	7,507,857	5,988,148
Total	$16,083,809	$17,216,301

Operating Income (Loss)
Overnight Air Cargo	$462,538	$630,415
Ground Equipment	1,357,755	405,337
Corporate (1)	(715,678)	(589,058)
Total	$1,104,615	$446,694

Depreciation and Amortization
Overnight Air Cargo	$125,957	$103,697
Ground Equipment	39,040	34,496
Corporate	11,837	16,579
Total	$176,834	$154,772

Capital Expenditures, net
Overnight Air Cargo	$5,000	$63,629
Ground Equipment	-	10,219
Corporate	29,032	33,159
Total	$34,032	$107,007

	As of
	June 30, 2006	March 31, 2006
Identifiable Assets
Overnight Air Cargo	$4,401,493	$6,298,618
Ground Equipment	10,739,420	12,620,815
Corporate	7,852,807	5,003,924

Total	$22,993,720	$23,923,357

(1) Includes income from inter-segment transactions.

10. Commitments and Contingencies

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

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. Under this agreement, Global agreed to effect the repairs to these booms at its expense and reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City of Philadelphia will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City of Philadelphia retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

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

On August 4, 2005, Global commenced litigation in the Court of Common Pleas, Philadelphia County, Pennsylvania against Glazer Enterprises, Inc. t/a Elliott Equipment Company, Global’s subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover approximately $905,000 in costs incurred by Global in fiscal 2006 in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005. That case has been removed to federal court and is pending before United States District Court for the Eastern District of Pennsylvania and has been assigned to the same judge before whom the U.S. Airways litigation is pending against Global. This matter is in the initial stage of discovery. The Company cannot provide assurance that it will be able to recover its repair expenses, or otherwise be successful, in this action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, accounted for 53.3% and 65.2% of revenue for the three months ended June 30, 2006 and 2005, respectively. The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 46.7% and 34.8% of revenues for the three months ended June 30, 2006 and 2005, respectively.

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

Separate agreements cover the four types of aircraft operated by MAC and CSA for their customer—Cessna Caravan, ATR-42/72, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42/72 and Fokker F-27 aircraft (a total of 91 aircraft at June 30, 2006) are owned by and dry-leased from the Customer, and the Short Brothers SD3-30 aircraft (two aircraft at June 30, 2006) are owned by the Company.

The SD3-30’s are operated periodically under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

Agreements with the customer are renewable annually and may be terminated by the Customer at any time upon 15 to 30 days’ notice. The Company believes that the short term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. Loss of its contracts with the Customer would have a material adverse effect on the Company.

MAC and CSA’s revenues contributed approximately $8,576,000 and $11,228,000 to the Company’s revenues for the three-month periods ended June 30, 2006 and 2005, respectively, a current year decrease of approximately 24%. The decrease in revenues was related to a decrease in maintenance services and acquisition of aircraft parts, which were primarily attributed to wind-down and completion of the customer’s fleet modernization, associated with conversion of ATR aircraft from passenger to cargo configuration during fiscal 2006.

Global, which provides the remainder of the Company’s revenue, manufactures, services and supports aviation ground support and specialized military and industrial equipment on a worldwide basis. Global’s revenue contributed approximately $7,508,000 and $5,988,000 to the Company’s revenues for the three-month periods ended June 30, 2006 and 2005, respectively. The approximately 25% increase in revenues was primarily related to an increase in the number and a change in the mix of customer equipment orders completed during the current period.

 Global’s results in fiscal 2006 were adversely affected as the result of the collapse of one of twelve fixed-stand deicing booms sold by Global for installation at the Philadelphia airport as detailed in Note 10, Commitments and Contingencies. Following the collapse of the boom, Global undertook to examine and repair the eleven remaining booms and incurred expense of approximately $905,000 in fiscal 2006 in connection these activities. During the three-month period ended June 30, 2005 Global recorded approximately $373,000 in operating expenses in connection with its efforts to return the booms to service. No boom repair related costs were recorded in the quarter ended June 30, 2006. Although Global has initiated legal action to recover these expenses from its subcontractor, the Company cannot provide assurance of the amount or timing of any such recovery.

Outlook

The Company’s forecast for the remainder of fiscal 2007 suggests that, due to higher fuel cost and increasing rates of inflation, the commercial aviation market will continue to grow at a rate that is less than the rest of the economy. Continued international sales, military and Homeland Security budgets, pending funding approvals, and increased activity by outside service providers which have taken over the deicing responsibilities of several airlines and airports may help offset the expected lower-than-normal order levels from domestic passenger airline commercial customers. Company management currently anticipates that, although, its air cargo segment will continue to benefit from the increased administrative fees associated with its customer’s aircraft fleet modernization and route expansion throughout fiscal 2007, decreased maintenance revenues associated with the recent fleet modernization will reduce operating revenue and margins. Given the uncertainties associated with the above factors, the Company continues to operate in a highly unpredictable environment.

Based on the current general worldwide political, economic and industry outlook and cost cutting measures implemented during the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements throughout fiscal 2007. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets or sale of equity securities, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable.

Actual results for fiscal 2007 will depend upon a number of factors beyond the Company’s control, including, in part, the magnitude of future international orders, potential additional transition of the aircraft fleet operated for the Company’s air cargo customer, the timing, speed and magnitude of the economic recovery of the aviation industry, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and weather patterns.

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

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $495,000 and $482,000, respectively, as of June 30, 2006 and March 31, 2006, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $600,000 and $451,000, respectively, as of June 30, 2006 and March 31, 2006, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves. The Company warranties its ground equipment products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.

Product warranty reserve activity during three-months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended
	June 30,
	2006	2005

Beginning balance	$285,000	$198,000
Additions and adjustments to reserve	(34,000)	(7,000)
Use of reserve	(14,000)	(14,000)
Ending balance	$237,000	$177,000

Deferred Taxes. Net deferred tax assets are shown net of valuation allowance in the amount of $82,000, as of June 30, 2006 and March 31, 2006 to reflect the likelihood of the recoverability of certain of these assets. Company judgment of the recoverability of certain of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.75% discount rate. Long-term deferred retirement benefit obligations amounted to $695,000 and $707,000, respectively, as of June 30, 2006 and March 31, 2006. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

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

Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from long-term fixed price manufacturing projects are recognized on the percentage-of-completion method. The Company was not engaged in any long-term fixed-price contracts in the quarters ended June 30, 2006 and 2005.

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

Company Adoption Of Stock Based Compensation Reporting Under FAS 123(R)

At June 30, 2006, the Company had one stock option plan (the Plan) in effect, which is discussed more fully below. Prior to April 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three-month period ended June 30, 2005, as no options were granted during that period. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in the three month period ended June 30, 2006 included: (a) compensation cost for a quarter of all share-based payments granted prior to April 1, 2006, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.

As a result of adopting Statement 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006, was $30,750 and $18,476 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.28 and $0.28, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.27 and $0.27, respectively.

No options were granted under the Company’s stock option plan for the three months ended June 30, 2006 or 2005.

The compensation cost that had been charged against net income for the Plan was $18,476 and $-0- for the three months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was $12,274 and $-0- for the three months ended June 30, 2006 and 2005, respectively.

The Company’s Plan, which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 250,000 shares of common stock. The company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; for employee options, the plan provides that awards generally vest one-third per year after the first anniversary date from the date of grant; for non-employee director options, those option awards vest one year after the date of grant; all options have 10-year contractual terms. No employee options have been awarded under the plan. Dividends are not paid on unexercised options. Certain options and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula.

As of June 30, 2006, there was $30,750 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized in the quarter ended September 30, 2006. No shares vested during the three months ended June 30, 2006 and 2005.

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

Results of Operations

Consolidated revenue decreased $1,132,000 (6.6%) to $16,084,000 for the three-month period ended June 30, 2006 compared to its equivalent 2005 period. The decrease in revenues resulted from a $2,652,000 decrease in air cargo maintenance revenues, primarily related to decreased direct operating costs, passed through to the Company’s Customer at cost, and maintenance service revenues, as discussed above in Overview, offset by a $1,520,000 increase in the ground equipment revenue related to increased deicer sales, as discussed above in Overview.

Operating expenses decreased $1,790,000 (10.7%) to $14,979,000 for the three-month period ended June 30, 2006 compared to its equivalent 2005 period. The net decrease in operating expenses consisted of the following: cost of flight operations decreased $171,000 (3.9%) primarily as a result of decreased costs associated with flight department and pilot staffing and pilot travel due to completion of customer flight schedule changes; maintenance expense decreased $2,175,000 (41.3%) primarily as a result of decreases in the volume of aircraft parts purchased for ATR aircraft and cost of MAC and outside maintenance, maintenance personnel, cost of travel and contract services, related to customer fleet modernization; ground equipment operating expenses increased $535,000 (11.3%), as a result of the current quarter’s increase in customer orders, partially offset by $373,000 in costs related to the Philadelphia boom repairs booked by Global in the quarter ended June 30, 2005; depreciation and amortization increased $22,000 (14.3%) as a result of depreciation on purchases of capital assets; and general and administrative expense decreased $1,000 primarily as a result of decreased staff salaries and expense and professional fees, partially offset by an increase in employee’s profit sharing provision.

The current period’s increased operating income ($658,000) (147.0%) resulted primarily from higher equipment unit sales and order mix in the ground equipment sector, partly offset by decreased maintenance revenues associated with the air cargo segment.

Non-operating expense, net, decreased $48,000 as a result an increase of earnings on marketable securities and reduced interest expense due to lower levels of borrowing in the three-month period ended June 30, 2006.

Pretax earnings increased $706,000 for the three-month period ended June 30, 2006 compared to 2005, principally due to the above stated ground equipment segment’s increased sales offset by decreased maintenance revenue related to the air cargo segment.

The provision for income taxes for the three-month period ended June 30, 2006 increased $258,000 compared to the 2005 period, primarily due to increased current period pretax earnings.

Liquidity and Capital Resources

      As of June 30, 2006 the Company's working capital amounted to $12,080,000, an increase of $1,000,000 compared to March 31, 2006. The net increase primarily resulted from an increase in cash and cash equivalents and inventory and a decrease in accounts payable and accrual expenses, partially offset by a decrease in accounts receivable. The change in accounts receivable was principally the result of the timing of payment of certain accounts.

In August 2005, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2007. In order to more closely match the credit line’s limits to the Company’s financing needs, the credit line limit was amended to $8,000,000 from January 12, 2006 to April 30, 2006 and $7,000,000 from May 1, 2006 to expiration date. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of June 30, 2006, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2006, $6,185,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at June 30, 2006 was 5.33%. At June 30, 2006 $280,000 was outstanding against the line.

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

The respective three-month periods ended June 30, 2006 and 2005 resulted in the following changes in cash flow: operating activities provided $3,542,000 and $346,000 in 2006 and 2005, respectively, investing activities used $34,000 and $107,000 in 2006 and 2005, respectively, and financing activities used $453,000 and $271,000 in 2006 and 2005, respectively. Net cash increased $3,055,000 and decreased $32,000 during the three months ended June 30, 2006 and 2005, respectively.

Cash provided by operating activities was $3,196,000 more for the three-months ended June 30, 2006 compared to the similar 2005 period, principally due to decreased accounts receivables.

  Cash used in investing activities for the three-months ended June 30, 2006 was approximately $73,000 less than the comparable period in 2005 due to decreased current period capital expenditures.

Cash used in financing activities was $182,000 more in the 2006 three-month period than in the corresponding 2005 period due to a decrease in the current period line of credit borrowings.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $0.25 per share cash dividend in June 2006.

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

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2006 the Company had no derivative financial instruments outstanding. The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at June 30, 2006, annual interest expense would have increased by approximately $2,800.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of June 30, 2006, $64,000 has been reflected as a current liability and $32,000 has been reflected as a long-term liability associated with this death benefit.

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

There were no changes in the Company’s internal control over financial reporting during or subsequent to the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. Under this agreement, Global agreed to effect the repairs to these booms at its expense and reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provides that if Global performs its obligations under the agreement, the City of Philadelphia will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City of Philadelphia retains its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

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

Item 6. Exhibits

(a) Exhibits

        No.      Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10‑Q for the period ended September 30, 2001

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10‑K for the fiscal year ended March 31, 1994

10.1	Lease Agreement dated June 16, 2006 between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc.

31.1	Certification of Walter Clark

31.2	Certification of John J. Gioffre

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:  /s/ Walter Clark
    Walter Clark, Chief Executive Officer
    (Principal Executive Officer)
Date: August 3, 2006

By:  /s/ John J. Gioffre
    John J. Gioffre, Chief Financial Officer
    (Principal Financial and Accounting Officer)

Date: August 3, 2006

AIR T, INC.
EXHIBIT INDEX

Exhibit Number Document

10.1	Lease Agreement dated June 16, 2006 between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc.
31.1	Certification of Walter Clark
31.2	Certification of John J. Gioffre
32.1	Section 1350 Certification