Form 10-Q
period 2006-09-30
AIR T INC
filed 2006-11-13
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

Yes X No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer) in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer____ Accelerated Filer_____ Non-Accelerated Filer__X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No ___X___

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,671,293 shares of Common Stock, par value of $.25 per share were outstanding as of October 28, 2006. There is only one class of common stock outstanding.

This filing contains 28 pages.

	AIR T, INC. AND SUBSIDIARIES

	INDEX
		PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the three and six-months ended
September 30, 2006 and 2005 (Unaudited)		3

Condensed Consolidated Balance Sheets at
September 30, 2006 (Unaudited)
and March 31, 2006		4

Condensed Consolidated Statements of Cash
Flows for the six-months
ended September 30, 2006 and 2005 (Unaudited)		5

Condensed Consolidated Statements of Stockholders’
Equity and Other Comprehensive Income for the
six-months ended September 30,
2006 and 2005(Unaudited)		6

Notes to Condensed Consolidated Financial
Statements (Unaudited)		7-13

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosure
	About Market Risk	20

Item 4.	Controls and Procedures	20-21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21-22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	23

	Signatures	24

	Exhibit Index	25

	Officers’ Certifications	26-28

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Revenues:
Overnight air cargo	$8,646,307	$10,691,256	$17,222,259	$21,919,409
Ground equipment	6,074,798	7,444,609	13,582,655	13,432,757
	14,721,105	18,135,865	30,804,914	35,352,166

Operating Expenses:
Flight-air cargo	4,313,963	4,610,615	8,487,824	8,955,815
Maintenance-air cargo	3,111,313	4,183,880	6,209,996	9,457,857
Ground equipment	4,470,339	6,423,668	9,728,603	11,146,928
General and administrative	2,125,093	2,285,878	4,396,645	4,558,276
Depreciation and amortization	147,962	166,879	324,796	321,651
	14,168,670	17,670,920	29,147,864	34,440,527

Operating Income	552,435	464,945	1,657,050	911,639

Non-operating Expense (Income) Expense:
Interest, net	27,908	34,589	32,017	59,815
Deferred retirement expense	5,250	5,250	10,500	10,500
Investment income and other	(58,575)	(34,955)	(119,016)	(68,175)
	(25,417)	4,884	(76,499)	2,140

Earnings Before Income Taxes	577,852	460,061	1,733,549	909,499

Income Tax Expense	206,785	196,273	635,687	367,641

Net Earnings	$371,067	$263,788	$1,097,862	$541,858

Basic and Diluted Net Earnings Per Share	$0.14	$0.10	$0.41	$0.20

Weighted Average Shares Outstanding:
Basic	2,671,293	2,671,293	2,671,293	2,671,293
Diluted	2,671,635	2,671,770	2,671,684	2,671,833

See notes to condensed consolidated financial statements.

 AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006		March 31, 2006
ASSETS	(Unaudited	)	(Note	)
Current Assets:
Cash and cash equivalents	$4,204,820		$2,702,424
Marketable securities	826,364		807,818
Accounts receivable, less allowance
for doubtful accounts of $489,531 at September
30, 2006 and $481,837 at March 31, 2006	5,292,351		8,692,971
Income taxes receivable	366,991		108,553
Notes and other non-trade receivables-current	86,326		104,086
Inventories, net	10,841,773		5,705,591
Deferred tax assets	771,099		576,640
Prepaid expenses and other	262,662		334,064
Total Current Assets	22,652,386		19,032,147

Property and Equipment	7,626,915		9,076,063
Less accumulated depreciation	(5,644,202)		(5,907,520)
Property and Equipment, net	1,982,713		3,168,543

Deferred Tax Assets	119,531		194,996
Cash Surrender Value of Life Insurance Policies	1,265,482		1,231,481
Notes and Other Non-Trade Receivables-Long Term	225,657		214,653
Other Assets	50,407		81,537
Total Assets	$26,296,176		$23,923,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,760,682		$5,354,713
Accrued expenses	2,051,173		2,411,262
Current portion of long-term debt and obligations	182,355		186,492
Total Current Liabilities	7,994,210		7,952,467

Capital Lease Obligations (less current portion)	41,735		50,577
Long-Term Debt (less current portion)	2,539,459		712,883
Deferred Retirement Obligations (less current portion)	683,038		707,388

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-		-
Common stock, par value $.25; authorized 4,000,000 shares;
2,671,293 shares issued and outstanding	667,823		667,823
Additional paid in capital	7,028,465		6,939,357
Retained earnings	7,270,422		6,840,383
Accumulated other comprehensive income, net	71,024		52,479
Total Stockholders' Equity	15,037,734		14,500,042
Total Liabilities and Stockholders’ Equity	$26,296,176		$23,923,357

Note: The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,097,862	$541,858
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Change in accounts receivable and inventory reserves	238,169	(141,026)
Depreciation and amortization	324,796	321,651
Increase in cash surrender value of life insurance	(34,001)	-
Deferred tax provision	(118,994)	(33,501)
Net periodic pension cost	4,606	35,998
Warranty reserve	(67,464)	(11,770)
Vesting of stock option expense	89,108	-
Change in assets and liabilities which provided (used) cash:
Accounts receivable	3,392,926	(875,344)
Notes receivable	6,756	64,363
Income taxes receivable/payable	(258,438)	342,937
Inventories	(4,442,843)	(1,822,499)
Prepaid expenses and other	102,532	(750,545)
Accounts payable	405,969	98,618
Accrued expenses and other current liabilities	(317,226)	(171,794)
Total adjustments	(674,104)	(2,942,912)
Net cash provided by (used in) operating activities	423,758	(2,401,054)
Cash flows from investing activities:
Capital expenditures	(67,136)	(193,905)
Net cash used in investing activities	(67,136)	(193,905)
Cash flows from financing activities:
Payments on aircraft term loan	(51,568)	(49,369)
Net borrowings on line of credit	1,906,161	1,989,372
Payments on capital leases	(40,996)	-
Payment of cash dividend	(667,823)	(667,633)
Net cash provided by financing activities	1,145,774	1,272,370
Net increase (decrease) in cash & cash equivalents	1,502,396	(1,322,589)
Cash and cash equivalents at beginning of period	2,702,424	3,497,659
Cash and cash equivalents at end of period	$4,204,820	$2,175,070

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,317	$84,942
Income taxes	1,011,155	54,924

Summary of significant non-cash information:
Increase (decrease) in fair value of marketable securities, net of tax	$18,545	$10,920
Leased equipment transferred to inventory	1,476,708	355,463

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other		Total
			Paid-In	Earnings	Comprehensive		Stockholders'
	Shares	Amount	Capital		Income		Equity

Balance, March 31, 2005	2,671,293	$667,823	$6,939,357	$5,453,105	$25,268		$13,085,553

Comprehensive Income:
Net earnings				541,858
Change in investment value,
net of tax					10,920
Change in fair value of
derivative instruments, net of tax					22,160
Total Comprehensive Income							574,938
Cash dividend
($0.25 per share)				(667,633)			(667,633)

Balance, September 30, 2005	2,671,293	$667,823	$6,939,357	$5,327,330	$58,348		$12,992,858

					Accumulated
	Common Stock		Additional	Retained	Other		Total
			Paid-In	Earnings	Comprehensive		Stockholders'
	Shares	Amount	Capital		Income (Loss	)	Equity

Balance, March 31, 2006	2,671,293	$667,823	$6,939,357	$6,840,383	$52,479		$14,500,042

Comprehensive Income:
Net earnings				1,097,862
Change in investment value,
net of tax					18,545
Total Comprehensive Income							1,116,407
-
-
Cash dividend
($0.25 per share)				(667,823)			(667,823)
Vesting of stock options			89,108				89,108

Balance, September 30, 2006	2,671,293	$667,823	$7,028,465	$7,270,422	$71,024		$15,037,734

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by Air T, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of September 30, 2006, and for prior periods presented, have been made.

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006. The results of operations for the period ended September 30 are not necessarily indicative of the operating results for the full year.

2. Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2006 and March 31, 2006 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for the respective three and six months ended September 30, 2006 and 2005 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

3. Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of September 30, 2006 and 2005, 1,000 outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$371,067	$263,788	$1,097,862	$541,858

Basic and Diluted Net Earnings Per Share	$0.14	$0.10	$0.41	$0.20

Weighted Average Shares Outstanding:
Basic	2,671,293	2,671,293	2,671,293	2,671,293
Plus: Incremental shares from stock options	342	477	391	540
Diluted	2,671,635	2,671,770	2,671,684	2,671,833

4. Inventories

Inventories consist of the following:

	September 30, 2006	March 31, 2006
Aircraft parts and supplies	$637,259	$621,111
Ground equipment manufacturing:
Raw materials	9,210,182	4,178,451
Work in process	853,243	1,270,944
Finished goods	822,151	85,672
Total inventory	11,522,835	6,156,178
Reserves	(681,062)	(450,587)

Total, net of reserves	$10,841,773	$5,705,591

5. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material effect on the Company’s consolidated financial statements.

6. Stock-Based Compensation

At September 30, 2006, the Company had one stock option plan (the Plan) in effect, which is discussed more fully below. Prior to April 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six-month periods ended September 30, 2005, as no options were granted during those periods. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in the three and six-month periods ended September 30, 2006 included: (a) compensation cost for a proportional amount of all share-based payments granted prior to April 1, 2006, but not yet vested until September 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.

As a result of adopting Statement 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three and six months ended September 30, 2006, were, respectively, $58,358 and $35,015 and $89,108 and $53,465 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Compensation expense as a result of stock options affected basic and diluted earnings per share by $.01 and $.02, respectively, for the three and six months ended September 30, 2006.

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

A total of 209,000 options were granted under the Company’s stock option plan during the three-month period ended September 30, 2006.

The compensation cost that had been charged against net income for the Plan was, respectively, $58,358 and $89,108 for the three and six months ended September 30, 2006. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was, respectively, $23,343 and $35,643 for the three and six months ended September 30, 2006.

The Company’s Plan, which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; for employee options, the plan provides that awards generally vest one-third per year after the first anniversary date from the date of grant; for non-employee director options, those option awards vest one year after the date of grant; options generally have 10-year contractual terms. Dividends are not paid on unexercised options. Certain options and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of September 30, 2006, 224,000 employee options have been awarded under the Plan. In addition to 15,000 options granted in fiscal 2006, 197,000 options were granted on August 15, 2006 at an exercise price of $8.29 per share, one-third vest one year from dated of grant, and one-third for each year after, and 12,000 options were granted on August 17, 2006 at an exercise price of $8.52 per share which vest on the first anniversary of the date of grant.

The weighted average grant date fair value of options granted during the three month period ended September 30, 2006 was $4.86. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Dividend yields are based on the last three years’ dividends divided by the average high and low stock prices for the period. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. See Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for details regarding prior year option awards.

Six Months Ended
September 30, 2006
Expected volatility	73.79%
Expected dividends	1.10%
Expected term (in years)	2.50-5.00
Risk-free rate	4.74%

A summary of option activity under the Plan as of September 30, 2006, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Term (yrs	)	Value
Options
Outstanding at April 1, 2006	17,000	$11.02	8.51		$1,130
Granted	209,000	8.30	9.61		392,250
Exercised	-	-			-
Forfeited	-	-			-
Expired	-	-			-
Outstanding at September 30, 2006	226,000	$8.51	9.53		$393,380
Vested or expected to vest
at September 30, 2006	17,000	11.02	8.51		(14,340)

Exercisable at September 30, 2006	17,000	$11.02	8.51		$(14,340)

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the six months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at April 1, 2006	15,000	$84,915
Granted	209,000	1,016,972
Vested	(15,000)	(84,915)
Forfeited	-	-
Nonvested at September 30, 2006	209,000	1,016,972

As of September 30, 2006, there was $969,782 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next twelve quarters ended September 30, 2009. A total of 15,000 shares vested during the six months ended September 30, 2006 and no shares vested during the six months ended September 30, 2005.

7. Warranty Reserves

The Company’s ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly.

Product warranty reserve activity during the three and six-months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Beginning balance	$237,000	$177,000	$285,000	$198,000
Additions and adjustments to reserve	24,000	62,000	(5,000)	55,000
Use of reserve	(44,000)	(29,000)	(63,000)	(43,000)
Ending balance	$217,000	$210,000	$217,000	$210,000

8. Financing Arrangements

In August 2006, the Company was advised by its lender that the expiration date of its $7,000,000 secured long-term revolving credit line had been extended to August 31, 2008. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of September 30, 2006, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2006, $4,427,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at September 30, 2006 was 5.32%. At September 30, 2006, $1,909,000 was outstanding against the line.

The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at September 30, 2006, annual interest expense would have increased by approximately $19,000.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

9. Segment Information

The Company operates three subsidiaries in two business segments, overnight air cargo and ground equipment. Each business segment has separate management teams and infrastructures that offer different products and services. The overnight air cargo segment encompasses services provided primarily to one customer, FedEx Corporation, and the ground equipment segment encompasses the operations of Global Ground Support, LLC (“Global”).

The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Operating Revenues
Overnight Air Cargo	$8,646,307	$10,691,256	$17,222,259	$21,919,409
Ground Equipment:
Domestic	5,509,884	6,266,201	12,980,241	12,171,599
International	564,914	1,178,408	602,414	1,261,158
Total Ground Equipment	6,074,798	7,444,609	13,582,655	13,432,757
Total	$14,721,105	$18,135,865	$30,804,914	$35,352,166

Operating Income (Loss)
Overnight Air Cargo	$360,102	$869,655	$822,640	$1,500,070
Ground Equipment	643,578	91,486	2,001,333	496,823
Corporate (1)	(451,245)	(496,196)	(1,166,923)	(1,085,254)
Total	$552,435	$464,945	$1,657,050	$911,639

Depreciation and Amortization
Overnight Air Cargo	$123,395	$119,701	$249,352	$223,398
Ground Equipment	9,773	33,054	48,813	67,550
Corporate	14,794	14,124	26,631	30,703
Total	$147,962	$166,879	$324,796	$321,651

Capital Expenditures, net
Overnight Air Cargo	$26,775	$81,891	$31,775	$145,520
Ground Equipment	-	2,670	-	12,889
Corporate	6,329	2,337	35,361	35,496
Total	$33,104	$86,898	$67,136	$193,905

	As of
	September 30, 2006	March 31, 2006
Identifiable Assets
Overnight Air Cargo	$4,727,060	$6,298,618
Ground Equipment	15,091,329	12,620,815
Corporate	6,477,787	5,003,924

Total	$26,296,176	$23,923,357

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

On October 11, 2005, Global completed the repair, installation and recertification of ten of the deicing booms. Repair had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier. The additional repair work on that boom has been completed and the boom has been delivered back to the airport. The carrier had initially undertaken that such further repair work would be at its expense, though the carrier now disclaims liability for the full costs associated with the damage to the eleventh boom. Global has initiated litigation against the carrier to recover its costs related to the damage to the eleventh boom.

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

    On August 8, 2006, Global commenced litigation in the United States District Court for the Eastern District of Pennsylvania (Global Ground Support, LLC v. Sautter Crane Rental, Inc.), Civil Action No. 06-CV-03511) seeking to recover all damages and losses incurred as a result of the damage that occurred to the 135 foot deicing boom while in transit back to the Philadelphia International Airport. In that action, Global seeks damages in excess of $300,000. That matter is in its initial stages, but has been assigned to the same Judge who is hearing the other US Airways/Global/Elliott Equipment cases. The Company cannot provide assurance that it will be able to recover all of its damages and losses, or otherwise be successful, in this action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, accounted for 55.9% and 62.0% of revenue for the six months ended September 30, 2006 and 2005, respectively. The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 44.1% and 38.0% of revenues for the six months ended September 30, 2006 and 2005, respectively.

MAC and CSA provide short-haul express air freight services primarily to one customer, FedEx Corporation (the Customer). Under the terms of its Customer’s dry-lease service agreements which currently cover approximately 99% of the revenue aircraft operated, the Company charges an administrative fee and passes through to its customer certain other cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.

Separate agreements cover the four types of aircraft operated by MAC and CSA for their customer—Cessna Caravan, ATR-42/72, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42/72 and Fokker F-27 aircraft (a total of 92 aircraft at September 30, 2006) are owned by and dry-leased from the Customer, and the Short Brothers SD3-30 aircraft (two aircraft at September 30, 2006) are owned by the Company.

The SD3-30’s are operated periodically under wet-lease arrangements with the Customer. Pursuant to such agreements, the Customer determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

Agreements with the customer which are renewable on two to five year terms, may be terminated by the Customer at any time upon 30 days’ notice. The Company believes that the short term and other provisions of its agreements with the Customer are standard within the air freight contract delivery service industry. Loss of its contracts with the Customer would have a material adverse effect on the Company.

MAC and CSA’s revenues contributed approximately $17,222,000 and $21,919,000 to the Company’s revenues for the six-month periods ended September 30, 2006 and 2005, respectively, a current year decrease of approximately 21%. The decrease in revenues was primarily related to a decrease in maintenance services and acquisition of aircraft parts, which were attributed to wind-down and completion of the customer’s fleet modernization, associated with conversion of ATR aircraft from passenger to cargo configuration during fiscal 2006.

Global, which provides the remainder of the Company’s revenue, manufactures, services and supports aviation ground support and specialized military and industrial equipment on a worldwide basis. Global’s revenues contributed approximately $13,583,000 and $13,433,000 to the Company’s revenues for the six-month periods ended September 30, 2006 and 2005, respectively. The approximately 1% increase in revenues was attributed to increased service revenues, partially offset by lower product sales revenues during the current period. Although the overall total number of units produced remained level for the quarters ended June 30 and September 30, 2006, changes in the mix of commercial and military orders and current production cost, respectively, resulted in decreased product sales revenues and increased operating margins for the quarter ended September 30, 2006.

 Global’s results in fiscal 2006 were adversely affected as the result of the collapse of one of twelve fixed-stand deicing booms sold by Global for installation at the Philadelphia airport as detailed in Note 10, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of this report. Following the collapse of the boom, Global undertook to examine and repair the eleven remaining booms and incurred expense of approximately $905,000 in fiscal 2006 in connection with these activities. During the three and six-month periods ended September 30, 2005 Global recorded approximately $415,000 and $788,000, respectively, in operating expenses in connection with its efforts to return the booms to service. No boom repair related costs were recorded in the three or six months ended September 30, 2006. Although Global has initiated legal action to recover these expenses from its subcontractor, the Company cannot provide assurance of the amount or timing of any such recovery.

Outlook

Due to an increase in the number of commercial deicing unit orders received, and in part filled during the three-month period ended September 30, 2006, the Company currently forecasts the domestic commercial aviation market will grow at a rate closer to the rest of the economy than was previously expected. Although international sales, which have been lower in the current year-to-date period compared to the similar period last year, are more difficult to predict, the Company currently anticipates is that fiscal 2007 international sales will not match the level of fiscal 2006’s international revenues. Company management anticipates that the decreased level of maintenance revenues experienced year-to-date, associated with the recent completion of its customers’ current fleet modernization, will continue to reduce air cargo revenues and operating margins throughout the remainder of fiscal 2007 as compared to fiscal 2006. Cost cutting measures implemented during fiscal 2007 are expected to partially offset the effect of reduced maintenance revenues during the remainder of the current fiscal year.

Based on the current general worldwide political, economic and industry outlook and cost cutting measures implemented during the fiscal 2007, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will adequately meet its current and anticipated working capital requirements throughout fiscal 2007. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets or sale of equity securities, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable.

Actual results for fiscal 2007 will depend upon a number of factors beyond the Company’s control, including, in part, the magnitude of future international orders, potential additional transition of the aircraft fleet operated for the Company’s air cargo customer, the timing, speed and magnitude of the economic recovery of the aviation industry based in-part on the price of oil, military funding of pending future equipment orders, future levels of commercial aviation capital spending, future terrorists acts and weather patterns.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, warranty reserves, deferred tax asset valuation, retirement benefit obligations, valuation of revenue recognized under the percentage-of-completion method, valuation of long-lived assets and valuation of stock based compensation.

Following is a discussion of critical accounting policies and related management estimates and assumptions.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $490,000 and $482,000, respectively, as of September 30, 2006 and March 31, 2006, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $681,000 and $451,000, respectively, as of September 30, 2006 and March 31, 2006, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves. The Company warranties its ground equipment products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.

Product warranty reserve activity during three and six-months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Beginning balance	$237,000	$177,000	$285,000	$198,000
Additions and adjustments to reserve	24,000	62,000	(5,000)	55,000
Use of reserve	(44,000)	(29,000)	(63,000)	(43,000)
Ending balance	$217,000	$210,000	$217,000	$210,000

Deferred Taxes. Net deferred tax assets are shown net of valuation allowance in the amount of $85,000 and $82,000, as of September 30, 2006 and March 31, 2006, respectively, to reflect the likelihood of the recoverability of certain of these assets. Company judgment of the recoverability of certain of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.75% discount rate. Long-term deferred retirement benefit obligations amounted to $666,000 and $661,000, respectively, as of September 30, 2006 and March 31, 2006. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and title has passed to customers. Revenues from long-term fixed price manufacturing projects are recognized on the percentage-of-completion method. The Company was not engaged in any long-term fixed-price contracts in the six months ended September 30, 2006 and 2005.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material affect.

Company Adoption Of Stock Based Compensation Reporting Under FAS 123(R)

At September 30, 2006, the Company had one stock based compensation plan (the Plan) in effect, which is discussed more fully below. Prior to April 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six-month periods ended September 30, 2005, as no options were granted during those periods. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in the three and six-month periods ended September 30, 2006 included: (a) compensation cost for a proportional amount of all share-based payments granted prior to April 1, 2006, but not yet vested until September 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.

As a result of adopting Statement 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three and six months ended September 30, 2006, were, respectively, $58,358 and $35,015 and $89,108 and $53,465 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Compensation expense as a result of stock options affected basic and diluted earnings per share by $.01 and $.02, respectively, for the three and six months ended September 30, 2006.

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

A total of 209,000 options were granted under the Company’s stock option plan during the three-month period ended September 30, 2006.

The compensation cost that had been charged against net income for the Plan was, respectively, $58,358 and $89,108 for the three and six months ended September 30, 2006. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was, respectively, $23,343 and $35,643 for the three and six months ended September 30, 2006.

The Company’s Plan, which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; for employee options, the plan provides that awards generally vest one-third per year after the first anniversary date from the date of grant; for non-employee director options, those option awards vest one year after the date of grant; options generally have 10-year contractual terms. Dividends are not paid on unexercised options. Certain options and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of September 30, 2006, 224,000 employee options have been awarded under the Plan. In addition to 15,000 options granted in fiscal 2006, 197,000 options were granted on August 15, 2006 at an exercise price of $8.29 per share, one-third vest one year from dated of grant, and one-third for each year after, and 12,000 options were granted on August 17, 2006 at an exercise price of $8.52 per share which vest on the first anniversary of the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses the assumptions discussed in Note 6. of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of these reports. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Dividend yields are based on the last three years’ dividends divided by the average high and low stock prices for the period. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. See Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for details regarding prior year option awards.

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

Results of Operations

Consolidated revenue decreased $4,547,000 (12.9%) to $30,805,000 and $3,415,000 (18.8%) to $14,721,000, respectively, for the six and three-month periods ended September 30, 2006 compared to their equivalent 2005 periods. The six-month decrease in revenues resulted from a $4,697,000 decrease in air cargo revenues, primarily related to decreased direct operating costs, passed through to the Company’s Customer at cost, and maintenance service revenues, as discussed above in Overview, offset by a $150,000 increase in the ground equipment revenues related to increased service revenues, as discussed above in Overview. The three-month revenues decreases resulted from a $2,045,000 decrease in cargo revenues, discussed above, and a $1,370,000 decrease in ground equipment revenues, primarily due to the mix of customer production and service orders received in the current period, discussed above in overview.

Operating expenses decreased $5,293,000 (15.4%) to $29,148,000 for the six-month period ended September 30, 2006 and decreased $3,502,000 (19.8%) to $14,169,000 for the three-month period ended September 30, 2006 compared to there equivalent 2005 periods. The net decrease in operating expenses for the six-month period consisted of the following: cost of flight operations decreased $468,000 (5.2%) primarily as a result of decreased costs associated with flight department and pilot staffing and pilot travel due to completion of customer flight schedule changes; maintenance expense decreased $3,248,000 (34.3%) primarily as a result of decreases in the volume of aircraft parts purchased for ATR aircraft and cost of MAC and outside direct maintenance, maintenance personnel, cost of travel and contract services, related to customer fleet modernization; ground equipment operating expenses decreased $1,418,000 (12.7%), as a result of $788,000 in costs related to the Philadelphia boom repairs booked by Global in the six-month period ended September 30, 2005 and decreased manufacturing, engineering and sales costs associated with the revenue mix discussed above; depreciation and amortization increased $3,000 (1.0%) as a result of depreciation on purchases of capital assets; and general and administrative expense decreased $162,000 (3.6%)primarily as a result of decreased staff salaries and related expense and utilities costs, partially offset by an increase in employee’s profit sharing provision.

The change in operating expenses for the three-month periods, respectively, ended September 30, 2006 and 2005 consisted of the following: cost of flight operations decreased $297,000 (6.4%) primarily as a result of decreased costs associated with flight department and pilot staffing and pilot travel due to completion of customer flight schedule changes; maintenance expense decreased $1,073,000 (25.6%) primarily as a result of decreases in the volume of aircraft parts purchased for ATR aircraft and cost of MAC and outside direct maintenance, maintenance personnel, cost of travel and contract services, related to customer fleet modernization; ground equipment operating expenses decreased $1,953,000 (30.4%), as a result of lower manufacturing, engineering and sales costs discussed above and $415,000 in costs related to the Philadelphia boom repairs booked by Global in the quarter ended September 30, 2005; depreciation and amortization decreased $19,000 (11.3%) as a result of retirement of capital assets; and general and administrative expense decreased $161,000 (7.0%)primarily as a result of decreased staff salaries and benefits expense and professional fees, partially offset by an increase in employee’s profit sharing provision.

The current six-month period’s increased operating income ($745,000) (81.8%) resulted primarily from the recognition in the 2005 six-month period of approximately $788,000 in operating expense related to Global’s efforts to return the Philadelphia de-icing units to service and from higher first quarter fiscal 2007 equipment unit revenues and order mix in the ground equipment sector, partly offset by decreased maintenance revenues associated with the air cargo segment.

The current three-month period’s increased operating income ($87,000) (18.8%) resulted primarily from the recognition in the 2005 three-month period of approximately $415,000 in operating expense related to Global’s efforts to return the Philadelphia de-icing units to service and from higher operating margins due to order mix in the ground equipment sector, partially offset by decreased maintenance revenues associated with the air cargo segment.

Non-operating expense, net, decreased $79,000 and $30,000, respectively, as a result of increased earnings on marketable securities and reduced interest expense due to lower levels of borrowing in the six and three-month periods ended September 30, 2006.

Pretax earnings increased respectively, $824,000 and $118,000 for the six and three-month periods ended September 30, 2006 compared to 2005, principally due to $788,000 and $415,000, respectively, in costs related to the Philadelphia boom repairs booked by Global during the six and three months periods ended September 30, 2005, and the above stated ground equipment segment’s increased operating income, offset by decreased maintenance margins related to the air cargo segment.

The provision for income taxes for the six and three-month periods ended September 30, 2006 increased $268,000 and decreased $11,000, respectively, compared to their 2005 periods, primarily due to increased current period pretax earnings offset by permanent tax differences for the quarter ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006 the Company's working capital amounted to $14,658,000, an increase of $3,578,000 compared to March 31, 2006. The net increase primarily resulted from an increase in inventory and cash and cash equivalents, partially offset by a decrease in accounts receivable. The change in accounts receivable was principally the result of the timing of payment of certain accounts.

In August 2006, the Company was advised by its lender that the expiration date of its $7,000,000 secured long-term revolving credit line had been extended to August 31, 2008. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of September 30, 2006, the Company was in compliance with all of the restrictive covenants. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2006, $4,427,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at September 30, 2006 was 5.32%. At September 30, 2006, $1,909,000 was outstanding against the line.

The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at September 30, 2006, annual interest expense would have increased by approximately $19,000.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

The respective six-month periods ended September 30, 2006 and 2005 resulted in the following changes in cash flow: operating activities provided $424,000 and used $2,401,000 in 2006 and 2005, respectively, investing activities used $67,000 and $194,000 in 2006 and 2005, respectively, and financing activities provided $1,146,000 and $1,272,000 in 2006 and 2005, respectively. Net cash increased $1,502,000 and decreased $1,323,000 during the six months ended September 30, 2006 and 2005, respectively.

Cash provided by operating activities was $2,825,000 more for the six-months ended September 30, 2006 compared to the similar 2005 period, principally due to decreased accounts receivables and increased net earnings, partially offset by increased inventory. The increase in inventory was primarily the result of accelerated acquisition of critical inventory components by Global in anticipation of potential shortages of these components. At September 30, 2006, Global’s backlog was approximately $14,500,000.

      Cash used in investing activities for the six-months ended September 30, 2006 was $127,000 less than the comparable period in 2005 due to decreased current period capital expenditures.

    Cash provided by financing activities was $127,000 less in the 2006 six-month period than in the corresponding 2005 period primarily due to a decrease in the current period line of credit’s net borrowings.

    There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $0.25 per share cash dividend in June 2006.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of September 30, 2006, $64,000 has been reflected as a current liability and $17,000 has been reflected as a long-term liability associated with this death benefit.

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

There were no changes in the Company’s internal control over financial reporting during or subsequent to the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    On October 11, 2005, Global completed the repair, installation and recertification of ten of the deicing booms. Repair had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier. The additional repair work on that boom has been completed and the boom has been delivered back to the airport. The carrier had initially undertaken that such further repair work would be at its expense, though the carrier now disclaims liability for the full costs associated with the damage to the eleventh boom. Global has initiated litigation against the carrier to recover its costs related to the damage to the eleventh boom.

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

    On August 8, 2006, Global commenced litigation in the United States District Court for the Eastern District of Pennsylvania (Global Ground Support, LLC v. Sautter Crane Rental, Inc)., Civil Action No. 06-CV-03511) seeking to recover all damages and losses incurred as a result of the damage that occurred to the 135 foot deicing boom while in transit back to the Philadelphia International Airport. In that action, Global seeks damages in excess of $300,000. That matter is in its initial stages, but has been assigned to the same Judge who is hearing the other US Airways/Global/Elliott Equipment cases. The Company cannot provide assurance that it will be able to recover all of its damages and losses, or otherwise be successful, in this action.

The Company is currently involved in certain personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company’s results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its 2006 annual meeting of stockholders on September 28, 2006.

(b) Each of the individuals listed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 14, 2006 as nominees for election as directors was elected at the annual meeting. These nominees are listed below.

(c) At the annual meeting, the stockholders voted on the election of all nine members of the Board of Directors and ratification of the appointment of Dixon Hughes PLLC to serve as the Company’s independent auditors for the fiscal year ending March 31, 2007. The following tables summarize the results of the voting on these matters.

Election of Directors

Nominee	Shares Voted "For"	Shares Voted "Withheld"

Claude S. Abernethy, Jr.	2,455,441	121,970
Sam Chesnutt	2,548,170	29,241
Allison T. Clark	2,479,845	97,566
Walter Clark	2,484,326	93,085
John J. Gioffre	2,391,609	185,802
George C. Prill	2,548,620	28,791
William H. Simpson	2,484,288	93,123
Dennis A. Wicker	2,455,371	122,040
J. Bradley Wilson	2,548,120	29,291

Ratification of Appointment of Independent Auditors

Votes Cast For	Votes Cast Against	Votes Cast to Abstain
2,569,870	7,316	225

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

Date: November 3, 2006

By:  /s/ John J. Gioffre
John J. Gioffre, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 3, 2006

AIR T, INC.
EXHIBIT INDEX

Exhibit Number Document

31.1 Certification of Walter Clark
31.2 Certification of John Gioffre
32.1 Section 1350 certification