Form 10-Q
period 2006-12-31
AIR T INC
filed 2007-02-08
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the quarterly period ended December 31, 2006

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

2,661,209 shares of Common Stock, par value of $.25 per share were outstanding as of February 8, 2007. There is only one class of common stock outstanding.

	AIR T, INC. AND SUBSIDIARIES

	INDEX
		PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the three and nine-months ended
December 31, 2006 and 2005 (Unaudited)		3

Condensed Consolidated Balance Sheets at
December 31, 2006 (Unaudited)
and March 31, 2006		4

Condensed Consolidated Statements of Cash
Flows for the nine-months
ended December 31, 2006 and 2005 (Unaudited)		5

Condensed Consolidated Statements of Stockholders’
Equity and Other Comprehensive Income for the
nine-months ended December 31,
2006 and 2005(Unaudited)		6

Notes to Condensed Consolidated Financial
Statements (Unaudited)		7-14

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosure
	About Market Risk	21

Item 4.	Controls and Procedures	21-22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22-23

Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	24

Item 6.	Exhibits	24

	Signatures	25

	Exhibit Index	25

	Officers’ Certifications	26-28

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Operating Revenues:
Overnight air cargo	$8,844,879	$10,549,955	$26,067,138	$32,469,364
Ground equipment	8,549,652	12,864,831	22,132,307	26,297,588
	17,394,531	23,414,786	48,199,445	58,766,952

Operating Expenses:
Flight-air cargo	4,457,557	5,085,348	12,945,381	14,041,163
Maintenance-air cargo	3,041,183	4,019,817	9,251,179	13,477,674
Ground equipment	6,832,895	10,641,270	16,561,498	21,788,198
General and administrative	2,384,078	2,330,762	6,780,723	6,889,038
Depreciation and amortization	153,815	188,121	478,611	509,772
	16,869,528	22,265,318	46,017,392	56,705,845

Operating Income	525,003	1,149,468	2,182,053	2,061,107

Non-operating Expense (Income) Expense:
Interest, net	85,003	62,209	117,020	122,024
Deferred retirement expense	5,250	5,250	15,750	15,750
Investment income and other	(60,197)	(24,774)	(179,213)	(92,949)
	30,056	42,685	(46,443)	44,825

Earnings Before Income Taxes	494,947	1,106,783	2,228,496	2,016,282

Income Tax Expense	191,188	431,555	826,875	799,196

Net Earnings	$303,759	$675,228	$1,401,621	$1,217,086

Basic and Diluted Net Earnings Per Share	$0.11	$0.25	$0.52	$0.46

Weighted Average Shares Outstanding:
Basic	2,667,932	2,671,293	2,670,173	2,671,293
Diluted	2,668,249	2,671,714	2,670,539	2,671,793

See notes to condensed consolidated financial statements.

 AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006		March 31, 2006
ASSETS	(Unaudited	)	(Note	)
Current Assets:
Cash and cash equivalents	$2,222,119		$2,702,424
Marketable securities	894,060		807,818
Accounts receivable, less allowance
for doubtful accounts of $431,342 at December
31, 2006 and $481,837 at March 31, 2006	8,890,463		8,692,971
Income taxes receivable	292,707		108,553
Notes and other non-trade receivables-current	36,303		104,086
Inventories, net	10,040,591		5,705,591
Deferred tax assets	710,240		576,640
Prepaid expenses and other	282,481		334,064
Total Current Assets	23,368,964		19,032,147

Property and Equipment	7,952,765		9,076,063
Less accumulated depreciation	(5,895,654)		(5,907,520)
Property and Equipment, net	2,057,111		3,168,543

Deferred Tax Assets	152,022		194,996
Cash Surrender Value of Life Insurance Policies	1,274,119		1,231,481
Notes and Other Non-Trade Receivables-Long Term	221,574		214,653
Other Assets	50,406		81,537
Total Assets	$27,124,196		$23,923,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,367,087		$5,354,713
Accrued expenses	1,799,523		2,411,262
Current portion of long-term debt and obligations	183,476		186,492
Total Current Liabilities	7,350,086		7,952,467

Capital Lease Obligations (less current portion)	77,002		50,577
Long-Term Debt (less current portion)	3,652,267		712,883
Deferred Retirement Obligations (less current portion)	670,863		707,388

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-		-
Common stock, par value $.25; authorized 4,000,000 shares;
2,661,209 and 2,671,293 shares
issued and outstanding	665,302		667,823
Additional paid in capital	7,037,270		6,939,357
Retained earnings	7,574,181		6,840,383
Accumulated other comprehensive income, net	97,225		52,479
Total Stockholders' Equity	15,373,978		14,500,042
Total Liabilities and Stockholders’ Equity	$27,124,196		$23,923,357

Note: The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,401,621	$1,217,086
Adjustments to reconcile net earnings to net
cash used in operating activities:
Change in accounts receivable and inventory reserves	123,529	20,813
Depreciation and amortization	478,611	509,772
Increase in cash surrender value of life insurance	(42,638)	(82,000)
Deferred tax provision	(90,626)	166,793
Net periodic pension cost	6,909	(50,658)
Warranty reserve	(48,206)	135,917
Stock option expense	185,864	-
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(146,997)	(5,336,785)
Notes receivable	60,862	127,350
Income taxes receivable/payable	(225,650)	541,316
Inventories	(3,730,991)	(770,747)
Prepaid expenses and other	82,714	(477,469)
Accounts payable	12,374	430,901
Accrued expenses and other current liabilities	(640,653)	(450,964)
Deferred retirement obligation	-	(695,354)
Total adjustments	(3,974,898)	(5,931,115)
Net cash used in operating activities	(2,573,277)	(4,714,029)
Cash flows from investing activities:
Capital expenditures	(111,526)	(283,752)
Net cash used in investing activities	(111,526)	(283,752)
Cash flows from financing activities:
Payments on aircraft term loan	(51,568)	(74,409)
Net borrowings on line of credit	3,057,763	4,434,208
Stock repurchase	(90,472)	-
Payments on capital leases	(43,402)	-
Payment of cash dividend	(667,823)	(667,633)
Net cash provided by financing activities	2,204,498	3,692,166
Net decrease in cash & cash equivalents	(480,305)	(1,305,615)
Cash and cash equivalents at beginning of period	2,702,424	3,497,659
Cash and cash equivalents at end of period	$2,222,119	$2,192,044

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$135,565	$139,642
Income taxes	1,139,435	87,931

Summary of significant non-cash information:
Increase (decrease) in fair value of marketable securities, net of tax	$86,242	$(22,093)
Leased equipment transferred to inventory	815,293	172,059
Increase in fair value of derivative instruments, net of tax	-	22,160

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income, Net	Equity

Balance, March 31, 2005	2,671,293	$667,823	$6,939,357	$5,453,105	$25,268	$13,085,553

Comprehensive Income:
Net earnings				1,217,086
Change in investment value,
net of tax					(22,093)
Change in fair value of
derivative instruments, net of tax					22,160
Total Comprehensive Income						1,217,153
Cash dividend
($0.25 per share)				(667,633)		(667,633)

Balance, December 31, 2005	2,671,293	$667,823	$6,939,357	$6,002,558	$25,335	$13,635,073

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income, Net	Equity

Balance, March 31, 2006	2,671,293	$667,823	$6,939,357	$6,840,383	$52,479	$14,500,042

Comprehensive Income:
Net earnings				1,401,621
Change in investment value,
net of tax					44,746
Total Comprehensive Income						1,446,367
-
-
Cash dividend
($0.25 per share)				(667,823)		(667,823)
Stock option expense			185,864			185,864
Stock repurchase	(10,084)	(2,521)	(87,951)			(90,472)
Balance, December 31, 2006	2,661,209	$665,302	$7,037,270	$7,574,181	$97,225	$15,373,978

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by Air T, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of December 31, 2006, and for prior periods presented, have been made.

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006. The results of operations for the period ended December 31 are not necessarily indicative of the operating results for the full year.

2. Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2006 and March 31, 2006 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for the respective three and nine months ended December 31, 2006 and 2005 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

3. Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. As of December 31, 2006 and 2005, 1,000 outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net earnings	$303,759	$675,228	$1,401,621	$1,217,086

Basic and Diluted Net Earnings Per Share	$0.11	$0.25	$0.52	$0.46

Weighted Average Shares Outstanding:
Basic	2,667,932	2,671,293	2,670,173	2,671,293
Plus: Incremental shares from stock options	317	421	366	500
Diluted	2,668,249	2,671,714	2,670,539	2,671,793

4. Inventories

Inventories consist of the following:

	December 31, 2006	March 31, 2006
Aircraft parts and supplies	$490,835	$621,111
Ground equipment manufacturing:
Raw materials	9,039,413	4,178,451
Work in process	644,904	1,270,944
Finished goods	490,050	85,672
Total inventory	10,665,202	6,156,178
Reserves	(624,611)	(450,587)

Total, net of reserves	$10,040,591	$5,705,591

5. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. We currently believe that the adoption of SAB 108 will not have a material financial impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within the framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles; however, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The funded status recognition and disclosure provisions of SFAS 158 are effective for the Company as of March 31, 2007. The requirement to measure plan assets and benefit obligations as of our fiscal year-end is effective for the Company in 2009. The Company has not determined the impact of adopting SFAS 158 on its consolidated financial statements.

6. Stock-Based Compensation

At December 31, 2006, the Company had one stock option plan (the Plan) in effect, which is discussed more fully below. Prior to April 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine-month periods ended December 31, 2005. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in the three and nine-month periods ended December 31, 2006 included: (a) compensation cost for a proportional amount of all share-based payments granted prior to April 1, 2006, but not yet vested until December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.

As a result of adopting Statement 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended December 31, 2006, were lower than if it had continued to account for share-based compensation under APB Opinion No. 25, as follows:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2006	2006

Income before taxes	$96,756	$185,864

Net Income	$58,054	$111,518

Basic and Diluted Net
Earnings Per Share	$0.02	$0.04

Prior to the adoption of Statement 123(R), the Company did not present tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.

The compensation cost that has been charged against net income for the Plan was, respectively, $96,756 and $185,864 for the three and nine months ended December 31, 2006. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was, respectively, $38,702 and $74,346 for the three and nine months ended December 31, 2006.

The Company’s Plan, which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; for employee options, the plan provides that awards generally vest one-third per year after the first anniversary date from the date of grant; for non-employee director options, those option awards vest one year after the date of grant; options generally have 10-year contractual terms. Dividends are not paid on unexercised options. Certain options and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2006, 239,000 employee options have been awarded under the Plan. In addition to 15,000 options granted in fiscal 2006, 197,000 options were granted on August 15, 2006 at an exercise price of $8.29 per share, with three year vesting, 12,000 options were granted on August 17, 2006 at an exercise price of $8.52 per share which vest on the first anniversary of the date of grant and 15,000 options were granted on December 6, 2006 at an exercise price of $9.30 per share, also with three year vesting.

The weighted average grant date fair value of options granted during the three-month period ended December 31, 2006 was $5.50. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Dividend yields are based on the last three years’ dividends divided by the average high and low stock prices for the period. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 provides information regarding option awards made in that fiscal year and prior periods.

A summary of the significant assumptions used during the nine months ended
December 31, 2006 to estimate the fair value of stock-based compensation awards is presented below:

Nine Months Ended
December 31, 2006
Expected volatility	72.63%-85.19%
Expected dividend yield	1.1%-1.90%
Expected term (in years)	2.50-5.00
Risk-free rate	3.86%-4.74%

A summary of option activity under the Plan as of December 31, 2006, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (yrs)	Value
Options
Outstanding at April 1, 2006	17,000	$11.02	8.51	$1,130
Granted	224,000	8.37	9.64	96,330
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-		-
Outstanding at December 31, 2006	241,000	$8.56	9.56	$97,460
Vested or expected to vest
at December 31, 2006	17,000	11.02	8.51	(14,340)

Exercisable at December 31, 2006	17,000	$11.02	8.51	$(14,340)

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the nine months ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at April 1, 2006	15,000	$84,915
Granted	224,000	1,099,532
Vested	(15,000)	(84,915)
Forfeited	-	-
Nonvested at December 31, 2006	224,000	1,099,532

As of December 31, 2006, there was $955,593 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next twelve quarters ending December 31, 2009. A total of 15,000 shares vested during the nine months ended December 31, 2006 and no shares vested during the nine months ended December 31, 2005.

7. Warranty Reserves

The Company’s ground equipment subsidiary warranties its products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly.

Product warranty reserve activity during the three and nine-months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Beginning balance	$217,000	$210,000	$285,000	$198,000
Additions and adjustments to reserve	103,000	128,000	84,000	183,000
Use of reserve	(83,000)	(4,000)	(132,000)	(47,000)
Ending balance	$237,000	$334,000	$237,000	$334,000

8. Financing Arrangements

In August 2006, the Company was advised by its lender that the expiration date of its $7,000,000 secured long-term revolving credit line had been extended to August 31, 2008. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of December 31, 2006, the Company was in compliance with all of the restrictive covenants under the line of credit. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2006, $3,951,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at December 31, 2006 was 5.33%. At December 31, 2006, $3,049,000 was outstanding against the line.

The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at December 31, 2006, annual interest expense would have increased by approximately $30,000.

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

The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Operating Revenues
Overnight Air Cargo	$8,844,879	$10,549,955	$26,067,138	$32,469,364
Ground Equipment:
Domestic	7,769,359	7,450,860	20,749,600	19,775,444
International	780,293	5,413,971	1,382,707	6,522,144
Total Ground Equipment	8,549,652	12,864,831	22,132,307	26,297,588
Total	$17,394,531	$23,414,786	$48,199,445	$58,766,952

Operating Income (Loss)
Overnight Air Cargo	$417,824	$426,110	$1,240,464	$1,926,180
Ground Equipment	745,139	1,182,677	2,746,472	1,679,500
Corporate (1)	(637,960)	(459,319)	(1,804,883)	(1,544,573)
Total	$525,003	$1,149,468	$2,182,053	$2,061,107

Depreciation and Amortization
Overnight Air Cargo	$120,848	$126,566	$370,200	$349,964
Ground Equipment	18,237	50,300	67,050	117,850
Corporate	14,730	11,255	41,361	41,958
Total	$153,815	$188,121	$478,611	$509,772

Capital Expenditures, net
Overnight Air Cargo	$31,312	$54,937	$63,087	$200,457
Ground Equipment	-	24,141	-	37,030
Corporate	13,078	10,769	48,439	46,265
Total	$44,390	$89,847	$111,526	$283,752

	As of
	December 31, 2006	March 31, 2006
Identifiable Assets
Overnight Air Cargo	$4,955,884	$6,298,618
Ground Equipment	17,782,313	12,620,815
Corporate	4,385,999	5,003,924

Total	$27,124,196	$23,923,357

(1) Includes income from inter-segment transactions.

10. Commitments and Contingencies

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global for installation at the Philadelphia, Pennsylvania airport, and maintained by Global, collapsed on an Airbus A330 aircraft operated by U.S. Airways. While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured. The operator of the deicing boom has claimed to suffer injuries in connection with the collapse. Immediately following this incident, the remaining eleven fixed-stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global.

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. Under this agreement, Global agreed to effect the repairs to these booms at its expense and reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provided that if Global performed its obligations under the agreement, the City of Philadelphia will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City of Philadelphia retained its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

On October 11, 2005, Global completed the repair, installation and recertification of ten of the deicing booms. Repair had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier. The additional repair work on that boom has been completed and the boom has been delivered back to the airport. The carrier had initially undertaken that such further repair work would be at its expense, though the carrier has since disclaimed liability for the full costs associated with the damage to the eleventh boom. As described below, Global has initiated litigation against the carrier to recover its costs related to the damage to the eleventh boom.

Global has been named as a defendant in three legal actions arising from the February 2005 boom collapse at the Philadelphia airport. In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against Global and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and loss of use of the aircraft while it was being repaired. This matter is in the initial stage of discovery. In the second action, Emerson vs. Elliott Equipment Company, et al., pending in the Philadelphia County Court of Common Pleas, the boom operator is seeking to recover unspecified damages from Global and its subcontractor for injuries arising from the collapse of the boom. This matter was initiated on October 21, 2005 and is scheduled for trial in November 2007. The Company understands that the boom operator has recovered from his injuries and has returned to fulltime work. The third lawsuit is a claim brought on behalf of the City of Philadelphia captioned City of Philadelphia v. Elliott Equipment Company, et al., which was filed in the Philadelphia County Court of Common Pleas. In that action, the City seeks to recover for the cost of replacing the boom that was destroyed in the February 2005 accident. It is estimated that the cost for replacing that boom will be in the $500,000 to $600,000 range. That matter is in its initial stage of pleadings. Global maintains product liability insurance in excess of the amount of the recoveries claimed above and is being defended in all three of these matters by its product liability insurance carrier. Global’s insurance coverage does not extend to the costs incurred by Global to examine and repair the other 11 booms at the Philadelphia airport.

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

On August 8, 2006, Global commenced litigation in the United States District for the Eastern District of Pennsylvania (Global Ground Support, LLC v. Sautter Crane Rental, Inc.) seeking to recover all damage and loss incurred as a result of damage that occurred to the 135-foot deicing boom while in transit back to the Philadelphia International Airport. That claim was initially filed under theories of negligence, but the Court has recently ruled that the action should proceed under a contract theory, and the action has been re-filed as a contract claim. In that action, Global seeks damage of approximately $300,000. The matter is in its initial stages.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. Each business segment has separate management teams and infrastructures that offer different products and services. The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, accounted for 54.1% and 55.3% of revenue for the nine months ended December 31, 2006 and 2005, respectively. The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 45.9% and 44.7% of revenues for the nine months ended December 31, 2006 and 2005, respectively.

MAC and CSA provide short-haul express air freight services primarily to one customer, FedEx Corporation (the Customer). Under the terms of its Customer’s dry-lease service agreements which currently cover approximately 97% of the revenue aircraft operated by MAC and CSA, the Company charges an administrative fee and passes through to its customer certain other cost components of its operations without markup. The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, as cargo and maintenance revenue, at cost.

Separate agreements cover the four types of aircraft operated by MAC and CSA for their customer—Cessna Caravan, ATR-42/72, Fokker F-27, and Short Brothers SD3-30. Cessna Caravan, ATR-42/72 and Fokker F-27 aircraft (a total of 88 aircraft at December 31, 2006) are owned by and dry-leased from the Customer, and the Short Brothers SD3-30 aircraft (two aircraft at December 31, 2006) are owned by the Company.

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

MAC and CSA’s revenues contributed approximately $26,067,000 and $32,469,000 to the Company’s revenues for the nine-month periods ended December 31, 2006 and 2005, respectively, a current year decrease of approximately 20%. The decrease in revenues was primarily related to a decrease in maintenance services and acquisition of aircraft parts, which were attributed to wind-down and completion of the customer’s fleet modernization, associated with conversion of ATR aircraft from passenger to cargo configuration during fiscal 2006.

Global, which provides the remainder of the Company’s revenue, manufactures, services and supports aviation ground support and specialized military and industrial equipment on a worldwide basis. Global’s revenues contributed approximately $22,132,000 and $26,298,000 to the Company’s revenues for the nine-month periods ended December 31, 2006 and 2005, respectively, a current year decrease of approximately 16%. The decrease in revenues was attributed to lower international product sales in fiscal 2007. In the fiscal 2006 period, Global’s international revenues were $6,522,000, primarily due to sales in China and Europe.

 Global’s results in fiscal 2006 were adversely affected as the result of the collapse of one of twelve fixed-stand deicing booms sold by Global for installation at the Philadelphia airport as detailed in Note 10, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of this report. Following the collapse of the boom, Global undertook to examine and repair the eleven remaining booms and incurred expense of approximately $905,000 in fiscal 2006 in connection with these activities. During the three and nine-month periods ended December 31, 2005 Global recorded approximately $117,000 and $905,000, respectively, in operating expenses in connection with its efforts to return the booms to service. No boom repair related costs were recorded in the three or nine months ended December 31, 2006. Although Global has initiated legal action to recover these expenses from its subcontractor, the Company cannot provide assurance of the amount or timing of any such recovery.

Outlook

Company management anticipates that the decreased level of maintenance revenues experienced year-to-date, as a result of the completion of its customers’ fleet modernization, will continue to reduce air cargo revenues and operating margins throughout the remainder of fiscal 2007 as compared to fiscal 2006. Cost cutting measures at MAC implemented during fiscal 2007 are expected to partially offset the effect of reduced maintenance revenues during the remainder of fiscal 2007 and going forward. Global continues to serve the commercial and government markets which comprise its backlog. Sales from the international market have decreased significantly in fiscal 2007 and management does not expect any change in this trend for the remainder of fiscal 2007.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, warranty reserves, deferred tax asset valuation, retirement benefit obligations, valuation of long-lived assets and valuation of stock based compensation.

Following is a discussion of critical accounting policies and related management estimates and assumptions.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $431,000 and $482,000, respectively, as of December 31, 2006 and March 31, 2006, was established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $625,000 and $451,000, respectively, as of December 31, 2006 and March 31, 2006, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves. The Company warranties its ground equipment products for up to a two-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.

Product warranty reserve activity during three and nine-months ended December 31, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Beginning balance	$217,000	$210,000	$285,000	$198,000
Additions and adjustments to reserve	103,000	128,000	84,000	183,000
Use of reserve	(83,000)	(4,000)	(132,000)	(47,000)
Ending balance	$237,000	$334,000	$237,000	$334,000

Deferred Taxes. Net deferred tax assets are shown net of valuation allowance in the amount of $85,000 and $82,000, as of December 31, 2006 and March 31, 2006, respectively, to reflect the likelihood of the recoverability of certain of these assets. The Company’s judgment of the recoverability of certain of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Retirement Benefits Obligation. The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 5.75% discount rate. Long-term deferred retirement benefit obligations amounted to $668,000 and $661,000, respectively, as of December 31, 2006 and March 31, 2006. Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used. Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements. SAB 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. We currently believe that the adoption of SAB 108 will not have a material financial impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within the framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles; however, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The funded status recognition and disclosure provisions of SFAS 158 are effective for the Company as of March 31, 2007. The requirement to measure plan assets and benefit obligations as of our fiscal year-end is effective for the Company in 2009. The Company has not determined the impact of adopting SFAS 158 on its consolidated financial statements.

Company Adoption Of Stock Based Compensation Reporting Under FAS 123(R)

At December 31, 2006, the Company had one stock option plan (the Plan) in effect, which is discussed more fully below. Prior to April 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine-month periods ended September 30, 2005, as no options were granted during those periods. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in the three and nine-month periods ended December 31, 2006 included: (a) compensation cost for a proportional amount of all share-based payments granted prior to April 1, 2006, but not yet vested until December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.

As a result of adopting Statement 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended December 31, 2006, were, respectively, $96,756 and $58,054 and $185,864 and $111,518 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Compensation expense as a result of stock options affected basic and diluted earnings per share by $.02 and $.04 for the three and nine months ended December 31, 2006, respectively.

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

A total of 15,000 options were granted under the Company’s stock option plan during the three-month period ended December 31, 2006.

The compensation cost that had been charged against net income for the Plan was, respectively, $96,756 and $185,864 for the three and nine months ended December 31, 2006. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was, respectively, $38,702 and $74,346 for the three and nine months ended December 31, 2006.

The Company’s Plan, which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; for employee options, the plan provides that awards generally vest one-third per year after the first anniversary date from the date of grant; for non-employee director options, those option awards vest one year after the date of grant; options generally have 10-year contractual terms. Dividends are not paid on unexercised options. Certain options and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2006, 239,000 employee options have been awarded under the Plan. In addition to 15,000 options granted in fiscal 2006, 197,000 options were granted on August 15, 2006 at an exercise price of $8.29 per share, with three year vesting, 12,000 options were granted on August 17, 2006 at an exercise price of $8.52 per share which vest on the first anniversary of the date of grant and 15,000 options were granted on December 6, 2006 at an exercise price of $9.30 per share also with three year vesting.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses the assumptions discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of these reports. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Dividend yields are based on the last three years’ dividends divided by the average high and low stock prices for the period. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 provides information regarding option awards in that fiscal year and prior periods.

Seasonality

Global’s business has historically been highly seasonal. Due to the nature of its product line, the bulk of Global’s revenues and earnings have typically occurred during the second and third fiscal quarters in anticipation of the winter season, and comparatively little has occurred during the first and fourth fiscal quarters. The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by seeking international sales and broadening its product line to increase revenues and earnings in the first and fourth fiscal quarters. In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and Global has subsequently been awarded two three-year extensions on the contract. In March 2003 and December 2005, respectively Global received a large scale, fixed-stand deicer contract from the City of Philadelphia and a large mobile deice equipment order from China, which the Company believes contributed to management’s plan to reduce seasonal fluctuation in revenues during fiscal 2004 and 2006. However, since these contracts have been completed, Global is more susceptible to the resumption of historical seasonal trends. The remainder of the Company’s business is not materially seasonal.

Results of Operations

Consolidated revenue decreased $10,568,000 (18.0%) to $48,199,000 and $6,020,000 (25.7%) to $17,395,000, respectively, for the nine and three-month periods ended December 31, 2006 compared to their equivalent 2005 periods. The nine-month decrease in revenues resulted from a $6,402,000 decrease in air cargo maintenance revenues, primarily related to decreased direct operating costs passed through to the Company’s Customer at cost. The decrease was principally attributable to the completion of the Customer’s fleet modernization program during the 2006 fiscal year. In addition, there was a $4,165,000 decrease in the ground equipment revenues related to decreased international product sales, as discussed above in Overview. The three-month revenues decrease resulted from a $1,705,000 decrease in cargo revenues, and a $4,315,000 decrease in ground equipment revenues, due to the factors discussed above.

Operating expenses decreased $10,688,000 (18.9%) to $46,017,000 for the nine-month period ended December 31, 2006 and decreased $5,396,000 (24.2%) to $16,870,000 for the three-month period ended December 31, 2006 compared to the equivalent 2005 periods. The net decrease in operating expenses for the nine month period consisted of the following: cost of flight operations decreased $1,096,000 (7.8%) primarily as a result of decreased costs associated with flight department and pilot staffing and pilot travel due to completion of customer flight schedule changes; maintenance expense decreased $4,226,000 (31.4%) primarily as a result of decreases in the volume of aircraft parts purchased for ATR aircraft in connection with the fleet modernization program and cost of MAC and outside direct maintenance, maintenance personnel, cost of travel and contract services, also related to customer fleet modernization; ground equipment operating expenses decreased $5,227,000 (24.0%), as a result of $905,000 in costs related to the Philadelphia boom repairs recorded by Global in the nine-month period ended September 30, 2005 and decreased manufacturing, engineering and sales costs associated with the revenue mix and reduced international sales level discussed above; depreciation and amortization decreased $31,000 (6.1%) as a result of retirement of capital assets; and general and administrative expense decreased $108,000 (1.6%) primarily as a result of decreased staff salaries and related expense and utilities costs.

The change in operating expenses for the three-month periods, respectively, ended December 31, 2006 and 2005 consisted of the following: cost of flight operations decreased $628,000 (12.4%) primarily as a result of decreased costs associated with flight department and pilot staffing and pilot travel due to completion of customer flight schedule changes; maintenance expense decreased $979,000 (24.3%) primarily as a result of decreases in the volume of aircraft parts purchased for ATR aircraft in connection with the fleet modernization program and cost of MAC and outside direct maintenance, maintenance personnel, cost of travel and contract services, also related to customer fleet modernization; ground equipment operating expenses decreased $3,808,000 (35.8%), as a result of lower manufacturing, engineering and sales costs discussed above and $117,000 in costs related to the Philadelphia boom repairs recorded by Global in the quarter ended September 30, 2005; depreciation and amortization decreased $34,000 (18.2%) as a result of retirement of capital assets; and general and administrative expense increased $53,000 (2.3%) primarily as a result of increased staff salaries, benefits and professional fees.  Specifically, during the three-month period ended December 31, 2006, the Company expensed $172,000 in executive severance and transition costs and additional severance pay and benefits to air cargo employees in connection with the corporate cost cutting program. In addition, during the three-month period ended December 31, 2005, Air T settled a retirement obligation with an employee resulting in an increase in operating income of $126,000.

Operating income for the nine-month period ended December 31, 2006 increased by $121,000 (5.9%) over the equivalent 2005 period, resulting primarily from the recognition in the 2005 nine-month period of approximately $905,000 in operating expense related to Global’s efforts to return the Philadelphia de-icing units to service, partly offset by decreased maintenance revenues associated with the air cargo segment. Although ground equipment revenues have decreased, the effect on operating income has been mitigated by increased gross margins on product sales in fiscal 2007.

Operating income for the three-month period ended December 31, 2006 decreased by $624,000 (54.3%) resulting from decreased international product sales in the ground equipment sector,  decreased maintenance revenues associated with the air cargo segment and the executive transition costs and air cargo employee severance costs, as discussed above. In addition, Air T recognized income of $126,000 in the 2005 three-month period in connection with settlement of a retirement obligation. These changes were partially offset by the recognition in the 2005 three-month period of approximately $117,000 in operating expense related to Global’s efforts to return the Philadelphia de-icing units to service.

Non-operating expense, net, decreased $91,000 and $13,000, respectively, as a result of increased earnings on investments in the nine and three-month periods ended December 31, 2006, compared to equivalent 2005 periods.

Pretax earnings increased $212,000 for the nine-month period and decreased $612,000 for the three-month period ended December 31, 2006 compared to 2005. One principal component of these changes is $905,000 and $117,000, respectively, of costs related to the Philadelphia boom repairs recorded by Global during the nine and three-month periods ended December 31, 2005. This is partially offset by the adoption of FASB Statement 123(R) in fiscal 2007, which has decreased pretax earnings during the nine and three-month periods ended December 31, 2006 by $185,864 and $96,756, respectively. Pretax earnings for the nine-month period ended December 31, 2006 have been also impacted by decreased maintenance margins related to the air cargo segment. Pretax earnings for the three-month period ended December 31, 2006 were also heavily impacted by a decrease in international ground service product sales, compared to the prior year period, as well as the executive transition costs and air cargo employee severance costs, as discussed above.

During the three-month period ended December 31, 2006, the Company recorded $191,000 of income tax expense, which resulted in an estimated annual tax rate of 38.6%. During the nine-month period ended December 31, 2006, the Company recorded $827,000 of income tax expense, which resulted in an estimated annual tax rate of 37.1%. The estimated annual effective tax rates for both periods differ from the U. S federal statutory rate of 34% primarily due to the effect of state income taxes, partially offset by the effect of the U.S. Production Deduction.

Liquidity and Capital Resources

As of December 31, 2006 the Company's working capital amounted to $16,019,000, an increase of $4,939,000 compared to March 31, 2006. The net increase primarily resulted from an increase in ground service inventories financed through long-term debt.

In August 2006, the Company was advised by its lender that the expiration date of its $7,000,000 secured long-term revolving credit line had been extended to August 31, 2008. The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. As of December 31, 2006, the Company was in compliance with all of the restrictive covenants under the line of credit. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2006, $3,951,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points. The LIBOR rate at December 31, 2006 was 5.33%. At December 31, 2006, $3,049,000 was outstanding against the line.

The Company is exposed to changes in interest rates on certain portions of its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points. If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at December 31, 2006, annual interest expense would have increased by approximately $30,000.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

The respective nine-month periods ended December 31, 2006 and 2005 resulted in the following changes in cash flow: operating activities used $2,573,000 and $4,714,000 in 2006 and 2005, respectively, investing activities used $112,000 and $284,000 in 2006 and 2005, respectively, and financing activities provided $2,204,000 and $3,692,000 in 2006 and 2005, respectively. Net cash decreased $480,000 and $1,306,000 during the nine month periods ended December 31, 2006 and 2005, respectively.

Cash used in operating activities was $2,141,000 less for the nine-month period ended December 31, 2006 compared to the similar 2005 period, principally due to decreased accounts receivables and offset by increased inventories. The increase in inventories was primarily the result of accelerated acquisition of critical inventory components by Global in anticipation of potential shortages of these components. At December 31, 2006, Global’s backlog was approximately $8,400,000.

  Cash used in investing activities for the nine-months ended December 31, 2006 was $172,000 less than the comparable period in 2005 due to decreased current period capital expenditures.

Cash provided by financing activities was $1,488,000 less in the 2006 nine-month period than in the corresponding 2005 period primarily due to a decrease in net borrowings on the line of credit.

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market. The program has no specified termination date. During the three month period ended December 31, 2006, the Company repurchased 10,084 shares of its common stock at a total cost of $90,472, pursuant to this program.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board. The Company paid a $0.25 per share cash dividend in June 2006.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death. As of December 31, 2006, $64,000 has been reflected as a current liability and $3,000 has been reflected as a long-term liability associated with this death benefit.

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

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global for installation at the Philadelphia, Pennsylvania airport, and maintained by Global, collapsed on an Airbus A330 aircraft operated by U.S. Airways. While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured. The operator of the deicing boom has claimed to suffer injuries in connection with the collapse. Immediately following this incident, the remaining eleven fixed-stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness. These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms. All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global.

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms. Under this agreement, Global agreed to affect the repairs to these booms at its expense and reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms. The agreement provided that if Global performed its obligations under the agreement, the City of Philadelphia will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms. However, the City of Philadelphia retained its rights with respect to any cause of action arising from the collapse of the boom in February 2005.

On October 11, 2005, Global completed the repair, installation and recertification of ten of the deicing booms. Repair had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier. The additional repair work on that boom has been completed and the boom has been delivered back to the airport. The carrier had initially undertaken that such further repair work would be at its expense, though the carrier has since disclaimed liability for the full costs associated with the damage to the eleventh boom. As described below, Global has initiated litigation against the carrier to recover its costs related to the damage to the eleventh boom.

Global has been named as a defendant in three legal actions arising from the February 2005 boom collapse at the Philadelphia airport. In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against Global and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and loss of use of the aircraft while it was being repaired. This matter is in the initial stage of discovery. In the second action, Emerson vs. Elliott Equipment Company, et al., pending in the Philadelphia County Court of Common Pleas, the boom operator is seeking to recover unspecified damages from Global and its subcontractor for injuries arising from the collapse of the boom. This matter was initiated on October 21, 2005 and is scheduled for trial in November 2007. The Company understands that the boom operator has recovered from his injuries and has returned to fulltime work. The third lawsuit is a claim brought on behalf of the City of Philadelphia captioned City of Philadelphia v. Elliott Equipment Company, et al., which was filed in the Philadelphia County Court of Common Pleas. In that action, the City seeks to recover for the cost of replacing the boom that was destroyed in the February 2005 accident. It is estimated that the cost for replacing that boom will be in the $500,000 to $600,000 range. That matter is in its initial stage of pleadings. Global maintains product liability insurance in excess of the amount of the recoveries claimed above and is being defended in all three of these matters by its product liability insurance carrier. Global’s insurance coverage does not extend to the costs incurred by Global to examine and repair the other 11 booms at the Philadelphia airport.

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

On August 8, 2006, Global commenced litigation in the United States District for the Eastern District of Pennsylvania (Global Ground Support, LLC v. Sautter Crane Rental, Inc.) seeking to recover all damage and loss incurred as a result of damage that occurred to the 135-foot deicing boom while in transit back to the Philadelphia International Airport. That claim was initially filed under theories of negligence, but the Court has recently ruled that the action should proceed under a contract theory, and the action has been re-filed as a contract claim. In that action, Global seeks damage of approximately $300,000. The matter is in its initial stages.

The Company is currently involved in certain personal injury and environmental matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company’s results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market. The program has no specified termination date. During the three-month period ended December 31, 2006, the Company repurchased 10,084 shares of its common stock at a total cost of $90,472, pursuant to this program. The following table summarizes the Company’s share repurchase activity for each month in the three-month period ended December 31, 2006.

AIRT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares	Average Price Paid per Share purchased	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, to
October 31, 2006	-	-	-	-

November 1, to
November 30, 2006	-	-	-	-

December 1, to
December 31, 2006	10,084	$8.97	10,084	$1,909,000

Total	10,084	$8.97	10,084	$1,909,000

Item 6. Exhibits

(a) Exhibits

No.  Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.1 Employment Agreement dated as of October 6, 2006 between Air T, Inc. and John Parry, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006.

31.1	Certification of Walter Clark

31.2	Certification of John Parry

32.1	Section 1350 Certification
__________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:  /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2007

By:  /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 8, 2007

AIR T, INC.
EXHIBIT INDEX

Exhibit Number Document

31.1 Certification of Walter Clark
31.2 Certification of John Parry
32.1 Section 1350 certification