Form 10-K
period 2007-03-31
AIR T INC
filed 2007-06-15
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

                                        Commission File Number         0-11720

                                         Air T, Inc.
                                (Exact name of registrant as specified in its charter)

                 Delaware                52-1206400
    (State or other jurisdiction of incorporation or organization)                                      (I.R.S. Employer Identification No.)

Post Office Box 488, Denver, North Carolina  28037
(Address of principal executive offices, including zip code)

                            (704) 377 –2109

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.25 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.
Yes                                   No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes                                   No    X

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
                  Yes       X                          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer”) in Rule 12b-2 of the Exchange Act)
Large Accelerated Filer                                            Accelerated Filer                                Non-Accelerated Filer     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
         Yes                                   No    X

The market value of voting stock held by non-affiliates of the registrant was $25,652,246 based upon the closing price of the common stock on September 29, 2006.  As of June 11, 2007, 2,443,406 shares of common stock were outstanding.

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

For the fiscal year ended March 31, 2007 the Company’s air cargo services through MAC and CSA accounted for approximately 54% of the Company’s consolidated revenues and aviation ground support and other specialized equipment products through Global accounted for approximately 46% of consolidated revenues.  The Company’s air cargo services are provided exclusively to one customer, FedEx Corporation (“FedEx”).  Certain financial data with respect to the Company’s overnight air cargo and ground support equipment segments are set forth in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

The principal place of business of the Company and MAC is 3524 Airport Road, Maiden, North Carolina; the principal places of business of CSA and Global are, respectively, Iron Mountain, Michigan and Olathe, Kansas.    The Company maintains an Internet website at http://www.airt.net and posts links to its SEC filings on its website.

Overnight Air Cargo Services.

MAC and CSA provide small package overnight air freight delivery services on a contract basis throughout the eastern half of the United States, South America, and the Caribbean.  MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts.  Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays an administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup.

As of March 31, 2007, MAC and CSA had an aggregate of 90 aircraft under agreements with FedEx.   Separate agreements cover the five types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42, ATR-72, Fokker F-27 and Short Brothers SD3-30.  The Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft are dry-leased from FedEx, and the Short Brothers SD3-30 aircraft are owned by the Company and are operated under “wet-lease” arrangements with FedEx, which provide for a fixed fee per flight regardless of the amount of cargo carried.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  For the fiscal year ended March 31, 2007, MAC’s routes were primarily in the southeastern United States, the Caribbean and portions of South America and CSA’s routes were primarily in the upper Midwest region of the United States.

Agreements with FedEx are renewable on two to five year terms and may be terminated by FedEx any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the air freight contract delivery service industry.  Loss of FedEx as a customer would have a material adverse effect on the Company.  FedEx has been a customer of the Company since 1980.  The Company is not contractually precluded from providing such services to other firms, although it has not done so for many years.

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

MAC and CSA, together, operated the following cargo aircraft as of March 31, 2007:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B
(single turbo prop)	1985-1996	dry lease	71
Fokker F-27 (twin turbo prop)	1968-1985	dry lease	1
ATR-42 (twin turbo prop)	1992	dry lease	12
ATR-72 (twin turbo prop)	1992	dry lease	4
Short Brothers SD3-30
(twin turbo prop)	1981	owned	2

Total			90

Of the 90 cargo aircraft in the fleet, 88 aircraft (the Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft) are owned by FedEx and operated by MAC and CSA under the above described dry-lease service contracts.

All FAA Part 135 aircraft, including Cessna Caravan 208B, and Short Brothers SD3-30 aircraft are maintained on FAA approved inspection programs.  The inspection intervals range from 100 to 200 hours.  The current overhaul period on the Cessna aircraft is 7,500 hours.  The Short Brothers manufactured aircraft are maintained on an “on condition” maintenance program (i.e., maintenance is performed when performance deviates from certain specifications).

The Fokker F-27 aircraft is maintained under a FAA Part 121 maintenance program.  The program consists of A, B, C, D and I service checks which are inspections designed to ensure the Company’s maintenance procedures are in compliance with the applicable FAA regulations.  The engine overhaul period is 6,700 hours.  This aircraft is being phased out as part of a recent fleet modernization program, which brought on the more modern ATR aircraft.

The ATR-42 and ATR-72 aircraft are maintained under a FAA Part 121 maintenance program.  The program consist of A and C service checks.  The engine overhaul period is “on condition”.

The Company operates in a niche market within a highly competitive contract cargo carrier market.  MAC and CSA are two of seven carriers that operate within the United States as FedEx feeder carriers.  MAC and CSA are benchmarked against the other five FedEx feeders, based on safety, reliability, compliance with Federal, state and applicable foreign regulations, price and other service related measurements.  Accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because most of the Company’s competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described immediately above.

FedEx conducts periodic audits of CSA and MAC, and these audits are an integral part of the relationship between the carrier and FedEx.  The audits test adherence to the Aircraft Dry Lease and Service Agreement and assess the carrier’s overall internal control environment, particularly as related to the processing of invoices of FedEx-reimbursable costs.  The scope of these audits typically extends beyond simple validation of invoice data against the third-party supporting documentation.  The audit teams generally investigate the operator’s processes and procedures for strong internal control procedures.  The Company believes satisfactory audit results are critical to maintaining its relationship with FedEx.  The audits conducted by FedEx are not designed to provide any assurance with respect to the Company’s financial statements, and investors, in evaluating the Company’s financial statements, may not rely in any way on any such examination of the Company or any of its subsidiaries.

The Company’s air cargo operations are not materially seasonal.

Aircraft Deice and Other Ground Support and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized Global and acquired the Simon Deicer Division of Terex Aviation Ground Equipment.  Global is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, the U.S. Air Force and Navy, airports and industrial customers.  Since its inception, Global has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units and other specialized types of equipment.  In the fiscal year ended March 31, 2007, sales of deicing equipment accounted for approximately 83% of Global’s revenues.

In the manufacture of its ground service equipment, Global assembles components acquired from third party suppliers.  Components are readily available from a number of different suppliers.  The primary components are the chassis (which is similar to the chassis of a medium to heavy truck), fluid storage, a boom mounted delivery system and heating and pumping equipment.

Global manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 3,200 gallons.  Global also manufactures fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, single operator configuration, fire suppressant equipment, modifications for open or enclosed cab design, a patented forced-air deicing nozzle to substantially reduce glycol usage, and color and style of the exterior finish.  Global also manufactures four models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.  In addition to manufacturing the above-mentioned equipment, Global also maintains and services aviation ground support equipment at four locations in the United States.  Global competes primarily on the basis of the quality and reliability of its products, prompt delivery, service and price.  The market for aviation ground service equipment is highly competitive and directly related to the financial health of the aviation industry, weather patterns and changes in technology.

Global’s mobile deicing equipment business is seasonal.  The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line.   In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force. The contract was extended for two additional three-year periods, and is scheduled to expire in June 2009.

Revenue from Global’s contract with the U.S. Air Force accounted for approximately 24%, 18% and 24% of the Company’s consolidated revenue for the years ended March 31, 2007, 2006 and 2005, respectively.

Backlog.

The Company’s backlog for its continuing operations consists of “firm” orders supported by customer purchase orders for the equipment sold by Global.  At March 31, 2007, the Company’s backlog of orders was $16.8 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2008.

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

Employees.

At March 31, 2007, the Company and its subsidiaries had 392 full-time and full-time-equivalent employees, of which 29 are employed by the Company, 235 are employed by MAC, 53 are employed by CSA and 75 are employed by Global.  None of the Company’s employees are represented by labor unions.  The Company believes its relations with its employees are good.

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

Risks Related to Our Dependence on Significant Customers

We are significantly dependent on our contractual relationship with FedEx Corporation, the loss of which would have a material adverse effect on our business, results of operations and financial position.

In the fiscal year ended March 31, 2007, 54% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx.  Our agreements with FedEx are renewable on two to five year terms and may be terminated by FedEx at any time upon 30 days notice.  FedEx has been a customer of the Company since 1980.  The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  These risks include:

•	Economic conditions in the global markets in which it operates;
•
Any impacts on its business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights, security requirements, tax, accounting, environmental or labor rules;

•	The price and availability of jet and diesel fuel;
•
The impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry in particular, and what effects these events will have on the cost and demand for its services;

•	Dependence on its strong reputation and value of its brand;
•	Reliance upon technology, including the internet;
•	Competition from other providers of transportation services, including its ability to compete with new or improved services offered by its competitors;
•	The impact of technology developments on its operations and on demand for its services; and
•	Adverse weather conditions or natural disasters.

A material reduction in the aircraft we fly for FedEx could materially adversely affect on our business and results of operations.

Under our agreements with FedEx, we are not guaranteed a number of aircraft or routes we are to fly.  Our compensation under these agreements, including our administrative fees, depends on the number of aircraft operated on routes assigned to us by FedEx.  For example, in connection with delays in the fiscal year ended March 31, 2005 in the conversion of a portion of the fleet we operate for FedEx from Fokker F-27 aircraft to ATR-42 and ATR-72 aircraft, the number of aircraft we operated was reduced as certain Fokker F-27 aircraft were removed from service in advance of scheduled heavy maintenance checks while replacement ATR-42 and ATR-72 aircraft were not yet available to be placed in service due to delays in their conversion from passenger to cargo configuration.  Although such a reduction in aircraft was temporary in that instance, any material permanent reduction in the aircraft we operate could materially adversely affect our business and results of operations.  A temporary reduction could materially adversely affect our results of operations for that period.

If our agreement with the United States Air Force expires in June 2009 as scheduled, and is not extended or renewed, we may be unable to replace revenues from sales of ground equipment to the United States Air Force and seasonal patterns of this segment of our business may re-emerge.

In the fiscal years ended March 31, 2007, 2006 and 2005, approximately 24%, 18% and 24%, respectively, of our operating revenues arose from sales of de-icing equipment to the United States Air Force under a long-term contract.  This initial four-year contract, awarded in 1999, was extended for two additional three-year periods, and is scheduled to expire in June 2009.  We cannot provide any assurance that this agreement will be extended beyond its current 2009 expiration date.  In the event that this agreement is not extended, our revenues from sales of ground support equipment may decrease unless we are successful in obtaining customer orders from other sources and we cannot assure you that we will be able to secure orders in that quantity or for the fully-equipped models of equipment sold to the Air Force.  In addition, sales of de-icing equipment to the Air Force, has enabled us to ameliorate the seasonality of our ground equipment business.  Thus if the contract with the Air Force is not extended, seasonal patterns for this business may re-emerge.

Other Business Risks

Our revenues for aircraft maintenance services fluctuate based on the heavy maintenance check schedule, which is based on aircraft usage, for aircraft flown by our overnight air cargo operations. The schedule for heavy maintenance checks resulted in reduced maintenance revenues in fiscal 2007 and this reduced level is likely to continue in fiscal 2008.

Our maintenance revenues fluctuate based on the level of heavy maintenance checks performed on aircraft operated by our air cargo operations.  As a result of the delay in the introduction of ATR aircraft to replace 16 older Fokker F-27 aircraft operated by MAC, most of the ATR aircraft operated by MAC were placed in service during the fiscal year ended March 31, 2006.  Maintenance revenues associated with the conversion of these aircraft from passenger operations to cargo operations resulted in increased maintenance revenues during that period.  Because most of these aircraft were placed in service during a relatively short time span, they are on roughly the same maintenance schedule, and the next heavy maintenance checks due on these aircraft would not be anticipated to start until the fiscal year ending March 31, 2009.  Unless there is an acceleration of the heavy maintenance checks schedule, which is based on aircraft usage, or we are able to attract additional maintenance projects, our maintenance revenues in fiscal 2008 are likely to be lower than in fiscal 2005 and 2006.

Incidents or accidents involving products that we sell may result in liability or otherwise adversely affect our operating results for a period.

Incidents or accidents may occur involving the products that we sell.  For example, in February 2005, a 135-foot fixed-stand deicing boom sold by Global for installation at the Philadelphia, Pennsylvania airport collapsed on an Airbus A330 aircraft operated by US Airways.  While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured.  The operator of the deicing boom has claimed to suffer injuries in connection with the collapse.  U.S. Airways, the city of Philadelphia and the boom operator have each initiated litigation.  While we maintain products liability and other insurance in amounts we believe are customary and appropriate, and may have rights to pursue subcontractors in the event that we have any liability in connection with accidents involving products that we sell, it is possible that in the event of multiple accidents the amount of our insurance coverage would not be adequate.

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

Sales of de-icing equipment can be affected by weather conditions.

Our de-icing equipment is used to de-ice commercial and military aircraft.  The extent of de-icing activity depends on the severity of winter weather.  Mild winter weather conditions permit airports to use fewer de-icing units, since less time is required to de-ice aircraft in mild weather conditions.

Item 1B                      Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson and John J. Gioffre, officers and/or directors of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary.  The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space.  The operations of the Company and MAC are headquartered at this facility.  The two leases for this facility extend through May 31, 2008 at a monthly rental payment of $12,737.  The lease agreement includes an option permitting the Company to renew the lease for an additional two-year period, with the monthly rental payment to be adjusted to reflect the Consumer Price Index (CPI) change from June 1, 2006 to April 1, 2008.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

The Company also leases approximately 1950 square feet of office space and approximately 4,800 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan.  CSA’s operations are headquartered at these facilities which are leased from a third party under an annually renewable agreement.

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

Global leases a 112,500 square foot production facility in Olathe, Kansas.  The facility is leased, from a third party, under a three-year lease agreement, which expires in August 2009.  The monthly rental payment, as of March 31, 2007, was $33,342 and the monthly rental will increase to no more than $34,689 over the life of the lease, based on increases in the Consumer Price Index.

As of March 31, 2007, the Company leased hangar space from third parties at 35 other locations for aircraft storage.  Such hangar space is leased, from third parties, at prevailing market terms.

The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Item 3.                      Legal Proceedings.

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business.  For a description of material pending legal proceedings, see Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this report, which is incorporated herein by reference.

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

As of May 23, 2007 the number of holders of record of the Company’s Common Stock was approximately 275.  The range of high and low bid quotations per share for the Company’s common stock on the Nasdaq Small Cap Market from April 2005 through March 2007 is as follows:

	Common Stock
Quarter Ended	High	Low
June 30, 2005	$19.92	$13.75
September 30, 2005	16.43	9.75
December 31, 2005	13.23	9.50
March 31, 2006	14.50	10.50

June 30, 2006	$12.35	$10.94
September 30, 2006	11.51	7.50
December 31, 2006	10.63	8.50
March 31, 2007	9.31	7.52

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year.  On May 22, 2007, the Company declared a fiscal 2007 cash dividend of $0.25 per common share payable on June 29, 2007 to stockholders of record on June 8, 2007.

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market.  The program has no specified termination date.  The following table summarizes the Company’s share repurchase activity for the three-month period ended March 31, 2007.

AIR T PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs

January 1 to January 31, 2007	-	-	-	$1,909,000
February 1 to February 28, 2007	62,523	$7.93	62,523	1,413,000
March 1 to March 31, 2007	88,688	7.90	88,688	713,000

TOTAL	151,211	$7.91	151,211	$713,000

Subsequent to March 31, 2007 and through May 31, 2007, the Company has repurchased an additional 66,392 shares of its common stock at a total cost of $532,268, pursuant to this program.

Item 6.                      Selected Financial Data
(In thousands except per share data)

	Year Ended March 31,
	2007	2006	2005	2004	2003

Operating Revenues	$67,303	$79,529	$69,999	$55,997	$42,872

Earnings from continuing operations	2,486	2,055	2,106	2,164	366

Loss from discontinued operations	-	-	-	(426)	(1,590)

Net earnings (loss)	2,486	2,055	2,106	1,738	(1,224)

Basic earnings per share
Continuing operations	$0.94	$0.77	$0.79	$0.80	$0.13
Discontinued operations	-	-	-	(0.16)	(0.58)
Total basic net earnings per share	$0.94	$0.77	$0.79	$0.64	$(0.45)

Diluted earnings per share:
Continuing operations	$0.94	$0.77	$0.78	$0.80	$0.13
Discontinued operations	-	-	-	(0.16)	(0.58)
Total diluted net earnings per share	$0.94	$0.77	$0.78	$0.64	$(0.45)

Total assets	$24,615	$23,923	$24,109	$19,574	$21,328

Long-term obligations, including
current portion	$798	$950	$1,245	$279	$2,509

Stockholders' equity	$15,449	$14,500	$13,086	$11,677	$9,611

Average common shares outstanding-Basic	2,650	2,671	2,677	2,716	2,726

Average common shares outstanding-Diluted	2,650	2,672	2,693	2,728	2,726

Dividend declared per common share (1)	$0.25	$0.25	$0.20	$-	$0.12

Dividend paid per common share (1)	$0.25	$0.25	$0.20	$-	$0.12

____________________________________

(1)
On May 22, 2007, the Company declared a cash dividend of $0.25 per common share payable on June 29, 2007 to stockholders of record on June 8, 2007.  Due to losses sustained in fiscal 2003, no common share dividend was paid in fiscal 2004.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company’s air cargo operations, which are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, accounted for 54% of revenue in fiscal 2007.  The Company’s ground support operations, comprised of its Global Ground Support, LLC subsidiary (“Global”), accounted for the remaining 46% of 2007 revenues.  Following is a table detailing revenues  by segment and by major customer category:

(=000)
	2007		2006		2005

Overnight Air Cargo Segment:
FedEx	$36,091	54%	$43,447	55%	$41,312	59%

Ground Equipment Segment:
Military	16,342	24%	14,183	18%	16,591	24%
Foreign countries	2,161	3%	11,872	15%	651	1%
Other-Commercial	12,709	19%	10,027	13%	11,445	16%
	31,212	46%	36,082	45%	28,687	41%

	$67,303	100%	$79,529	100%	$69,999	100%

MAC and CSA are short-haul express air freight carriers and provide air cargo services exclusively to one customer, FedEx Corporation (“FedEx”).  Under the terms of the dry-lease service agreements, which currently cover the majority of the revenue aircraft operated, the Company receives an administrative fee based on the number of aircraft operated in revenue service and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  These agreements are renewable on two to five year terms and may be terminated by FedEx at any time upon 30 days notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the air freight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

Separate agreements cover the five types of aircraft operated by MAC and CSA for FedEx—Cessna Caravan, ATR-42, ATR-72, Fokker F-27, and Short Brothers SD3-30.  The Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft (a total of 88 aircraft at March 31, 2007) are owned by and dry-leased from FedEx, and the Short Brothers SD3-30 aircraft (two aircraft at March 31, 2007) are owned by the Company and operated periodically under wet-lease arrangements with FedEx.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

MAC and CSA’s revenue contributed approximately $36,091,000 and $43,447,000 to the Company’s revenues in fiscal 2007 and 2006, respectively, a current year net decrease of $7,356,000 (17%). The Company and its air cargo segment’s financial results in fiscal 2007 continue to be affected by FedEx’s 2004 decision to modernize a portion of the aircraft fleet operated by MAC by replacing older Fokker F-27 aircraft with newer ATR-42 and ATR-72 aircraft.  MAC was engaged to assist in the certification and conversion of ATR aircraft from passenger to cargo configuration and experienced a substantial increase in maintenance revenue in fiscal 2005 as the conversion program hit its peak, then experienced a decrease in maintenance revenue in fiscal 2006 as the conversion program was completed and the aircraft were placed in revenue service. The Company experienced a further significant reduction in maintenance revenue in fiscal 2007 with no revenue from the conversion program and also because the aircraft that were converted had not yet reached a full cycle for recurring heavy maintenance.  The majority of these conversion activities, representing the cost of aircraft parts, have been billed to the customer without mark-up.  The Company also increased its operating income in fiscal 2005 and 2006 as a result of the aircraft conversions, as the increased labor hours resulted in increased productivity and margins.  The Company saw a marked decrease in revenues in fiscal 2007, principally attributable to a return to normalized operations after the aircraft conversion program.    The air cargo, segment’s operating income for fiscal 2007 was $1,685,000 compared to $2,234,000 in fiscal 2006, a 25% decrease.

In addition, the Company’s maintenance revenues fluctuate based on the level of heavy maintenance checks performed on aircraft operated by its air cargo operations.  Because most of the ATR aircraft were placed in service during a relatively short time span, they are on roughly the same maintenance schedule, and the next heavy maintenance checks due on these aircraft would not be anticipated to start until the fiscal year ending March 31, 2009.  Unless there is an acceleration of the heavy maintenance checks schedule, which is based on aircraft usage, or the Company is able to attract additional maintenance projects, maintenance revenues in fiscal 2008 are likely to be lower than in fiscal 2005 and 2006.  Cost cutting measures implemented at MAC during the latter half of fiscal 2007 partially offset the effect of reduced maintenance revenues in that period and are anticipated to have a continuing impact going forward.

Global manufactures, services and supports aircraft deicers and ground support equipment and other specialized industrial equipment on a worldwide basis.  Global’s revenues contributed approximately $31,212,000 and $36,081,000 to the Company’s revenues in fiscal 2007 and 2006, respectively, a current year decrease of 13.5%.  In fiscal 2007, Global revenues were 46% of consolidated revenues, only slightly above the 45% in fiscal 2006, but this percentage has increased significantly from 30% in fiscal 2003.  This trend shows the increasing significance of Global to the consolidated results of the Company.  Revenues in 2007 were affected by a significant decrease in the number of commercial deicers sold compared to 2006 (both domestically and foreign), somewhat offset by increased unit sales to the military and increased service and training income.  Although sales revenue decreased, Global had a substantially higher gross margin and profit in fiscal 2007.  Global’s segment operating income for fiscal 2007 was $4,506,000, a 53% increase over fiscal 2006 segment operating income of $2,940,000.  The reasons for the increase in segment operating income were an improved customer and product mix and a decrease in costs associated with the Philadelphia boom incident, discussed below.

In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force.  In June 2003 Global was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.  In fiscal 2007, revenues from sales to the Air Force accounted for approximately 52% of the ground equipment segment’s revenues (as compared to 39% in fiscal 2006).

Global’s results in fiscal 2006 were adversely affected as the result of the collapse of one of twelve fixed-stand deicing booms sold by Global for installation at the Philadelphia airport.  Following the collapse of the boom, Global undertook to examine and repair the eleven remaining booms and incurred expense of approximately $905,000 in connection these activities.  No similar costs were incurred in fiscal 2007.  Although Global has initiated legal action to recover these expenses from its subcontractor, the Company, cannot provide assurance of the amount or timing of any such recovery.  See Note 15 of Notes to Consolidated Financial Statements.

The following table summarizes the changes and trends in the Company’s operating expenses for continuing operations as a percentage of revenue:

	Fiscal year ended March 31,
	2007	2006	2005
Operating Revenues (in thousands)	$67,303	$79,529	$69,999
Operating expenses as a percent of revenue:
Flight operations	26.55%	24.38%	24.41%
Maintenance	19.10	22.41	25.65
Ground equipment	33.43	36.32	32.11
General and administrative	14.24	12.06	11.96
Depreciation and amortization	0.99	0.86	0.91
Total Operating Expenses	94.31%	96.03%	95.04%

The Company, which incurred an increase in professional fees in fiscal 2005 due to the anticipated internal controls audit requirements of Section 404 of the Sarbanes-Oxley Act (SOX) of 2002, reduced SOX related professional fees in fiscal 2006 and 2007 due to SEC approved extensions in the Section 404 implementation deadlines for smaller companies, including the Company.  The requirements of Section 404 of SOX are currently scheduled to apply to the Company's 2008 fiscal year.  Section 404 requires management of the Company to document, test, and issue an opinion as to the adequacy of internal control over financial reporting.  In addition, Section 404 requires the Company's independent accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the adequacy of internal control over financial reporting, which requirement is currently scheduled to be applicable for the Company's 2009 fiscal year.  The Company anticipates that under the current phase-in schedule, compliance with these requirements of Section 404 will increase professional fees in fiscal 2008 and 2009.

Fiscal 2007 vs. 2006

Consolidated revenue from operations decreased $12,225,000 (15%) to $67,303,000 for the fiscal year ended March 31, 2007 compared to the prior fiscal year.  The decrease in 2007 revenue resulted from a decrease in air cargo revenue of $7,356,000 (17%) to $36,091,000 in fiscal 2007, combined with a decrease in ground equipment revenue of $4,869,000 (14%) to $31,212,000, as described in “Overview” above.  The decrease in air cargo revenue was primarily the result of a decrease in expenses that are passed through to the customer at cost, primarily relating to the aircraft conversion program that was undertaken in fiscal 2005 and completed in fiscal 2006.  Air cargo revenues have returned to levels similar to fiscal 2004, prior to commencement of the customer fleet modernization program.  We expect this level of air cargo revenues to be more indicative of air cargo revenues for fiscal 2008.  The decrease in ground equipment revenue was primarily the result of a decrease in the number of commercial deicing units sold by Global, largely due to a decrease in foreign sales in China, the United Kingdom and Canada.  The decrease in foreign sales has been partially offset by increased sales to the United States military and increases in service and training income

Operating expenses on a consolidated basis decreased $12,894,000 (17%) to $63,477,000 for fiscal 2007 compared to fiscal 2006.  The decrease in air cargo operating expenses consisted of the following changes: cost of flight operations decreased $1,515,000 (8%) primarily as a result of decreased direct operating costs, including pilot salaries and related benefits, fuel, airport fees, and costs associated with pilot travel and decreased administrative staffing due to flight schedule changes.  This was also a byproduct of the aircraft conversion program as pilot costs were up significantly during the program as MAC ramped up for a new aircraft type and had dual staffing and training requirements.  These costs have returned to historic levels as MAC has resumed normal operations with the new fleet of aircraft in fiscal 2007.  Aircraft maintenance expenses decreased $4,967,000 (28%) primarily as a result of decreases in maintenance costs that are passed through to the customer at cost, the cost of contract services, maintenance personnel, travel, and outside maintenance related to completion of the customer fleet modernization in fiscal 2006.  Ground equipment costs decreased $6,386,000 (22%), which included decreased cost of parts and supplies and labor related to the decreased customer orders and sales by Global in fiscal 2007.  We also made some strategic purchasing decisions during fiscal 2007 that increased interim inventory levels but resulted in decreased production costs.  In addition, we incurred $905,000 in remediation costs in fiscal 2006 associated with the incident involving one of Global’s deicing booms in Philadelphia.

Gross margin on ground equipment increased from $7,195,000 (20%) in fiscal 2006 to $8,711,000 (28%) in fiscal 2007.  This was the result of the change in customer mix, with fewer commercial units and an increase in military units, as well as increased service and training income.  The military units are of similar configuration resulting in production efficiencies.  The military units also generally include higher margin options.  In addition, the Philadelphia remediation costs negatively impacted the 2006 gross margin.

General and administrative expense remained fairly constant with a net decrease of  $9,000.  The Company incurred compensation expense related to stock options of $305,000 in fiscal 2007 as a result of adopting SFAS 123(R) Share-Based Payment (“SFAS 123(R)”) at the beginning of the fiscal year.  Staffing and benefits and staff travel costs decreased in fiscal 2007 as a result of a number of management personnel retirements and also to return to staffing levels prior to the aircraft conversion program.

Operating income for the year ended March 31, 2007 was $3,827,000, a $669,000 (21%) improvement over fiscal 2006.  The majority of the improvement came in the ground support segment.  Global’s current fiscal year operating income increased compared to its prior fiscal year primarily due to current period’s higher levels of equipment margins and the $905,000 in cost associated with the repair of deicing booms in Philadelphia in fiscal 2006.

Non-operating income, net was a net income amount of $76,000 in fiscal 2007 compared to a net expense of $77,000 in fiscal 2006.  Interest expense was consistent from year to year.  Investment income increased by $99,000 in fiscal 2007 due to increased rates on investments, as well as an increase in the amounts invested in 2007.

Income tax expense of $1,416,000 in fiscal 2007 represented an effective tax rate of 36.3%, which included the benefit of municipal bond income as well as the impact of U.S. production deduction authorized under tax law changes enacted in fiscal 2005.  Income tax expense of $1,026,000 in fiscal 2006 represented an effective tax rate of 33.3%, which included a reduction associated with a true-up of deferred tax assets in the prior fiscal year.

Net earnings were $2,486,000 or $0.94 per diluted share for the year ended March 31, 2007, a 21% improvement over $2,055,000 or $0.77 per diluted share in fiscal 2006.

Fiscal 2006 vs. 2005

Consolidated revenue from operations increased $9,529,000 (14%) to $79,529,000 for the fiscal year ended March 31, 2006 compared to the prior fiscal year.  The increase in 2006 revenue resulted from an increase in air cargo revenue of $2,135,000 (5%) to $43,447,000 in fiscal 2006, combined with a  $7,394,000 (26%) increase in ground equipment revenues to $36,081,000 in fiscal 2006.  The increase in air cargo revenue was primarily the result of an increase in expenses that are passed through to the customer at cost, primarily relating to the aircraft conversion program that was undertaken in fiscal 2005 and completed in fiscal 2006, as discussed in “Overview” above.  The increase in ground equipment revenue was primarily the result of an increase in the number of commercial deicing units sold by Global in fiscal 2006, largely due to orders from China, the United Kingdom and Canada.

Operating expenses on a consolidated basis increased $9,840,000 (15%) to $76,371,000 for fiscal 2006 compared to fiscal 2005.  The increase in air cargo operating expenses consisted of the following changes: cost of flight operations increased $2,295,000 (13%) primarily as a result of increased direct operating costs, including pilot salaries and related benefits, fuel, airport fees, and costs associated with pilot travel, due to increased cost of oil, flight schedule changes and increased administrative staffing due to fleet modernization and route expansion programs; maintenance expenses decreased $129,000 (1%) primarily as a result of decreases in cost of contract services, maintenance personnel, travel, and outside maintenance related to the completion of customer fleet modernization, partially offset by increased operating cost related to the route expansion.  Ground equipment costs increased $6,406,000 (29%), which included increased cost of parts and supplies and support personnel related to increased customer orders and $905,000 in remediation costs associated with the incident involving one of Global’s deicing booms in Philadelphia.

Gross margin on ground equipment increased from $6,207,000 (22%) in fiscal 2005 to $7,195,000 (20%) in fiscal 2006.  This was the result of increased foreign sales in 2006, although the gross margin percentage was down as a result of the costs associated with the Philadelphia boom incident.

General and administrative expense increased  $1,218,000 (15%) primarily as a result of a provision for bad debt expense, increased staffing and benefits, staff travel and profit sharing provision, offset by decreased professional fees due to a deferral in the implementation of SOX Section 404 compliance.

Operating income for the year ended March 31, 2006 was $3,158,000, a $311,000 reduction from fiscal 2005, resulting from changes in both the ground equipment and air cargo sectors.  In the fiscal year ended March 31, 2006, Global had operating income of $2,940,000, a 1% decrease compared to fiscal 2005 operating income of $2,957,000. Global’s fiscal 2006 operating income decreased compared to fiscal 2005 primarily due to higher levels of commercial equipment orders in 2006, which more than offset the $905,000 in cost associated with the repair of deicing booms in Philadelphia.  Operating income for the Company’s overnight air cargo operations was $2,234,000 in the fiscal year ended March 31, 2006, an increase of 4% from $2,143,000 in fiscal 2005.  The increase in air cargo operating income was due to FedEx’s 2004 decision to modernize the aircraft fleet being operated by MAC under dry-lease agreements by replacing older Fokker F-27 aircraft with newer ATR-42 and ATR-72 aircraft.  MAC’s administrative fees which are based on the number of aircraft operated in active or stand-by service, although adversely affected in fiscal 2005 as a result of delays in the introduction of newer ATR aircraft which were not received in time to replace the older Fokker F-27 aircraft that were removed from service as they neared major scheduled maintenance, increased in fiscal 2006 as the ATR aircraft entered revenue service.  F-27 revenue routes, affected by the delayed introduction of the ATR’s, were temporarily flown in fiscal 2005 by standby MAC and CSA aircraft or wet lease aircraft.  MAC, which had been engaged to assist in the certification and conversion of ATR aircraft from passenger to cargo configuration and had experienced a substantial increase in maintenance revenue in fiscal 2005, experienced a decrease in maintenance revenue in fiscal 2006 due to the completion of work once the aircraft were placed in revenue service.  The majority of these conversion activities, a portion of which represents cost of aircraft parts, have been billed to the customer without mark-up.

Non-operating expense was $76,000 in fiscal 2006 compared to $22,000 in fiscal 2005.  Interest expense was $65,000 higher in fiscal 2006 related to increased borrowings on the Company’s bank line.  This increase was partly offset by a 25,000 increase in interest earned on investments.

Income tax expense of $1,026,000 in fiscal 2006 represented an effective tax rate of 33.3%, which included a reduction associated with a true-up of deferred tax assets in the prior fiscal year.  Income tax expense of $1,341,000 in fiscal 2005 represented an effective tax rate of 38.9%, which represented the combined federal and state statutory tax rates.

Net earnings was $2,055,000 or $0.77 per diluted share for the year ended March 31, 2006, a 2% decline from $2,106,000 or $0.78 per diluted share in fiscal 2005.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s working capital amounted to $12,725,000, an increase of $1,645,000 compared to March 31, 2006. The net increase primarily resulted from an increase in inventories and cash and cash equivalents, partially offset by a decrease in accounts receivable, as discussed further below.

In August 2006, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2008.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of March 31, 2007, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2007, $7,000,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at March 31, 2007 was 5.32%. At March 31, 2007 and 2006 there were no outstanding loan balances.

The Company is exposed to changes in interest rates on its line of credit.  Although the line had no outstanding balance at March 31, 2007 and 2006, the line of credit did have a weighted average balance outstanding of approximately $1,386,000 during the year ended March 31, 2007.  If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, annual interest expense would have increased by approximately $14,000.

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

The following table of material contractual obligations at March 31, 2007 summarizes the effect these obligations are expected to have on the Company’s cash flow in the future periods, as discussed below.

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Long-term bank debt	$684,196	$108,992	$575,204	$-	$-
Operating leases	529,189	490,617	35,338	3,234	-
Capital leases	74,947	23,301	31,195	20,451	-
Deferred retirement obligation	646,084	12,391	-	633,693	-
Total	$1,934,416	$635,301	$641,737	$657,378	$-

The following is a table of changes in cash flow for the respective years ended March 31, 2007, 2006 and 2005;

	2007	2006	2005
Net Cash Provided by Operating Activities	$2,463,000	$530,000	$3,273,000
Net Cash (Used In) Investing Activities	(198,000)	(355,000)	(375,000)
Net Cash (Used in) Provided by Financing Activities	(2,072,000)	(970,000)	140,000
Net Increase (Decrease) in Cash	193,000	(795,000)	3,038,000

Cash provided by operating activities was $1,933,000 more for fiscal 2007 compared to fiscal 2006.  An increase in net earnings in fiscal 2007 and an executive retirement obligation of $693,000 paid in fiscal 2006 were significant components of the increase.  In addition, accounts receivable decreased and inventories increased from fiscal 2007.  Accounts receivable have decreased as a significant portion of fourth quarter sales were to the military with favorable payment terms to the Company.  Inventories have increased to meet product demand and to take advantage of strategic purchase opportunities.  Cash used in investing activities for fiscal 2007 was approximately $157,000 less than fiscal 2006, due to decreased capital expenditures in the current year.  Cash used by financing activities was $1,102,000 more in fiscal 2007 compared to fiscal 2006 principally due to the stock repurchase program initiated by the Company in December 2006.

During the fiscal year ended March 31, 2007 the Company repurchased 161,295 shares of its common stock for $1,287,047, including a commission of $.05 per share.  No stock repurchases were made in fiscal 2006.  During the fiscal year ended March 31, 2005 the Company repurchased 78,534 shares of its common stock for $356,796, as described following, under “Resignation of Executive Officer”.

There are currently no commitments for significant capital expenditures.  The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.  On May 4, 2005, the Company declared a $0.25 per share cash dividend, to be paid on June 28, 2005 to shareholders of record June 11, 2005.  On May 23, 2006 the Company declared a $.25 per share cash dividend, to be paid on June 28, 2006 to shareholders of record June 9, 2006. On May 22, 2007 the Company declared a $.25 per share cash dividend, to be paid on June 29, 2007 to shareholders of record June 8, 2007.

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

Seasonality

Global’s business has historically been seasonal.  The Company has continued its efforts to reduce Global’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, Global was awarded a four-year contract to supply deicing equipment to the United States Air Force, and Global has been awarded two three-year extensions on the contract. Although sales remain somewhat seasonal, this diversification has lessened the seasonal impacts and allowed the Company to be more efficient in its planning and production.  The air cargo segment of business has no susceptibility to seasonality.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in Notes to the Consolidated Financial Statements in Item 8.  The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses.  Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions.  The Company’s estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from estimates.  The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, warranty reserves, deferred tax asset valuation, and retirement benefit obligations.

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable in the amount of $413,000 and $482,000, respectively, in fiscal 2007 and 2006, was established based on management’s estimates of the collectability of accounts receivable.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s parts inventories are valued at the lower of cost or market.  Provisions for excess and obsolete inventories in the amount of $664,000 and $451,000, respectively, in fiscal 2007 and 2006, are based on assessment of the marketability of slow-moving and obsolete inventories.  Historical part usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty reserves.  The Company warranties its ground equipment products for up to a two-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.  As of March 31, 2007 and 2006, the Company’s warranty reserve amounted to $196,000 and $285,000, respectively.

Deferred Taxes.  Deferred tax assets and liabilities, net of valuation allowance in the amount of $62,000 and $82,000, respectively, in fiscal 2007 and 2006, reflect the likelihood of the recoverability of these assets.  Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

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

Valuation of Long-Lived Assets.  The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount.  In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value.  The Company has applied the discontinued operations provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for the MAS operations and has reflected any remaining long-lived assets associated with the discontinued MAS subsidiary at zero fair market value at March 31, 2007 and 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet completed its analysis of the effects of this interpretation.

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

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated or that the U.S. Air Force will defer orders under its contract with Global or that this contract will not be extended;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s air cargo operations or equipment sold by Global;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is included in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources”.

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc.

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2007. Our audit also included the financial statement schedule listed in the index at Item 15(a)2.  These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Dixon Hughes PLLC

Charlotte, NC

June 14, 2007

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2007	2006	2005
Operating Revenues:
Overnight air cargo	$36,091,405	$43,447,244	$41,312,475
Ground equipment	31,211,940	36,081,387	28,686,963
	67,303,345	79,528,631	69,999,438

Operating Expenses:
Flight-air cargo	17,870,347	19,385,644	17,090,249
Maintenance-air cargo	12,857,670	17,824,277	17,953,353
Ground equipment	22,500,712	28,886,513	22,480,127
General and administrative	9,582,151	9,591,353	8,373,195
Depreciation and amortization	665,818	683,099	633,818
	63,476,698	76,370,886	66,530,742

Operating Income	3,826,647	3,157,745	3,468,696

Non-operating Expense (Income):
Interest	177,905	177,159	111,946
Investment income	(227,373)	(128,561)	(104,026)
Other	(26,271)	28,126	14,384
	(75,739)	76,724	22,304

Earnings From Operations Before Income Taxes	3,902,386	3,081,021	3,446,392

Income Taxes	1,416,340	1,026,110	1,340,832

Net Earnings	$2,486,046	$2,054,911	$2,105,560

Basic Net Earnings Per Share	$0.94	$0.77	$0.79
Diluted Net Earnings Per Share	$0.94	$0.77	$0.78

Weighted Average Shares Outstanding:
Basic	2,650,121	2,671,293	2,677,114
Diluted	2,650,452	2,671,779	2,692,880

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,895,499	$2,702,424
Marketable securities	860,870	807,818
Accounts receivable, less allowance for
doubtful accounts of $413,341 in 2007 and
$481,837 in 2006	7,643,391	8,692,971
Notes and other non-trade receivables-current	68,730	104,086
Inventories	8,085,755	5,705,591
Deferred tax asset	724,534	576,640
Income taxes receivable	-	108,553
Prepaid expenses and other	325,533	334,064
Total Current Assets	20,604,312	19,032,147

Property and Equipment:
Furniture, fixtures and improvements	5,413,075	6,370,193
Flight equipment and rotables inventory	2,700,288	2,705,870
	8,113,363	9,076,063
Less accumulated depreciation	(5,820,852)	(5,907,520)
Property and Equipment, net	2,292,511	3,168,543

Deferred Tax Asset	170,353	194,996
Cash Surrender Value of Life Insurance Policies	1,296,703	1,231,481
Notes and Other Non-Trade Receivables-LongTerm	200,529	214,653
Other Assets	50,576	81,537
Total Assets	$24,614,984	$23,923,357

See notes to consolidated financial statements.

	March 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,304,022	$5,354,713
Accrued expenses	2,236,106	2,411,262
Income taxes payable	194,840	-
Current portion of long-term obligations	144,684	186,492
Total Current Liabilities	7,879,652	7,952,467

Capital Lease and Other Obligations (less current
portion)	77,702	50,577

Long-term Debt (less current portion)	575,204	712,883
Deferred Retirement Obligations (less current
portion)	633,693	707,388
Stockholders' Equity:
Preferred stock, $1 par value, authorized
50,000 shares, none issued	-	-
Common stock, par value $.25; authorized
4,000,000 shares; 2,509,998 in 2007
and 2,671,293 in 2006 shares were
issued and outstanding	627,499	667,823
Additional paid in capital	6,058,070	6,939,357
Retained earnings	8,658,606	6,840,383
Accumulated other comprehensive income, net	104,558	52,479
Total Stockholders' Equity	15,448,733	14,500,042
Total Liabilities and Stockholders’ Equity	$24,614,984	$23,923,357

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended March 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,486,046	$2,054,911	$2,105,560
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in accounts receivable and inventory reserves	144,768	223,867	(48,563)
Depreciation and amortization	665,818	683,099	633,818
Change in cash surrender value of life insurance	(65,222)	(68,481)	-
Deferred tax (benefit) provision	(169,566)	187,005	565,149
Periodic pension (benefit) cost	(13,211)	(27,207)	(1,288)
Warranty reserve	123,000	251,000	197,000
Compensation expense related to stock options	305,436	-	-
Change in assets and liabilities which provided (used) cash
Accounts receivable	1,118,076	(1,514,914)	(2,197,540)
Notes receivable and other non-trade receivables	49,480	107,709	123,273
Inventories	(2,220,781)	88,862	131,702
Prepaid expenses and other	50,170	(283,519)	(35,322)
Accounts payable	(50,691)	(737,473)	2,751,836
Accrued expenses	(339,719)	(98,516)	(254,255)
Deferred retirement obligation	-	(692,959)	-
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	-	(80,129)
Income taxes payable	332,821	357,057	(617,969)
Deferred tax asset	46,315	-	-
Total adjustments	(23,306)	(1,524,470)	1,167,712
Net cash provided by operating activities	2,462,740	530,441	3,273,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of assets	-	7,124	20,655
Capital expenditures	(197,925)	(362,570)	(395,685)
Net cash used in investing activities	(197,925)	(355,446)	(375,030)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net aircraft term loan (payments) proceeds	(104,352)	(99,918)	885,153
Net proceeds (repayments) on line of credit	27,362	(202,679)	133,559
Payment of cash dividend	(667,823)	(667,633)	(535,658)
Payment on capital leases	(39,880)	-	-
Repurchase of common stock	(1,287,047)	-	(356,796)
Executive pension payment	-	-	(200,000)
Proceeds from exercise of stock options	-	-	213,710
Net cash (used in) provided by financing activities	(2,071,740)	(970,230)	139,968
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	193,075	(795,235)	3,038,210
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,702,424	3,497,659	459,449
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,895,499	$2,702,424	$3,497,659

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into during fiscal year	$35,492	$39,200	$-
Increase (decrease) in fair value of marketable securities	58,070	5,055	(91,247)
Increase in value of deferred compensation	25,009	-	-
Change in fair value of derivatives	-	22,156	53,184
Tax benefit from stock option	60,000	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$206,606	$215,457	$112,523
Income taxes	1,218,693	473,144	1,411,989

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, March 31, 2004	2,686,827	$671,706	$6,834,279	$4,127,484	$43,331	$11,676,800

Comprehensive Income:
Net earnings				2,105,560
Other comprehensive income:
Unrealized loss on securities,
net of tax					(71,247)
Change in fair value of derivative					53,184
Total Comprehensive Income						2,087,497
Exercise of stock options	63,000	15,750	197,960			213,710
Repurchase and retirement
of common stock	(78,534)	(19,633)	(92,882)	(244,281)		(356,796)
Cash dividend ($0.20 per share)				(535,658)		(535,658)
Balance, March 31, 2005	2,671,293	667,823	6,939,357	5,453,105	25,268	13,085,553

Comprehensive Income:
Net earnings				2,054,911
Other comprehensive income:
Unrealized gain on securities					5,055
Change in fair value of derivative					22,156
Total Comprehensive Income						2,082,122
Cash dividend ($0.25 per share)				(667,633)		(667,633)
Balance, March 31, 2006	2,671,293	667,823	6,939,357	6,840,383	52,479	14,500,042

Comprehensive Income:
Net earnings				2,486,046
Other comprehensive income:
Unrealized gain on securities,
net of tax					27,070
Total Comprehensive Income						2,513,116
Adjustment to initially apply SFAS
No. 158, net of tax					25,009	25,009
Cash dividend ($0.25 per share)				(667,823)		(667,823)
Tax benefit from stock option exercise			60,000			60,000
Compensation expense related to stock options			305,436			305,436
Stock repurchase	(161,295)	(40,324)	(1,246,723)			(1,287,047)
Balance, March 31, 2007	2,509,998	$627,499	$6,058,070	$8,658,606	$104,558	$15,448,733

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2007, 2006, AND 2005

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activities– Air T, Inc. (the Company), through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package air freight and a manufacturer of aircraft ground support and specialized industrial equipment.

Principles of Consolidation– The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CSA Air, Inc. (CSA), Global Ground Support, LLC (Global), Mountain Air Cargo, Inc. (MAC) and MAC Aviation Services, LLC (MACAS).  All significant intercompany transactions and balances have been eliminated.

Concentration of Credit Risk– The Company’s potential exposure to concentrations of credit risk consists of trade accounts and notes receivable, and bank deposits.  Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers’ financial condition.  Notes receivable payments are normally due monthly. The required allowance for doubtful accounts is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of past-due outstanding accounts receivables.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

At various times throughout the year, the Company has deposits with banks in excess of amounts covered by federal depository insurance.  These financial institutions have strong credit ratings and management believes that the credit risk related to these deposits is minimal.

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer.  The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and ground support equipment which provides equipment and services to approximately 90 customers, one of which is considered a major customer.  The loss of a major customer would have a material impact on the Company’s results of operations.  See Note 9 “Revenues From Major Customers”.

Cash Equivalents– Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Marketable Securities– Marketable securities consists solely of investments in mutual funds.  The Company has classified marketable securities as available-for-sale and they are carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on such securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) until realized.  Realized gains and losses on marketable securities are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price.

Inventories– Inventories related to the Company’s manufacturing operations are carried at the lower of cost (first in, first out) or market.  Aviation parts and supplies inventories are carried at the lower of average cost or market.  Consistent with industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

Property and Equipment– Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments.  Rotables inventory represents aircraft parts, which are repairable, capitalized and depreciated over their estimated useful lives.  Depreciation and amortization are provided on a straight-line basis over the shorter of the asset’s useful life or related lease term.  Useful lives range from three years for computer equipment and continue to seven years for flight equipment.

Revenue Recognition  – Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and title has passed to customers.

Operating Expenses Reimbursed by Customer– The Company, under the terms of its air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup.  The cost of flight crews, fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of operations.

Stock Based Compensation  – The Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation as of April 1, 2006, using the modified prospective approach, and as such, accounts for awards of stock-based compensation based on the fair value method.  Prior to April 1, 2006, the Company accounted for awards of stock-based compensation based on the intrinsic value method under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.  As such, no stock-based compensation is recorded in the determination of Net Earnings, as options granted have an option price equal to the market price of the underlying stock on the grant date.  The following table illustrates the effect on Net Earnings and Earnings Per Share (EPS) had the Company applied the fair value method of accounting for stock-based employee compensation under SFAS 123, Accounting for Stock-Based Compensation:

	Year Ended March 31,
	2006	2005
Net earnings - as reported	$2,054,911	$2,105,560
Compensation expense, net of income taxes	(36,900)	(6,740)
Net earnings – proforma	$2,018,011	$2,098,820
Basic earnings per share – as reported	$0.77	$0.79
Basic earnings per share – proforma	0.76	0.79
Diluted earnings per share - as reported	0.77	0.78
Diluted earnings per share – proforma	0.76	0.78

Financial Instruments– The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, cash surrender value of life insurance, accrued expenses, and long-term debt approximate their fair value at March 31, 2007 and 2006.

Warranty Reserves– The Company warranties its ground equipment products for up to a three-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity during fiscal 2007 and fiscal 2006 is as follows:

Balance at March 31, 2005	$198,000
Additions to reserve	251,000
Use of reserve	(164,000)
Balance at March 31, 2006	285,000
Additions to reserve	123,000
Use of reserve	(212,000)
Balance at March 31, 2007	$196,000

Income Taxes– Deferred income taxes are provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the liability approach.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.  The Company reviews the potential realization of all deferred tax assets on a periodic basis to determine the adequacy of its valuation allowance.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by the Company.

Accounting Estimates– The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed.  Actual results could differ from those estimates.  Significant estimates include the allowance for doubtful accounts, inventory reserves, deferred retirement obligations, revenue recognized under the percentage of completion method and valuation of long-lived assets.

2.           MARKETABLE SECURITIES

Marketable securities, with an adjusted cost basis of $730,345, which consisted of mutual funds and common stock, amounted to $861,000 and $808,000, respectively, as of March 31, 2007 and 2006.

The Company did not realize any gains or losses on sales of marketable securities in fiscal 2007, 2006 and 2005.  Unrealized gains reflected in other comprehensive income totaled $27,000 and $5,000, net of tax of approximately $31,000 and $0, respectively, in fiscal 2007 and 2006.  An unrealized loss of approximately $71,000, net of approximately $20,000 tax benefit was reflected in fiscal 2005.  As of March 31, 2007 and 2006, respectively, unrealized gains of approximately $79,000 and $52,000, net of tax, are included in accumulated other comprehensive income.

3.           INVENTORIES

Inventories consist of the following:

	March 31,
	2007	2006
Aircraft parts and supplies	$485,209	$621,111
Aircraft ground support manufacturing:
Raw materials	6,250,813	4,178,451
Work in process	1,648,896	1,270,944
Finished goods	364,688	85,672
Total inventories	8,749,606	6,156,178
Reserves	(663,851)	(450,587)
Total, net of reserves	$8,085,755	$5,705,591

4.           ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,
	2007	2006
Salaries, wages and related items	$1,222,578	$1,260,059
Profit sharing	515,992	421,310
Health insurance	208,397	309,108
Professional fees	27,966	73,800
Warranty reserves	196,153	284,741
Other	65,020	62,244
Total	$2,236,106	$2,411,262

5.           FINANCING ARRANGEMENTS

In August 2006, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2008.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of March 31, 2007, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2007, $7,000,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at March 31, 2007 was 5.32%. At March 31, 2007 and 2006 there was no balance outstanding on the credit facility.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000.  In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.  Maturities on the aircraft loan are $108,992, $113,820 and $461,384 in fiscal years 2008, 2009 and 2010, respectively.

6.           LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities, as well as capital leases for certain office and other equipment.  The Company leases its corporate offices from a company controlled by certain Company officers.   In June 2006, the Company agreed to an extension of its lease to May 2008, at a monthly rent amount of $12,737.

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

Global leases its facility under a lease which extends through August 2009; monthly rental will increase over the life of the lease, based on increases in the Consumer Price Index.

At March 31, 2007, future minimum annual lease payments under capital and non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

	Capital Leases	Operating Leases
2008	$27,507	$490,617
2009	20,906	30,406
2010	14,304	4,932
2011	14,304	2,972
2012	7,152	262
Total minimum lease payments	84,173	$529,188
Less amount representing interest	9,226
Present value of lease payments	74,947
Less current maturities	23,301
Long-term maturities	$51,646

Rent expense for operating leases totaled approximately $765,000, $739,000, and $721,000 for fiscal 2007, 2006 and 2005, respectively, and includes amounts to related parties of $149,878 in fiscal 2007 and $135,060 in fiscal 2006 and 2005.

7.           STOCKHOLDERS’ EQUITY

The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  No preferred shares have been issued as of March 31, 2007.

During fiscal 2004 the Company suspended its stock repurchase program. Except for 118,027 shares repurchased in conjunction with the retirement of an executive officer (see Note 11), no common shares were repurchased in fiscal 2005 or 2006.  Through March 31, 2006, the Company had repurchased and retired a total of 947,300 shares under that program, at a total cost of $3,973,265.

On November 10, 2006, the Company announced that its Board of Directors authorized a new program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market.  The program has no specified termination date.  During the period from November 10, 2006 through March 31, 2007, the Company repurchased 161,295 shares of its common stock at a total cost of $1,287,047, pursuant to this program.  Subsequent to March 31, 2007 and through May 31, 2007, the Company has repurchased an additional 66,392 shares of its common stock at a total cost of $532,268, pursuant to this program.

On May 22, 2007, the Company declared a cash dividend of $0.25 per common share payable on June 29, 2007 to stockholders of record on June 8, 2007.

Other Comprehensive Income (Loss) activity during fiscal 2007, 2006 and 2005 is as follows:

	Unrealized Gain	Change in	Pension	Total Other
	(Loss) on	Fair Value of	Liability	Comprehensive
	Securities	Derivative	Adjustment	Income (Loss)

Balance at March 31, 2004	$118,671	$(75,340)	$-	$43,331
Change	(71,247)	53,184	-	(18,063)
Balance at March 31, 2005	47,424	(22,156)	-	25,268
Change	5,055	22,156	-	27,211
Balance at March 31, 2006	52,479	-	-	52,479
Change	27,070	-		27,070
Adoption of SFAS 158			25,009	25,009
Balance at March 31, 2007	$79,549	$-	$25,009	$104,558

8.           EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 241,000 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant.  As of March 31, 2007, 11,000 shares remain available for grant under the plan.  The employee options generally vest one-third per year beginning with the first anniversary from the date of grant.   The non- employee director options generally vest one year from the date of grant.

Compensation expense related to the adoption of SFAS 123(R) and stock options granted was $305,436 before tax, or $187,172 after tax ($.07 per share, basic and diluted) for the year ended March 31, 2007.  There was no stock-based compensation expense related to stock options in fiscal 2006 and 2005 because the intrinsic value method was previously used to account for stock-based awards.  Unrecognized compensation expense related to the stock options of $836,020 at March 31, 2007 is to be recognized over the next eleven quarters ending December 31, 2009.

The fair value of the stock options granted in fiscal 2007 was estimated on the date of grant using the Black Scholes option-pricing model with the assumptions listed below.

Expected volatility	73.10%-85.19%
Expected dividend yield	1.10%
Risk-free interest rate	4.44%-4.74%
Expected term, in years	2.5-5.0

Option activity is summarized as follows:
		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life (Years)	Value (1)
Outstanding at March 31, 2004	64,000	$3.44
Exercised	(63,000)	3.39
Granted	1,000	28.77
Outstanding at March 31, 2005	2,000	17.58
Exercised	-	-
Granted	15,000	10.15
Outstanding at March 31, 2006	17,000	11.02
Exercised	-	-
Granted	224,000	8.37
Outstanding at March 31, 2007	241,000	$8.56	$ 9.10	$ -

Exercisable at March 31, 2007	17,000	$11.02	$ 8.83	$ -

(1) Based on the exercise price of outstanding options being greater than the market value at March 31, 2007, the aggregate intrinsic value is zero.

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the year ended, is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at April 1, 2006	15,000	$84,915
Granted	224,000	1,099,532
Vested	(15,000)	(84,915)
Forfeited	-	-
Nonvested at March 31, 2007	224,000	$1,099,532

9.           REVENUES FROM MAJOR CUSTOMERS

Approximately 54%, 55% and 59% of the Company’s revenues were derived from services performed for FedEx Corporation in fiscal 2007, 2006 and 2005, respectively.  In addition, approximately 24%, 18% and 24% of the Company’s revenues for fiscal 2007, 2006 and 2005 respectively, were generated from Global’s contract with the United States Air Force.

10.           INCOME TAXES

The provision (benefit) for income taxes consists of:

	Years Ended March 31,
	2007	2006	2005
Current:
Federal	$1,319,838	$677,230	$661,545
State	266,068	161,875	114,138
Total current	1,585,906	839,105	775,683
Deferred:
Federal	(167,487)	139,958	434,022
State	(2,079)	47,047	131,127
Total deferred	(169,566)	187,005	565,149

Total	$1,416,340	$1,026,110	$1,340,832

The income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

                                                   Years Ended March 31,
	2007		2006		200	5
	$	%	$	%	$		%
Income tax provision at
U.S. statutory rate	$1,326,812	34.0%	$1,047,548	34.0%	$1,171,773		34.0%
State income taxes, net
of Federal benefit	169,400	4.3	137,888	4.5	161,874		4.7
Permanent differences, net	(63,566)	(1.6)	(26,314)	(0.9)	8,775		0.7
Other differences, net	3,578	0.1	(135,733)	(4.4)	-		-
Change in valuation
allowance	(19,884)	(0.5)	2,721	0.1	(1,590)		(0.1)

Income tax provision	$1,416,340	36.3%	$1,026,110	33.3%	$1,340,832		39.3%

Deferred tax asset is comprised of the following components

	M	arch	31,
	2007			2006
Net deferred tax asset:
Warranty reserve	$75,781			$107,297
Accounts receivable reserve	160,713			182,608
Inventory reserve	256,455			174,977
Engine reserve	9,414			-
Accrued insurance	24,111			23,596
Accrued vacation	161,669			155,611
Deferred compensation	265,942			290,796
Fixed assets	(152,154)			(201,416)
Loss carryforwards	71,389			104,160
Valuation allowance	(62,415)			(82,299)
Adjustment to Other Comprehensive Income	(66,315)			(20,000)
Stock options	118,264			-
Other	32,033			36,306
Total	$894,887			$771,636

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2007 and 2006 consolidated balance sheets according to the classification of the related asset and liability.  The Company has state net operating loss carryforwards as of March 31, 2007 of approximately  $128,204.  The state loss carryforwards will expire in varying periods through March 2025.  At March 31, 2007 the Company had $62,415 of unrealized capital losses.  The Company’s $21,557 of deferred tax assets expired in the current fiscal year related to a $57,000 capital loss carryforward.  The Company recorded a full valuation allowance on the deferred tax assets relating to these capital losses at March 31, 2007 and 2006 based on management’s belief that realization is unlikely.

11.           EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan (“Plan”).  All employees of the Company are eligible to participate in the Plan after six months of service.  The Company’s contribution to the Plan for the years ended March 31, 2007, 2006 and 2005 was $282,000, $277,000, and $251,000, respectively and was recorded in general and administrative expenses in the consolidated statements of operations.

The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated.  Profit sharing expense in fiscal 2007, 2006, and 2005 was $518,000, $429,000 and $343,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of operations.

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

Effective December 31, 2003, an executive officer and director of the Company resigned his employment with Air T.  The Company purchased from the former executive officer 118,027 shares of Air T common stock (representing approximately 4.3% of the outstanding shares of common stock at December 31, 2003) for $4.54 per share (80% of the January 5, 2004 closing price).  The stock repurchase took place in three installments over a one-year period, starting January 12, 2004, and totaled approximately $536,000.  The repurchase of the former executive’s stock was recorded in the periods that the repurchase occurred and all such stock was subsequently retired.  All required installment payments have been made.

In 2005, the Compensation Committee of the Board of Directors confirmed the level of retirement benefits under existing agreements for certain executive officers at amounts approximately $510,000 less than had been previously accrued.  Based on an estimated average term to retirement of these officers of four years, the accrual was reduced by $130,000 in fiscal 2005 and $112,000 in fiscal 2006, both amounts reducing general and administrative expense in the respective years.  The accrual was reduced by an additional $154,000 in fiscal 2006 as a result of the retirement settlement described in the following paragraph.  In fiscal 2007, the reduction was charged to accumulated other comprehensive income in the amount of $47,000.

On December 29, 2005, Air T, Inc. and certain of its subsidiaries entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with John J. Gioffre, the Company’s Chief Financial Officer.  The Amended Employment Agreement amends and restates the existing Employment Agreement dated January 1, 1996 (the “Former Employment Agreement”), between the Company, these subsidiaries and Mr. Gioffre.  The Amended Employment Agreement provides the terms and conditions for Mr. Gioffre’s continued employment with the Company until his planned retirement on June 30, 2006.  In connection with the execution of the Amended Employment Agreement, the Company paid to Mr. Gioffre a $693,000 lump-sum retirement payment he would have been entitled to receive under the Former Employment Agreement had he retired on September 1, 2005, plus interest from that date at a rate equal to the Company’s cost of funds.  The Company had previously accrued $816,000 in retirement benefit expense, and accordingly, the adjustment of $123,000 increased the Company’s results from operations for the year ended March 31, 2006.  The Amended Employment Agreement terminates the Company’s obligations to pay any further retirement or death benefits to Mr. Gioffre.  Mr. Gioffre formally retired in December 2006.

On March 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.   SFAS 158 requires the Company to recognize the funded status of its supplemental retirement plan in the March 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions, all of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to the provisions of SFAS 87.  These amounts will be subsequently recognized as net periodic pension costs pursuant to the Company’s historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be recognized as a component of other comprehensive income.

The adoption of SFAS 158 had no effect on the Company’s consolidated statements of earnings for the year ended March 31, 2007, or for any period presented, and will not affect the Company’s operating results in future periods.  The effect of adopting SFAS 158 in the year ended March 31, 2007 was to decrease deferred retirement obligations by $40,752, decrease deferred income tax assets by $15,743 and increase accumulated other comprehensive income by $25,009.

Included in accumulated other comprehensive income at March 31, 2007, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $56,485 and unrecognized actuarial losses of $15,733.  The prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended March 31, 2008, are $56,485, and $5,156, respectively.

The following tables set forth the funded status of the Company’s supplemental retirement plan at March 31, 2007 and the change in the projected benefit obligation during fiscal 2007:

March 31, 2007
Funded status
Projected benefit obligation
Beginning of year	$575,877
Change	57,816
End of year	633,693
Fair value of plan assets	-
Funded status end of year	(633,693)

Accumulated benefit obligation at end of year	$633,693

	2007	2006
Projected benefit obligation beginning of year	$575,877	$1,141,619
Service cost	22,626	37,381
Interest cost	33,226	54,634
Actuarial loss due to change in assumption	1,964	(499)
Non-cash adjustments due to amendment and settlement	-	35,701
Benefits paid	-	(692,959)
Projected benefit obligation end of year	$633,693	$575,877

The projected benefit obligation was determined using an assumed discount rate of 5.75% at March 31, 2007 and 2006.  The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

Net periodic pension (benefit) expense for fiscal 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005

Service cost	$22,626	$37,381	$40,528
Interest cost	33,226	54,634	59,457
Amortization of unrecognized prior
service cost and actuarial losses (gain)	(42,641)	4,130	(102,057)
(Gain) loss on settlement	-	(123,352)	784

Net periodic pension cost and (benefit)	$13,211	$(27,207)	$(1,288)

Projected benefit payments (based on assumption of lump sum payment at early retirement age 62) for fiscal years ending:

2008                   $            -
2009                                 -
2010                                 -
2011                      800,000
2012                                 -

    The Company’s former Chairman and CEO passed away on April 18, 1997.  Under the terms of his supplemental retirement agreement, approximately $498,000 in present value of death benefits,  was  required to be paid out in the 10 years after his death.  As of March 31, 2007 and 2006, accruals related to the unpaid present value of the benefit amounted to approximately $12,000 and $110,000, respectively (of which approximately $0 and $46,000, respectively is included under deferred retirement obligations in the accompanying consolidated balance sheets).

12.           NET EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  As of March 31, 2007, 16,000 shares of outstanding stock options were anti-dilutive.

The computation of basic and diluted weighted average common shares outstanding is as follows:

	Year Ended March 31,
	2007	2006	2005
Basic	2,650,121	2,671,293	2,677,114
Incremental Shares From Stock Options	331	486	15,766
Diluted	2,650,452	2,671,779	2,692,880

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands except per share data)
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2007
Operating Revenues	$16,084	$14,721	$17,395	$19,103

Operating Income	$1,105	$552	$525	$1,645

Earnings Before Income Taxes	$1,156	$578	$495	$1,673

Net Earnings	$727	$371	$304	$1,084

Basic and Diluted Net Earnings per share	$0.27	$0.14	$0.11	$0.42

2006
Operating Revenues	$17,216	$18,136	$23,415	$20,762

Operating Income	$447	$465	$1,149	$1,097

Earnings Before Income Taxes	$449	$460	$1,107	$1,065

Net Earnings	$278	$264	$675	$838	(1)

Basic and Diluted Net Earnings per share	$0.10	$0.10	$0.25	$0.32

(1)A true-up of timing differences in the fixed asset portion of deferred tax asset resulted in a reduction in the provision for income taxes in the Company’s fourth quarter.

14.           SEGMENT INFORMATION

The Company operates three subsidiaries in two business segments.  Each business segment has separate management teams and infrastructures that offer different products and services.  The subsidiaries have been combined into the following two reportable segments: overnight air cargo and ground equipment.   The overnight air cargo segment encompasses services provided primarily to one customer, FedEx, and the ground equipment segment encompasses the operations of Global.

The accounting policies for all reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.  The Company evaluates the performance of its operating segments based on operating income from continuing operations.

Segment data is summarized as follows:

	2007	2006	2005

Operating Revenues:
Overnight Air Cargo	$36,091,405	$43,447,244	$41,312,475
Ground Equipment:
Domestic	29,051,299	24,209,747	28,036,100
International	2,160,641	11,871,640	650,863
Total Ground Equipment	31,211,940	36,081,387	28,686,963
Total	$67,303,345	$79,528,631	$69,999,438

Operating Income (loss) from
Continuing operations:
Overnight Air Cargo	$1,685,069	$2,234,395	$2,143,434
Ground Equipment	4,506,196	2,939,508	2,956,937
Corporate (1)	(2,364,618)	(2,016,158)	(1,631,675)
Total	$3,826,647	$3,157,745	$3,468,696

Identifiable Assets:
Overnight Air Cargo	$5,823,455	$6,298,618	$7,312,183
Ground Equipment	13,247,048	12,620,815	10,180,943
Corporate	5,544,481	5,003,924	6,615,799
Total	$24,614,984	$23,923,357	$24,108,925

Capital Expenditures, net:
Overnight Air Cargo	$101,093	$272,071	$266,714
Ground Equipment	44,568	37,030	34,256
Corporate	52,264	53,469	94,715
Total	$197,925	$362,570	$395,685

Depreciation and Amortization:
Overnight Air Cargo	$487,652	$449,224	$435,534
Ground Equipment	127,611	181,124	146,201
Corporate	50,555	52,751	52,083
Total	$665,818	$683,099	$633,818

(1) Includes income from inter-segment transactions, eliminated in consolidation.

15.           COMMITMENTS AND CONTINGENCIES

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

Global has been named as a defendant in three legal actions arising from the February 2005 boom collapse at the Philadelphia airport.  In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against Global and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and including approximately $1 million for the loss of use of the aircraft while it was being repaired.  Discovery is continuing in this case and a trial has been set for March 2008.  In the second action, Emerson vs. Elliott Equipment Company, et al., pending in the Philadelphia County Court of Common Pleas, the boom operator is seeking to recover unspecified damages from Global and its subcontractor for injuries arising from the collapse of the boom.  This matter was initiated on October 21, 2005 and is scheduled for trial in May 2008.  The Company understands that the boom operator has recovered from his injuries and has returned to fulltime work.  Global maintains product liability insurance in excess of the amount of the recoveries claimed above and is being defended in all three of these matters by its product liability insurance carrier.  Global’s insurance coverage does not extend to the costs incurred by Global to examine and repair the other 11 booms at the Philadelphia airport.  The third lawsuit is a claim brought in December 2006, on behalf of the City of Philadelphia captioned City of Philadelphia v. Elliott Equipment Company, et al., which was filed in the Philadelphia County Court of Common Pleas.  In that action, the City seeks to recover for the cost of replacing the boom that was destroyed in the February 2005 accident.  It is estimated that the cost for replacing that boom will be in the $500,000 to $600,000 range.  That matter is in its early stage and a trial is anticipated for September 2008, based on the current scheduling order.  Global’s product liability insurance carrier has denied coverage with respect to the third lawsuit claiming that it seeks replacement of allegedly defective products.  Global has included in its claims against its subcontractor any losses it may suffer in connection with the claims alleged in this lawsuit.

On August 4, 2005, Global commenced litigation in the Court of Common Pleas, Philadelphia County, Pennsylvania against Glazer Enterprises, Inc. t/a Elliott Equipment Company, Global’s subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover approximately $905,000 in costs incurred by Global in fiscal 2006 in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005.  That case has been removed to federal court and is pending before United States District Court for the Eastern District of Pennsylvania and has been assigned to the same judge before whom the U.S. Airways litigation is pending against Global.  Discovery is continuing in this lawsuit.  The Company cannot provide assurance that it will be able to recover its repair expenses and other losses, or otherwise be successful, in this action.

On August 8, 2006, Global commenced litigation in the United States District for the Eastern District of Pennsylvania (Global Ground Support, LLC v. Sautter Crane Rental, Inc.) seeking to recover all damage and loss incurred as a result of damage that occurred to the 135-foot deicing boom while in transit back to the Philadelphia International Airport.  That claim was initially filed under theories of negligence, but the Court has recently ruled that the action should proceed under a contract theory, and the action has been re-filed as a contract claim.  In that action, Global seeks damage of approximately $300,000.  The matter is in its initial discovery stage.  This matter is currently scheduled for trial in November 2007.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.                      Controls and Procedures.

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting during or subsequent to the fourth fiscal quarter for the fiscal year ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.                      Directors and Executive Officers of the Registrant.

The following individuals serve as directors and/or executive officers of the Company:

Walter Clark, age 50, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997.  Mr. Clark also serves as a director of MAC and CSA and as the Chief Executive Officer of MAC, Executive Vice President of Global, President of CSA and Executive Vice President of MACAS.  Mr. Clark was elected a director of the Company in April 1996.  Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

John Parry, age 49, has served as Vice President-Finance and Chief Financial Officer of the Company since November 2006.  Mr. Parry also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA, Chief Financial Officer of MAC and Global and as Vice President-Finance, Treasurer and Secretary of Global and MACAS.  Mr. Parry is a Certified Public Accountant and most recently served for five years as Chief Financial Officer for Empire Airlines, Inc., a privately held FedEx feeder airline.

John J. Gioffre, age 63, was first elected as a director of the Company in March 1987.  Mr Gioffre served as Vice President-Finance and Chief Financial Officer of the Company from April 1984 and as Secretary/Treasurer of the Company from June 1983, until his retirement in November 2006.  Until his retirement, Mr. Gioffre also served as Vice-President, Secretary/Treasurer and a director of MAC and CSA, Chief Financial Officer of MAC and Global and as Vice President-Finance, Treasurer and Secretary of Global and MACAS.

William H. Simpson, age 59, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985.  Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of Global.

Claude S. Abernethy, Jr., age 80, was first elected as director of the Company in June 1990.  For the past six years, Mr. Abernethy has served as a Senior Vice President of IJL Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor.  Mr. Abernethy is also a director of Carolina Mills, Inc. and Wellco Enterprises, Inc.

Sam Chesnutt, age 72, was first elected a director of the Company in August 1994.  Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm.  From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

Allison T. Clark, age 51, has served as a director of the Company since May 1997.  Mr. Clark has been self-employed in the real estate development business since 1987.

George C. Prill, age 84, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984.  Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, from November 1992 until 2001 and was retired from 1990 until that time.  From 1979 to 1990, Mr. Prill served as President of George C. Prill & Associates, Inc., of Charlottesville, Virginia, which performed consulting services for the aerospace and airline industry.  Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

Dennis A. Wicker, age 54, has served as a director of the Company since October 2004.  Mr. Wicker is a member of the law firm Helms, Mullis & Wicker PLLC, which he joined in 2001 following eight years of service as Lieutenant Governor of the State of North Carolina.  Mr. Wicker is a member of the boards of directors of Coca-Cola Bottling Co. Consolidated and First Bancorp.

J. Bradley Wilson, age 54, has served as a director of the Company since September 2005.  Mr. Wilson serves as Executive Vice President, Chief Administrative Officer and Corporate Secretary of Blue Cross and Blue Shield of North Carolina, a health benefits company.  He joined Blue Cross and Blue Shield of North Carolina in December 1995 and served as Senior Vice President and General Counsel until his appointment as Executive Vice President and Chief Administrative Officer in February 2005.  Prior to joining Blue Cross and Blue Shield of North Carolina, Mr. Wilson served as General Counsel to Governor James B. Hunt, Jr. of North Carolina and in private practice as an attorney in Lenoir, North Carolina.  Mr. Wilson also serves as Chairman of the Board of Directors of the North Carolina Railroad Company and as Chairman of the Board of Governors of the University of North Carolina.

The officers of the Company and its subsidiaries each serve at the pleasure of the Board of Directors.  Allison Clark and Walter Clark are brothers.

The Board of Directors maintains a standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes, and audits of financial statements, of the Company.  The Audit Committee consists of Messrs. Abernethy, Chesnutt and Prill, each of whom is not an employee of the Company and is considered to be an independent director under NASDAQ rules.  The Board of Directors has determined that the Audit Committee does not include an “audit committee financial expert,” as that term is defined by the regulations of the Securities and Exchange Commission adopted pursuant to the Sarbanes-Oxley Act of 2002, and further that no other independent director qualifies as an “audit committee financial expert.”  Under the SEC’s rules, an “audit committee financial expert” is required to have not only an understanding of generally accepted accounting principles and the function of the Audit Committee, along with experience in preparing or analyzing financial statements, but also the ability to assess the application of general accounting principles in connection with the accounting for estimates, accruals and reserves.  The Board of Directors, on occasion, has requested input from its independent auditors to assist the Audit Committee and the Board in making judgments under generally accepted accounting principles.  Given the significant requirements of the SEC’s definition of an “audit committee financial expert” and the demands and responsibilities placed on directors of a small public Company by applicable securities, corporate and other laws, the Board of Directors believes it is difficult to identify and attract an independent director to serve on the Board of Directors who qualifies as an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2007 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements.

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

Nominees.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s proxy statement for its annual meeting of stockholders held on September 28, 2006.

Item 11.                      Executive Compensation.

A.           Introduction

The executive officer compensation information in this section is presented in a completely new format this year. The new format is required by revised executive compensation disclosure rules adopted by the Securities and Exchange Commission (“SEC”) in August 2006. The new format includes a Compensation Discussion and Analysis or “CD&A” section that explains the Company’s executive officer compensation policy, the material elements of the compensation paid to the Company’s executive officers under the policy and how the Company determined the amount paid.

Several disclosure tables follow the CD&A. The first table, the Summary Compensation Table, provides a summary of the total compensation earned by the Company’s principal executive officer, individuals serving as principal financial officer during the course of the fiscal year and the other executive officers of the Company. The tables following the Summary Compensation Table provide additional information about the elements of compensation presented in the Summary Compensation Table. Most of the tables include explanatory footnotes to help stockholders understand the information shown in the tables. This year, as the Company transitions to the new compensation disclosure format, the Summary Compensation Table includes information only for fiscal 2007. The Summary Compensation Table for fiscal 2008 will include information for 2008 and 2007. The Summary Compensation Table for each year thereafter will include information for three years.

B.           The Role of the Compensation Committee

The Compensation Committee of the Board of Directors reviews and administers the Company’s compensation policies and practices for the Chief Executive Officer and all other executive officers of the Company. The Compensation Committee currently has three members, all of whom are independent, non-employee directors.

C.           Compensation Discussion and Analysis

Compensation Philosophy

The objectives of the Company’s compensation plan for its executive officers is to provide compensation in amounts and in forms that are sufficient to attract and retain management personnel capable of effectively managing the Company’s businesses and to offer both short-term and long-term performance-based compensation to provide incentives for superior performance. To achieve these objectives, the compensation paid to executives under the policy has a significant performance-based element, which is based on annual incentive plan compensation and periodic option awards that reflect the actual performance of the Company. The material elements of the total compensation paid to executives under the Company’s policy are (i) base salary, (ii) annual cash incentive plan (iii) periodic option awards, and (iv) retirement, health and welfare and other benefits.

Certain aspects of the compensation paid to executive officers are set forth in long-term employment agreements.  These agreements, which are described more fully below, establish a minimum base salary and provide for annual cash incentive compensation.  The agreements entered into in the mid-1990’s also provided for death benefits and retirement benefits.  Agreements with executive officers entered into after that date do not include those benefits.  The Compensation Committee intends for the compensation earned by executive officers to be commensurate with performance.

Base Salaries

Base salaries provide a baseline level of compensation to executive officers. Base salaries are not linked to the performance of the Company, because they are intended to compensate executives for carrying out the day-to-day duties and responsibilities of their positions.

The Compensation Committee periodically reviews base salary levels and adjusts base salaries as deemed necessary, but not necessarily annually. During the review and adjustment process, the Compensation Committee considers:

•	individual performance;
•	recommendations of the Chief Executive Officer with respect to the base salaries of other executive officers;
•	the duties and responsibilities of each executive officer position;
•	their current compensation level;
•	the relationship of executive officer pay to the base salaries of senior officers and other employees of the Company; and whether the base salary levels are competitive.

The Committee did not adjust the base salaries of any of the named executives during fiscal 2007.

Mr. Gioffre received non-incentive plan bonus compensation in fiscal 2007 in connection with his willingness to defer his planned retirement as the Company engaged in a search for his successor.  His amended and restated employment agreement, entered into as of December 29, 2005, provided for a transition bonus of $37,763 in the event he continued to make himself available as an employee through the filing of the Company’s fiscal 2006 Form 10-K.  In light of Mr. Gioffre’s willingness to continue as Chief Financial Officer through the filing of Form 10-Q reports for two additional quarters and to remain as an employee for several months thereafter to ease the transition to his successor, the Company awarded him an additional transition bonus of $67,762, for a total of $105,525

Incentive Plans

The executive officers earn additional annual compensation based on a percentage of the Company’s earnings before income taxes and extraordinary items.  This element of compensation provides an incentive with respect to the Company’s short-term performance. Each executive officer has an employment agreement, which stipulates the percentage to be used.  The agreements in place for fiscal 2007 provided that Mr. Clark, Mr. Simpson and Mr. Gioffre would receive annual incentive compensation equal to 2% of the Company’s fiscal 2007 consolidated net earnings before income taxes, while Mr. Parry would receive annual incentive compensation of 1-1/2%.  The agreements for Mr. Gioffre and Mr. Parry provide for a pro rata share based upon their period of service with the Company in fiscal 2007.

Option Awards

The Compensation Committee makes periodic option awards, which provide incentive compensation linked to the Company’s long-term performance and align the interests of management with the stockholder’s interests.  In August and December 2006, the Committee awarded stock options to the named executives in the amounts shown in the Summary Compensation Table and the Grants of Plan-Based Awards Table that follows this CD&A. The Committee awarded options to encourage the named executives to increase shareholder value over the term of the options.

In determining the amount of options awarded in fiscal 2007 to executive officers, the Compensation Committee considered and adopted the recommendations of the Chief Executive Officer, including his recommendation as to the number of options to be awarded to himself.  These recommendations were developed at the request of the Compensation Committee with instructions to allocate close to the full number of options authorized under the Company’s 2005 Equity Incentive Plan, which had been approved by the Company’s stockholders in September 2005.  Prior to the awards made in fiscal 2007, no awards had been made under the 2005 Equity Incentive Plan.  The Company’s fiscal 2007 practice of awarding at one time nearly all of the options authorized under a stockholder approved plan was consistent with the Company’s prior practice.  The Compensation Committee instructed that sufficient options be withheld from the awards made in August 2007 to permit an appropriate award to be made to the successor to Mr. Gioffre, who was retiring as Chief Financial Officer.  Options were awarded to Mr. Parry in December 2007 after he had joined the Company and been appointed as its Chief Financial Officer.

The numbers of options awarded to executive officers and other employees were based on a tiered schedule with greater awards corresponding to greater levels of responsibility.  In approving the award levels, the Compensation Committee did not consider the level of prior option awards, as all prior awards had expired.  Also, because the most recent option awards to executive officers had been made in 1999 and all of those options had been exercised no later than 2004, the Compensation Committee did not consider gains from prior awards in making option awards in fiscal 2007.

In fiscal 2007, the Compensation Committee scheduled its meetings to consider and make option awards for dates following the Company’s announcement of quarterly earnings and the filing the Company’s respective Form 10-Q reports.  Accordingly, the Compensation Committee met and made option awards in fiscal 2007 at times at which the Company’s insider trading policy would permit officers and directors to effect transactions in the Company’s common stock.  The 2005 Equity Incentive Plan provides that the exercise price of all options awarded under the plan may be no less than the fair market value of the Company’s common stock on the date of grant, which is defined in the plan to mean the closing bid price per share of the Company’s common stock on the Nasdaq Capital Market on that date.  The options awarded on August 15 and December 6, 2006 had an exercise price per share equal to the per share closing market price of the Company’s common stock on the Nasdaq Capital Market on the date of the award, which closing market price was slightly higher than the closing bid price on that date.  Options awarded on August 17, 2006 had an exercise price per share equal to the closing bid price on the date those options were granted.

Retirement and Other Benefits

The Company sponsors the Air T, Inc. 401(k) Plan (the “Plan”), a tax-qualified Code Section 401(k) retirement savings plan, for the benefit of substantially all of its employees, including its executive officers. The Plan encourages saving for retirement by enabling participants to make contributions on a pre-tax basis and to defer taxation on earnings on funds contributed to the Plan.   The Company makes matching contributions to the Plan.

As part of his employment agreement, Mr. Simpson is entitled to receive specified benefits upon termination of his employment due to his retirement, disability or death.  The Company has purchased life insurance policies for which the Company is the sole beneficiary to facilitate the funding of benefits under these provisions of his employment agreement.  The terms of this agreement are discussed in detail in “Executive Officer Employment Agreements” below.

 Similar provisions existed under Mr. Gioffre’s 1996 employment agreement prior to that agreement being amended in December 2005.  In connection with that amendment and the termination of those provisions, the Company paid Mr. Gioffre a lump sum amount in settlement of any retirement payment obligations under the 1996 agreement.  No retirement payment obligations are included in the employment agreements for the other executive officers.

The executive officers also participate in group health, life and other welfare benefit plans on the same terms and conditions that apply to other employees.  Each of the executive officers who also serves as a director receives $6,000 in annual directors’ fees.  In fiscal 2007, Mr. Clark did use the Company aircraft for personal use, as permitted in his employment agreement and all executive officers received an automobile allowance as well as reimbursement of automobile expenses for their primary personal vehicle.  In fiscal 2007, Mr. Parry was paid a temporary housing allowance in connection with his relocation to North Carolina and was paid a supplemental amount in lieu of directors’ fees.   The executive officers do not receive better insurance programs, vacation schedules or holidays or have access to other perquisites such as company cars, lodging, executive dining rooms or executive parking places.

The Company does not maintain any non-qualified deferred compensation plans that would allow executives to elect to defer receipt (and taxation) of their base salaries, bonuses, annual incentive plan payments or other compensation.

Post Termination Employment Benefits

The Company has entered into employment agreements with the named executive officers that provide severance and other benefits following their resignation, termination, retirement, death or disability from the Company, as follows.

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

Mr. Simpson’s employment agreement provides that if the Company terminates his employment other than for “cause” (as defined in the agreement), he will be entitled to receive a lump sum cash payment equal to the amount of base salary payable for the remaining term of the agreement (at the then current rate) plus one-half of the maximum incentive bonus compensation that would be payable if he continued his employment through the date of the expiration of the agreement (assuming for such purposes that the amount of incentive bonus compensation would be the same in the remaining period under the agreement as was paid for the most recent year prior to termination of employment).  The agreement further provides that if any payment on termination of employment would not be deductible by the Company under Section 280G(b)(2) of the Internal Revenue Code, the amount of such payment would be reduced to the largest amount that would be fully deductible by the Company.  Mr. Simpson’s employment agreement automatically renews for a one-year term each March 31 unless he or the Company’s Board of Directors gives notice of termination by December 1 of the prior year.

Effective October 6, 2006, the Company entered into an employment agreement with John Parry.  The employment agreement provides that if the Company terminates Mr. Parry’s employment other than for “cause” (as defined in the agreement), Mr. Parry is entitled to receive his base salary for a period of twelve months and a pro-rated incentive bonus for that fiscal year.

D.           Compensation Committee Report

The Compensation Committee of Air T, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis immediately preceding this report.  Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in its proxy statement for its 2007 annual meeting of stockholders.

June 13, 2007

                                            COMPENSATION COMMITTEE

                                                Sam Chesnutt, Chair

                                                Claude S. Abernethy, Jr.

                                                George C. Prill

E.      Executive Officer Employment Agreements

Walter Clark

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

John J. Gioffre

On December 29, 2005, the Company entered into an amended and restated employment agreement with Mr. Gioffre which amended and restated his then existing employment agreement dated January 1, 1996.  The amended employment agreement was entered into to establish the terms and conditions for Mr. Gioffre’s continued employment pending his planned retirement.  In connection with the execution of the amended employment agreement, the Company paid to Mr. Gioffre a $692,959 lump-sum retirement payment he would have been entitled to receive under his prior employment agreement had he retired on September 1, 2005, plus interest from that date at a rate equal to the Company’s cost of funds.  The amended employment agreement terminated the Company’s obligations to pay any further retirement or death benefits to Mr. Gioffre.  The amended employment agreement provided that Mr. Gioffre was to be employed until June 30, 2006 at an annual salary of $134,550 and with incentive compensation equal to 2.0% of the Company’s consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K.  The amended employment agreement also provided that Mr. Gioffre would receive a $37,763 transition bonus for continuing his employment with the Company through the preparation of the Company’s Form 10K for the 2006 fiscal year.  Mr. Gioffre’s employment continued past June 30, 2006, as the Company continued its search for his successor.  Under the agreement, Mr. Gioffre was entitled to participate in the Company’s general employee benefit plans, to receive three weeks of vacation per year and to receive an annual automobile allowance of $4,800, payable monthly.

Following June 30, 2006, the Company continued to pay Mr. Gioffre annual and incentive compensation consistent with the terms of the amended employment agreement.  In light of Mr. Gioffre’s willingness to continue as Chief Financial Officer through the filing of Form 10-Q reports for two additional quarters and to remain as an employee for several months thereafter to ease the transition to his successor, the Company awarded him an additional transition bonus of $67,763, for a total of $105,525.  Mr. Gioffre’s employment agreement terminated in connection with his retirement on December 31, 2006.

    William H. Simpson, Jr.

Effective January 1, 1996, the Company entered into an employment agreement with William H. Simpson, an Executive Vice President of the Company.  In the absence of any notice from one party to the other to terminate automatic extensions of the term of the agreement, the agreement is automatically extended each December 1 so that upon each automatic extension the remaining term of the agreement is three years and four months.  The agreement provided for an initial annual base salary of $165,537, which was subsequently increased and is subject to further increases as determined by the Compensation Committee.  In addition, the agreement provides for annual bonus compensation equal to 2% of the Company’s consolidated earnings before income taxes and extraordinary items as reported by the Company in its Annual Report on Form 10-K.  Under the agreement, Mr. Simpson is entitled to participate in the Company’s general employee benefit plans, to receive four weeks of vacation per year and to receive an annual automobile allowance of $4,800.

The agreement provides that upon the Mr. Simpson’s retirement, he will be entitled to receive an annual benefit equal to $75,000, reduced by three percent for each full year that his retirement precedes the date he reaches age 65.  The retirement benefits under this agreement are to be paid, at Mr. Simpson’s election in the form of a single life annuity or a joint and survivor annuity or a life annuity with a ten-year period certain.  In the alternative, Mr. Simpson may elect to receive the entire retirement benefit in a lump sum payment equal to the then present value of the benefit based on standard insurance annuity mortality tables and an interest rate equal to the 90-day average of the yield on ten-year U.S. Treasury Notes.

Retirement benefits are to be paid commencing on his 65th birthday, provided that Mr. Simpson may elect to receive benefits earlier on the later of his 62nd birthday or the date on which his employment terminates, in which case benefits will be reduced as described above, provided that notice of his termination of employment is given at least one year prior to the termination of employment.  Any retirement benefits due under the employment agreement are to be offset by any other retirement benefits that Mr. Simpson receives under any other plan maintained by the Company.  In the event Mr. Simpson becomes totally disabled prior to retirement, he will be entitled to receive retirement benefits calculated as described above.

In the event of Mr. Simpson’s death before retirement, the agreement provides that the Company will be required to pay an annual death benefit to his estate equal to the single life annuity benefit such he would have received if he had terminated employment on the later of his 65th birthday or the date of his death, payable over ten years; with the amount reduced by five percent for each year his death occurs prior to age 65.

John Parry

Effective October 6, 2006, the Company entered into an employment agreement with John Parry which has a three-year term.  The agreement provides for an annual base salary of $125,000, subject to periodic review and increases as subsequently determined by the Company.  In addition, the agreement provides for annual bonus compensation equal to 1.5% of the Company’s consolidated earnings before income taxes as reported by the Company in its Annual Report on Form 10-K.  Under the agreement, Mr. Parry is entitled to participate in the Company’s general employee benefit plans, to receive four weeks of vacation per year and to receive a monthly automobile allowance of $400 plus reimbursement for fuel, repair expense and insurance for his primary automobile upon presentation of documentation in accordance with the Company’s expense reimbursement policies.

Severance and Change-in-control Provisions

The severance and change-in-control provisions of these employment agreements are discussed in “Compensation Discussion and Analysis,” above.

F.           Executive Officer Compensation Disclosure Tables

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)

Walter Clark	2007	$206,000	$-	$51,013	$88,399	$-	$25,490	(6)	$370,902
President and
Chief Executive Officer

John J. Gioffre (10)	2007	113,838	105,525	25,836	66,299	-	12,650	(7)	324,148
Former Vice President-
Finance and Chief
Financial Officer (Former
(Principal Financial Officer)

John Parry (11)	2007	52,985	-	10,321	33,150	-	19,888	(8)	116,344
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

William H. Simpson	2007	206,000	-	30,608	88,399	(27,548)	18,594	(9)	316,053
Executive Vice President

(1)	Includes annual director fees in 2007 of $6,000 for each for Mr. Clark and Mr. Simpson and $7,500 for Mr. Gioffre.
(2)
Mr. Gioffre’s bonus in 2007 includes $37,763 pursuant to his amended employment agreement, subject to staying on with the Company past his intended retirement date.  Also includes $67,762 paid to Mr. Gioffre based upon verbal agreements, to stay additional periods beyond his intended retirement date.

(3)
The estimated value of the stock options has been developed solely for purposes of comparative disclosure in accordance with the rules and regulations of the SEC and is consistent with the assumptions we used for Statement of Financial Accounting Standards 123(R) reporting during fiscal 2007 and do not reflect risk of forfeiture or restrictions on transferability. The estimated value has been determined by application of the Black-Scholes option-pricing model, based upon the terms of the option grants and our stock price performance history as of the date of the grant. See Note 8 to the Consolidated Financial Statements in Item 8 for a complete description of the option plan and the key assumptions used to determine estimated value of the stock options.

(4)
Pursuant to their employment agreements, Mr. Clark, Mr. Gioffre and Mr. Simpson are entitled to receive incentive compensation equal to two percent (2%) of the earnings before income taxes or extraordinary items reported each year by the Company in its Annual Report on Form 10-K. Mr. Parry is entitled to receive incentive compensation equal to one and one-half percent (1.5%) of the earnings before income taxes or extraordinary items.  These amounts are prorated for Messrs. Gioffre and Parry for partial years of employment in fiscal 2007.

(5)	Represents the aggregate change in the actuarial present value of Mr. Simpson’s accumulated benefit under the retirement provisions of his employment agreement.
(6)
Includes $3,506 for Company matching contributions under the Air T, Inc. 401(k) Retirement Plan, $15,802 for personal use of corporate airplane, $4,800 for auto allowance and $1,382 for personal auto expenses.

(7)	Includes $4,384 for Company matching contributions under the Air T, Inc. 401(k) Retirement Plan, $3,600 for auto allowance and $4,666 for personal auto expenses.
(8)	Includes $2,000 for auto allowance, $2,690 for personal auto expenses, $5,500 temporary housing allowance, $2,750 for supplemental pay in lieu of directors’ fees and $6,948 for relocation expenses.
(9)	Includes $6,000 for Company matching contributions under the Air T, Inc. 401(k) Retirement Plan, $4,800 for auto allowance, $4,794 for personal auto expenses and $3,000 for country club dues.
(10)
Mr. Gioffre stepped down from the position of Chief Financial Officer on November 14, 2006 and retired from the Company on December 31, 2006.  Mr. Gioffre remains a Director of the Company as of March 31, 2007.

(11)	Mr. Parry was hired by Company effective October 15, 2006 and was appointed Chief Financial Officer on November 14, 2007.

GRANTS OF PLAN-BASED AWARDS TABLE IN FISCAL 2007

Name	Grant Date (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (2)	Grant Date Fair Value of Option Awards	Closing Market Price on Date of Grant (3)

Walter Clark	08/15/06	50,000	$8.29	$245,000	$8.29
John J. Gioffre	08/17/06	6,000	8.52	25,860	8.66
John Parry	12/06/06	15,000	9.30	82,500	9.30
William H. Simpson	08/15/06	30,000	8.29	147,000	8.29

 (1)   All stock option awards were made under the Air T, Inc. 2005 Equity Incentive Plan.
(2)
With the exception of the options granted to Mr. Gioffre, the options become vested and exercisable in three equal annual installments beginning with the date of grant, or if earlier, upon a change of control of the Company or the date the employee terminates employment due to death, disability or retirement, the options expire ten years following the date of grant or, if earlier, one year from the date the executive officer terminates employment due to death, disability or retirement.  The options granted to Mr. Gioffre become vested and exercisable one year from date of grant and expire five years from date of retirement.

(3)
The 2005 Equity Incentive Plan provides that the exercise price of all options awarded under the plan may be no less than the fair market value of the Company’s common stock on the date of grant, which is defined in the plan to mean the closing bid price per share of the Company’s common stock on the Nasdaq Capital Market on that date.  The options awarded on August 15, 2006 and December 6, 2006 had an exercise price per share equal to the per share closing market price of the Company’s common stock on the Nasdaq Capital Market on the date of the award, which closing market price was slightly higher than the closing bid price on that date.  Options awarded on August 17 2006 had an exercise price per share equal to the closing bid price on the respective date those options were granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Walter Clark	-	50,000	(2)	$8.29	08/15/16
John J. Gioffre	-	6,000	(3)	8.52	08/17/11
John Parry	-	15,000	(4)	9.30	12/06/16
William H. Simpson	-	30,000	(2)	8.29	08/15/16

(1)
All option awards were made under the Company’s 2005 Equity Incentive Plan.  Under the terms of the plan, option awards were made without any corresponding transfer of consideration from the recipients.

(2)           Stock options vest at the rate of 33-1/3% per year with vesting dates of 08/15/07, 08/15/08 and 08/15/09.
(3)           Stock options vest on 8/17/07.
(4)           Stock options vest at the rate of 33-1/3% per year with vesting dates of 12/06/07, 12/06/08 and 12/06/09.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments during Last fiscal Year ($)
William H. Simpson	Employment agreement	11.25	$633,693	$-

The Company’s employment agreement with Mr. Simpson establishes certain defined retirement benefits as described above in “Executive Officer Employment Agreements”. Note 11 to the Company’s consolidated financial statements included in this fiscal 2007 Annual Report on Form 10-K includes valuation assumptions and other information relating to the retirement provisions of this agreement.

SEVERANCE AND CHANGE IN CONTROL TABLE

The following table shows the amounts that would have been payable to the executive officers listed in the Summary Compensation Table if their employment had been terminated without cause, following a change in control, as of March 31, 2007:

	Gross Severance Benefit Payable under the Employment Agreement	Estimated value of Continued Participation in Health Insurance	Stock Options (1)	Total (2)
Walter Clark	$500,000	$42,000	$-	$542,000
John J. Gioffre (3)	N/A	N/A	N/A	N/A
John Parry	$125,000			$125,000
William H. Simpson	$200,000			$200,000

(1)
Value of unvested stock options that would become vested upon a change of control of the Company, based on the closing market price of the Company’s common stock on March 31, 2007.  Options are given no value at that date based upon the exercise price in excess of the closing market price.

(2)	Amounts set forth in this table would be the same if termination of employment without cause occurred in the absence of a change in control.
(3)	Mr. Gioffre retired on December 31, 2006.

DIRECTOR COMPENSATION

During the fiscal year ended March 31, 2007, each director received a director’s fee of $1,000 per month and an attendance fee of $500 is paid to outside directors for each meeting of the board of directors or a committee thereof.  Commencing April 1, 2006, members of the Audit Committee received, in lieu of the $500 meeting fee, a monthly fee of $500, while the Chairman of the Audit Committee received a monthly fee of $700.  Pursuant to the Company’s 2005 Equity Incentive Plan (the “Plan”) each director who is not an employee of the Company received an option to purchase 2,500 shares of Common Stock at an exercise price of $10.15 per share (the closing bid price per share on the date of stockholder approval of the Plan.)  The Plan provides for a similar option award to any director first elected to the board after the date the stockholders approved the Plan.  Such options vest one year after the date they were granted and expire ten years after the date they were granted.  The following table sets forth the compensation paid to each of the Company’s non-employee directors in the fiscal year ended March 31, 2007.

Name	Fees Earned or Paid in Cash	Total
Claude S. Abernethy, Jr.	$23,400	$23,400
Sam Chesnutt	21,000	21,000
Allison T. Clark	15,000	15,000
George C. Prill	21,000	21,000
Dennis A. Wicker	14,500	14,500
J. Bradley Wilson	15,000	15,000

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of shares of Common Stock (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company as of June 1, 2007 by each person that beneficially owns five percent or more of the shares of Common Stock.  Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership as of June 1, 2007		Percent Of Class
Common Stock, par value $.25 per share	Walter Clark(1) P.O. Box 488 Denver, North Carolina 28650	142,422	(1)	5.8%
____________________________

(1)           Includes 76,500 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor .

The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2007.  Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

		Shares and Percent of Common Stock Beneficially Owned as of June 1, 2007
Name	Position with Company	No. of Shares		Percent
Walter Clark	Chairman of the Board of Directors and Chief Executive Officer	142,422	(1)	5.8%
John Parry	Vice President-Finance, Chief Financial Officer, Secretary and Treasurer	-		-
William H. Simpson	Executive Vice President, Director	2,004		0.1%
John J. Gioffre	Director	7,000		0.3%
Claude S. Abernethy, Jr.	Director	2,500	(2)	0.1%
Sam Chesnutt	Director	2,500	(2)	0.1%
Allison T. Clark	Director	2,500	(2)	0.1%
George C. Prill	Director	3,500	(2)	0.1%
Dennis Wicker	Director	3,500	(2)	0.1%
J. Bradley Wilson	Director	2,500	(2)	0.1%
All directors and executive officers as a group (10 persons)	N/A	168,426	(2)	6.8%
________________________________________

(1)	Includes 76,500 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor.
(2)
Includes shares which the following non-employee directors have the right to acquire within sixty (60) days through the exercise of stock options issued by the Company: Mr. Abernethy, 2,500 shares; Mr. Chesnutt, 2,500 shares; Mr. Allison Clark, 2,500 shares; Mr. Prill, 3,500 shares; Mr. Wicker, 3,500 shares; and Mr. Wilson, 2,500 shares.

This table summarizes share and exercise price information about equity compensation plans as of March 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	241,000	$8.56	11,000

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

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. (“Airport Associates”), a corporation whose stock is owned by William H. Simpson, John J. Gioffre, the estate of David Clark three unaffiliated third parties and a former executive officer.  On May 31, 2001, the Company renewed its lease for this facility, scheduled to expire on that date, for an additional five-year term, and adjusted the rent to account for increases in the Consumer Price Index.  Upon the renewal, the monthly rental payment was increased from $8,073 to $9,155.  The Company paid aggregate rental payments of $149,878 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2007.  In May 2003 the Company leased additional office space from Airport Associates under terms similar to the above lease at a monthly rental payment of $2,100.  On June 16, 2006, the Company and Airport Associates entered into an agreement to continue the lease of these facilities until May 31, 2008 at a monthly rental payment of $12,737.  The lease agreement includes an option permitting the Company to renew the lease for an additional two-year period, with the monthly rental payment to be adjusted to reflect the Consumer Price Index (CPI) change from June 1, 2006 to April 1, 2008.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, ad valorem taxes and insurance.  The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

Item 14.                      Principal Accountants and Accounting Fees

Fees billed to the Company by its current independent registered public accountant, Dixon Hughes PLLC, and prior independent registered public accountant, Deloitte & Touche LLP, for each of the past two fiscal years were as follows:

	2007	2006

Audit Fees (1)	$181,150	$171,700
Audit Related Fees (2)	8,000	4,000
Tax Fees (3)	63,520	50,190
All Other Fees	-	-

(1)
Fees for audit service totaled $181,150 in fiscal 2007 for Dixon Hughes PLLC and $171,700 in fiscal 2006 ($154,700 for Dixon Hughes PLLC and $17,000 for Deloitte & Touche LLP).  Audit fees for 2007 and 2006 included fees associated with annual year-end audit and reviews of the Company’s quarterly reports on Form 10-Q.

(2)
Fees for audit-related services totaled $8,000 in 2007 (for Dixon Hughes PLLC) and $4,000 in 2006 (for Dixon Hughes PLLC).  Audit-related fees in 2007 and 2006 included fees associated with the audit of the Company’s employee benefit plan.

(3)
Tax related fees totaled $63,520 in 2007 (for Dixon Hughes PLLC) and $50,190 in 2005 (for Dixon Hughes PLLC), and were primarily related to preparation of year-end tax returns and consulting and advisory matters.  This amount included fees for tax consulting and advisory services totaled $34,320 in 2007 and $4,345 in 2006, and were related to tax consultation services associated with various state and international tax matters.

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

Item 15.                      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

1.           Financial Statements

     a.           The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Reports of Independent Registered Public Accountants:
Report of Dixon Hughes PLLC
(ii)	Consolidated Balance Sheets as of March 31, 2007 and 2006.
(iii)	Consolidated Statements of Operations for each of the three years in the period ended March 31, 2007.
(iv)	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2007.
(v)	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2007.
(vi)	Notes to Consolidated Financial Statements.

2.           Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

3.           Exhibits

No.	Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10 Q for the period ended September 30, 2001

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10 K for the fiscal year ended March 31, 1994

10.1
Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993

10.2
Loan Agreement among Bank of America, N.A. the Company and its subsidiaries, dated May 23, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended June 30, 2001.

10.3
Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10 Q/Q to the Company’s Quarterly Report on Form 10 Q for the period ended September 30, 1994

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

10.9	Omnibus Securities Award Plan, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 1998*

10.10
Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on 10Q for the period ended September 30, 1998.

10.11
Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on 10Q for the period ended December 31, 1998.

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

10.20
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the Securities and Exchange Commission on August 12, 2005*

10.21
Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006*

10.22
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006*

10.23
Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006*

10.24
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 1, 1991, most recently amended June 16, 2006, incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 3, 2006.

10.25	Employment Agreement dated as of October 6, 2006 between the Company and John Parry, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006*

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

23.1	Consent of Dixon Hughes PLLC

31.1	Certification of Walter Clark

31.2	Certification of John Parry

32.1	Section 1350 Certification

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

Date:  June 13, 2007

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  June 13, 2007

By:            /s/ Claude S. Abernethy
Claude S. Abernethy, Jr., Director

Date:  June 13, 2007

By:            /s/  Allison T. Clark
Allison T. Clark, Director

Date:  June 13, 2007

By:            /s/  Walter Clark
Walter Clark, Director

Date:  June 13, 2007

By:            /s/  Sam Chesnutt
Sam Chesnutt, Director

Date:  June 13, 2007

By:            /s/  John J. Gioffre
John J. Gioffre, Director

Date:  June 13, 2007

By:            /s/ George C. Prill
George C. Prill, Director

Date:  June 13, 2007

By:            /s/  William Simpson
William Simpson, Director

Date:  June 13, 2007

By:            /s/  Dennis A. Wicker
Dennis Wicker, Director

Date:  June 13, 2007

By:           /s/  J. Bradley Wilson
J. Bradley Wilson, Director

Date:  June 13, 2007

AIRT, INC
Valuation and Qualifying Accounts
For the Years Ended March 31, 2007, 2006 and 2005

Description	Balance at Beginning of Year		Additions	Deductions		Balance at End of Year

Accounts Receivable Allowance for Doubtful Accounts

2007	$481,837		$60,000	$128,496	(1)	$413,341
2006	267,194		217,540	2,897	(1)	481,837
2005	367,505		53,845	154,156	(1)	267,194

Inventory Valuation Allowance
2007	$450,587		$261,697	$48,433		$663,851
2006	441,363		9,224	-		450,587
2005	389,315	(2)	52,048	-	(2)	441,363

(1) Uncollectible accounts written off, net of recoveries.
(2) 2005 amounts exclude discontinued operations.

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                                Document

23.1                           Consent of Dixon Hughes PLLC

31.1                           Certification of Walter Clark

31.2                           Certification of John Parry

32.1                           Section 1350 Certification