Form 10-Q
period 2007-06-30
AIR T INC
filed 2007-08-10
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

        (Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

  Commission File Number                                                                         0-11720

                                                                                                                                              Air T, Inc.
                                                                             (Exact name of registrant as specified in its charter)

                          Delaware                                                                          52-1206400
                    (State or other jurisdiction of                                            (I.R.S. Employer
                  incorporation or organization)                                             Identification No.)

                                                 Post Office Box 488, Denver, North Carolina  28037
                    (Address of principal executive offices, including zip code)

                                                                          (828) 464-874 1
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

2,442,306 Common Shares, par value of $.25 per share, were outstanding as of July 31, 2007.

	AIR T, INC. AND SUBSIDIARIES

	INDEX
		PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the three-months ended
June 30, 2007 and 2006 (Unaudited)		3

Condensed Consolidated Balance Sheets at
June 30, 2007 (Unaudited)
and March 31, 2007		4

Condensed Consolidated Statements of Cash
Flows for the three-months
ended June 30, 2007 and 2006 (Unaudited)		5

Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income for the
three-months ended June 30,
2007 and 2006(Unaudited)		6

Notes to Condensed Consolidated Financial
Statements (Unaudited)		7-11

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosure
	About Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	16 -17

Item 6.	Exhibits	18

	Signatures	19

	Exhibit Index	20

	Officers’ Certifications	21-23

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006
Operating Revenues:
Overnight air cargo	$8,512,451	$8,575,952
Ground equipment	7,283,516	7,507,857
	15,795,967	16,083,809

Operating Expenses:
Flight-air cargo	4,350,062	4,173,861
Maintenance-air cargo	2,839,161	3,098,683
Ground equipment	5,178,368	5,258,264
General and administrative	2,336,906	2,271,552
Depreciation and amortization	123,874	176,834
	14,828,371	14,979,194

Operating Income	967,596	1,104,615

Non-operating Expense (Income) Expense:
Interest, net	57,247	4,109
Deferred retirement expense	3,500	5,250
Investment income and other	(66,537)	(60,441)
	(5,790)	(51,082)

Earnings Before Income Taxes	973,386	1,155,697

Income Tax Expense	347,018	428,902

Net Earnings	$626,368	$726,795

Basic and Diluted Net Earnings Per Share	$0.25	$0.27

Weighted Average Shares Outstanding:
Basic	2,461,719	2,671,293
Diluted	2,461,968	2,671,732

See notes to condensed consolidated financial statements.

                             AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
ASSETS	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$3,815,482	$2,895,499
Marketable securities	875,638	860,870
Accounts receivable, less allowance
for doubtful accounts of $417,000 at June
30, 2007 and $413,000 at March 31, 2007	4,304,603	7,643,391
Income taxes receivable	171,380	-
Notes and other non-trade receivables-current	54,695	68,730
Inventories, net	8,940,018	8,085,755
Deferred tax assets	722,030	724,534
Prepaid expenses and other	113,706	325,533
Total Current Assets	18,997,552	20,604,312

Property and Equipment	7,541,067	8,113,363
Less accumulated depreciation	(5,729,448)	(5,820,852)
Property and Equipment, net	1,811,619	2,292,511

Deferred Tax Assets	211,358	170,353
Cash Surrender Value of Life Insurance Policies	1,313,704	1,296,703
Notes and Other Non-Trade Receivables-Long Term	190,399	200,529
Other Assets	50,575	50,576
Total Assets	$22,575,207	$24,614,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,800,403	$5,304,022
Accrued expenses	1,373,620	2,236,106
Income taxes payable	-	194,840
Current portion of long-term debt and obligations	133,994	144,684
Total Current Liabilities	6,308,017	7,879,652

Capital Lease Obligations (less current portion)	70,151	77,702
Long-Term Debt (less current portion)	547,192	575,204
Deferred Retirement Obligations (less current portion)	635,996	633,693

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-	-
Common stock, par value $.25; authorized 4,000,000 shares;
2,442,306 and 2,509,998 shares issued and
outstanding	610,576	627,499
Additional paid in capital	5,615,222	6,058,070
Retained earnings	8,674,123	8,658,606
Accumulated other comprehensive income, net	113,930	104,558
Total Stockholders' Equity	15,013,851	15,448,733
Total Liabilities and Stockholders’ Equity	$22,575,207	$24,614,984

Note: The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$626,368	$726,795
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in accounts receivable and inventory reserves	34,106	162,579
Depreciation and amortization	123,874	176,834
Increase in cash surrender value of life insurance	(17,001)	(17,000)
Deferred taxes	(43,897)	(78,661)
Warranty reserve	(41,000)	(47,767)
Compensation expense related to stock options	87,278	30,750
Change in assets and liabilities which provided (used) cash:
Accounts receivable	3,334,737	4,267,693
Notes receivable	24,165	10,995
Income taxes receivable/payable	(366,220)	188,268
Inventories	(426,019)	(871,035)
Prepaid expenses and other	211,828	246,658
Accounts payable	(503,619)	(575,001)
Accrued expenses and other liabilities	(831,574)	(679,160)
Total adjustments	1,586,658	2,815,153
Net cash provided by operating activities	2,213,026	3,541,948
Cash flows from investing activities:
Capital expenditures	(101,281)	(34,032)
Net cash used in investing activities	(101,281)	(34,032)
Cash flows from financing activities:
Payments on aircraft term loan	(26,825)	(22,243)
Net borrowings on line of credit	-	280,211
Stock repurchase	(547,049)	-
Payments on capital leases	(7,037)	(43,301)
Payment of cash dividend	(610,851)	(667,823)
Net cash used in financing activities	(1,191,762)	(453,156)
Net increase in cash and cash equivalents	919,983	3,054,760
Cash and cash equivalents at beginning of period	2,895,499	2,702,424
Cash and cash equivalents at end of period	$3,815,482	$5,757,184

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$83,428	$24,518
Income taxes	757,900	318,060

Summary of significant non-cash information:
Increase (decrease) in fair value of marketable securities, net of tax	$14,768	$(11,814)
Leased equipment transferred to inventory	(458,300)	(380,340)

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income	Equity

Balance, March 31, 2006	2,671,293	$667,823	$6,939,357	$6,840,383	$52,479	$14,500,042

Comprehensive Income:
Net earnings				726,795
Unrealized loss
on securities, net of tax					(11,814)
Total Comprehensive Income						714,981
Cash dividend				(667,823)		(667,823)
Compensation expense
related to stock options			30,750			30,750

Balance, June 30, 2006	2,671,293	$667,823	$6,970,107	$6,899,355	$40,665	$14,577,950

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income	Equity

Balance, March 31, 2007	2,509,998	$627,499	$6,058,070	$8,658,606	$104,558	$15,448,733

Comprehensive Income:
Net earnings				626,368
Unrealized gain
on securities, net of tax					9,372
Total Comprehensive Income						635,740
						-
						-
Cash dividend				(610,851)		(610,851)
Compensation expense
related to stock options			87,278			87,278
Stock repurchase	(67,692)	(16,923)	(530,126)			(547,049)
Balance, June 30, 2007	2,442,306	$610,576	$5,615,222	$8,674,123	$113,930	$15,013,851

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Financial Statement Presentation

     The Condensed Consolidated Balance Sheet as of June 30, 2007, and the Condensed Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity and Comprehensive Income for the three months ended June 30, 2007 and 2006, have been prepared by Air T, Inc. (the “Company”) without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of and for the period ended June 30, 2007, and for prior periods presented, have been made.

     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.  The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

2.  Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal return are the fiscal 2006 and 2007 tax years.  The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

It is the Company policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2007 and March 31, 2007 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for the respective three-months ended June 30, 2007 and 2006 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

3.  Net Earnings Per Share

     Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  As of June 30, 2007 and 2006, 1,000 outstanding stock options were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	June 30,
	2007	2006

Net earnings	$626,368	$726,795

Basic and Diluted Net Earnings Per Share	$0.25	$0.27

Weighted Average Shares Outstanding:
Basic	2,461,719	2,671,293
Plus: Incremental shares from stock options	249	439
Diluted	2,461,968	2,671,732

4.           Inventories

Inventories consist of the following:

	June 30, 2007	March 31, 2007
Aircraft parts and supplies	$508,403	$485,209
Ground equipment manufacturing:
Raw materials	7,239,854	6,250,813
Work in process	1,077,691	1,648,896
Finished goods	807,976	364,688
Total inventory	9,633,924	8,749,606
Reserves	(693,906)	(663,851)

Total, net of reserves	$8,940,018	$8,085,755

5.           Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment.

No options were granted or exercised during the three months ended June 30, 2007 and 2006.  Stock based compensation expense has been recognized in the amount of $87,278 and $30,750 for the three months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, there was $748,742 of unrecognized compensation expense to be recognized over the next ten quarters ending December 31, 2009.

6.           Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for the Company April 1, 2008.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company has not determined the impact of adopting SFAS 159 on its consolidated financial statements.

7.           Financing Arrangements

In August 2006, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2008.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of June 30, 2007, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2007, $5,748,000 was available under the terms of the credit facility and no amounts were outstanding. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at June 30, 2007 was 5.32%.

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

The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three Months Ended June 30,
	2007	2006
Operating Revenues:
Overnight Air Cargo	$8,512,451	$8,575,952
Ground Equipment:
Domestic	7,185,016	7,470,357
International	98,500	37,500
Total Ground Equipment	7,283,516	7,507,857
Total	$15,795,967	$16,083,809

Operating Income (Loss):
Overnight Air Cargo	$346,065	$462,538
Ground Equipment	1,212,786	1,357,755
Corporate (1)	(591,255)	(715,678)
Total	$967,596	$1,104,615

Depreciation and Amortization:
Overnight Air Cargo	$110,058	$125,957
Ground Equipment	12,261	39,040
Corporate	1,555	11,837
Total	$123,874	$176,834

Capital Expenditures, net:
Overnight Air Cargo	$15,823	$5,000
Ground Equipment	38,439	-
Corporate	47,019	29,032
Total	$101,281	$34,032

	As of
	June 30, 2007	March 31, 2007
Identifiable Assets:
Overnight Air Cargo	$4,380,109	$5,823,455
Ground Equipment	11,466,921	13,247,048
Corporate	6,728,177	5,544,481

Total	$22,575,207	$24,614,984

(1) Includes income from inter-segment transactions.

9.           Commitments and Contingencies

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

Global has been named as a defendant in three legal actions arising from the February 2005 boom collapse at the Philadelphia airport.  In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against Global and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and including approximately $1 million for the loss of use of the aircraft while it was being repaired. Discovery is continuing in this case and a trial has been set for March 2008.  In the second action, Emerson vs. Elliott Equipment Company, et al., pending in the Philadelphia County Court of Common Pleas, the boom operator is seeking to recover unspecified damages from Global and its subcontractor for injuries arising from the collapse of the boom.  This matter was initiated on October 21, 2005 and is scheduled for trial in May 2008.  The Company understands that the boom operator has recovered from his claimed injuries and has returned to fulltime work.  Global maintains product liability insurance in excess of the amount of the recoveries claimed above and is being defended in these matters by its product liability insurance carrier.  Global’s insurance coverage does not extend to the costs incurred by Global to examine and repair the other 11 booms at the Philadelphia airport.  The third lawsuit is a claim brought in December 2006, on behalf of the City of Philadelphia captioned City of Philadelphia v. Elliott Equipment Company, et al., which was filed in the Philadelphia County Court of Common Pleas.  In that action, the City seeks to recover for the cost of replacing the boom that was destroyed in the February 2005 accident.  It is estimated that the cost for replacing that boom will be in the $500,000 to $600,000 range.  That matter is in its early stage and a trial is anticipated for September 2008, based on the current scheduling order.  Global’s product liability insurance carrier has denied coverage with respect to the third lawsuit claiming that it seeks replacement of allegedly defective products.  Global has included in its claims against its subcontractor any losses it may suffer in connection with the claims alleged in this lawsuit.  In light of the claims asserted in this action directly against Global's subcontractor and the related claims made by Global against its subcontractor, management does not believe that the ultimate liability, if any, of Global for losses alleged in this lawsuit would be material to the Company's financial position or results of operations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company’s air cargo operations are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries and the Company’s ground support operations consist of its Global Ground Support, LLC subsidiary (“Global”).  Following is a table detailing revenues by segment and by major customer category:

	Three Months Ended
	June 30,
	2007		2006

Overnight Air Cargo Segment:
FedEx	$8,512,451	54%	$8,575,952	53%

Ground Equipment Segment:
Military	5,728,956	36%	5,496,392	34%
Commercial - Domestic	1,456,060	9%	1,973,965	13%
Commercial - International	98,500	1%	37,500	0%
	7,283,516	46%	7,507,857	47%
	$15,795,967	100%	$16,083,809	100%

MAC and CSA provide short-haul express air freight services exclusively to one customer, FedEx Corporation (“FedEx”).  Under the terms of the dry-lease service agreements which currently cover the majority of the revenue aircraft operated, the Company receives an administrative fee based on the number of aircraft operated in revenue service and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  These agreements are renewable on two to five year terms and may be terminated by FedEx at any time upon 30 days notice.  The Company believes that the short term and other provisions of these agreements are standard within the air freight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

Separate agreements cover the five types of aircraft operated by MAC and CSA for FedEx—Cessna Caravan, ATR-42, ATR-72, Fokker F-27, and Short Brothers SD3-30.  The Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft (a total of 88 aircraft at June 30, 2007) are owned by and dry-leased from FedEx, and the two Short Brothers SD3-30 aircraft are owned by the Company and operated periodically under wet-lease arrangements with FedEx.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

MAC and CSA’s revenues contributed approximately $8,512,000 and $8,576,000 to the Company’s revenues for the three-month periods ended June 30, 2007 and 2006, respectively, a current year decrease of less than 1%.

Global manufactures, services and supports aircraft deicers and ground support equipment and other specialized military and industrial equipment on a worldwide basis. Global’s revenue contributed approximately $7,284,000 and $7,508,000 to the Company’s revenues for the three-month periods ended June 30, 2007 and 2006, respectively.  The 3% decrease in revenues was due to a slight decrease in the number of commercial orders completed during the current period. At June 30, 2007, Global’s order backlog was $17.8 million compared to $16.8 million at March 31, 2007 and $16.5 million at June 30, 2006.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses.  Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions.  The Company’s estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from estimates.  The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, warranty reserves, deferred tax asset valuation and retirement benefit obligations.

Following is a discussion of critical accounting policies and related management estimates and assumptions.

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable in the amount of $417,000 and $413,000, respectively, as of June 30, 2007 and March 31, 2007, was established based on management’s estimates of the collectability of accounts receivable.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s parts inventories are valued at the lower of cost or market.  Reserves for excess and obsolete inventories in the amount of $694,000 and $664,000, respectively, as of June 30, 2007 and March 31, 2007, are based on assessment of the marketability of slow-moving and obsolete inventories.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves.  The Company warranties its ground equipment products for up to a two-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.  Warranty reserves were $116,000 and $196,000 at June 30, 2007 and March 31, 2007 respectively.

Deferred Taxes.  Net deferred tax assets are shown net of valuation allowance in the amount of $62,000, as of June 30, 2007 and March 31, 2007 to reflect the likelihood of the recoverability of certain of these assets.  Company judgment of the recoverability of certain of these assets is based primarily on estimates of current and expected future earnings and tax planning.

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

Results of Operations

Consolidated revenue decreased $288,000 (2%) to $15,796,000 for the three-month period ended June 30, 2007 compared to its equivalent 2006 period. The decrease in revenues resulted primarily from a $224,000 (3%) decrease in ground equipment revenue due a slight decrease in commercial deicer sales, as discussed above in Overview.

Operating expenses decreased $151,000 (1%) to $14,828,000 for the three-month period ended June 30, 2007 compared to its equivalent 2006 period. The more significant components of this decrease are an $80,000 decrease in ground operating expenses as a result of the current quarter’s decrease in customer revenues and a $53,000 decrease in depreciation and amortization.  The Company adopted FASB Statement 123(R) in fiscal 2007, which resulted in an increase in general and administrative expense of $87,000 and $31,000 during the three-month periods ended June 30, 2007 and 2006, respectively.

Non-operating income, net, was $6,000 for the three-month period ended June 30, 2007 compared to $51,000 in the equivalent 2006 period.  Interest expense relating to inventory flooring, increased by $53,000, accounting for the majority of the change.

Pretax earnings decreased $183,000 for the three-month period ended June 30, 2007 compared to 2006, principally due to the above stated ground equipment segment’s decreased sales, the effects of FASB Statement 123(R), and the change in interest expense.

During the three-month period ended June 30, 2007, the Company recorded $347,000 income tax expense, which resulted in an estimated annual tax rate of 35.7%, compared to 37.1% for the comparable prior year period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes and to a lesser extent, permanent tax differences.

Liquidity and Capital Resources

As of June 30, 2007 the Company's working capital amounted to $12,690,000, a decrease of $35,000 compared to March 31, 2007. The change was a combination of increases in cash and cash equivalents and inventory and decreases in accounts receivable, accounts payable and accrued expenses.  The changes were all in the ordinary course of business and relate to the timing of collection and payment of certain accounts.

In August 2006, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2008.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of June 30, 2007, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2007, $5,748,000 was available under the terms of the credit facility and no amounts were outstanding. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at June 30, 2007 was 5.32%. The Company is exposed to changes in interest rates on certain portions of its line of credit.  If the LIBOR interest rate had been increased by one percentage point, based on the average balance of the line of credit for the quarter ended June 30, 2007, annual interest expense would not have changed.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

The respective three-month periods ended June 30, 2007 and 2006 resulted in the following changes in cash flow: operating activities provided $2,213,000 and $3,542,000 in 2007 and 2006, respectively, investing activities used $101,000 and $34,000 in 2007 and 2006, respectively, and financing activities used $1,192,000 and $453,000 in 2007 and 2006, respectively. Net cash increased $920,000 and $3,055,000 during the three-months ended June 30, 2007 and 2006, respectively.

Cash provided by operating activities was $1,329,000 less for the three-months ended June 30, 2007 compared to the similar 2006 period, principally due to decreased accounts receivable collections.

           Cash used in investing activities for the three-months ended June 30, 2007 was approximately $67,000 more than the comparable period in 2006 due to increased current period capital expenditures.

Cash used in financing activities was $739,000 more in the 2007 three-month period than in the corresponding 2006 period principally due to a $280,000 decrease in the current period line of credit borrowings and $547,000 used in the stock repurchase program.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.25 per share cash dividend in June 2007.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for the Company April 1, 2008.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company has not determined the impact of adopting SFAS 159 on its consolidated financial statements.

Deferred Retirement Obligation

Contractual death benefits for the Company’s former Chairman and Chief Executive Officer who passed away on April 18, 1997 are payable by the Company in the amount of $75,000 per year for 10 years from the date of his death.  As of June 30, 2007, all benefits owing under this contract have been paid.

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

There were no changes in the Company’s internal control over financial reporting during or subsequent to the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business.  For a description of material pending legal proceedings, see Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, which is incorporated by reference into this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market.  The program has no specified termination date.  The following table summarizes the Company’s share repurchase activity for the three-month period ended June 30, 2007.

AIR T PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares	(b) Average Price Paid per Share purchased	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

April 1, 2007 to
April 30, 2007	39,050	$8.11	39,050	$396,000

May 1, 2007 to
May 31, 2007	27,342	8.03	27,342	177,000

June 1, 2007 to
June 30, 2007	1,300	8.29	1,300	166,000

Total	67,692	$8.08	67,692	$166,000

Item 6.  Exhibits

(a) Exhibits

No.           Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994

31.1	Certification of Walter Clark

31.2	Certification of John Parry

32.1	Section 1350 Certification

__________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:            /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

Date:  August 8, 2007

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 8, 2007

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                                           Document

31.1              Certification of Walter Clark
31.2              Certification of John Parry
32.1              Section 1350 certification