Form 10-Q
period 2007-09-30
AIR T INC
filed 2007-11-09
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the quarterly period ended September 30, 2007

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

(828) 464-8741
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

2,423,506 shares of Common Stock, par value of $.25 per share were outstanding as of October 31, 2007. Common Stock is the only class of stock outstanding.

	INDEX
		PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the three and six months ended		3
September 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Balance Sheets at
September 30, 2007 (Unaudited)
and March 31, 2007		4

Condensed Consolidated Statements of Cash
Flows for the six months
ended September 30, 2007 and 2006 (Unaudited)		5

Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income for the
six months ended September 30,
2007 and 2006(Unaudited)		6

Notes to Condensed Consolidated Financial
Statements (Unaudited)		7-12

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosure
	About Market Risk	19

Item 4.	Controls and Procedures	19-20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	20

Item 4.	Submission of Matters to a Vote of Securities Holders	21

Item 6.	Exhibits	22

	Signatures	23

	Exhibit Index	24

	Officers’ Certifications	25-27

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating Revenues:
Overnight air cargo	$9,503,715	$8,646,307	$18,016,166	$17,222,259
Ground equipment	7,908,102	6,074,798	15,191,618	13,582,655
	17,411,817	14,721,105	33,207,784	30,804,914

Operating Expenses:
Flight-air cargo	4,910,228	4,313,963	9,260,290	8,487,824
Maintenance-air cargo	3,171,403	3,111,313	6,010,564	6,209,996
Ground equipment	6,110,445	4,470,339	11,288,813	9,728,603
General and administrative	2,246,464	2,125,093	4,583,370	4,396,645
Depreciation and amortization	125,048	147,962	248,922	324,796
	16,563,588	14,168,670	31,391,959	29,147,864

Operating Income	848,229	552,435	1,815,825	1,657,050

Non-operating Expense (Income) Expense:
Interest, net	64,334	27,908	121,581	32,017
Deferred retirement expense	(3,399)	5,250	101	10,500
Investment income and other	(47,345)	(58,575)	(113,882)	(119,016)
	13,590	(25,417)	7,800	(76,499)

Earnings Before Income Taxes	834,639	577,852	1,808,025	1,733,549

Income Tax Expense	296,989	206,785	644,007	635,687

Net Earnings	$537,650	$371,067	$1,164,018	$1,097,862

Basic and Diluted Net
Earnings Per Share	$0.22	$0.14	$0.47	$0.41

Weighted Average Shares Outstanding:
Basic and Diluted	2,432,392	2,671,293	2,446,949	2,671,293

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
ASSETS	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$1,869,494	$2,895,499
Marketable securities	891,001	860,870
Accounts receivable, less allowance
for doubtful accounts of $220,000 at September
30, 2007 and $413,000 at March 31, 2007	8,749,710	7,643,391
Income taxes receivable	238,884	-
Notes and other non-trade receivables-current	31,883	68,730
Inventories, net	9,171,602	8,085,755
Deferred tax assets	660,010	724,534
Prepaid expenses and other	170,758	325,533
Total Current Assets	21,783,342	20,604,312

Property and Equipment	7,653,524	8,113,363
Less accumulated depreciation	(5,844,919)	(5,820,852)
Property and Equipment, net	1,808,605	2,292,511

Deferred Tax Assets	257,119	170,353
Cash Surrender Value of Life Insurance Policies	1,330,706	1,296,703
Notes and Other Non-Trade Receivables-Long Term	183,848	200,529
Other Assets	81,182	50,576
Total Assets	$25,444,802	$24,614,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,661,306	$5,304,022
Accrued expenses	2,001,867	2,236,106
Income taxes payable	-	194,840
Current portion of long-term debt and obligations	125,010	144,684
Total Current Liabilities	6,788,183	7,879,652

Capital Lease Obligations (less current portion)	70,457	77,702
Long-Term Debt (less current portion)	2,465,547	575,204
Deferred Retirement Obligations (less current portion)	638,301	633,693

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-	-
Common stock, par value $.25; authorized 4,000,000 shares;
2,423,506 and 2,509,998 shares issued and
outstanding	605,876	627,499
Additional paid in capital	5,541,363	6,058,070
Retained earnings	9,211,773	8,658,606
Accumulated other comprehensive income, net	123,302	104,558
Total Stockholders' Equity	15,482,314	15,448,733
Total Liabilities and Stockholders’ Equity	$25,444,802	$24,614,984

Note: The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,164,018	$1,097,862
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in accounts receivable and inventory reserves	(133,106)	238,169
Depreciation and amortization	248,922	324,796
Increase in cash surrender value of life insurance	(34,003)	(34,001)
Deferred taxes	(34,034)	(118,994)
Warranty reserve	38,000	(67,464)
Compensation expense related to stock options	174,556	89,108
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(913,171)	3,392,926
Notes receivable	53,528	6,756
Income taxes receivable/payable	(433,724)	(258,438)
Inventories	(686,297)	(4,442,843)
Prepaid expenses and other	124,168	102,532
Accounts payable	(642,716)	405,969
Accrued expenses and other current liabilities	(279,616)	(312,620)
Total adjustments	(2,517,493)	(674,104)
Net cash (used) provided by operating activities	(1,353,475)	423,758
Cash flows from investing activities:
Capital expenditures	(224,608)	(67,136)
Net cash used in investing activities	(224,608)	(67,136)
Cash flows from financing activities:
Payments on aircraft term loan	(64,532)	(51,568)
Net borrowings on line of credit	1,946,606	1,906,161
Stock repurchase	(712,886)	-
Payments on capital leases	(6,259)	(40,996)
Payment of cash dividend	(610,851)	(667,823)
Net cash provided by financing activities	552,078	1,145,774
Net (decrease) increase in cash and cash equivalents	(1,026,005)	1,502,396
Cash and cash equivalents at beginning of period	2,895,499	2,702,424
Cash and cash equivalents at end of period	$1,869,494	$4,204,820

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$134,469	$37,317
Income taxes	1,113,354	1,011,155

Summary of significant non-cash information:
Increase (decrease) in fair value of marketable securities, net of tax	$18,744	$18,545
Leased equipment transferred to (from) inventory	(458,300)	1,476,708

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income	Equity

Balance, March 31, 2006	2,671,293	$667,823	$6,939,357	$6,840,383	$52,479	$14,500,042

Comprehensive Income:
Net earnings				1,097,862
Unrealized loss
on securities, net of tax					18,545
Total Comprehensive Income						1,116,407
Cash dividend				(667,823)		(667,823)
Compensation expense
related to stock options			89,108			89,108

Balance, September 30, 2006	2,671,293	$667,823	$7,028,465	$7,270,422	$71,024	$15,037,734

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income	Equity

Balance, March 31, 2007	2,509,998	$627,499	$6,058,070	$8,658,606	$104,558	$15,448,733

Comprehensive Income:
Net earnings				1,164,018
Unrealized gain
on securities, net of tax					18,744
Total Comprehensive Income						1,182,762
						-
						-
Cash dividend				(610,851)		(610,851)
Compensation expense
related to stock options			174,556			174,556
Stock repurchase	(86,492)	(21,623)	(691,263)			(712,886)
Balance, September 30, 2007	2,423,506	$605,876	$5,541,363	$9,211,773	$123,302	$15,482,314

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Financial Statement Presentation

       The condensed consolidated financial statements of Air T, Inc. (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been made.  The results of operations for the three and six month periods ended September 30 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

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

It is the Company policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six month period ended September 30, 2007.

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2007 and March 31, 2007 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for the respective six months ended September 30, 2007 and 2006 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

3.	Comprehensive Income

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$537,650	$371,067	$1,164,018	$1,097,862

Other Comprehensive Income:
Unrealized gain on securities,
net of tax	9,372	30,359	18,744	18,545
Total Comprehensive Income	$547,022	$401,426	$1,182,762	$1,116,407

4.  Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$537,650	$371,067	$1,164,018	$1,097,862

Basic and Diluted Net Earnings Per Share	$0.22	$0.14	$0.47	$0.41

Weighted Average Shares Outstanding:
Basic and Diluted	2,432,392	2,671,293	2,446,949	2,671,293

At September 30, 2007 and 2006, respectively, options to acquire 241,000 shares and 226,000 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

5.           Inventories

Inventories consist of the following:

	September 30, 2007	March 31, 2007
Aircraft parts and supplies	$501,148	$485,209
Ground equipment manufacturing:
Raw materials	7,164,551	6,250,813
Work in process	1,362,191	1,648,896
Finished goods	867,606	364,688
Total inventories	9,895,496	8,749,606
Reserves	(723,894)	(663,851)

Total, net of reserves	$9,171,602	$8,085,755

6.           Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment.

No options were granted or exercised during the three months ended September 30, 2007.  Stock based compensation expense has been recognized in the amount of $87,278 and $58,358 for the three months ended September 30, 2007 and 2006, and $174,556 and $89,108 for the six months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, there was $661,000 of unrecognized compensation expense to be recognized through December 31, 2009.

7.           Recent Accounting Pronouncements

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

8.           Financing Arrangements

In September 2007, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2009.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of September 30, 2007, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at September 30, 2007 was 5.72%.  The credit facility is secured by substantially all of the Company’s assets.  At September 30, 2007, $1,947,000 was outstanding under the line of credit.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

9.           Segment Information

    The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products and services to passenger and cargo airlines, airports, the military and industrial customers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company’s air cargo operations are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries and the Company’s ground support operations consist of its Global Ground Support, LLC (“Global”) and Global Aviation Services, LLC (“GAS”) subsidiaries. GAS was set up as a new wholly owned subsidiary in September 2007, to operate the ground support equipment (GSE) maintenance services business of the company.

The Company evaluates the performance of its operating segments based on operating income.  Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Overnight Air Cargo	$9,503,715	$8,646,307	$18,016,166	$17,222,259
Ground Equipment:
Domestic	7,492,042	5,509,884	14,677,058	12,980,241
International	416,060	564,914	514,560	602,414
Total Ground Equipment	7,908,102	6,074,798	15,191,618	13,582,655
Total	$17,411,817	$14,721,105	$33,207,784	$30,804,914

Operating Income (Loss):
Overnight Air Cargo	$512,889	$360,102	$858,954	$822,640
Ground Equipment	841,481	643,578	2,054,267	2,001,333
Corporate (1)	(506,141)	(451,245)	(1,097,396)	(1,166,923)
Total	$848,229	$552,435	$1,815,825	$1,657,050

Depreciation and Amortization:
Overnight Air Cargo	$106,270	$123,395	$216,328	$249,352
Ground Equipment	15,024	9,773	27,285	48,813
Corporate	3,754	14,794	5,309	26,631
Total	$125,048	$147,962	$248,922	$324,796

Capital Expenditures, net:
Overnight Air Cargo	$31,807	$26,775	$47,630	$31,775
Ground Equipment	72,302	-	110,741	-
Corporate	19,218	6,329	66,237	35,361
Total	$123,327	$33,104	$224,608	$67,136

	As of
	September 30, 2007	March 31, 2007
Identifiable Assets:
Overnight Air Cargo	$4,609,968	$5,823,455
Ground Equipment	16,014,373	13,247,048
Corporate	4,820,461	5,544,481

Total	$25,444,802	$24,614,984

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

On October 11, 2005, Global completed the repair, installation and recertification of ten of the deicing booms.  Repair had been completed on the eleventh boom, which was then damaged in transit to the Philadelphia airport by an independent carrier.  The additional repair work on that boom has been completed and the boom has been delivered back to the airport. The carrier had initially undertaken that such further repair work would be at its expense, though the carrier subsequently disclaimed liability for the full costs associated with the damage to the eleventh boom.  Global then initiated litigation against the carrier to recover its costs related to the damage to the eleventh boom, and that claim has now been resolved, as described below.

Global has been named as a defendant in three legal actions arising from the February 2005 boom collapse at the Philadelphia airport.  In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against Global and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and including approximately $1 million for the loss of use of the aircraft while it was being repaired. Discovery is continuing in this case and a trial has been set for March 2008.  In the second action, Emerson vs. Elliott Equipment Company, et al., pending in the Philadelphia County Court of Common Pleas, the boom operator is seeking to recover unspecified damages from Global and its subcontractor for injuries arising from the collapse of the boom.  This matter was initiated on October 21, 2005 and is scheduled for trial in May 2008.  The Company understands that the boom operator has subsequently recovered from his claimed injuries and has returned to fulltime but light duty work.  Global maintains product liability insurance in excess of the amount of the recoveries claimed above and is being defended in these matters by its product liability insurance carrier.  Global’s insurance coverage does not extend to the costs incurred by Global to examine and repair the other 11 booms at the Philadelphia airport.  The third lawsuit is a claim brought in December 2006, on behalf of the City of Philadelphia captioned City of Philadelphia v. Elliott Equipment Company, et al., which was filed in the Philadelphia County Court of Common Pleas.  In that action, the City seeks to recover for the cost of replacing the boom that was destroyed in the February 2005 accident.  It is estimated that the cost for replacing that boom will be in the $600,000 range.  That matter is in its early stage and a trial is anticipated for September 2008, based on the current scheduling order.  Global’s product liability insurance carrier has denied coverage with respect to the third lawsuit claiming that it seeks replacement of allegedly defective products.  Global has included in its claims against its subcontractor any losses it may suffer in connection with the claims alleged in this lawsuit.  In light of the claims asserted in this action directly against Global's subcontractor and the related claims made by Global against its subcontractor, management does not believe that the ultimate liability, if any, of Global for losses alleged in this lawsuit would be material to the Company's financial position or results of operations.

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

On August 8, 2006, Global commenced litigation in the United States District for the Eastern District of Pennsylvania (Global Ground Support, LLC v. Sautter Crane Rental, Inc.) seeking to recover all damage and loss incurred as a result of damage that occurred to the 135-foot deicing boom while in transit back to the Philadelphia International Airport.  In that action, Global sought damages of approximately $300,000.  The matter was settled through arbitration in September 2007, under which the Company agreed to accept $235,000 as settlement of this claim.  The Company has recorded the $235,000 as operating income in the quarter ended September 30, 2007.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products and services to passenger and cargo airlines, airports, the military and industrial customers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company’s air cargo operations are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries and the Company’s ground support operations consist of its Global Ground Support, LLC (“Global”) and Global Aviation Services, LLC (“GAS”) subsidiaries. GAS is a new wholly owned subsidiary established in September 2007, to operate the ground support equipment maintenance services business of the company.

 Following is a table detailing revenues by segment and by major customer category:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Overnight Air Cargo Segment:
FedEx	$9,503,715	55%	$8,646,307	59%	$18,016,166	54%	$17,222,259	56%

Ground Equipment Segment:
Military	898,866	5%	1,258,106	8%	6,627,822	20%	6,754,498	22%
Commercial - Domestic	6,593,176	38%	4,251,778	29%	8,049,236	24%	6,225,743	20%
Commercial - International	416,060	2%	564,914	4%	514,560	2%	602,414	2%
	7,908,102	45%	6,074,798	41%	15,191,618	46%	13,582,655	44%
	$17,411,817	100%	$14,721,105	100%	$33,207,784	100%	$30,804,914	100%

MAC and CSA provide short-haul express air freight services primarily to one customer, FedEx Corporation (“FedEx”).  Under the terms of the dry-lease service agreements which currently cover the majority of the revenue aircraft operated, the Company receives an administrative fee for each aircraft and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to FedEx as cargo and maintenance revenue, at cost.  These agreements are renewable on two to five year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the air freight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

Separate agreements cover the five types of aircraft operated by MAC and CSA for FedEx—Cessna Caravan, ATR-42, ATR-72, Fokker F-27, and Short Brothers SD3-30.  The Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft (a total of 90 aircraft at September 30, 2007) are owned by and dry-leased from FedEx, and the two Short Brothers SD3-30 aircraft are owned by the Company and operated periodically under wet-lease arrangements with FedEx.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.

MAC and CSA’s revenues contributed approximately $18,016,000 and $17,222,000 to the Company’s revenues for the six-month periods ended September 30, 2007 and 2006, respectively, a current year increase of approximately $794,000 (5%). The increase in revenues was primarily related to flight and maintenance department costs passed through to its customer at cost and increased maintenance labor revenue as a result of an 8.5% increase in the maintenance billable labor rate, effective in June 2007.

Global manufactures, services and supports aircraft deicers and ground support equipment and other specialized military and industrial equipment on a worldwide basis. Global’s revenue contributed approximately $15,192,000 and $13,583,000 to the Company’s revenues for the six-month periods ended September 30, 2007 and 2006, respectively.  The 12% increase in revenues was attributed to an increase in the number of domestic commercial orders completed during the current period.  We believe this increase is related to the harsh weather conditions that were experienced by domestic airlines and airports last winter, increasing the requirements for the coming winter season.  The Company’s contract with the Air Force allows some flexibility with regard to timing of unit deliveries allowing the Company to meet increased commercial demand and still meet Air Force requirements in subsequent periods.  At September 30, 2007, Global’s order backlog was $17.3 million compared to $16.8 million at March 31, 2007 and $14.6 million at September 30, 2006.

Recent Developments

During the quarter ended September 30, 2007, the Company formed a new subsidiary Global Aviation Services, LLC (“GAS”). GAS was set up to operate the ground support equipment (GSE) maintenance services business of the company.  GAS is finalizing a three (3) year maintenance services contract with a large domestic airline.  Under that arrangement, GAS is providing ground support equipment services and facility maintenance services at a number of locations and has initially employed over 50 mechanics.  Operations and revenues were minimal in the second quarter as the operation was in start up mode, but are expected to be fully online in the third quarter.

One matter of litigation has recently been resolved.  In August 2006, Global commenced litigation (Global Ground Support, LLC v. Sautter Crane Rental, Inc.) seeking to recover all damage and loss incurred as a result of damage that occurred to a deicing boom while in transit to the Philadelphia International Airport.  In that action, Global sought damages of approximately $300,000.  The matter was settled through arbitration in September 2007, under which the Company agreed to accept $235,000 as settlement of this claim.  The Company has recorded the $235,000 as an increase in operating income in the quarter ended September 30, 2007.

The Company incurred an increase in professional fees in the current quarter due to hiring an outside consulting firm to assist with the requirements of Section 404 of the Sarbanes-Oxley Act (SOX) of 2002.  The requirements of Section 404 of SOX are scheduled to apply to the Company's 2008 fiscal year.  Section 404 requires management of the Company to document, test, and issue a report as to the adequacy of the Company’s internal control over financial reporting.  In addition, Section 404 requires the Company's independent accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the adequacy of internal control over financial reporting, which requirement is currently scheduled to be applicable for the Company's 2009 fiscal year.  The Company is on schedule to comply with the SOX requirements but does expect increased professional fees to meet the continuing requirements.

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

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable in the amount of $220,000 and $413,000, respectively, as of September 30, 2007 and March 31, 2007, was established based on management’s estimates of the collectability of accounts receivable.  The decrease in the allowance is primarily a result of the resolution of the Sautter Crane matter in September 2007.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s parts inventories are valued at the lower of cost or market.  Reserves for excess and obsolete inventories in the amount of $724,000 and $664,000, respectively, as of September 30, 2007 and March 31, 2007, are based on assessment of the marketability of slow-moving and obsolete inventories.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventories available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves.  The Company warranties its ground equipment products for up to a two-year period from date of sale.  Product warranty reserves are recorded at the time of sale based on historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.  Warranty reserves were $102,000 and $196,000 at September 30, 2007 and March 31, 2007 respectively.

Deferred Taxes.  Net deferred tax assets are shown net of valuation allowance in the amount of $62,000, as of September 30, 2007 and March 31, 2007 to reflect the likelihood of the recoverability of certain of these assets.  Company judgment of the recoverability of certain of these assets is based primarily on estimates of current and expected future earnings and tax planning.

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

Results of Operations

Second Quarter 2008 Compared to Second Quarter 2007

Consolidated revenue from operations increased $2,691,000 (18%) to $17,412,000 for the quarter ended September 30, 2007 compared to the equivalent prior year quarter.  A portion of the increase in revenues for the quarter resulted from an $857,000 (10%) increase in cargo revenues related to fuel, pilot salaries, travel and other flight costs passed through to its customer at cost, as well as increased maintenance labor revenue as a result of an 8.5% increase in the billable labor rate, effective in June 2007.  In addition, there was a $1,833,000 (30%) increase in ground equipment revenues, resulting from an increase in domestic commercial deicing units and catering trucks delivered in the fiscal 2008 quarter.

Operating expenses on a consolidated basis increased $2,395,000 (17%) to $16,564,000 for the quarter ended September 30, 2007 compared to the equivalent prior year quarter. The net increase in air cargo operating expenses for the quarter consisted of a $656,000 (9%) increase in the cost of flight operations primarily as a result of increases in fuel, pilot salaries, travel and other flight costs to meet the customer’s flight schedule.  In addition, there was a $1,640,000 (37%)increase in ground equipment operating expenses related to the increase in the number of commercial units produced and delivered during the fiscal 2008 quarter.  Production costs as a percentage of revenues are typically higher on commercial units, resulting in decreased margins in the fiscal 2008 quarter.

General and administrative expenses increased by a net amount of $121,000 (6%) to $2,246,000 for the quarter ended September 30, 2007 compared to the prior year equivalent quarter.  One component of the increase was a $29,000 increase in stock compensation expense relating to the Company’s adoption of FASB Statement 123(R) in fiscal 2007.  The other significant cost increases were a $93,000 increase in professional fees in part a result of the Company engaging outside consultants to meet its Sarbanes-Oxley Section 404 requirements and partly in connection with the start up of the new subsidiary and securing its contract, an $89,000 increase in travel expenses for sales and trade shows and the new subsidiary start-up costs, a $32,000 increase in advertising costs, a $27,000 increase in salary expense due to higher than normal contract labor in the air cargo segment, and a $40,000 increase in profit sharing expense for the quarter.  These increases were offset by a $170,000 reduction in general and administrative expenses resulting from the Sautter Crane settlement in September 2007, as well as a $40,000 reduction in air cargo payroll costs related to cost reduction programs and personnel changes initiated in December 2006.

Operating income for the quarter ended September 30, 2007 was $848,000, a $296,000 (54%) improvement over the same quarter of the prior year.  $198,000 of the improvement came in the ground support segment, as a result of the $235,000 Sautter Crane settlement in the fiscal 2008 quarter.  The overnight air cargo segment saw a $153,000 increase in operating income as a result of an 8.5% increase in the maintenance billable labor rate, effective in June 2007, as well as reductions in management and administrative salaries as a result of cost reduction programs initiated within the air cargo segment in December 2006.

Non-operating income, net, was a net expense amount of $14,000 for the quarter ended September 30, 2007 compared to a net income amount of $25,000 in the equivalent 2006 period.  Interest expense relating to increased inventory levels and flooring, increased by $36,000, accounting for the majority of the change.

Income tax expense of $297,000 for the quarter ended September 30, 2007, represented an effective tax rate of 35.6%, which included the benefit of municipal bond income as well as the impact of U.S. production deduction authorized under tax law changes enacted in fiscal 2005.  Income tax expense of $207,000 in the quarter ended September 30, 2006 represented an effective tax rate of 35.8%, with tax differences similar to the fiscal 2008 quarter.

First Six Months of 2008 Compared to First Six Months of 2007

Consolidated revenue from operations increased $2,403,000 (8%) to $33,208,000 for the six-month period ended September 30, 2007 compared to the equivalent 2006 period. The increase in revenues resulted from a $794,000 (5%) increase in cargo revenues, discussed above, and a $1,609,000 (12%)increase in ground equipment revenues, due to the increase in domestic commercial orders completed in the second quarter.

Operating expenses on a consolidated basis increased $2,244,000 (8%) to $31,392,000 for the six-month period ended September 30, 2007 compared to the equivalent prior period. The net increase in air cargo operating expenses of $573,000 (4%) was primarily a result of increases in fuel, pilot salaries, travel and other flight costs to meet the customer’s flight schedule.  In addition, there was a $1,560,000 (16%) increase in ground equipment operating expenses related to the increase in the number of commercial units produced and delivered during the second quarter.  Production costs as a percentage of revenues are typically higher on commercial units, resulting in overall decreased margins in the fiscal 2008 period.

General and administrative expenses increased $187,000 (4%) to $4,583,000 for the six-month period ended September 30, 2007 compared to the prior year period.  The cost increase included an $86,000 increase in stock compensation expense relating to option awards made to employees during the second quarter of fiscal 2007.  Expenses related to these awards resulted in charges to general and administrative expense of $175,000 and $89,000 during the six-month periods ended September 30, 2007 and 2006, respectively.  In addition, the increase includes a $65,000 increase in professional fees largely a result of the Company engaging outside consultants to meet its Sarbanes-Oxley Section 404 requirements and partly in connection with the start up of the new subsidiary and securing its contract, a $93,000 increase in travel expenses for sales and trade shows and the new subsidiary start up, a $36,000 increase in advertising costs, and a $103,000 increase in salary expense due to higher than normal contract labor in the air cargo segment.  These increases were offset by a $170,000 reduction in general and administrative expenses resulting from the Sautter Crane settlement in September 2007, as well as a $40,000 reduction in air cargo administrative payroll costs related to cost reduction programs and personnel changes effected in December 2006.

Operating income for the six-month period ended September 30, 2007 was $1,816,000, a $159,000 (10%) improvement over the same period of the prior year.  The Sautter Crane settlement was again the primary component of this increase in operating income as the Company was able to recover costs incurred in prior periods.

Non-operating expense, net, was a net expense amount of $8,000 for the six-month period ended September 30, 2007 compared to a net income amount of $76,000 in the equivalent 2006 period.  Interest expense relating to increased inventory levels and flooring, increased by $90,000, accounting for the majority of the change.

Income tax expense of $644,000 for the six-month period ended September 30, 2007, represented an effective tax rate of 35.6%, which included the benefit of municipal bond income as well as the impact of U.S. production deduction authorized under tax law changes enacted in fiscal 2005.  Income tax expense of $636,000 in the six-month period ended September 30, 2006 represented an effective tax rate of 36.7%, with tax differences similar to the current period.

Liquidity and Capital Resources

         As of September 30, 2007 the Company's working capital amounted to $14,995,000, an increase of $2,271,000 compared to March 31, 2007. The net increase primarily resulted from an increase in accounts receivable and inventories, and a decrease in accounts payable and accrued expenses, partially offset by $713,000 used to fund the stock repurchase program that was completed in August 2007.  Inventories are historically higher at the end of the second quarter as compared to year end but have decreased by $1,670,000 from the prior year comparable quarter.  Accounts receivable are up by $3,458,000 over the comparable prior year quarter as a result of the timing and volume of commercial ground equipment sales in the current quarter.

In September 2007, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2009.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of September 30, 2007, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  The credit facility is secured by substantially all of the Company’s assets.  At September 30, 2007, $1,947,000 was outstanding under the line of credit.

The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points.  The LIBOR rate at September 30, 2007 was 5.72%.  If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at September 30, 2007, interest expense for the six months ended September 30, 2007 would have increased by approximately $10,000.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

The respective six-month periods ended September 30, 2007 and 2006 resulted in the following changes in cash flow: operating activities used $1,353,000 and provided $424,000 in 2007 and 2006, respectively, investing activities used $225,000 and $67,000 in 2007 and 2006, respectively, and financing activities provided $552,000 and $1,146,000 in 2007 and 2006, respectively. Net cash decreased $1,026,000 and increased $1,502,000 during the six months ended September 30, 2007 and 2006, respectively.

Cash used in operating activities was $1,777,000 more for the six-months ended September 30, 2007 compared to the similar 2006 period, principally due to increased accounts receivables and partially offset by decreased inventories.

           Cash used in investing activities for the six-months ended September 30, 2007 was $157,000 more than the comparable period in 2006 due to increased current period capital expenditures, principally in connection with the start up of Global Aviation Services, LLC.

Cash provided by financing activities was $593,000 less in the 2007 six-month period than in the corresponding 2006 period principally a result of a $713,000 use of cash for the stock repurchase program.  Partially offsetting this use of cash were $40,000 additional borrowings on the line of credit and $57,000 less in cash dividend in the current period.

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

There were no changes in the Company’s internal control over financial reporting during or subsequent to the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business.  For a description of material pending legal proceedings, see Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, which is incorporated by reference into this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market.  The program was completed in August 2007.  The following table summarizes the Company’s share repurchase activity for the three-month period ended September 30, 2007.

AIR T PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares	(b) Average Price Paid per Share purchased	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2007 to
July 31, 2007	-	$-	-	$166,000

August 1, 2007 to
August 31, 2007	18,800	8.82	18,800	-

September 1, 2007 to
September 30, 2007	-	-	-	-

Total	18,800	$8.82	18,800	$-

Item 4.                      Submission of Matters to a Vote of Security Holders

(a) The Company held its 2007 annual meeting of stockholders on September 26, 2007.

(b) Each of the individuals listed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 13, 2007 as nominees for election as directors was elected at the annual meeting.  These nominees are listed below.

(c) At the annual meeting, the stockholders voted on the election of all nine members of the Board of Directors and ratification of the appointment of Dixon Hughes PLLC to serve as the Company’s independent auditors for the fiscal year ending March 31, 2008. The following tables summarize the results of the voting on these matters.

Election of Directors

Nominee	Shares Voted "For"	Shares Voted "Withheld"

Walter Clark	1,685,432	284,925
John Parry	1,656,388	313,969
William H. Simpson	1,684,149	286,208
Claude S. Abernethy, Jr.	1,656,463	313,894
Sam Chesnutt	1,684,149	286,208
Allison T. Clark	1,683,779	286,578
George C. Prill	1,684,049	286,308
Dennis A. Wicker	1,739,621	230,736
J. Bradley Wilson	1,767,257	203,100

Ratification of Appointment of Independent Auditors

Votes Cast For	Votes Cast Against	Votes Cast to Abstain
1,727,075	242,820	460

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

10.1                      Loan Agreement dated as of September 18, 2007 between the Company and its subsidiaries and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2007

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

Date:  November 8, 2007

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  November 8, 2007

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                                           Document

    31.1                          Certification of Walter Clark
    31.2                          Certification of John Parry
    32.1                          Section 1350 certification