Form 10-Q
period 2007-12-31
AIR T INC
filed 2008-02-01
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

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

2,423,506 shares of Common Stock, par value of $.25 per share were outstanding as of January 31, 2008. Common Stock is the only class of stock outstanding.

	AIR T, INC. AND SUBSIDIARIES

	INDEX
		PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
for the three and nine months ended		3
December 31, 2007 and 2006 (Unaudited)

Condensed Consolidated Balance Sheets at
December 31, 2007 (Unaudited)
and March 31, 2007		4

Condensed Consolidated Statements of Cash
Flows for the nine months
ended December 31, 2007 and 2006 (Unaudited)		5

Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income for the
nine months ended December 31,
2007 and 2006(Unaudited)		6

Notes to Condensed Consolidated Financial
Statements (Unaudited)		7-12

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosure
	About Market Risk	19

Item 4.	Controls and Procedures	19-20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

Officers’ Certifications		23-25

 Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Operating Revenues:
Overnight air cargo	$ 10,114,872	$8,844,879	$28,131,038	$26,067,138
Ground equipment	11,033,978	8,549,652	26,225,596	22,132,307
	21,148,850	17,394,531	54,356,634	48,199,445

Operating Expenses:
Flight-air cargo	4,606,970	4,457,557	13,867,260	12,945,381
Maintenance-air cargo	3,904,042	3,041,183	9,914,606	9,251,179
Ground equipment	8,380,149	6,832,895	19,668,962	16,561,498
General and administrative	2,709,507	2,384,078	7,292,877	6,780,723
Depreciation and amortization	115,496	153,815	364,418	478,611
	19,716,164	16,869,528	51,108,123	46,017,392

Operating Income	1,432,686	525,003	3,248,511	2,182,053

Non-operating (Income) Expense:
Interest, net	29,804	85,003	151,385	117,020
Deferred retirement expense	-	5,250	101	15,750
Investment income and other	(41,246)	(60,197)	(155,128)	(179,213)
	(11,442)	30,056	(3,642)	(46,443)

Earnings Before Income Taxes	1,444,128	494,947	3,252,153	2,228,496

Income Tax Expense	524,108	191,188	1,168,115	826,875

Net Earnings	$ 920,020	$ 303,759	$ 2,084,038	$ 1,401,621

Basic and Diluted Net
Earnings Per Share	$ 0.38	$ 0.11	$ 0.85	$ 0.52

Dividends Declared Per Share	$ -	$ -	$ 0.25	$ 0.25

Weighted Average Shares Outstanding:
Basic and Diluted	2,423,506	2,667,932	2,439,077	2,670,173
Diluted	2,423,506	2,667,932	2,439,077	2,670,173

See notes to condensed consolidated financial statements.

     AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
ASSETS	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$1,448,615	$2,895,499
Marketable securities	869,209	860,870
Accounts receivable, less allowance
for doubtful accounts of $231,000 at December
31, 2007 and $413,000 at March 31, 2007	7,752,244	7,643,391
Notes and other non-trade receivables-current	33,309	68,730
Inventories, net	9,034,349	8,085,755
Deferred tax assets	729,655	724,534
Prepaid expenses and other	386,545	325,533
Total Current Assets	20,253,926	20,604,312

Property and Equipment	7,802,723	8,113,363
Less accumulated depreciation	(5,943,771)	(5,820,852)
Property and Equipment, net	1,858,952	2,292,511

Deferred Tax Assets	311,762	170,353
Cash Surrender Value of Life Insurance Policies	1,347,707	1,296,703
Notes and Other Non-Trade Receivables-Long Term	173,174	200,529
Other Assets	79,763	50,576
Total Assets	$24,025,284	$24,614,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,143,036	$5,304,022
Accrued expenses	1,801,966	2,236,106
Income taxes payable	120,543	194,840
Current portion of long-term debt and obligations	123,217	144,684
Total Current Liabilities	6,188,762	7,879,652

Capital Lease Obligations (less current portion)	65,277	77,702
Long-Term Debt (less current portion)	654,295	575,204
Deferred Retirement Obligations (less current portion)	640,605	633,693

Stockholders' Equity:
Preferred stock, $1 par value, authorized 50,000 shares,
none issued	-	-
Common stock, par value $.25; authorized 4,000,000 shares;
2,423,506 and 2,509,998 shares issued and
outstanding	605,876	627,499
Additional paid in capital	5,628,641	6,058,070
Retained earnings	10,131,793	8,658,606
Accumulated other comprehensive income, net	110,035	104,558
Total Stockholders' Equity	16,476,345	15,448,733
Total Liabilities and Stockholders’ Equity	$24,025,284	$24,614,984

Note: The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,084,038	$1,401,621
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Change in accounts receivable and inventory reserves	126,747	123,529
Depreciation and amortization	364,418	478,611
Increase in cash surrender value of life insurance	(51,004)	(42,638)
Deferred taxes	(149,801)	(90,626)
Warranty reserve	70,000	(48,206)
Compensation expense related to stock options	261,834	185,864
Change in assets and liabilities which provided (used) cash:
Accounts receivable	73,163	(146,997)
Notes receivable	62,776	60,862
Income taxes payable	(74,297)	(225,650)
Inventories	(813,561)	(3,730,991)
Prepaid expenses and other	(90,200)	82,714
Accounts payable	(1,160,986)	12,374
Accrued expenses and other current liabilities	(509,209)	(633,744)
Total adjustments	(1,890,120)	(3,974,898)
Net cash provided (used) by operating activities	193,918	(2,573,277)
Cash flows from investing activities:
Capital expenditures	(374,655)	(111,526)
Net cash used by investing activities	(374,655)	(111,526)
Cash flows from financing activities:
Payments on aircraft term loan	(92,043)	(51,568)
Net borrowings on line of credit	163,709	3,057,763
Stock repurchase	(712,886)	(90,472)
Payments on capital leases	(14,076)	(43,402)
Payment of cash dividend	(610,851)	(667,823)
Net cash (used) provided by financing activities	(1,266,147)	2,204,498
Net decrease in cash and cash equivalents	(1,446,884)	(480,305)
Cash and cash equivalents at beginning of period	2,895,499	2,702,424
Cash and cash equivalents at end of period	$1,448,615	$2,222,119

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$187,541	$135,565
Income taxes	1,393,446	1,139,435

Summary of significant non-cash information:
Increase in fair value of marketable securities, net of tax	5,477	$44,746
Leased equipment transferred to (from) inventory	(458,300)	815,293

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income	Equity

Balance, March 31, 2006	2,671,293	$667,823	$6,939,357	$6,840,383	$52,479	$14,500,042

Comprehensive Income:
Net earnings				1,401,621
Unrealized loss
on securities, net of tax					44,746
Total Comprehensive Income						1,446,367
Cash dividend				(667,823)		(667,823)
Compensation expense
related to stock options			185,864			185,864
Stock repurchase	(10,084)	(2,521)	(87,951)			(90,472)
Balance, December 31, 2006	2,661,209	$665,302	$7,037,270	$7,574,181	$97,225	$15,373,978

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital		Income	Equity

Balance, March 31, 2007	2,509,998	$627,499	$6,058,070	$8,658,606	$104,558	$15,448,733
			`
Comprehensive Income:
Net earnings				2,084,038
Unrealized gain
on securities, net of tax					5,477
Total Comprehensive Income						2,089,515
						-
						-
Cash dividend				(610,851)		(610,851)
Compensation expense
related to stock options			261,834			261,834
Stock repurchase	(86,492)	(21,623)	(691,263)			(712,886)
Balance, December 31, 2007	2,423,506	$605,876	$5,628,641	$10,131,793	$110,035	$16,476,345

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

     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.  The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

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

It is the Company policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine month period ended December 31, 2007.

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2007 and March 31, 2007 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for the respective three and nine months ended December 31, 2007 and 2006 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

3.	Comprehensive Income

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net earnings	$920,020	$303,759	$2,084,038	$1,401,621

Other Comprehensive Income:
Unrealized gain(loss) on securities,
net of tax	(13,267)	26,201	5,477	44,746
Total Comprehensive Income	$906,753	$329,960	$2,089,515	$1,446,367

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net earnings	$920,020	$303,759	$2,084,038	$1,401,621

Basic and Diluted Net Earnings Per Share	$0.38	$0.11	$0.85	$0.52

Weighted Average Shares Outstanding:
Basic and Diluted	2,423,506	2,667,932	2,439,077	2,670,173

At December 31, 2007 and 2006, options to acquire 241,000 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

5.            Inventories

Inventories consist of the following:

	December 31, 2007	March 31, 2007
Aircraft parts and supplies	$527,885	$485,209
Ground equipment manufacturing:
Raw materials	7,256,505	6,250,813
Work in process	1,572,687	1,648,896
Finished goods	649,886	364,688
Total inventories	10,006,963	8,749,606
Reserves	(972,614)	(663,851)

Total, net of reserves	$9,034,349	$8,085,755

6.            Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment.

No options were granted or exercised during the three months ended December 31, 2007.  Stock based compensation expense has been recognized in the amount of $87,278 and $96,756 for the three months ended December 31, 2007 and 2006, and $261,834 and $185,864 for the nine months ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, there was $574,000 of unrecognized compensation expense to be recognized through December 31, 2009.

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

8.            Financing Arrangements

In September 2007, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2009.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of December 31, 2007, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at December 31, 2007 was 5.24%.  The credit facility is secured by substantially all of the Company’s assets.  At December 31, 2007, $164,000 was outstanding under the line of credit.

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

The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Operating Revenues:
Overnight Air Cargo	$10,114,872	$8,844,879	$28,131,038	$26,067,138
Ground Equipment:
Domestic	9,599,788	7,769,359	24,276,846	20,749,600
International	1,434,190	780,293	1,948,750	1,382,707
Total Ground Equipment	11,033,978	8,549,652	26,225,596	22,132,307
Total	$21,148,850	$17,394,531	$54,356,634	$48,199,445

Operating Income (Loss):
Overnight Air Cargo	$860,661	$417,824	$1,719,615	$1,240,464
Ground Equipment	1,424,316	745,139	3,478,583	2,746,472
Corporate (1)	(852,291)	(637,960)	(1,949,687)	(1,804,883)
Total	$1,432,686	$525,003	$3,248,511	$2,182,053

Depreciation and Amortization:
Overnight Air Cargo	$90,123	$120,848	$306,451	$370,200
Ground Equipment	25,722	18,237	53,007	67,050
Corporate	(349)	14,730	4,960	41,361
Total	$115,496	$153,815	$364,418	$478,611

Capital Expenditures, net:
Overnight Air Cargo	$8,909	$31,312	$56,539	$63,087
Ground Equipment	142,679	-	253,420	-
Corporate	(1,541)	13,078	64,696	48,439
Total	$150,047	$44,390	$374,655	$111,526

	As of
	December 31, 2007	March 31, 2007
Identifiable Assets:
Overnight Air Cargo	$4,896,594	$5,823,455
Ground Equipment	15,016,381	13,247,048
Corporate	4,112,309	5,544,481

Total	$24,025,284	$24,614,984

(1) Includes income from inter-segment transactions.

10.            Commitments and Contingencies

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global Ground Support, LLC (“Global”) for installation at the Philadelphia, Pennsylvania airport, and maintained by Global, collapsed on an Airbus A330 aircraft operated by U.S. Airways.  While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured.  The operator of the deicing boom has claimed to suffer injuries in connection with the collapse.  Immediately following this incident, the remaining eleven fixed-stand deicing booms sold by Global and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness.  These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms.  All of these booms were designed, fabricated and installed by parties other than Global and are the only booms of this model that have been sold by Global.

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and Global’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, Global agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms.  Under this agreement, Global agreed to make the repairs to these booms at its expense and reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms.  The agreement provided that if Global performed its obligations under the agreement, the City of Philadelphia will not pursue any legal remedies against Global for the identified design flaws and structural defects with respect to these 11 booms.  However, the City of Philadelphia retained its rights with respect to any cause of action arising from the collapse of the boom in February 2005.  Global has completed the repair, installation and recertification of these 11 deicing booms.

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

 Following is a table detailing revenues by segment and by major customer category:

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2007		2006		2007		2006

Overnight Air Cargo Segment:
FedEx	$9,693,092	46%	$8,844,879	51%	$27,709,258	51%	$26,067,138	54%
Other Maintenance	421,780	2%	-	-	421,780	1%	-	-
	$10,114,872	48%	$8,844,879	51%	$28,131,038	52%	$26,067,138	54%

Ground Equipment Segment:
Military	2,625,533	12%	2,977,953	17%	9,253,355	17%	9,732,451	20%
Commercial - Domestic	6,974,255	33%	4,791,406	28%	15,023,491	28%	11,017,149	23%
Commercial - International	1,434,190	7%	780,293	4%	1,948,750	3%	1,382,707	3%
	11,033,978	52%	8,549,652	49%	26,225,596	48%	22,132,307	46%
	$21,148,850	100%	$17,394,531	100%	$54,356,634	100%	$48,199,445	100%

MAC and CSA provide short-haul express air freight services primarily to one customer, FedEx Corporation (“FedEx”).  Under the terms of the dry-lease service agreements, which currently cover all of the revenue aircraft operated, the Company receives an administrative fee for each aircraft and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to FedEx as cargo and maintenance revenue, at cost.  These agreements are renewable on two to five year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the air freight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

Separate agreements cover the five types of aircraft operated by MAC and CSA for FedEx—Cessna Caravan, ATR-42, ATR-72, Fokker F-27, and Short Brothers SD3-30.  The Cessna Caravan, ATR-42, ATR-72 and Fokker F-27 aircraft (a total of 89 aircraft at December 31, 2007) are owned by and dry-leased from FedEx, and the two Short Brothers SD3-30 aircraft are owned by the Company and had been operated periodically under wet-lease arrangements with FedEx.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  As of December 31, 2007, the two Short Brothers aircraft have been taken out of active service and the Company does not presently have any plans to return the aircraft into service.

MAC and CSA’s revenues contributed approximately $28,131,000 and $26,067,000 to the Company’s revenues for the nine-month periods ended December 31, 2007 and 2006, respectively, a current year increase of approximately $2,064,000 (8%). The increase in revenues was primarily related to flight and maintenance department costs passed through to its customer at cost and increased maintenance labor revenue as a result of an 8.5% increase in the maintenance billable labor rate, effective in June 2007.

The Ground Equipment segment is comprised of the Company’s Global and GAS subsidiaries.  Global manufactures, services and supports aircraft deicers and ground support equipment and other specialized military and industrial equipment on a worldwide basis. Global contributed approximately $25,212,000 and $22,132,000 to the Company’s revenues for the nine-month periods ended December 31, 2007 and 2006, respectively.  The $3,080,000 (14%) increase in revenues was attributed to an increase in the number of domestic commercial orders completed during the current period.  As we noted in our second quarter report, we believe this increase is related to the harsh weather conditions that were experienced by domestic airlines and airports last winter, increasing the requirements for the coming winter season.  The Company’s contract with the Air Force allows some flexibility with regard to timing of unit deliveries allowing the Company to meet increased commercial demand and still meet Air Force requirements in subsequent periods.  At December 31, 2007, Global’s order backlog was $16.0 million compared to $16.8 million at March 31, 2007 and $8.4 million at December 31, 2006.

In September 2007, the Company formed GAS to operate the ground support equipment maintenance services business of the company.  GAS is in the process of finalizing a three (3) year maintenance services contract with a large domestic airline.  Under that arrangement, GAS is providing ground support equipment services and facility maintenance services at a number of locations and has initially employed over 50 mechanics.  Operations and revenues were minimal in the second quarter as the operation was in start up mode, but operations have been ramping up during the third quarter and are nearing full staffing levels as of the end of the third quarter. Revenues for GAS for the third quarter totaled $1,014,000.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses.  Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions.  The Company’s estimates and assumptions could change materially as conditions within and beyond its control change.  Accordingly, actual results could differ materially from estimates.  The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, warranty reserves, deferred tax asset valuation and retirement benefit obligations.

Following is a discussion of critical accounting policies and related management estimates and assumptions.

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable in the amount of $231,000 and $413,000, respectively, as of December 31, 2007 and March 31, 2007, was established based on management’s estimates of the collectability of accounts receivable.  The decrease in the allowance is primarily a result of the resolution of the Sautter Crane matter in September 2007.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s parts inventories are valued at the lower of cost or market.  Reserves for excess and obsolete inventories in the amount of $973,000 and $664,000, respectively, as of December 31, 2007 and March 31, 2007, are based on assessment of the marketability of slow-moving and obsolete inventories.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventories available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves.  The Company warranties its ground equipment products for up to a two-year period from date of sale.  Product warranty reserves are recorded at the time of sale based on historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.  Warranty reserves were $126,000 and $196,000 at December 31, 2007 and March 31, 2007 respectively.

Deferred Taxes.  Net deferred tax assets are shown net of valuation allowance in the amount of $62,000, as of December 31, 2007 and March 31, 2007 to reflect the likelihood of the recoverability of certain of these assets.  Company judgment of the recoverability of certain of these assets is based primarily on estimates of current and expected future earnings and tax planning.

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

Results of Operations

Third Quarter 2008 Compared to Third Quarter 2007

Consolidated revenue from operations increased $3,754,000 (22%) to $21,149,000 for the quarter ended December 31, 2007 compared to the equivalent prior year quarter.  A portion of the increase in revenues for the quarter resulted from a $1,270,000 (14%) increase in cargo revenues related to fuel, pilot salaries, travel and other flight costs passed through to its customer at cost, as well as increased maintenance labor revenue as a result of an 8.5% increase in the billable labor rate, effective in June 2007, and a contract to perform heavy maintenance on a single U.S. Army aircraft that was completed in December 2007.  In addition, there was a $2,484,000 (29%) increase in ground equipment revenue, resulting from an increase in domestic commercial deicing units and catering trucks delivered in the fiscal 2008 quarter, as well as service revenue from the new ground and facilities maintenance airline contract at GAS.

Operating expenses on a consolidated basis increased $2,847,000 (17%) to $19,716,000 for the quarter ended December 31, 2007 compared to the equivalent prior year quarter. The net increase in air cargo operating expenses for the quarter consisted of a $1,012,000 (13%) increase in the cost of flight operations primarily as a result of increases in fuel, pilot salaries, travel and other flight costs to meet the customer’s flight schedule as well as increased direct and contract maintenance labor costs and increased parts inventory reserves.  In addition, there was a $1,547,000 (23%)increase in ground equipment operating expenses related to the increase in the number of commercial units produced and delivered during the fiscal 2008 quarter as well as expenses for the new ground and facilities maintenance airline contract at GAS.

General and administrative expenses increased by a net amount of $325,000 (14%) to $2,710,000 for the quarter ended December 31, 2007 compared to the prior year equivalent quarter.  The significant cost increases were an $89,000 increase in travel expenses for sales and trade shows and the new subsidiary start-up costs; a $51,000 increase in salary expense due to higher than normal contract labor in the air cargo segment as well as increased sales and administrative salaries in the ground equipment segment; $111,000 including various salaries, rent, supplies and other costs incurred by GAS in its first full quarter of operation; and a $126,000 increase in profit sharing expense as a result of increased earnings.  These increases were offset by a $69,000 reduction in air cargo payroll costs related to cost reduction programs and personnel changes initiated in December 2006.

Operating income for the quarter ended December 31, 2007 was $1,433,000, a $908,000 (173%) improvement over the same quarter of the prior year.  A principal component of this increase resulted from the increased sales revenue and margin in the ground equipment segment during the quarter.  The overnight air cargo segment saw a $443,000 increase in operating income as a result of an 8.5% increase in the maintenance billable labor rate, effective in June 2007, non recurring heavy maintenance work performed for the U.S. Army in the third quarter, as well as reductions in management and administrative salaries as a result of cost reduction programs initiated within the air cargo segment in December 2006.

Non-operating income (expense), net, was an income amount of $11,000 for the quarter ended December 31, 2007 compared to an expense amount of $30,000 in the equivalent prior year quarter.  Interest expense relating to inventory levels and flooring, decreased by $55,000, principally accounting for this change.

Income tax expense of $524,000 for the quarter ended December 31, 2007, represented an effective tax rate of 36.3%, which included the benefit of municipal bond income as well as the impact of U.S. production deduction authorized under tax law changes enacted in fiscal 2005.  Income tax expense of $191,000 in the quarter ended December 31, 2006 represented an effective tax rate of 38.6%, with tax differences similar to the fiscal 2008 quarter.

First Nine Months of 2008 Compared to First Nine Months of 2007

Consolidated revenue from operations increased $6,157,000 (13%) to $54,357,000 for the nine-month period ended December 31, 2007 compared to the equivalent 2006 period. The increase in revenues resulted from a $2,064,000 (8%) increase in cargo revenues, discussed above, and a $4,093,000 (18%)increase in ground equipment revenues, due to the increase in domestic commercial orders completed in the second and third quarters of the current year and the contribution of $1,014,000 in revenues from GAS.

Operating expenses on a consolidated basis increased $5,091,000 (11%) to $51,108,000 for the nine-month period ended December 31, 2007 compared to the equivalent prior period. The net increase in air cargo operating expenses of $1,585,000 (7%) was primarily a result of increases in fuel, pilot salaries, travel and other flight costs to meet the customer’s flight schedule as well as increased direct and contract maintenance labor costs.  In addition, there was a $3,107,000 (19%) increase in ground equipment operating expenses related to the increase in the number of commercial units produced and delivered during the second and third quarters, as well as expenses for the new ground and facilities maintenance airline contract in the third quarter.

General and administrative expenses increased $512,000 (8%) to $7,293,000 for the nine-month period ended December 31, 2007 compared to the prior year period.  The cost increase included an $76,000 increase in stock compensation expense relating to option awards made to employees during the second quarter of fiscal 2007.  Expenses related to these awards resulted in charges to general and administrative expense of $262,000 and $186,000 during the nine-month periods ended December 31, 2007 and 2006, respectively.  In addition, the increase includes a $61,000 increase in professional fees largely a result of the Company engaging outside consultants to meet its Sarbanes-Oxley Section 404 requirements and partly in connection with the start up of GAS and securing its contract; a $182,000 increase in travel expenses for sales and trade shows and the new subsidiary start up; a $44,000 increase in advertising costs; a $192,000 increase in salary expense due to higher than normal contract labor in the air cargo segment as well as increased sales and administrative salaries in the ground equipment segment; $151,000 including various salaries, rent, supplies and other costs incurred by GAS in its first full quarter of operation; and a $128,000 increase in profit sharing expense as a result of increased earnings.  These increases were offset by a $170,000 reduction in general and administrative expenses resulting from the Sautter Crane settlement in September 2007, as well as a $69,000 reduction in air cargo administrative payroll costs related to cost reduction programs and personnel changes effected in December 2006.

Operating income for the nine-month period ended December 31, 2007 was $3,249,000, a $1,066,000 (49%) improvement over the same period of the prior year.  The principal component of this increase resulted from the increased sales revenue and margin in the ground equipment segment during the first nine months of fiscal 2008.  The overnight air cargo segment saw a $479,000 increase in operating income as a result of the increase in the maintenance billable labor rate, the heavy maintenance work performed for the U.S. Army in the third quarter, as well as reductions in management and administrative salaries as a result of cost reduction programs initiated within the air cargo segment in December 2006.  The Sautter Crane settlement, recognized in the second quarter in the amount of $235,000, was also a component of the increase in operating income.

Non-operating income, net, was $4,000 for the nine-month period ended December 31, 2007 compared to $46,000 in the equivalent 2006 period.  Interest expense relating to inventory levels and flooring, increased by $34,000, accounting for the majority of the change.

Income tax expense of $1,168,000 for the nine-month period ended December 31, 2007, represented an effective tax rate of 35.9%, which included the benefit of municipal bond income as well as the impact of U.S. production deduction authorized under tax law changes enacted in fiscal 2005.  Income tax expense of $827,000 in the nine-month period ended December 31, 2006 represented an effective tax rate of 37.1%, with tax differences similar to the current period.

Liquidity and Capital Resources

As of December 31, 2007 the Company's working capital amounted to $14,065,000, an increase of $1,341,000 compared to March 31, 2007. The net increase primarily resulted from an increase in inventories, and a decrease in accounts payable and accrued expenses, partially offset by $713,000 used to fund the stock repurchase program that was completed in August 2007.  Inventories are higher at the end of the third quarter as compared to year-end based on production and delivery requirements.

In September 2007, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2009.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of December 31, 2007, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  The credit facility is secured by substantially all of the Company’s assets.  At December 31, 2007, $164,000 was outstanding under the line of credit.

The Company is exposed to changes in interest rates on its line of credit, which bears interest based on the 30-day LIBOR rate plus 137 basis points.  The LIBOR rate at December 31, 2007 was 5.24%.  If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at December 31, 2007, interest expense for the nine months ended December 31, 2007 would have increased by approximately $1,000.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

The respective nine-month periods ended December 31, 2007 and 2006 resulted in the following changes in cash flow: operating activities provided $194,000 and used $2,573,000 in 2007 and 2006, respectively, investing activities used $375,000 and $112,000 in 2007 and 2006, respectively, and financing activities used $1,266,000 and provided $2,205,000 in 2007 and 2006, respectively. Net cash decreased $1,447,000 and $480,000 during the nine months ended December 31, 2007 and 2006, respectively.

Cash provided by operating activities was $2,767,000 more for the nine-months ended December 31, 2007 compared to the similar 2006 period, principally due to increased earnings along with decreased inventories offset by a decrease in accounts payable.

            Cash used in investing activities for the nine-months ended December 31, 2007 was $263,000 more than the comparable period in 2006 due to increased current period capital expenditures, principally in connection with the start up of Global Aviation Services, LLC.

Cash used by financing activities was $3,470,000 more in the 2007 nine-month period than in the corresponding 2006 period principally a result of a significant reduction in borrowings on the line of credit as well as a $713,000 use of cash for the stock repurchase program.  Partially offsetting this use of cash was a $57,000 reduction in the cash dividend in the current year to date period.

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

Contingencies

The Company is subject to significant contingencies associated with the February 28, 2005 de-icing boom collapse in Philadelphia and resulting litigation.  These matters are described in Note 10 to the Notes to Condensed Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, which is incorporated herein by reference.

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

There were no changes in the Company’s internal control over financial reporting during or subsequent to the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

((a) Exhibits

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
                Date:  January 31, 2008

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)
                Date:  January 31, 2008

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                                            Document

31.1              Certification of Walter Clark
31.2              Certification of John Parry
32.1              Section 1350 certification