Form 10-K
period 2008-03-31
AIR T INC
filed 2008-06-16
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2008

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number                                                                                                                               0-11720

                                       Air T, Inc.

(Exact name of registrant as specified in its charter)

                                                                           Delaware52-1206400
                          (State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)

Post Office Box 488, Denver, North Carolina  28037
(Address of principal executive offices, including zip code)

                            (828) 464 –8741
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.25 per share	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:    None

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
Yes                                  No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act)
                    Large Accelerated Filer              Accelerated Filer               Non-Accelerated Filer                  Smaller Reporting Company   X
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes                                  No  X

The market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 28, 2007 was $24,840,937.  As of June 6, 2008, 2,423,506 shares of common stock were outstanding.

	AIR T, INC. AND SUBSIDIARIES
	2008 ANNUAL REPORT ON FORM 10-K
	TABLE OF CONTENTS
		PAGE #
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

	PART II

Item 5.	Registrant's Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure	34
Item 9A(T).	Controls and Procedures	34
Item 9B	Other Information	35

	PART III

Item 10.	Directors and Executive Officers of the Registrant	35
Item 11.	Executive Compensation	37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence	41
Item 14.	Principal Accountants and Accounting Fees	42

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	42
	Signatures	45

PART I

Item 1.                      Business.

Air T, Inc., incorporated under the laws of the State of Delaware in 1980 (the “Company”), operates in two industry segments, providing overnight air cargo services to the air express delivery industry through its wholly owned subsidiaries, Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”), and aviation ground support and other specialized equipment products and services to passenger and cargo airlines, airports and the military through its wholly owned subsidiaries, Global Ground Support, LLC (“GGS”) and Global Aviation Services, LLC (“GAS”).

For the fiscal year ended March 31, 2008, the Company’s air cargo services through MAC and CSA accounted for approximately 50% of the Company’s consolidated revenues and the aviation ground support and other specialized equipment products and services through GGS and GAS accounted for the other 50% of consolidated revenues.  The Company’s air cargo services are provided primarily to one customer, FedEx Corporation (“FedEx”).  Certain financial data with respect to the Company’s overnight air cargo and ground support equipment segments are set forth in Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

The principal place of business of the Company and MAC is 3524 Airport Road, Maiden, North Carolina; the principal place of business of CSA is Iron Mountain, Michigan and the principal place of business for GGS and GAS is Olathe, Kansas.    The Company maintains an Internet website at http://www.airt.net and posts links to its SEC filings on its website.

Overnight Air Cargo Services.

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean.  MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx.  Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays a monthly administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup.

As of March 31, 2008, MAC and CSA had an aggregate of 89 aircraft under agreements with FedEx.   Separate agreements cover the four types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42, ATR-72 and Fokker F-27.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  For the fiscal year ended March 31, 2008, MAC’s routes were primarily in the southeastern United States and the Caribbean and CSA’s routes were primarily in the upper Midwest region of the United States.  MAC’s routes in South America were discontinued during fiscal 2008 as FedEx assigned larger aircraft for those routes.  MAC has also owned and operated two Short Brothers SD3-30 aircraft for a number of years.  Operation of these two aircraft was discontinued in fiscal 2008 and the two aircraft and all related parts and inventories are being marketed for sale.

Agreements with FedEx are renewable on two to five year terms and may be terminated by FedEx any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  Loss of FedEx as a customer would have a material adverse effect on the Company.  FedEx has been a customer of the Company since 1980.  The Company is not contractually precluded from providing such services to other firms and does occasionally provide third party maintenance services to other airline customers and the military.

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

MAC and CSA, together, operated the following cargo aircraft as of March 31, 2008:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B
(single turbo prop)	1985-1996	dry lease	72
Fokker F-27 (twin turbo prop)	1968-1985	dry lease	1
ATR-42 (twin turbo prop)	1992	dry lease	11
ATR-72 (twin turbo prop)	1992	dry lease	5

Total			89

All of the cargo aircraft in the fleet are owned by FedEx and operated by MAC and CSA under the above described dry-lease service contracts.

The Cessna Caravan 208B aircraft are maintained on FAA approved inspection programs.  The inspection intervals range from 100 to 200 hours.  The current overhaul period on the Cessna aircraft is 7,500 hours.

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

The ATR-42 and ATR-72 aircraft are maintained under a FAA Part 121 maintenance program.  The program consists of A and C service checks.  The engine overhaul period is “on condition”.

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

Aircraft Deice, Other Ground Support and Other Specialized Industrial Equipment Products and Services.

In August 1997, the Company organized GGS and acquired the Simon Deicer Division of Terex Aviation Ground Equipment.  GGS is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the U.S. Air Force and Navy, airports and industrial customers.  Since its inception, GGS has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units and other specialized types of equipment.  In the fiscal year ended March 31, 2008, sales of deicing equipment accounted for approximately 82% of GGS’s revenues.

In the manufacture of its ground service equipment, GGS assembles components acquired from third-party suppliers.  Components are readily available from a number of different suppliers.  The primary components are the chassis (which is a commercial medium or heavy duty truck), fluid storage tanks, a boom system, fluid delivery system and heating equipment.  The price of these components is influenced by raw material costs, principally high strength steels and stainless steel.  GGS utilizes continuous improvements and other techniques to improve efficiencies and designs to minimize product price increases to its customers, to respond to regulatory changes, such as emission standards, and to incorporate technological improvements to enhance the efficiency of GGS’s products.  Recent improvements include the development of single operator mobile deicing units to replace units requiring two operators, a premium deicing blend system for which GGS has applied for a patent and a more efficient forced-air deicing system.

GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, single operator configuration, fire suppressant equipment, modifications for open or enclosed cab design, a patented forced-air deicing nozzle to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures four models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.  In addition to manufacturing the above-mentioned equipment, GGS also maintains and services aviation ground support equipment at four locations in the United States.

GGS competes primarily on the basis of the quality and reliability of its products, prompt delivery, service and price.  The market for aviation ground service equipment is highly competitive and directly related to the financial health of the aviation industry, weather patterns and changes in technology.

GAS was formed in September 2007 to operate the ground support equipment and airport facility maintenance services business of the Company.  GAS is in the process of finalizing a three-year maintenance services contract with a large domestic airline.  Under its existing arrangement with this airline, GAS is providing ground support equipment and airport facility maintenance services at a number of locations.  Operations and revenues were minimal in the second quarter as the operation was in start up mode, but operations ramped up during the third and fourth quarters and were at full staffing levels by the end of the fiscal year.  Currently, GAS supports airport maintenance facilities at 13 domestic airports and supports 15 additional airports through traveling technicians.  GAS has eight customers and over 60 technicians, with additional growth opportunities in 2009.  Revenues for GAS for the period from inception to year-end totaled approximately $2,800,000.

GGS’s mobile deicing equipment business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line.   In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force. The contract was extended for two additional three-year periods, and is scheduled to expire in June 2009.

Revenue from GGS’s contract with the U.S. Air Force accounted for approximately 20% and 24% of the Company’s consolidated revenue for the years ended March 31, 2008 and 2007, respectively.

Backlog.

The Company’s backlog for its continuing operations consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS.  At March 31, 2008, the Company’s backlog of orders was $25.3 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2009.  At March 31, 2007, the Company’s backlog of orders was $16.8 million.

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

The Company maintains cargo liability insurance, workers’ compensation insurance and fire and extended coverage insurance for leased as well as owned facilities and equipment.  In addition, the Company maintains product liability insurance with respect to injuries and loss arising from use of products sold and services provided by GGS and GAS.

Employees.

At March 31, 2008, the Company and its subsidiaries had 460 full-time and full-time-equivalent employees, of which 23 are employed by the Company, 228 are employed by MAC, 58 are employed by CSA, 72 are employed by GGS and 79 are employed by GAS.  None of the employees of the Company or any of its subsidiaries are represented by labor unions.  The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2008, 50% of our consolidated operating revenues, and 99% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx.  Our agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  FedEx has been a customer of the Company since 1980.  The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007.  These risks include:

•	Economic conditions in the global markets in which it operates;
•
Any impacts on its business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights, security requirements, tax, accounting, environmental or labor rules;

•	The price and availability of fuel;
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

Under our agreements with FedEx, we are not guaranteed a number of aircraft or routes we are to fly.  Our compensation under these agreements, including our administrative fees, depends on the number of aircraft leased to us by FedEx.  Any material permanent reduction in the aircraft we operate could materially adversely affect our business and results of operations.  A temporary reduction could materially adversely affect our results of operations for that period.

If our agreement with the United States Air Force expires in June 2009 as scheduled, and is not extended or renewed, we may be unable to replace revenues from sales of ground equipment to the United States Air Force and seasonal patterns of this segment of our business may re-emerge.

In the fiscal years ended March 31, 2008 and 2007, approximately 20% and 24%, respectively, of our operating revenues arose from sales of deicing equipment to the United States Air Force under a long-term contract.  This initial four-year contract, awarded in 1999, was extended for two additional three-year periods, and is scheduled to expire in June 2009.  We cannot provide any assurance that this agreement will be extended beyond its current 2009 expiration date.  In the event that this agreement is not extended, our revenues from sales of ground support equipment may decrease unless we are successful in obtaining customer orders from other sources and we cannot assure you that we will be able to secure orders in that quantity or for the fully-equipped models of equipment sold to the Air Force.  In addition, sales of deicing equipment to the Air Force, has enabled us to ameliorate the seasonality of our ground equipment business.  Thus if the contract with the Air Force is not extended, seasonal patterns for this business may re-emerge.

Other Business Risks

Our revenues for aircraft maintenance services fluctuate based on the heavy maintenance check schedule, which is based on aircraft usage, for aircraft flown by our overnight air cargo operations.

Our maintenance revenues fluctuate based on the level of heavy maintenance checks performed on aircraft operated by our air cargo operations.

Incidents or accidents involving products and services that we sell may result in liability or otherwise adversely affect our operating results for a period.

Incidents or accidents may occur involving the products and services that we sell.  While we maintain products liability and other insurance in amounts we believe are customary and appropriate, and may have rights to pursue subcontractors in the event that we have any liability in connection with accidents involving products that we sell, it is possible that in the event of multiple accidents the amount of our insurance coverage would not be adequate.

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

Sales of deicing equipment can be affected by weather conditions.

Our deicing equipment is used to deice commercial and military aircraft.  The extent of deicing activity depends on the severity of winter weather.  Mild winter weather conditions permit airports to use fewer deicing units, since less time is required to deice aircraft in mild weather conditions.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson, an officer and director of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary.  The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space.  The operations of the Company and MAC are headquartered at this facility.  The lease for this facility extended through May 31, 2008 at a monthly rental payment of $12,737.  The lease agreement includes an option permitting the Company to renew the lease for an additional two-year period which the Company exercised on April 16, 2008, with the new monthly rental amount of $13,437.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

The Company also leases approximately 1,950 square feet of office space and approximately 4,800 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan.  CSA’s operations are headquartered at these facilities which are leased from a third party under an annually renewable agreement.

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

GGS leases a 112,500 square foot production facility in Olathe, Kansas.  The facility is leased, from a third party, under a three-year lease agreement, which expires in August 2009.  The monthly rental payment, as of March 31, 2008, was $34,589 and the monthly rental will increase to no more than $34,689 over the life of the lease, based on increases in the Consumer Price Index.

As of March 31, 2008, the Company leased hangar and office space from third parties at a variety of other locations, at prevailing market terms.

The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Item 3.                      Legal Proceedings.

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business.  For a description of material pending legal proceedings, see Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                      Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is publicly traded on The NASDAQ Stock Market under the symbol “AIRT.”

As of March 31, 2008 the number of holders of record of the Company’s Common Stock was 266.  The range of high and low sales price per share for the Company’s common stock on the Nasdaq Stock Market from April 2006 through March 2008 is as follows:

	Common Stock
	High	Low
June 30, 2006	$12.00	$10.99
September 30, 2006	11.09	7.95
December 31, 2006	10.50	8.56
March 31, 2007	9.30	7.53

June 30, 2007	$11.15	$7.82
September 30, 2007	10.48	7.95
December 31, 2007	10.18	8.83
March 31, 2008	12.34	8.60

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year.  On May 20, 2008, the Company declared a fiscal 2008 cash dividend of $0.30 per common share payable on June 27, 2008 to stockholders of record on June 6, 2008.

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market.  The program was successfully completed for the full amount from November 2006 to August 2007.

Item 6.                      Selected Financial Data.
           (In thousands except per share data)

	Year Ended March 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Operating revenues	$78,399	$67,303	$79,529	$69,999	$55,997

Earnings from continuing operations	3,402	2,486	2,055	2,106	2,164

Loss from discontinued operations	-	-	-	-	(426)

Net earnings	3,402	2,486	2,055	2,106	1,738

Basic and diluted earnings per share
Continuing operations	$1.40	$0.94	$0.77	$0.79	$0.80
Discontinued operations	-	-	-	-	(0.16)
Total basic and diluted net earnings per share	$1.40	$0.94	$0.77	$0.79	$0.64

Dividend paid per common share	$0.25	$0.25	$0.25	$0.20	$-

Balance sheet data (at period end):
Total assets	$27,308	$24,615	$23,923	$24,109	$19,574

Long-term debt, including current portion	$643	$798	$950	$1,245	$279

Stockholders' equity	$17,715	$15,449	$14,500	$13,086	$11,677

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in two business segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment segment, comprised of its Global Ground Support, LLC (“GGS”) and Global Aviation Services, LLC (“GAS”) subsidiaries, provides aviation ground support and other specialized equipment products and services to passenger and cargo airlines, airports, the military and industrial customers.  Each business segment has separate management teams and infrastructures that offer different products and services.

 Following is a table detailing revenues by segment and by major customer category:

	Year ended March 31,
	2008		2007

Overnight Air Cargo Segment:
FedEx	$38,918	50%	$36,091	54%
Other Maintenance	358	-	-	-
	$39,276	50%	$36,091	54%

Ground Equipment Segment:
Military	15,523	20%	16,342	24%
Commercial - Domestic	20,889	27%	12,709	19%
Commercial - International	2,711	3%	2,161	3%
	39,123	50%	31,212	46%
	$78,399	100%	$67,303	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the military.  Under the terms of dry-lease service agreements, which currently cover all of the 89 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA’s combined revenues increased by $3,185,000 (9%) in fiscal 2008. The increase in revenues was primarily related to flight and maintenance department costs passed through to its customer at cost as well as increased maintenance labor revenue.  The air cargo segment’s operating income for fiscal 2008 was $2,599,000 compared to $1,717,000 in fiscal 2007, a 53% increase, largely a result of increased maintenance activity and rates.

GGS and GAS manufacture, service and support aircraft deicers and ground support equipment and other specialized industrial equipment on a worldwide basis.  The combined GGS and GAS revenues increased by $7,911,000 (25%) in fiscal 2008.  In fiscal 2008, GGS and GAS combined revenues were 50% of consolidated revenues compared to 46% in fiscal 2007.  This percentage has increased significantly from 30% in fiscal 2003 and this trend shows the increasing significance of the ground equipment segment to the consolidated results of the Company.  Revenues in 2008 were affected by a significant increase in the number of deicer units sold in fiscal 2008.  The start up of GAS also contributed additional sales revenue of $2,800,000 in fiscal 2008.  The ground segment operating income for fiscal 2008 was $5,063,000, a 12% increase over fiscal 2007 segment operating income of $4,506,000.

In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  In June 2003 GGS was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.  In fiscal 2008, revenues from sales to the Air Force were down by 5% and accounted for approximately 40% of the ground equipment segment’s revenues (as compared to 52% in fiscal 2007).

The following table summarizes the changes and trends in the Company’s operating expenses for continuing operations as a percentage of revenue:

	Fiscal year ended March 31,
	2008	2007
Operating revenue (in thousands)	$78,399	$67,303

Expense as a percent of revenue:
Flight operations	24.42%	26.55%
Maintenance	17.99	19.10
Ground Equipment	37.56	33.43
General and Administrative	12.97	14.19
Depreciation and Amortization	0.60	0.99

Total Costs and Expenses	93.54%	94.26%

Fiscal 2008 vs. 2007

Consolidated revenue from operations increased $11,095,000 (17%) to $78,399,000 for the fiscal year ended March 31, 2008 compared to the prior fiscal year.  The increase in 2008 revenue resulted from an increase in air cargo revenue of $3,184,000 (9%) to $39,276,000 in fiscal 2008, combined with an increase in ground equipment revenue of $7,911,000 (25%) to $39,123,000.  The increase in air cargo revenue was primarily the result of an increase in flight and maintenance department costs passed through to its customer at cost as well as increased maintenance labor revenue.  Maintenance labor revenue was up as a result of increased maintenance hours due to an increase in scheduled maintenance events in fiscal 2008.  In addition, the Company received approval from its customer for an 8.5% increase in its maintenance billable labor rate in June 2007 and an additional 4% increase in January 2008.  These rate increases are provided periodically, as a means to offset increases in maintenance operating costs.  The increase in ground equipment revenue was the result of a significant increase in the number of commercial deicers sold in fiscal 2008 compared to 2007 (principally in domestic markets), as well as increased parts, service and training income.  The start up of GAS also contributed additional revenue of $2,800,000 in fiscal 2008.

Operating expenses on a consolidated basis increased $9,901,000 (16%) to $73,345,000 for fiscal 2008 compared to fiscal 2007.  The increase in air cargo operating expenses consisted of the following changes: cost of flight operations increased $1,277,000 (7%) primarily as a result of increased direct operating costs, including pilot salaries and related benefits, fuel, airport fees, and costs associated with pilot travel and decreased administrative staffing due to flight schedule changes.  Aircraft maintenance expenses increased $1,247,000 (10%) primarily as a result of increases in maintenance costs that are passed through to the customer at cost, the cost of contract services, maintenance personnel, travel, and outside maintenance.  Ground equipment costs increased $6,948,000 (31%), which included increased cost of parts and supplies and labor related to the increased customer orders and sales by GGS in fiscal 2008 as well as labor and parts costs attributable to GAS operations which began in fiscal 2008.

General and administrative expense increased $622,000 (7%) to $10,172,000 in fiscal 2008.  The most significant portion of this increase was $536,000 of general and administrative expense associated with the start up of the new GAS operations, which began in September 2007.  Profit sharing expense also increased by $130,000 in fiscal 2008 in connection with the higher profits generated by the Company.  The Company incurred compensation expense related to stock options of $333,000 in fiscal 2008 and $305,000 in fiscal 2007 as a result of adopting SFAS 123(R) Share-Based Payment (“SFAS 123(R)”) at the beginning of the fiscal 2007.

Operating income for the year ended March 31, 2008 was $5,054,000, a $1,195,000 (31%) improvement over fiscal 2007.  The improvement came from both segments of our business as increased maintenance hours and rates increased our operating income in the air cargo segment and additional sales revenues increased our operating income in the ground equipment segment.

Non-operating income, net for the year ended March 31, 2008 was $123,000, a $79,000 (182%) increase over fiscal 2007.  Interest expense decreased by $39,000 due to decreased borrowing levels.  This was offset by a $35,000 decrease in investment income, due to decreased rates on investments.  Fiscal 2008 also included a $110,000 gain on the sale of investments as the Company divested treasury investments in mutual funds in connection with structuring a more conservative treasury portfolio.

Income tax expense of $1,774,000 in fiscal 2008 represented an effective tax rate of 34.3%, which included the benefit of municipal bond income as well as the full impact of the U.S. production deduction authorized under tax law changes enacted in fiscal 2005.  Income tax expense of $1,416,000 in fiscal 2007 represented an effective tax rate of 36.3%, which included similar tax benefits, although the U. S. production deduction was being phased in during that year and provided a lesser benefit.

Net earnings were $3,402,000 or $1.40 per diluted share for the year ended March 31, 2008, a 37% improvement over $2,486,000 or $0.94 per diluted share in fiscal 2007.  Of this increase, $0.11 per diluted share is attributable to the decrease in the weighted average shares outstanding from fiscal 2007 to 2008 as a result of the $2,000,000 share repurchase program commenced in November 2006 and completed in August 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company’s working capital amounted to $15,100,000, an increase of $2,370,000 compared to March 31, 2007. The increase resulted from the increased earnings in fiscal 2008.  The Company has also experienced a significant increase in accounts receivable at March 31, 2008 as a result of negotiated payment terms with certain commercial customers.

In September 2007, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2009.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of March 31, 2008, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2008, $7,000,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at March 31, 2008 was 3.11%.  At March 31, 2008 and 2007 there were no outstanding balances on the credit line.

The Company is exposed to changes in interest rates on its line of credit.  Although the line had no outstanding balance at March 31, 2008 and 2007, the line of credit did have a weighted average balance outstanding of approximately $508,000 during the year ended March 31, 2008.  If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, annual interest expense would have increased by approximately $5,000.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000.  In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.

Following is a table of changes in cash flow for the respective years ended March 31, 2008 and 2007:

	2008	2007

Net Cash Provided by Operating Activities	$277,000	$2,463,000
Net Cash Used In Investing Activities	(1,642,000)	(198,000)
Net Cash Used in Financing Activities	(1,478,000)	(2,072,000)
Net (Decrease) Increase in Cash	(2,844,000)	193,000

Cash provided by operating activities was $2,186,000 less for fiscal 2008 compared to fiscal 2007.  Although earnings provided an increase of $916,000, this increase was offset by a significant increase in accounts receivable in fiscal 2008.  Accounts receivable have increased at March 31, 2008 as a result of increased sales in the fourth quarter as well as negotiated payment terms with certain commercial customers.  Cash used in investing activities for fiscal 2008 was approximately $1,444,000 more than fiscal 2007, due to increased capital expenditures in the current year largely due to the start-up of GAS as well as the purchase of short-term investments with available cash, offset partially by the sale of investments.  Cash used by financing activities was $594,000 less in fiscal 2008 compared to fiscal 2007 principally due to less cash outlay under the stock repurchase plan.  During the fiscal years ended March 31, 2008 and 2007 the Company repurchased shares of its common stock for $713,000 and $1,287,000, respectively.

There are currently no commitments for significant capital expenditures.  The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.  On May 20, 2008 the Company declared a $.30 per share cash dividend, to be paid on June 27, 2008 to shareholders of record June 6, 2008. On May 22, 2007 the Company declared a $.25 per share cash dividend, to be paid on June 29, 2007 to shareholders of record June 8, 2007.

Off-Balance Sheet Arrangements

The Company defines an off-balance sheet arrangement as any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a Company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging, or research and development arrangements with the Company.  The Company is not currently engaged in the use of any of these arrangements.

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

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and GGS has been awarded two three-year extensions on the contract. Although sales remain somewhat seasonal, this diversification has lessened the seasonal impacts and allowed the Company to be more efficient in its planning and production.  The air cargo segment of business is not susceptible to seasonal trends.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in Note 1 of Notes to the Consolidated Financial Statements in Item 8.  The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses.  Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions.  The Company’s estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from estimates.  The Company believes that the following are its most significant accounting policies:

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable in the amount of $268,000 and $413,000, respectively, in fiscal 2008 and 2007, was established based on management’s estimates of the collectability of accounts receivable.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s parts inventories are valued at the lower of cost or market.  Provisions for excess and obsolete inventories in the amount of $908,000 and $664,000, respectively, in fiscal 2008 and 2007, are based on assessment of the marketability of slow-moving and obsolete inventories.  Historical parts usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty reserves.  The Company warranties its ground equipment products for up to a three-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.  As of March 31, 2008 and 2007, the Company’s warranty reserve amounted to $144,000 and $196,000, respectively.

Deferred Taxes.  Deferred tax assets and liabilities, net of valuation allowance in the amount of $20,000 and $62,000, respectively, in fiscal 2008 and 2007, reflect the likelihood of the recoverability of these assets.  Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning.

Stock Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”) as of April 1, 2006, using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield.

Retirement Benefits Obligation.  The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 4.0% discount rate (reduced from 5.75% in the prior year).  Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used.  Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

Revenue Recognition.  Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within the framework, and expands disclosures about the use of fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is effective for the Company April 1, 2008.  The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities  (“SFAS 159”).  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for the Company April 1, 2008.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). This statement will impact the Company if we complete an acquisition after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51  (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). This statement will not impact the Company’s current financial statements.

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated or that the U.S. Air Force will defer orders under its contract with GGS or that this contract will not be extended;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s air cargo operations, equipment sold by GGS or services provided by GGS or GAS;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc.

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dixon Hughes PLLC

Charlotte, NC

June 11, 2008

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007
Operating Revenues:
Overnight air cargo	$39,275,518	$36,091,405
Ground equipment	39,123,288	31,211,940
	78,398,806	67,303,345

Operating Expenses:
Flight-air cargo	19,146,933	17,870,347
Maintenance-air cargo	14,104,894	12,857,670
Ground equipment	29,449,125	22,500,712
General and administrative	10,171,711	9,549,908
Depreciation and amortization	472,455	665,818
	73,345,118	63,444,455

Operating Income	5,053,688	3,858,890

Non-operating Expense (Income):
Interest expense	171,028	210,148
Investment income	(192,537)	(227,373)
Gain on sale of investments	(109,520)	-
Other	8,280	(26,271)
	(122,749)	(43,496)

Earnings Before Income Taxes	5,176,437	3,902,386

Income Taxes	1,774,000	1,416,340

Net Earnings	$3,402,437	$2,486,046

Basic and Diluted Net Earnings Per Share	$1.40	$0.94

Weighted Average Shares Outstanding:
Basic and Diluted	2,435,195	2,650,121

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$51,858	$2,895,499
Short-term investments	2,004,761	860,870
Accounts receivable, less allowance for
doubtful accounts of $267,680 and $413,341	12,272,390	7,643,391
Notes and other non-trade receivables-current	48,334	68,730
Inventories	7,961,436	8,085,755
Deferred income taxes	736,000	729,150
Prepaid expenses and other	343,906	325,533
Total Current Assets	23,418,685	20,608,928

Property and Equipment, net	1,846,400	2,292,511

Deferred Income Taxes	422,000	165,737
Cash Surrender Value of Life Insurance Policies	1,368,442	1,296,703
Notes and Other Non-Trade Receivables-LongTerm	165,753	200,529
Other Assets	86,330	50,576
Total Assets	$27,307,610	$24,614,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,608,735	$5,304,022
Accrued expenses	2,530,945	2,236,106
Income taxes payable	58,000	194,840
Current portion of long-term obligations	121,478	144,684
Total Current Liabilities	8,319,158	7,879,652

Capital Lease and Other Obligations	59,996	77,702
Long-term Debt (less current portion)	461,384	575,204
Deferred Retirement Obligation	752,515	633,693

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,423,506 and 2,509,998 shares issued and outstanding	605,876	627,499
Additional paid in capital	5,700,002	6,058,070
Retained earnings	11,450,192	8,658,606
Accumulated other comprehensive income (loss), net	(41,513)	104,558
Total Stockholders' Equity	17,714,557	15,448,733
Total Liabilities and Stockholders’ Equity	$27,307,610	$24,614,984

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,402,437	$2,486,046
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Gain on sale of investments	(109,520)	-
Change in accounts receivable and inventory reserves	98,183	144,768
Depreciation and amortization	472,455	665,818
Change in cash surrender value of life insurance	(71,739)	(65,222)
Deferred tax (benefit)	(170,000)	(169,566)
Periodic pension cost	10,280	13,211
Warranty reserve	77,000	123,000
Compensation expense related to stock options	333,195	305,436
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(4,483,339)	1,118,076
Notes receivable and other non-trade receivables	55,172	49,480
Inventories	331,940	(2,220,781)
Prepaid expenses and other	(54,127)	23,748
Accounts payable	304,713	(50,691)
Accrued expenses	217,864	(339,719)
Income taxes payable	(137,390)	379,136
Total adjustments	(3,125,313)	(23,306)
Net cash provided by operating activities	277,124	2,462,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	1,015,243	-
Purchase of investments	(2,179,731)	-
Capital expenditures	(477,808)	(197,925)
Net cash used in investing activities	(1,642,296)	(197,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net aircraft term loan payments	(119,853)	(104,352)
Net proceeds on line of credit	-	27,362
Payment of cash dividend	(610,851)	(667,823)
Payment on capital leases	(34,879)	(39,880)
Repurchase of common stock	(712,886)	(1,287,047)
Net cash used in financing activities	(1,478,469)	(2,071,740)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,843,641)	193,075
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,895,499	2,702,424
CASH AND CASH EQUIVALENTS AT END OF YEAR	$51,858	$2,895,499

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital leases entered into during fiscal year	$-	$35,492
Change in fair value of marketable securities	130,117	58,070
Change in value of deferred retirement obligation	108,507	40,752
Tax benefit from stock option	-	60,000
Property and equipment transferred to inventory	451,464	493,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$195,514	$206,606
Income taxes	2,147,510	1,218,693

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2006	2,671,293	$667,823	$6,939,357	$6,840,383	$52,479	$14,500,042

Net earnings				2,486,046
Other comprehensive income,
net of tax					27,070
Comprehensive Income						2,513,116
Adjustment to initially apply SFAS
No. 158, net of tax					25,009	25,009
Cash dividend ($0.25 per share)				(667,823)		(667,823)
Tax benefit from stock option exercise			60,000			60,000
Compensation expense related to
stock options			305,436			305,436
Stock repurchase	(161,295)	(40,324)	(1,246,723)			(1,287,047)
Balance, March 31, 2007	2,509,998	627,499	6,058,070	8,658,606	104,558	15,448,733

Net earnings				3,402,437
Other comprehensive income (loss),
net of tax					(146,071)
Comprehensive Income						3,256,366
Cash dividend ($0.25 per share)				(610,851)		(610,851)
Compensation expense related to
stock options			333,195			333,195
Stock repurchase	(86,492)	(21,623)	(691,263)			(712,886)
Balance, March 31, 2008	2,423,506	$605,876	$5,700,002	$11,450,192	$(41,513)	$17,714,557

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activities – Air T, Inc. (the “Company”), through its operating subsidiaries, is an air cargo carrier specializing in the overnight delivery of small package airfreight and a manufacturer and provider of aircraft ground support and specialized industrial equipment and services.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CSA Air, Inc. (“CSA”), Global Aviation Services, LLC (“GAS”), Global Ground Support, LLC (“GGS”), Mountain Air Cargo, Inc. (“MAC”) and MAC Aviation Services, LLC (“MACAS”).  All significant intercompany transactions and balances have been eliminated.

Concentration of Credit Risk – The Company’s potential exposure to concentrations of credit risk consists of trade accounts and notes receivable, and bank deposits.  Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers’ financial condition.  Notes receivable payments are normally due monthly. The required allowance for doubtful accounts is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of past-due outstanding accounts receivables.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

At various times throughout the year, the Company has deposits with banks in excess of amounts covered by federal depository insurance.  These financial institutions have strong credit ratings and management believes that the credit risk related to these deposits is minimal.

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer.  The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and ground support equipment which provides equipment and services to approximately 125 customers, one of which is considered a major customer.  The loss of a major customer would have a material impact on the Company’s results of operations.  See Note 10 “Revenues From Major Customers”.

       Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Short-Term Investments – Short-term investments at March 31, 2008 consist of North Carolina issues held under Variable Rate Demand Notes (“VRDN”).  The VRDN’s are traded at par value, interest is reset weekly and the instruments provide seven-day liquidity.  Short-term investments at March 31, 2007 consisted solely of investments in mutual funds.  Short-term investments are available-for-sale and are carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive income.  Realized gains and losses on investments are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price.

Inventories – Inventories related to the Company’s manufacturing operations are carried at the lower of cost (first in, first out) or market.  Aviation parts and supplies inventories are carried at the lower of average cost or market.  Consistent with industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

Property and Equipment – Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments.  Rotables inventory represents aircraft parts, which are repairable, capitalized and depreciated over their estimated useful lives.  Depreciation and amortization are provided on a straight-line basis over the shorter of the asset’s useful life or related lease term.  Useful lives range from three years for computer equipment and continue to seven years for flight equipment.

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

Revenue Recognition  – Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Operating Expenses Reimbursed by Customer – The Company, under the terms of its air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup.  The cost of flight crews, fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of operations.

Stock Based Compensation  – The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. The Company adopted Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”) as of April 1, 2006, using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, notes receivable, cash surrender value of life insurance, accrued expenses, and long-term debt approximate their fair value at March 31, 2008 and 2007.

Warranty Reserves – The Company warranties its ground equipment products for up to a three-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity during fiscal 2008 and fiscal 2007 is as follows:

Balance at March 31, 2006	$285,000
Additions to reserve	123,000
Use of reserve	(212,000)
Balance at March 31, 2007	196,000
Additions to reserve	77,000
Use of reserve	(129,000)
Balance at March 31, 2008	$144,000

Income Taxes – The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. Accordingly, the Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed.  Actual results could differ from those estimates.  Significant estimates include the allowance for doubtful accounts, inventory reserves, warranty reserves, deferred retirement obligations, stock options valuation, and valuation of long-lived assets.

Reclassifications-Certain reclassifications have been made to fiscal 2007 amounts to conform to the current year presentation.

2.           SHORT-TERM INVESTMENTS

Short-term investments at March 31, 2008 consisted of North Carolina issues held under Variable Rate Demand Notes (“VRDN”).  The VRDN’s are traded at par value and have a market value equal to cost of $2,004,761 at March 31, 2008.

Short-term investments at March 31, 2007 consisted of mutual funds with an adjusted cost basis of $730,345 and a fair market value of $860,870.  These investments were all sold in fiscal 2008 with the Company realizing a gain of $109,520.  The Company did not realize any gains or losses on sales of marketable securities in fiscal 2007.  Unrealized gains reflected in other comprehensive income totaled $27,000, net of tax of approximately $31,000 for the year ended March 31, 2007. As of March 31, 2007, unrealized gains of approximately $79,000, net of tax, are included in accumulated other comprehensive income (none at March 31, 2008).

3.	INVENTORIES

Inventories consisted of the following:

	March 31,
	2008	2007
Aircraft parts and supplies	$481,913	$485,209
Aircraft ground support manufacturing:
Raw materials	5,548,635	6,250,813
Work in process	1,724,522	1,648,896
Finished goods	1,114,059	364,688
Total inventories	8,869,129	8,749,606
Reserves	(907,693)	(663,851)

Total, net of reserves	$7,961,436	$8,085,755

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2008	2007
Furniture, fixtures and improvements	5,106,942	$5,413,075
Flight equipment and rotables	$2,790,637	2,700,288
	7,897,579	8,113,363
Less accumulated depreciation	(6,051,179)	(5,820,852)
Property and Equipment, net	$1,846,400	$2,292,511

5.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2008	2007
Salaries, wages and related items	$1,476,149	$1,222,578
Profit sharing	648,292	515,992
Health insurance	203,535	208,397
Professional fees	43,989	27,966
Warranty reserves	143,858	196,153
Other	15,122	65,020

Total	$2,530,945	$2,236,106

6.           FINANCING ARRANGEMENTS

In September 2007, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2009.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of March 31, 2008, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2008, $7,000,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at March 31, 2008 was 3.11%. At March 31, 2008 and 2007, there was no balance outstanding on the credit facility.

In April 2004, the Company financed a corporate aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.  Maturities on the aircraft loan are $102,959 and $461,384 in fiscal years 2009 and 2010, respectively.

7.           LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities, as well as capital leases for certain office and other equipment.  The Company leases its corporate offices from a company controlled by certain Company officers.   In April 2008, the Company agreed to an extension of its lease to May 2010, at a monthly rent amount of $13,437.

In August 1996, the Company relocated certain portions of its maintenance operations to a new maintenance facility located at the Global TransPark in Kinston, N. C.  Under the terms of the long-term facility lease, after an 18-month grace period (from date of occupancy), rent will escalate from $2.25 per square foot to $5.90 per square foot, per year, over the 21.5 years life of the lease.  However, based on the occurrence of certain events related to the composition of aircraft fleet, the lease may be canceled by the Company.  The Company currently considers the lease to be cancelable and has calculated rent expense under the current lease term.

GGS leases its facility under a lease, which extends through August 2009; monthly rental will increase over the life of the lease, based on increases in the Consumer Price Index.

At March 31, 2008, future minimum annual lease payments under capital and non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

	Capital Leases	Operating Leases
2009	$24,207	$829,100
2010	14,304	337,800
2011	14,304	28,300
2012	7,152	-
Total minimum lease payments	59,967	$1,195,200
Less amount representing interest	8,108
Present value of lease payments	51,859
Less current maturities	18,519
Long-term maturities	$33,340

Rent expense for operating leases totaled approximately $843,000 and $765,000 for fiscal 2008 and 2007, respectively, and includes amounts to related parties of $152,800 and $150,000 in fiscal 2008 and 2007, respectively.

8.           STOCKHOLDERS’ EQUITY

The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  No preferred shares have been issued as of March 31, 2008.

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market.  The program was completed in August 2007.  During the year ended March 31, 2007, the Company repurchased 161,295 shares of its common stock at a total cost of $1,287,047, pursuant to this program.  During the year ended March 31, 2008, the Company repurchased an additional 86,492 shares of its common stock at a total cost of $712,886, to complete this program.

On May 20, 2008, the Company declared a cash dividend of $0.30 per common share payable on June 27, 2008 to stockholders of record on June 6, 2008.

Other Comprehensive Income (Loss) activity during fiscal 2008 and 2007 is as follows:

	Unrealized Gain	Pension	Total Other
	(Loss) on	Liability	Comprehensive
	Securities	Adjustment	Income (Loss)

Balance at March 31, 2006	$52,479	$-	$52,479
Change	27,070		27,070
Adoption of SFAS 158		25,009	25,009
Balance at March 31, 2007	$79,549	$25,009	$104,558
Change	(79,549)	(66,522)	(146,071)
Balance at March 31, 2008	$-	$(41,513)	$(41,513)

9.           EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 241,000 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant.  As of March 31, 2008, 11,000 shares remain available for grant under two plans.  The employee options generally vest one-third per year beginning with the first anniversary from the date of grant.   The non- employee director options generally vest one year from the date of grant.

Compensation expense related to the adoption of SFAS 123(R) and stock options granted was $333,195 before tax, or $218,909 after tax ($.09 per share, basic and diluted) for the year ended March 31, 2008 and $305,436 before tax, or $187,172 after tax ($.07 per share, basic and diluted) for the year ended March 31, 2007.  Unrecognized compensation expense related to the stock options of $473,000 at March 31, 2008 is to be recognized through December 31, 2009.

No options were granted in fiscal 2008.  The fair value of the stock options granted in fiscal 2007 was estimated on the date of grant using the Black Scholes option-pricing model with the assumptions listed below.

Expected volatility	73.10%-85.19%
Expected dividend yield	1.10%
Risk-free interest rate	4.44%-4.74%
Expected term, in years	2.5-5.0

         Option activity is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at April 1, 2006	17,000	$11.02
Granted	224,000	8.37
Outstanding at March 31, 2007	241,000	8.56
Granted	-	-
Forfeited	(6,000)	8.29
Outstanding at March 31, 2008	235,000	$8.56	8.13	$273,100

Exercisable at March 31, 2008	97,667	$8.85	7.72	$101,900

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the year ended, is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	224,000	$4.91
Granted	-	-
Vested	(80,667)	4.85
Forfeited	(6,000)	4.90
Nonvested at end of year	137,333	$4.94

10.           REVENUES FROM MAJOR CUSTOMERS

Approximately 50% and 54% of the Company’s revenues were derived from services performed for FedEx Corporation in fiscal 2008 and 2007, respectively.  In addition, approximately 20% and 24% of the Company’s revenues for fiscal 2008 and 2007 respectively, were generated from GGS’s contract with the United States Air Force.

11.           INCOME TAXES

The provision for income taxes is as follows:

	Year Ended March 31,
	2008	2007
Current:
Federal	$1,637,000	$1,319,838
State	307,000	266,068
Total current	1,944,000	1,585,906
Deferred:
Federal	(140,000)	(167,487)
State	(30,000)	(2,079)
Total deferred	(170,000)	(169,566)

Total	$1,774,000	$1,416,340

The income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

	Year Ended March 31,
	2008		2007
	$	%	$	%
Income tax provision at
U.S. statutory rate	$1,760,000	34.0%	$1,326,812	34.0%
State income taxes, net
of Federal benefit	218,000	4.2	169,400	4.3
Permanent differences, net	(121,000)	(2.3)	(63,566)	(1.6)
Change in valuation
allowance	(42,000)	(0.8)	(19,884)	(0.5)
Other differences, net	(41,000)	(0.8)	3,578	0.1

Income tax provision	$1,774,000	34.3%	$1,416,340	36.3%

Deferred tax assets and liabilities consisted of the following:

	March 31,
	2008	2007
Warranty reserve	$56,000	$75,781
Accounts receivable reserve	104,000	160,713
Inventory reserves	350,000	256,455
Accrued vacation	184,000	161,669
Deferred compensation	265,000	265,942
Loss carryforwards	20,000	62,415
Less valuation allowance	(20,000)	(62,415)
Employee benefit plan	26,000	-
Stock option compensation	247,000	118,264
Other	42,000	74,532
Gross deferred tax assets	1,274,000	1,113,356
Property and equipment	(116,000)	(152,154)
Employee benefit plan	-	(66,315)
Gross deferred tax liabilities	(116,000)	(218,469)
Net deferred tax asset	$1,158,000	$894,887

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2008 and 2007 consolidated balance sheets according to the classification of the related asset and liability.   The Company has state net operating loss carryforwards as of March 31, 2008 and March 31, 2007 of approximately $24,000 and $128,000, respectively.  If unused, the stat loss carryforwards will expire in varying periods through March 2018.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal return are the fiscal 2006 and 2007 tax years.  The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.  As of March 31, 2008, the Company did not have any unrecognized tax benefits.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48 and as of March 31, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended March 31, 2008.

12.           EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan (“Plan”).  All employees of the Company are eligible to participate in the Plan after six months of service.  The Company’s contribution to the Plan for the years ended March 31, 2008 and 2007 was $268,000 and $282,000, respectively and was recorded in general and administrative expenses in the consolidated statements of operations.

The Company, in each of the past two years, has paid a discretionary profit sharing bonus in which all employees have participated.  Profit sharing expense in fiscal 2008 and 2007 was $648,000 and $518,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of operations.

Effective January 1, 1996 the Company entered into supplemental retirement agreements with certain key executives of the Company, to provide for a monthly benefit upon retirement.  The Company has purchased life insurance policies for which the Company is the sole beneficiary to facilitate the funding of benefits under these supplemental retirement agreements.  The cost of funding these benefits is recorded in general and administrative expense on the consolidated statements of operations and is offset by increases in the cash surrender value of the life insurance policies.  As of March 31, 2008, only one executive covered under this supplemental retirement benefit remained with the Company.

In 2005, the Compensation Committee of the Board of Directors confirmed the level of retirement benefits under then existing supplemental retirement agreements at amounts approximately $510,000 less than had been previously accrued.  In addition to prior year reductions, in fiscal 2007 and 2008, net periodic pension cost was reduced by $47,000 and $57,000, respectively.

On March 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.   SFAS No. 158 requires the Company to recognize the funded status of its supplemental retirement plan in the March 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions, all of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to the provisions of SFAS No. 87.  These amounts will be subsequently recognized as net periodic pension costs pursuant to the Company’s historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be recognized as a component of other comprehensive income.

The adoption of SFAS No. 158 had no effect on the Company’s consolidated statements of operations for the years ended March 31, 2008 and 2007, and will not affect the Company’s operating results in future periods.  The effect of adopting SFAS No. 158 in the year ended March 31, 2007 was to decrease deferred retirement obligations by $40,752, decrease deferred income tax assets by $15,743 and increase accumulated other comprehensive income by $25,009.

Included in accumulated other comprehensive income at March 31, 2008 are unrecognized actuarial losses of $67,789 that have not yet been recognized in net periodic pension cost.  The unrecognized actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the fiscal year ended March 31, 2009 is $32,683.

The following tables set forth the funded status of the Company’s supplemental retirement plan at March 31, 2008 and the change in the projected benefit obligation during fiscal 2008:

March 31, 2008
Funded status
Projected benefit obligation
Beginning of year	$633,693
Change	118,822
End of year	752,515
Fair value of plan assets	-
Funded status end of year	(752,515)

Accumulated benefit obligation at end of year	$752,515

The projected benefit obligation was determined using an assumed discount rate of 4.0% at March 31, 2008 and 5.75% at March 31, 2007.  The liability relating to these benefits has been included in deferred retirement obligation in the accompanying financial statements.

	March 31,
	2008	2007
Projected benefit obligation at beginning of year	$633,693	$575,877
Service cost	24,026	22,626
Interest cost	36,585	33,226
Actuarial loss due to change in assumption	58,211	1,964
Projected benefit obligation at end of year	$752,515	$633,693

Net periodic pension expense for fiscal 2008 and 2007 consisted of the following:

	Year Ended March 31,
	2008	2007

Service cost	$24,026	$22,626
Interest cost	36,585	33,226
Amortization of unrecognized prior
service cost and actuarial gain	(50,331)	(42,641)

Net periodic pension cost	$10,280	$13,211

Projected benefit payments of $806,200 are due in the fiscal year ending March 31, 2010 (based on assumption of lump sum payment at early retirement age 62.)

13.           NET EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  As of March 31, 2008 and 2007, respectively, options to acquire 235,000 and 241,000 shares of common stock were not included in computing earnings per share because their effects were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Year Ended March 31,
	2008	2007

Net earnings	$3,402,437	$2,486,046

Basic and Diluted Net Earnings Per Share	$1.40	$0.94

Weighted Average Shares Outstanding:
Basic and Diluted	2,435,195	2,650,121

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2008
Operating Revenues	$15,796	$17,412	$21,149	$24,042
Operating Income	968	848	1,433	1,805
Net Earnings	626	538	920	1,318
Basic and Diluted Net Earnings per share	0.25	0.22	0.38	0.55

2007
Operating Revenues	$16,084	$14,721	$17,395	$19,103
Operating Income	1,105	552	525	1,677
Net Earnings	727	371	304	1,084
Basic and Diluted Net Earnings per share	0.27	0.14	0.11	0.42

15.           SEGMENT INFORMATION

The Company operates four subsidiaries in two business segments.  Each business segment has separate management teams and infrastructures that offer different products and services.  The subsidiaries have been combined into the following two reportable segments: overnight air cargo and ground equipment.   The overnight air cargo segment encompasses services provided primarily to one customer, FedEx, and the ground equipment segment encompasses the operations of GGS and GAS.

The accounting policies for all reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.  The Company evaluates the performance of its operating segments based on operating income from continuing operations.

Segment data is summarized as follows:

	Year Ended March 31,
	2008	2007
Operating Revenues:
Overnight Air Cargo	$39,275,518	$36,091,405
Ground Equipment:
Domestic	36,412,288	29,051,299
International	2,711,000	2,160,641
Total Ground Equipment	39,123,288	31,211,940
Total	$78,398,806	$67,303,345

Operating Income
Overnight Air Cargo	$2,599,261	$1,717,312
Ground Equipment	5,062,869	4,506,196
Corporate (1)	(2,608,442)	(2,364,618)
Total	$5,053,688	$3,858,890

Identifiable Assets:
Overnight Air Cargo	$5,456,968	$5,823,455
Ground Equipment	18,290,440	13,247,048
Corporate	3,560,202	5,544,481
Total	$27,307,610	$24,614,984

Capital Expenditures:
Overnight Air Cargo	$86,619	$101,093
Ground Equipment	323,694	44,568
Corporate	67,495	52,264
Total	$477,808	$197,925

Depreciation and Amortization:
Overnight Air Cargo	$368,521	$487,652
Ground Equipment	81,987	127,611
Corporate	21,947	50,555

Total	$472,455	$665,818

(1) Includes income from inter-segment transactions, eliminated in consolidation.

16.           COMMITMENTS AND CONTINGENCIES

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global Ground Support, LLC (“GGS”) for installation at the Philadelphia, Pennsylvania airport, and maintained by GGS, collapsed on an Airbus A330 aircraft operated by U.S. Airways.  While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured.  The operator of the deicing boom has claimed to suffer injuries in connection with the collapse.  Immediately following this incident, the remaining eleven fixed-stand deicing booms sold by GGS and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness.  These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms.  All of these booms were designed, fabricated and installed by parties other than GGS and are the only booms of this model that have been sold by GGS.

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and GGS’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, GGS agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms.  Under this agreement, GGS agreed to make the repairs to these booms at its expense and reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms.  The agreement provided that if GGS performed its obligations under the agreement, the City of Philadelphia will not pursue any legal remedies against GGS for the identified design flaws and structural defects with respect to these 11 booms.  However, the City of Philadelphia retained its rights with respect to any cause of action arising from the collapse of the boom in February 2005.  GGS has completed the repair, installation and recertification of these 11 deicing booms.

GGS has been named as a defendant in three legal actions arising from the February 2005 boom collapse at the Philadelphia airport.  In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against GGS and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and including approximately $1 million for the loss of use of the aircraft while it was being repaired. Discovery is continuing in this case and a trial has been set for October 2008.  In the second action, Emerson vs. Elliott Equipment Company, et al., pending in the Philadelphia County Court of Common Pleas, the boom operator is seeking to recover unspecified damages from GGS and its subcontractor for injuries arising from the collapse of the boom.  This matter was initiated on October 21, 2005 and is scheduled for trial in June 2008.  The Company understands that the boom operator has subsequently recovered from his claimed injuries and has returned to fulltime but light duty work.

GGS maintains product liability insurance in excess of the amount of the recoveries claimed above and is being defended in these matters by its product liability insurance carrier.  GGS’s insurance coverage does not extend to the costs incurred by GGS to examine and repair the other 11 booms at the Philadelphia airport.

The third lawsuit is a claim brought in December 2006, on behalf of the City of Philadelphia captioned City of Philadelphia v. Elliott Equipment Company, et al., which was filed in the Philadelphia County Court of Common Pleas.  In that action, the City seeks to recover for the cost of replacing the boom that was destroyed in the February 2005 accident.  It is estimated that the cost for replacing that boom will be in the $600,000 range.  That matter is in its early stage and a trial is anticipated for September 2008, based on the current scheduling order.  GGS’s product liability insurance carrier has denied coverage with respect to the third lawsuit claiming that it seeks replacement of allegedly defective products.  GGS has included in its claims against its subcontractor any losses it may suffer in connection with the claims alleged in this lawsuit.  In light of the claims asserted in this action directly against GGS's subcontractor and the related claims made by GGS against its subcontractor, management does not believe that the ultimate liability, if any, of GGS for losses alleged in this lawsuit would be material to the Company's financial position or results of operations.

On August 4, 2005, GGS commenced litigation in the Court of Common Pleas, Philadelphia County, Pennsylvania against Glazer Enterprises, Inc. t/a Elliott Equipment Company, GGS’s subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover approximately $905,000 in costs incurred by GGS in fiscal 2006 in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005.  That case has been removed to federal court and is pending before United States District Court for the Eastern District of Pennsylvania and has been assigned to the same judge before whom the U.S. Airways litigation is pending against GGS.  Discovery is continuing in this lawsuit and the case is scheduled for trial in November 2008.  The Company cannot provide assurance that it will be able to recover its repair expenses and other losses, or otherwise be successful, in this action.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2008 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                      Other Information.

None

PART III

Item 10.                      Directors and Executive Officers of the Registrant.

The following individuals serve as directors and/or executive officers of the Company:

Walter Clark, age 51, has served as Chairman of the Board of Directors of the Company and Chief Executive Officer since April 1997.  Mr. Clark also serves as a director of MAC and CSA and as the Chief Executive Officer of MAC, Executive Vice President of GGS and GAS, President of CSA and Executive Vice President of MACAS.  Mr. Clark was elected a director of the Company in April 1996.  Mr. Clark was self-employed in the real estate development business from 1985 until April 1997.

John Parry, age 50, has served as Vice President-Finance and Chief Financial Officer of the Company since November 2006.  Mr. Parry also serves as Vice-President, Secretary/Treasurer and a director of MAC and CSA, Chief Financial Officer of MAC, GGS and GAS and as Vice President-Finance, Treasurer and Secretary of GGS, GAS and MACAS.  Mr. Parry is a Certified Public Accountant and served as Chief Financial Officer for Empire Airlines, Inc., a privately held FedEx feeder airline from 2001 until joining the Company.

William H. Simpson, age 60, has served as Executive Vice President of the Company since June 1990, as Vice President from June 1983 to June 1990, and as a director of the Company since June 20, 1985.  Mr. Simpson is also the President and a director of MAC, the Chief Executive Officer and a director of CSA and Executive Vice President of GGS.

Claude S. Abernethy, Jr., age 81, was first elected as director of the Company in June 1990.  Mr. Abernethy serves as a Senior Vice President of Wachovia Securities, a securities brokerage and investment banking firm, and its predecessor.  Mr. Abernethy is also a director of Carolina Mills, Inc.

Sam Chesnutt, age 73, was first elected a director of the Company in August 1994.  Mr. Chesnutt serves as President of Sam Chesnutt and Associates, an agribusiness consulting firm.  From November 1988 to December 1994, Mr. Chesnutt served as Executive Vice President of AgriGeneral Company, L.P., an agribusiness firm.

Allison T. Clark, age 52, has served as a director of the Company since May 1997.  Mr. Clark has been self-employed in the real estate development business since 1987.

George C. Prill, age 85, has served as a director of the Company since June 1982, as Chief Executive Officer and Chairman of the Board of Directors from August 1982 until June 1983, and as President from August 1982 until spring 1984.  Mr. Prill has served as an Editorial Director for General Publications, Inc., a publisher of magazines devoted to the air transportation industry, from November 1992 until 2001.  Since 1979, Mr. Prill has served as President of George C. Prill & Associates, Inc., which performs consulting services for the aerospace and airline industry.  Mr. Prill has served as President of Lockheed International Company, as Assistant Administrator of the FAA, as a Senior Vice President of the National Aeronautic Association and Chairman of the Aerospace Industry Trade Advisory Committee.

Dennis A. Wicker, age 55, has served as a director of the Company since October 2004.  Mr. Wicker is a partner and member of the managing committee of the law firm Schottenstein Zox & Dunn Co., LPA, which he joined in March 2008.  Prior to that he was a member of the law firm of Helms, Mullis & Wicker PLLC, which he joined in 2001 following eight years of service as Lieutenant Governor of the State of North Carolina.  Mr. Wicker is a member of the boards of directors of Coca-Cola Bottling Co. Consolidated and First Bancorp.

J. Bradley Wilson, age 55, has served as a director of the Company since September 2005.  Mr. Wilson serves as Chief Operating Officer of Blue Cross and Blue Shield of North Carolina, a health benefits company.  He joined Blue Cross and Blue Shield of North Carolina in December 1995 and previously served as Executive Vice President, Chief Administrative Officer, Senior Vice President and General Counsel until his appointment as Chief Operating Officer in November 2006.  Prior to joining Blue Cross and Blue Shield of North Carolina, Mr. Wilson served as General Counsel to Governor James B. Hunt, Jr. of North Carolina and in private practice as an attorney in Lenoir, North Carolina.  Mr. Wilson currently serves on the Board of Governors of the University of North Carolina and is a past Chairman of that board and he previously served as Chairman and on the Board of Directors of the North Carolina Railroad Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2008 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements.

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

Nominees.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s proxy statement for its annual meeting of stockholders held on September 26, 2007.

Item 11.                      Executive Compensation.

The following table sets forth a summary of the compensation paid during each of the two most recent fiscal years to the Company’s Chief Executive Officer and to the two other most highly compensated executive officers as of March 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)

Walter Clark	2008	$206,000	$81,619	$116,495	$-	$25,943	(5)	$430,057
Chairman of the Board and	2007	206,000	51,013	88,399	-	25,490	(5)	370,902
Chief Executive Officer

John Parry (8)	2008	135,211	27,524	87,371	-	18,989	(6)	269,095
Director, VP-Finance,	2007	52,985	10,321	33,150	-	19,888	(6)	116,344
Treasurer, Secretary and
Chief Financial Officer

William H. Simpson	2008	206,000	48,978	116,495	118,822	18,924	(7)	509,219
Director and Executive	2007	206,000	30,608	88,399	(27,548)	18,594	(7)	316,053
Vice President

(1)	Includes annual director fees of $6,000 each for Mr. Clark and Mr. Simpson. Mr. Parry was elected to Board of Directors in September 2007 and received $3,000 in fiscal 2008.
(2)
The estimated value of the stock options has been developed solely for purposes of comparative disclosure in accordance with the rules and regulations of the SEC and is consistent with the assumptions we used for Statement of Financial Accounting Standards 123(R) reporting during fiscal 2008 and 2007 and do not reflect risk of forfeiture or restrictions on transferability. The estimated value has been determined by application of the Black-Scholes option-pricing model, based upon the terms of the option grants and our stock price performance history as of the date of the grant. See Notes to the Consolidated Financial Statements in Item 8 for a complete description of the option plan and the key assumptions used to determine estimated value of the stock options.

(3)
Pursuant to their employment agreements, Mr. Clark and Mr. Simpson are entitled to receive incentive compensation equal to two percent (2%) of the earnings before income taxes or extraordinary items reported each year by the Company in its Annual Report on Form 10-K. Mr. Parry is entitled to receive incentive compensation equal to one and one-half percent (1.5%) of the earnings before income taxes or extraordinary items.  The amount for Mr. Parry is prorated in fiscal 2007 to reflect a partial year of employment.  This compensation is paid out in June following the fiscal year end.

(4)	Represents the aggregate change in the actuarial present value of Mr. Simpson’s accumulated benefit under the retirement provisions of his employment agreement.
(5)
For fiscal 2008, includes $4,650 for Company matching contributions under the Air T, Inc. 401(k) Retirement Plan, $12,654 for personal use of corporate airplane, $4,800 for auto allowance and $3,839 for personal auto expenses.  For fiscal 2007, includes $3,506 for Company matching contributions under the Air T, Inc. 401(k) Retirement Plan, $15,802 for personal use of corporate airplane, $4,800 for auto allowance and $1,382 for personal auto expenses.

(6)
For fiscal 2008, includes, $3,110 for Company matching contributions under the Air T, Inc. 401(k) Retirement Plan, $4,800 for auto allowance, $6,079 for personal auto expenses, $2,000 for temporary housing allowance and $3,000 for supplemental pay in lieu of directors’ fees.  For fiscal 2007, includes $2,000 for auto allowance, $2,690 for personal auto expenses, $5,500 temporary housing allowance, $2,750 for supplemental pay in lieu of directors’ fees and $6,948 for relocation expenses.

(7)
For fiscal 2008, includes $5,804 for Company matching contributions under the Air T, Inc. 401(k) Retirement Plan, $4,800 for auto allowance, $4,915 for personal auto expenses and $3,405 for country club dues.  For fiscal 2007, includes $6,000 for Company matching contributions under the Air T, Inc. 401(k) Retirement Plan, $4,800 for auto allowance, $4,794 for personal auto expenses and $3,000 for country club dues.

(8)	Mr. Parry was hired by the Company in October 2006. Accordingly, fiscal 2007 amounts do not reflect a full year of employment.

On August 15, 2006, the Company awarded Mr. Clark and Mr. Simpson options to acquire, respectively, 50,000 and 30,000 shares of common stock.  The exercise price of these options is $8.29 per share.  On December 6, 2006, the Company awarded Mr. Parry options to acquire 15,000 shares of common stock.  The exercise price of these options is $9.30 per share.  These options become vested and exercisable in three equal annual installments beginning with the date of grant, or if earlier, upon a change of control of the Company or the date the employee terminates employment due to death, disability or retirement.  The options expire ten years following the date of grant or, if earlier, one year from the date the executive officer terminates employment due to death, disability or retirement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Walter Clark	16,667	33,333	(2)	$8.29	08/15/2016
John Parry	5,000	10,000	(3)	9.30	12/06/2016
William H. Simpson	10,000	20,000	(2)	8.29	08/15/2016

(1)
All option awards were made under the Company’s 2005 Equity Incentive Plan.  Under the terms of the plan, option awards were made without any corresponding transfer of consideration from the recipients.

(2)           Stock options vest at the rate of 33-1/3% per year with vesting dates of 08/15/07, 08/15/08 and 08/15/09.
(3)           Stock options vest at the rate of 33-1/3% per year with vesting dates of 12/06/07, 12/06/08 and 12/06/09.

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

Other Executive Officers

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

The agreement provides that upon the Mr. Simpson’s retirement he will be entitled to receive an annual benefit equal to $75,000, reduced by three percent for each full year that his retirement precedes the date he reaches age 65.  The retirement benefits under this agreement are to be paid, at Mr. Simpson’s election in the form of a single life annuity or a joint and survivor annuity or a life annuity with a ten-year period certain.  In the alternative, Mr. Simpson may elect to receive the entire retirement benefit in a lump sum payment equal to the then present value of the benefit based on standard insurance annuity mortality tables and an interest rate equal to the 90-day average of the yield on ten-year U.S. Treasury Notes.

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

Effective October 6, 2006, the Company entered into an employment agreement with John Parry, Chief Financial Officer of the Company, which has a three-year term.  The agreement provides for an annual base salary of $125,000, subject to periodic review and increases as subsequently determined by the Company.  In addition, the agreement provides for annual bonus compensation equal to 1.5% of the Company’s consolidated earnings before income taxes as reported by the Company in its Annual Report on Form 10-K.  Under the agreement, Mr. Parry is entitled to participate in the Company’s general employee benefit plans, to receive four weeks of vacation per year and to receive a monthly automobile allowance of $400 plus reimbursement for fuel, repair expense and insurance for his primary automobile upon presentation of documentation in accordance with the Company’s expense reimbursement policies.

DIRECTOR COMPENSATION

During the fiscal year ended March 31, 2008, each director received a director’s fee of $1,000 per month and an attendance fee of $500 paid to outside directors for each meeting of the board of directors or a committee thereof.  Commencing April 1, 2006, members of the Audit Committee received, in lieu of the $500 meeting fee, a monthly fee of $500, while the Chairman of the Audit Committee received a monthly fee of $700.  Pursuant to the Company’s 2005 Equity Incentive Plan (the “Plan”), upon stockholder approval of the Plan, each director who was not an employee of the Company received an option to purchase 2,500 shares of Common Stock at an exercise price of $10.15 per share (the closing bid price per share on the date of stockholder approval of the Plan.)  The Plan provides for a similar option award to any director first elected to the board after the date the stockholders approved the Plan.  Such options vest one year after the date they were granted and expire ten years after the date they were granted.  All outstanding options under the Plan vested in 2006.

  The following table sets forth the compensation paid to each of the Company’s non-employee directors in the fiscal year ended March 31, 2008.

Name	Fees Earned or Paid in Cash	Total
Claude S. Abernethy, Jr.	$23,900	$23,900
Sam Chesnutt	21,000	21,000
Allison T. Clark	15,000	15,000
John Gioffre (1)	6,000	6,000
George C. Prill	21,000	21,000
Dennis A. Wicker	15,500	15,500
J. Bradley Wilson	14,500	14,500

(1)	John Gioffre ceased his service on the Board of Directors in September 2007.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership as of June 1, 2008		Percent Of Class
Common Stock, par value	Walter Clark	159,089	(1)	6.5%
$0.25 per share	P.O. Box 488
	Denver, North Carolina 28650

(1)           Includes 76,500 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor and also includes 16,667 shares which Mr. Clark has the right to acquire within sixty (60) days through the exercise of stock options.

The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director of the Company and by all directors and executive officers of the Company as a group as of June 1, 2008.  Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
		Shares and Percent of Common Stock Beneficially Owned as of June 1, 2008
Name	Position with Company	No. of Shares			Percent
Walter Clark	Chairman of the Board and Chief Executive Officer	159,089	(1	)(2)	6.5%
John Parry	VP-Finance, Chief Financial Officer, Secretary, Treasurer and Director	5,000	(2)		*
William H. Simpson	Executive Vice President and Director	12,004	(2)		*
Claude S. Abernethy, Jr.	Director	2,500	(2)		*
Sam Chesnutt	Director	2,500	(2)		*
Allison T. Clark	Director	2,500	(2)		*
George C. Prill	Director	3,500	(2)		*
Dennis Wicker	Director	3,500	(2)		*
J. Bradley Wilson	Director	2,500	(2)		*
All directors and executive officers as a group (9 persons)		193,093			7.8%

*        Less than one percent.
(1)	Includes 76,500 shares held by the estate of David Clark, of which Mr. Walter Clark is a co-executor.
(2)
Includes shares which the following executive officers and non-employee directors have the right to acquire within sixty (60) days through the exercise of stock options issued by the Company: Mr. Walter Clark, 16,667 shares; Mr. Parry, 5,000 shares; Mr. Simpson, 10,000 shares; Mr. Abernethy, 2,500 shares; Mr. Chesnutt, 2,500 shares; Mr. Allison Clark, 2,500 shares; Mr. Prill, 3,500 shares; Mr. Wicker, 3,500 shares; Mr. Wilson, 2,500 shares; all directors and executive officers as a group, 48,667.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	235,000	$8.56	11,000

Equity compensation plans not approved by security holders	-	-	-
Total	235,000	$8.56	11,000

Item 13.                      Certain Relationships and Related Transactions and Director Independence.

The Company leases its corporate and operating facilities at the Little Mountain, North Carolina airport from Little Mountain Airport Associates, Inc. (“Airport Associates”), a corporation whose stock is owned by William H. Simpson, the estate of David Clark three unaffiliated third parties and two former executive officers.  On June 16, 2006, the Company and Airport Associates entered into an agreement to continue the lease of these facilities until May 31, 2008 at a monthly rental payment of $12,737.  The Company paid aggregate rental payments of $152,844 to Airport Associates pursuant to such lease during the fiscal year ended March 31, 2008.  The lease agreement includes an option permitting the Company to renew the lease for an additional two-year period, with the monthly rental payment to be adjusted to reflect the Consumer Price Index (CPI) change from June 1, 2006 to April 1, 2008.  The Company exercised the two-year option on April 16, 2008, with the new monthly rental amount of $13,437.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, ad valorem taxes and insurance.  The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

Item 14.                      Principal Accountants and Accounting Fees

Fees billed to the Company by its current independent registered public accountant, Dixon Hughes PLLC, for each of the past two fiscal years were as follows:

	2008	2007

Audit Fees (1)	$ 150,000	$ 136,050
Audit-Related Fees (2)	15,000	43,000
Tax Fees (3)	45,000	73,620
All Other Fees	-	-

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements that are provided by Dixon Hughes PLLC in connection with regulatory filings or engagements.

(2)
Audit-related fees relate to professional services rendered that are related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.  Audit-related fees also include fees associated with the audit of the Company’s employee benefit plan.

(3)	Tax fees consist of professional services for tax compliance, tax advice and tax planning.

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

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

1.           Financial Statements

     a.           The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accountants - Dixon Hughes PLLC
(ii)	Consolidated Balance Sheets as of March 31, 2008 and 2007.
(iii)	Consolidated Statements of Operations for each of the years ended March 31, 2008 and 2007.
(iv)	Consolidated Statements of Stockholders’ Equity for each of the years ended March 31, 2008 and 2007.
(v)	Consolidated Statements of Cash Flows for each of the years ended March 31, 2008 and 2007.
(vi)	Notes to Consolidated Financial Statements.

3.           Exhibits

No.	Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 0-11720)

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (Commission File No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10 K for the fiscal year ended March 31, 1994 (Commission File No. 0-11720)

10.1
Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993 (Commission File No. 0-11720)

10.2
Loan Agreement among Bank of America, N.A. the Company and its subsidiaries, dated May 23, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 0-11720)

10.3
Aircraft Wet Lease Agreement dated April 1, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.4 of Amendment No. 1 on Form 10 Q/A to the Company’s Quarterly Report on Form 10 Q for the period ended September 30, 1994 (Commission File No. 0-11720)

10.4
Adoption Agreement regarding the Company’s Master 401(k) Plan and Trust, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1993* (Commission File No. 0-11720)

10.5	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000* (Commission File No. 0-11720)

10.6
Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 0-11720)

10.7
Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996* (Commission File No. 0-11720)

10.8	Omnibus Securities Award Plan, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 1998* (Commission File No. 0-11720)

10.9
Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on 10-Q for the period ended September 30, 1998 (Commission File No. 0-11720)

10.10
Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on 10-Q for the period ended December 31, 1998 (Commission File No. 0-11720)

10.11
ISDA Schedule to Master Agreement between Bank of America, N.A. and the Company dated May 23, 2001, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 0-11720)

10.12
Amendment No 1. to Loan Agreement among Bank of America, N.A., the Company and its subsidiaries, dated August 31, 2002, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (Commission File No. 0-11720)

10.13
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 1, 1991, most recently amended May 28, 2001, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (Commission File No. 0-11720)

10.14
Promissory note dated as of September 1, 2004 of the Company and its subsidiaries in favor of Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K dated October 25, 2004

10.15
Amendment No 2. to Loan Agreement among Bank of America, N.A., the Company and its subsidiaries, dated August 31, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (Commission File No. 0-11720)

10.16
Promissory Note dated as of August 31, 2005 made by the Company and its subsidiaries in favor of Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2005 (Commission File No. 0-11720)

10.17
Promissory Note dated January 12, 2006 made by the Company and its subsidiaries in favor of Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2006 (Commission File No. 0-11720)

10.18
Employment Agreement dated as of July 8, 2005 between the Company and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2005* (Commission File No. 0-11720)

10.19
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the Securities and Exchange Commission on August 12, 2005* (Commission File No. 0-11720)

10.20
Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.21
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.22
Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.23
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 1, 1991, most recently amended June 16, 2006, incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 3, 2006 (Commission File No. 0-11720)

10.24
Employment Agreement dated as of October 6, 2006 between the Company and John Parry, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006* (Commission File No. 0-11720)

10.25
Loan Agreement dated as of September 8, 2007 between the Company and its subsidiaries and Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2007 (Commission File No. 0-11720)

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. (Commission File No. 0-11720)

23.1	Consent of Dixon Hughes PLLC

31.1	Section 302 Certification of Walter Clark

31.2	Section 302 Certification of John Parry

32.1	Section 1350 Certification of Walter Clark

32.2	Section 1350 Certification of John Parry

__________________
*  Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:            /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)                                                                           Date:  June 11, 2008

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)                                              Date:  June 11, 2008

By:            /s/ Claude S. Abernethy
Claude S. Abernethy, Jr., Director                                                                 Date:  June 11, 2008

By:            /s/  Allison T. Clark
Allison T. Clark, Director                                                                                Date:  June 11, 2008

By:            /s/  Walter Clark
Walter Clark, Director                                                                                      Date:  June 11, 2008

By:            /s/  Sam Chesnutt
Sam Chesnutt, Director                                                                                   Date:  June 11, 2008

By:            /s/  John Parry
John Parry, Director                                                                                        Date:  June 11, 2008

By:            /s/ George C. Prill
George C. Prill, Director                                                                                  Date:  June 11, 2008

By:            /s/  William Simpson
William Simpson, Director                                                                             Date:  June 11, 2008

By:            /s/  Dennis A. Wicker
Dennis Wicker, Director                                                                                 Date:  June 11, 2008

By:           /s/  J. Bradley Wilson
J. Bradley Wilson, Director                                                                           Date:  June 11, 2008

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                                Document

23.1                           Consent of Dixon Hughes PLLC

31.1                           Section 302 Certification of Walter Clark

31.2                           Section 302 Certification of John Parry

32.1	Section 1350 Certification of Walter Clark

32.2	Section 1350 Certification of John Parry