Form 10-Q
period 2008-06-30
AIR T INC
filed 2008-08-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
            (Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number:  0-11720

                                                                                      Air T, Inc.
                                                                                                                 (Exact name of registrant as specified in its charter)

                                                  Delaware                                                                                               52-1206400
                (State or other jurisdiction of incorporation or organization)                                                              (I.R.S. Employer Identification No.)

                                                                           Post Office Box 488, Denver, North Carolina  28037
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

                        Yes     x                             No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                    Large Accelerated Filer     Accelerated Filer       Non-Accelerated Filer     Smaller Reporting Company     x
(Do not check if smaller reporting company)

                     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                            Yes                                 No    x

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                                                Outstanding Shares at August 4, 2008
Common Shares, par value of $.25 per share                                                                                                     2,423,506

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS
		PAGE #
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3
	Three Months Ended June 30, 2008 and 2007 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	June 30, 2008 (Unaudited) and March 31, 2008

	Condensed Consolidated Statements of Cash Flows	5
	Three Months Ended June 30, 2008 and 2007 (Unaudited)

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income	6
	Three Months Ended June 30, 2008 and 2007 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4(T)	Controls and Procedures	17

	PART II

Item 1.	Legal Proceedings	17
Item 6	Exhibits	17
	Signatures	18
	Certifications	19

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Operating Revenues:
Overnight air cargo	$9,455,564	$8,512,451
Ground equipment	12,961,013	7,283,516
	22,416,577	15,795,967

Operating Expenses:
Flight-air cargo	4,738,775	4,350,062
Maintenance-air cargo	3,056,492	2,839,161
Ground equipment	9,285,989	5,178,368
General and administrative	3,143,464	2,329,582
Depreciation and amortization	111,338	123,874
	20,336,058	14,821,047

Operating Income	2,080,519	974,920

Non-operating Expense (Income):
Interest expense	13,222	64,571
Investment income	(17,953)	(66,537)
Other	-	3,500
	(4,731)	1,534

Earnings Before Income Taxes	2,085,250	973,386

Income Taxes	745,000	347,018

Net Earnings	$1,340,250	$626,368

Basic and Diluted Net Earnings Per Share	$0.55	$0.25

Dividends Declared Per Share	$0.30	$0.25

Weighted Average Shares Outstanding:
Basic and Diluted	2,423,506	2,461,719

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$43,599	$51,858
Short-term investments	5,357	2,004,761
Accounts receivable, less allowance for
doubtful accounts of $567,500 and $267,700	11,908,858	12,272,390
Notes and other non-trade receivables-current	34,813	48,334
Inventories	10,962,814	7,961,436
Deferred income taxes	853,000	736,000
Prepaid expenses and other	167,145	343,906
Total Current Assets	23,975,586	23,418,685

Property and Equipment, net	1,796,969	1,846,400

Deferred Income Taxes	418,116	422,000
Cash Surrender Value of Life Insurance Policies	1,385,443	1,368,442
Notes and Other Non-Trade Receivables-LongTerm	164,682	165,753
Other Assets	85,163	86,330
Total Assets	$27,825,959	$27,307,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,041,525	$5,608,735
Accrued expenses	1,725,701	2,530,945
Income taxes payable	268,000	58,000
Current portion of long-term obligations	551,807	121,478
Total Current Liabilities	8,587,033	8,319,158

Capital Lease and Other Obligations	54,775	59,996
Long-term Debt (less current portion)	-	461,384
Deferred Retirement Obligation	767,792	752,515

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,423,506 shares issued and outstanding	605,876	605,876
Additional paid in capital	5,784,832	5,700,002
Retained earnings	12,063,392	11,450,192
Accumulated other comprehensive income (loss), net	(37,741)	(41,513)
Total Stockholders' Equity	18,416,359	17,714,557
Total Liabilities and Stockholders’ Equity	$27,825,959	$27,307,610

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,340,250	$626,368
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Change in accounts receivable and inventory reserves	329,553	34,106
Depreciation and amortization	111,338	123,874
Change in cash surrender value of life insurance	(17,001)	(17,001)
Deferred income taxes	(117,376)	(43,897)
Periodic pension cost	23,325	-
Warranty reserve	4,008	(41,000)
Compensation expense related to stock options	84,830	87,278
Change in operating assets and liabilities:
Accounts receivable	63,723	3,334,737
Notes receivable and other non-trade receivables	14,592	24,165
Inventories	(3,031,124)	(426,019)
Prepaid expenses and other	177,928	211,828
Accounts payable	432,790	(503,619)
Accrued expenses	(809,252)	(831,574)
Income taxes payable	210,000	(366,220)
Total adjustments	(2,522,666)	1,586,658
Net cash provided by (used in) operating activities	(1,182,416)	2,213,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	3,501,036	-
Purchase of investments	(1,501,648)	-
Capital expenditures	(61,905)	(101,281)
Net cash provided by (used in) investing activities	1,937,483	(101,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net aircraft term loan payments	(28,113)	(26,825)
Payment of cash dividend	(727,050)	(610,851)
Payment on capital leases	(8,163)	(7,037)
Repurchase of common stock	-	(547,049)
Net cash used in financing activities	(763,326)	(1,191,762)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,259)	919,983
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,858	2,895,499
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,599	$3,815,482

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Change in value of deferred retirement	$3,788	$2,303
Change in fair value of marketable securities	-	14,768
Property and equipment transferred to inventory	-	(458,300)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,170	$83,428
Income taxes	652,085	757,900

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2007	2,509,998	$627,499	$6,058,070	$8,658,606	$104,558	$15,448,733

Net earnings				626,368
Other comprehensive income,
net of tax					9,372
Comprehensive Income						635,740
Cash dividend ($0.25 per share)				(610,851)		(610,851)
Compensation expense related to
stock options			87,278			87,278
Stock repurchase	(67,692)	(16,923)	(530,126)			(547,049)
Balance, June 30, 2007	2,442,306	$610,576	$5,615,222	$8,674,123	$113,930	$15,013,851

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2008	2,423,506	$605,876	$5,700,002	$11,450,192	$(41,513)	$17,714,557

Net earnings				1,340,250
Other comprehensive income,
net of tax					3,772
Comprehensive Income						1,344,022
Cash dividend ($0.30 per share)				(727,050)		(727,050)
Compensation expense related to
stock options			84,830			84,830
Balance, June 30, 2008	2,423,506	$605,876	$5,784,832	$12,063,392	$(37,741)	$18,416,359

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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.  The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2008 and March 31, 2008 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three months ended June 30, 2008 and 2007 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

3.	Comprehensive Income

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Three Months Ended June 30,
	2008	2007

Net earnings	$1,340,250	$626,368

Other Comprehensive Income:
Change in Fair Value of Marketable Securities (Net
of tax)	-	9,372
Amortization of Net Actuarial Losses (Net
of tax)	3,772	-

Total Comprehensive Income	$1,344,022	$635,740

4.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,
	2008	2007

Net earnings	$1,340,250	$626,368

Basic and Diluted Net Earnings Per Share	$0.55	$0.25

Weighted Average Shares Outstanding:
Basic and Diluted	2,423,506	2,461,719

At June 30, 2008 and 2007, options to acquire 235,000 and 241,000 shares of common stock, respectively, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

5.	Inventories

Inventories consisted of the following:

	June 30,	March 31,
	2008	2008
Aircraft parts and supplies	$499,953	$ 481,913
Ground equipment manufacturing:
Raw materials	9,053,380	5,548,635
Work in process	1,632,027	1,724,522
Finished goods	714,891	1,114,059
Total inventories	11,900,251	8,869,129
Reserves	(937,437)	(907,693)

Total, net of reserves	$10,962,814	$ 7,961,436

6.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment.

No options were granted or exercised during the three months ended June 30, 2008 and 2007.  Stock based compensation expense has been recognized in the amount of $84,830 and $87,278 for the three months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, there was $388,600 of unrecognized compensation expense to be recognized through December 31, 2009.

7.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 were to be effective for the fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position Financial Accounting Standard No. 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157, that amends SFAS 157 to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted the required provisions of SFAS 157 as of April 1, 2008. The required provisions did not have a material impact on our Condensed Consolidated Financial Statements. See Note 8 for additional information.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities  (“SFAS 159”).  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for the Company April 1, 2008.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Although the Company has adopted SFAS 159 as of April 1, 2008, we have not elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year).  The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after April 1, 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS 162 may have on our financial reporting.

8.	Fair Value of Financial Instruments

The Company adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the condensed consolidated financial statements as of June 30, 2008. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company has periodically entered into short-term investments in Variable Rate Demand Notes (“VRDN”) which are measured at fair value on a recurring basis.  The VRDN’s fall into the Level 2 category under the guidance of SFAS 157. The Company did invest in VRDN’s during the quarter ended June 30, 2008, but did not hold any short-term investments in VRDN’s at June 30, 2008.  There were no gains or losses (realized or unrealized) during the three months ended June 30, 2008 related to these investments.   As of June 30, 2008, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss is reported under "Investment income (expense)" in the condensed consolidated statement of income.

9.	Financing Arrangements

In September 2007, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2009.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of June 30, 2008, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At June 30, 2008, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding. The credit facility is secured by substantially all of the Company’s assets. Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at June 30, 2008 was 2.46%.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

10.	Segment Information

The Company operates in two business segments, providing overnight air cargo services to the express delivery services industry and aviation ground support and other specialized equipment products and services to passenger and cargo airlines, airports, the military and industrial customers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company’s air cargo operations are comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries and the Company’s ground support operations consist of its Global Ground Support, LLC (“GGS”) and Global Aviation Services, LLC (“GAS”) subsidiaries. The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three Months Ended June 30,
	2008	2007
Operating Revenues:
Overnight Air Cargo	$9,455,564	$8,512,451
Ground Equipment:
Domestic	11,882,013	7,185,016
International	1,079,000	98,500
Total Ground Equipment	12,961,013	7,283,516
Total	$22,416,577	$15,795,967

Operating Income
Overnight Air Cargo	$841,428	$353,389
Ground Equipment	2,013,692	1,212,786
Corporate	(774,601)	(591,255)
Total	$2,080,519	$974,920

Capital Expenditures:
Overnight Air Cargo	$14,345	$15,823
Ground Equipment	9,548	38,439
Corporate	38,012	47,019
Total	$61,905	$101,281

Depreciation and Amortization:
Overnight Air Cargo	$69,869	$110,058
Ground Equipment	32,671	12,261
Corporate	8,798	1,555
Total	$111,338	$123,874

	As of:
	June 30, 2008	March 31, 2008
Identifiable Assets:
Overnight Air Cargo	$2,827,953	$5,456,968
Ground Equipment	21,902,018	18,290,440
Corporate	3,095,988	3,560,202
Total	$27,825,959	$27,307,610

11.	Commitments and Contingencies

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global Ground Support, LLC (“GGS”) for installation at the Philadelphia, Pennsylvania airport, and maintained by GGS, collapsed on an Airbus A330 aircraft operated by U.S. Airways.  While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured.  The operator of the deicing boom claimed to suffer injuries in connection with the collapse.  Immediately following this incident, the remaining eleven fixed-stand deicing booms sold by GGS and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness.  These booms include 114-foot smaller deicing booms, as well as additional 135-foot extended deicing booms.  All of these booms were designed, fabricated and installed by parties other than GGS and are the only booms of this model that have been sold by GGS.

In June 2005, after an independent structural engineering firm’s investigation identified specific design flaws and structural defects in the remaining 11 booms and GGS’s subcontractor declined to participate in efforts to return the remaining 11 booms to service, GGS agreed with the City of Philadelphia to effect specific repairs to the remaining 11 booms.  Under this agreement, GGS agreed to make the repairs to these booms at its expense and reserved its rights to recover these expenses from any third party ultimately determined to be responsible for defects and flaws in these booms.  The agreement provided that if GGS performed its obligations under the agreement, the City of Philadelphia would not pursue any legal remedies against GGS for the identified design flaws and structural defects with respect to these 11 booms.  However, the City of Philadelphia retained its rights with respect to any cause of action arising from the collapse of the boom in February 2005.  GGS has completed the repair, installation and recertification of these 11 deicing booms.

GGS has been named as a defendant in three legal actions arising from the February 2005 boom collapse at the Philadelphia airport.  In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against GGS and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and including approximately $1 million for the loss of use of the aircraft while it was being repaired. Discovery is continuing in this case and a trial has been set for November 2008.  In the second action, Emerson vs. Elliott Equipment Company, et al., filed in the Philadelphia County Court of Common Pleas, the boom operator sought to recover unspecified damages from GGS and its subcontractor for injuries arising from the collapse of the boom.  This matter was initiated on October 21, 2005 and was called for trial in June 2008.  During the initial phase of that trial, a settlement was negotiated to resolve that claim in its entirety.  While the amount of the settlement and specific contributions by the four defendants is confidential, GGS's share, which was paid entirely by GGS's insurer, had no material impact on the total liability insurance available to GGS.

The remaining limits of the product liability insurance maintained by GGS is well in excess of the amount of the remaining claim by US Airways, which claim is being defended by its product liability insurance carrier.  GGS’s insurance coverage does not extend to the costs incurred by GGS to examine and repair the other 11 booms at the Philadelphia airport.

The third lawsuit is a claim brought in December 2006, on behalf of the City of Philadelphia captioned City of Philadelphia v. Elliott Equipment Company, et al., which was filed in the Philadelphia County Court of Common Pleas.  In that action, the City seeks to recover for the cost of replacing the boom that was destroyed in the February 2005 accident.  It is estimated that the cost for replacing that boom assembly through a third party could approach $600,000, but with a number of the components not damaged, and use of internal sources to replace damaged items, that cost could be substantially lowered.  That matter is in its early stage and a trial is anticipated for November 2008, based on the current scheduling order.  GGS’s product liability insurance carrier has denied coverage with respect to the third lawsuit claiming that it seeks replacement of allegedly defective products.  GGS has included in its claims against its subcontractor any losses it may suffer in connection with the claims alleged in this lawsuit.  In light of the claims asserted in this action directly against GGS's subcontractor and the related claims made by GGS against its subcontractor, management does not believe that the ultimate liability, if any, of GGS for losses alleged in this lawsuit would be material to the Company's financial position or results of operations.

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended June 30,
	2008		2007

Overnight Air Cargo Segment:
FedEx	$9,456	42%	$8,512	54%

Ground Equipment Segment:
Military	8,795	39%	5,729	36%
Commercial - Domestic	3,087	14%	1,456	9%
Commercial - International	1,079	5%	99	1%
	12,961	58%	7,284	46%
	$22,417	100%	$15,796	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the military.  Under the terms of dry-lease service agreements, which currently cover all of the 87 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined contributed approximately $9,456,000 and $8,512,000 to the Company’s revenues for the three-month periods ended June 30, 2008 and 2007, respectively, a current year increase of $944,000 (11%).

GGS and GAS manufacture, service and support aircraft deicers and ground support equipment and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures four models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  In June 2003 GGS was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS recently finalized a three-year maintenance services contract with a large domestic airline.  GAS is providing aircraft ground support equipment and airport facility maintenance services at a number of locations.  Currently, GAS supports eight customers with aircraft ground support equipment and airport maintenance facilities at 13 domestic airports and supports 15 additional airports through traveling technicians.

GGS and GAS combined contributed approximately $12,961,000 and $7,284,000 to the Company’s revenues for the three-month periods ended June 30, 2008 and 2007, respectively.  The $5,677,000 (78%) increase in revenues was due to an increase in the number of military deicing units delivered, an increase in the number of commercial catering trucks and a smaller increase in the number of international commercial orders completed during the current period. GAS also contributed additional service revenue of $1,600,000 in the quarter ended June 30, 2008 with no revenues in the corresponding prior year quarter, as operations did not begin until September 2007.  At June 30, 2008, Global’s order backlog was $21.3 million compared to $25.3 million at March 31, 2008 and $17.8 million at June 30, 2007.

First Quarter Highlights

Revenues for GGS for the quarter ended June 30, 2008 were up 56% over the comparable prior year quarter.  GGS operated at unusually high production levels for the first quarter as a result of the significant backlog at March 31, 2008.  GGS produced and delivered a high volume of deicers to the military in the first quarter as well as a high volume of commercial catering trucks.  In addition, GGS delivered a number of other commercial units to various international customers in the first quarter.  GGS’s gross margin percentage for the quarter was down slightly, as material costs, primarily steel, have risen since the prior year comparable quarter, and margins on catering trucks are less than on deicing trucks.

During the quarter ended June 30, 2008, revenues from our GAS subsidiary totaled $1,600,000.  This new line of business continues to expand its customer base.  GAS’s main challenges are to add additional customers to optimally utilize our staffing capacity and to manage accounts receivable in a difficult operating environment and industry.

The recent increases in the cost of fuel have not had any direct impact on our air cargo operating results, as that segment of our business is operated entirely under dry lease agreements, which provide that all cost of fuel is passed on and reimbursed by our customer.  Our ground equipment segment is indirectly impacted to the extent that the cost of fuel affects our commercial airline customers and their ability to purchase and pay for our ground equipment and related services.  This is reflected in our increased allowance for doubtful accounts receivable this quarter.

The number of aircraft that we operate for FedEx has decreased from 89 during the quarter ended March 31, 2008 to 87 for the quarter ended June 30, 2008.  A number of FedEx aircraft that we operate were damaged by a tornado in Greensboro, North Carolina, including two ATR-42 aircraft that were damaged beyond repair.  This decrease in the number of aircraft will reduce the administrative fees that we receive on a monthly basis but we do not expect that it will have a material impact on our results of operations for the year ending March 31, 2009.

One of the lawsuits in connection with the 2005 Philadelphia boom incident was settled during the quarter.  A settlement was reached with all parties, with no additional financial impact to the Company.  For a complete discussion of this settlement and the ongoing status of the related matters, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses.  Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions.  The Company’s estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from estimates.  The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, warranty reserves, deferred tax asset valuation, stock based compensation and retirement benefit obligations.

Following is a discussion of critical accounting policies and related management estimates and assumptions.

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable in the amount of $568,000 and $268,000, respectively, as of June 30, 2008 and March 31, 2008, was established based on management’s estimates of the collectability of accounts receivable.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s inventories are valued at the lower of cost or market.  Reserves for excess and obsolete inventories in the amount of $937,000 and $908,000, respectively, as of June 30, 2008 and March 31, 2008, are based on assessment of the marketability of slow-moving and obsolete inventories.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves.  The Company warranties its ground equipment products for up to a two-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.  Warranty reserves were $148,000 and $144,000 at June 30, 2008 and March 31, 2008 respectively.

Deferred Taxes.  Company judgment of the recoverability of certain of these deferred tax assets is based primarily on estimates of current and expected future earnings and tax planning.

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

Retirement Benefits Obligation.  The Company currently determines the value of retirement benefits assets and liabilities on an actuarial basis using a 4.0% discount rate.  Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used.  Changes in the discount rate used will affect the amount of pension liability as well as pension gain or loss recognized in other comprehensive income.

Revenue Recognition.  Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and title has passed to customers.

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and GGS has been awarded two three-year extensions on the contract.  Although sales remain somewhat seasonal, this diversification has lessened the seasonal impacts and allowed the Company to be more efficient in its planning and production.  The air cargo segment of business has, historically, not been susceptible to seasonal trends.

Results of Operations

First Quarter 2009 Compared to First Quarter 2008

Consolidated revenue increased $6,621,000 (42%) to $22,417,000 for the three-month period ended June 30, 2008 compared to its equivalent 2007 period. The increase in revenues resulted from a number of factors.  Revenues in the air cargo segment were up $943,000 (11%) primarily as a result of increased flight and maintenance department costs passed through to its customer at cost, increases in the number of maintenance labor hours as well as the maintenance labor rate, quarter over quarter.  As noted in previous filings, the Company received approval from its customer for an 8.5% increase in its maintenance billable hour rate in June 2007 and an additional 4% increase in January 2008.  Revenues in the ground equipment segment increased $5,678,000 (78%) to $12,961,000 as a result of a significant increase in the number of deicing units delivered to the military during the first quarter of fiscal 2009, as well as a significant order and delivery of commercial catering trucks in the three-month period ended June 30, 2008.  In addition, GAS, which is also included in the ground equipment segment, provided revenues of $1,600,000 during the three-month period ended June 30, 2008, with no comparable revenues in the prior years.

Operating expenses increased  $5,515,000 (37%) to $20,336,000 for the three-month period ended June 30, 2008 compared to its equivalent 2007 period. The principal component of this increase was a $4,108,000 increase in ground operating expenses driven primarily by the current quarter’s increase in units sold, and to a lesser extent by an increase in material costs, principally steel, as well as the operating costs associated with the GAS revenue.

Non-operating income, net, only increased $6,000 for the three-month period ended June 30, 2008 compared to the equivalent 2007 period, although there were some significant swings within this line item.  Interest expense decreased significantly as the Company elected to pay off the inventory flooring subsequent to the first quarter of the prior year.  Investment income also declined significantly as a result of lesser rates of return on cash investments as well as a reduced investment balance.

Pretax earnings increased $1,112,000 for the three-month period ended June 30, 2008 compared to 2007, principally due to the above-stated increase in revenues in both segments and the resulting margins generated by both segments.  The Company has been able to add the additional revenue without significantly increasing overhead and administrative costs, so that the majority of the additional operating income has resulted in bottom line profit to the Company.

During the three-month period ended June 30, 2008, the Company recorded  $745,000 income tax expense, which resulted in an estimated annual tax rate of 35.7%, the same effective rate for the comparable quarter in 2007.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction

Liquidity and Capital Resources

As of June 30, 2008 the Company's working capital amounted to $15,389,000, an increase of  $289,000 compared to March 31, 2008. The change was due to a combination of factors but principally an increase in inventories, a decrease in short-term investments and accounts receivable, and the classification of the aircraft term loan from long-term to current as it matures in April 2009.  The increase  in inventories is the result of the increased production levels in the ground equipment segment.  The short-term investments have been liquidated to fund the increased inventory levels.  We believe these increased inventory levels are appropriate for the current levels of production.  Accounts receivable have decreased by $364,000 from March 31, 2008, but are very high compared to the historical levels ($4,305,000 at June 30, 2007).  This can be attributed to the much higher level of revenues than is typical for our first quarter, but also to a slow down in the payment of accounts receivable by specific customers.  The Company has increased its allowance for doubtful accounts by $300,000 this quarter, but believes the majority of the balances remain collectable, although slower paying.

In September 2007, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2009.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of June 30, 2008, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2008, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at June 30, 2008 was 2.46%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company did not maintain an outstanding balance under the line of credit during the quarter ended June 30, 2008, changes in the LIBOR rate during that period would not have affected its interest expense for the quarter.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

The respective three-month periods ended June 30, 2008 and 2007 resulted in the following changes in cash flow: operating activities used $1,182,000 and provided $2,213,000 in 2008 and 2007, respectively, investing activities provided $1,937,000 and used $101,000 in 2008 and 2007, respectively, and financing activities used $763,000 and $1,192,000 in 2008 and 2007, respectively.  Net cash decreased $8,000 and increased $920,000 during the three-months ended June 30, 2008 and 2007, respectively.

Cash used by operating activities was $3,395,000 more for the three-months ended June 30, 2008 compared to the similar 2007 period, principally due to decreased accounts receivable collections and increased inventory levels in the current quarter.

Cash provided by investing activities for the three-months ended June 30, 2008 was $2,039,000 more than the comparable period in 2007 due to the sale of short-term investments in the current quarter.

Cash used by financing activities was $428,000 less in the 2008 three-month period than in the corresponding 2007 period principally due to funds used in the stock repurchase program in the prior period, with no similar program in the current period.  This decrease was partially offset by an increased cash dividend paid out in the current period as the Company increased its dividend from $0.25 per share in the prior year period to $0.30 per share in the current period.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.30 per share cash dividend in June 2008.

Contingencies

The Company is subject to significant contingencies associated with the February 28, 2005 de-icing boom collapse in Philadelphia and resulting litigation.  These matters are described in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, which is incorporated herein by reference.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business.  For a description of material pending legal proceedings, see Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, which is incorporated by reference into this item.

Item 6.  Exhibits

(a) Exhibits

No.           Description

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission file No. 0-11720)

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (Commission file No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Commission file No. 0-11720)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications
__________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  August 11, 2008
/s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

/s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)