Form 10-Q
period 2008-09-30
AIR T INC
filed 2008-10-31
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                             (Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number:  0-11720

                                                                                           Air T, Inc.
                                                                                                               (Exact name of registrant as specified in its charter)

                                                                                                                 Delaware                                                                                  52-1206400
                                                                 (State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

                                                                                                                                         3524 Airport Road, Maiden, North Carolina 28650
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

                                Large Accelerated Filer    Accelerated Filer     Non-Accelerated Filer     Smaller Reporting Company   ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                                              Yes                                     No   x

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                                     Outstanding Shares at October 27, 2008
Common Shares, par value of $.25 per share                                                                                        2,424,506

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS
		PAGE #
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3
	Three Months and Six Months Ended September 30, 2008 and 2007 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	September 30, 2008 (Unaudited) and March 31, 2008

	Condensed Consolidated Statements of Cash Flows	5
	Six Months Ended September 30, 2008 and 2007 (Unaudited)

	Condensed Consolidated Statements of Stockholders’ Equity	6
	Six Months Ended September 30, 2008 and 2007 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4(T)	Controls and Procedures	18

	PART II

Item 1.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6	Exhibits	19
	Signatures	20
	Exhibit Index	21
	Exhibits Including Certifications	22

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating Revenues:
Overnight air cargo	$11,560,980	$9,503,715	$21,016,544	$18,016,166
Ground equipment sales	10,709,743	7,684,881	22,050,748	14,968,397
Ground support services	1,741,598	223,221	3,361,606	223,221
	24,012,321	17,411,817	46,428,898	33,207,784

Operating Expenses:
Flight-air cargo	5,302,006	4,910,228	10,040,781	9,260,290
Maintenance-air cargo	4,531,386	3,171,403	7,587,878	6,010,564
Ground equipment sales	8,115,827	5,979,271	16,159,375	11,157,639
Ground support services	1,267,160	131,174	2,509,601	131,174
General and administrative	2,666,232	2,246,464	5,809,696	4,583,370
Depreciation and amortization	111,265	125,048	222,603	248,922
	21,993,876	16,563,588	42,329,934	31,391,959

Operating Income	2,018,445	848,229	4,098,964	1,815,825

Non-operating Expense (Income):
Interest expense	22,512	64,334	35,734	121,581
Investment income	(40,220)	(47,345)	(58,173)	(113,882)
Other	339	(3,399)	339	101
	(17,369)	13,590	(22,100)	7,800

Earnings Before Income Taxes	2,035,814	834,639	4,121,064	1,808,025

Income Taxes	714,000	296,989	1,459,000	644,007

Net Earnings	$1,321,814	$537,650	$2,662,064	$1,164,018

Basic and Diluted Net Earnings Per Share	$0.55	$0.22	$1.10	$0.47

Dividends Declared Per Share	$-	$-	$0.30	$0.25

Weighted Average Shares Outstanding:
Basic	2,424,115	2,432,392	2,423,812	2,446,949
Diluted	2,437,653	2,432,392	2,424,929	2,446,949

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$975,722	$51,858
Short-term investments	2,006,250	2,004,761
Accounts receivable, less allowance for
doubtful accounts of $410,600 and $267,700	10,281,334	12,272,390
Notes and other non-trade receivables-current	59,168	48,334
Inventories	11,251,359	7,961,436
Deferred income taxes	793,000	736,000
Prepaid expenses and other	310,739	343,906
Total Current Assets	25,677,572	23,418,685

Property and Equipment, net	1,723,808	1,846,400

Deferred Income Taxes	471,000	422,000
Cash Surrender Value of Life Insurance Policies	1,402,444	1,368,442
Notes and Other Non-Trade Receivables-LongTerm	148,343	165,753
Other Assets	89,177	86,330
Total Assets	$29,512,344	$27,307,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,560,912	$5,608,735
Accrued expenses	2,670,753	2,530,945
Income taxes payable	80,669	58,000
Deferred Retirement Obligation	787,675	-
Current portion of long-term obligations	520,311	121,478
Total Current Liabilities	9,620,320	8,319,158

Capital Lease and Other Obligations	-	59,996
Long-term Debt (less current portion)	56,597	461,384
Deferred Retirement Obligation	-	752,515

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,424,506 and 2,423,506 shares issued and outstanding	606,126	605,876
Additional paid in capital	5,875,787	5,700,002
Retained earnings	13,385,206	11,450,192
Accumulated other comprehensive loss, net	(31,692)	(41,513)
Total Stockholders' Equity	19,835,427	17,714,557
Total Liabilities and Stockholders’ Equity	$29,512,344	$27,307,610

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,662,064	$1,164,018
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Change in accounts receivable and inventory reserves	(118,425)	(133,106)
Depreciation and amortization	222,603	248,922
Change in cash surrender value of life insurance	(34,002)	(34,003)
Gain on sale of assets	(16,275)	-
Deferred income taxes	(112,277)	(34,034)
Periodic pension cost	51,258	4,608
Warranty reserve	63,000	(89,000)
Compensation expense related to stock options	169,660	174,556
Change in operating assets and liabilities:
Accounts receivable	2,147,926	(913,171)
Notes receivable and other non-trade receivables	6,576	53,528
Inventories	(3,328,368)	(686,297)
Prepaid expenses and other	30,320	124,168
Accounts payable	(47,823)	(642,716)
Accrued expenses	76,808	(157,224)
Income taxes payable	22,669	(433,724)
Total adjustments	(866,350)	(2,517,493)
Net cash provided by (used in) operating activities	1,795,714	(1,353,475)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	6,679,235	-
Purchase of investments	(6,663,595)	-
Capital expenditures	(100,865)	(224,608)
Net cash provided by (used in) investing activities	(85,225)	(224,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net aircraft term loan payments	(56,533)	(64,532)
Payment of cash dividend	(727,050)	(610,851)
Payment on capital leases	(9,417)	(6,259)
Net borrowings on line of credit	-	1,946,606
Proceeds from exercise of stock options	6,375	-
Repurchase of common stock	-	(712,886)
Net cash provided by (used in) financing activities	(786,625)	552,078
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	923,864	(1,026,005)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,858	2,895,499
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$975,722	$1,869,494

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of net actuarial losses	$9,821	$-
Change in fair value of marketable securities	-	18,744
Property and equipment transferred to inventory	-	(458,300)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$29,985	$134,469
Income taxes	1,548,416	1,113,354

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2007	2,509,998	$627,499	$6,058,070	$8,658,606	$104,558	$15,448,733

Net earnings				1,164,018
Other comprehensive income,
net of tax					18,744
Comprehensive Income						1,182,762
Cash dividend ($0.25 per share)				(610,851)		(610,851)
Compensation expense related to
stock options			174,556			174,556
Stock repurchase	(86,492)	(21,623)	(691,263)			(712,886)
Balance, September 30, 2007	2,423,506	$605,876	$5,541,363	$9,211,773	$123,302	$15,482,314

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2008	2,423,506	$605,876	$5,700,002	$11,450,192	$(41,513)	$17,714,557

Net earnings				2,662,064
Other comprehensive income,
net of tax					9,821
Comprehensive Income						2,671,885
Cash dividend ($0.30 per share)				(727,050)		(727,050)
Exercise of stock options	1,000	250	6,125			6,375
Compensation expense related to
stock options			169,660			169,660
Balance, September 30, 2008	2,424,506	$606,126	$5,875,787	$13,385,206	$(31,692)	$19,835,427

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2008 and March 31, 2008 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three and six-month periods ended September 30, 2008 and 2007 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

3.	Comprehensive Income

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Net earnings	$1,321,814	$537,650	$2,662,064	$1,164,018

Other Comprehensive Income:
Change in Fair Value of Marketable
Securities (Net of tax)	-	9,372	-	18,744
Amortization of Net Actuarial Losses (Net
of tax)	6,049	-	9,821	-

Total Comprehensive Income	$1,327,863	$547,022	$2,671,885	$1,182,762

4.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Net earnings	$1,321,814	$537,650	$2,662,064	$1,164,018

Basic and Diluted Net Earnings Per Share	$0.55	$0.22	$1.10	$0.47

Weighted Average Shares Outstanding:
Basic	2,424,115	2,432,392	2,423,812	2,446,949
Diluted	2,437,653	2,432,392	2,424,929	2,446,949

At September 30, 2007, options to acquire 241,000 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

5.	Inventories

Inventories consisted of the following:

	September 30,	March 31,
	2008	2008
Aircraft parts and supplies	$468,044	$481,913
Ground equipment manufacturing:
Raw materials	9,234,819	5,548,635
Work in process	1,912,082	1,724,522
Finished goods	582,553	1,114,059
Total inventories	12,197,498	8,869,129
Reserves	(946,139)	(907,693)

Total, net of reserves	$11,251,359	$7,961,436

6.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)”), Share-Based Payment.

No options were granted during the six months ended September 30, 2008 and 2007.  During the six months ended September 30, 2008, options were exercised for 1,000 shares at $6.375 per share.  No options were exercised during the six months ended September 30, 2007.  Stock based compensation expense has been recognized in the amount of $84,830 and $87,278 for the three months and $169,660 and $174,556 for the six months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there was $304,000 of unrecognized compensation expense to be recognized through December 31, 2009.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Liabilities.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for the Company April 1, 2008.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Although the Company has adopted SFAS 159 as of April 1, 2008, we have not elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations.  SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year).  The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after April 1, 2009.

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

The Company adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the condensed consolidated financial statements as of September 30, 2008. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The Company has periodically entered into short-term investments in Variable Rate Demand Notes (“VRDN”) which are measured at fair value on a recurring basis.  The VRDN’s fall into the Level 2 category under the guidance of SFAS 157.  The VRDN’s are traded at par value and have a market value equal to cost plus any accrued interest at September 30, 2008.  There were no gains or losses (realized or unrealized) during the three and six months ended September 30, 2008 related to these investments. The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008, were as follows:

	Fair Value Measurements at September 30, 2008
	Total	Level 1	Level 2	Level 3

Variable rate demand notes and accrued interest	$2,006,250	-	$2,006,250	-

The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss would be reported under "Investment income (expense)" in the Condensed Consolidated Statement of Income.

9.	Financing Arrangements

In August 2008, the expiration date of the Company’s $7,000,000 secured long-term revolving credit line was extended to August 31, 2010.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of September 30, 2008, the Company was in compliance with all of the restrictive covenants.  The credit facility is secured by substantially all of the Company’s assets.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At September 30, 2008, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at September 30, 2008 was 3.93%.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

10.	Segment Information

The Company operates in three business segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company evaluates the performance of its operating segments based on operating income.  Prior to the quarter ended September 30, 2008, the Company had determined that the operations of GAS were not significant enough to justify separate segment reporting and had only reported two operating segments, previously combining GGS and GAS into a single segment.  The Company has modified the prior periods segment information to conform to the current period presentation.

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Overnight Air Cargo	$11,560,980	$9,503,715	$21,016,544	$18,016,166
Ground Equipment Sales:
Domestic	8,849,333	7,268,821	19,153,428	14,453,837
International	1,860,410	416,060	2,897,320	514,560
Total Ground Equipment Sales	10,709,743	7,684,881	22,050,748	14,968,397
Ground Support Services	1,741,598	223,221	3,361,606	223,221
Total	24,012,321	$17,411,817	$46,428,898	$33,207,784

Operating Income
Overnight Air Cargo	$936,398	$512,889	$1,777,826	$858,954
Ground Equipment Sales	1,594,990	821,168	3,674,057	2,033,954
Ground Support Services	194,509	20,313	129,134	20,313
Corporate	(707,452)	(506,141)	(1,482,053)	(1,097,396)
Total	$2,018,445	$848,229	$4,098,964	$1,815,825

Capital Expenditures:
Overnight Air Cargo	$1,275	$31,807	$15,620	$47,630
Ground Equipment Sales	3,580	5,377	7,185	43,816
Ground Support Services	34,105	66,925	40,048	66,925
Corporate	-	19,218	38,012	66,237
Total	$38,960	$123,327	$100,865	$224,608

Depreciation and Amortization:
Overnight Air Cargo	$67,545	$106,270	$137,414	$216,328
Ground Equipment Sales	9,670	15,024	22,397	27,285
Ground Support Services	23,208	-	43,152	-
Corporate	10,842	3,754	19,640	5,309
Total	$111,265	$125,048	$222,603	$248,922

	As of:
	30-Sep-08	31-Mar-08
Identifiable Assets:
Overnight Air Cargo	$4,094,916	$5,456,968
Ground Equipment Sales	18,979,046	16,868,328
Ground Support Services	1,435,723	1,422,112
Corporate	5,002,659	3,560,202
Total	$29,512,344	$27,307,610

11.	Commitments and Contingencies

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by GGS for installation at the Philadelphia, Pennsylvania airport, and maintained by GGS, collapsed on an Airbus A330 aircraft operated by U.S. Airways.  While the aircraft suffered some structural damage, no passengers or crew on the aircraft were injured.  The operator of the deicing boom claimed to suffer injuries in connection with the collapse.  Immediately following this incident, the remaining eleven fixed-stand deicing booms sold by GGS and installed at the Philadelphia airport were placed out of service pending investigation of their structural soundness.  These booms include smaller 114-foot deicing booms, as well as additional extended reach 135-foot deicing booms.  All of these booms were designed, fabricated and installed by parties other than GGS and are the only booms of this model that have been sold by GGS.

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

GGS has been named as a defendant in three legal actions arising from the February 2005 boom collapse at the Philadelphia airport.  In the first, U.S. Airways vs. Elliott Equipment Company, et al., which is pending in United States District Court for the Eastern District of Pennsylvania, U.S. Airways initiated an action on April 7, 2006 against GGS and its subcontractor seeking to recover approximately $2.9 million, representing the alleged cost to repair the damaged Airbus A330 aircraft and including approximately $1 million for the loss of use of the aircraft while it was being repaired. Discovery and pre-trial disclosures have now been completed in this lawsuit and the case is scheduled for trial in November 2008.

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

The third lawsuit is a claim brought in December 2006, on behalf of the City of Philadelphia captioned City of Philadelphia v. Elliott Equipment Company, et al., which was filed in the Philadelphia County Court of Common Pleas.  In that action, the City seeks to recover for the cost of replacing the boom that was destroyed in the February 2005 accident.  It is estimated that the cost for replacing that boom assembly through a third party could approach $600,000, but with a number of the components not damaged, and use of internal sources to replace damaged items, that cost could be substantially lowered.  That matter has completed the pre-trial discovery phase and will likely be called for trial in the early part of 2009, based on the current scheduling order.  GGS’s product liability insurance carrier has denied coverage with respect to the third lawsuit claiming that it seeks replacement of allegedly defective products.  GGS has included in its claims against its subcontractor any losses it may suffer in connection with the claims alleged in this lawsuit.  In light of the claims asserted in this action directly against GGS's subcontractor and the related claims made by GGS against its subcontractor, management does not believe that the ultimate liability, if any, of GGS for losses alleged in this lawsuit would be material to the Company's financial position or results of operations.

On August 4, 2005, GGS commenced litigation in the Court of Common Pleas, Philadelphia County, Pennsylvania against Glazer Enterprises, Inc. t/a Elliott Equipment Company, GGS’s subcontractor that designed, fabricated and warrantied the booms at the Philadelphia airport, seeking to recover approximately $905,000 in costs incurred by GGS in fiscal 2006 in connection with repairing the 11 booms and any damages arising from the collapse of the boom in February 2005.  That case has been removed to federal court and is pending before United States District Court for the Eastern District of Pennsylvania and has been assigned to the same judge before whom the U.S. Airways litigation is pending against GGS.  Discovery and pre-trial disclosures have now been completed in this lawsuit and the case is scheduled for trial in November 2008.  The Company cannot provide assurance that it will be able to recover its repair expenses and other losses, or otherwise be successful, in this action.

The Company is currently involved in certain personal injury matters, which involve pending or threatened lawsuits. Management believes the results of these pending or threatened lawsuits will not have a material adverse effect on the Company’s results of operations or financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in three business segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company evaluates the performance of its operating segments based on operating income.  Prior to the quarter ended September 30, 2008, the Company had reported two operating segments, previously combining GGS and GAS into a single segment.  The Company has modified the prior periods segment information to conform to the current period presentation.

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2007		2008		2007

Overnight Air Cargo Segment:
FedEx	$11,561	48%	$9,504	55%	$21,017	45%	$18,016	54%
Ground Equipment Sales Segment:
Military	2,462	10%	899	5%	11,258	25%	6,628	20%
Commercial - Domestic	6,388	27%	6,370	37%	7,896	17%	7,826	23%
Commercial - International	1,860	8%	416	2%	2,897	6%	515	2%
	10,710	45%	7,685	44%	22,051	48%	14,969	45%

Ground Support Services Segment	1,741	7%	223	1%	3,361	7%	223	1%
	$24,012	100%	$17,412	100%	$46,429	100%	$33,208	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the military.  Under the terms of dry-lease service agreements, which currently cover all of the 87 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  As a result, the fluctuating cost of fuel has not had any direct impact on our air cargo operating results.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined contributed approximately $21,017,000 and $18,016,000 to the Company’s revenues for the six-month periods ended September 30, 2008 and 2007, respectively, a current year increase of $3,001,000 (17%).

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures four models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  In June 2003 GGS was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.

GGS contributed approximately $22,051,000 and $14,969,000 to the Company’s revenues for the six-month periods ended September 30, 2008 and 2007, respectively.  The $7,082,000 (47%) increase in revenues was due to an increase in the number of military deicing units delivered, an increase in the number of commercial catering trucks and a smaller increase in the number of international commercial orders completed during the current period.  At September 30, 2008, GGS’s order backlog was $18.6 million compared to $25.3 million at March 31, 2008 and $17.3 million at September 30, 2007.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS recently finalized a three-year maintenance services contract with a large domestic airline.  GAS is providing aircraft ground support equipment and airport facility maintenance services at a number of locations.  Currently, GAS supports 36 customers with aircraft ground support equipment and airport maintenance facilities at 16 domestic airports and supports 18 additional airports through traveling technicians.

GAS contributed approximately $3,361,000 and $223,000 to the Company’s revenues for the six-month periods ended September 30, 2008 and 2007, respectively.  The $3,139,000 increase in revenues was due to GAS commencing operations in September 2007 and including only a single month of start up operations in the prior year period.  GAS has grown to 7% of consolidated revenues for the quarter and six-month period ended September 30, 2008.

Second Quarter Highlights

We have experienced two excellent quarters to begin this fiscal year, general economic and industry conditions continue to be a major concern for our company.  We are delighted with these quarterly results, but remain cautious about the remainder of the fiscal year.  In these difficult times, we are dedicated to conserving cash, watching costs, tightening our credit policies and maintaining our customer and vendor relationships.

Revenues for GGS for the quarter ended September 30, 2008 were up 39% over the comparable prior year quarter.  GGS operated at unusually high production levels for the second quarter as a result of the significant backlog at March 31, 2008.  Delivery of deicers to the military dropped significantly from the first quarter of this fiscal year, but were still considerably above the number of units delivered to the military in the comparable quarter of the prior year.  In the quarter, GGS also produced and delivered a high volume of commercial catering trucks, which offset lower than normal domestic commercial deicing truck deliveries in the quarter.  In addition, GGS delivered an increased number of deicing and other commercial units to international customers in the quarter.  GGS’s gross margin percentage for the quarter was consistent with the comparable quarter of a year ago, and down 5-1/2% from the first quarter of this fiscal year, due to a less profitable customer, product and accessory mix.

Our fleet of ATR aircraft is now reaching its first cycle of heavy maintenance since they were acquired and converted to freighter configuration.  As a result, maintenance hours have increased this quarter leading to increased revenues and profitability in our air cargo segment.

During the quarter ended September 30, 2008, revenues from our GAS subsidiary totaled $3,361,000.  This new line of business continues to expand its customer base.  GAS’s main challenges continue to be its ability to add additional customers to optimally utilize our staffing capacity at existing locations, to selectively add new stations, and to manage accounts receivable in a difficult operating environment and industry.

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

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable in the amount of $411,000 and $268,000, respectively, as of September 30, 2008 and March 31, 2008, was established based on management’s estimates of the collectability of accounts receivable.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s inventories are valued at the lower of cost or market.  Reserves for excess and obsolete inventories in the amount of $946,000 and $908,000, respectively, as of September 30, 2008 and March 31, 2008, are based on assessment of the marketability of slow-moving and obsolete inventories.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves.  The Company warranties its ground equipment products for up to a two-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.  Warranty reserves were $139,000 and $144,000 at September 30, 2008 and March 31, 2008 respectively.

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

Results of Operations

Second Quarter 2009 Compared to Second Quarter 2008

Consolidated revenue increased $6,601,000 (38%) to $24,012,000 for the three-month period ended September 30, 2008 compared to its equivalent 2007 period. The increase in revenues resulted from a number of factors.  Revenues in the air cargo segment were up $2,057,000 (22%) primarily as a result of increased flight and maintenance department costs passed through to its customer at cost, increases in the number of maintenance labor hours as well as the maintenance labor rate, quarter over quarter.  As noted in previous filings, the Company received approval from its customer for an 8.5% increase in its maintenance billable hour rate in June 2007 and an additional 4% increase in January 2008.  Revenues in the ground equipment segment increased $3,025,000 (39%) to $10,710,000 as a result of a significant increase in the number of deicing units delivered to the military during the second quarter of fiscal 2009, as well as a significant order and delivery of commercial catering trucks in the three-month period ended September 30, 2008.  In addition, GAS provided revenues of $1,742,000 during the three-month period ended September 30, 2008, compared to revenue of $223,000 in the prior year at its inception.

Operating expenses increased  $5,430,000 (33%) to $21,994,000 for the three-month period ended September 30, 2008 compared to its equivalent 2007 period.  The increase was due to a number of factors.  Operating expenses in the air cargo segment were up $1,752,000 (22%) primarily as a result of increased flight and maintenance departments costs passed through to its customer at cost.  Ground equipment segment operating costs increased $2,137,000 (36%) driven primarily by the current quarter’s increase in units sold.  The ground support services segment reported a $1,136,000 increase in operating expenses directly related to the increased revenue provided by GAS this quarter.  General and administrative expenses increased $420,000 to $2,666,000 for the three-month period ended September 30, 2008 compared to its equivalent 2007 period.  The increase was comprised of additional expenses associated with the GAS operations in the current year and a reduction in general and administrative expense of $170,000 in the quarter ended September 30, 2007 resulting from the Sautter Crane settlement in September 2007.

Non-operating income was a net income amount of $17,400 for the three-month period ended September 30, 2008 compared to a net expense amount of $13,600 in the equivalent 2007 period.  Interest expense decreased by $42,000, as the Company elected to utilize its available cash to pay off the chassis inventory flooring in the current year.  Investment income also declined by $7,000, due to lesser rates of return on cash investments as well as a reduced average investment balance.

Pretax earnings increased $1,201,000 for the three-month period ended September 30, 2008 compared to 2007, due to the above-stated increase in revenues in all segments and the resulting margins generated.  The Company has been able to add the additional revenue with lesser increases in overhead and administrative costs, so that the majority of the additional operating income has resulted in bottom line profit to the Company.

During the three-month period ended September 30, 2008, the Company recorded $714,000 income tax expense, which resulted in an estimated annual tax rate of 35.1%, which approximates the rate of 35.6% for the comparable quarter in 2007.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

First Six Months of 2009 Compared to First Six Months of 2008

Consolidated revenue increased $13,221,000 (40%) to $46,429,000 for the six-month period ended September 30, 2008 compared to its equivalent 2007 period. The increase in revenues resulted from a number of factors.  Revenues in the air cargo segment were up $3,000,000 (17%) primarily as a result of increased flight and maintenance department costs passed through to its customer at cost, increases in the number of maintenance labor hours as well as the maintenance labor rate, quarter over quarter.  As noted in previous filings, the Company received approval from its customer for an 8.5% increase in its maintenance billable hour rate in June 2007 and an additional 4% increase in January 2008.  Revenues in the ground equipment segment increased $7,082,000 (47%) to $22,051,000 as a result of a significant increase in the number of deicing units delivered to the military during the first six months of fiscal 2009, as well as a significant order and delivery of commercial catering trucks in the six-month period ended September 30, 2008.  In addition, GAS provided revenues of $3,361,000 during the six-month period ended September 30, 2008, compared to revenue of $223,000 in the prior year at its inception.

Operating expenses increased  $10,938,000 (35%) to $42,330,000 for the six-month period ended September 30, 2008 compared to its equivalent 2007 period.  The increase was also due to a number of factors.  Operating expenses in the air cargo segment were up $2,358,000 (15%) primarily as a result of increased flight and maintenance departments costs passed through to its customer at cost.  Ground equipment segment operating costs increased $5,002,000 (45%) driven primarily by the current quarter’s increase in units sold.  The ground support services segment reported a $2,378,000 increase in operating expenses directly related to the increased revenue provided by GAS this quarter.  General and administrative expenses increased $1,226,000 to $5,810,000 for the six-month period ended September 30, 2008 compared to its equivalent 2007 period.  The increase was comprised of additional expenses associated with the GAS operations in the current year and a reduction in general and administrative expense of $170,000 in the six-month period ended September 30, 2007 resulting from the Sautter Crane settlement in September 2007.

Non-operating income was a net income amount of $22,100 for the six-month period ended September 30, 2008 compared to a net expense amount of $7,800 in the equivalent 2007 period.  Interest expense decreased by $86,000 as the Company elected to utilize its available cash to pay off the chassis inventory flooring in the current year.  Investment income also declined by $56,000, as a result of lesser rates of return on cash investments as well as a reduced average investment balance.

Pretax earnings increased $2,313,000 for the six-month period ended September 30, 2008 compared to 2007, due to the above-stated increase in revenues in all segments and the resulting margins generated.  The Company has been able to add the additional revenue with lesser increases in overhead and administrative costs, so that a significant portion of the additional operating income has resulted in bottom line profit to the Company.

During the six-month period ended September 30, 2008, the Company recorded  $1,459,000 income tax expense, which resulted in an estimated annual tax rate of 35.4%, which approximates the rate of 35.6% for the comparable six month period in 2007.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

Liquidity and Capital Resources

As of September 30, 2008 the Company's working capital amounted to $16,057,000, an increase of $957,000 compared to March 31, 2008. The change was due to a combination of factors including net earnings, an increase in inventories, a decrease in accounts receivable, the classification of the aircraft term loan from long-term to current, as it matures in April 2009 and the classification of the $788,000 deferred retirement obligation from long-term to current as it may be paid out beginning in July 2009.  The increase in inventories is the result of the increased production levels in the ground equipment segment.  We believe these increased inventory levels are appropriate for the current and planned levels of production.  Accounts receivable have decreased by $1,991,000 from March 31, 2008, but remain high compared to the historical levels ($8,750,000 at September 30, 2007).  This can be attributed to the much higher level of revenues than is typical for our second quarter as well as the new revenues and accounts receivable generated by GAS.  The Company has increased its allowance for doubtful accounts by $143,000 since March 31, 2008, primarily related to the increase in revenues and accounts receivable generated by GAS, primarily with domestic airline customers.

In August 2008, the expiration date of the Company’s $7,000,000 secured long-term revolving credit line was extended to August 31, 2010.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  The credit facility is secured by substantially all of the Company’s assets.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of September 30, 2008, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2008, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at September 30, 2008 was 3.93%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was minimal during the quarter ended September 30, 2008, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

The respective six-month periods ended September 30, 2008 and 2007 resulted in the following changes in cash flow: operating activities provided $1,796,000 and used $1,353,000 in 2008 and 2007, respectively, investing activities used $85,000 and $225,000 in 2008 and 2007, respectively, and financing activities used $787,000 and provided $552,000 in 2008 and 2007, respectively.  Net cash increased $924,000 and decreased $1,026,000 during the six-months ended September 30, 2008 and 2007, respectively.

Cash provided by operating activities was $3,149,000 more for the six-months ended September 30, 2008 compared to the similar 2007 period, resulting from a significant increase in net earnings and increased accounts receivable collections, offset by increased inventory levels in the current six-month period.

Cash used by investing activities for the six-months ended September 30, 2008 was $139,000 less than the comparable period in 2007 primarily due to a reduced amount of capital expenditures in the current six-month period.

Cash used by financing activities was $1,339,000 more in the 2008 six-month period than in the corresponding 2007 period principally due to the Company using $713,000 in the stock repurchase program in the prior period, with no similar program in the current period and the Company borrowing $1,947,000 under the line of credit in the prior period, with no borrowings in the current period.

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

Impact of Inflation

The Company believes that the recent increases in inflation have not had a material effect on its operations, because increased costs to date have been passed on to its customers. Under the terms of its air cargo business contracts the major cost components of its operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed, without markup by its customer.  Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings and claims.  For a description of material pending legal proceedings, see Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, which is incorporated by reference into this item.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 2008 annual meeting of stockholders on September 25, 2008.

(b) Each of the individuals listed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 14, 2008 as nominees for election as directors was elected at the annual meeting.  These nominees are listed below.

(c) At the annual meeting, the stockholders voted on the election of all nine members of the Board of Directors, to approve a proposed amendment to the Company’s certificate of incorporation to eliminate personal liability of a director to the Company and its stockholders for monetary damages to the fullest extent permitted by law, and ratification of the appointment of Dixon Hughes PLLC to serve as the Company’s independent auditors for the fiscal year ending March 31, 2009. The following tables summarize the results of the voting on these matters.

Election of Directors

Nominee	Shares Voted For	Shares Voted Withheld

Walter Clark	1,944,846	36,106
John Parry	1,913,508	67,444
William H. Simpson	1,942,536	38,416
Claude S. Abernethy, Jr.	1,924,277	56,675
Sam Chesnutt	1,518,802	462,150
Allison T. Clark	1,939,271	41,681
George C. Prill	1,958,985	21,967
Dennis A. Wicker	1,931,393	49,559
J. Bradley Wilson	1,970,115	10,837

Amend Certificate of Incorporation

Shares Voted For	Shares Voted Against	Shares Cast to Abstain
1,953,307	24,171	3,472

Ratification of Appointment of Independent Auditors

Shares Voted For	Shares Voted Against	Shares Cast to Abstain
1,951,649	27,575	1,726

(d)  Not applicable

Item 6.  Exhibits

(a) Exhibits

No.           Description

3.1	Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (Commission file No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Commission file No. 0-11720)

10.1	Letter of Bank of America, N.A. extending term of line of credit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications
__________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  October 31, 2008
/s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

/s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)

AIR T, INC.
EXHIBIT INDEX

No.           Description of Document

3.3	Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008

3.4	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (Commission file No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Commission file No. 0-11720)

10.1	Letter of Bank of America, N.A. extending term of line of credit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.2	Section 1350 Certifications