Form 10-Q
period 2008-12-31
AIR T INC
filed 2009-01-30
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

            (Mark one)
xx	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number:  0-11720

                                                                                       Air T, Inc.
                             (Exact name of registrant as specified in its charter)

                                                                 Delaware                                                                               52-1206400
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

Yes___xx___                              No_______

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer____    Accelerated Filer_____     Non-Accelerated Filer ______    Smaller Reporting Company___xx___
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ______                                  No__xx____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                                     Outstanding Shares at January 23, 2009
                 Common Shares, par value of $.25 per share                        2,424,486

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS
		PAGE #
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3
	Three Months and Nine Months Ended December 31, 2008 and 2007 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	December 31, 2008 (Unaudited) and March 31, 2008

	Condensed Consolidated Statements of Cash Flows	5
	Nine Months Ended December 31, 2008 and 2007 (Unaudited)

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income	6
	Nine Months Ended December 31, 2008 and 2007 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4(T)	Controls and Procedures	18

	PART II

Item 1.	Legal Proceedings	19
Item 6	Exhibits	19
	Signatures	20
	Exhibit Index	21
	Certifications	22

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Operating Revenues:
Overnight air cargo	$10,846,052	$10,114,872	$31,862,596	$28,131,038
Ground equipment sales	10,649,024	10,019,701	32,699,772	24,988,098
Ground support services	2,042,497	1,014,277	5,404,103	1,237,498
	23,537,573	21,148,850	69,966,471	54,356,634

Operating Expenses:
Flight-air cargo	4,942,896	4,606,970	14,983,677	13,867,260
Maintenance-air cargo	4,356,229	3,904,042	11,944,107	9,914,606
Ground equipment sales	8,437,235	7,669,852	24,596,610	18,827,491
Ground support services	1,653,918	710,297	4,163,519	841,471
General and administrative	2,753,136	2,709,507	8,562,832	7,292,877
Depreciation and amortization	107,744	115,496	330,347	364,418
	22,251,158	19,716,164	64,581,092	51,108,123

Operating Income	1,286,415	1,432,686	5,385,379	3,248,511

Non-operating Expense (Income):
Lawsuit settlement income	(550,000)	-	(550,000)	-
Loss on retirement plan settlement	195,299	-	195,299	-
Interest expense	45,784	29,804	81,518	151,385
Investment income	(14,994)	(44,809)	(73,167)	(158,691)
Other	-	3,563	339	3,664
	(323,911)	(11,442)	(346,011)	(3,642)

Earnings Before Income Taxes	1,610,326	1,444,128	5,731,390	3,252,153

Income Taxes	636,000	524,108	2,095,000	1,168,115

Net Earnings	$974,326	$920,020	$3,636,390	$2,084,038

Basic and Diluted Net Earnings Per Share	$0.40	$0.38	$1.50	$0.85

Dividends Declared Per Share	$-	$-	$0.30	$0.25

Weighted Average Shares Outstanding:
Basic and Diluted	2,424,503	2,423,506	2,424,043	2,439,077

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,412,930	$51,858
Short-term investments	2,000,000	2,004,761
Accounts receivable, less allowance for
doubtful accounts of $252,500 and $267,700	8,936,558	12,272,390
Notes and other non-trade receivables-current	382,644	48,334
Income tax receivable	121,000	-
Inventories	9,693,126	7,961,436
Deferred income taxes	752,000	736,000
Prepaid expenses and other	384,781	343,906
Total Current Assets	24,683,039	23,418,685

Property and Equipment, net	1,677,964	1,846,400

Deferred Income Taxes	582,000	422,000
Cash Surrender Value of Life Insurance Policies	1,419,445	1,368,442
Notes and Other Non-Trade Receivables-LongTerm	322,659	165,753
Other Assets	89,432	86,330
Total Assets	$28,774,539	$27,307,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,825,924	$5,608,735
Accrued compensation to executive	950,000	-
Accrued expenses	2,556,787	2,530,945
Income taxes payable	-	58,000
Current portion of long-term obligations	491,752	121,478
Total Current Liabilities	7,824,463	8,319,158

Capital Lease and Other Obligations	23,923	59,996
Long-term Debt (less current portion)	-	461,384
Deferred Retirement Obligation	-	752,515

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,424,486 and 2,423,506 shares issued and outstanding	606,121	605,876
Additional paid in capital	5,960,500	5,700,002
Retained earnings	14,359,532	11,450,192
Accumulated other comprehensive loss, net	-	(41,513)
Total Stockholders' Equity	20,926,153	17,714,557
Total Liabilities and Stockholders’ Equity	$28,774,539	$27,307,610

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,636,390	$2,084,038
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Change in accounts receivable and inventory reserves	(606)	126,747
Depreciation and amortization	330,347	364,418
Change in cash surrender value of life insurance	(51,003)	(51,004)
Gain on sale of assets	(16,275)	-
Deferred income taxes	(176,000)	(149,801)
Periodic pension cost	45,829	6,912
Loss on retirement plan settlement	195,299	-
Warranty reserve	195,528	70,000
Compensation expense related to stock options	254,490	261,834
Change in operating assets and liabilities:
Accounts receivable	3,324,492	73,163
Notes receivable and other non-trade receivables	(491,216)	62,776
Inventories	(1,746,244)	(813,561)
Prepaid expenses and other	(43,977)	(90,200)
Accounts payable	(1,782,811)	(1,160,986)
Accrued expenses	(171,816)	(516,121)
Income taxes payable	(179,000)	(74,297)
Total adjustments	(312,963)	(1,890,120)
Net cash provided by (used in) operating activities	3,323,427	193,918
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	6,679,235	-
Purchase of investments	(6,657,345)	-
Capital expenditures	(162,765)	(374,655)
Net cash provided by (used in) investing activities	(140,875)	(374,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net aircraft term loan payments	(85,264)	(92,043)
Payment of cash dividend	(727,050)	(610,851)
Payment on capital leases	(15,419)	(14,076)
Net borrowings on line of credit	-	163,709
Proceeds from exercise of stock options	6,375	-
Repurchase of common stock	(122)	(712,886)
Net cash provided by (used in) financing activities	(821,480)	(1,266,147)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,361,072	(1,446,884)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,858	2,895,499
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,412,930	$1,448,615

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Change in fair value of marketable securities	$-	$5,477
Property and equipment transferred from inventory	-	(458,300)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$70,534	$187,541
Income taxes	2,477,644	1,393,446

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2007	2,509,998	$627,499	$6,058,070	$8,658,606	$104,558	$15,448,733

Net earnings				2,084,038
Other comprehensive income,
net of tax					5,477
Comprehensive Income						2,089,515
Cash dividend ($0.25 per share)				(610,851)		(610,851)
Compensation expense related to
stock options			261,834			261,834
Stock repurchase	(86,492)	(21,623)	(691,263)			(712,886)
Balance, December 31, 2007	2,423,506	$605,876	$5,628,641	$10,131,793	$110,035	$16,476,345

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2008	2,423,506	$605,876	$5,700,002	$11,450,192	$(41,513)	$17,714,557

Net earnings				3,636,390
Other comprehensive income,
net of tax					41,513
Comprehensive Income						3,677,903
Cash dividend ($0.30 per share)				(727,050)		(727,050)
Exercise of stock options	1,000	250	6,125			6,375
Compensation expense related to
stock options			254,490			254,490
Stock repurchase	(20)	(5)	(117)			(122)
Balance, December 31, 2008	2,424,486	$606,121	$5,960,500	$14,359,532	$-	$20,926,153

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

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2008 and March 31, 2008 condensed consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three and nine-month periods ended December 31, 2008 and 2007 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

3.	Comprehensive Income

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Net earnings	$974,326	$920,020	$3,636,390	$2,084,038

Other Comprehensive Income:
Change in Fair Value of Marketable
Securities (Net of tax)	-	(13,267)	-	5,477
Amortization of Net Actuarial Losses (Net
of tax)	37,741	-	41,513	-

Total Comprehensive Income	$1,012,067	$906,753	$3,677,903	$2,089,515

4.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Net earnings	$974,326	$920,020	$3,636,390	$2,084,038

Basic and Diluted Net Earnings Per Share	$0.40	$0.38	$1.50	$0.85

Weighted Average Shares Outstanding:
Basic and Diluted	2,424,503	2,423,506	2,424,043	2,439,077

At December 31, 2008 and 2007, respectively, options to acquire 234,000 and 241,000 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

5.	Inventories

Inventories consisted of the following:

	December 31,	March 31,
	2008	2008
Aircraft parts and supplies	$477,916	$481,913
Ground equipment manufacturing:
Raw materials	7,585,875	5,548,635
Work in process	1,681,405	1,724,522
Finished goods	870,178	1,114,059
Total inventories	10,615,374	8,869,129
Reserves	(922,248)	(907,693)

Total, net of reserves	$9,693,126	$7,961,436

6.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)”), Share-Based Payment.

No options were granted during the nine months ended December 31, 2008 and 2007.  During the nine months ended December 31, 2008, options were exercised for 1,000 shares at $6.375 per share.  No options were exercised during the nine months ended December 31, 2007.  Stock based compensation expense has been recognized in the amount of $84,830 and $87,278 for the three months and $254,490 and $261,834 for the nine months ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, there was $219,000 of unrecognized compensation expense to be recognized through December 31, 2009.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

8.	Fair Value of Financial Instruments

The Company adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the condensed consolidated financial statements as of December 31, 2008. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The Company has periodically entered into short-term investments in Variable Rate Demand Notes (“VRDN”) which are measured at fair value on a recurring basis.  The VRDN’s fall into the Level 2 category under the guidance of SFAS 157.  The VRDN’s are traded at par value and have a market value equal to cost at December 31, 2008.  There were no gains or losses (realized or unrealized) during the three and nine months ended December 31, 2008 related to these investments. The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008, were as follows:

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3

Variable rate demand notes	$2,000,000	-	$2,000,000	-

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

In August 2008, the expiration date of the Company’s $7,000,000 secured long-term revolving credit line was extended to August 31, 2010.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of December 31, 2008, the Company was in compliance with all of the restrictive covenants.  The credit facility is secured by substantially all of the Company’s assets.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At December 31, 2008, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at December 31, 2008 was .436%.

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

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Operating Revenues:
Overnight Air Cargo	$10,846,052	$10,114,872	$31,862,596	$28,131,038
Ground Equipment Sales:
Domestic	8,793,398	8,585,511	27,946,479	23,039,348
International	1,855,626	1,434,190	4,753,293	1,948,750
Total Ground Equipment Sales	10,649,024	10,019,701	32,699,772	24,988,098
Ground Support Services	2,042,497	1,014,277	5,404,103	1,237,498
Total	$23,537,573	$21,148,850	$69,966,471	$54,356,634

Operating Income
Overnight Air Cargo	$795,412	$860,661	$2,573,238	$1,719,615
Ground Equipment Sales	1,096,170	1,316,734	4,770,227	3,350,688
Ground Support Services	114,051	107,582	243,185	127,895
Corporate	(719,218)	(852,291)	(2,201,271)	(1,949,687)
Total	$1,286,415	$1,432,686	$5,385,379	$3,248,511

Capital Expenditures:
Overnight Air Cargo	$7,285	$8,909	$22,905	$56,539
Ground Equipment Sales	-	-	7,185	43,816
Ground Support Services	36,575	142,679	76,623	209,604
Corporate	18,040	(1,541)	56,052	64,696
Total	$61,900	$150,047	$162,765	$374,655

Depreciation and Amortization:
Overnight Air Cargo	$62,172	$90,123	$199,586	$306,451
Ground Equipment Sales	10,442	14,748	32,839	42,033
Ground Support Services	24,597	10,974	67,749	10,974
Corporate	10,533	(349)	30,173	4,960
Total	$107,744	$115,496	$330,347	$364,418

	As of:
	31-Dec-08	31-Mar-08
Identifiable Assets:
Overnight Air Cargo	$3,961,243	$5,456,968
Ground Equipment Sales	16,071,199	16,868,328
Ground Support Services	2,336,296	1,422,112
Corporate	6,405,801	3,560,202
Total	$28,774,539	$27,307,610

11.	Commitments and Contingencies

We had previously included summaries of litigation pending in various courts in Pennsylvania arising out of the February 28, 2005 collapse of a fixed pedestal deicing boom at the Philadelphia International Airport.  We are able to report that three of the four lawsuits have now been resolved, with one claim still outstanding.

The claim on behalf of the injured operator of the deicing equipment has been settled, as has been the claim asserted by US Airways for the damage to its aircraft.  Global Ground Support's ("GGS") share of those settlements was fully paid by our liability insurer, and there are no out-of-pocket costs or charges incurred by GGS in either of those cases.

The claim asserted by GGS against Elliott Equipment relating to the remediation of the other deicing booms at the Philadelphia Airport has been settled, with Elliott agreeing to pay a total of $550,000 to GGS, which payments will be made in installments over a two and one-half year period.  This settlement enables GGS to recover a substantial portion of funds it has expended in the remediation and return to service of the eleven remaining booms and to also avoid the additional cost and uncertainty of continued litigation.  The $550,000 settlement has been recorded as other income in the quarter ended December 31, 2008 and is included in notes and other non-trade receivables in the December 31, 2008 condensed consolidated balance sheet.

The only remaining claim arising out of the February 28, 2005 incident involves a lawsuit by the City of Philadelphia to recover for the loss of the collapsed deicing boom.  GGS is one of five parties named as a defendant in that proceeding.  The parties have made a joint proposal to the City for the fabrication and installation of a replacement deicing boom and Court supervised negotiations are ongoing.  If the City elects to seek recovery of monetary damages rather than a replacement deicing boom, and is successful in that claim, it is believed that the bulk of that responsibility will be assigned to the other defendants in the proceeding or would be apportioned among all the defendants so that the claim would not be expected to have a material adverse financial impact on GGS.

The Company is currently involved in certain personal injury matters, which involve pending or threatened lawsuits.  Those claims are subject to defense under the Company's liability insurance program and management believes that the results of these threatened or pending lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

12.	Deferred Retirement Obligation

The Company had previously entered into supplemental retirement agreements with certain key executives in January 1996.  On December 19, 2008 the Company amended the employment agreement of William H. Simpson, the Company’s Executive Vice President and the sole executive still covered under a supplemental retirement agreement.  The amendment deleted all provisions providing for certain payments to be made to Mr. Simpson upon his retirement and replaces them with an obligation for the Company to pay Mr. Simpson in July 2009 an amount designed to equal the amount that he would have been entitled to receive had he retired at that time and elected to receive a lump sum.   The actual amount of that liability will be dependent upon existing interest rates at the time, but has been estimated at $950,000 based upon current information and rates.

In the accompanying financial statements this liability is reported at March 31, 2008 as a long term Deferred Retirement Obligation in the amount of $752,515.  At December 31, 2008 it is reported as a current Accrued Compensation balance of $950,000.  During the quarter ended December 31, 2008, the Company has recorded a loss on settlement of the retirement plan of $195,000, to expense the remaining unrecognized actuarial loss that had been included in accumulated other comprehensive income and to adjust the Accrued Compensation balance to the expected liability at July 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in three business segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company evaluates the performance of its operating segments based on operating income.  Prior to the quarter ended September 30, 2008, the Company had reported two operating segments, previously combining GGS and GAS into a single segment.  The Company has modified the prior periods segment information to conform to the current period presentation.

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2007		2008		2007

Overnight Air Cargo Segment:
FedEx	$10,846	46%	$9,693	46%	$31,863	45%	$27,709	51%
Other Maintenance	-	-	422	2%	-	-	422	1%
	10,846	46%	10,115	48%	31,863	45%	28,131	52%
Ground Equipment Sales Segment:
Military	2,935	12%	2,626	12%	14,193	20%	9,253	17%
Commercial - Domestic	5,858	25%	5,960	28%	13,754	20%	13,786	25%
Commercial - International	1,856	8%	1,434	7%	4,753	7%	1,949	4%
	10,649	45%	10,020	47%	32,700	47%	24,988	46%

Ground Support Services Segment	2,043	9%	1,014	5%	5,404	8%	1,238	2%
	$23,538	100%	$21,149	100%	$69,967	100%	$54,357	100%

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

MAC and CSA combined contributed approximately $31,863,000 and $28,131,000 to the Company’s revenues for the nine-month periods ended December 31, 2008 and 2007, respectively, a current year increase of $3,732,000 (13%).

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

GGS contributed approximately $32,700,000 and $24,988,000 to the Company’s revenues for the nine-month periods ended December 31, 2008 and 2007, respectively.  The $7,712,000 (31%) increase in revenues was due to an increase in the number of military deicing units delivered, an increase in the number of commercial catering trucks and an increase in the number of international commercial orders completed during the current period.  At December 31, 2008, GGS’s order backlog was $12.2 million compared to $16.0 million at December 31, 2007.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services at a number of locations.  Currently, GAS supports 52 customers with aircraft ground support equipment and airport maintenance facilities at 17 domestic airports and supports 24 additional airports through traveling technicians.

GAS contributed approximately $5,404,000 and $1,238,000 to the Company’s revenues for the nine-month periods ended December 31, 2008 and 2007, respectively.  The $4,167,000 increase in revenues was due to GAS commencing operations in September 2007 and not including a full nine months of operations in the prior year period.  GAS has grown to 8% of consolidated revenues for the nine-month period ended December 31, 2008.

Third Quarter Highlights

The Company has produced solid third quarter results following an excellent first half of this fiscal year.  Overall, we are pleased with the quarterly and year to date results, but the general economic and industry conditions continue to be a major concern and as a result we remain cautious going forward.  In these difficult times, we remain dedicated to conserving cash, watching costs, tightening our credit policies and maintaining our customer and vendor relationships.

During the quarter ended December 31, 2008, revenues from our GAS subsidiary totaled $2,043,000.  This new line of business continues to expand its customer base.  GAS’s main challenges continue to be its ability to add additional customers and develop existing ones to optimally utilize our staffing capacity at existing locations, to selectively add new stations, and to manage accounts receivable in a difficult operating environment and industry.  We also continue to monitor the Northwest Airlines and Delta Airlines merger as Northwest Airlines comprises a substantial portion of GAS’s business.

Two additional lawsuits in connection with the 2005 Philadelphia boom incident were settled during the quarter.  A settlement of the U. S. Airways suit was reached with all parties, with no additional financial impact to the Company.  In addition, the suit in which the Company was seeking to recover approximately $905,000 in costs incurred by the Company, was settled for $550,000, which the Company will receive over two and a half years.  The $550,000 settlement has been recognized in other income and as a receivable in the quarter ended December 31, 2008.  For a complete discussion of these settlements and the ongoing status of the related matters, refer to Note 11 of the Notes to Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report.

During the quarter ended December 31, 2008, the Company amended the employment agreement of William H. Simpson, the Company’s Executive Vice President and the sole executive still covered under a supplemental retirement agreement.  The amendment deleted all provisions providing for certain payments to be made to Mr. Simpson upon his retirement and replaces them with an obligation for the Company to pay Mr. Simpson in July 2009, an amount designed to equal the amount that he would have been entitled to receive had he retired at that time and elected to receive a lump sum.   The actual amount of that liability will be dependent upon existing interest rates at the time, but has been estimated at $950,000, based upon current information and rates.  The settlement resulted in an estimated loss of $195,000, which has been expensed in the quarter ended December 31, 2008.

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

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable in the amount of $252,500 and $267,700, respectively, as of December 31, 2008 and March 31, 2008, was established based on management’s estimates of the collectability of accounts receivable.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s inventories are valued at the lower of cost or market.  Reserves for excess and obsolete inventories in the amount of $922,000 and $908,000, respectively, as of December 31, 2008 and March 31, 2008, are based on assessment of the marketability of slow-moving and obsolete inventories.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves.  The Company warranties its ground equipment products for up to a two-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.  Warranty reserves were $188,000 and $144,000 at December 31, 2008 and March 31, 2008 respectively.

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

Retirement Benefits Obligation.  The Company determined the value of retirement benefits assets and liabilities on an actuarial basis using a 4.0% discount rate.  Values are affected by current independent indices, which estimate the expected return on insurance policies and the discount rates used.  The retirement benefit obligation was settled in December 2008.

Revenue Recognition.  Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and title has passed to customers.

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and GGS has been awarded two three-year extensions on the contract.  Although sales remain somewhat seasonal, this diversification has lessened the seasonal impacts and allowed the Company to be more efficient in its planning and production.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

Third Quarter 2009 Compared to Third Quarter 2008

Consolidated revenue increased $2,389,000 (11%) to $23,538,000 for the three-month period ended December 31, 2008 compared to its equivalent 2007 period. The increase in revenues resulted from a number of factors.  Revenues in the air cargo segment were up $731,000 (7%) primarily as a result of increased flight and maintenance department costs passed through to its customer at cost and increases in the maintenance labor rate, quarter over quarter.  As noted in previous filings, the Company received approval from its customer for an 8.5% increase in its maintenance billable hour rate in June 2007 and an additional 4% increase in January 2008.  Revenues in the ground equipment segment increased $629,000 (6%) to $10,649,000 as a result of a small increase in military revenues during the third quarter of fiscal 2009, as well as a small increase in international sales in the three-month period ended December 31, 2008.  In addition, GAS provided revenues of $2,043,000 during the three-month period ended December 31, 2008, compared to revenue of $1,014,000 in the prior year at its inception, as it continues to add new customers and new service locations.

Operating expenses increased $2,535,000 (13%) to $22,251,000 for the three-month period ended December 31, 2008 compared to its equivalent 2007 period.  The increase was due to a number of factors.  Operating expenses in the air cargo segment were up $788,000 (9%) primarily as a result of increased flight and maintenance departments costs passed through to its customer at cost.  Ground equipment segment operating costs increased $767,000 (10%) driven primarily by the current quarter’s increase in revenues.  Operating costs in this segment grew faster than revenues this quarter as a result of increased material and freight costs, as well as increased royalty and commission costs dictated by the product mix this quarter.  The ground support services segment reported a $944,000 increase in operating expenses directly related to the increased revenue provided by GAS this quarter.  General and administrative expenses increased $44,000 (2%) to  $2,753,000 for the three-month period ended December 31, 2008 compared to its equivalent 2007 period.  The increase was comprised of additional expenses associated with the GAS operations in the current year.

Operating income for the quarter ended December 31, 2008 was  $1,286,000, a $146,000 (10%) decrease from the same quarter of the prior year.  All segments played a part in this operating income decrease for the quarter.  The overnight air cargo segment saw a decrease in its operating income due to having completed a heavy maintenance contract for a third party in the prior year which had increased the operating margin for that quarter.  The ground equipment segment experienced a decrease in its operating margin from the same quarter a year ago due to increased material and freight costs as well as increased royalty and commission costs dictated by the product mix this quarter as previously noted.  The ground support services segment saw a slight increase in operating income but a significant decrease in its operating margin on a percentage basis.  The new segment has been focusing on adding customers and locations and has had difficulty maintaining operating margins as the new locations have not been as quick to achieve full billing capacity.

Non-operating income was a net income amount of $324,000 for the three-month period ended December 31, 2008 compared to $11,000 in the equivalent 2007 period.  The $550,000 lawsuit settlement in December 2008 was a principal component of this increase.  This income was partially offset by the $195,000 retirement plan settlement expense recorded in December 2008, relating to the executive employment agreement amendment and settlement.  Interest expense increased by $16,000, relating to an increase in the chassis inventory flooring in the current period.  Investment income declined by $30,000, due to lesser rates of return on cash investments in the current period.

Pretax earnings increased $166,000 for the three-month period ended December 31, 2008 compared to 2007, primarily due to the non-operating income items discussed above, which offset a $146,000 decrease in operating income.

During the three-month period ended December 31, 2008, the Company recorded $636,000 income tax expense, which resulted in an estimated annual tax rate of 39.5%, compared to 36.3% for the comparable quarter in 2007.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

First Nine Months of 2009 Compared to First Nine Months of 2008

Consolidated revenue increased $15,610,000 (29%) to $69,966,000 for the nine-month period ended December 31, 2008 compared to its equivalent prior year period. The increase in revenues resulted from a number of factors.  Revenues in the air cargo segment were up $3,732,000 (13%) primarily as a result of increased flight and maintenance department costs passed through to its customer at cost, increases in the number of maintenance labor hours as well as the maintenance labor rate, quarter over quarter.  As noted in previous filings, the Company received approval from its customer for an 8.5% increase in its maintenance billable hour rate in June 2007 and an additional 4% increase in January 2008.  Revenues in the ground equipment segment increased $7,712,000 (31%) to $32,700,000 as a result of a significant increase in the number of deicing units delivered to the military during the first nine months of fiscal 2009, as well as a significant order and delivery of commercial catering trucks and international orders in the nine-month period ended December 31, 2008.  In addition, GAS provided revenues of $5,404,000 during the nine-month period ended December 31, 2008, compared to revenue of $1,238,000 in the prior year at its inception, reflecting its growth in customers and locations in the past year.

Operating expenses increased $13,473,000  (26%) to $64,581,000 for the nine-month period ended December 31, 2008 compared to its equivalent prior year period.  The increase was also due to a number of factors.  Operating expenses in the air cargo segment were up $3,146,000 (13%) primarily as a result of increased flight and maintenance departments costs passed through to its customer at cost.  Ground equipment segment operating costs increased $5,769,000 (31%) driven primarily by the current period’s increase in units sold.  The ground support services segment reported a $3,322,000 increase in operating expenses directly related to the increased revenue provided by GAS over the first three quarters.  General and administrative expenses increased $1,270,000 to $8,563,000 for the nine-month period ended December 31, 2008 compared to its equivalent prior year period, largely comprised of additional expenses associated with the GAS operations in the current year.

Operating income for the nine-month period ended December 31, 2008 was $5,385,000, a $2,137,000 (66%) increase over the same period of the prior year.  The overnight air cargo segment saw an $853,000 increase in its operating income due to previously discussed increases in maintenance labor hours and rates.  The ground equipment segment experienced a $1,419,000 increase in its operating income from the same period a year ago due to increased sales and changes in the product sales mix, with a significant increase in the number of units delivered to the military in the nine-month period ended December 31, 2008.  The ground support services segment saw a near doubling of its operating income from the prior year period, but also a decrease in its operating margin from 10% to 5%.  This new segment has been focusing on adding customers and locations and has had difficulty maintaining operating margins as the new locations have not been as quick to achieve full billing capacity.

Non-operating income was a net income amount of $346,000 for the nine-month period ended December 31, 2008 compared to $4,000 in the equivalent prior year period. The $550,000 lawsuit settlement in December 2008 was a principal component of this increase.  This income was partially offset by the $195,000 retirement plan settlement expense recorded in December 2008, relating to the executive employment agreement amendment and settlement. Interest expense decreased by $70,000 as the Company elected to utilize its available cash to pay off the chassis inventory flooring in the first half of the current year.  Investment income also declined by $86,000, as a result of lesser rates of return on cash investments in the current year.

Pretax earnings increased $2,479,000 for the nine-month period ended December 31, 2008 compared to the prior year, due to the above-stated increase in revenues in all segments and the resulting margins generated.  The Company has been able to add the additional revenue with lesser increases in overhead and administrative costs, so that a significant portion of the additional operating income has resulted in bottom line profit to the Company.  The lawsuit settlement was also a positive factor.

During the nine-month period ended December 31, 2008, the Company recorded $2,095,000 income tax expense, which resulted in an estimated annual tax rate of 36.6%, which approximates the rate of 35.9% for the comparable nine month period in the prior year.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

Liquidity and Capital Resources

As of December 31, 2008 the Company's working capital amounted to $16,859,000, an increase of $1,759,000 compared to March 31, 2008. The change was due to a combination of factors including net earnings, an increase in inventories, a decrease in accounts receivable, the classification of the aircraft term loan from long-term to current, as it matures in April 2009 and the classification of the deferred retirement obligation from long-term to current as it will be paid out in July 2009.  The increase in inventories is the result of the increased production levels in the ground equipment segment.  We believe these increased inventory levels are appropriate for the current and planned levels of production.

In August 2008, the expiration date of the Company’s $7,000,000 secured long-term revolving credit line was extended to August 31, 2010.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  The credit facility is secured by substantially all of the Company’s assets.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of December 31, 2008, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2008, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at December 31, 2008 was .436%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was minimal during the quarter ended December 31, 2008, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

The respective nine-month periods ended December 31, 2008 and 2007 resulted in the following changes in cash flow: operating activities provided $3,323,000 and $194,000 in 2008 and 2007, respectively, investing activities used $141,000 and $375,000 in 2008 and 2007, respectively, and financing activities used $822,000 and $1,266,000 in 2008 and 2007, respectively.  Net cash increased $2,361,000 and decreased $1,447,000 during the nine-month periods ended December 31, 2008 and 2007, respectively.

Cash provided by operating activities was $3,130,000 more for the nine-month period ended December 31, 2008 compared to the similar prior year period, resulting from a significant increase in net earnings and increased accounts receivable collections, offset by increased inventory levels in the current nine-month period.

Cash used by investing activities for the nine-month period ended December 31, 2008 was $234,000 less than the comparable prior year period primarily due to a reduced amount of capital expenditures in the current nine-month period.

Cash used by financing activities was $445,000 less in the 2008 nine-month period than in the corresponding prior year period principally due to the Company using $713,000 to fund the stock repurchase program in the prior period, with no similar program in the current period, the Company borrowing $164,000 under the line of credit in the prior period, with no borrowings in the current period, and an increased dividend payout in the current period.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.30 per share cash dividend in June 2008.

Contingencies

The Company has been subject to significant contingencies associated with the February 28, 2005 de-icing boom collapse in Philadelphia and resulting litigation.  The majority of these contingencies have now been resolved as of December 31, 2008.  These matters are described in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, which is incorporated herein by reference.

Impact of Inflation

The Company believes that inflation has not had a material effect on its operations, because increased costs to date have been passed on to its customers. Under the terms of its air cargo business contracts the major cost components of its operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed, without markup by its customer.  Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings and claims.  For a description of material pending legal proceedings, see Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, which is incorporated by reference into this item.

Item 6.  Exhibits

(a) Exhibits

No.           Description

3.1
Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2008 (Commission file No. 0-11720)

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (Commission file No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Commission file No. 0-11720)

10.1
Amendment to Employment Agreement dated December 19, 2008 between William H. Simpson and Air T, Inc., Mountain Air Cargo, Inc. and MAC Aviation Services, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2008 (Commission file No. 0-11720)

10.2
Amendment to Employment and Non-compete Agreement dated December 19, 2008 between John Parry and Air T, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 24, 2008 (Commission file No. 0-11720)

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

Date:  January 30, 2009
/s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

/s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)