Form 10-K
period 2009-03-31
AIR T INC
filed 2009-06-02
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2009

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
                                                      Yes      X                  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act)
Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer        Smaller Reporting Company   X
                                                                                     (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes                                  No   X

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2008 was approximately $20,539,000.  As of June 1, 2009, 2,424,486 shares of common stock were outstanding.
Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

	AIR T, INC. AND SUBSIDIARIES
	2009 ANNUAL REPORT ON FORM 10-K
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	10
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A(T).	Controls and Procedures	33
Item 9B	Other Information	34

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	34
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	34
Item 13.	Certain Relationships and Related Transactions, and Director Independence	34
Item 14.	Principal Accounting Fees and Services	34

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	35
	Signatures	37

PART I

Item 1.      Business.

Air T, Inc., incorporated under the laws of the State of Delaware in 1980 (the “Company”), operates wholly owned subsidiaries in three industry segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

For the fiscal year ended March 31, 2009, the Company’s air cargo segment accounted for approximately 47% of the Company’s consolidated revenues, the ground equipment sales segment accounted for 44% of consolidated revenues and the ground support services segment accounted for 9% of consolidated revenues.  The Company’s air cargo services are provided primarily to one customer, FedEx Corporation (“FedEx”).  Certain financial data with respect to the Company’s three segments are set forth in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

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

As of March 31, 2009, MAC and CSA had an aggregate of 82 aircraft under agreements with FedEx.   Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  For the fiscal year ended March 31, 2009, MAC’s routes were primarily in the southeastern United States and the Caribbean and CSA’s routes were primarily in the upper Midwest region of the United States.

Agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 47% and 50% of the Company’s consolidated revenue for the fiscal years ended March 31, 2009 and 2008, respectively.  Loss of FedEx as a customer would have a material adverse effect on the Company.  FedEx has been a customer of the Company since 1980.  The Company is not contractually precluded from providing services to other firms and does occasionally provide third party maintenance services to other airline customers and the U. S. military.

MAC and CSA operate under separate aviation certifications.  MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the Federal Aviation Administration (the “FAA”).  These certifications permit MAC to operate and maintain aircraft that can carry up to 18,000 pounds of cargo and provide maintenance services to third party operators.  CSA is certified to operate and maintain aircraft under Part 135 of the FAA regulations.  This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

MAC and CSA, together, operated the following FedEx owned cargo aircraft as of March 31, 2009:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B
(single turbo prop)	1985-1996	Dry lease	67
ATR-42 (twin turbo prop)	1992	Dry lease	10
ATR-72 (twin turbo prop)	1992	Dry lease	5

			82

The schedule above compares with 89 aircraft operated as of March 31, 2008.  Two ATR aircraft were damaged beyond repair by a tornado in Greensboro, NC in May 2008.  In addition, the last Fokker F-27 operated by MAC was retired in January 2009.  Finally, FedEx made the decision to take four Cessna Caravan 208B aircraft out of service in February 2009.  The aggregate administrative fee revenue associated with these aircraft if they are out of service for a full year approximates $540,000.

The Cessna Caravan 208B aircraft are maintained on FAA approved inspection programs.  The inspection intervals range from 100 to 200 hours.  The current overhaul period on the Cessna aircraft is 7,500 hours.

The ATR-42 and ATR-72 aircraft are maintained under a FAA Part 121 maintenance program.  The program consists of A and C service checks as well as calendar checks ranging from weekly to 12 years in duration.  The engine overhaul period is “on condition”.

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

Aircraft Deice and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized GGS and acquired the Simon Deicer Division of Terex Aviation Ground Equipment.  GGS is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the U.S. Air Force and Navy, airports and industrial customers.  Since its inception, GGS has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units and other specialized types of equipment.  In the fiscal year ended March 31, 2009, sales of deicing equipment accounted for approximately 85% of GGS’s revenues, compared to 82% in the prior fiscal year.

In the manufacture of its ground service equipment, GGS assembles components acquired from third-party suppliers.  Components are readily available from a number of different suppliers.  The primary components are the chassis (which is a commercial medium or heavy-duty truck), fluid storage tanks, a boom system, fluid delivery system and heating equipment.  The price of these components is influenced by raw material costs, principally high-strength steels and stainless steel.  GGS utilizes continuous improvements and other techniques to improve efficiencies and designs to minimize product price increases to its customers, to respond to regulatory changes, such as emission standards, and to incorporate technological improvements to enhance the efficiency of GGS’s products.  Recent improvements include the development of single operator mobile deicing units to replace units requiring two operators, a premium deicing blend system for which GGS has applied for a patent and a more efficient forced-air deicing system.

GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also offers fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including the addition of twin engine deicing systems, single operator configuration, fire suppressant equipment, modifications for open or enclosed cab design, a patented forced-air deicing nozzle to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures four models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.

GGS competes primarily on the basis of the quality and reliability of its products, prompt delivery, service and price.  The market for aviation ground service equipment is highly competitive and directly related to the financial health of the aviation industry, weather patterns and changes in technology.

GGS’s mobile deicing equipment business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line.   In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force. The contract was extended for two additional three-year periods, and is scheduled to expire in June 2009.  The United States Air Force has issued a request for proposal for a new contract and the Company is in the process of responding to the request.

Revenue from GGS’s contract with the United States Air Force accounted for approximately 23% and 20% of the Company’s consolidated revenue for the fiscal years ended March 31, 2009 and 2008, respectively.

Ground Support Equipment and Airport Facility Maintenance Services.

GAS was formed in September 2007 to operate the ground support equipment and airport facility maintenance services business of the Company.  GAS has numerous maintenance services contracts with large domestic airlines under which GAS provides ground support equipment and airport facility maintenance services at a number of locations.

A majority of GAS’s revenue in the fiscal year ended March 31, 2009 was derived from services under a contract with Delta Airlines.  The contract was originally signed with Northwest Airlines and expires in December 2010.  Northwest Airlines subsequently merged with Delta Airlines and GAS continues to operate under the contract.  We are unable to determine at this time, what affect the merger will ultimately have on this contract or this segment of our business.

GAS is a new provider in its industry segment and competes primarily on the basis of the quality, reliability and pricing of its services.  The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry.

GAS’s maintenance service business is not materially seasonal.

Backlog.

The Company’s backlog for its continuing operations consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS.  At March 31, 2009, the Company’s backlog of orders was $8.4 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2010.  At March 31, 2008, the Company’s backlog of orders was at a record high of $25.3 million.  The backlog reported at March 31, 2009 does not include an order for $11.9 million which was received from the United States Air Force on May 4, 2009, under its long-term contract expiring in June 2009.

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

Maintenance and Insurance.

The Company, through its subsidiaries, is required to maintain the aircraft it operates under the appropriate FAA and manufacturer standards and regulations.

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

Employees.

At March 31, 2009, the Company and its subsidiaries had 467 full-time and full-time-equivalent employees.  None of the employees of the Company or any of its subsidiaries are represented by labor unions.  The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2009, 47% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx.  Our agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  FedEx has been a customer of the Company since 1980.  The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of or dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  These risks include:

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

•	Dependence on its strong reputation and value of its brand;
•	Reliance upon technology, including the internet;
•	Competition from other providers of transportation services, including its ability to compete with new or improved services offered by its competitors;
•	The impact of technology developments on its operations and on demand for its services;
•	Widespread outbreak of an illness or other communicable disease or any other public health crisis; and
•	Adverse weather conditions or natural disasters.

A material reduction in the aircraft we fly for FedEx could materially adversely affect on our business and results of operations.

Under our agreements with FedEx, we are not guaranteed a number of aircraft or routes we are to fly.  In the past year, the number of aircraft we operate for FedEx has decreased from 89 to 82 aircraft, due to a variety of factors beyond our Company’s control.  Our compensation under these agreements, including our administrative fees, depends on the number of aircraft leased to us by FedEx.  Any material permanent reduction in the aircraft we operate could materially adversely affect our business and results of operations.  A temporary reduction could materially adversely affect our results of operations for that period.

Our agreement with the United States Air Force is scheduled to expire in June 2009.

In the fiscal years ended March 31, 2009 and 2008, approximately 23% and 20%, respectively, of our consolidated operating revenues arose from sales of deicing equipment to the United States Air Force under a long-term contract.  This initial four-year contract, awarded in 1999, was extended for two additional three-year periods, and is scheduled to expire in June 2009. The United States Air Force has issued a request for proposal for a new contract and the Company is in the process of responding to the request, along with other parties.  We cannot provide any assurance that we will be awarded this contract.  In the event that we are not awarded this contract, our revenues from sales of ground support equipment may decrease unless we are successful in obtaining customer orders from other sources that can replace the equipment sold to the Air Force.  In addition, sales of deicing equipment to the Air Force, has enabled us to ameliorate the seasonality of our ground equipment business.  Thus, if the contract with the Air Force is not renewed, seasonal patterns for this business may re-emerge.

Our Ground Support Equipment and Airport Facility Maintenance Services Segment is highly dependent on its contract with one major customer.

A majority of GAS’s revenue in the fiscal year ended March 31, 2009 was derived from services under a contract with Delta Airlines.  The contract was originally signed with Northwest Airlines and expires in December 2010.  Northwest Airlines subsequently merged with Delta Airlines and GAS continues to operate under the contract.  We are unable to determine at this time, what affect the merger will ultimately have on this contract or this segment of our business.  If Delta Airlines elects to cancel the contract or change the terms of the contract including locations serviced, it could materially adversely impact this business segment.

Other Business Risks

Our revenues for aircraft maintenance services fluctuate based on the heavy maintenance check schedule, which is based on aircraft usage, for aircraft flown by our overnight air cargo operations.

Our maintenance revenues fluctuate based on the level of heavy maintenance checks performed on aircraft operated by our air cargo operations.  If the number of aircraft operated for FedEx continues to decrease, we would likely experience fewer maintenance hours and consequently, less maintenance revenue.

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

Item 1B.       Unresolved Staff Comments.

Not applicable.

Item 2.         Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson, an officer and director of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary.  The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space.  The operations of the Company and MAC are headquartered at this facility.  The lease for this facility extends through May 31, 2010 at a monthly rental payment of $13,626.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

The Company also leases approximately 1,950 square feet of office space and approximately 4,800 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan.  CSA’s operations are headquartered at these facilities which are leased from a third party under an annually renewable agreement.

The Company leases approximately 53,000 square feet of a 66,000 square foot aircraft maintenance facility located in Kinston, North Carolina under an agreement that extends through January 2018.  This lease is cancelable under certain conditions at the Company’s option. The Company currently considers the lease to be cancelable and has calculated rent expense under the current lease term.

GGS leases a 112,500 square foot production facility in Olathe, Kansas.  The facility is leased, from a third party, under a three-year lease agreement, which expires in August 2009.  GGS is currently negotiating the renewal of this lease.

As of March 31, 2009, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.

The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Item 3.         Legal Proceedings.

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business.  For a description of material pending legal proceedings, see Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4.         Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is publicly traded on the NASDAQ Stock Market under the symbol “AIRT.”

As of March 31, 2009 the number of holders of record of the Company’s Common Stock was 261.  The range of high and low sales price per share for the Company’s common stock on the Nasdaq Stock Market from April 2007 through March 2009 is as follows:

	Fiscal Year Ended March 31,
	2009		2008
	High	Low	High	Low
First Quarter	$11.20	$8.60	$11.15	$7.82
Second Quarter	12.10	9.00	10.48	7.95
Third Quarter	8.98	5.56	10.18	8.83
Fourth Quarter	6.60	5.68	12.34	8.60

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year.  On May 19, 2009, the Company declared a cash dividend of $0.33 per common share payable on June 26, 2009 to stockholders of record on June 5, 2009.

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market.  The program was successfully completed for the full amount from November 2006 to August 2007.

Item 6.                      Selected Financial Data.

	Year Ended March 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Operating revenues	$90,668	$78,399	$67,303	$79,529	$69,999

Net earnings	4,379	3,402	2,486	2,055	2,106

Basic and diluted earnings per share	$1.81	$1.40	$0.94	$0.77	$0.79

Dividend paid per share	$0.30	$0.25	$0.25	$0.25	$0.20

Balance sheet data (at period end):
Total assets	$29,341	$27,308	$24,615	$23,923	$24,109

Long-term debt, including current portion	$481	$643	$798	$950	$1,245

Stockholders' equity	$21,753	$17,715	$15,449	$14,500	$13,086

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in three business segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U. S. military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company evaluates the performance of its operating segments based on operating income.  Prior to the quarter ended September 30, 2008, the Company had reported two operating segments, previously combining GGS and GAS into a single segment.  The Company has modified the prior period’s segment information to conform to the current period presentation.

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Year Ended March 31,
	2009		2008

Overnight Air Cargo Segment:
FedEx	$43,004	47%	$38,918	50%
Other Maintenance	-	-	358	-
	43,004	47%	39,276	50%
Ground Equipment Sales Segment:
Military	20,726	23%	15,523	20%
Commercial - Domestic	12,246	13%	18,079	23%
Commercial - International	6,995	8%	2,711	3%
	39,967	44%	36,313	46%

Ground Support Services Segment	7,697	9%	2,810	4%
	$90,668	100%	$78,399	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC also on occasion provides maintenance services to other airline customers and the U. S. military.  Under the terms of dry-lease service agreements, which currently cover all of the 82 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined revenues increased by $3,728,000 (9%) in fiscal 2009. The increase in revenues was primarily related to flight and maintenance department costs passed through to its customer at cost as well as increased maintenance labor revenue as a result of increased maintenance hours and rates.

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures four models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  In June 2003, GGS was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.  This contract expires in June 2009.

GGS contributed approximately $39,967,000 and $36,313,000 to the Company’s revenues for the years ended March 31, 2009 and 2008, respectively.  The $3,654,000 (10%) increase in revenues was due to an increase in the number of military deicing units delivered, an increase in the number of commercial catering trucks and an increase in the number of international commercial orders completed during the current year, offset by a decrease in the number of commercial deicer units delivered in the current year.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $7,697,000 and $2,810,000 to the Company’s revenues for the years ended March 31, 2009 and 2008, respectively.  The $4,887,000 increase in revenues was due to the growth and expansion of GAS as it continued to add new customers and service locations in its first full year of operations.  GAS has grown to 9% of consolidated revenues for the year ended March 31, 2009.

Fiscal 2009 Highlights

The Company has produced record revenues and profit for the fiscal year ended March 31, 2009 with outstanding results for the first two quarters and solid results for the last two quarters of the year.  Overall, we are pleased with the results, but the general economic and industry conditions continue to be a major concern and as a result we remain cautious going forward.  In these difficult times, we remain dedicated to conserving cash, watching and controlling costs, tightening our credit policies and maintaining our customer and vendor relationships.

During the year ended March 31, 2009, revenues from our GAS subsidiary totaled $7,697,000.  This new line of business continues to expand its customer base.  GAS’s main challenges continue to be its ability to add additional customers and develop existing ones to optimally utilize our staffing capacity at existing locations.  We also continue to monitor the Northwest Airlines and Delta Airlines merger as the former Northwest Airlines comprised a majority of GAS’s business in the fiscal year ended March 31, 2009.

Our overnight air cargo segment increased its operating income by $824,000 or 32% in fiscal 2009 as a result of reduced operating costs and increased maintenance revenues.  One key factor is that our fleet of ATR aircraft has now reached its first cycle of heavy maintenance since they were acquired and converted to freighter configuration.  As a result, maintenance hours have increased this fiscal year leading to increased revenues and profitability in our air cargo segment.  Offsetting this is the fact that the number of aircraft that we operate for FedEx has decreased from 89 at March 31, 2008 to 82 as of March 31, 2009.  Two ATR aircraft were damaged beyond repair by a tornado in Greensboro, NC in May 2008.  In addition, the last Fokker F-27 operated by MAC was retired in January 2009.  Finally, FedEx made the decision to take four Cessna Caravan 208B aircraft out of service in February 2009.  As a result, the Company experienced a decrease in its administrative fee revenue of $139,000 in fiscal 2009.  The aggregate administrative fee revenue associated with these aircraft if they are out of service for a full year approximates $540,000.

Revenues for GGS for the year ended March 31, 2009 were up 10% over the prior year, while operating income was up $694,000 or 14%.  GGS operated at unusually high production levels for the first two quarters of fiscal 2009 as a result of the significant backlog at March 31, 2008.  GGS produced and delivered a high volume of deicers to the military in fiscal 2009 as well as a high volume of commercial catering trucks.  In addition, GGS delivered an increased number of commercial units to various international customers during the year.  GGS’s gross margin percentage for the year was up one half percent as a result of changes in product and customer mix

Two additional lawsuits in connection with the 2005 Philadelphia boom incident were settled during the year as disclosed during the third quarter.  A settlement of the U. S. Airways suit was reached with all parties, with no additional financial impact to the Company.  In addition, the suit in which the Company was seeking to recover approximately $905,000 in costs incurred by the Company was settled for $550,000, which the Company will receive over two and a half years.  The $550,000 settlement has been recognized in other income and as a receivable in the year ended March 31, 2009.  For a discussion of these settlements and the ongoing status of the related matters, refer to Note 17 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

During the year ended March 31, 2009, the Company amended the employment agreement of William H. Simpson, the Company’s Executive Vice President and the sole executive still covered under a supplemental retirement agreement.  The amendment deleted all provisions providing for certain payments to be made to Mr. Simpson upon his retirement and replaces them with an obligation for the Company to pay Mr. Simpson in July 2009 an amount designed to equal the amount that he would have been entitled to receive had he retired at that time and elected to receive a lump sum payment.   The actual amount of that liability will be dependent upon existing interest rates at the time, but has been estimated at $950,000, based upon current information and rates.  The settlement resulted in an estimated loss of $195,000, which has been expensed in the year ended March 31, 2009.

Fiscal 2009 vs. 2008

Consolidated revenue increased $12,269,000 (16%) to $90,668,000 for the fiscal year ended March 31, 2009 compared to the prior fiscal year.  The increase in 2009 revenue resulted from an increase in air cargo revenue of $3,728,000 (9%) to $43,004,000, combined with an increase in ground equipment sales revenue of $3,654,000 (10%) to $39,967,000 and an increase in ground support services revenue of $4,887,000 (174%) to $7,697,000.  The increase in air cargo revenue was primarily the result of an increase in flight and maintenance department costs passed through to its customer at cost as well as increased maintenance labor revenue.  Maintenance labor revenue was up as a result of increased maintenance hours due to an increase in scheduled maintenance events in fiscal 2009.  In addition, the Company received approval from its customer for an 8.5% increase in its maintenance billable labor rate in June 2007 and an additional 4% increase in January 2008.  These rate increases are provided periodically, as a means to offset increases in maintenance operating costs.  The increase in ground equipment revenue was the result of a significant increase in the number of military and international deicers as well as commercial catering trucks sold in fiscal 2009 compared to 2008, which offset a decrease in the number of commercial deicers sold in fiscal 2009.  In addition, GAS contributed revenue of $7,697,000 in fiscal 2009 reflecting its continuing growth in customers and locations in the past year.

Operating expenses on a consolidated basis increased $10,657,000 (15%) to $84,002,000 for fiscal 2009 compared to fiscal 2008.  The increase was due to a number of factors.  Operating expenses in the air cargo segment were up $3,246,000 (10%) primarily as a result of increased flight and maintenance costs passed through to its customer at cost and increased in-house and contracted maintenance labor costs.  Ground equipment sales operating costs increased $2,514,000 (9%), driven primarily by the current year’s increase in units sold. The ground support services segment reported a $3,860,000 increase in operating expenses directly related to the increased revenue and level of operations provided by GAS over the past year as it continues to grow.

General and administrative expense increased $1,071,000 (11%) to $11,242,000 in fiscal 2009.  The most significant component of this increase was a $629,000 increase in general and administrative expense associated with the continuing growth and expansion of the GAS operations, which began operating in September 2007.  Profit sharing expense increased by $228,000 directly related to the increased profit generated by the Company in fiscal 2009.

Operating income for the year ended March 31, 2009 was $6,666,000, a $1,613,000 (32%) improvement over fiscal 2008.  The improvement came from all three segments of our business as increased maintenance hours and rates increased our operating income in the air cargo segment, additional sales revenues increased our operating income in the ground equipment sales segment and the growth and maturing of our relatively new ground support services segment resulted in its increased operating income.

Non-operating income, net for the year ended March 31, 2009 was $325,000, a $203,000 (164%) increase over fiscal 2008.  The $550,000 lawsuit settlement in December 2008 was a principal component of this increase.  This income was partially offset by the $195,000 retirement plan settlement expense recorded in December 2008, relating to the amendment to Mr. Simpson’s employment agreement described above.  Interest expense decreased by $66,000 as the Company elected to utilize its available cash to minimize line of credit usage and also to reduce the chassis flooring during the year.  Investment income also declined by $119,000 as a result of the continuing decrease in rates of return on cash investments during the current year.  Fiscal 2008 also included an $110,000 gain on the sale of investments as the Company divested treasury investments in mutual funds in connection with structuring a more conservative treasury portfolio.

Income tax expense of $2,613,000 in fiscal 2009 represented an effective tax rate of 37.4%, which included the benefit of municipal bond income as well as the U.S. production deduction.  Income tax expense of $1,774,000 in fiscal 2008 represented an effective tax rate of 34.3%, which included similar benefits.

Net earnings were $4,379,000 or $1.81 per diluted share for the year ended March 31, 2009, a 29% improvement over earnings of $3,402,000 or $1.40 per diluted share in fiscal 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company held approximately $7.9 million in cash and cash equivalents and short-term investments.  Of this amount, $4.5 million was invested in liquid money market accounts and certificates of deposit placed through an account registry service (“CDARS”) with original maturities ranging from 90 days to 26 weeks.  All invested amounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”)

As of March 31, 2009, the Company’s working capital amounted to $17,695,000, an increase of $2,596,000 compared to March 31, 2008. The increase resulted principally from the increased earnings in fiscal 2009 and a significant decrease in accounts receivable, offset by an increase in inventories.  Accounts receivable are down primarily due to the significant decrease in GGS sales in the fourth quarter of 2009 compared to 2008.  Inventories have increased due to chassis and other large deicer components that were purchased in the past year in anticipation of expected contract awards and delivery timeframes that have not yet materialized.  The inventory is all considered useable on future commercial deicer orders.

The Company had no outstanding obligations under its line of credit at March 31, 2009 and 2008.  In August 2008, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2010.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of March 31, 2009, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2009, $7,000,000 was available for borrowing under the credit line.

The Company is exposed to changes in interest rates on its line of credit.  Although the line had no outstanding balance at March 31, 2009 and 2008, the line of credit did have a weighted average balance outstanding of approximately $214,000 during the year ended March 31, 2009.  If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, annual interest expense would have increased by approximately $2,000.

In March 2004, the Company utilized its revolving credit line to acquire a corporate aircraft for $975,000.  In April 2004, the Company refinanced the aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.  The balloon payment of approximately $450,000 was paid in full in April 2009 with cash from operations.

Following is a table of changes in cash flow for the respective years ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009	2008

Net Cash Provided by Operating Activities	$6,852,000	$277,000
Net Cash Provided by (Used in) Investing Activities	805,000	(1,642,000)
Net Cash Used in Financing Activities	(856,000)	(1,479,000)

Net Increase (Decrease) in Cash	$6,801,000	$(2,844,000)

Cash provided by operating activities was $6,575,000 more for fiscal 2009 compared to fiscal 2008.  The most significant components of the increase were increased earnings of $976,000, a significant decrease in accounts receivable in fiscal 2009, an increase in inventories and a decrease in accounts payable.  Accounts receivable have decreased at March 31, 2009 as a result of decreased sales in the fourth quarter as well as an expanded effort to collect and manage receivables.

Cash provided by investing activities for fiscal 2009 was $2,447,000 more than fiscal 2008, largely due to a change in investment strategy, with the resulting sale of short-term investments in exchange for cash and equivalents.  In fiscal 2009, capital expenditures decreased by $263,000.

Cash used in financing activities was $623,000 less in fiscal 2009 compared to fiscal 2008 principally due to less cash outlay under the stock repurchase plan.  During the fiscal year ended March 31, 2008 the Company repurchased shares of its common stock for $713,000.

There are currently no commitments for significant capital expenditures.  The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.  On May 19, 2009 the Company declared a $.33 per share cash dividend, to be paid on June 26, 2009 to shareholders of record June 5, 2009.  On May 20, 2008 the Company declared a $.30 per share cash dividend, to be paid on June 27, 2008 to shareholders of record June 6, 2008.

During the year ended March 31, 2009, the Company amended the employment agreement of William H. Simpson, the Company’s Executive Vice President.  The amendment deleted all provisions providing for certain payments to be made to Mr. Simpson upon his retirement and replaces them with an obligation for the Company to pay Mr. Simpson in July 2009, an amount designed to equal the amount that he would have been entitled to receive had he retired at that time and elected to receive a lump sum.   The actual amount of that liability will be dependent upon existing interest rates at the time, but has been estimated at $950,000, based upon current information and rates.  This liability is recorded as a current liability at March 31, 2009 and is intended to be paid with cash from operations in July 2009.

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

Impact of Inflation

The Company believes that inflation has not had a material effect on its manufacturing operations, because increased costs to date have been passed on to its customers. Under the terms of its air cargo business contracts the major cost components of its operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed, without markup by its customer.  Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and GGS has been awarded two three-year extensions on the contract, with the final extension expiring in June 2009. Although sales remain somewhat seasonal, this diversification has lessened the seasonal impacts and allowed the Company to be more efficient in its planning and production. With the expiration of GGS’s contract with the United States Air Force, more pronounced seasonal trends could resume.  The air cargo and ground support services segments of business are not susceptible to seasonal trends.

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

Allowance for Doubtful Accounts.  An allowance for doubtful accounts receivable is established based on management’s estimates of the collectability of accounts receivable.  The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables.  The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories.  The Company’s parts inventories are valued at the lower of cost or market.  Provisions for excess and obsolete inventories are based on assessment of the marketability of slow-moving and obsolete inventories.  Historical parts usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates.  Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty reserves.  The Company warranties its ground equipment products for up to a three-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Income Taxes.  Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  Deferred income taxes reflect the net affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

Stock Based Compensation. The Company recognizes compensation pursuant to Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”) using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company has used the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield.

Revenue Recognition.  Cargo revenue is recognized upon completion of contract terms.  Maintenance and ground support services revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Recent Accounting Pronouncements

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated;

•
The risk that  GGS will be unable to obtain a new contract with the United States Air Force to ameliorate the impact of the June 2009 expiration of its existing contract with the United States Air Force;

•	The impact of the merger of Northwest Airlines and Delta Airlines on GAS;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s air cargo operations, equipment sold by GGS or services provided by GGS or GAS;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc.

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Dixon Hughes PLLC

Charlotte, NC

June 1, 2009

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2009	2008
Operating Revenues:
Overnight air cargo	$43,004,164	$39,275,518
Ground equipment sales	39,967,180	36,313,032
Ground support services	7,696,666	2,810,256
	90,668,010	78,398,806

Operating Expenses:
Flight-air cargo	19,698,138	19,146,933
Maintenance-air cargo	16,799,529	14,104,894
Ground equipment sales	29,916,020	27,401,685
Ground support services	5,907,894	2,047,440
General and administrative	11,242,304	10,171,711
Depreciation and amortization	437,744	472,455
	84,001,629	73,345,118

Operating Income	6,666,381	5,053,688

Non-operating Expense (Income):
Lawsuit settlement income	(550,000)	-
Loss on retirement plan settlement	195,299	-
Interest expense	104,728	171,028
Investment income	(73,709)	(192,537)
Gain on sale of assets	(1,582)	(109,520)
Other	-	8,280
	(325,264)	(122,749)

Earnings Before Income Taxes	6,991,645	5,176,437

Income Taxes	2,613,000	1,774,000

Net Earnings	$4,378,645	$3,402,437

Basic and Diluted Net Earnings Per Share	$1.81	$1.40

Dividends Declared Per Share	$0.30	$0.25

Weighted Average Shares Outstanding:
Basic and Diluted	2,424,152	2,435,195

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,852,713	$51,858
Short-term investments	1,002,221	2,004,761
Accounts receivable, less allowance for
doubtful accounts of $111,400 and $267,700	6,253,007	12,272,390
Notes and other non-trade receivables-current	292,744	48,334
Income tax receivable	117,000	-
Inventories	9,830,956	7,961,436
Deferred income taxes	599,000	736,000
Prepaid expenses and other	317,153	343,906
Total Current Assets	25,264,794	23,418,685

Property and Equipment, net	1,607,840	1,846,400

Deferred Income Taxes	638,000	422,000
Cash Surrender Value of Life Insurance Policies	1,431,440	1,368,442
Notes and Other Non-Trade Receivables-LongTerm	314,295	165,753
Other Assets	84,968	86,330
Total Assets	$29,341,337	$27,307,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,021,074	$5,608,735
Accrued compensation to executive	950,000	-
Accrued expenses	3,135,698	2,530,945
Income taxes payable	-	58,000
Current portion of long-term obligations	462,708	121,478
Total Current Liabilities	7,569,480	8,319,158

Capital Lease and Other Obligations	18,619	59,996
Long-term Debt (less current portion)	-	461,384
Deferred Retirement Obligation	-	752,515

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,424,486 and 2,423,506 shares issued and outstanding	606,121	605,876
Additional paid in capital	6,045,330	5,700,002
Retained earnings	15,101,787	11,450,192
Accumulated other comprehensive loss, net	-	(41,513)
Total Stockholders' Equity	21,753,238	17,714,557
Total Liabilities and Stockholders’ Equity	$29,341,337	$27,307,610

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,378,645	$3,402,437
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Gain on sale of assets	(1,582)	(109,520)
Change in accounts receivable and inventory reserves	(481,931)	98,183
Depreciation and amortization	437,744	472,455
Change in cash surrender value of life insurance	(62,998)	(71,739)
Deferred income taxes	(105,000)	(170,000)
Periodic pension cost	71,829	10,280
Loss on retirement plan settlement	195,299	-
Warranty reserve	242,000	77,000
Compensation expense related to stock options	339,320	333,195
Change in operating assets and liabilities:
Accounts receivable	6,175,693	(4,483,339)
Notes receivable and other non-trade receivables	(392,952)	55,172
Inventories	(1,543,899)	331,940
Prepaid expenses and other	28,115	(54,127)
Accounts payable	(2,587,661)	304,713
Accrued expenses	334,483	217,864
Income taxes receivable/payable	(175,000)	(137,390)
Total adjustments	2,473,460	(3,125,313)
Net cash provided by operating activities	6,852,105	277,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	8,684,592	1,015,243
Purchase of investments	(7,664,923)	(2,179,731)
Capital expenditures	(215,247)	(477,808)
Net cash provided by (used in) investing activities	804,422	(1,642,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan payments	(114,308)	(119,853)
Payment of cash dividend	(727,050)	(610,851)
Payment on capital leases	(20,567)	(34,879)
Proceeds from exercise of stock options	6,375	-
Repurchase of common stock	(122)	(712,886)
Net cash used in financing activities	(855,672)	(1,478,469)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,800,855	(2,843,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,858	2,895,499
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,852,713	$51,858

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Change in fair value of marketable securities	$-	$130,117
Property and equipment transferred from inventory	-	451,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$100,547	$195,514
Income taxes	2,891,615	2,147,510

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2007	2,509,998	$627,499	$6,058,070	$8,658,606	$104,558	$15,448,733

Net earnings				3,402,437
Other comprehensive income (loss),
net of tax					(146,071)
Comprehensive Income						3,256,366
Cash dividend ($0.25 per share)				(610,851)		(610,851)
Compensation expense related to
stock options			333,195			333,195
Stock repurchase	(86,492)	(21,623)	(691,263)			(712,886)
Balance, March 31, 2008	2,423,506	605,876	5,700,002	11,450,192	(41,513)	17,714,557

Net earnings				4,378,645
Other comprehensive income,
net of tax					41,513
Comprehensive Income						4,420,158
Cash dividend ($0.30 per share)				(727,050)		(727,050)
Exercise of stock options	1,000	250	6,125			6,375
Compensation expense related to
stock options			339,320			339,320
Stock repurchase	(20)	(5)	(117)			(122)
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$-	$21,753,238

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

Air T, Inc. (the “Company”), a Delaware corporation, operates wholly owned subsidiaries in three industry segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed.  Actual results could differ from those estimates.

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

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer.  The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and ground support equipment sales which provides equipment and services to approximately 125 customers, one of which is considered a major customer.  The loss of a major customer would have a material impact on the Company’s results of operations.  See Note 12 “Revenues From Major Customers”.

     Cash and Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

    Short-Term Investments – Short-term investments at March 31, 2009 consist of certificates of deposit placed through an account registry service (“CDARS”).  The CDARS we hold as short-term investments have original maturities of 26 weeks and are fully insured by the Federal Deposit Insurance Corporation.  Short-term investments at March 31, 2008 consisted of North Carolina issues held under Variable Rate Demand Notes (“VRDN”).  The VRDN’s were traded at par value, interest was reset weekly and the instruments provided seven-day liquidity.  Short-term investments are available-for-sale and are carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income.  Realized gains and losses on investments are determined by calculating the difference between the basis of each specifically identified marketable security sold and its sales price.

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

Revenue Recognition  – Cargo revenue is recognized upon completion of contract terms.  Maintenance and ground support services revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

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

Stock Based Compensation  – The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. The Company recognizes compensation pursuant to Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”) using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, notes receivable, cash surrender value of life insurance, accrued expenses, and long-term debt approximate their fair value at March 31, 2009 and 2008.

Warranty Reserves – The Company warranties its ground equipment products for up to a three-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2009	2008
Beginning Balance	$144,000	$196,000
Amounts charged to expense	242,000	77,000
Actual warranty costs paid	(200,000)	(129,000)
Ending Balance	$186,000	$144,000

Income Taxes – Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  Deferred income taxes reflect the net affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007.

Reclassifications – Certain reclassifications have been made to fiscal 2008 amounts to conform to the current year presentation.

2.           EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  As of March 31, 2009 and 2008, respectively, options to acquire 234,000 and 241,000 shares of common stock were not included in computing earnings per share because their effects were anti-dilutive.

The computation of earnings per common share is as follows:

	Year Ended March 31,
	2009	2008

Net earnings	$4,378,645	$3,402,437

Weighted Average Shares Outstanding:
Basic and Diluted	2,424,152	2,435,195

Basic and Diluted Net Earnings Per Share	$1.81	$1.40

3.	INVENTORIES

Inventories consisted of the following:

	March 31,
	2009	2008
Aircraft parts and supplies	$151,833	$481,913
Ground equipment manufacturing:
Raw materials	6,935,490	5,548,635
Work in process	2,439,072	1,724,522
Finished goods	886,634	1,114,059
Total inventories	10,413,029	8,869,129
Reserves	(582,073)	(907,693)

Total, net of reserves	$9,830,956	$7,961,436

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2009	2008
Furniture, fixtures and improvements	$5,064,827	$5,106,942
Flight equipment and rotables	2,790,637	2,790,637
	7,855,464	7,897,579
Less accumulated depreciation	(6,247,624)	(6,051,179)

Property and equipment, net	$1,607,840	$1,846,400

5.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2009	2008

Salaries, wages and related items	$1,702,292	$1,476,149
Profit sharing	878,569	648,292
Health insurance	225,375	203,535
Professional fees	79,455	43,989
Warranty reserves	186,081	143,858
Other	63,926	15,122
Total	$3,135,698	$2,530,945

6.           FINANCING ARRANGEMENTS

In August 2008, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2010.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of March 31, 2009, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2009, $7,000,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at March 31, 2009 was ..50%.  At March 31, 2009 and 2008, there was no balance outstanding on the credit facility.

In April 2004, the Company financed a corporate aircraft under a secured 4.35% fixed rate five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.  The balloon payment was paid in full in April 2009.

7.           LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities, as well as capital leases for certain office and other equipment.  The Company leases its corporate offices from a company controlled by certain Company officers.  The lease provides for a monthly rental amount of $13,626 and extends through May 2010.

The Company leases an aircraft maintenance facility located in Kinston, N. C. under an agreement that extends through January 2018, with monthly rental amounts increasing every five years.  However, based on the occurrence of certain events related to the composition of aircraft fleet, the lease may be canceled by the Company with 90 days notice.  The Company currently considers the lease to be cancelable.

GGS leases its facility under an agreement that extends through August 2009.  Monthly rent will increase over the life of the lease, based on increases in the Consumer Price Index.

At March 31, 2009, future minimum annual lease payments under capital and non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

	Capital Leases	Operating Leases
2010	$14,304	$789,200
2011	14,304	174,400
2012	7,152	-
Total minimum lease payments	35,760	$963,600
Less amount representing interest	4,467
Present value of lease payments	31,293
Less current maturities	12,674
Long-term maturities	$18,619

Rent expense for operating leases totaled approximately $1,050,000 and $843,000 for fiscal 2009 and 2008, respectively, and includes amounts to related parties of $161,000 and $152,800 in fiscal 2009 and 2008, respectively.

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS 157 to the consolidated financial statements as of March 31, 2009.   SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157, were as follows:

	Fair Value Measurements at March 31, 2009
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$6,852,713	$6,852,713	-	-

Short-term investments	$1,002,221	$1,002,221	-	-

Cash and cash equivalents include cash in operating bank accounts, liquid money market accounts and 90 day certificates of deposit placed through CDARS.  Short-term investments consist of certificates of deposit placed through CDARS, with original maturities of 26 weeks.    The original cost of both of these categories of assets is equal to fair value.

9.           STOCKHOLDERS’ EQUITY

The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  No preferred shares have been issued as of March 31, 2009.

On November 10, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $2,000,000 of the Company’s common stock from time to time on the open market.  The program was completed in August 2007.  During the year ended March 31, 2008, the Company repurchased the final 86,492 shares of its common stock at a total cost of $712,886, to complete this program.

On May 19, 2009, the Company declared a cash dividend of $0.33 per common share payable on June 26, 2009 to stockholders of record on June 5, 2009.

10.           COMPREHENSIVE INCOME

Other Comprehensive Income (Loss) activity (all net of income tax) is as follows:

	Unrealized Gain	Pension	Total Other
	(Loss) on	Liability	Comprehensive
	Securities	Adjustment	Income (Loss)

Balance at March 31, 2007	$79,549	$25,009	$104,558
Change	(79,549)	(66,522)	(146,071)
Balance at March 31, 2008	-	(41,513)	(41,513)
Change	-	41,513	41,513
Balance at March 31, 2009	$-	$-	$-

11.           EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 241,000 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant.  As of March 31, 2009, 11,000 shares remain available for grant under two plans.  The employee options generally vest one-third per year beginning with the first anniversary from the date of grant.   The non- employee director options generally vest one year from the date of grant.

Compensation expense related to stock options granted was $339,320 before tax, or $212,000 after tax ($.09 per share, basic and diluted) for the year ended March 31, 2009 and $333,195 before tax, or $219,000 after tax ($.09 per share, basic and diluted) for the year ended March 31, 2008.  Unrecognized compensation expense related to the stock options of $134,000 at March 31, 2009 is to be recognized through December 31, 2009.  No options were granted in fiscal 2009 or 2008.

Option activity is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at March 31, 2007	241,000	$8.56
Granted	-	-
Forfeited	(6,000)	8.29
Outstanding at March 31, 2008	235,000	$8.56
Granted	-	-
Exercised	(1,000)	$6.38
Outstanding at March 31, 2009	234,000	$8.57	7.16	$-

Exercisable at March 31, 2009	165,333	$8.66	7.05	$-

A summary of the status of the Company’s nonvested shares as of March 31, 2009, and changes during the year ended, is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	137,333	$4.94
Granted	-	-
Vested	(68,666)	4.94
Nonvested at end of year	68,667	$4.94

12.           REVENUES FROM MAJOR CUSTOMERS

Approximately 47% and 50% of the Company’s revenues were derived from services performed for FedEx Corporation in fiscal 2009 and 2008, respectively.  In addition, approximately 23% and 20% of the Company’s revenues for fiscal 2009 and 2008 respectively, were generated from GGS’s contract with the United States Air Force.

13.           INCOME TAXES

The provision for income taxes is as follows:

	Year Ended March 31,
	2009	2008
Current:
Federal	$2,223,000	$1,637,000
State	495,000	307,000
Total current	2,718,000	1,944,000
Deferred:
Federal	(91,000)	(140,000)
State	(14,000)	(30,000)
Total deferred	(105,000)	(170,000)

Total	$2,613,000	$1,774,000

The income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

	Year Ended March 31,
	2009			2008
		$	%		$	%
Income tax provision at
U.S. statutory rate	$2,377,000		34.0%	$1,760,000		34.0%
State income taxes, net
of Federal benefit	310,000		4.4	218,000		4.2
Permanent differences, net	(102,000)		(1.5)	(121,000)		(2.3)
Change in valuation
allowance	-		-	(42,000)		(0.8)
Other differences, net	28,000		0.5	(41,000)		(0.8)

Income tax provision	$2,613,000		37.4%	$1,774,000		34.3%

Deferred tax assets and liabilities consisted of the following:

	March 31,
	2009	2008
Warranty reserve	$72,000	$56,000
Accounts receivable reserve	43,000	104,000
Inventory reserves	225,000	350,000
Accrued vacation	204,000	184,000
Deferred compensation	366,000	265,000
Employee benefit plan	-	26,000
Stock option compensation	377,000	247,000
Other	55,000	42,000
Gross deferred tax assets	1,342,000	1,274,000

Property and equipment	(105,000)	(116,000)
Gross deferred tax liabilities	(105,000)	(116,000)

Net deferred tax asset	$1,237,000	$1,158,000

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2009 and 2008 consolidated balance sheets according to the classification of the related asset and liability.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal and state returns are the fiscal 2006 through 2008 tax years.  The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.  As of March 31, 2009, the Company did not have any unrecognized tax benefits.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48 and as of March 31, 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2009 and 2008.

14.           EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan (“Plan”).  All employees of the Company are eligible to participate in the Plan after six months of service.  The Company’s contribution to the Plan for the years ended March 31, 2009 and 2008 was $306,000 and $268,000, respectively and was recorded in general and administrative expenses in the consolidated statements of income.

The Company, in each of the past two years, has paid a discretionary profit sharing bonus in which all employees have participated.  Profit sharing expense in fiscal 2009 and 2008 was approximately $879,000 and $648,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of operations.

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

In the accompanying financial statements this liability was reported at March 31, 2008 as a long term Deferred Retirement Obligation in the amount of $752,515.  At March 31, 2009, it is reported as a current Accrued Compensation balance of $950,000.  During the year ended March 31, 2009, the Company has recorded a loss on settlement of the retirement plan of approximately $195,000, to expense the remaining unrecognized actuarial loss that had been included in accumulated other comprehensive income and to adjust the Accrued Compensation balance to the expected liability at July 31, 2009.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Operating Revenues	$22,417	$24,012	$23,538	$20,701
Operating Income	2,081	2,018	1,286	1,281
Net Earnings	1,340	1,322	974	743
Basic and Diluted Net Earnings per share	0.55	0.55	0.40	0.31

2008
Operating Revenues	$15,796	$17,412	$21,149	$24,042
Operating Income	968	848	1,433	1,805
Net Earnings	626	538	920	1,318
Basic and Diluted Net Earnings per share	0.25	0.22	0.38	0.55

16.           SEGMENT INFORMATION

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

Prior to the quarter ended September 30, 2008, the Company had determined that the operations of GAS were not significant enough to justify separate segment reporting and had only reported two operating segments, previously combining GGS and GAS into a single segment.  The Company has modified the prior period’s segment information to conform to the current period presentation. Segment data is summarized as follows:

	Year Ended March 31,
	2009	2008
Operating Revenues:
Overnight Air Cargo	$43,004,164	$39,275,518
Ground Equipment Sales:
Domestic	32,972,150	33,602,032
International	6,995,030	2,711,000
Total Ground Equipment Sales	39,967,180	36,313,032
Ground Support Services	7,696,666	2,810,256
Total	$90,668,010	$78,398,806

Operating Income
Overnight Air Cargo	$3,423,326	$2,599,261
Ground Equipment Sales	5,556,742	4,862,804
Ground Support Services	530,515	200,065
Corporate	(2,844,202)	(2,608,442)
Total	$6,666,381	$5,053,688

Capital Expenditures:
Overnight Air Cargo	$30,664	$86,619
Ground Equipment Sales	28,029	43,816
Ground Support Services	87,148	279,878
Corporate	69,406	67,495
Total	$215,247	$477,808

Depreciation and Amortization:
Overnight Air Cargo	$259,440	$368,521
Ground Equipment Sales	43,326	55,318
Ground Support Services	93,440	26,669
Corporate	41,538	21,947
Total	$437,744	$472,455

	As of March 31:
	2009	2008
Identifiable Assets:
Overnight Air Cargo	$6,779,257	$5,456,968
Ground Equipment Sales	12,299,439	16,868,328
Ground Support Services	2,231,834	1,422,112
Corporate	8,030,807	3,560,202
Total	$29,341,337	$27,307,610

17.           COMMITMENTS AND CONTINGENCIES

On February 28, 2005, a 135-foot fixed-stand deicing boom sold by Global Ground Support, LLC (“GGS”) for installation at the Philadelphia, Pennsylvania airport, and maintained by GGS, collapsed on an Airbus A330 aircraft operated by U.S. Airways.  GGS was named as a defendant in three legal actions arising from this incident and GGS commenced litigation against its subcontractor that designed, fabricated and warrantied the booms, seeking to recover approximately $905,000 in costs incurred by GGS in fiscal 2006 in connection with repairing the 11 remaining booms sold by GGS and installed at the Philadelphia airport.  During the fiscal year ended March 31, 2009, two of these legal actions against GGS were settled and GGS’s share of each of those settlements was fully paid by its liability insurer, and no out-of-pocket costs or charges were incurred by GGS in either of those cases.

The claim asserted by GGS against its subcontractor was also settled during the fiscal year ended March 31, 2009, with the subcontractor agreeing to pay a total of $550,000 to GGS, which payments will be made in interest-free installments over a two and one-half year period.  The $550,000 settlement has been recorded as other income in the year ended March 31, 2009 and is included in notes and other non-trade receivables in the March 31, 2009 consolidated balance sheet.

The only remaining claim arising out of the incident involves a lawsuit by the City of Philadelphia to recover for the loss of the collapsed deicing boom which is pending in the Philadelphia County Court of Common Pleas.  GGS is one of five parties named as a defendant in that proceeding, which case is captioned as City of Philadelphia v. Elliot Equipment Company, et al.  The defendants have made a joint proposal to the City for the fabrication and installation of a replacement deicing boom and Court supervised negotiations are ongoing.  This matter has a tentative trial date scheduled for the last quarter of calendar 2009.  If the City elects to seek recovery of monetary damages rather than a replacement deicing boom, and is successful in that claim, the Company believes that the bulk of that responsibility will be assigned to the other defendants in the proceeding or would be apportioned among all the defendants so that the claim would not be expected to have a material adverse financial impact on the Company.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

Item 9A(T).  Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2009 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                      Other Information.

None

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

 Information concerning Directors and Executive Officers may be found under the caption “Proposal 1 – Election of Directors” in our definitive proxy statement for our 2009 annual meeting of stockholders (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.  Such information is incorporated herein by reference.

The information in the 2009 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11.         Executive Compensation.

Information concerning executive compensation may be found under the captions “Executive Officer Compensation” and “Director Compensation” of our 2009 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our 2009 Proxy Statement set forth under the captions “Certain Beneficial Owners of Common Stock” and “Director and Executive Officer Stock Ownership” is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions and Director Independence.

The information in our 2009 Proxy Statement set forth under the caption “Certain Transactions” is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services.

The information in our 2009 Proxy Statement set forth under the caption “Proposal 2 – Ratification of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

1.           Financial Statements

     a.        The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes PLLC
(ii)	Consolidated Balance Sheets as of March 31, 2009 and 2008.
(iii)	Consolidated Statements of Income for the years ended March 31, 2009 and 2008.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2009 and 2008.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008.
(vi)	Notes to Consolidated Financial Statements.

3.           Exhibits

No.	Description

3.1
Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for fiscal period ended September 30, 2008 (Commission file No. 0-11720)

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 1996 (Commission File No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10 K for fiscal year ended March 31, 1994 (Commission File No. 0-11720)

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

10.3	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000* (Commission File No. 0-11720)

10.4
Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 0-11720)

10.5
Employment Agreement dated January 1, 1996 between the Company, Mountain Air Cargo Inc. and Mountain Aircraft Services, LLC and William H. Simpson, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996* (Commission File No. 0-11720)

10.6	Omnibus Securities Award Plan, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 1998* (Commission File No. 0-11720)

10.7
Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on 10-Q for the period ended September 30, 1998 (Commission File No. 0-11720)

10.8
Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on 10-Q for the period ended December 31, 1998 (Commission File No. 0-11720)

10.9
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-11720)

10.10
Employment Agreement dated as of July 8, 2005 between the Company and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2005* (Commission File No. 0-11720)

10.11
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the Securities and Exchange Commission on August 12, 2005* (Commission File No. 0-11720)

10.12
Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.13
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.14
Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.15
Employment Agreement dated as of October 6, 2006 between the Company and John Parry, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006* (Commission File No. 0-11720)

10.16
    Loan Agreement dated as of September 8, 2007 between the Company and its subsidiaries andBank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current
    Report on Form 8-K dated September 24, 2007 (Commission File No. 0-11720)

10.17
    Letter of Bank of America, N.A. extending term of line of credit, incorporated by reference toExhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September30,
    2008 (Commission File No. 0-11720)

10.18
    Amendment to Employment Agreement dated December 19, 2008 between William H. Simpsonand Air T, Inc., Mountain Air Cargo, Inc. and MAC Aviation Services, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2008* (Commission file No. 0-11720)

10.19
    Amendment to Employment and Non-compete Agreement dated December 19, 2008 betweenJohn Parry and Air T, Inc., incorporated by reference to Exhibit 10.2 of the Company’s
    Current Report on Form 8-K dated December 24, 2008* (Commission file No. 0-11720)

21.1	List of subsidiaries of the Company

23.1	Consent of Dixon Hughes PLLC

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

__________________
*  Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:            /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)                                                                           Date:  June 1, 2009

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)                                              Date:  June 1, 2009

By:            /s/ Claude S. Abernethy
Claude S. Abernethy, Jr., Director                                                                Date:  June 1, 2009

By:            /s/  Allison T. Clark
Allison T. Clark, Director                                                                               Date:  June 1, 2009

By:            /s/  Walter Clark
Walter Clark, Director                                                                                     Date:  June 1, 2009

By:            /s/  Sam Chesnutt
Sam Chesnutt, Director                                                                                 Date:  June 1, 2009

By:            /s/  John Parry
John Parry, Director                                                                                      Date:  June 1, 2009

By:            /s/ George C. Prill
George C. Prill, Director                                                                                Date:  June 1, 2009

By:            /s/  William Simpson
William Simpson, Director                                                                            Date:  June 1, 2009

By:            /s/  Dennis A. Wicker
Dennis Wicker, Director                                                                               Date:  June 1, 2009

By:           /s/  J. Bradley Wilson
J. Bradley Wilson, Director                                                                          Date:  June 1, 2009

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                                Document

21.1                          List of Subsidiaries of Air T, Inc.

23.1                          Consent of Dixon Hughes PLLC

31.1                          Section 302 Certification of Chief Executive Officer

31.2                          Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer