Form 10-Q
period 2009-06-30
AIR T INC
filed 2009-07-31
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009
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
       Yes                                          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
                                       Large Accelerated Filer                                 Accelerated Filer                               Non-Accelerated Filer                 Smaller Reporting Company   X
                                                                                                                                                                                                                   (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                  No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                                                                                                 Outstanding Shares at July 24, 2009
              Common Shares, par value of $.25 per share                                                                                                                                                   2,424,486

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS
		PAGE #
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3
	Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	June 30, 2009 (Unaudited) and March 31, 2009

	Condensed Consolidated Statements of Cash Flows	5
	Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income	6
	Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4(T)	Controls and Procedures	17

	PART II

Item 1.	Legal Proceedings	17
Item 6	Exhibits	17
	Signatures	18
	Exhibit Index	19
	Certifications	20

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Operating Revenues:
Overnight air cargo	$8,788,476	$9,455,564
Ground equipment sales	8,102,819	11,341,005
Ground support services	2,057,012	1,620,008
	18,948,307	22,416,577

Operating Expenses:
Flight-air cargo	3,835,469	4,738,775
Maintenance-air cargo	3,365,822	3,056,492
Ground equipment sales	5,751,726	8,043,548
Ground support services	1,505,736	1,242,441
General and administrative	2,650,519	3,143,464
Depreciation and amortization	103,898	111,338
	17,213,170	20,336,058

Operating Income	1,735,137	2,080,519

Non-operating Expense (Income):
Gain on retirement plan settlement	(8,460)	-
Interest expense	13,679	13,222
Investment income	(27,049)	(17,953)
	(21,830)	(4,731)

Earnings Before Income Taxes	1,756,967	2,085,250

Income Taxes	639,000	745,000

Net Earnings	$1,117,967	$1,340,250

Basic and Diluted Net Earnings Per Share	$0.46	$0.55

Dividends Declared Per Share	$0.33	$0.30

Weighted Average Shares Outstanding:
Basic and Diluted	2,424,486	2,423,506

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,525,772	$6,852,713
Short-term investments	1,008,425	1,002,221
Accounts receivable, less allowance for
doubtful accounts of $145,000 and $111,000	9,121,924	6,253,007
Notes and other non-trade receivables-current	262,180	292,744
Income tax receivable	-	117,000
Inventories	10,696,460	9,830,956
Deferred income taxes	680,000	599,000
Prepaid expenses and other	99,987	317,153
Total Current Assets	24,394,748	25,264,794

Property and Equipment, net	1,576,356	1,607,840

Deferred Income Taxes	665,000	638,000
Cash Surrender Value of Life Insurance Policies	1,448,441	1,431,440
Notes and Other Non-Trade Receivables-LongTerm	305,932	314,295
Other Assets	84,968	84,968
Total Assets	$28,475,445	$29,341,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,167,451	$3,021,074
Accrued compensation to executive	941,540	950,000
Accrued expenses	2,167,362	3,135,698
Income taxes payable	16,000	-
Current portion of long-term obligations	12,673	462,708
Total Current Liabilities	6,305,026	7,569,480

Capital Lease and Other Obligations	14,464	18,619

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,424,486 shares issued and outstanding	606,121	606,121
Additional paid in capital	6,130,160	6,045,330
Retained earnings	15,419,674	15,101,787
Total Stockholders' Equity	22,155,955	21,753,238
Total Liabilities and Stockholders’ Equity	$28,475,445	$29,341,337

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,117,967	$1,340,250
Adjustments to reconcile net earnings to net
cash used in operating activities:
Loss on sale of assets	2,563	-
Change in accounts receivable and inventory reserves	33,817	329,553
Depreciation and amortization	103,898	111,338
Change in cash surrender value of life insurance	(17,001)	(17,001)
Deferred income taxes	(108,000)	(117,376)
Periodic pension cost	-	23,325
Gain on retirement plan settlement	(8,460)	-
Warranty reserve	(40,733)	4,008
Compensation expense related to stock options	84,830	84,830
Change in operating assets and liabilities:
Accounts receivable	(2,902,734)	63,723
Notes receivable and other non-trade receivables	38,928	14,592
Inventories	(865,504)	(3,031,124)
Prepaid expenses and other	217,165	177,928
Accounts payable	146,377	432,790
Accrued expenses	(927,604)	(809,252)
Income taxes receivable/payable	133,000	210,000
Total adjustments	(4,109,458)	(2,522,666)
Net cash used in operating activities	(2,991,491)	(1,182,416)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	3,501,036
Purchase of investments	(6,204)	(1,501,648)
Capital expenditures	(74,977)	(61,905)
Net cash (used in) provided by investing activities	(81,181)	1,937,483
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan payments	(450,035)	(28,113)
Payment of cash dividend	(800,080)	(727,050)
Payment on capital leases	(4,154)	(8,163)
Net cash used in financing activities	(1,254,269)	(763,326)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,326,941)	(8,259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,852,713	51,858
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,525,772	$43,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,864	$13,170
Income taxes	614,000	652,085

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
 (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2008	2,423,506	$605,876	$5,700,002	$11,450,192	$(41,513)	$17,714,557

Net earnings				1,340,250
Other comprehensive income,
net of tax					3,772
Comprehensive Income						1,344,022

Cash dividend ($0.30 per share)				(727,050)		(727,050)
Compensation expense related to
stock options			84,830			84,830
Balance, June 30, 2008	2,423,506	$605,876	$5,784,832	$12,063,392	$(37,741)	$18,416,359

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$-	$21,753,238

Net earnings				1,117,967
Other comprehensive income					-
Comprehensive Income						1,117,967

Cash dividend ($0.33 per share)				(800,080)		(800,080)
Compensation expense related to
stock options			84,830			84,830
Balance, June 30, 2009	2,424,486	$606,121	$6,130,160	$15,419,674	$-	$22,155,955

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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009.  The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2009 and March 31, 2009 condensed consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month periods ended June 30, 2009 and 2008 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

3.	Comprehensive Income

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Three Months Ended June 30,
	2009	2008

Net earnings	$1,117,967	$1,340,250

Other Comprehensive Income:
Amortization of Net Actuarial Losses (Net
of tax)	-	3,772

Total Comprehensive Income	$1,117,967	$1,344,022

4.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,
	2009	2008

Net earnings	$1,117,967	$1,340,250

Basic and Diluted Net Earnings Per Share	$0.46	$0.55

Weighted Average Shares Outstanding:
Basic and Diluted	2,424,486	2,423,506

At June 30, 2009 and 2008, respectively, options to acquire 234,000 and 235,000 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive

5.	Inventories

Inventories consisted of the following:

	June 30,	March 31,
	2009	2009
Aircraft parts and supplies	$170,850	$151,833
Ground equipment manufacturing:
Raw materials	8,306,645	6,935,490
Work in process	2,023,453	2,439,072
Finished goods	777,585	886,634
Total inventories	11,278,533	10,413,029
Reserves	(582,073)	(582,073)

Total, net of reserves	$10,696,460	$9,830,956

6.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”).

No options were granted or exercised during the three months ended June 30, 2009 and 2008.  Stock based compensation expense has been recognized in the amount of $84,830 for each of the three month periods ended June 30, 2009 and 2008.  As of June 30, 2009, there was $49,000 of unrecognized compensation expense to be recognized through December 31, 2009.

7.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority.   The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the quarter ended June 30, 2009.  In accordance with SFAS 165, the Company reviewed events for inclusion in the financial statements through July 31, 2009, the date that the accompanying financial statements were issued.  The adoption of SFAS 165 did not impact the Company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009.  We adopted the provisions of FSP FAS 107-1and APB 28-1 for the quarter ended June 30, 2009 but as they apply only to financial statement disclosures, the adoption did not have a material effect on our financial statements.

8.	Fair Value of Financial Instruments

The Company utilizes Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) to measure financial assets and liabilities on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 (all Level 1 categories) were as follows:

	Fair Value Measurements at
	June 30, 2009	March 31, 2009

Cash and cash equivalents	$2,525,772	$6,852,713

Short-term investments	$1,008,425	$1,002,221

Cash and cash equivalents include cash in operating bank accounts, liquid money market accounts and 90-day certificates of deposit placed through CDARS.  Short-term investments consist of certificates of deposit placed through CDARS, with original maturities of 26 weeks.    The original cost of both of these categories of assets approximates their fair value.

9.	Financing Arrangements

In August 2008, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2010.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of June 30, 2009, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2009, $7,000,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at June 30, 2009 was .31%.

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

Segment data is summarized as follows:

	Three Months Ended June 30,
	2009	2008
Operating Revenues:
Overnight Air Cargo	$8,788,476	$9,455,564
Ground Equipment Sales:
Domestic	6,984,825	10,262,005
International	1,117,994	1,079,000
Total Ground Equipment Sales	8,102,819	11,341,005
Ground Support Services	2,057,012	1,620,008
Total	$18,948,307	$22,416,577

Operating Income
Overnight Air Cargo	$794,811	$841,428
Ground Equipment Sales	1,356,532	2,079,067
Ground Support Services	255,342	(65,375)
Corporate	(671,548)	(774,601)
Total	$1,735,137	$2,080,519

Capital Expenditures:
Overnight Air Cargo	$12,500	$14,345
Ground Equipment Sales	20,436	3,605
Ground Support Services	13,555	5,943
Corporate	28,486	38,012
Total	$74,977	$61,905

Depreciation and Amortization:
Overnight Air Cargo	$53,175	$69,869
Ground Equipment Sales	11,868	12,727
Ground Support Services	26,744	19,944
Corporate	12,111	8,798
Total	$103,898	$111,338

	As of :
	June 30, 2009	March 31, 2009
Identifiable Assets:
Overnight Air Cargo	$4,670,785	$6,779,257
Ground Equipment Sales	17,536,374	12,299,439
Ground Support Services	2,184,386	2,231,834
Corporate	4,083,900	8,030,807
Total	$28,475,445	$29,341,337

11.	Commitments and Contingencies

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

The claim asserted by GGS against its subcontractor was also settled during the fiscal year ended March 31, 2009, with the subcontractor agreeing to pay a total of $550,000 to GGS, which payments will be made in interest-free installments over a two and one-half year period.  The $550,000 settlement was recorded as income in the year ended March 31, 2009 and $400,000 is included in notes and other non-trade receivables in the June 30, 2009 consolidated balance sheet.

The last claim arising out of the incident involved a lawsuit captioned as City of Philadelphia v. Elliot Equipment Company, et al.  GGS was one of five defendants named in the action to recover for the loss of the collapsed deicing boom.  In July 2009, the parties to this action agreed to the terms of a settlement, under which GGS agreed to provide labor and materials towards providing a replacement deicing boom.  Management believes that the GGS settlement portion will not have a material adverse affect on the Company’s results of operations or financial position.

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

At March 31, 2009, the liability was estimated at $950,000 and was reported as Accrued Compensation.  During the quarter ended June 30, 2009, the Company was able to determine the actual liability amount and adjusted the liability to approximately $942,000, which is the actual amount to be paid out in July 2009, including employer payroll taxes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in three business segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company evaluates the performance of its operating segments based on operating income.  Prior to the quarter ended September 30, 2008, the Company had reported two operating segments, previously combining GGS and GAS into a single segment.  The Company has modified the prior period’s segment information to conform to the current period presentation.

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended June 30,
	2009		2008

Overnight Air Cargo Segment:
FedEx	$8,788	46%	$9,456	42%
Ground Equipment Sales Segment:
Military	5,873	31%	8,795	39%
Commercial - Domestic	1,112	6%	1,467	7%
Commercial - International	1,118	6%	1,079	5%
	8,103	43%	11,341	51%

Ground Support Services Segment	2,057	11%	1,620	7%
	$18,948	100%	$22,417	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the U.S.  Military.  Under the terms of dry-lease service agreements, which currently cover all of the 82 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  As a result, the fluctuating cost of fuel has not had any direct impact on our air cargo operating results.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined contributed approximately $8,788,000 and $9,456,000 to the Company’s revenues for the three-month periods ended June 30, 2009 and 2008, respectively, a current year decrease of $667,000 (7%).

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures four models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  In June 2003 GGS was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force.  The contract award was for one year with four additional one-year extension options that may be exercised by the United States Air Force.

GGS contributed approximately $8,103,000 and $11,341,000 to the Company’s revenues for the three-month periods ended June 30, 2009 and 2008, respectively.  The $3,238,000 (29%) decrease in revenues was due to primarily to a decrease in the number of military deicing units delivered in the current quarter.  At June 30, 2009, GGS’s order backlog was $14.8 million compared to $21.3 million at June 30, 2008.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $2,057,000 and $1,620,000 to the Company’s revenues for the three-month periods ended June 30, 2009 and 2008, respectively.  The $437,000 increase in revenues was due to the continued growth and expansion of GAS as it continued to add new customers and service locations over the past year.  GAS has grown to 11% of consolidated revenues for the three-month period ended June 30, 2009.

First Quarter Highlights

The Company has produced solid first quarter results though they did not match the results for the prior year first quarter ended June 30, 2008.  The prior year quarter was an exceptional quarter which was fueled by the unusually high backlog at March 31, 2008 as well as the high demand and volume of military and commercial deicers delivered in the prior year comparable quarter.  General economic and industry conditions continue to be a major concern and as a result we remain cautious going forward.  In these difficult times, we remain dedicated to conserving cash, monitoring costs, and strengthening our customer and vendor relationships.

On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force.  The contract award was for one year with four additional one-year extension options.  The contract replaces GGS’s previous contract with the United States Air Force which expired in June 2009, under which GGS provided 420 deicers over the past ten years.  The new contract was the result of a highly competitive bid process and the Company expects margins on deicing trucks to be reduced under the new contract compared to the recently expired contract.

During the quarter ended June 30, 2009, revenues from our GAS subsidiary totaled $2,057,000.  This new line of business continues to expand its customer base.  GAS’s main challenges continue to be its ability to add additional customers and develop existing ones to optimally utilize our staffing capacity at existing locations, to selectively add new stations, and to manage accounts receivable in a difficult operating environment and industry.  We also continue to monitor the Northwest Airlines and Delta Airlines merger as the combined airline comprises a substantial portion of GAS’s business.

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

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new one-year contract with the United States Air Force with four additional one-year extension options.  Although sales remain somewhat seasonal, this diversification has lessened the seasonal impacts and allowed the Company to be more efficient in its planning and production.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

First Quarter 2010 Compared to First Quarter 2009

Consolidated revenue decreased $3,468,000 (15%) to $18,948,000 for the three-month period ended June 30, 2009 compared to its equivalent prior period. The decrease in revenues resulted from a number of factors.  Revenues in the air cargo segment were down $667,000 (7%) primarily as a result of decreased flight and maintenance department costs passed through to its customer at cost as the number of aircraft operated at the end of the quarter decreased to 82 from 87 at June 30, 2008.  The reduction in aircraft also resulted in a $126,000 decrease in administrative fee revenue from FedEx.  Revenues in the ground equipment segment decreased $3,238,000 (29%) to $8,103,000 principally as a result of a decrease in military revenues during the first quarter of fiscal 2009.  In addition, GAS provided revenues of $2,057,000 during the three-month period ended June 30, 2009, compared to revenue of $1,620,000 in the prior year comparable quarter, as it continues to add new customers and new service locations.

Operating expenses decreased $3,123,000 (15%) to $17,213,000 for the three-month period ended June 30, 2009 compared to its equivalent prior period.  The decrease was due to a number of factors.  Operating expenses in the air cargo segment were down $594,000 (8%) primarily as a result of decreased flight and maintenance departments costs passed through to its customer at cost.  Ground equipment segment operating costs decreased $2,292,000 (28%) driven primarily by the current quarter’s decrease in military units and revenues.  The ground support services segment reported a $263,000 increase in operating expenses directly related to the increased revenue provided by GAS this quarter.  General and administrative expenses decreased $493,000 (16%) to $2,651,000 for the three-month period ended June 30, 2009 compared to its equivalent prior period. The principal component of this decrease was a decrease in the provision for doubtful accounts.  The allowance had been increased by approximately $320,000 in the period ended June 30, 2008 as compared to an increase of $34,000 in the current period.   In addition, travel, tradeshow and advertising expense decreased by approximately $110,000, quarter to quarter.  Finally, profit sharing expense was $61,000 less in the current quarter based on the decreased earnings.

Operating income for the quarter ended June 30, 2009 was $1,735,000, a $345,000 (17%) decrease from the same quarter of the prior year.  The overnight air cargo segment saw a 6% decrease in its operating income due to fewer aircraft and the corresponding decrease in administrative fee revenue, but otherwise experienced no significant changes to its operations or margins.  The ground equipment segment experienced a 35% decrease in its operating income principally a result of the 29% decrease in revenues, with the segment’s gross margin relatively consistent over the two periods.  The ground support services segment saw its operating income go from a loss of $65,000 in the prior year comparable period to income of $255,000 in the current period.  The new segment had been focusing on adding customers and locations while incurring additional costs in the startup mode and is now beginning to benefit from the maturing of its business and individual locations.

Non-operating income, net, was $22,000 for the three-month period ended June 30, 2009 compared to $5,000 in the equivalent prior period.  The principal difference was an increase in investment income of $9,000, due to increased cash and investment balances in the current period.

Pretax earnings decreased $328,000 for the three-month period ended June 30, 2009 compared to 2008, primarily due to the decrease in the ground equipment segment operating income.

During the three-month period ended June 30, 2009, the Company recorded $639,000 in income tax expense, which resulted in an estimated annual tax rate of 36.4%, compared to 35.7% for the comparable quarter in 2008.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

Liquidity and Capital Resources

As of June 30, 2009 the Company's working capital amounted to $18,090,000, an increase of $394,000 compared to March 31, 2009. The increase was primarily the result of positive earnings for the period offset by the payment of the annual dividend in June 2009.

The Company had no outstanding obligations under its line of credit at June 30, 2009.  In August 2008, the Company amended its $7,000,000 secured long-term revolving credit line to extend its expiration date to August 31, 2010.  The revolving credit line contains customary events of default, a subjective acceleration clause and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  As of June 30, 2009, the Company was in compliance with all of the restrictive covenants.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2009, $7,000,000 was available for borrowing under the credit line.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 137 basis points.  The LIBOR rate at June 30, 2009 was .31%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended June 30, 2009, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008

Net Cash Used in Operating Activities	$(2,992,000)	$(1,182,000)
Net Cash (Used in) Provided by Investing Activities	(81,000)	1,937,000
Net Cash Used in Financing Activities	(1,254,000)	(763,000)

Net Decrease in Cash	$(4,327,000)	$(8,000)

Cash used in operating activities was $1,810,000 more for the three-month period ended June 30, 2009 compared to the similar prior year period, resulting from a variety of offsetting factors.  Accounts receivable increased significantly during the current period, offset by inventory levels that grew considerably less in the current period compared to the comparable prior year period, as well as accrued expenses which were paid down at a much greater rate in the current period as compared to the prior year period.

Cash used in investing activities for the three-month period ended June 30, 2009 was $2,018,000 more than the comparable prior year period primarily due to a significant level of investment sales activity in the prior year period with minimal activity in the current period.

Cash used by financing activities was $491,000 more in the three-month period ended June 30, 2009, than in the corresponding prior year period primarily due to the payoff of the aircraft term loan in April 2009.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.33 per share cash dividend in June 2009.

During the year ended March 31, 2009, the Company amended the employment agreement of William H. Simpson, the Company’s Executive Vice President.  The amendment deleted all provisions providing for certain payments to be made to Mr. Simpson upon his retirement and replaces them with an obligation for the Company to pay Mr. Simpson in July 2009, an amount designed to equal the amount that he would have been entitled to receive had he retired at that time and elected to receive a lump sum.   The actual amount of that liability was estimated at $950,000 at March 31, 2009 but has been definitively determined to be approximately $942,000 at June 30, 2009 and was paid in full in July 2009.

Contingencies

The Company has been subject to significant contingencies associated with the February 28, 2005 de-icing boom collapse in Philadelphia and resulting litigation.  The majority of these contingencies have now been resolved.  These matters are described in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, which is incorporated herein by reference.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  July 31, 2009
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