Form 10-Q
period 2009-09-30
AIR T INC
filed 2009-11-02
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009
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
                   (State or other jurisdiction of incorporation or organization)                                                     (IRS Employer Identification No.)

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
Yes  __X__                                No

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
                                  Large Accelerated Filer ____    Accelerated Filer____     Non-Accelerated Filer____     Smaller Reporting Company__X__
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                  No__X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                                  Outstanding Shares at October 30, 2009
        Common Shares, par value of $.25 per share                            2,424,486

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS
		PAGE #
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3
	Three Months and Six Months Ended September 30, 2009 and 2008 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	September 30, 2009 (Unaudited) and March 31, 2009

	Condensed Consolidated Statements of Cash Flows	5
	Six Months Ended September 30, 2009 and 2008 (Unaudited)

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income	6
	Six Months Ended September 30, 2009 and 2008 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4(T)	Controls and Procedures	17

	PART II

Item 1.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6	Exhibits	18
	Signatures	19
	Exhibit Index	20
	Certifications	21

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Overnight air cargo	$9,814,199	$11,560,980	$18,602,675	$21,016,544
Ground equipment sales	8,092,702	10,709,743	16,195,521	22,050,748
Ground support services	2,234,887	1,741,598	4,291,899	3,361,606
	20,141,788	24,012,321	39,090,095	46,428,898

Operating Expenses:
Flight-air cargo	4,444,922	5,302,006	8,280,391	10,040,781
Maintenance-air cargo	3,908,095	4,531,386	7,273,917	7,587,878
Ground equipment sales	6,209,186	8,115,827	11,960,912	16,159,375
Ground support services	1,580,039	1,267,160	3,085,775	2,509,601
General and administrative	2,561,488	2,666,232	5,212,007	5,809,696
Depreciation and amortization	107,466	111,265	211,364	222,603
	18,811,196	21,993,876	36,024,366	42,329,934

Operating Income	1,330,592	2,018,445	3,065,729	4,098,964

Non-operating Expense (Income):
Gain on retirement plan settlement	-	-	(8,460)	-
Interest expense	3,241	22,512	16,920	35,734
Investment income	(27,530)	(40,220)	(54,579)	(58,173)
Other	2,826	339	2,826	339
	(21,463)	(17,369)	(43,293)	(22,100)

Earnings Before Income Taxes	1,352,055	2,035,814	3,109,022	4,121,064

Income Taxes	505,000	714,000	1,144,000	1,459,000

Net Earnings	$847,055	$1,321,814	$1,965,022	$2,662,064

Basic and Diluted Net Earnings Per Share	$0.35	$0.55	$0.81	$1.10

Dividends Declared Per Share	$-	$-	$0.33	$0.30

Weighted Average Shares Outstanding:
Basic	2,424,486	2,424,115	2,424,486	2,423,812
Diluted	2,428,033	2,437,653	2,424,486	2,424,929

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,802,262	$6,852,713
Short-term investments	1,002,477	1,002,221
Accounts receivable, less allowance for
doubtful accounts of $141,000 and $111,000	9,780,554	6,253,007
Notes and other non-trade receivables-current	268,953	292,744
Income tax receivable	270,000	117,000
Inventories	9,864,816	9,830,956
Deferred income taxes	634,000	599,000
Prepaid expenses and other	304,904	317,153
Total Current Assets	24,927,966	25,264,794

Property and Equipment, net	1,488,998	1,607,840

Deferred Income Taxes	333,000	638,000
Cash Surrender Value of Life Insurance Policies	1,465,442	1,431,440
Notes and Other Non-Trade Receivables-LongTerm	305,932	314,295
Other Assets	87,968	84,968
Total Assets	$28,609,306	$29,341,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,800,165	$3,021,074
Accrued compensation to executive		950,000
Accrued expenses	2,678,894	3,135,698
Current portion of long-term obligations	12,673	462,708
Total Current Liabilities	5,491,732	7,569,480

Long-term Obligations	68,709	18,619

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,424,486 shares issued and outstanding	606,121	606,121
Additional paid in capital	6,176,015	6,045,330
Retained earnings	16,266,729	15,101,787
Total Stockholders' Equity	23,048,865	21,753,238
Total Liabilities and Stockholders’ Equity	$28,609,306	$29,341,337

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,965,022	$2,662,064
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
(Gain) Loss on sale of assets	2,826	(16,275)
Change in accounts receivable and inventory reserves	29,790	(118,425)
Depreciation and amortization	211,364	222,603
Change in cash surrender value of life insurance	(34,002)	(34,002)
Deferred income taxes	270,000	(112,277)
Periodic pension cost	-	51,258
Gain on retirement plan settlement	(8,460)	-
Warranty reserve	(28,612)	63,000
Compensation expense related to stock options	130,685	169,660
Change in operating assets and liabilities:
Accounts receivable	(3,557,337)	2,147,926
Notes receivable and other non-trade receivables	32,155	6,576
Inventories	(32,146)	(3,328,368)
Prepaid expenses and other	8,992	30,320
Accounts payable	(220,909)	(47,823)
Accrued expenses	(428,193)	76,808
Accrued compensation to executive	(941,540)	-
Income taxes receivable	(153,000)	22,669
Total adjustments	(4,718,387)	(866,350)
Net cash (used in) provided by operating activities	(2,753,365)	1,795,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	6,679,235
Purchase of investments	-	(6,663,595)
Capital expenditures	(97,062)	(100,865)
Net cash used in investing activities	(97,062)	(85,225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	63,028	-
Aircraft term loan payments	(450,035)	(56,533)
Payment of cash dividend	(800,080)	(727,050)
Payment on capital leases	(12,937)	(9,417)
Proceeds from exercise of stock options	-	6,375
Net cash used in financing activities	(1,200,024)	(786,625)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,050,451)	923,864
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,852,713	51,858
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,802,262	$975,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,723	$29,985
Income taxes	1,027,000	1,548,416

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
 (UNAUDITED)

	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2008	2,423,506	$605,876	$5,700,002	$11,450,192	$(41,513)	$17,714,557

Net earnings				2,662,064
Other comprehensive income,
net of tax					9,821
Comprehensive Income						2,671,885

Cash dividend ($0.30 per share)				(727,050)		(727,050)
Exercise of stock options	1,000	250	6,125			6,375
Compensation expense related to
stock options			169,660			169,660
Balance, September 30, 2008	2,424,506	$606,126	$5,875,787	$13,385,206	$(31,692)	$19,835,427

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$-	$21,753,238

Net earnings				1,965,022
Other comprehensive income					-
Comprehensive Income						1,965,022

Cash dividend ($0.33 per share)				(800,080)		(800,080)
Compensation expense related to
stock options			130,685			130,685
Balance, September 30, 2009	2,424,486	$606,121	$6,176,015	$16,266,729	$-	$23,048,865

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Financial Statement Presentation

The condensed consolidated financial statements of Air T, Inc. (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been made.

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009.  The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the full year.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2009 and March 31, 2009 condensed consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three and six-month periods ended September 30, 2009 and 2008 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

3.	Comprehensive Income

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Net earnings	$847,055	$1,321,814	$1,965,022	$2,662,064

Other Comprehensive Income:
Amortization of Net Actuarial Losses (Net
of tax)	-	6,049	-	9,821

Total Comprehensive Income	$847,055	$1,327,863	$1,965,022	$2,671,885

4.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Net earnings	$847,055	$1,321,814	$1,965,022	$2,662,064

Basic and Diluted Net Earnings Per Share	$0.35	$0.55	$0.81	$1.10

Weighted Average Shares Outstanding:
Basic	2,424,486	2,424,115	2,424,486	2,423,812

Diluted	2,428,033	2,437,653	2,424,486	2,424,929

For the three and six months ended September 30, 2009, options to acquire 31,000 and 234,000 shares of common stock, respectively, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

5.	Inventories

Inventories consisted of the following:

	September 30,	March 31,
	2009	2009
Aircraft parts and supplies	$131,196	$151,833
Ground equipment manufacturing:
Raw materials	7,905,023	6,935,490
Work in process	1,176,193	2,439,072
Finished goods	1,234,477	886,634
Total inventories	10,446,889	10,413,029
Reserves	(582,073)	(582,073)

Total, net of reserves	$9,864,816	$9,830,956

6.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

No options were granted or exercised during the six-month period ended September 30, 2009.  Stock based compensation expense has been recognized in the amount of $45,855 and $84,830 for each of the three-month periods and $130,685 and $169,660 for each of the six-month periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, there was $3,400 of unrecognized compensation expense to be recognized through December 31, 2009.

7.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”).   ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities.  It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative.  ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Therefore, the Company adopted ASC 105-10 in our second quarter ended September 30, 2009.  References to FASB guidance throughout this document have been updated for the Codification.

8.	Fair Value of Financial Instruments

The Company measures and reports financial assets and liabilities at fair value on a recurring basis.  Fair value measurement is classified and disclosed in one of the following three categories:

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

The Company’s assets and liabilities measured at fair value on a recurring basis (all Level 1 categories) were as follows:

	Fair Value Measurements at
	September 30, 2009	March 31, 2009

Cash and cash equivalents	$2,802,262	$6,852,713

Short-term investments	$1,002,477	$1,002,221

Cash and cash equivalents include cash in operating bank accounts, liquid money market accounts and 90-day certificates of deposit placed through an account registry service (“CDARS”).  Short-term investments consist of investments in CDARS with original maturities of 26 weeks or more.    The original cost of both of these categories of assets approximates their fair value.

9.	Financing Arrangements

In September 2009, the Company amended its $7,000,000 secured long-term revolving credit line, modifying the debt covenants, modifying the interest rate spread and extending its expiration date to August 31, 2011.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, which the Company was in compliance with at September 30, 2009.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2009, $6,937,000 was available under the terms of the credit facility. The credit facility is secured by substantially all of the Company’s assets.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at September 30, 2009 was .25%.  The line of credit had an outstanding balance of $63,000 at September 30, 2009.

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

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Overnight Air Cargo	$9,814,199	$11,560,980	$18,602,675	$21,016,544
Ground Equipment Sales:
Domestic	5,045,182	8,849,333	12,030,007	19,153,428
International	3,047,520	1,860,410	4,165,514	2,897,320
Total Ground Equipment Sales	8,092,702	10,709,743	16,195,521	22,050,748
Ground Support Services	2,234,887	1,741,598	4,291,899	3,361,606
Total	$20,141,788	$24,012,321	$39,090,095	$46,428,898

Operating Income
Overnight Air Cargo	$605,133	$936,398	$1,399,944	$1,777,826
Ground Equipment Sales	951,190	1,594,990	2,307,722	3,674,057
Ground Support Services	309,949	194,509	565,291	129,134
Corporate	(535,680)	(707,452)	(1,207,228)	(1,482,053)
Total	$1,330,592	$2,018,445	$3,065,729	$4,098,964

Capital Expenditures:
Overnight Air Cargo	$22,085	$1,275	$34,585	$15,620
Ground Equipment Sales	-	3,580	20,436	7,185
Ground Support Services	-	34,105	13,555	40,048
Corporate	-	-	28,486	38,012
Total	$22,085	$38,960	$97,062	$100,865

Depreciation and Amortization:
Overnight Air Cargo	$52,972	$67,545	$106,147	$137,414
Ground Equipment Sales	13,280	9,670	25,148	22,397
Ground Support Services	27,478	23,208	54,222	43,152
Corporate	13,736	10,842	25,847	19,640
Total	$107,466	$111,265	$211,364	$222,603

	As of :
	September 30, 2009	March 31, 2009
Identifiable Assets:
Overnight Air Cargo	$4,078,779	$6,779,257
Ground Equipment Sales	17,691,358	12,299,439
Ground Support Services	2,251,954	2,231,834
Corporate	4,587,215	8,030,807
Total	$28,609,306	$29,341,337

11.	Commitments and Contingencies

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

The claim asserted by GGS against its subcontractor was also settled during the fiscal year ended March 31, 2009, with the subcontractor agreeing to pay a total of $550,000 to GGS, which payments will be made in interest-free installments over a two and one-half year period.  The $550,000 settlement was recorded as income in the year ended March 31, 2009 and the unpaid balance of $400,000 is included in notes and other non-trade receivables in the September 30, 2009 condensed consolidated balance sheet.

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

The Company is currently involved in certain personal injury and former employee matters, which involve pending or threatened lawsuits.  Those claims are subject to defense under the Company's liability insurance program and management believes that the results of these threatened or pending lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

12.	Deferred Retirement Obligation

On December 19, 2008 the Company amended the employment agreement of William H. Simpson, the Company’s Executive Vice President and the sole executive still covered under a supplemental retirement agreement.  The amendment deleted all provisions providing for certain payments to be made to Mr. Simpson upon his retirement and replaced them with an obligation for the Company to pay Mr. Simpson in July 2009 an amount designed to equal the amount that he would have been entitled to receive had he retired at that time and elected to receive a lump sum.   The liability of $942,000 including payroll taxes was paid in full in July 2009.

13.	Subsequent Events

The Company performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements.  The Company evaluated subsequent events through November 2, 2009, the date that the financial statements were issued.

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended September 30,				Six Months Ended September 30,
	2009		2008		2009		2008

Overnight Air Cargo Segment:
FedEx	$9,814	49%	$11,561	48%	$18,602	48%	$21,017	45%
Ground Equipment Sales Segment:
Military	1,763	9%	2,462	10%	7,636	19%	11,258	25%
Commercial - Domestic	3,282	16%	6,388	27%	4,394	11%	7,896	17%
Commercial - International	3,048	15%	1,860	8%	4,166	11%	2,897	6%
	8,093	40%	10,710	45%	16,196	41%	22,051	48%

Ground Support Services Segment	2,235	11%	1,741	7%	4,292	11%	3,361	7%
	$20,142	100%	$24,012	100%	$39,090	100%	$46,429	101%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the U.S.  Military.  Under the terms of dry-lease service agreements, which currently cover all of the 81 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  As a result, the fluctuating cost of fuel has not had any direct impact on our air cargo operating results.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined contributed approximately $18,602,000 and $21,017,000 to the Company’s revenues for the six-month periods ended September 30, 2009 and 2008, respectively, a current year decrease of $2,415,000 (11%).

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures a variety of models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, and style of the exterior finish.  GGS also manufactures various models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force.  The contract award was for one year with four additional one-year extension options that may be exercised by the United States Air Force.

GGS contributed approximately $16,196,000 and $22,051,000 to the Company’s revenues for the six-month periods ended September 30, 2009 and 2008, respectively.  The $5,855,000 (27%) decrease in revenues was due to a decrease in the number of military and commercial deicing units delivered in the current period.  Those decreases have been partially offset by an increase in international deicer sales, particularly to the China market.  At September 30, 2009, GGS’s order backlog was $13.6 million compared to $18.6 million at September 30, 2008 and $14.8 million at June 30, 2009.

GAS was formed in September 2007 to operate the aircraft ground support equipment services and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment services and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $4,292,000 and $3,361,000 to the Company’s revenues for the six-month periods ended September 30, 2009 and 2008, respectively.  The $931,000 (28%) increase in revenues was due to the continued growth and expansion of GAS as it continued to add new customers and service locations over the past year.  GAS has grown to 11% of consolidated revenues for the six-month period ended September 30, 2009.

Second Quarter Highlights

The prior year quarter ended September 30, 2008 was an exceptional quarter in terms of revenues and net earnings which was fueled by the unusually high backlog at March 31, 2008 as well as the high demand for military and commercial deicers.  The current year second quarter ended September 30, 2009 saw a significant decline from the outstanding quarter of a year ago, although it was in line with historical standards.  We saw a significant decline in both military and domestic commercial deicer deliveries from the prior year comparable quarter.  The domestic commercial market has slowed reflecting the current difficult economic and industry conditions.  The military deliveries slowed this quarter as we were delayed by the availability of certain inventory components.  We also saw a decline in the revenues and operating income from the air cargo segment as the number of revenue aircraft decreased from 87 a year ago to 81 currently.  We remain dedicated to conserving cash, monitoring costs, and strengthening our customer and vendor relationships.

On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force.  The contract award was for one year with four additional one-year extension options.  The contract replaces GGS’s previous contract with the United States Air Force which expired in June 2009, under which GGS provided 420 deicers over the past ten years.  The new contract was the result of a highly competitive bid process and the Company expects margins on deicing trucks to be reduced under the new contract compared to the recently expired contract.  The Company expects orders and deliveries under the new contract to begin in the last quarter of fiscal 2010 or the first quarter of fiscal 2011. The company does not know at this time the number of units or configurations of the expected delivery order for the U.S. Government fiscal year beginning October 1, 2009.

During the quarter ended September 30, 2009, revenues from our GAS subsidiary totaled $2,235,000.  This new line of business continues to expand its customer base though revenues have stabilized over the past twelve months.  GAS’s main challenges continue to be its ability to add additional customers and develop existing ones to optimally utilize our staffing capacity at existing locations, to selectively add new stations, and to manage accounts receivable in a difficult operating environment and industry.  We also continue to monitor the Northwest Airlines and Delta Airlines merger as the combined airline comprises a substantial portion of GAS’s business.

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

Income Taxes.  Income taxes have been provided using the liability method.  Deferred income taxes reflect the net affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

Stock Based Compensation. The Company recognizes stock based compensation using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company has used the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield.

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

Results of Operations

Second Quarter Fiscal 2010 Compared to Second Quarter Fiscal 2009

Consolidated revenue decreased $3,871,000 (16%) to $20,142,000 for the three-month period ended September 30, 2009 compared to its equivalent prior period. The decrease in revenues resulted from a number of factors.  Revenues in the air cargo segment were down $1,747,000 (15%) primarily as a result of decreased flight and maintenance department costs passed through to its customer at cost as the number of aircraft operated at the end of the quarter decreased to 81 from 87 at September 30, 2008.  The reduction in aircraft also resulted in a $93,000 decrease in administrative fee revenue from FedEx.  Revenues in the ground equipment sales segment decreased $2,617,000 (24%) to $8,093,000 principally as a result of a decrease in both military and domestic commercial deicer deliveries during the second quarter of fiscal 2010 compared to the historically high level of deliveries in the prior year period.  In addition, GAS provided revenues of $2,235,000 during the three-month period ended September 30, 2009, compared to revenue of $1,742,000 in the prior year comparable quarter, as it continues to add new customers and new service locations compared to a year ago.

Operating expenses decreased $3,183,000 (14%) to $18,811,000 for the three-month period ended September 30, 2009 compared to its equivalent prior period.  The decrease was due to a number of factors.  Operating expenses in the air cargo segment were down $1,480,000 (15%) primarily as a result of decreased flight and maintenance departments costs passed through to its customer at cost, resulting from the decrease in number of aircraft operated.  Ground equipment sales segment operating costs decreased $1,907,000 (23%) driven primarily by the current quarter’s decrease in military and domestic commercial deicing units and revenues.  The ground support services segment reported a $313,000 (25%) increase in operating expenses directly related to the increased revenue provided by GAS this quarter.  General and administrative expenses decreased $105,000 (4%) to $2,562,000 for the three-month period ended September 30, 2009 compared to its equivalent prior period, with a significant component being a profit sharing expense decrease of $69,000 in the current quarter based on the decrease in earnings.

Operating income for the quarter ended September 30, 2009 was $1,331,000, a $688,000 (34%) decrease from the same quarter of the prior year.  The overnight air cargo segment saw a 35% decrease in its operating income due to fewer aircraft and the corresponding decrease in administrative fee revenue.  The ground equipment sales segment experienced a 40% decrease in its operating income principally as a result of the decrease in revenues, with the segment’s gross margin relatively consistent over the two periods.  On a positive note, the ground support services segment saw a 59% increase in its operating income as the new segment has transitioned from startup mode and is benefitting from the maturing of its business and individual locations.

Non-operating income, net, increased by $4,000 to $22,000 for the three-month period ended September 30, 2009.  The principal differences were a decrease in interest expense of $19,000 offset by a decrease in investment income of $13,000, due to decreased investment rates in the current period.

Pretax earnings decreased $684,000 for the three-month period ended September 30, 2009 compared to 2008, as a result of the decreased revenues and profits in both the air cargo and ground equipment sales segments, partially offset by the increased revenues and profits within the ground support services segment.

During the three-month period ended September 30, 2009, the Company recorded $505,000 in income tax expense, which resulted in an estimated annual tax rate of 37.4%, compared to 35.1% for the comparable quarter in 2008.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

First Six Months of Fiscal 2010 Compared to First Six Months of Fiscal 2009

Consolidated revenue decreased $7,339,000 (16%) to $39,090,000 for the six-month period ended September 30, 2009 compared to its equivalent prior period. The decrease in revenues resulted from a number of factors.  Revenues in the air cargo segment were down $2,414,000 (11%) primarily as a result of decreased flight and maintenance department costs passed through to its customer at cost as the number of aircraft operated at the end of the period decreased to 81 from 87 at September 30, 2008.  The reduction in aircraft also resulted in a $218,000 decrease in administrative fee revenue from FedEx.  Revenues in the ground equipment sales segment decreased $5,855,000 (27%) to $16,196,000 principally as a result of a decrease in military and domestic commercial deicer revenues during the first six months of fiscal 2010.  In addition, GAS provided revenues of $4,292,000 during the six-month period ended September 30, 2009, compared to revenue of $3,362,000 in the prior year comparable period, as it continues to add new customers and new service locations.

Operating expenses decreased $6,306,000 (15%) to $36,024,000 for the six-month period ended September 30, 2009 compared to its equivalent prior period.  The decrease was due to a number of factors.  Operating expenses in the air cargo segment were down $2,074,000 (12%) primarily as a result of decreased flight and maintenance departments costs passed through to its customer at cost, as a result of the decrease in the number of aircraft operated.  Ground equipment sales segment operating costs decreased $4,199,000 (26%) driven primarily by the current period’s decrease in military and domestic commercial units and revenues.  The ground support services segment reported a $576,000 increase in operating expenses directly related to the increased revenue provided by GAS this period.  General and administrative expenses decreased $598,000 (10%) to $5,212,000 for the six-month period ended September 30, 2009 compared to its equivalent prior period. There were a number of significant components comprising this decrease.  First, the provision for doubtful accounts had increased by $160,000 in the prior year period compared with an increase of $30,000 in the current year period, a $130,000 reduction.  In addition, travel, tradeshow and advertising expense decreased by approximately $160,000, period to period, while insurance and professional fee expense decreased by $52,000 and $70,000, respectively.  Compensation expense relating to stock options is also declining and was $40,000 less in the current period.  Finally, profit sharing expense was $130,000 less in the current period based on the decreased earnings.

Operating income for the six-month period ended September 30, 2009 was $3,066,000, a $1,033,000 (25%) decrease from the same period of the prior year.  The overnight air cargo segment saw a 21% decrease in its operating income due to fewer aircraft and the corresponding decrease in administrative fee revenue, but otherwise experienced no significant changes to its operations or margins.  The ground equipment sales segment experienced a 37% decrease in its operating income principally a result of the decrease in revenues, with the segment’s gross margin relatively consistent over the two periods.  The ground support services segment saw a 338% increase in its operating income as the new segment has transitioned from startup mode and is now beginning to benefit from the maturing of its business and individual locations.

Non-operating income, net, increased by $21,000 to $43,000 for the six-month period ended September 30, 2009.  The principal difference was a decrease in interest expense of $19,000.

Pretax earnings decreased $1,012,000 for the six-month period ended September 30, 2009 compared to the prior period, due in large part to the decrease in the ground equipment sales segment operating revenues and income and to a lesser degree to the decrease in the air cargo segment operating revenues and income.

During the six-month period ended September 30, 2009, the Company recorded $1,144,000 in income tax expense, which resulted in an estimated annual tax rate of 36.8%, compared to 35.4% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

Liquidity and Capital Resources

As of September 30, 2009 the Company's working capital amounted to $19,436,000, an increase of $1,741,000 compared to March 31, 2009. The increase was primarily the result of positive earnings for the period offset by the payment of the annual dividend in June 2009.

In September 2009, the Company amended its $7,000,000 secured long-term revolving credit line, modifying the debt covenants, modifying the interest rate spread and extending its expiration date to August 31, 2011.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, which the Company was in compliance with at September 30, 2009.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2009, $6,937,000 was available under the terms of the credit facility. The line of credit had an outstanding balance of $63,000 at September 30, 2009.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at September 30, 2009 was .25%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was minimal during the quarter ended September 30, 2009, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods:
	Six Months Ended September 30,
	2009	2008

Net Cash Provided by (Used in) Operating Activities	$(2,753,000)	$1,796,000
Net Cash Used in Investing Activities	(97,000)	(85,000)
Net Cash Used in Financing Activities	(1,200,000)	(787,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$(4,050,000)	$924,000

Cash used in operating activities was $4,549,000 more for the six-month period ended September 30, 2009 compared to the similar prior year period, resulting from a variety of offsetting factors.  Accounts receivable increased significantly during the current period while they had decreased in the prior year comparable period, offset by inventory levels that were flat in the current period compared to a significant increase in the comparable prior year period.  In addition, accrued compensation and other expenses were paid down at a much greater rate in the current six-month period as compared to the prior year period.

Cash used in investing activities was very comparable in the six-month periods, principally equipment acquisitions.

Cash used in financing activities was $413,000 more in the six-month period ended September 30, 2009, than in the corresponding prior year period primarily due to the payoff of the aircraft term loan in April 2009.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.33 per share cash dividend in June 2009.

During the year ended March 31, 2009, the Company amended the employment agreement of William H. Simpson, the Company’s Executive Vice President.  The amendment deleted all provisions providing for certain payments to be made to Mr. Simpson upon his retirement and replaced them with an obligation for the Company to pay Mr. Simpson in July 2009, an amount designed to equal the amount that he would have been entitled to receive had he retired at that time and elected to receive a lump sum.   The balance due of $942,000 including payroll taxes was paid in full in July 2009.

Contingencies

The Company has been subject to significant contingencies associated with the February 28, 2005 de-icing boom collapse in Philadelphia and resulting litigation.  All of the resulting litigation has now been settled.  These matters are described in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited), included in Part I, Item 1 of this report, which is incorporated herein by reference.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 2009 annual meeting of stockholders on September 2, 2009.

(b) The Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 15, 2009 listed nine nominees for election as directors.  After the printing but prior to the mailing of the proxy materials, the Company learned of the passing of one of its incumbent directors who had been listed in the proxy statement for re-election, Claude S Abernethy, Jr. In light of Mr. Abernethy’s passing and the timing of the annual meeting, the board of directors did not nominate a replacement for Mr. Abernethy.  Accordingly, the board of directors nominated the eight nominees listed below.

(c) At the annual meeting, the stockholders voted on the election of the eight members of the Board of Directors and ratification of the appointment of Dixon Hughes PLLC to serve as the Company’s independent auditors for the fiscal year ending March 31, 2010. The following tables summarize the results of the voting on these matters.

Election of Directors

Nominee	Shares Voted For	Shares Voted Withheld

Walter Clark	1,807,854	277,682
John Parry	1,786,718	298,818
William H. Simpson	1,807,829	277,707
Sam Chesnutt	2,031,117	54,419
Allison T. Clark	1,786,930	298,606
George C. Prill	1,788,226	297,310
Dennis A. Wicker	2,022,062	63,474
J. Bradley Wilson	2,043,198	42,338

Ratification of Appointment of Independent Auditors

Shares Voted For	Shares Voted Against	Shares Cast to Abstain
2,040,891	27,355	17,290

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

10.1
Amendment No. 1 to Loan Agreement dated as of September 22, 2009 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009 (Commission file No. 0-11720)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  November 2, 2009
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

10.1
          Amendment No. 1 to Loan Agreement dated as of September 22, 2009 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18,
          2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009  (Commission file No. 0-11720)

              31.1           Section 302 Certification of Chief Executive Officer

              31.2           Section 302 Certification of Chief Financial Officer

              32.1           Section 1350 Certifications