Form 10-Q
period 2009-12-31
AIR T INC
filed 2010-02-01
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
x	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2009
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

       Common Stock                                                                           Outstanding Shares at January 29, 2010
       Common Shares, par value of $.25 per share                                                                      2,424,486

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS
		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3
	Three Months and Nine Months Ended December 31, 2009 and 2008 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	December 31, 2009 (Unaudited) and March 31, 2009

	Condensed Consolidated Statements of Cash Flows	5
	Nine Months Ended December 31, 2009 and 2008 (Unaudited)

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income	6
	Nine Months Ended December 31, 2009 and 2008 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4(T)	Controls and Procedures	16

	PART II

Item 1.	Legal Proceedings	16
Item 6	Exhibits	16
	Signatures	17
	Exhibit Index	18
	Certifications	19

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Operating Revenues:
Overnight air cargo	$9,991,420	$10,846,052	$28,594,095	$31,862,596
Ground equipment sales	9,769,016	10,649,024	25,964,537	32,699,772
Ground support services	2,560,691	2,042,497	6,852,590	5,404,103
	22,321,127	23,537,573	61,411,222	69,966,471

Operating Expenses:
Flight-air cargo	4,516,982	4,942,896	12,797,373	14,983,677
Maintenance-air cargo	4,038,547	4,356,229	11,312,464	11,944,107
Ground equipment sales	7,477,230	8,437,235	19,438,142	24,596,610
Ground support services	1,801,877	1,653,918	4,887,652	4,163,519
General and administrative	2,612,140	2,753,136	7,824,147	8,562,832
Depreciation and amortization	105,706	107,744	317,070	330,347
	20,552,482	22,251,158	56,576,848	64,581,092

Operating Income	1,768,645	1,286,415	4,834,374	5,385,379

Non-operating Expense (Income):
Lawsuit settlement income	-	(550,000)	-	(550,000)
(Gain) Loss on retirement plan settlement	-	195,299	(8,460)	195,299
Interest expense	262	45,784	17,182	81,518
Investment income	(20,875)	(14,994)	(72,628)	(72,828)
	(20,613)	(323,911)	(63,906)	(346,011)

Earnings Before Income Taxes	1,789,258	1,610,326	4,898,280	5,731,390

Income Taxes	542,000	636,000	1,686,000	2,095,000

Net Earnings	$1,247,258	$974,326	$3,212,280	$3,636,390

Earnings Per Share:
Basic	$0.51	$0.40	$1.32	$1.50

Diluted	$0.51	$0.40	$1.32	$1.50

Dividends Declared Per Share	$-	$-	$0.33	$0.30

Weighted Average Shares Outstanding:
Basic	2,424,486	2,424,503	2,424,486	2,424,043
Diluted	2,459,754	2,424,503	2,434,751	2,424,043

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,152,866	$6,852,713
Short-term investments	1,007,924	1,002,221
Accounts receivable, less allowance for
doubtful accounts of $139,000 and $111,000	11,598,404	6,253,007
Notes and other non-trade receivables-current	217,145	292,744
Income tax receivable	36,000	117,000
Inventories	8,924,941	9,830,956
Deferred income taxes	632,000	599,000
Prepaid expenses and other	394,768	317,153
Total Current Assets	26,964,048	25,264,794

Property and Equipment, net	1,391,007	1,607,840

Deferred Income Taxes	317,000	638,000
Cash Surrender Value of Life Insurance Policies	1,482,443	1,431,440
Notes and Other Non-Trade Receivables-LongTerm	155,932	314,295
Other Assets	87,968	84,968
Total Assets	$30,398,398	$29,341,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,515,696	$3,021,074
Accrued compensation to executive	-	950,000
Accrued expenses	2,571,433	3,135,698
Current portion of long-term obligations	11,706	462,708
Total Current Liabilities	6,098,835	7,569,480

Long-term Obligations	-	18,619

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,424,486 shares issued and outstanding	606,121	606,121
Additional paid in capital	6,179,455	6,045,330
Retained earnings	17,513,987	15,101,787
Total Stockholders' Equity	24,299,563	21,753,238
Total Liabilities and Stockholders’ Equity	$30,398,398	$29,341,337

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,212,280	$3,636,390
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
(Gain) Loss on sale of assets	2,839	(16,275)
Change in accounts receivable and inventory reserves	27,657	(606)
Depreciation and amortization	317,070	330,347
Change in cash surrender value of life insurance	(51,003)	(51,003)
Deferred income taxes	288,000	(176,000)
Periodic pension cost	-	45,829
(Gain) Loss on retirement plan settlement	(8,460)	195,299
Warranty reserve	100,002	195,528
Compensation expense related to stock options	134,125	254,490
Change in operating assets and liabilities:
Accounts receivable	(5,373,054)	3,324,492
Notes receivable and other non-trade receivables	233,963	(491,216)
Inventories	905,467	(1,746,244)
Prepaid expenses and other	(86,319)	(43,977)
Accounts payable	494,622	(1,782,811)
Accrued expenses	(664,268)	(171,816)
Accrued compensation to executive	(941,540)	-
Income taxes receivable/payable	81,000	(179,000)
Total adjustments	(4,539,899)	(312,963)
Net cash (used in) provided by operating activities	(1,327,619)	3,323,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	900	6,679,235
Purchase of investments	-	(6,657,345)
Capital expenditures	(103,428)	(162,765)
Net cash used in investing activities	(102,528)	(140,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan payments	(450,035)	(85,264)
Payment of cash dividend	(800,080)	(727,050)
Payment on capital leases	(19,585)	(15,419)
Proceeds from exercise of stock options	-	6,375
Repurchase of common stock		(122)
Net cash used in financing activities	(1,269,700)	(821,480)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,699,847)	2,361,072
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,852,713	51,858
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,152,866	$2,412,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,924	$70,534
Income taxes	1,318,000	2,477,644

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
 (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2008	2,423,506	$605,876	$5,700,002	$11,450,192	$(41,513)	$17,714,557

Net earnings				3,636,390
Other comprehensive income,
net of tax					41,513
Comprehensive Income						3,677,903

Cash dividend ($0.30 per share)				(727,050)		(727,050)
Exercise of stock options	1,000	250	6,125			6,375
Compensation expense related to
stock options			254,490			254,490
Stock repurchase	(20)	(5)	(117)			(122)
Balance, December 31, 2008	2,424,486	$606,121	$5,960,500	$14,359,532	$-	$20,926,153

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$-	$21,753,238

Net earnings				3,212,280
Other comprehensive income					-
Comprehensive Income						3,212,280

Cash dividend ($0.33 per share)				(800,080)		(800,080)
Compensation expense related to
stock options			134,125			134,125
Balance, December 31, 2009	2,424,486	$606,121	$6,179,455	$17,513,987	$-	$24,299,563

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

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2009 and March 31, 2009 condensed consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three and nine-month periods ended December 31, 2009 and 2008 differ from the federal statutory rate of 34% as a result of state income taxes offset by permanent tax differences, including the federal production deduction, as well as a true up of federal income taxes on prior year tax filings and foreign tax credits.

3.	Comprehensive Income

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net earnings	$1,247,258	$974,326	$3,212,280	$3,636,390

Other Comprehensive Income:
Amortization of Net Actuarial Losses
Net of tax)	-	37,741	-	41,513

Total Comprehensive Income	$1,247,258	$1,012,067	$3,212,280	$3,677,903

4.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net earnings	$1,247,258	$974,326	$3,212,280	$3,636,390

Earnings Per Share:
Basic	$0.51	$0.40	$1.32	$1.50
Diluted	$0.51	$0.40	$1.32	$1.50

Weighted Average Shares Outstanding:
Basic	2,424,486	2,424,503	2,424,486	2,424,043
Diluted	2,459,754	2,424,503	2,434,751	2,424,043

For the three and nine months ended December 31, 2009, options to acquire 16,000 and 31,000 shares of common stock, respectively, were not included in computing diluted earnings per common share because their effects were anti-dilutive.  For the three and nine months ended December 31, 2008, options to acquire 234,000 shares of common stock were not included.

5.	Inventories

Inventories consisted of the following:

	December 31,	March 31,
	2009	2009
Aircraft parts and supplies	$128,873	$151,833
Ground equipment manufacturing:
Raw materials	6,801,898	6,935,490
Work in process	1,231,051	2,439,072
Finished goods	1,345,192	886,634
Total inventories	9,507,014	10,413,029
Reserves	(582,073)	(582,073)

Total, net of reserves	$8,924,941	$9,830,956

6.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

No options were granted or exercised during the nine-month period ended December 31, 2009.  Stock based compensation expense has been recognized in the amount of $3,440 and $84,830 for each of the three-month periods and $134,125 and $254,490 for each of the nine-month periods ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was no unrecognized compensation expense.

7.	Fair Value of Financial Instruments

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

The Company’s assets and liabilities measured at fair value on a recurring basis (all Level 1 categories) were as follows:

	Fair Value Measurements at
	December 31, 2009	March 31, 2009

Cash and cash equivalents	$4,152,866	$6,852,713

Short-term investments	$1,007,924	$1,002,221

Cash and cash equivalents include cash in operating bank accounts, liquid money market accounts and 90-day or less certificates of deposit placed through an account registry service (“CDARS”).  Short-term investments consist of investments in CDARS with original maturities of 26 weeks or more.    The original cost of both of these categories of assets approximates their fair value.

8.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2011.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2009.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2009, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding. The credit facility is secured by substantially all of the Company’s assets.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at December 31, 2009 was .23%.

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

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Operating Revenues:
Overnight Air Cargo	$9,991,420	$10,846,052	$28,594,095	$31,862,596
Ground Equipment Sales:
Domestic	8,109,459	8,793,398	20,139,466	27,946,479
International	1,659,557	1,855,626	5,825,071	4,753,293
Total Ground Equipment Sales	9,769,016	10,649,024	25,964,537	32,699,772
Ground Support Services	2,560,691	2,042,497	6,852,590	5,404,103
Total	$22,321,127	$23,537,573	$61,411,222	$69,966,471

Operating Income
Overnight Air Cargo	$627,161	$795,412	$2,027,105	$2,573,238
Ground Equipment Sales	1,280,647	1,096,170	3,588,369	4,770,227
Ground Support Services	397,433	114,051	962,724	243,185
Corporate	(536,596)	(719,218)	(1,743,824)	(2,201,271)
Total	$1,768,645	$1,286,415	$4,834,374	$5,385,379

Capital Expenditures:
Overnight Air Cargo	$5,849	$7,285	$40,434	$22,905
Ground Equipment Sales	-	-	20,436	7,185
Ground Support Services	-	36,575	13,304	76,623
Corporate	517	18,040	29,254	56,052
Total	$6,366	$61,900	$103,428	$162,765

Depreciation and Amortization:
Overnight Air Cargo	$52,124	$62,172	$158,271	$199,586
Ground Equipment Sales	12,971	10,442	38,119	32,839
Ground Support Services	27,477	24,597	81,699	67,749
Corporate	13,134	10,533	38,981	30,173
Total	$105,706	$107,744	$317,070	$330,347

	As of :
	December 31, 2009	March 31, 2009
Identifiable Assets:
Overnight Air Cargo	$5,173,732	$6,779,257
Ground Equipment Sales	18,248,487	12,299,439
Ground Support Services	2,695,408	2,231,834
Corporate	4,280,771	8,030,807
Total	$30,398,398	$29,341,337

10.	Commitments and Contingencies

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

11.	Subsequent Events

The Company performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements.  The Company evaluated subsequent events through February 1, 2010, the date that the financial statements were issued.

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2009		2008		2009		2008

Overnight Air Cargo Segment:
FedEx	$9,991	45%	$10,846	46%	$28,594	47%	$31,863	45%
Ground Equipment Sales Segment:
Military	4,759	21%	2,935	12%	12,395	20%	14,193	20%
Commercial - Domestic	3,350	15%	5,858	25%	7,744	13%	13,754	20%
Commercial - International	1,660	7%	1,856	8%	5,825	9%	4,753	7%
	9,769	43%	10,649	45%	25,964	42%	32,700	47%

Ground Support Services Segment	2,561	12%	2,043	9%	6,853	11%	5,404	8%
	$22,321	100%	$23,538	100%	$61,411	100%	$69,967	100%

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

MAC and CSA combined contributed approximately $28,594,000 and $31,863,000 to the Company’s revenues for the nine-month periods ended December 31, 2009 and 2008, respectively, a current year decrease of $3,269,000 (10%).

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures a variety of models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, and style of the exterior finish.  GGS also provides fixed-pedestal-mounted deicers and various models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force.  The contract award was for one year with four additional one-year extension options that may be exercised by the United States Air Force.

GGS contributed approximately $25,964,000 and $32,700,000 to the Company’s revenues for the nine-month periods ended December 31, 2009 and 2008, respectively, a current year decrease of $6,736,000 (21%).  At December 31, 2009, GGS’s order backlog was $5.7 million compared to $12.2 million at December 31, 2008 and $13.6 million at September 30, 2009.

GAS was formed in September 2007 to operate the aircraft ground support equipment services and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment services and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $6,853,000 and $5,404,000 to the Company’s revenues for the nine-month periods ended December 31, 2009 and 2008, respectively.  The $1,449,000 (27%) increase in revenues was due to the continued growth and expansion of GAS as it continued to add new customers and service locations over the past year.  GAS has accounted for 11% of consolidated revenues for the nine-month period ended December 31, 2009, up from 8% a year ago.

Third Quarter Highlights

Our Company has produced solid third quarter results in the current year, significantly exceeding the consolidated operating income of the prior year comparable quarter.  Overall we saw a 5% reduction in revenues, but as a result of the product mix sold by GGS this quarter, we were able to increase product gross margins by approximately 3% for the quarter and as a result, show an increase in operating income.  The current year third quarter ended December 31, 2009 reflects increased operating income in both our GGS and GAS subsidiaries.  Military deicer deliveries, all of which were under our contract that expired in June 2009, were up this quarter as we were able to complete deliveries that were slowed in the second quarter due to the unavailability of certain inventory components.  We also saw a decline in the revenues and operating income from the air cargo segment this quarter, as compared to the comparable prior year quarter, as the number of revenue aircraft decreased from 87 a year ago to 81 currently.  There has been no further reduction in the number of revenue aircraft since September 30, 2009.  We remain dedicated to conserving cash, controlling costs, and strengthening our customer and vendor relationships.

On a year to date basis, GGS operating income is down as the domestic commercial deicer market has slowed reflecting the current difficult economic and industry conditions.  This trend continued this quarter and as a result, GGS backlog is low in comparison to a year ago and at September 30, 2009.  We have not received any orders to date from the U. S. Air Force under our new contract, also contributing to our low backlog figure.  We are not able at this time to project what the level of U. S. Air Force orders will be in the coming periods.

During the quarter ended December 31, 2009, revenues from our GAS subsidiary totaled $2,561,000, up 25% from the same quarter a year ago.  This relatively new line of business continues to expand its customer base though revenues have stabilized over the past twelve months.  A significant portion of GAS work is under a three-year contract with Delta Airlines, through December 2010.  GAS’s main challenges continue to be its ability to add additional customers, retain and develop existing customers to optimally utilize our staffing capacity at existing locations, to selectively add new stations, and to manage accounts receivable in a difficult operating environment and industry.  GAS is currently in the process of responding to a request for proposal from Delta Airlines covering work at our existing locations as well as work at additional locations that Delta serves.  We will be in a competitive bid process to procure work that we are doing under our existing contract with Delta Airlines (which we entered into with Northwest Airlines prior to its merger with Delta) as well as to procure additional work at new locations.  Our work for Delta Airlines comprises a substantial portion of GAS’s business and the outcome of this proposal and bidding process will have a significant impact on GAS’s future operations.

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

Revenue Recognition.  Air cargo revenue is recognized upon completion of contract terms.  Maintenance and ground support services revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new one-year contract with the United States Air Force with four additional one-year extension options.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in recent years and allowed the Company to be more efficient in its planning and production.  At this time, GGS has not received any orders under its new contract with the United States Air Force, and until such time as that happens, may see a return to a seasonal pattern of revenues and earnings relating to its commercial deicer business.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

Third Quarter Fiscal 2010 Compared to Third Quarter Fiscal 2009

Consolidated revenue decreased $1,216,000 (5%) to $22,321,000 for the three-month period ended December 31, 2009 compared to its equivalent prior period. The decrease in revenues resulted from a number of factors.  Revenues in the air cargo segment were down $855,000 (8%) to $9,991,000 primarily as a result of decreased flight and maintenance department costs passed through to its customer at cost as the number of aircraft operated at the end of the quarter was 81 compared to 87 at December 31, 2008.  The lower level of aircraft operated in the current period also resulted in a $91,000 decrease in administrative fee revenue from FedEx compared to the prior year period.  Revenues in the ground equipment sales segment decreased $880,000 (8%) to $9,769,000 principally as a result of a decrease in domestic commercial deicer deliveries during the third quarter of fiscal 2010 compared to the prior year period.  GAS revenues increased $518,000 (25%) to $2,561,000 as it continues to expand existing locations as well as add new customers and new service locations.

Operating expenses decreased $1,699,000 (8%) to $20,552,000 for the three-month period ended December 31, 2009 compared to its equivalent prior period.  The decrease was due to a number of factors.  Operating expenses in the air cargo segment were down $744,000 (8%) primarily as a result of decreased flight and maintenance departments costs passed through to its customer at cost, resulting from the lower number of aircraft operated.  Ground equipment sales segment operating costs decreased $960,000 (11%) driven primarily by the current quarter’s decrease in domestic commercial deicing units produced.  The ground support services segment reported a $148,000 (9%) increase in operating expenses directly related to the increased revenue provided by GAS this quarter.  General and administrative expenses decreased $141,000 (5%) to $2,612,000 for the three-month period ended December 31, 2009 compared to its equivalent prior period. This decrease was comprised of two principal items; a $117,000 decrease in professional fees this period related to decreases in spending for consulting and legal fees at GGS, and an $81,000 decrease in compensation expense relating to stock options as we expensed the final portion of our outstanding options during the three-month period ended December 31, 2009.

Operating income for the quarter ended December 31, 2009 was $1,769,000, a $482,000 (37%) increase from the same quarter of the prior year.  The overnight air cargo segment saw a 21% decrease in its operating income due to fewer aircraft and the corresponding decrease in administrative fee revenue.  The ground equipment sales segment experienced a 17% increase in its operating income even with reduced revenues as a result of a product mix which produced improved gross margins for the quarter.  The ground support services segment saw a 248% increase in its operating income as the new segment has transitioned from startup mode and is benefitting from the maturing of its individual locations and business overall.

Non-operating income, net, decreased by $303,000 to $21,000 for the three-month period ended December 31, 2009.  The $550,000 lawsuit settlement in December 2008 was a principal component of this decrease.  This was partially offset by the $195,000 retirement plan settlement expense also recorded in December 2008.  In addition, the Company had a $45,000 decrease in interest expense from the prior period.

Pretax earnings increased $179,000 for the three-month period ended December 31, 2009 compared to 2008, as a result of the increased operating profits at our ground equipment sales and ground support services segments which more than offset the $303,000 decrease in non-operating income.

During the three-month period ended December 31, 2009, the Company recorded $542,000 in income tax expense, which resulted in an estimated annual tax rate of 30.3%, compared to 39.5% for the comparable quarter in 2008.  The estimated annual effective tax rate for the current period is unusually low compared to the U. S. federal statutory rate of 34% primarily due to a true up of federal income taxes on prior year tax filings and foreign tax credits.  The rates for both periods are also subject to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009

Consolidated revenue decreased $8,555,000 (12%) to $61,411,000 for the nine-month period ended December 31, 2009 compared to its equivalent prior period. The decrease in revenues resulted from a number of factors.  Revenues in the air cargo segment were down $3,269,000 (10%) to $28,594,000 primarily as a result of decreased flight and maintenance department costs passed through to its customer at cost as the number of aircraft operated at the end of the period was 81compared to 87 at December 31, 2008.  The lower level of aircraft also resulted in a $309,000 decrease in administrative fee revenue from FedEx compared to the prior year period.  Revenues in the ground equipment sales segment decreased $6,735,000 (21%) to $25,965,000 principally as a result of a decrease in domestic commercial deicer revenues during the first nine months of fiscal 2010.  GAS revenues increased $1,448,000 (27%) to $6,853,000 as it continues to expand existing locations as well as add new customers and new locations.

Operating expenses decreased $8,004,000 (12%) to $56,577,000 for the nine-month period ended December 31, 2009 compared to its equivalent prior period.  The decrease was due to a number of factors.  Operating expenses in the air cargo segment were down $2,818,000 (11%) primarily as a result of decreased flight and maintenance departments costs passed through to its customer at cost, as a result of the lower number of aircraft operated.  Ground equipment sales segment operating costs decreased $5,159,000 (21%) driven primarily by the current period’s decrease in domestic commercial units produced.  The ground support services segment reported a $724,000 increase in operating expenses directly related to the increased revenue provided by GAS this period.  General and administrative expenses decreased $739,000 (9%) to $7,824,000 for the nine-month period ended December 31, 2009 compared to its equivalent prior period. There were a number of significant components comprising this decrease.  First, we had a $220,000 decrease in professional fees this period related to decreases in spending for consulting and legal fees at GGS.  The provision for doubtful accounts was $112,000 less in the current period compared to the prior year comparable period.  In addition, travel, tradeshow and advertising expense decreased by approximately $129,000, period to period.  Compensation expense relating to stock options was $120,000 less in the current period.  Finally, profit sharing expense was $104,000 less in the current period based on the decreased earnings.

Operating income for the nine-month period ended December 31, 2009 was $4,834,000, a $551,000 (10%) decrease from the same period of the prior year.  The overnight air cargo segment saw a 21% decrease in its operating income due to fewer aircraft and the corresponding decrease in administrative fee revenue, but otherwise experienced no significant changes to its operations or margins.  The ground equipment sales segment experienced a 25% decrease in its operating income principally a result of the decrease in revenues, with the segment’s gross margin relatively consistent over the two periods.  The ground support services segment saw a nearly 300% increase in its operating income as the new segment has transitioned from startup mode and is now beginning to benefit from the maturing of its individual locations and business overall.

Non-operating income, net, decreased by $282,000 to $64,000 for the nine-month period ended December 31, 2009.  The $550,000 lawsuit settlement in December 2008 was a principal component of this decrease.  This was partially offset by the $195,000 retirement plan settlement expense recorded in December 2008.  In addition, the Company had a $64,000 decrease in interest expense from the prior period.

Pretax earnings decreased $833,000 for the nine-month period ended December 31, 2009 compared to the prior period, due in large part to the decrease in the ground equipment sales segment operating revenues and income and to a lesser degree to the decrease in the air cargo segment operating revenues and income, offset partially by the growth and increase in ground support services revenues and income.  The decrease in non-operating income was also a significant component when comparing the two periods.

During the nine-month period ended December 31, 2009, the Company recorded $1,686,000 in income tax expense, which resulted in an estimated annual tax rate of 34.4%, compared to 36.6% for the comparable prior period. The rate for the current period is low compared to the U. S. federal statutory rate of 34% primarily due to a true up of federal income taxes on prior year tax filings and foreign tax credits.    The rates for both periods are also subject to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

Liquidity and Capital Resources

As of December 31, 2009 the Company's working capital amounted to $20,865,000, an increase of $3,170,000 compared to March 31, 2009. The increase was primarily the result of positive earnings for the period offset by the payment of the annual dividend in June 2009.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2011.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2009.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2009, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at December 31, 2009 was .23%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was minimal during the quarter ended December 31, 2009, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods:

	Nine Months Ended December 31,
	2009	2008

Net Cash Provided by (Used in) Operating Activities	$(1,328,000)	$3,323,000
Net Cash Used in Investing Activities	(102,000)	(141,000)
Net Cash Used in Financing Activities	(1,270,000)	(821,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$(2,700,000)	$2,361,000

Cash used in operating activities was $4,651,000 more for the nine-month period ended December 31, 2009 compared to the similar prior year period, resulting from a variety of offsetting factors.  Accounts receivable increased significantly during the current period.  Collections have slowed somewhat in our ground equipment sales and ground support services segments in the current period reflecting the general economic environment.  In addition the increasing level of business in GAS has contributed to a higher accounts receivable balance.  Inventory levels are decreasing in the current period as the Company has focused on carrying lower levels of inventory for GGS.

Cash used in investing activities was very comparable in the nine-month periods, principally equipment acquisitions.

Cash used in financing activities was $449,000 more in the nine-month period ended December 31, 2009, than in the corresponding prior year period primarily due to the payoff of the aircraft term loan in April 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Information on legal proceedings is set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which is incorporated by reference herein.

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

Date:  February 1, 2010
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

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (Commission file No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (Commission file No. 0- 11720)

31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32.1         Section 1350 Certifications