Form 10-K
period 2010-03-31
AIR T INC
filed 2010-06-08
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2010

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
               Yes_______                             No___X____
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
               Yes_______                              No___X____
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes____X____                          No________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                   Yes_______                                No________
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act)
Large Accelerated Filer ____    Accelerated Filer____     Non-Accelerated Filer _____    Smaller Reporting Company__X__
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                  Yes_______                             No___X____

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2009 was approximately $21,967,000.  As of June 4, 2010, 2,431,326 shares of common stock were outstanding.
Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

	AIR T, INC. AND SUBSIDIARIES
	2010 ANNUAL REPORT ON FORM 10-K
	TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	10
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A(T).	Controls and Procedures	32
Item 9B	Other Information	33

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions, and Director Independence	33
Item 14.	Principal Accounting Fees and Services	33

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	34
	Signatures	36

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

For the fiscal year ended March 31, 2010, the Company’s air cargo segment accounted for approximately 48% of the Company’s consolidated revenues, the ground equipment sales segment accounted for 41% of consolidated revenues and the ground support services segment accounted for 11% of consolidated revenues.  The Company’s air cargo services are provided primarily to one customer, FedEx Corporation (“FedEx”).  Certain financial data with respect to the Company’s three segments are set forth in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

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

As of March 31, 2010, MAC and CSA had an aggregate of 80 aircraft under agreements with FedEx.   Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  For the fiscal year ended March 31, 2010, MAC’s routes were primarily in the southeastern United States and the Caribbean and CSA’s routes were primarily in the upper Midwest region of the United States.

Agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 48% and 47% of the Company’s consolidated revenue for the fiscal years ended March 31, 2010 and 2009, respectively.  Loss of FedEx as a customer would have a material adverse effect on the Company.  FedEx has been a customer of the Company since 1980.  MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third party maintenance services to other airline customers and the U. S. military.

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

MAC and CSA, together, operated the following FedEx owned cargo aircraft as of March 31, 2010:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B
(single turbo prop)	1985-1996	Dry lease	65
ATR-42 (twin turbo prop)	1992	Dry lease	10
ATR-72 (twin turbo prop)	1992	Dry lease	5

			80

The schedule above compares with 82 and 89 aircraft operated as of March 31, 2009 and 2008, respectively.

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

The Company operates in a niche market within a highly competitive contract cargo carrier market.  MAC and CSA are two of seven carriers that operate within the United States as FedEx feeder carriers.  MAC and CSA are benchmarked against the other five FedEx feeders, based on safety, reliability, compliance with Federal, state and applicable foreign regulations, price and other service related measurements.  Accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described immediately above.

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

Aircraft Deice and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized GGS and acquired the Simon Deicer Division of Terex Aviation Ground Equipment.  GGS is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the U.S. Air Force and Navy, airports and industrial customers.  Since its inception, GGS has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units, glycol recovery vehicles and other specialized types of equipment.  In the fiscal year ended March 31, 2010, sales of deicing equipment accounted for approximately 77% of GGS’s revenues, compared to 85% in the prior fiscal year.

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

GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also offers fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, glycol recovery vehicles and other special purpose mobile equipment.

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

Revenue from GGS’s contract with the United States Air Force accounted for approximately 21% and 23% of the Company’s consolidated revenue for the fiscal years ended March 31, 2010 and 2009, respectively, which revenue was attributable to orders under the prior multi-year contract with the United States Air Force.

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

Approximately 64% of GAS’s revenue in the fiscal year ended March 31, 2010 was derived from services under a contract with Delta Airlines, compared to approximately 70% in the fiscal year ended March 31, 2009.  The contract was originally signed with Northwest Airlines and expires in December 2010.  Northwest Airlines subsequently merged with Delta Airlines and GAS continues to operate under the contract.  We have recently submitted a bid to Delta to continue providing services at the majority of our existing locations as well as additional locations.  We are unable to determine at this time, what the results will be from this competitive bid process.

GAS is a relatively new provider in its industry segment and competes primarily on the basis of the quality, reliability and pricing of its services.  The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry.

GAS’s maintenance service business is not materially seasonal.

Backlog.

The Company’s backlog for its continuing operations consists of “firm” orders supported by customer purchase orders for the equipment and services sold by GGS.  At March 31, 2010, the Company’s backlog of orders was $1.3 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2011.  The backlog reported at March 31, 2010 does not include orders for $4.6 million received in May and June 2010 under the new contract with the United States Air Force.  At March 31, 2009, the Company’s backlog of orders was $8.4 million.  The backlog reported at March 31, 2009 did not include an order for $11.9 million which was received from the United States Air Force on May 4, 2009.

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

Employees.

At March 31, 2010, the Company and its subsidiaries had 455 full-time and full-time-equivalent employees.  None of the employees of the Company or any of its subsidiaries are represented by labor unions.  The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2010, 48% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx.  Our agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  FedEx has been a customer of the Company since 1980.  The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of or dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  These risks include:

•	Economic conditions in the global markets in which it operates;
•	Dependence on its strong reputation and value of its brand;
•	Potential changes in labor laws that could make it easier for labor organizations to organize groups of their employees;
•	Heavy reliance upon technology, including the internet;
•	The price and availability of fuel;
•	Intense competition from other providers of transportation services, especially during the current global recession;
•
The impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry in particular, and what effects these events will have on the cost and demand for its services;

•
Any impacts on its business resulting from new domestic or international government laws and regulation, including regulatory actions affecting aviation rights, security requirements, tax, accounting, environmental or labor rules;

•	Widespread outbreak of an illness or other communicable disease or any other public health crisis; and
•	Adverse weather conditions or natural disasters.

A material reduction in the aircraft we fly for FedEx could materially adversely affect on our business and results of operations.

Under our agreements with FedEx, we are not guaranteed a number of aircraft or routes we are to fly.  In the past year, the number of aircraft we operate for FedEx has decreased from 82 to 80 aircraft, due to a variety of factors beyond our Company’s control.  Our compensation under these agreements, including our administrative fees, depends on the number of aircraft leased to us by FedEx.  Any material permanent reduction in the aircraft we operate could materially adversely affect our business and results of operations.  A temporary reduction could materially adversely affect our results of operations for that period.

Our agreement with the United States Air Force is for one year with four additional one-year extension options.

In the fiscal years ended March 31, 2010 and 2009, approximately 21% and 23%, respectively, of our consolidated operating revenues arose from sales of deicing equipment to the United States Air Force under a long-term contract.  This initial four-year contract, awarded in 1999, was extended for two additional three-year periods, and expired in June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force.  The contract award was for one year with four additional one-year extension options that may be exercised by the United States Air Force.  During the year ended March 31, 2010, GGS received no orders under this new contract.  However, in May and June 2010, GGS received orders for $4.6 million under this new contract.  In the event that the United States Air Force does not award the additional extension options or does not increase purchasing activity under this contract, our revenues from sales of ground support equipment are likely to decrease unless we are successful in obtaining customer orders from other sources that can replace the equipment sold to the Air Force.  In addition, sales of deicing equipment to the Air Force have enabled GGS to ameliorate the seasonality of our ground support equipment business.  Thus, if the extension options with the Air Force are not renewed and ordering levels do not increase; seasonal patterns for this business may re-emerge.

Our Ground Support Equipment and Airport Facility Maintenance Services Segment is highly dependent on its contract with one major customer.

A significant portion of GAS’s revenue, 64% in the fiscal year ended March 31, 2010, was derived from services under a contract with Delta Airlines.  The contract was originally signed with Northwest Airlines and expires in December 2010.  Northwest Airlines subsequently merged with Delta Airlines and GAS continues to operate under the contract.  We have recently submitted a bid to Delta to continue providing services at the majority of our existing locations as well as additional locations.  We are unable to determine at this time, what the results will be from this competitive bid process.  If we are unsuccessful in the bid process with Delta Airlines or are awarded a reduced number of locations serviced, it could materially adversely impact this business segment.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.                      Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson, an officer and director of the Company, John Gioffre, a director of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary.  The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space.  The operations of the Company and MAC are headquartered at this facility.  The lease for this facility was recently extended through May 31, 2012 at a monthly rental payment of $13,689, with an additional two-year option available through May 2014.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

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

GGS leases a 112,500 square foot production facility in Olathe, Kansas.  The facility is leased, from a third party, under a lease agreement, which expires in August 2010.  GGS is currently negotiating the renewal of this lease.

As of March 31, 2010, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.

The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Item 3.                      Legal Proceedings.

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business.  No material litigation or other material claim is presently pending against the Company.

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

As of March 31, 2010 the number of holders of record of the Company’s Common Stock was 254.  The range of high and low sales price per share for the Company’s common stock on the Nasdaq Stock Market from April 2008 through March 2010 is as follows:

	Fiscal Year Ended March 31,
		2010			2009
	High		Low	High		Low
First Quarter	$9.11		$5.46	$11.20		$8.60
Second Quarter	9.85		7.62	12.10		9.00
Third Quarter	11.70		9.12	8.98		5.56
Fourth Quarter	12.47		9.45	6.60		5.68

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year.  On May 19, 2010, the Company declared a cash dividend of $0.33 per common share payable on June 25, 2010 to stockholders of record on June 4, 2010.

Item 6.                      Selected Financial Data.

(In thousands, except per share amounts)

	Year Ended March 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Operating revenues	$ 81,077	$ 90,668	$ 78,399	$ 67,303	$ 79,529

Net earnings	3,757	4,379	3,402	2,486	2,055

Basic earnings per share	1.55	1.81	1.40	0.94	0.77

Diluted earnings per share	1.54	1.81	1.40	0.94	0.77

Dividend paid per share	0.33	0.30	0.25	0.25	0.25

Balance sheet data (at period end):
Total assets	29,604	29,341	27,308	24,615	23,923

Long-term debt, including current portion	21	481	643	798	950

Stockholders' equity	24,901	21,753	17,715	15,449	14,500

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Year Ended March 31,
	2010		2009

Overnight Air Cargo Segment:
FedEx	$38,988	48%	$43,004	47%
Ground Equipment Sales Segment:
Military	16,826	21%	20,726	23%
Commercial - Domestic	10,236	13%	12,246	13%
Commercial - International	5,859	7%	6,995	8%
	32,921	41%	39,967	44%

Ground Support Services Segment	9,168	11%	7,697	9%
	$81,077	100%	$90,668	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC also on occasion provides maintenance services to other airline customers and the U. S. military.  Under the terms of dry-lease service agreements, which currently cover all of the 80 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined revenues decreased by $4,016,000 (9%) in fiscal 2010. The decrease in revenues was primarily related to a decrease in flight and maintenance department costs passed through to its customer at cost as a result of the decrease in revenue aircraft operated over the past two years.

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.

GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, glycol recovery vehicles and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force.  The contract award was for one year with four additional one-year extension options that may be exercised by the United States Air Force.

GGS contributed approximately $32,921,000 and $39,967,000 to the Company’s revenues for the years ended March 31, 2010 and 2009, respectively.  The $7,046,000 (18%) decrease in revenues was largely due to a decrease in the number of military deicing units delivered during the current year as the Company has had a substantial reduction in orders from the United States Air Force.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $9,168,000 and $7,697,000 to the Company’s revenues for the years ended March 31, 2010 and 2009, respectively.  The $1,471,000 increase in revenues was due to the growth and expansion of GAS as it continued to expand existing locations as well as add new customers and new service locations.  GAS has grown to 11% of consolidated revenues for the year ended March 31, 2010.

Fiscal 2010 Highlights

After three consecutive years of record gross revenues and net profits, the Company experienced a decline in both in the fiscal year ended March 31, 2010, reflecting very difficult economic and industry conditions.  We remain dedicated to conserving cash, watching and controlling costs and maintaining, as well as expanding, our customer and vendor relationships.

During the year ended March 31, 2010, revenues from our GAS subsidiary totaled $9,168,000.  This relatively new line of business continues to expand its customer base.  GAS has been able to add additional customers this year, but more importantly continue to develop existing customers and locations to improve utilization of our staff.

Our overnight air cargo segment saw its operating income decrease by $956,000 or 28% in fiscal 2010 as a result of a reduction in the number of aircraft operated for FedEx over the past two years.  We operated 89 aircraft for our customer at March 31, 2008, 82 aircraft at March 31, 2009 and 80 aircraft at March 31, 2010.  The reduction in aircraft has been a combination of retirement of the last of the aging Fokker fleet, weather events that have destroyed aircraft while on ground, as well as our customer’s decision to park aircraft due to current economic conditions. As a result, we have experienced a $364,000 reduction in administrative fee revenue from our customer in the year ended March 31, 2010 without any corresponding reduction in overhead costs.  We also saw a significant reduction in revenues relating to pass through costs to our customer including fuel, flight and maintenance salaries and other operating costs.  We are not aware of any plans to further reduce the number of aircraft we operate at this time, whether for economic or other reasons.

Revenues for GGS for the year ended March 31, 2010 were down 18% from the prior year, while operating income was also down $1,600,000 or 29%.  GGS revenues were the highest in company history during the prior year ended March 31, 2009 and the decrease for the most recent fiscal year reflected the depressed industry and economic environment during the period.  GGS produced and delivered a high volume of deicers to the military in fiscal 2009 as well as a high volume of commercial catering trucks.  In addition, GGS delivered an increased number of commercial units to various international customers in fiscal 2009.  Sales in all of these segments were down in fiscal 2010 but particularly sales to the United States Air Force.  While GGS was able to renew the contract with the Air Force in July 2009, GGS received no orders under this contract during fiscal 2010,  which resulted in reduced sales in the current year as well as a reduced backlog at year end.  GGS’s gross margin percentage was very comparable over the two years.  We expect that margins will decline in the coming year, in part as a result of reduced margins under the new contract with the United States Air Force, which was the result of a highly competitive bid process.

The final outstanding matter with respect to the 2005 Philadelphia boom incident was settled during the year.  The final claim involved replacing the damaged deicing boom for the City of Philadelphia and that was completed in March 2010 with minimal financial impact to the Company.

Fiscal 2010 vs. 2009

Consolidated revenue decreased $9,591,000 (11%) to $81,077,000 for the fiscal year ended March 31, 2010 compared to the prior fiscal year.  The decrease in 2010 revenue resulted from a decrease in air cargo revenue of $4,016,000 (9%) to $38,988,000, combined with a decrease in ground equipment sales revenue of $7,046,000 (18%) to $32,921,000 and a partially offsetting increase in ground support services revenue of $1,471,000 (19%) to $9,168,000.  The decrease in air cargo revenue was primarily the result of a decrease in flight and maintenance department costs passed through to its customer at cost as a result of the decrease in revenue aircraft operated over the past two years. The decrease in ground equipment revenue was the result of a significant decrease in the number of military and international deicers as well as commercial catering trucks sold in fiscal 2010 compared to 2009.  The ground support services segment was a bright spot in fiscal 2010, as it contributed increased revenues in fiscal 2010 reflecting its continued growth in customers and locations in the past year.

Operating expenses on a consolidated basis decreased $8,359,000 (10%) to $75,643,000 for fiscal 2010 compared to fiscal 2009.  The decrease was due to a number of factors.  Operating expenses in the air cargo segment were down $3,381,000 (9%) primarily as a result of decreased flight and maintenance costs passed through to its customer at cost.  Ground equipment sales operating costs decreased $4,988,000 (17%), driven primarily by the current year’s decrease in units sold. The ground support services segment reported a $631,000 (11%) increase in operating expenses directly related to the increased revenue and level of operations provided by GAS over the past year.

General and administrative expense decreased $599,000 (5%) to $10,644,000 in fiscal 2010.  The GAS subsidiary experienced a continued increase in its general and administrative expense in the amount of $139,000 associated with the continuing growth and expansion of its operations.  The Company incurred reduced compensation expense of $205,000 related to stock options.  We also experienced a $242,000 decrease in professional fees in fiscal 2010.  Profit sharing expense decreased by $181,000 directly related to the decreased profit generated by the Company in fiscal 2010.

Operating income for the year ended March 31, 2010 was $5,434,000, a $1,232,000 (18%) decrease from fiscal 2009.  The reduction was principally the result of the reduction of revenue aircraft in the air cargo segment and the decrease in units sold in the ground equipment sales segment.  The continued growth and maturation of our relatively new ground support services segment resulted in its increased operating income and partially offset the decreases in the other two segments.

Non-operating income, net for the year ended March 31, 2010 was $122,000, a $203,000 decrease from fiscal 2009.  The $550,000 lawsuit settlement income recorded in December 2008 was a principal component of this decrease.  This income was partially offset by the $195,000 retirement plan settlement expense also recorded in December 2008, relating to the amendment of a key employee’s employment agreement.  Interest expense decreased by $89,000 as the Company elected to utilize its available cash to minimize line of credit usage and also to reduce the chassis flooring during the year.  Investment income increased by $54,000, as a result of the increase in invested cash in the current year.

Income tax expense of $1,799,000 in fiscal 2010 represented an effective tax rate of 32.4%.  The effective tax rate is unusually low compared to the U. S. federal statutory rate of 34% primarily due to a true up of federal income taxes on prior year tax filings, the benefit of foreign tax credits, as well as the continuing benefit of the U.S. production deduction.  Income tax expense of $2,613,000 in fiscal 2009 represented an effective tax rate of 37.4%, which included the benefit of municipal bond income as well as the U.S. production deduction.

Net earnings were $ 3,757,023 or $ 1.54 per diluted share for the year ended March 31, 2010, a 14% decrease from earnings of $4,379,000 or $1.81 per diluted share in fiscal 2009.

Liquidity and Capital Resources

As of March 31, 2010, the Company held approximately $12.0 million in cash and cash equivalents and short-term investments.  Of this amount, $10.9 million was invested in liquid money market accounts, certificates of deposit placed through an account registry service (“CDARS”) with original maturities ranging from 90 days to 26 weeks and a 15-month bank certificate of deposit.  All invested amounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”), with the exception of $2.6 million held in money market accounts.

As of March 31, 2010, the Company’s working capital amounted to $ 21,583,000, an increase of $3,887,000 compared to March 31, 2009. The increase resulted principally from the earnings generated from operations, which is our primary source of liquidity.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2011.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2010.  The Company had no outstanding obligations under its line of credit at March 31, 2010 and 2009.  See Note 6 in the consolidated financial statements, included elsewhere in this report, for further discussion.

The Company is exposed to changes in interest rates on its line of credit.  Although the line had no outstanding balance at March 31, 2010 and 2009, the line of credit did have a weighted average balance outstanding of approximately $136,000 during the year ended March 31, 2010.  If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

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

Following is a table of changes in cash flow for the respective years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010	2009

Net Cash Provided by Operating Activities	$5,508,000	$6,852,000
Net Cash (Used in) Provided by Investing Activities	(1,379,000)	805,000
Net Cash Used in Financing Activities	(1,204,000)	(856,000)

Net Increase in Cash and Cash Equivalents	$2,925,000	$6,801,000

Cash provided by operating activities was $1,344,000 less for fiscal 2010 compared to fiscal 2009.  The major component of this decrease was in accounts receivable which decreased significantly in fiscal 2009, while decreasing only marginally in fiscal 2010.  Inventories decreased by approximately $3 million in fiscal 2010 to partially offset the accounts receivable impact.

Cash used in investing activities for fiscal 2010 was $2,184,000 more than fiscal 2009, largely due to the Company increasing its position in short-term investments.  In fiscal 2010, capital expenditures decreased by $87,000.

Cash used in financing activities was $348,000 more in fiscal 2010 compared to fiscal 2009 principally due to the payoff of the aircraft term loan in fiscal 2010.

There are currently no commitments for significant capital expenditures.  The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.  On May 19, 2010 the Company declared a $.33 per share cash dividend, to be paid on June 25, 2010 to shareholders of record June 4, 2010.

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

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new one-year contract with the United States Air Force with four additional one-year extension options.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in recent years and allowed the Company to be more efficient in its planning and production.  If sales to the United States Air Force do not continue to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

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

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated;

•	The risk that the number of aircraft operated for FedEx will be further reduced;

•	The risk that the United States Air Force will defer or substantially reduce orders under its new contract with GGS as compared to order levels under the prior contract;

•	The risk that GAS will be unable to obtain a new contract with Delta Airlines or find alternative sources of revenue to replace that contract;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s air cargo operations, equipment sold by GGS or services provided by GGS or GAS;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc.

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Charlotte, North Carolina

June 7, 2010

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended arch 31,
	2010	2009
Operating Revenues:
Overnight air cargo	$ 38,987,899	$ 43,004,164
Ground equipment sales	32,920,571	39,967,180
Ground support services	9,168,519	7,696,666
	81,076,989	90,668,010

Operating Expenses:
Flight-air cargo	17,574,982	19,698,138
Maintenance-air cargo	15,541,888	16,799,529
Ground equipment sales	24,928,161	29,916,020
Ground support services	6,539,126	5,907,894
General and administrative	10,643,656	11,242,304
Depreciation and amortization	415,104	437,744
	75,642,917	84,001,629

Operating Income	5,434,072	6,666,381

Non-operating Expense (Income):
Lawsuit settlement income	-	(550,000)
(Gain) Loss on retirement plan settlement	(8,460)	195,299
Interest expense	16,101	104,728
Investment income	(129,592)	(75,291)
	(121,951)	(325,264)

Earnings Before Income Taxes	5,556,023	6,991,645

Income Taxes	1,799,000	2,613,000

Net Earnings	$ 3,757,023	$ 4,378,645

Earnings Per Share:
Basic	$ 1.55	$ 1.81

Diluted	$ 1.54	$ 1.81

Dividends Declared Per Share	$ 0.33	$ 0.30

Weighted Average Shares Outstanding:
Basic	2,424,763	2,424,152
Diluted	2,445,474	2,424,152

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,777,587	$6,852,713
Short-term investments	2,254,589	1,002,221
Accounts receivable, less allowance for
doubtful accounts of $89,000 and $111,000	5,601,064	6,253,007
Notes and other non-trade receivables-current	570,931	292,744
Income tax receivable	467,000	117,000
Inventories	6,843,347	9,830,956
Deferred income taxes	404,000	599,000
Prepaid expenses and other	360,635	317,153
Total Current Assets	26,279,153	25,264,794

Property and Equipment, net	1,317,290	1,607,840

Deferred Income Taxes	372,000	638,000
Cash Surrender Value of Life Insurance Policies	1,497,836	1,431,440
Notes and Other Non-Trade Receivables-LongTerm	50,000	314,295
Other Assets	87,968	84,968
Total Assets	$29,604,247	$29,341,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,623,590	$3,021,074
Accrued compensation to executive	-	950,000
Accrued expenses	2,059,373	3,135,698
Current portion of long-term obligations	13,573	462,708
Total Current Liabilities	4,696,536	7,569,480

Long-term Obligations	7,071	18,619

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,431,326 and 2,424,486 shares issued and outstanding	607,831	606,121
Additional paid-in capital	6,234,079	6,045,330
Retained earnings	18,058,730	15,101,787
Total Stockholders' Equity	24,900,640	21,753,238
Total Liabilities and Stockholders’ Equity	$29,604,247	$29,341,337

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,757,023	$4,378,645
Adjustments to reconcile net earnings to net
cash provided by operating activities:
(Gain) Loss on sale of assets	2,997	(1,582)
Change in accounts receivable and inventory reserves	(3,733)	(481,931)
Depreciation and amortization	415,104	437,744
Change in cash surrender value of life insurance	(66,396)	(62,998)
Deferred income taxes	461,000	(105,000)
Periodic pension cost	-	71,829
(Gain) Loss on retirement plan settlement	(8,460)	195,299
Warranty reserve	172,000	242,000
Compensation expense related to stock options	134,125	339,320
Change in operating assets and liabilities:
Accounts receivable	674,792	6,175,693
Notes receivable and other non-trade receivables	(13,891)	(392,952)
Inventories	2,967,945	(1,543,899)
Prepaid expenses and other	(46,483)	28,115
Accounts payable	(397,484)	(2,587,661)
Accrued expenses	(1,248,326)	334,483
Accrued compensation to executive	(941,540)	-
Income taxes receivable	(350,000)	(175,000)
Total adjustments	1,751,650	2,473,460
Net cash provided by operating activities	5,508,673	6,852,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	900	8,684,592
Purchase of investments	(1,252,368)	(7,664,923)
Capital expenditures	(127,903)	(215,247)
Net cash (used in) provided by investing activities	(1,379,371)	804,422
CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan payments	(450,035)	(114,308)
Payment of cash dividend	(800,080)	(727,050)
Payment on capital leases	(10,647)	(20,567)
Proceeds from exercise of stock options	58,030	6,375
Repurchase of common stock	(1,696)	(122)
Net cash used in financing activities	(1,204,428)	(855,672)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,924,874	6,800,855
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,852,713	51,858
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,777,587	$6,852,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,101	$100,547
Income taxes	1,686,986	2,891,615

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2008	2,423,506	$605,876	$5,700,002	$11,450,192	$(41,513)	$17,714,557

Net earnings				4,378,645
Other comprehensive income,
net of tax					41,513
Comprehensive Income						4,420,158

Cash dividend ($0.30 per share)				(727,050)		(727,050)
Exercise of stock options	1,000	250	6,125			6,375
Compensation expense related to
stock options			339,320			339,320
Stock repurchase	(20)	(5)	(117)			(122)
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$-	$21,753,238

Net earnings				3,757,023
Other comprehensive income					-
Comprehensive Income						3,757,023
Cash dividend ($0.33 per share)				(800,080)		(800,080)
Exercise of stock options	7,000	1,750	56,280			58,030
Compensation expense related to
stock options			134,125			134,125
Stock repurchase	(160)	(40)	(1,656)			(1,696)
Balance, March 31, 2010	2,431,326	$607,831	$6,234,079	$18,058,730	$-	$24,900,640

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

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

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer.  The Company has customer concentrations in two areas of operations, air cargo which provides service to one major customer and ground support equipment sales which provides equipment and services to approximately 110 customers in thirty countries, one of which is considered a major customer.  The loss of a major customer would have a material impact on the Company’s results of operations.  See Note 12 “Major Customers”.

Cash and Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Short-Term Investments – Short-term investments at March 31, 2010 and 2009 consist of individual bank certificates of deposit as well as certificates of deposit placed through an account registry service (“CDARS”).  The certificates of deposit we hold as short-term investments have original maturities of six to fifteen months and are fully insured by the Federal Deposit Insurance Corporation.  Short-term investments are available-for-sale and are carried at fair value in the accompanying consolidated balance sheets.  The original cost of the assets is equal to fair value.

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

Operating Expenses Reimbursed by Customer – The Company, under the terms of its air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup.  The cost of flight crews, fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income.

Stock Based Compensation  – The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. The Company recognizes compensation expense on stock options based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company has used the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, notes receivable, cash surrender value of life insurance, accrued expenses, and long-term debt approximate their fair value at March 31, 2010 and 2009.

Warranty Reserves – The Company warranties its ground equipment products for up to a three-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2010	2009
	$186,000	$144,000
Amounts charged to expense	172,000	242,000
Actual warranty costs paid	(214,000)	(200,000)
	$144,000	$186,000

Income Taxes – Income taxes have been provided using the liability method.  Deferred income taxes reflect the net affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

2.           EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  For the years ended March 31, 2010 and 2009, respectively, options to acquire 31,000 and 234,000 shares of common stock were not included in computing earnings per share because their effects were anti-dilutive.

The computation of earnings per common share is as follows:

	Year Ended March 31,
	2010	2009

Net earnings	$3,757,023	$4,378,645

Earnings Per Share:
Basic	$1.55	$1.81
Diluted	$1.54	$1.81

Weighted Average Shares Outstanding:
Basic	2,424,763	2,424,152
Diluted	2,445,474	2,424,152

3.	INVENTORIES

Inventories consisted of the following:

	March 31,
	2010	2009
Aircraft parts and supplies	$124,777	$151,833
Ground equipment manufacturing:
Raw materials	5,029,982	6,935,490
Work in process	415,920	2,439,072
Finished goods	1,873,857	886,634
Total inventories	7,444,536	10,413,029
Reserves	(601,189)	(582,073)

Total, net of reserves	$6,843,347	$9,830,956

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2010	2009
Furniture, fixtures and improvements	$5,138,489	$5,064,827
Flight equipment and rotables	2,794,462	2,790,637
	7,932,951	7,855,464
Less accumulated depreciation	(6,615,661)	(6,247,624)

Property and equipment, net	$1,317,290	$1,607,840

5.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2010	2009

Salaries, wages and related items	$899,186	$1,702,292
Profit sharing	697,734	878,569
Health insurance	255,318	225,375
Warranty reserves	143,528	186,081
Other	63,607	143,381
Total	$2,059,373	$3,135,698

6.           FINANCING ARRANGEMENTS

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2011.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2010.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2010, $7,000,000 was available under the terms of the credit facility.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at March 31, 2010 was .25%.  At March 31, 2010 and 2009, there was no balance outstanding on the credit facility.

In April 2004, the Company financed a corporate aircraft under a five-year term loan, based on a ten-year amortization with a balloon payment at the end of the fifth year.  The balloon payment was paid in full in April 2009.

7.           LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities.  The Company leases its corporate offices from a company controlled by certain of the Company’s officers and directors.  The lease provides for a monthly rental amount of $13,689 and extends through May 2012 with an additional two-year option available.

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

GGS leases its facility under an agreement that extends through August 2010.  Monthly rent will increase over the life of the lease, based on increases in the Consumer Price Index.

At March 31, 2010, future minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2011	$528,000
2012	167,000
2013	29,000
Total minimum lease payments	$724,000

Rent expense for operating leases totaled approximately $1,152,000 and $1,050,000 for fiscal 2010 and 2009, respectively, and includes amounts to related parties of $161,000 in both fiscal 2010 and 2009.

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures and reports financial assets and liabilities at fair value, on a recurring basis.  Fair value measurement is classified and disclosed in one of the following three categories:

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were as follows:

	Fair Value Measurements at March 31,
	2010	2009

Short-term investments	$2,254,589	$1,002,221

Short-term investments consist of certificates of deposit placed through individual banks as well as CDARS, with original maturities of six to fifteen months.    The original cost of the assets is equal to fair value.

9.           STOCKHOLDERS’ EQUITY

The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  No preferred shares have been issued as of March 31, 2010.

On May 19, 2010, the Company declared a cash dividend of $0.33 per common share payable on June 25, 2010 to stockholders of record on June 4, 2010.

10.           COMPREHENSIVE INCOME

The following table provides a reconciliation of net earnings reported in our financial statements to total comprehensive income:

	Year Ended March 31,
	2010	2009

Net earnings	$3,757,023	$4,378,645

Other Comprehensive Income:
Amortization of Net Actuarial Losses
Net of tax)	-	41,513

Total Comprehensive Income	$3,757,023	$4,420,158

11.           EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 241,000 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant.  As of March 31, 2010, 11,000 shares remain available for grant under two plans.  The employee options generally vest one-third per year beginning with the first anniversary from the date of grant.   The non- employee director options generally vest one year from the date of grant.

Compensation expense related to stock options granted was $134,125 before tax, or $94,000 after tax ($.04 per share, basic and diluted) for the year ended March 31, 2010 and $339,320 before tax, or $212,000 after tax ($.09 per share, basic and diluted) for the year ended March 31, 2009.  As of March 31, 2010, there was no unrecognized compensation expense related to the stock options.  No options were granted in fiscal 2010 or 2009.

Option activity is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at March 31, 2008	235,000	$8.56
Granted	-	-
Exercised	(1,000)	$6.38
Outstanding at March 31, 2009	234,000	$8.57
Granted	-	-
Exercised	(7,000)	$8.29
Outstanding at March 31, 2010	227,000	$8.58	6.15	$657,000

Exercisable at March 31, 2010	227,000	$8.58	6.15	$657,000

During the year ended March 31, 2010, options to acquire 68,667 shares vested with a weighted average grant-date fair value of $4.94 and as of March 31, 2010, all options were vested.

12.           MAJOR CUSTOMERS

Approximately 48% and 47% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2010 and 2009, respectively.  Approximately 21% and 23% of the Company’s consolidated revenues for fiscal 2010 and 2009, respectively, were generated from GGS’s contract with the United States Air Force.  Approximately 33% and 53% of the Company’s consolidated accounts receivable at March 31, 2010 and 2009, respectively, were due from FedEx Corporation.  Also, approximately 30% and 16% of the Company’s consolidated accounts receivable at March 31, 2010 and 2009, respectively, were due from Delta Airlines.

13.           INCOME TAXES

The provision for income taxes is as follows:

	Year Ended March 31,
	2010	2009
Current:
Federal	$1,026,000	$2,223,000
State	312,000	495,000
Total current	1,338,000	2,718,000
Deferred:
Federal	384,000	(91,000)
State	77,000	(14,000)
Total deferred	461,000	(105,000)

Total	$1,799,000	$2,613,000

The income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

	Year Ended March 31,
	2010		2009
Income tax provision at
U.S. statutory rate	$1,889,000	34.0%	$2,377,000	34.0%
State income taxes, net
of Federal benefit	253,000	4.5	310,000	4.4
Permanent differences, net	(70,000)	(1.2)	(102,000)	(1.5)
Puerto Rico tax credits	(293,000)	(5.3)	-	-
Other differences, net	20,000	0.4	28,000	0.5

Income tax provision	$1,799,000	32.4%	$2,613,000	37.4%

Deferred tax assets and liabilities consisted of the following:

	March 31,
	2010	2009
Stock option compensation	$423,000	$377,000
Inventory reserves	233,000	225,000
Accrued vacation	191,000	204,000
Warranty reserve	56,000	72,000
Accounts receivable reserve	34,000	43,000
Deferred compensation	-	366,000
Other	41,000	55,000
Gross deferred tax assets	978,000	1,342,000

Prepaid expenses	(138,000)	-
Property and equipment	(64,000)	(105,000)
Gross deferred tax liabilities	(202,000)	(105,000)

Net deferred tax asset	$776,000	$1,237,000

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2010 and 2009 consolidated balance sheets according to the classification of the related asset and liability.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal and state returns are the fiscal 2006 through 2009 tax years.  As of March 31, 2010 and 2009, the Company did not have any unrecognized tax benefits.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2010 and 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2010 and 2009.

14.           EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan (“Plan”).  All employees of the Company are eligible to participate in the Plan after six months of service.  The Company’s contribution to the Plan for the years ended March 31, 2010 and 2009 was $299,000 and $306,000, respectively and was recorded in general and administrative expenses in the consolidated statements of income.

The Company, in each of the past two years, has paid a discretionary profit sharing bonus in which all employees have participated.  Profit sharing expense in fiscal 2010 and 2009 was approximately $698,000 and $879,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

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

In the accompanying financial statements this liability was reported at March 31, 2009, as a current Accrued Compensation balance of $950,000.  During the year ended March 31, 2009, the Company recorded a loss on settlement of the retirement plan of approximately $195,000, to expense the remaining unrecognized actuarial loss that had been included in accumulated other comprehensive income and to adjust the Accrued Compensation balance to the expected liability at July 31, 2009.   The liability was paid out during the year ended March 31, 2010.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Operating Revenues	$18,948	$20,142	$22,321	$19,666
Operating Income	1,735	1,331	1,769	599
Net Earnings	1,118	847	1,247	545
Basic Earnings per share	0.46	0.35	0.51	0.23
Diluted Earnings per share	0.46	0.35	0.51	0.22

2009
Operating Revenues	$22,417	$24,012	$23,538	$20,701
Operating Income	2,081	2,018	1,286	1,281
Net Earnings	1,340	1,322	974	743
Basic Earnings per share	0.55	0.55	0.40	0.31
Diluted Earnings per share	0.55	0.55	0.40	0.31

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

	Year Ended March 31,
	2010	2009
Operating Revenues:
Overnight Air Cargo	$38,987,899	$43,004,164
Ground Equipment Sales:
Domestic	27,062,071	32,972,150
International	5,858,500	6,995,030
Total Ground Equipment Sales	32,920,571	39,967,180
Ground Support Services	9,168,519	7,696,666
Total	$81,076,989	$90,668,010

Operating Income
Overnight Air Cargo	$2,467,702	$3,423,326
Ground Equipment Sales	3,957,084	5,556,742
Ground Support Services	1,216,258	530,515
Corporate	(2,206,972)	(2,844,202)
Total	$5,434,072	$6,666,381

Capital Expenditures:
Overnight Air Cargo	$64,909	$30,664
Ground Equipment Sales	20,436	28,029
Ground Support Services	13,304	87,148
Corporate	29,254	69,406
Total	$127,903	$215,247

Depreciation and Amortization:
Overnight Air Cargo	$208,161	$259,440
Ground Equipment Sales	46,447	43,326
Ground Support Services	109,177	93,440
Corporate	51,319	41,538
Total	$415,104	$437,744

	As of March 31,
	2010	2009
Identifiable Assets:
Overnight Air Cargo	$6,626,250	$6,779,257
Ground Equipment Sales	10,143,010	12,299,439
Ground Support Services	3,712,960	2,231,834
Corporate	9,122,027	8,030,807
Total	$29,604,247	$29,341,337

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

The claim asserted by GGS against its subcontractor was also settled during the fiscal year ended March 31, 2009, with the subcontractor agreeing to pay a total of $550,000 to GGS, which payments are being made in interest-free installments over a two and one-half year period.  The $550,000 settlement was recorded as other income in the year ended March 31, 2009 and the uncollected portion is included in notes and other non-trade receivables in the accompanying consolidated balance sheets.

The final claim arising out of the incident involved a lawsuit by the City of Philadelphia to recover for the loss of the collapsed deicing boom.  This claim was settled during the fiscal year ended March 31, 2010 with minimal financial impact to the Company, with GGS incurring the cost to install and warranty the replacement deicing boom and with the other defendants providing reimbursement for certain of the costs of installation.

The Company is currently involved in certain personal injury matters, which involve pending or threatened lawsuits.  Those claims are subject to defense under the Company's liability insurance program and management believes that the results of these threatened or pending lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

18.           SUBSEQUENT EVENTS

Management performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements.  The Company evaluated subsequent events through the date that these financial statements were issued.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2010. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2010 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

 Information concerning Directors and Executive Officers may be found under the caption “Proposal 1 – Election of Directors” in our definitive proxy statement for our 2010 annual meeting of stockholders (the “2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.  Such information is incorporated herein by reference.

The information in the 2010 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11.               Executive Compensation.

Information concerning executive compensation may be found under the captions “Executive Officer Compensation” and “Director Compensation” of our 2010 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our 2010 Proxy Statement set forth under the captions “Certain Beneficial Owners of Common Stock” and “Director and Executive Officer Stock Ownership” is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions and Director Independence.

The information in our 2010 Proxy Statement set forth under the caption “Certain Transactions” is incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services.

The information in our 2010 Proxy Statement set forth under the caption “Proposal 2 – Ratification of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

1.           Financial Statements

     a.           The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes PLLC
(ii)	Consolidated Balance Sheets as of March 31, 2010 and 2009.
(iii)	Consolidated Statements of Income for the years ended March 31, 2010 and 2009.
(iv)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2010 and 2009.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009.
(vi)	Notes to Consolidated Financial Statements.

3.           Exhibits

No.	Description

3.1
Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for period ended September 30, 2008 (Commission file No. 0-11720)

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for fiscal year ended March 31, 1996 (Commission File No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 1994 (Commission File No. 0-11720)

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

10.7
Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on 10-Q for the period ended September 30, 1998 (Commission File No. 0-11720)

10.8
Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on 10-Q for the period ended December 31, 1998 (Commission File No. 0-11720)

10.9
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-11720)

10.10
Employment Agreement dated as of July 8, 2005 between the Company and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2005* (Commission File No. 0-11720)

10.11
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 0-11720)

10.12
Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.13
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.14
Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.15
Employment Agreement dated as of October 6, 2006 between the Company and John Parry, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006* (Commission File No. 0-11720)

10.16
Loan Agreement dated as of September 8, 2007 between the Company and its subsidiaries and Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s   Current  report on Form 8-K dated September 24, 2007 (Commission File No. 0-11720)

10.17
Letter of Bank of America, N.A. extending term of line of credit, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended
 September 30, 2008 (Commission File No. 0-11720)

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

10.20
     Amendment No. 1 to Loan Agreement dated as of September 22, 2009 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated
      September 18,  2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009  (Commission File No. 0-11720)

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (Commission File No.0-11720)

23.1	Consent of Dixon Hughes PLLC

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

__________________
*  Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:            /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)                                                                             Date:  June 7, 2010

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)                                               Date:  June 7, 2010

By:            /s/  Allison T. Clark
Allison T. Clark, Director                                                                                 Date:  June 7, 2010

By:            /s/  Walter Clark
Walter Clark, Director                                                                                      Date:  June 7, 2010

By:            /s/  Sam Chesnutt
Sam Chesnutt, Director                                                                                   Date:  June 7, 2010

By:            /s/  John Gioffre
John Gioffre, Director                                                                                      Date:  June 7, 2010

By:            /s/  John Parry
John Parry, Director                                                                                         Date:  June 7, 2010

By:            /s/ George C. Prill
George C. Prill, Director                                                                                   Date:  June 7, 2010

By:            /s/  William Simpson
William Simpson, Director                                                                             Date:  June 7, 2010

By:            /s/  Dennis A. Wicker
Dennis Wicker, Director                                                                                Date:  June 7, 2010

By:           /s/  J. Bradley Wilson
J. Bradley Wilson, Director                                                                           Date:  June 7, 2010

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