Form 10-Q
period 2010-06-30
AIR T INC
filed 2010-08-04
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
__X__	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010
_____	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

                                      Delaware                                                                                                                                    52-1206400
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
Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer     Smaller Reporting Company  __X__
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                  No  __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                           Outstanding Shares at July 23, 2010
         Common Shares, par value of $.25 per share                                                                 2,431,326

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months Ended June 30, 2010 and 2009 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	June 30, 2010 (Unaudited) and March 31, 2010

	Condensed Consolidated Statements of Cash Flows	5
	Three Months Ended June 30, 2010 and 2009 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended June 30, 2010 and 2009 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market risk	14

Item 4(T).	Controls and Procedures	14

	PART II

Item 1.	Legal proceedings	15
Item 6.	Exhibits	15
	Signatures	16
	Exhibit Index	17
	Certifications	18

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Operating Revenues:
Overnight air cargo	$8,920,174	$8,788,476
Ground equipment sales	3,925,740	8,102,819
Ground support services	2,177,361	2,057,012
	15,023,275	18,948,307

Operating Expenses:
Flight-air cargo	3,969,345	3,835,469
Maintenance-air cargo	3,439,234	3,365,822
Ground equipment sales	3,198,787	5,751,726
Ground support services	1,505,906	1,505,736
General and administrative	2,402,926	2,650,519
Depreciation and amortization	96,715	103,898
	14,612,913	17,213,170

Operating Income	410,362	1,735,137

Non-operating Expense (Income):
Gain on retirement plan settlement	-	(8,460)
Interest expense	288	13,679
Investment income	(57,477)	(27,049)
	(57,189)	(21,830)

Earnings Before Income Taxes	467,551	1,756,967

Income Taxes	169,000	639,000

Net Earnings	$298,551	$1,117,967

Earnings Per Share:
Basic	$0.12	$0.46

Diluted	$0.12	$0.46

Dividends Declared Per Share	$0.33	$0.33

Weighted Average Shares Outstanding:
Basic	2,431,326	2,424,486
Diluted	2,495,546	2,424,486

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$7,924,849	$9,777,587
Short-term investments	2,264,529	2,254,589
Accounts receivable, less allowance for
doubtful accounts of $61,000 and $89,000	5,514,616	5,601,064
Notes and other non-trade receivables-current	520,328	570,931
Income tax receivable	531,811	467,000
Inventories	9,012,179	6,843,347
Deferred income taxes	496,000	404,000
Prepaid expenses and other	120,170	360,635
Total Current Assets	26,384,482	26,279,153

Property and Equipment, net	1,258,905	1,317,290

Deferred Income Taxes	443,000	372,000
Cash Surrender Value of Life Insurance Policies	1,514,837	1,497,836
Notes and Other Non-Trade Receivables-LongTerm	-	50,000
Other Assets	87,968	87,968
Total Assets	$29,689,192	$29,604,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,606,123	$2,623,590
Accrued expenses	1,668,595	2,059,373
Current portion of long-term obligations	13,573	13,573
Total Current Liabilities	5,288,291	4,696,536

Long-term Obligations	4,047	7,071

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,431,326 shares issued and outstanding	607,831	607,831
Additional paid-in capital	6,234,079	6,234,079
Retained earnings	17,554,944	18,058,730
Total Stockholders' Equity	24,396,854	24,900,640
Total Liabilities and Stockholders’ Equity	$29,689,192	$29,604,247

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$298,551	$1,117,967
Adjustments to reconcile net earnings to net
cash used in operating activities:
Loss on sale of assets	-	2,563
Change in accounts receivable and inventory reserves	19,861	33,817
Depreciation and amortization	96,715	103,898
Change in cash surrender value of life insurance	(17,001)	(17,001)
Deferred income taxes	(163,000)	(108,000)
Gain on retirement plan settlement	-	(8,460)
Warranty reserve	5,000	(40,733)
Compensation expense related to stock options	-	84,830
Change in operating assets and liabilities:
Accounts receivable	114,311	(2,902,734)
Notes receivable and other non-trade receivables	100,603	38,928
Inventories	(2,216,556)	(865,504)
Prepaid expenses and other	239,915	217,165
Accounts payable	982,533	146,377
Accrued expenses	(395,778)	(927,604)
Income taxes receivable	(64,811)	133,000
Total adjustments	(1,298,208)	(4,109,458)
Net cash used in operating activities	(999,657)	(2,991,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(9,940)	(6,204)
Capital expenditures	(37,780)	(74,977)
Net cash used in investing activities	(47,720)	(81,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan payments	-	(450,035)
Payment of cash dividend	(802,337)	(800,080)
Payment on capital leases	(3,024)	(4,154)
Net cash used in financing activities	(805,361)	(1,254,269)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,852,738)	(4,326,941)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,777,587	6,852,713
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,924,849	$2,525,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$288	$18,864
Income taxes	397,000	614,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$21,753,238

Net earnings				1,117,967	1,117,967

Cash dividend ($0.33 per share)				(800,080)	(800,080)

Compensation expense related to
stock options			84,830		84,830
Balance, June 30, 2009	2,424,486	$606,121	$6,130,160	$15,419,674	$22,155,955

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2010	2,431,326	$607,831	$6,234,079	$18,058,730	$24,900,640

Net earnings				298,551	298,551

Cash dividend ($0.33 per share)				(802,337)	(802,337)
Balance, June 30, 2010	2,431,326	$607,831	$6,234,079	$17,554,944	$24,396,854

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2010.  The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves, stock based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2010 and March 31, 2010 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month periods ended June 30, 2010 and 2009 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,
	2010	2009

Net earnings	$298,551	$1,117,967

Earnings Per Share:
Basic	$0.12	$0.46
Diluted	$0.12	$0.46

Weighted Average Shares Outstanding:
Basic	2,431,326	2,424,486
Diluted	2,495,546	2,424,486

At June 30, 2010 and 2009, respectively, options to acquire 1,000 and 234,000 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	June 30,	March 31,
	2010	2010
Aircraft parts and supplies	$136,480	$124,777
Ground equipment manufacturing:
Raw materials	6,510,392	5,029,982
Work in process	1,585,191	415,920
Finished goods	1,429,029	1,873,857
Total inventories	9,661,092	7,444,536
Reserves	(648,913)	(601,189)

Total, net of reserves	$9,012,179	$6,843,347

5.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

No options were granted or exercised during the three months ended June 30, 2010 and 2009.  Stock based compensation expense in the amount of $84,830 was recognized for the three month period ended June 30, 2009 (none in 2010).  At June 30, 2010, there was no unrecognized compensation expense related to the stock options.

6.	Fair Value of Financial Instruments

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were as follows:

	Fair Value Measurements at
	June 30, 2010	March 31, 2010

Short-term investments	$2,264,529	$2,254,589

Short-term investments consist of certificates of deposit placed through individual banks as well as CDARS, with original maturities of six to fifteen months.    The original cost of the assets is equal to fair value.

7.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2011.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2010.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At June 30, 2010, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.35% at June 30, 2010) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended June 30,
	2010	2009
Operating Revenues:
Overnight Air Cargo	$8,920,174	$8,788,476
Ground Equipment Sales:
Domestic	1,309,348	6,984,825
International	2,616,392	1,117,994
Total Ground Equipment Sales	3,925,740	8,102,819
Ground Support Services	2,177,361	2,057,012
Total	$15,023,275	$18,948,307

Operating Income (Loss):
Overnight Air Cargo	$727,983	$794,811
Ground Equipment Sales	(162,937)	1,356,532
Ground Support Services	299,299	255,342
Corporate	(453,983)	(671,548)
Total	$410,362	$1,735,137

Capital Expenditures:
Overnight Air Cargo	$-	$12,500
Ground Equipment Sales	-	20,436
Ground Support Services	32,640	13,555
Corporate	5,140	28,486
Total	$37,780	$74,977

Depreciation and Amortization:
Overnight Air Cargo	$50,073	$53,175
Ground Equipment Sales	7,023	11,868
Ground Support Services	27,478	26,744
Corporate	12,141	12,111
Total	$96,715	$103,898

	As of
	June 30, 2010	March 31, 2010
Identifiable Assets:
Overnight Air Cargo	$5,749,335	$6,626,250
Ground Equipment Sales	13,599,545	10,143,010
Ground Support Services	2,859,358	3,712,960
Corporate	7,480,954	9,122,027
Total	$29,689,192	$29,604,247

9.	Commitments and Contingencies

The Company is currently involved in certain personal injury matters, which involve pending or threatened lawsuits.  Those claims are subject to defense under the Company's liability insurance program and management believes that the results of these threatened or pending lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

10.	Subsequent Events

Management has evaluated all events or transactions through the date of this filing.  During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended June 30,
	2010		2009

Overnight Air Cargo Segment:
FedEx	$8,920	59%	$8,788	46%
Ground Equipment Sales Segment:
Military	497	3%	5,873	31%
Commercial - Domestic	813	6%	1,112	6%
Commercial - International	2,616	17%	1,118	6%
	3,926	26%	8,103	43%

Ground Support Services Segment	2,177	15%	2,057	11%
	$15,023	100%	$18,948	100%

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

MAC and CSA combined contributed approximately $8,920,000 and $8,788,000 to the Company’s revenues for the three-month periods ended June 30, 2010 and 2009, respectively, a minimal current year increase of $132,000 (1%).

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, glycol recovery vehicles and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force.  In June 2003 GGS was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.  On July 15, 2009, GGS was awarded a new contract to supply deicing trucks to the United States Air Force.  The contract award was for one year with four additional one-year extension options that may be exercised by the United States Air Force.

GGS contributed approximately $3,926,000 and $8,103,000 to the Company’s revenues for the three-month periods ended June 30, 2010 and 2009, respectively.  The $4,177,000 (52%) decrease in revenues was due to no military deicing units being delivered in the current quarter.  At June 30, 2010, GGS’s order backlog was $8.8 million compared to $14.8 million at June 30, 2009 and $1.3 million at March 31, 2010.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $2,177,000 and $2,057,000 to the Company’s revenues for the three-month periods ended June 30, 2010 and 2009, respectively.

First Quarter Highlights

After three consecutive record years of gross revenues and net profits, the Company experienced a decline in both in the fiscal year ended March 31, 2010, reflecting the continuing difficult economic and industry conditions.  The first quarter of fiscal 2011 saw the Company produce revenue and profit results significantly down from the prior year first quarter.  Operating in these difficult times, we remain dedicated to conserving cash, monitoring costs, and strengthening our customer and vendor relationships.

Revenues for GGS decreased by 52% compared to the first quarter of the prior fiscal year.  While GGS was able to renew the contract with the U.S. Air Force in July 2009, orders under the new contract have not been at the same levels as under the prior contract.  This resulted in a decreased backlog at year end as well as decreased sales in the first quarter.  GGS did not ship any deicers to the U.S. Air Force in the first quarter, under this contract.  However, GGS did receive an order for two pre-production units as well as an order for additional units during the first quarter, which has resulted in a backlog of $8.8 million at quarter end and which will result in sales during the remainder of the current fiscal year.  In June 2010, the first option period under the contract was exercised, extending the contract to July 2011.

During the quarter ended June 30, 2010, revenues from our GAS subsidiary totaled $2,177,000, representing a slight increase over the comparable prior year quarter.  A key component of this business has been a three-year contract with Delta Airlines (successor to Northwest Airlines) which was set to expire in December 2010.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta, which will result in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services being reduced, which include services being eliminated at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  Accordingly, the Company anticipates significant reductions in revenue and profitability of GAS as these reductions become effective.

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

Seasonality

GGS’s business has historically been seasonal.  In recent years, GGS has been able to reduce seasonal fluctuations in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new one-year contract with the United States Air Force with four additional one-year extension options.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in recent years and allowed the Company to be more efficient in its planning and production.  If sales to the United States Air Force do not continue to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

First Quarter 2011 Compared to First Quarter 2010

Consolidated revenue decreased $3,925,000 (21%) to $15,023,000 for the three-month period ended June 30, 2010 compared to its equivalent prior period. The decrease in revenues can be directly attributed to a decrease in business in our ground equipment sales segment.  Revenues in the ground equipment segment decreased $4,177,000 (52%) to $3,926,000, principally resulting from the lack of deicer sales to the U.S. Air Force during the first quarter of fiscal 2010.  Revenues in the air cargo segment were essentially flat from the prior year quarter showing a $132,000 (1%) increase.  Revenues in the ground support services segment were up $120,000 (6%) with no significant changes to that segment during the first quarter of this fiscal year.

Operating expenses decreased $2,600,000 (15%) to $14,613,000 for the three-month period ended June 30, 2010 compared to its equivalent prior period.  The decrease was due primarily to the decrease in the ground equipment sales segment revenues. Ground equipment sales segment operating costs decreased $2,553,000 (44%) driven primarily by the current quarter’s decrease in military units and revenues.  Operating expenses in the air cargo segment were up $207,000 (3%), slightly outpacing the increase in revenues.  The ground support services segment reported operating expenses within $1,000 of the prior year comparable quarter.  General and administrative expenses decreased $248,000 (9%) to $2,403,000 for the three-month period ended June 30, 2010 compared to its equivalent prior period. The principal components of this decrease were an $85,000 decrease in compensation expense relating to stock options, and a $162,000 decrease in profit sharing expense due to the decreased earnings this quarter.

Operating income for the quarter ended June 30, 2010 was $410,000, a $1,325,000 (76%) decrease from the same quarter of the prior year.  The overnight air cargo segment saw an 8% decrease in its operating income not due to any single significant factor, but rather, small operating cost increases in a variety of categories.  The ground equipment sales segment experienced the greatest change, reflecting an operating loss of $163,000 in the quarter ended June 30, 2010 compared to operating income of $1,357,000 in the prior year comparable quarter.  The reduction is directly the result of the 52% reduction in revenues primarily due to the lack of any deliveries to the U.S. Air Force in the current quarter.  The ground support services segment saw a 17% increase in its operating income reflecting the benefit from the maturing of its business and individual locations over the past year.

Non-operating income, net, was $57,000 for the three-month period ended June 30, 2010 compared to $22,000 in the equivalent prior period.  The principal difference was an increase in investment income of $30,000, due to increased cash and investment balances in the current period.

Pretax earnings decreased $1,289,000 for the three-month period ended June 30, 2010 compared to 2009, primarily due to the decrease in the ground equipment sales segment operating income.

During the three-month period ended June 30, 2010, the Company recorded $169,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%, comparable to the 36.4% rate for the comparable quarter in 2009.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by the benefit of the federal production deduction.

Liquidity and Capital Resources

As of June 30, 2010 the Company's working capital amounted to $21,096,000, a decrease of $486,000 compared to March 31, 2010. The decrease primarily resulted from the payment of the annual dividend in June 2010 offset by the earnings for the period.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2011.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2010.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2010, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at June 30, 2010 was .35%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended June 30, 2010, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009

Net Cash Used in Operating Activities	$ (1,000,000)	$ (2,992,000)
Net Cash Used in Investing Activities	(48,000)	(81,000)
Net Cash Used in Financing Activities	(805,000)	(1,254,000)

Net Decrease in Cash and Cash Equivalents	$ (1,853,000)	$ (4,327,000)

Cash used in operating activities was $1,992,000 less for the three-month period ended June 30, 2010 compared to the similar prior year period, resulting from a variety of offsetting factors.  Accounts receivable remained fairly constant in the current period while increasing significantly during the prior comparable period, accounting for the largest component of the change in cash used by operating activities.  Offsetting this, inventories grew at a greater rate in the current period compared to the comparable prior period and earnings were down significantly in the current period compared to the prior comparable period.

Cash used in investing activities for the three-month period ended June 30, 2010 was $33,000 less than the comparable prior year period due to a reduction in capital expenditures.

Cash used by financing activities was $449,000 less in the three-month period ended June 30, 2010, than in the corresponding prior year period primarily due to the payoff of the aircraft term loan in April 2009.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.33 per share cash dividend in June 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Information on legal proceedings is set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which is incorporated by reference herein.

Item 6.  Exhibits

Exhibits
No.	Description

3.1
Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2008 (Commission file No. 0-11720)

3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 9, 2008 (Commission file No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10‑K for the fiscal year ended March 31, 1994 (Commission file No. 0-11720)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  August 4, 2010
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

3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 9, 2008 (Commission file No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10‑K for the fiscal year ended March 31, 1994 (Commission file No. 0-11720)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications