Form 10-Q
period 2010-09-30
AIR T INC
filed 2010-11-05
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010
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
Yes    _X__                              No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       Yes____                                          No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer____     Accelerated Filer____     Non-Accelerated Filer____     Smaller Reporting Company_X__
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____                                  No__X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock                                                                           Outstanding Shares at November 1, 2010
           Common Shares, par value of $.25 per share                      2,431,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months and Six Months Ended September 30, 2010 and 2009 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	September 30, 2010 (Unaudited) and March 31, 2010

	Condensed Consolidated Statements of Cash Flows	5
	Six Months Ended September 30, 2010 and 2009 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Six Months Ended September 30, 2010 and 2009 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market risk	15

Item 4(T).	Controls and Procedures	15

	PART II

Item 1.	Legal proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
	Signatures	18
	Exhibit Index	19
	Certifications	20

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Overnight air cargo	$10,324,353	$9,814,199	$19,244,527	$18,602,675
Ground equipment sales	7,018,073	8,092,702	10,943,813	16,195,521
Ground support services	2,828,858	2,234,887	5,006,219	4,291,899
	20,171,284	20,141,788	35,194,559	39,090,095

Operating Expenses:
Flight-air cargo	4,647,358	4,444,922	8,616,703	8,280,391
Maintenance-air cargo	4,172,143	3,908,095	7,611,377	7,273,917
Ground equipment sales	5,763,781	6,209,186	8,962,568	11,960,912
Ground support services	2,195,044	1,580,039	3,700,950	3,085,775
General and administrative	2,485,715	2,561,488	4,888,641	5,212,007
Depreciation and amortization	90,868	107,466	187,583	211,364
	19,354,909	18,811,196	33,967,822	36,024,366

Operating Income	816,375	1,330,592	1,226,737	3,065,729

Non-operating Expense (Income):
Gain on retirement plan settlement	-	-	-	(8,460)
Interest expense	1,067	3,241	1,355	16,920
Investment income	(38,871)	(27,530)	(96,348)	(54,579)
Other	-	2,826	-	2,826
	(37,804)	(21,463)	(94,993)	(43,293)

Earnings Before Income Taxes	854,179	1,352,055	1,321,730	3,109,022

Income Taxes	308,000	505,000	477,000	1,144,000

Net Earnings	$546,179	$847,055	$844,730	$1,965,022

Earnings Per Share:
Basic	$0.23	$0.35	$0.35	$0.81

Diluted	$0.22	$0.35	$0.34	$0.81

Dividends Declared Per Share	$-	$-	$0.33	$0.33

Weighted Average Shares Outstanding:
Basic	2,431,291	2,424,486	2,431,309	2,424,486
Diluted	2,451,937	2,428,033	2,475,445	2,424,486

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,781,267	$9,777,587
Short-term investments	1,261,860	2,254,589
Accounts receivable, less allowance for
doubtful accounts of $51,000 and $89,000	9,334,337	5,601,064
Notes and other non-trade receivables-current	423,929	570,931
Income tax receivable	662,451	467,000
Inventories	10,398,259	6,843,347
Deferred income taxes	496,000	404,000
Prepaid expenses and other	401,275	360,635
Total Current Assets	27,759,378	26,279,153

Property and Equipment, net	1,213,717	1,317,290

Deferred Income Taxes	443,000	372,000
Cash Surrender Value of Life Insurance Policies	1,531,838	1,497,836
Notes and Other Non-Trade Receivables-LongTerm	-	50,000
Other Assets	87,968	87,968
Total Assets	$31,035,901	$29,604,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,629,096	$2,623,590
Accrued expenses	1,448,013	2,059,373
Current portion of long-term obligations	13,573	13,573
Total Current Liabilities	6,090,682	4,696,536

Long-term Obligations	977	7,071

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,431,286 and 2,431,326 shares issued and outstanding	607,821	607,831
Additional paid-in capital	6,235,298	6,234,079
Retained earnings	18,101,123	18,058,730
Total Stockholders' Equity	24,944,242	24,900,640
Total Liabilities and Stockholders’ Equity	$31,035,901	$29,604,247

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$844,730	$1,965,022
Adjustments to reconcile net earnings to net
cash used in operating activities:
Loss on sale of assets	-	2,826
Change in accounts receivable and inventory reserves	25,386	29,790
Depreciation and amortization	187,583	211,364
Change in cash surrender value of life insurance	(34,002)	(34,002)
Deferred income taxes	(163,000)	270,000
Gain on retirement plan settlement	-	(8,460)
Warranty reserve	32,308	(28,612)
Compensation expense related to stock options	1,600	130,685
Change in operating assets and liabilities:
Accounts receivable	(3,695,935)	(3,557,337)
Notes receivable and other non-trade receivables	197,002	32,155
Inventories	(3,617,087)	(32,146)
Prepaid expenses and other	(41,188)	8,992
Accounts payable	2,005,506	(220,909)
Accrued expenses	(643,668)	(428,193)
Accrued compensation to executive	-	(941,540)
Income taxes receivable	(195,451)	(153,000)
Total adjustments	(5,940,946)	(4,718,387)
Net cash used in operating activities	(5,096,216)	(2,753,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments, net	992,729	-
Capital expenditures	(84,011)	(97,062)
Stock repurchase	(391)	-
Net cash provided by (used in) investing activities	908,327	(97,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan payments	-	(450,035)
Proceeds from line of credit, net	-	63,028
Payment of cash dividend	(802,337)	(800,080)
Payment on capital leases	(6,094)	(12,937)
Net cash used in financing activities	(808,431)	(1,200,024)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,996,320)	(4,050,451)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,777,587	6,852,713
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,781,267	$2,802,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,065	$19,723
Income taxes	835,000	1,027,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$21,753,238

Net earnings				1,965,022	1,965,022

Cash dividend ($0.33 per share)				(800,080)	(800,080)

Compensation expense related to
stock options			130,685		130,685
Balance, September 30, 2009	2,424,486	$606,121	$6,176,015	$16,266,729	$23,048,865

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2010	2,431,326	$607,831	$6,234,079	$18,058,730	$24,900,640

Net earnings				844,730	844,730

Cash dividend ($0.33 per share)				(802,337)	(802,337)

Compensation expense related to
stock options			1,600		1,600

Stock repurchase	(40)	(10)	(381)		(391)
Balance, September 30, 2010	2,431,286	$607,821	$6,235,298	$18,101,123	$24,944,242

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

The tax effect of temporary differences, primarily asset reserves, stock-based compensation and accrued liabilities, gave rise to the Company's deferred tax assets in the accompanying September 30, 2010 and March 31, 2010 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month and six-month periods ended September 30, 2010 and 2009 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Net earnings	$546,179	$847,055	$844,730	$1,965,022

Earnings Per Share:
Basic	$0.23	$0.35	$0.35	$0.81
Diluted	$0.22	$0.35	$0.34	$0.81

Weighted Average Shares Outstanding:
Basic	2,431,291	2,424,486	2,431,309	2,424,486
Diluted	2,451,937	2,428,033	2,475,445	2,424,486

For the three months ended September 30, 2010 and 2009, respectively, options to acquire 13,500 and 31,000 shares of common stock, and for the six months ended September 30, 2010 and 2009, respectively, options to acquire 1,000 and 234,000 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	September 30,	March 31,
	2010	2010
Aircraft parts and supplies	$128,577	$124,777
Ground equipment manufacturing:
Raw materials	7,483,970	5,029,982
Work in process	2,177,093	415,920
Finished goods	1,272,532	1,873,857
Total inventories	11,062,172	7,444,536
Reserves	(663,913)	(601,189)

Total, net of reserves	$10,398,259	$6,843,347

5.	Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

No options were exercised during the six-month periods ended September 30, 2010 and 2009.  Options for 2,500 shares were granted to a Director during the three-month period ended September 30, 2010.  Stock-based compensation expense has been recognized in the amount of $1,600 and $45,855 for each of the three-month periods ended September 30, 2010 and 2009, respectively, and $1,600 and $130,685 for each of the six-month periods ended September 30, 2010 and 2009, respectively.  At September 30, 2010, there was $4,800 of unrecognized compensation expense to be recognized through June 30, 2011.

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

The Company’s assets measured at fair value (all Level 1 categories) were as follows:

	Fair Value Measurements at
	September 30, 2010	March 31, 2010

Short-term investments	$1,261,860	$2,254,589

Short-term investments consist of certificates of deposit placed through individual banks as well as CDARS, with original maturities of six to fifteen months.    The original cost of the assets is equal to fair value.

7.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2010, the expiration date of the credit line was extended to August 31, 2012.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2010.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At September 30, 2010, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.26% at September 30, 2010) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Overnight Air Cargo	$10,324,353	$9,814,199	$19,244,527	$18,602,675
Ground Equipment Sales:
Domestic	4,194,878	5,045,182	5,504,226	12,030,007
International	2,823,195	3,047,520	5,439,587	4,165,514
Total Ground Equipment Sales	7,018,073	8,092,702	10,943,813	16,195,521
Ground Support Services	2,828,858	2,234,887	5,006,219	4,291,899
Total	$20,171,284	$20,141,788	$35,194,559	$39,090,095

Operating Income (Loss):
Overnight Air Cargo	$668,074	$605,133	$1,396,057	$1,399,944
Ground Equipment Sales	362,225	951,190	199,288	2,307,722
Ground Support Services	231,740	309,949	531,039	565,291
Corporate	(445,664)	(535,680)	(899,647)	(1,207,228)
Total	$816,375	$1,330,592	$1,226,737	$3,065,729

Capital Expenditures:
Overnight Air Cargo	$24,154	$22,085	$24,154	$34,585
Ground Equipment Sales	15,692	-	15,692	20,436
Ground Support Services	-	-	32,640	13,555
Corporate	6,385	-	11,525	28,486
Total	$46,231	$22,085	$84,011	$97,062

Depreciation and Amortization:
Overnight Air Cargo	$47,488	$52,972	$97,561	$106,147
Ground Equipment Sales	4,214	13,280	11,237	25,148
Ground Support Services	27,476	27,478	54,954	54,222
Corporate	11,690	13,736	23,831	25,847
Total	$90,868	$107,466	$187,583	$211,364

9.	Commitments and Contingencies

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in three business segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to both domestic and international customers including passenger and cargo airlines, airports, the U.S. military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company evaluates the performance of its operating segments based on operating income.

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended September 30,				Six Months Ended September 30,
	2010		2009		2010		2009

Overnight Air Cargo Segment:
FedEx	$10,324	51%	$9,814	49%	$19,245	55%	$18,602	48%
Ground Equipment Sales Segment:
Military	81	0%	1,763	9%	578	2%	7,636	19%
Commercial - Domestic	4,114	21%	3,282	16%	4,926	14%	4,394	11%
Commercial - International	2,823	14%	3,048	15%	5,440	15%	4,166	11%
	7,018	35%	8,093	40%	10,944	31%	16,196	41%

Ground Support Services Segment	2,829	14%	2,235	11%	5,006	14%	4,292	11%
	$20,171	100%	$20,142	100%	$35,195	100%	$39,090	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the U.S.  Military.  Under the terms of dry-lease service agreements, which currently cover all of the 80 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  As a result, the fluctuating cost of fuel has no direct impact on our air cargo operating results.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined contributed approximately $19,245,000 and $18,602,000 to the Company’s revenues for the six-month periods ended September 30, 2010 and 2009, respectively, a current year increase of $643,000 (3%).

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also provides fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed lines of decontamination equipment, glycol recovery vehicles, flight line tow tractors and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.

In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF).  In June 2003 GGS was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.  On July 15, 2009, GGS was awarded a new contract to supply deicing trucks to the USAF.  The contract award is for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2010, the first option period under the contract was exercised, extending the contract to July 2011.  For the six-month period ended September 30, 2010, no deicer units have been delivered to the USAF under this contract.  GGS’ backlog at September 30, 2010 includes $4.9 million of deicers ordered by the USAF under the terms of this contract.

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  GGS backlog at September 30, 2010 includes one pre-production unit under this contract.

GGS contributed approximately $10,944,000 and $16,196,000 to the Company’s revenues for the six-month periods ended September 30, 2010 and 2009, respectively.  The $5,252,000 (32%) decrease in revenues was due largely to no military deicing units being delivered in the current period.  Revenues from sales to the USAF were down $7,058,000 (92%) for the current six-month period compared to the prior year comparable period, while commercial domestic sales were up $532,000 (12%) and commercial international sales were up $1,274,000 (31%) over the same periods.  At September 30, 2010, GGS’s total order backlog was $14.6 million compared to $8.8 million at June 30, 2010, $13.6 million at September 30, 2009 and $1.3 million at March 31, 2010.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.  A key component of the GAS business has been a three-year contract with Delta Airlines (successor to Northwest Airlines) which was set to expire in December 2010.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta, which has resulted in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services being reduced, which include services being eliminated at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  Accordingly, the Company anticipates significant reductions in revenue and profitability of GAS in future periods, as these reductions become effective.

GAS contributed approximately $5,006,000 and $4,292,000 to the Company’s revenues for the six-month periods ended September 30, 2010 and 2009, respectively.  The principal component of the revenue increase was a $700,000 one-time sale to a new customer of equipment acquired for resale to the customer.

Second Quarter Highlights

After three consecutive record years of gross revenues and net profits, the Company experienced a decline in both in the fiscal year ended March 31, 2010, reflecting the difficult economic and industry conditions.  The first quarter of fiscal 2011 saw a continuation of this trend and decline.  Revenues for the second quarter of fiscal 2011 have returned to a level consistent with the same quarter of the prior year, but profits for the second quarter, while improved over the first quarter, are still down from the comparable prior year second quarter.  We have seen a decrease in our cash balances during this quarter as the increased revenues and backlog have resulted in higher accounts receivable and inventory balances.  We remain dedicated to conserving cash, monitoring costs, and strengthening and further developing our customer and vendor relationships.

During the second quarter, FedEx delivered four additional ATR-72 passenger aircraft to MAC for heavy maintenance work.  The aircraft have not been put on MAC’s operating certificate and we are unable to determine at this time whether MAC will ultimately operate the aircraft as revenue aircraft.  However, we are receiving administrative fee revenue and maintenance labor revenue on the aircraft as we perform heavy maintenance services and prepare the aircraft for conversion to freighter configuration.  The heavy maintenance work on the four aircraft is expected to be completed by our current fiscal year end.

Revenues for GGS decreased by 13% compared to the comparable second quarter of the prior fiscal year.  Revenues for GGS increased by 79% compared to the first quarter of this fiscal year.  GGS has yet to ship any deicers to the USAF in the current fiscal year and revenues from sales to the USAF are down $1,682,000 (95%) compared to the second quarter of the prior fiscal year.  However, GGS has received an order for two pre-production deicer units as well as an order for additional deicer units which comprises $4.9 million of the GGS backlog at September 30, 2010.  GGS international sales have been strong this fiscal year, driven by increased demand in the Asian markets.  Although international sales were down 7% in the second quarter, they are up 31% for the first six-months of fiscal 2011 compared to the prior year comparable period.

During the quarter ended September 30, 2010, revenues from our GAS subsidiary totaled $2,829,000, representing a $594,000 (27%) increase over the comparable prior year quarter.  The principal component of the increase was a $700,000 sale of equipment to a new customer which is likely a one-time transaction for GAS.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta Airlines, which has resulted in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services being reduced, which include services being eliminated at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  Because the reduction in services under this contract took place during the month of September 2010, the full impact of the reductions is not reflected in the operating results for the quarter ended September 30, 2010.

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

Seasonality

GGS’s business has historically been seasonal.  In the past, GGS has been able to reduce seasonal fluctuations in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF), and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new one-year deicer contract with the USAF with four additional one-year extension options.  In addition, in September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification with the USAF has lessened the seasonal impacts in recent years and allowed the Company to be more efficient in its planning and production.  If sales to the USAF do not continue to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

Second Quarter Fiscal 2011 Compared to Second Quarter Fiscal 2010

Consolidated revenue increased $30,000 to $20,171,000 for the three-month period ended September 30, 2010 compared to its equivalent prior period. A number of offsetting factors made up this minimal increase.  Revenues in the ground equipment segment decreased $1,075,000 (13%) to $7,018,000, principally resulting from the lack of deicer sales to the USAF during the second quarter of fiscal 2011, partially offset by increased sales in the commercial domestic markets.  Revenues in the air cargo segment were up $510,000 (5%) largely as a result of increases in administrative fee revenue and maintenance labor revenue relating to the four ATR-72 aircraft that were delivered by FedEx during the quarter, as well as flight and maintenance operating costs passed through to our customer at cost.  Heavy maintenance on one of the ATR-72 aircraft was completed during the second quarter and we expect heavy maintenance work on all four aircraft to be completed by the end of our current fiscal year. Finally, revenues in the ground support services segment were up $594,000 (27%) principally due to a one-time equipment sale for approximately $700,000.

Operating expenses increased $544,000 (3%) to $19,355,000 for the three-month period ended September 30, 2010 compared to its equivalent prior period.  The increase was also due to a number of offsetting factors, as follows. Ground equipment sales segment operating costs decreased $445,000 (7%) driven primarily by the current quarter’s decrease in military units and revenues.  Gross margins on equipment sales are also down reflecting a very competitive commercial market both domestically and internationally, as well as changes in customer and product mix.  Operating expenses in the air cargo segment were up $467,000 (6%), corresponding to the percentage increase in segment revenues.  Operating expenses in the ground support services segment increased by $615,000 (39%) largely driven by the cost of the one-time equipment sale.  General and administrative expenses decreased by $76,000 (3%).  Compensation expense relating to stock options has declined and was $44,000 less in the current period and profit sharing expense was $62,000 less in the current period based on the decreased earnings.

Operating income for the quarter ended September 30, 2010 was $816,000, a $514,000 (39%) decrease from the same quarter of the prior year.  The overnight air cargo segment saw a 10% increase in its operating income as a result of the additional administrative fee and maintenance labor revenue related to the four additional maintenance aircraft.  The ground equipment sales segment experienced a 62% decrease in its operating income.  This decrease is partially the result of the 13% reduction in revenues but also the result of changes in customer and product mix resulting in reduced gross margins.  The ground support services segment saw a 25% decrease in its operating income reflecting reduced revenues and increased costs associated with the closure of certain locations as a result of changes in the Delta Airlines contract in early September 2010.

Non-operating income, net, was $38,000 for the three-month period ended September 30, 2010 compared to $22,000 in the equivalent prior period.  The principal difference was an increase in investment income of $11,000, due to increased cash and investment balances in the current period.

Pretax earnings decreased $498,000 for the three-month period ended September 30, 2010 compared to 2009, primarily due to the decrease in the ground equipment sales segment operating income.

During the three-month period ended September 30, 2010, the Company recorded $308,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%, compared to the 37.4% rate for the comparable quarter in the prior year.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010

Consolidated revenue decreased $3,896,000 (10%) to $35,195,000 for the six-month period ended September 30, 2010 compared to its equivalent prior period. The decrease in revenues resulted from a number of factors.  Revenues in the ground equipment sales segment decreased $5,252,000 (32%) to $10,944,000 principally as a result of a decrease in military deicer units and revenues during the first six months of fiscal 2011.  Revenues in the air cargo segment were up $642,000 (3%) primarily as a result of increased administrative fee and maintenance labor revenues generated by the additional four ATR-72 aircraft that were delivered during the second quarter as well as increased flight and maintenance operating costs passed through to the customer at cost.  In addition, GAS provided revenues of $5,006,000 during the six-month period ended September 30, 2009, compared to revenue of $4,292,000 in the prior year comparable period, the increase principally due to a one-time equipment sale approximating $700,000 during the second quarter of the current fiscal year.

Operating expenses decreased $2,057,000 (6%) to $33,968,000 for the six-month period ended September 30, 2010 compared to its equivalent prior period.  The decrease was due to a number of factors.  Ground equipment sales segment operating costs decreased $2,998,000 (25%) driven primarily by the current period’s decrease in military units and revenues.  Operating expenses in the air cargo segment were up $674,000 (4%) tracking the increased revenues in the segment.  The ground support services segment reported a $615,000 increase in operating expenses directly related to the increased revenue provided by GAS this period.  General and administrative expenses decreased $323,000 (6%) to $4,889,000 for the six-month period ended September 30, 2010 compared to its equivalent prior period. There were a number of significant components comprising this decrease.  Professional fee expense decreased by $146,000, compensation expense relating to stock options has declined and was $129,000 less in the current period and profit sharing expense was $224,000 less in the current period based on the decreased earnings.  Offsetting these decreases was an increase in travel expense of $72,000 and lesser increases in salaries and benefits.

Operating income for the six-month period ended September 30, 2010 was $1,227,000, a $1,839,000 (60%) decrease from the same period of the prior year.  The ground equipment sales segment experienced a 91% decrease in its operating income principally a result of the decrease in revenues related to the lack of any units delivered to the U.S. Air Force in the current period.  The overnight air cargo segment operating income was flat compared to the same period of the prior year.  The ground support services segment saw a 6% decrease in its operating income as a result of the costs associated with the changes to the Delta Airlines contract beginning in early September 2010.

Non-operating income, net, increased by $52,000 to $95,000 for the six-month period ended September 30, 2010 principally due to an increase in investment income of $42,000 as a result of  increased cash and investment balances in the current period.

Pretax earnings decreased $1,787,000 for the six-month period ended September 30, 2010 compared to the prior period, due primarily to the decrease in the ground equipment sales segment operating revenues and income.

During the six-month period ended September 30, 2010, the Company recorded $477,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%, compared to 36.8% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.

Liquidity and Capital Resources

As of September 30, 2010 the Company's working capital amounted to $21,669,000, a slight increase of $86,000 compared to March 31, 2010.

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2010, the expiration date of the credit line was extended to August 31, 2012.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2010.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2010, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at September 30, 2010 was .26%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended September 30, 2010, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended September 30, 2010 and 2009:

	Six Months Ended September 30,
	2010	2009

Net Cash Used in Operating Activities	$(5,096,000)	$(2,753,000)
Net Cash Provided by (Used in) Investing Activities	908,000	(97,000)
Net Cash Used in Financing Activities	(808,000)	(1,200,000)

Net Decrease in Cash and Cash Equivalents	$(4,996,000)	$(4,050,000)

Cash used in operating activities was $2,343,000 more for the six-month period ended September 30, 2010 compared to the similar prior year period, resulting from a variety of offsetting factors.  Inventories remained fairly constant in the prior period while increasing significantly during the current six-month period, accounting for a $3,585,000 increase in cash used in operating activities.  Additionally, earnings were down significantly in the current period compared to the prior comparable period, reflecting $1,120,000 less cash from operating activities.  Offsetting this, accounts payable also remained fairly constant in the prior period while also increasing significantly in the current six-month period, accounting for a $2,226,000 decrease in cash used.

 Cash provided by investing activities for the six-month period ended September 30, 2010 was $1,005,000 more than the comparable prior year period due to a conversion of short-term investments to cash in the current period.

Cash used in financing activities was $392,000 less in the six-month period ended September 30, 2010, than in the corresponding prior year period primarily due to the payoff of the aircraft term loan in April 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Information on legal proceedings is set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
AIRT PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1 to
July 31, 2010	40	$9.78	-	$-

August 1 to
August 31, 2010	-	-	-	-

September 1 to
September 30, 2010	-	-	-	-
Total	40	$9.78	-	$-

The shares above were purchased from an individual stockholder in a privately negotiated transaction that was initiated by the stockholder and are not part of a publicly announced stock repurchase program.
Item 5.  Other Information

On November 3, 2010, the Company and its subsidiaries entered into an Amendment No. 2 to Loan Agreement dated as of October 15, 2010 (the “Amendment”) with Bank of America, N.A. (“Bank of America”) to amend the Company’s existing loan agreement with Bank of America.  The existing loan agreement provides for a $7,000,000 revolving line of credit.  The Amendment adds a letter of credit facility to the loan agreement and sweeps all outstanding letters of credit issued by Bank of America on behalf of the Company and its subsidiaries under that facility.  The Amendment provides that during the term that borrowing is permitted under the loan agreement, at the request of the Company and its subsidiaries, Bank of America will issue commercial and standby letters of credit with a maximum maturity of the lesser of 365 days or the expiration of the loan agreement.  The maximum aggregate undrawn amount of letters of credit that may be outstanding at any time under the facility is $2,500,000.  Letters of credit under the facility accrue interest at an annual rate equal to LIBOR plus 1.37 percentage points.  The Amendment provides that any amounts drawn under the letters of credit may be added to the principal amount of loans outstanding under the loan agreement.

Item 6.  Exhibits

(a)	Exhibits
	No.	Description

10.1
Letter agreement dated August 30, 2010 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K dated September 2, 2010 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  November 5, 2010
/s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

/s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)

AIR T, INC.
EXHIBIT INDEX

(a)	Exhibits
	No.	Description

10.1
Letter agreement dated August 30, 2010 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K dated September 2, 2010 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications