Form 10-Q
period 2010-12-31
AIR T INC
filed 2011-01-27
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2010
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
Large Accelerated Filer _______    Accelerated Filer________     Non-Accelerated Filer________     Smaller Reporting Company___X____
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ______                       No ___X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                           Outstanding Shares at January 21, 2011
              Common Shares, par value of $.25 per share                                                                   2,431,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months and Nine Months Ended December 31, 2010 and 2009 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	December 31, 2010 (Unaudited) and March 31, 2010

	Condensed Consolidated Statements of Cash Flows	5
	Nine Months Ended December 31, 2010 and 2009 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Nine Months Ended December 31, 2010 and 2009 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market risk	16

Item 4(T).	Controls and Procedures	16

	PART II

Item 1.	Legal Proceedings	16
Item 6.	Exhibits	16
	Signatures	17
	Exhibit Index	18
	Certifications	19

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Operating Revenues:
Overnight air cargo	$10,718,997	$9,991,420	$29,963,524	$28,594,095
Ground equipment sales	10,036,373	9,769,016	20,980,186	25,964,537
Ground support services	1,558,320	2,560,691	6,564,539	6,852,590
	22,313,690	22,321,127	57,508,249	61,411,222

Operating Expenses:
Flight-air cargo	4,522,341	4,516,982	13,139,044	12,797,373
Maintenance-air cargo	4,632,982	4,038,547	12,244,359	11,312,464
Ground equipment sales	8,375,763	7,477,230	17,338,331	19,438,142
Ground support services	1,150,276	1,801,877	4,851,226	4,887,652
General and administrative	2,631,419	2,612,140	7,520,060	7,824,147
Depreciation and amortization	86,329	105,706	273,912	317,070
	21,399,110	20,552,482	55,366,932	56,576,848

Operating Income	914,580	1,768,645	2,141,317	4,834,374

Non-operating Income (Expense):
Gain on retirement plan settlement	-	-	-	8,460
Interest expense	(208)	(262)	(1,563)	(17,182)
Investment income	19,447	20,875	115,795	75,454
Other	3,700	-	3,700	(2,826)
	22,939	20,613	117,932	63,906

Earnings Before Income Taxes	937,519	1,789,258	2,259,249	4,898,280

Income Taxes	339,000	542,000	816,000	1,686,000

Net Earnings	$598,519	$1,247,258	$1,443,249	$3,212,280

Earnings Per Share:
Basic	$0.25	$0.51	$0.59	$1.32
		$0.51
Diluted	$0.24	$0.51	$0.58	$1.32

Dividends Declared Per Share	$-	$-	$0.33	$0.33

Weighted Average Shares Outstanding:
Basic	2,431,286	2,424,486	2,431,301	2,424,486
Diluted	2,452,589	2,459,754	2,468,496	2,434,751

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,136,011	$9,777,587
Short-term investments	50,000	2,254,589
Accounts receivable, less allowance for
doubtful accounts of $74,000 and $89,000	10,890,138	5,601,064
Notes and other non-trade receivables-current	228,595	570,931
Income tax receivable	373,654	467,000
Inventories	12,628,592	6,843,347
Deferred income taxes	496,000	404,000
Prepaid expenses and other	524,250	360,635
Total Current Assets	31,327,240	26,279,153

Property and Equipment, net	1,216,713	1,317,290

Deferred Income Taxes	443,000	372,000
Cash Surrender Value of Life Insurance Policies	1,548,839	1,497,836
Notes and Other Non-Trade Receivables-LongTerm	152,855	50,000
Other Assets	81,007	87,968
Total Assets	$34,769,654	$29,604,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,127,626	$2,623,590
Accrued expenses	2,086,233	2,059,373
Current portion of long-term obligations	11,434	13,573
Total Current Liabilities	9,225,293	4,696,536

Long-term Obligations	-	7,071

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,431,286 and 2,431,326 shares issued and outstanding	607,821	607,831
Additional paid-in capital	6,236,898	6,234,079
Retained earnings	18,699,642	18,058,730
Total Stockholders' Equity	25,544,361	24,900,640
Total Liabilities and Stockholders’ Equity	$34,769,654	$29,604,247

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,443,249	$3,212,280
Adjustments to reconcile net earnings to net
cash used in operating activities:
Loss on sale of assets	3,700	2,839
Change in accounts receivable and inventory reserves	80,523	27,657
Depreciation and amortization	273,912	317,070
Change in cash surrender value of life insurance	(51,003)	(51,003)
Deferred income taxes	(163,000)	288,000
Gain on retirement plan settlement	-	(8,460)
Warranty reserve	93,308	100,002
Compensation expense related to stock options	3,200	134,125
Change in operating assets and liabilities:
Accounts receivable	(5,274,742)	(5,373,054)
Notes receivable and other non-trade receivables	239,481	233,963
Inventories	(5,879,551)	905,467
Prepaid expenses and other	(160,901)	(86,319)
Accounts payable	4,504,036	494,622
Accrued expenses	(66,448)	(664,268)
Accrued compensation to executive	-	(941,540)
Income taxes receivable	93,346	81,000
Total adjustments	(6,304,139)	(4,539,899)
Net cash used in operating activities	(4,860,890)	(1,327,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments, net	2,204,589	900
Capital expenditures	(173,337)	(103,428)
Stock repurchase	(391)	-
Net cash provided by (used in) investing activities	2,030,861	(102,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan payments	-	(450,035)
Payment of cash dividend	(802,337)	(800,080)
Payment on capital leases	(9,210)	(19,585)
Net cash used in financing activities	(811,547)	(1,269,700)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,641,576)	(2,699,847)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,777,587	6,852,713
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,136,011	$4,152,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,083	$21,924
Income taxes	886,000	1,318,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$21,753,238

Net earnings				3,212,280	3,212,280

Cash dividend ($0.33 per share)				(800,080)	(800,080)

Compensation expense related to
stock options			134,125		134,125
Balance, December 31, 2009	2,424,486	$606,121	$6,179,455	$17,513,987	$24,299,563

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2010	2,431,326	$607,831	$6,234,079	$18,058,730	$24,900,640

Net earnings				1,443,249	1,443,249

Cash dividend ($0.33 per share)				(802,337)	(802,337)

Compensation expense related to
stock options			3,200		3,200

Stock repurchase	(40)	(10)	(381)		(391)
Balance, December 31, 2010	2,431,286	$607,821	$6,236,898	$18,699,642	$25,544,361

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

The tax effect of temporary differences, primarily asset reserves, stock-based compensation and accrued liabilities, gave rise to the Company's deferred tax assets in the accompanying December 31, 2010 and March 31, 2010 consolidated balance sheets. Deferred income taxes are recognized for the tax consequences of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month and nine-month periods ended December 31, 2010 and 2009 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

3.	Net Earnings Per Share

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Net earnings	$598,519	$1,247,258	$1,443,249	$3,212,280

Earnings Per Share:
Basic	$0.25	$0.51	$0.59	$1.32
Diluted	$0.24	$0.51	$0.58	$1.32

Weighted Average Shares Outstanding:
Basic	2,431,286	2,424,486	2,431,301	2,424,486
Diluted	2,452,589	2,459,754	2,468,496	2,434,751

For the three months ended December 31, 2010 and 2009, respectively, options to acquire 13,500 and 16,000 shares of common stock, and for the nine months ended December 31, 2010 and 2009, respectively, options to acquire 1,000 and 31,000 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	December 31,	March 31,
	2010	2010
Aircraft parts and supplies	$128,261	$124,777
Ground equipment manufacturing:
Raw materials	9,483,045	5,029,982
Work in process	2,052,021	415,920
Finished goods	1,661,309	1,873,857
Total inventories	13,324,636	7,444,536
Reserves	(696,044)	(601,189)

Total, net of reserves	$12,628,592	$6,843,347

5.	Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

No options were exercised during the nine-month periods ended December 31, 2010 and 2009.  Options for 2,500 shares were granted to a Director during the nine-month period ended December 31, 2010.  Stock-based compensation expense has been recognized in the amount of $1,600 and $3,440 for each of the three-month periods ended December 31, 2010 and 2009, respectively, and $3,200 and $134,125 for each of the nine-month periods ended December 31, 2010 and 2009, respectively.  At December 31, 2010, there was $3,200 of unrecognized compensation expense to be recognized through June 30, 2011.

6.	Fair Value of Financial Instruments

The Company measures and reports financial assets and liabilities at their fair value, on a recurring basis.  Fair value measurement is classified and disclosed in one of the following three categories:

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

The Company’s assets measured at fair value (all Level 1 categories) were as follows:

	Fair Value Measurements at
	December 31, 2010	March 31, 2010

Short-term investments	$50,000	$2,254,589

Short-term investments consist of certificates of deposit placed through individual banks as well as CDARS, with original maturities of six to fifteen months.    The original cost of the assets is equal to fair value.

7.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2012.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2010.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions, less any outstanding letters of credit.  At December 31, 2010, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (0.26% at December 31, 2010) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Operating Revenues:
Overnight Air Cargo	$10,718,997	$9,991,420	$29,963,524	$28,594,095
Ground Equipment Sales:
Domestic	6,291,824	8,109,459	11,796,050	20,139,466
International	3,744,549	1,659,557	9,184,136	5,825,071
Total Ground Equipment Sales	10,036,373	9,769,016	20,980,186	25,964,537
Ground Support Services	1,558,320	2,560,691	6,564,539	6,852,590
Total	$22,313,690	$22,321,127	$57,508,249	$61,411,222

Operating Income (Loss):
Overnight Air Cargo	$773,159	$627,161	$2,169,216	$2,027,105
Ground Equipment Sales	581,060	1,280,647	780,348	3,588,369
Ground Support Services	62,223	397,433	593,262	962,724
Corporate	(501,862)	(536,596)	(1,401,509)	(1,743,824)
Total	$914,580	$1,768,645	$2,141,317	$4,834,374

Capital Expenditures:
Overnight Air Cargo	$7,650	$5,849	$31,804	$40,434
Ground Equipment Sales	37,457	-	53,149	20,436
Ground Support Services	41,850	-	74,490	13,304
Corporate	2,369	517	13,894	29,254
Total	$89,326	$6,366	$173,337	$103,428

Depreciation and Amortization:
Overnight Air Cargo	$49,995	$52,124	$147,556	$158,271
Ground Equipment Sales	6,029	12,971	17,266	38,119
Ground Support Services	18,746	27,477	73,700	81,699
Corporate	11,559	13,134	35,390	38,981
Total	$86,329	$105,706	$273,912	$317,070

9.	Commitments and Contingencies

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2010		2009		2010		2009

Overnight Air Cargo Segment:
FedEx	$10,719	48%	$9,991	45%	$29,964	52%	$28,594	47%
Ground Equipment Sales Segment:
Military	156	1%	4,759	21%	734	1%	12,395	20%
Commercial - Domestic	6,136	27%	3,350	15%	11,062	19%	7,744	13%
Commercial - International	3,744	17%	1,660	7%	9,184	16%	5,825	9%
	10,036	45%	9,769	43%	20,980	36%	25,964	42%

Ground Support Services Segment	1,558	7%	2,561	12%	6,564	12%	6,853	11%
	$22,313	100%	$22,321	100%	$57,508	100%	$61,411	100%

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

MAC and CSA combined contributed approximately $29,964,000 and $28,594,000 to the Company’s revenues for the nine-month periods ended December 31, 2010 and 2009, respectively, a current year increase of $1,370,000 (5%).

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

In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force (USAF).  In June 2003 GGS was awarded a three-year extension of that contract and a further three-year extension was awarded in June 2006.  On July 15, 2009, GGS was awarded a new contract to supply deicing trucks to the USAF.  The contract award is for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2010, the first option period under the contract was exercised, extending the contract to July 2011.  For the nine-month period ended December 31, 2010, no deicer units have been delivered to the USAF under this contract.  GGS’ backlog at December 31, 2010 includes $4.9 million of deicers ordered by the USAF under the terms of this contract.

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  GGS backlog at December 31, 2010 includes one pre-production unit under this contract.

GGS contributed approximately $20,980,000 and $25,964,000 to the Company’s revenues for the nine-month periods ended December 31, 2010 and 2009, respectively.  The $4,984,000 (19%) decrease in revenues was due largely to no military deicing units being delivered in the current period.  Revenues from sales to the USAF were down $11,661,000 (94%) for the current nine-month period compared to the prior year comparable period, while commercial domestic sales were up $3,318,000 (43%) and international sales were up $3,359,000 (58%) over the same periods.  At December 31, 2010, GGS’s total order backlog was $19.0 million compared to $5.7 million at December 31, 2009 and $1.3 million at March 31, 2010.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.  A key component of the GAS business has been a three-year contract with Delta Airlines (successor to Northwest Airlines) which was to expire in December 2010.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta, which has resulted in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services being reduced, which include services being eliminated at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  Accordingly, the Company has experienced significant reductions in revenue and profitability of GAS in the current quarter as these reductions have become effective.

GAS contributed approximately $6,564,000 and $6,853,000 to the Company’s revenues for the nine-month periods ended December 31, 2010 and 2009, respectively.

Third Quarter Highlights

After three consecutive record years of gross revenues and net profits, the Company experienced a decline in both in the fiscal year ended March 31, 2010, reflecting the difficult economic and industry conditions.  The first quarter of fiscal 2011 saw a continuation of this trend and decline.  Revenues for the second quarter of fiscal 2011 returned to a level consistent with the same quarter of the prior year, but profits for the second quarter, while improved over the first quarter, were still down from the comparable prior year second quarter.  The third quarter has produced results similar to the second quarter, with revenues consistent with the prior year comparable quarter, but profits down.  Our combined cash and short-term investments balance at the end of the third quarter is up slightly from the end of the second quarter.

During the prior quarter, FedEx delivered four additional ATR-72 passenger aircraft to MAC for heavy maintenance work.  During the third quarter, one of the aircraft was completed and put onto MAC’s operating certificate and is being operated by MAC as of November 2010.  We are unable to determine at this time whether MAC will ultimately operate the other three aircraft as revenue aircraft.  However, we are receiving administrative fee revenue and maintenance labor revenue on the aircraft as we perform heavy maintenance services and prepare the aircraft for conversion to freighter configuration.  The heavy maintenance work on the remaining three aircraft is expected to be completed by our current fiscal year end.

Revenues for GGS increased by 3% compared to the comparable third quarter of the prior fiscal year.  GGS has yet to ship any deicers to the USAF in the current fiscal year and revenues from sales to the USAF were down $4,603,000 (97%) compared to the third quarter of the prior fiscal year.  However, GGS has received an order for two pre-production deicer units as well as an order for additional deicer units which comprises $4.9 million of the GGS backlog at December 31, 2010.  GGS international sales have been strong this fiscal year, driven by increased demand in the Asian markets.  International sales were up 126% in the third quarter and they are up 58% for the first nine-months of fiscal 2011 compared to the prior year comparable period.  During the third quarter, GGS also received a $10.5 million contract to supply deicers to the City of Charlotte, the majority of which will be delivered during our fourth quarter.

During the quarter ended December 31, 2010, revenues from our GAS subsidiary totaled $1,558,000, representing a $1,003,000 (39%) decrease from the comparable prior year quarter.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta Airlines, which has resulted in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services being reduced, which include services being eliminated at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  The impact of the reductions is reflected in the operating results for the quarter ended December 31, 2010.

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

Seasonality

GGS’s business has historically been seasonal.  In the past, GGS has been able to reduce seasonal fluctuations in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in recent years and allowed the Company to be more efficient in its planning and production.  If sales to the military and international customers do not continue to be collectively a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

Third Quarter Fiscal 2011 Compared to Third Quarter Fiscal 2010

Consolidated revenue decreased $8,000 to $22,313,000 for the three-month period ended December 31, 2010 compared to its equivalent prior period. A number of offsetting factors made up this minimal decrease.  Revenues in the ground equipment segment increased $267,000 (3%) to $10,036,000.  While the increase in that segment was minimal, there was a significant swing in the product and customer mix principally resulting from the lack of deicer sales to the USAF during the third quarter of fiscal 2011, offset by increased deicer sales in the commercial domestic and international markets.  Revenues in the air cargo segment were up $728,000 (7%) largely as a result of increases in administrative fee revenue and maintenance labor revenue relating to the four ATR-72 aircraft that were delivered by FedEx during the prior quarter, as well as flight and maintenance operating costs passed through to our customer at cost.  Heavy maintenance on one of the ATR-72 aircraft was completed and it was placed into revenue service during the third quarter and we expect heavy maintenance work on the remaining three aircraft to be completed by the end of our current fiscal year. Finally, revenues in the ground support services segment were down $1,003,000 (39%) resulting from the reduction in scope of work performed for Delta within this segment.

Operating expenses increased $847,000 (4%) to $21,399,000 for the three-month period ended December 31, 2010 compared to its equivalent prior period.  The increase was due to a number of offsetting factors. Ground equipment sales segment operating costs increased $899,000 (12%).  Gross margins on equipment sales are down from the comparable quarter of a year ago, reflecting a very competitive commercial market both domestically and internationally, as well as changes in customer and product mix.  Operating expenses in the air cargo segment were up $600,000 (7%), corresponding to the percentage increase in segment revenues.  Operating expenses in the ground support services segment decreased by $652,000 (36%) largely a result of the reduction in work performed for Delta.  General and administrative expenses increased by $19,000 or less than 1%.

Operating income for the quarter ended December 31, 2010 was $915,000, an $854,000 (48%) decrease from the same quarter of the prior year.  The ground equipment sales segment experienced a 55% decrease in its operating income relating to the changes in revenues and operating costs discussed above.  The ground support services segment saw an 84% decrease in its operating income reflecting reduced revenues and increased costs associated with the closure of certain locations as a result of changes in the Delta Airlines contract in early September 2010.  The overnight air cargo segment partially offset these reductions with a 23% increase in its operating income as a result of the additional administrative fee and maintenance labor revenue related to the four additional ATR-72 aircraft.

Non-operating income, net, was $23,000 for the three-month period ended December 31, 2010 compared to $21,000 in the equivalent prior period.

Pretax earnings decreased $852,000 for the three-month period ended December 31, 2010 compared to 2009, primarily due to the decrease in the ground equipment sales segment operating income and to a lesser extent, the decrease in ground support services segment operating income.

During the three-month period ended December 31, 2010, the Company recorded $339,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%, compared to the 30.3% rate for the comparable quarter in the prior year.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.  In addition, the estimated annual effective tax rate for the prior period was unusually low primarily due to the true up of federal income taxes on prior year tax filings and foreign tax credits.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010

Consolidated revenue decreased $3,903,000 (6%) to $57,508,000 for the nine-month period ended December 31, 2010 compared to its equivalent prior period. The decrease in revenues resulted from a number of factors.  Revenues in the ground equipment sales segment decreased $4,984,000 (19%) to $20,980,000 principally as a result of a decrease in military deicer units and revenues during the first nine months of fiscal 2011, partially offset by increases in commercial domestic and international deicer sales.  Revenues in the air cargo segment were up $1,370,000 (5%) primarily as a result of increased administrative fee and maintenance labor revenues generated by the additional four ATR-72 aircraft that were delivered during the second quarter as well as increased flight and maintenance operating costs passed through to the customer at cost.  In addition, GAS provided revenues of $6,564,000 during the nine-month period ended December 31, 2010, compared to revenue of $6,853,000 in the prior year comparable period, the decrease principally due to the reduction in scope of work performed for Delta that took effect in September 2010.

Operating expenses decreased $1,210,000 (2%) to $55,367,000 for the nine-month period ended December 31, 2010 compared to its equivalent prior period.  The decrease was due to a number of factors.  Ground equipment sales segment operating costs decreased $2,100,000 (11%) following the decrease in revenues for this segment.  Gross margins on equipment sales are down from the comparable quarter of a year ago, reflecting a very competitive commercial market both domestically and internationally, as well as changes in customer and product mix.  Operating expenses in the air cargo segment were up $1,274,000 (5%) tracking the increased revenues in the segment.  The ground support services segment reported a $36,000 decrease in operating expenses related to the decreased revenue provided by GAS this period.  General and administrative expenses decreased $304,000 (4%) to $7,520,000 for the nine-month period ended December 31, 2010 compared to its equivalent prior period. There were a number of significant components comprising this decrease.  Professional fee expense decreased by $132,000, compensation expense relating to stock options has declined and was $131,000 less in the current period and profit sharing expense was $331,000 less in the current period based on the decreased earnings.  Offsetting these decreases was an increase in travel expense of $82,000 and lesser increases in salaries and benefits, rent and information technology costs.

Operating income for the nine-month period ended December 31, 2010 was $2,141,000, a $2,693,000 (56%) decrease from the same period of the prior year.  The ground equipment sales segment experienced a 78% decrease in its operating income principally a result of the changes to revenues and costs as discussed above.  The ground support services segment saw a 38% decrease in its operating income as a result of the reductions to the Delta Airlines contract beginning in early September 2010.  The overnight air cargo segment partially offset these reductions with a 7% increase in its operating income as a result of the additional administrative fee and maintenance labor revenue related to the four additional ATR-72 aircraft.

Non-operating income, net, was $118,000 for the nine-month period ended December 31, 2010 compared to $64,000 in the equivalent prior period.  The increase was principally due to an increase in investment income of $40,000 resulting from increased cash and investment balances in the current period.

Pretax earnings decreased $2,639,000 for the nine-month period ended December 31, 2010 compared to the prior period, due primarily to the decrease in the ground equipment sales segment operating revenues and income.

During the nine-month period ended December 31, 2010, the Company recorded $816,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%, compared to 34.4% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences, including the federal production deduction.  In addition, the estimated annual effective tax rate for the prior period was unusually low primarily due to the true up of federal income taxes on prior year tax filings and foreign tax credits.

Liquidity and Capital Resources

As of December 31, 2010 the Company's working capital amounted to $22,102,000, an increase of $519,000 compared to March 31, 2010.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2012.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2010.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions, less any outstanding letters of credit.  At December 31, 2010, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at December 31, 2010 was 0.26%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended December 31, 2010, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended December 31, 2010 and 2009:

	Nine Months Ended December 31,
	2010	2009

Net Cash Used in Operating Activities	$(4,861,000)	$(1,328,000)
Net Cash Provided by (Used in) Investing Activities	2,031,000	(102,000)
Net Cash Used in Financing Activities	(812,000)	(1,270,000)

Net Decrease in Cash and Cash Equivalents	$(3,642,000)	$(2,700,000)

Cash used in operating activities was $3,533,000 more for the nine-month period ended December 31, 2010 compared to the similar prior year period, resulting from a variety of offsetting factors.  Inventories remained fairly constant in the prior period while increasing significantly during the current nine-month period, accounting for a $6,785,000 increase in cash used in operating activities.  The current period increase in inventories relates directly to the increased backlog this quarter.  Additionally, earnings were down significantly in the current period compared to the prior comparable period, reflecting $1,769,000 less cash from operating activities.  Offsetting this, accounts payable also remained fairly constant in the prior period while also increasing significantly in the current nine-month period, accounting for a $4,009,000 decrease in cash used.

Cash provided by investing activities for the nine-month period ended December 31, 2010 was $2,133,000 more than the comparable prior year period due to the conversion of short-term investments to cash in the current period.

Cash used in financing activities was $458,000 less in the nine-month period ended December 31, 2010, than in the corresponding prior year period primarily due to the payoff of the aircraft term loan in April 2009.

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

Forward Looking Statements

Certain statements in this report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties, including those risks set forth under the heading “Risk factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated or that the three ATR aircraft undergoing heavy maintenance will not be assigned by FedEx to MAC;

•	The risk that the number of aircraft operated for FedEx will be further reduced;

•	The risk that the United States Air Force will defer or substantially reduce orders under its contracts with GGS;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s air cargo operations, equipment sold by GGS or services provided by GGS or GAS;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  January 27, 2011
/s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

/s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)

AIR T, INC.
EXHIBIT INDEX

(a)	Exhibits
	No.	Description

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications