Form 10-K
period 2011-03-31
AIR T INC
filed 2011-06-03
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2011

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
                                 Yes_____         No __X__
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                             Yes_____         No__X__
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes__X__              No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                Yes_____              No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  __X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act)
Large Accelerated Filer_____     Accelerated Filer_____     Non-Accelerated Filer_____     Smaller Reporting Company__X__
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                    Yes_____                No__X__

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2010 was approximately $20,823,000.  As of June 1, 2011, 2,446,286 shares of common stock were outstanding.
Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

	AIR T, INC. AND SUBSIDIARIES
	2011 ANNUAL REPORT ON FORM 10-K
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	10
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item 9A.	Controls and Procedures	31
Item 9B.	Other Information	31

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	32
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	32
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32
Item 14.	Principal Accounting Fees and Services	32

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	32
	Signatures	35

PART I

Item 1.                      Business.

Air T, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1980 and operates wholly owned subsidiaries in three industry segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

For the fiscal year ended March 31, 2011, the Company’s overnight air cargo segment accounted for 51% of the Company’s consolidated revenues, the ground equipment sales segment accounted for 39% of consolidated revenues and the ground support services segment accounted for 10% of consolidated revenues.  The Company’s overnight air cargo services are provided primarily to one customer, FedEx Corporation (“FedEx”).  Certain financial data with respect to the Company’s three segments are set forth in Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

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

As of March 31, 2011, MAC and CSA had an aggregate of 81 aircraft under agreements with FedEx.   Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  For the fiscal year ended March 31, 2011, MAC’s routes were primarily in the southeastern United States and the Caribbean and CSA’s routes were primarily in the upper Midwest region of the United States. In addition to the 81 aircraft under agreements with FedEx, MAC is in the process of performing heavy maintenance on three additional ATR-72 aircraft that FedEx purchased during our second quarter of fiscal 2011.

Agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 51% and 48% of the Company’s consolidated revenue for the fiscal years ended March 31, 2011 and 2010, respectively.  Loss of FedEx as a customer would have a material adverse effect on the Company.  FedEx has been a customer of the Company since 1980.  MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U. S. military.

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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2011:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B
(single turbo prop)	1985-1996	Dry lease	65
ATR-42 (twin turbo prop)	June 14, 1905	Dry lease	10
ATR-72 (twin turbo prop)	June 14, 1905	Dry lease	6

			81

The schedule above compares with 80 and 82 aircraft operated as of March 31, 2010 and 2009, respectively. The schedule above does not include the three additional ATR-72 aircraft that FedEx recently purchased and on which MAC is currently performing heavy maintenance to prepare them for freight operation.

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

The Company’s overnight air cargo operations are not materially seasonal.

Aircraft Deicer and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized GGS and acquired the Simon Deicer Division of Terex Aviation Ground Equipment.  GGS is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers.  Since its inception, GGS has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized types of equipment.  In the fiscal year ended March 31, 2011, sales of deicing equipment accounted for approximately 80% of GGS’s revenues, compared to 77% in the prior fiscal year.

In the manufacture of its ground service equipment, GGS assembles components acquired from third-party suppliers.  Components are readily available from a number of different suppliers.  The primary components for mobile deicing equipment are the chassis (which is a commercial medium or heavy-duty truck), fluid storage tanks, a boom system, fluid delivery system and heating equipment.  The price of these components is influenced by raw material costs, principally high-strength steels and stainless steel.  GGS utilizes continuous improvements and other techniques to improve efficiencies and designs to minimize product price increases to its customers, to respond to regulatory changes, such as emission standards, and to incorporate technological improvements to enhance the efficiency of GGS’s products.  Improvements include the development of single operator mobile deicing units to replace units requiring two operators, a patented premium deicing blend system and a more efficient forced-air deicing system.

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

GGS’s mobile deicing equipment business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line.   In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the USAF.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2010, the first option period under the contract was exercised, extending the contract to July 2011.  For the year ended March 31, 2011, no deicer units have been delivered to the USAF under this contract.  GGS’ backlog at March 31, 2011 includes $4.9 million of deicers ordered by the USAF under the terms of this contract.

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  GGS backlog at March 31, 2011 includes one pre-production unit under this contract, and no units have yet been delivered to the USAF under this contract.

Revenue from GGS’s contract with the USAF accounted for approximately 1% and 21% of the Company’s consolidated revenue for the fiscal years ended March 31, 2011 and 2010, respectively.

In November 2010, GGS was awarded a contract to provide $10.5 million of deicing trucks and training simulators to the City of Charlotte, North Carolina, for use at the Charlotte Douglas International Airport.  As of March 31, 2011, GGS had delivered $9.3 million of units under the contract with the remainder delivered in the first quarter of fiscal 2012.

Ground Support Equipment and Airport Facility Maintenance Services.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.  A key component of the GAS business has been a three-year contract with Delta Airlines (successor to Northwest Airlines) which was to expire in December 2010.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta, which has resulted in a significant reduction in the scope of work performed for Delta, which principally began in September 2010.  The services that were reduced, which include elimination of services at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  Accordingly, the Company has experienced significant reductions in revenue and profitability of GAS in the last two quarters as these reductions have become effective.

Approximately 41% of GAS’s revenue in the fiscal year ended March 31, 2011 was derived from services under contract with Delta Airlines, compared to approximately 64% in the fiscal year ended March 31, 2010.

GAS is a relatively new provider in its industry segment and competes primarily on the basis of the quality, reliability and pricing of its services.  The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry.

GAS’s maintenance service business is not materially seasonal.

Backlog.

The Company’s backlog consists of “firm” orders supported by customer purchase orders for the equipment and services sold by GGS.  At March 31, 2011, the Company’s backlog of orders was $9.6 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2012.  At March 31, 2010, the Company’s backlog of orders was $1.3 million.

Governmental Regulation.

The Department of Transportation (“DOT”) has the authority to regulate economic issues affecting air service.  The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act (“ATSA”) of November 2001.  ATSA created the Transportation Security Administration (“TSA”), an agency within the DOT, to oversee, among other things, aviation and airport security.  In 2003, TSA was transferred from the DOT to the Department of Homeland Security but the basic mission and authority of TSA remain unchanged.  ATSA provided for the federalization of airport passenger, baggage, cargo, mail, and employee and vendor screening processes.

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

Employees.

At March 31, 2011, the Company and its subsidiaries had 433 full-time and full-time-equivalent employees.  None of the employees of the Company or any of its subsidiaries are represented by labor unions.  The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2011, 51% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx.  Our agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  FedEx has been a customer of the Company since 1980.  The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of or dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.  These risks include but are not limited to the following:

•	Economic conditions in the global markets in which it operates;
•	Dependence on its strong reputation and value of its brand;
•	Labor organizations' attempt to organize groups of their employees and potential changes in labor laws that could make it easier for them to do so;
•	Heavy reliance upon technology, including the internet;
•	The price and availability of fuel;
•	Intense competition from other providers of transportation services, especially during the current global recession;
•	Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
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

Our agreement with the United States Air Force is for one year with limited additional one-year extension options.

In the fiscal years ended March 31, 2011 and 2010, approximately 1% and 21%, respectively, of our consolidated operating revenues arose from sales of deicing equipment to the USAF under a long-term contract.  This initial four-year contract, awarded in 1999, was extended for two additional three-year periods, and expired in June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the USAF.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2010, the first option period under the contract was exercised, extending the contract to July 2011.  During the year ended March 31, 2010, GGS received no orders under this new contract, with revenues from sales to the USAF arising under the prior contract.  However, during the year ended March 31, 2011, GGS received orders for $4.9 million under this new contract.  In the event that the United States Air Force does not award the remaining extension options under this contract, our revenues from sales of ground support equipment are likely to decrease unless we are successful in obtaining customer orders from other sources that can replace the equipment sold to the USAF.  In addition, sales of deicing equipment to the USAF have enabled GGS to ameliorate the seasonality of our ground support equipment business.  Thus, if the extension options with the USAF are not renewed or if ordering levels under the contract are low; seasonal patterns for this business may re-emerge.

Other Business Risks

Our revenues for aircraft maintenance services fluctuate based on the heavy maintenance check schedule, which is based on aircraft usage, for aircraft flown by our overnight air cargo operations.

Our maintenance revenues fluctuate based on the level of heavy maintenance checks performed on aircraft operated by our overnight air cargo operations.  If the number of aircraft operated for FedEx were to decrease, we would likely experience fewer maintenance hours and consequently, less maintenance revenue.

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

Our overnight air cargo operations are subject to regulations of the FAA.  The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if questions arise concerning airworthiness.  The FAA also has power to suspend or revoke for cause the certificates it issues and to institute proceedings for imposition and collection of fines for violation of federal aviation regulations.  Our overnight air cargo subsidiaries, MAC and CSA, operate under separate FAA certifications.  Although it is possible that, in the event that the certification of one of our subsidiaries was suspended or revoked, flights operated by that subsidiary could be transferred to the other subsidiary, we can offer no assurance that we would be able to transfer flight operations in that manner.  Accordingly, the suspension or revocation of any one of these certifications could have a material adverse effect our business, results of operations and financial position.  The suspension or revocation of all of these certifications would have a material adverse effect on our business, results of operations and financial position.

Sales of deicing equipment can be affected by weather conditions.

Our deicing equipment is used to deice commercial and military aircraft.  The extent of deicing activity depends on the severity of winter weather.  Mild winter weather conditions permit airports to use fewer deicing units, since less time is required to deice aircraft in mild weather conditions.

Item 1B.Unresolved Staff Comments.

None.

Item 2.                      Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson, an officer and director of the Company, John Gioffre, a director of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary.  The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space.  The operations of the Company and MAC are headquartered at this facility.  The lease for this facility extends through May 31, 2012 at a monthly rental payment of $13,689, with an additional two-year option available through May 2014.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

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

GGS leases an 112,500 square foot production facility in Olathe, Kansas.  The facility is leased, from a third party, under a lease agreement, which expires in August 2011.  GGS is currently negotiating the renewal of this lease.

As of March 31, 2011, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.

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

As of March 31, 2011 the number of holders of record of the Company’s Common Stock was 239.  The range of high and low sales price per share for the Company’s common stock on the Nasdaq Stock Market from April 2009 through March 2011 is as follows:

	Fiscal Year Ended March 31,
	2011		2010
	High	Low	High	Low
First Quarter	$13.16	$10.46	$9.11	$5.46
Second Quarter	10.35	8.64	9.85	7.62
Third Quarter	10.00	8.64	11.70	9.12
Fourth Quarter	10.49	9.19	12.47	9.45

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year.  On May 18, 2011, the Company declared a cash dividend of $0.25 per common share payable on June 24, 2011 to stockholders of record on June 3, 2011.

Item 6.                      Selected Financial Data.

(In thousands, except per share amounts)

	Year Ended March 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Operating revenues	$83,362	$81,077	$90,668	$78,399	$67,303

Net income	2,138	3,757	4,379	3,402	2,486

Basic earnings per share	0.88	1.55	1.81	1.40	0.94

Diluted earnings per share	0.87	1.54	1.81	1.40	0.94

Dividend declared per share	0.33	0.33	0.30	0.25	0.25

Balance sheet data (at period end):
Total assets	34,221	29,604	29,341	27,308	24,615

Long-term debt, including current portion	8	21	481	643	798

Stockholders' equity	26,241	24,901	21,753	17,715	15,449

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

 Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Year Ended March 31,
	2011		2010

Overnight Air Cargo Segment:
FedEx	$42,335	51%	$38,988	48%
Ground Equipment Sales Segment:
Military	1,235	1%	16,826	21%
Commercial - Domestic	20,672	25%	10,236	13%
Commercial - International	10,902	13%	5,859	7%
	32,809	39%	32,921	41%

Ground Support Services Segment	8,218	10%	9,168	11%
	$83,362	100%	$81,077	100%

MAC and CSA are short-haul express airfreight carriers and provide overnight air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC also on occasion provides maintenance services to other airline customers and the U. S. military.  Under the terms of dry-lease service agreements, which currently cover all of the 81 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined revenues increased by $3,347,000 (9%) in fiscal 2011.  See the following comparison of fiscal year 2011 to 2010 for details of the increase.

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also offers fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, flight-line tow tractors, glycol recovery vehicles and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the USAF.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2010, the first option period under the contract was exercised, extending the contract to July 2011.

GGS revenues decreased by $112,000 (less than 1%) in fiscal 2011.  See the following comparison of fiscal year 2011 to 2010 for details of the decrease.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS revenues decreased by $950,000 (10%) in fiscal 2011.  See the following comparison of fiscal year 2011 to 2010 for details of the decrease.

Fiscal 2011 Highlights

After three consecutive years of record gross revenues and net profits, the Company experienced a decline in both in our prior fiscal year ended March 31, 2010, reflecting very difficult economic and industry conditions.  While revenues have increased by $2,285,000 (3%) in the fiscal year ended March 31, 2011, net profits have further declined, as discussed below.

Our overnight air cargo segment was a strong performer, as revenues for the segment totaled $42,335,000 for the year ended March 31, 2011, representing a $3,347,000 (9%) increase over the prior year.  The segment also saw its operating income increase by $650,000 or 26% in fiscal 2011.  During the second quarter of our fiscal 2011, FedEx delivered four additional ATR-72 passenger aircraft to MAC for heavy maintenance work.  During the third quarter, one of the aircraft was completed and put onto MAC’s operating certificate and is being operated by MAC as of November 2010.  We are unable to determine at this time whether MAC will ultimately operate the other three aircraft as revenue aircraft.  However, we are receiving administrative fee revenue and maintenance labor revenue on the aircraft as we perform heavy maintenance services and prepare the aircraft for conversion to freighter configuration.  The heavy maintenance work to be performed by MAC on the remaining three aircraft was essentially completed as of the end of fiscal 2011.

Revenues for GGS for the year ended March 31, 2011 were down less than 1% from the prior year, while operating income decreased by $2,400,000 or 61%.  While GGS revenues were fairly flat overall, there was a significant shift in the composition of revenues.  Revenues from the U. S. Military decreased to 4% of GGS revenues in fiscal 2011 compared to 51% in the prior year.  While GGS was able to renew the deicer contract with the Air Force in July 2010, GGS did not deliver any orders under this contract during fiscal 2011.  Revenues from domestic commercial customers increased to 63% of GGS revenues in fiscal 2011 compared to 31% in the prior year.  In November 2010, GGS was awarded a contract to provide $10.5 million of deicing trucks and training simulators to the City of Charlotte, North Carolina, for use at the Charlotte Douglas International Airport.  As of March 31, 2011, GGS had delivered $9.3 million of units under the contract with the remainder delivered in the first quarter of fiscal 2012.
And finally, revenues from international customers increased to 33% of GGS revenues in fiscal 2011 compared to 18% in the prior year.  GGS’s gross margin percentage was dramatically affected by these changes in customer base as the commercial business, both domestically and internationally, has been a highly competitive environment.  In addition, the Air Force work allowed us to be much more flexible in our deliveries and production, which contributed to greater efficiencies and a lower overall cost structure.

During the year ended March 31, 2011, revenues from our GAS subsidiary totaled $8,218,000, representing a $950,000 (10%) decrease from the prior year.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta Airlines, which has resulted in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services that were reduced, which included the elimination of services at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  The impact of the reductions is reflected in the operating results for the second half of fiscal 2011. GAS continues to seek out new customers and locations to build its revenue base but expects to see lower margins than it produced prior to the Delta contract revisions.

Fiscal 2011 vs. 2010

Consolidated revenue increased $2,285,000 (3%) to $83,362,000 for the fiscal year ended March 31, 2011 compared to the prior fiscal year.  The increase in 2011 revenue resulted from a number of offsetting factors.

Revenues in the overnight air cargo segment increased $3,347,000 (9%) to $42,335,000, largely as a result of increases in administrative fee revenue and maintenance labor revenue relating to the four ATR-72 aircraft that were delivered by FedEx during the second quarter, as well as increases in flight and maintenance operating costs passed through to our customer at cost.  Heavy maintenance on one of the ATR-72 aircraft was completed and it was placed into revenue service during the third quarter and heavy maintenance work on the remaining three aircraft has been substantially completed at March 31, 2011.

Revenues in the ground equipment sales segment decreased by $112,000 (less than 1%) to $32,809,000.  While the overall decrease in that segment was minimal, there was a significant swing in the product and customer mix principally resulting from the lack of deicer sales to the USAF during fiscal 2011, offset by increased deicer sales in both the commercial domestic and international markets.

Revenues in the ground support services segment decreased by $950,000 (10%) to $8,218,000, resulting from the reduction in scope of work performed for Delta within this segment during the last half of fiscal 2011.

Operating expenses on a consolidated basis increased $4,278,000 (6%) to $79,923,000 for fiscal 2011 compared to fiscal 2010.  The increase was due to a number of factors.  Operating expenses in the overnight air cargo segment were up $2,915,000 (9%) corresponding to the increase in revenues within that segment.  Ground equipment sales operating costs increased $2,076,000 (8%).  GGS’s gross margin percentage was dramatically affected by changes in customer base as the commercial business, both domestically and internationally, has increased significantly in a highly competitive environment.  In addition, the Air Force work, which decreased dramatically, allowed us to be much more flexible in our deliveries and production, which contributed to greater efficiencies and a lower overall cost structure.  Operating expenses in the ground support services segment decreased by $503,000 (8%) largely a result of the reduction in work performed for Delta.

General and administrative expense decreased $54,000 (1%) to $10,589,000 in fiscal 2011.  The Company incurred reduced compensation expense of $129,000 related to stock options.  Profit sharing expense decreased by $251,000 directly related to the decreased profit generated by the Company in fiscal 2011.  These large decreases were offset by an $112,000 increase in employee benefit costs, a $108,000 increase in the provision for bad debts and lesser increases in salary and other overhead costs. The increase in provision for bad debts was due to fully reserving for an $180,000 non-trade receivable that was deemed uncollectible in the fourth quarter of fiscal 2011.

Operating income for the year ended March 31, 2011 was $3,438,000, a $1,993,000 (37%) decrease from fiscal 2010.  The reduction was principally the result of the reduced gross margin and profitability in the ground equipment sales segment as previously discussed.

Non-operating income, net for the year ended March 31, 2011 was $130,000, is principally interest income, and is consistent with the prior year.

Income tax expense of $1,431,000 in fiscal 2011 represented an effective tax rate of 40.1%, which included the benefit of current year foreign tax credits, as well as the U.S. production deduction.  In addition, the fiscal 2011 tax provision included other adjustments for an over statement of Puerto Rico tax credits and other accumulated items in prior periods.  Income tax expense of $1,799,000 in fiscal 2010 represented an effective tax rate of 32.4%, which included the true up of federal income taxes on prior year filings, the benefit of prior and current year foreign tax credits, as well as the U.S. production deduction.

Net earnings were $ 2,138,000 or $.88 per diluted share for the year ended March 31, 2011, a 43% decrease from earnings of $3,757,000 or $1.54 per diluted share in fiscal 2010.

Liquidity and Capital Resources

As of March 31, 2011, the Company held approximately $6.6 million in cash and cash equivalents and short-term investments.  Of this amount, $5.5 million was invested in liquid money market accounts and a 15-month bank certificate of deposit.  All invested amounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”), with the exception of $1.4 million held in money market accounts.

As of March 31, 2011, the Company’s working capital amounted to $22,727,000, an increase of $1,144,000 compared to March 31, 2010. The increase resulted principally from the earnings generated from operations, which is our primary source of liquidity.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2012.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2011.  The Company had no outstanding obligations under its line of credit at March 31, 2011 and 2010.  See Note 6 in the consolidated financial statements, included elsewhere in this report, for further discussion.

The Company is exposed to changes in interest rates on its line of credit.  Although the line had no outstanding balance at March 31, 2011 and 2010, the line of credit did have a weighted average balance outstanding of approximately $136,000 during the year ended March 31, 2011.  If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

Following is a table of changes in cash flow for the respective years ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011	2010

Net Cash Provided by (Used in) Operating Activities	$(4,517,000)	$5,508,000
Net Cash Provided by (Used in) Investing Activities	2,069,000	(1,379,000)
Net Cash Used in Financing Activities	(815,000)	(1,204,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$(3,263,000)	$2,925,000

Cash provided by operating activities was $10,025,000 less for fiscal 2011 compared to fiscal 2010.  The major components of this cash flow decrease were a significant increase in accounts receivable in fiscal 2011, while decreasing only marginally in fiscal 2010 and a significant increase in inventories in fiscal 2011 compared to a decrease in fiscal 2010.  There was a lesser offsetting impact related to the increase in accounts payable in fiscal 2011.  Accounts receivable increased due to significant deliveries in March 2011 as well as increased sales to international customers with extended payment terms in fiscal 2011.  Inventories have increased as a result of increased backlog in March 2011.

Cash flows from investing activities were $3,448,000 higher in fiscal 2011, largely due to the Company decreasing its position in short-term investments in fiscal 2011 whereas the Company had increased its investment in short-term investments in fiscal 2010.  The change in investments was solely due to seeking appropriate returns and risk on invested cash.  Capital expenditures increased by $128,000 in fiscal 2011 compared to the prior year.

Cash used in financing activities was $389,000 less in fiscal 2011 compared to fiscal 2010 principally due to the payoff of an aircraft term loan in fiscal 2010.

There are currently no commitments for significant capital expenditures.  The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.  On May 18, 2011 the Company declared a $.25 per share cash dividend, to be paid on June 24, 2011 to shareholders of record June 3, 2011.

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

Impact of Inflation

The Company believes that inflation has not had a material effect on its manufacturing operations, because increased costs to date have been passed on to its customers. Under the terms of its overnight air cargo business contracts the major cost components of its operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed by its customer.  Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new one-year contract with the United States Air Force with four additional one-year extension options.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in the past when sales under the contract with the United States Air Force were a significant component of the Company's revenues.  If sales to the United States Air Force do not continue to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

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

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated;

•	The risk that the number of aircraft operated for FedEx will be further reduced;

•	The risk that the United States Air Force will continue to defer orders under its new contract with GGS;

•	The risk that GAS will be unable to find alternative sources of revenue to replace the contract with Delta Airlines;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s overnight air cargo operations, equipment sold by GGS or services provided by GGS or GAS;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc.

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

June 3, 2011

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2011	2010
Operating Revenues:
Overnight air cargo	$42,335,364	$38,987,899
Ground equipment sales	32,808,927	32,920,571
Ground support services	8,217,641	9,168,519
	83,361,932	81,076,989

Operating Expenses:
Flight-air cargo	18,406,739	17,574,982
Maintenance-air cargo	17,624,724	15,541,888
Ground equipment sales	27,004,427	24,928,161
Ground support services	6,035,683	6,539,126
General and administrative	10,589,408	10,643,656
Depreciation and amortization	365,912	415,104
(Gain) loss on sale of assets	(103,412)	2,997
	79,923,481	75,645,914

Operating Income	3,438,451	5,431,075

Non-operating Income (Expense):
Investment income	131,851	132,589
Interest expense	(1,400)	(16,101)
Gain on retirement plan settlement	-	8,460
	130,451	124,948

Income Before Income Taxes	3,568,902	5,556,023

Income Taxes	1,431,000	1,799,000

Net Income	$2,137,902	$3,757,023

Earnings Per Share:
Basic	$0.88	$1.55

Diluted	$0.87	$1.54

Dividends Declared Per Share	$0.33	$0.33

Weighted Average Shares Outstanding:
Basic	2,431,297	2,424,763
Diluted	2,464,354	2,445,474

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$6,515,067	$9,777,587
Short-term investments	51,035	2,254,589
Accounts receivable, less allowance for
doubtful accounts of $40,000 and $89,000	11,690,376	5,601,064
Notes and other receivables-current	78,423	570,931
Income tax receivable	-	467,000
Inventories	11,538,120	6,843,347
Deferred income taxes	406,000	404,000
Prepaid expenses and other	428,038	360,635
Total Current Assets	30,707,059	26,279,153

Property and Equipment, net	1,189,107	1,317,290

Deferred Income Taxes	365,000	372,000
Cash Surrender Value of Life Insurance Policies	1,591,968	1,497,836
Notes and Other Receivables-LongTerm	288,031	50,000
Other Assets	79,523	87,968
Total Assets	$34,220,688	$29,604,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,100,012	$2,623,590
Accrued expenses	1,799,791	2,059,373
Income tax payable	72,000	-
Current portion of long-term obligations	8,271	13,573
Total Current Liabilities	7,980,074	4,696,536

Long-term Obligations	-	7,071

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,431,286 and 2,431,326 shares issued and outstanding	607,821	607,831
Additional paid-in capital	6,238,498	6,234,079
Retained earnings	19,394,295	18,058,730
Total Stockholders' Equity	26,240,614	24,900,640
Total Liabilities and Stockholders’ Equity	$34,220,688	$29,604,247

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,137,902	$3,757,023
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
(Gain) loss on sale of assets	(103,412)	2,997
Change in accounts receivable and inventory reserves	135,417	(3,733)
Depreciation and amortization	365,912	415,104
Change in cash surrender value of life insurance	(94,133)	(66,396)
Deferred income taxes	5,000	461,000
Gain on retirement plan settlement	-	(8,460)
Warranty reserve	188,000	172,000
Compensation expense related to stock options	4,800	134,125
Change in operating assets and liabilities:
Accounts receivable	(6,041,272)	674,792
Notes receivable and other non-trade receivables	74,477	(13,891)
Inventories	(4,698,230)	2,967,945
Prepaid expenses and other	(58,957)	(46,483)
Accounts payable	3,476,422	(397,484)
Accrued expenses	(447,582)	(1,248,326)
Accrued compensation to executive	-	(941,540)
Income taxes payable/ receivable	539,000	(350,000)
Total adjustments	(6,654,558)	1,751,650
Net cash provided by (used in) operating activities	(4,516,656)	5,508,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	2,224,532	-
Purchase of investments	(20,978)	(1,252,368)
Proceeds from sale of assets	121,200	900
Capital expenditures	(255,517)	(127,903)
Net cash provided by (used in) investing activities	2,069,237	(1,379,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Aircraft term loan payments	-	(450,035)
Payment of cash dividend	(802,337)	(800,080)
Payment on capital leases	(12,373)	(10,647)
Proceeds from exercise of stock options	-	58,030
Repurchase of common stock	(391)	(1,696)
Net cash used in financing activities	(815,101)	(1,204,428)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,262,520)	2,924,874
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,777,587	6,852,713
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,515,067	$9,777,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,038	$16,101
Income taxes	887,000	1,686,986

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2009	2,424,486	$606,121	$6,045,330	$15,101,787	$21,753,238

Net income				3,757,023	3,757,023

Cash dividend ($0.33 per share)				(800,080)	(800,080)

Exercise of stock options	7,000	1,750	56,280		58,030

Compensation expense related to
stock options			134,125		134,125

Stock repurchase	(160)	(40.00)	(1,656)		(1,696)

Balance, March 31, 2010	2,431,326	607,831	6,234,079	18,058,730	24,900,640

Net income				2,137,902	2,137,902

Cash dividend ($0.33 per share)				(802,337)	(802,337)

Compensation expense related to
stock options			4,800		4,800

Stock repurchase	(40)	(10)	(381)		(391)

Balance, March 31, 2011	2,431,286	$607,821	$6,238,498	$19,394,295	$26,240,614

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

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

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

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

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer.  The Company has customer concentrations in two areas of operations, overnight air cargo which provides service to one major customer and ground support equipment sales which provides equipment and services to approximately 117 customers in 30 countries, one of which is considered a major customer.  The loss of a major customer would have a material impact on the Company’s results of operations.  See Note 11 “Major Customers”.

    Cash and Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Short-Term Investments – Short-term investments at March 31, 2011 and 2010 consist of individual bank certificates of deposit as well as certificates of deposit placed through an account registry service (“CDARS”).  The certificates of deposit we hold as short-term investments have original maturities of six to fifteen months and are fully insured by the Federal Deposit Insurance Corporation. Short-term investments are carried at fair value in the accompanying consolidated balance sheets, which is equal to their cost.

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

Operating Expenses Reimbursed by Customer – The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup.  The cost of flight crews, fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income.

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

Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, notes receivable, cash surrender value of life insurance, accrued expenses, and long-term debt approximate their fair value at March 31, 2011 and 2010.

Warranty Reserves – The Company warranties its ground equipment products for up to a three-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2011	2010
Beginning Balance	$144,000	$186,000
Amounts charged to expense	188,000	172,000
Actual warranty costs paid	(170,000)	(214,000)
Ending Balance	$162,000	$144,000

Income Taxes – Income taxes have been provided using the liability method.  Deferred income taxes reflect the net affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

2.           EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net income by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  For the years ended March 31, 2011 and 2010, respectively, options to acquire 13,500 and 31,000 shares of common stock were not included in computing earnings per share because their effects were anti-dilutive.

The computation of earnings per common share is as follows:

	Year Ended March 31,
	2011	2010

Net income	$2,137,902	$3,757,023

Earnings Per Share:
Basic	$0.88	$1.55
Diluted	$0.87	$1.54

Weighted Average Shares Outstanding:
Basic	2,431,297	2,424,763
Diluted	2,464,354	2,445,474

3.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2011	2010
Aircraft parts and supplies	$139,555	$124,777
Ground equipment manufacturing:
Raw materials	7,918,699	5,029,982
Work in process	1,703,250	415,920
Finished goods	2,381,262	1,873,857
Total inventories	12,142,766	7,444,536
Reserves	(604,646)	(601,189)

Total, net of reserves	$11,538,120	$6,843,347

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2011	2010
Furniture, fixtures and improvements	$5,185,470	$5,138,489
Flight equipment and rotables	2,794,462	2,794,462
	7,979,932	7,932,951
Less accumulated depreciation	(6,790,825)	(6,615,661)

Property and equipment, net	$1,189,107	$1,317,290

5.           ACCRUED EXPENSES

Accrued expenses consisted of the following:
	March 31,
	2011	2010

Salaries, wages and related items	$958,124	$899,186
Profit sharing	447,140	697,734
Health insurance	186,795	255,318
Warranty reserves	161,670	143,528
Other	46,062	63,607
Total	$1,799,791	$2,059,373

6.           FINANCING ARRANGEMENTS

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2012.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2011.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2011, $7,000,000 was available under the terms of the credit facility.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at March 31, 2011 was .24%.  At March 31, 2011 and 2010, there was no balance outstanding on the credit facility.

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

GGS leases its facility under an agreement that extends through August 2011.  Monthly rent will increase over the life of the lease, based on increases in the Consumer Price Index.

At March 31, 2011, future minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2012	$169,000
2013	31,000
Total minimum lease payments	$200,000

Rent expense for operating leases totaled approximately $1,228,000 and $1,152,000 for fiscal 2011 and 2010, respectively, and includes amounts to related parties of $164,000 and $161,000 in fiscal 2011 and 2010, respectively.

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were as follows:

	Fair Value Measurements at March 31,
	2011	2010

Short-term investments	$51,035	$2,254,589

Short-term investments consist of certificates of deposit placed through individual banks as well as CDARS, with original maturities of six to fifteen months.    The original cost of the assets is equal to fair value at March 31, 2011 and 2010, respectively.

9.           STOCKHOLDERS’ EQUITY

The Company may issue up to 50,000 shares of preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  No preferred shares have been issued as of March 31, 2011.

On May 18, 2011, the Company declared a cash dividend of $0.25 per common share payable on June 24, 2011 to stockholders of record on June 3, 2011.

10.           EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 243,500 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant.  As of March 31, 2011, 8,500 shares remain available for grant under two plans.  The employee options generally vest one-third per year beginning with the first anniversary from the date of grant.   The non- employee director options generally vest one year from the date of grant.

Compensation expense related to stock options granted was $4,800  for the year ended March 31, 2011 and $134,125 for the year ended March 31, 2010.  As of March 31, 2011, there was $1,500 of unrecognized compensation expense related to the stock options.  Options to purchase 2,500 shares were granted in fiscal 2011 and no options were granted in fiscal 2010.

Option activity is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at March 31, 2009	234,000	$8.57
Granted	-	-
Exercised	(7,000)	8.29
Outstanding at March 31, 2010	227,000	8.58
Granted	2,500	8.92
Exercised	-	-
Forfeited	(15,000)	8.29
Outstanding at March 31, 2011	214,500	$8.61	5.19	$201,000

Exercisable at March 31, 2011	213,875	$8.61	5.17	$201,000

During the year ended March 31, 2011, options to acquire 1,875 shares vested with a weighted average grant-date fair value of $2.51 and as of March 31, 2011, all but 625 options were vested.

11.           MAJOR CUSTOMERS

Approximately 51% and 48% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2011 and 2010, respectively.  Approximately 1% and 21% of the Company’s consolidated revenues for fiscal 2011 and 2010, respectively, were generated from GGS’s contract with the United States Air Force.  Approximately 11% of the Company’s consolidated revenues in fiscal 2011were derived from GGS’s equipment contract with the City of Charlotte, North Carolina (none in fiscal 2010) to supply mobile deicing equipment.

 Approximately 24% and 33% of the Company’s consolidated accounts receivable at March 31, 2011 and 2010, respectively, were due from FedEx Corporation.  Approximately 18% of the Company’s consolidated accounts receivable at March 31, 2011 was due from a customer in China and approximately 23% of the Company’s consolidated accounts receivable at March 31, 2011 was due from the City of Charlotte.  Also, approximately 3% and 30% of the Company’s consolidated accounts receivable at March 31, 2011 and 2010, respectively, were due from Delta Airlines.

12.           INCOME TAXES

The provision for income taxes is as follows:

	Year Ended March 31,
	2011	2010
Current:
Federal	$1,221,000	$1,026,000
State	205,000	312,000
Total current	1,426,000	1,338,000
Deferred:
Federal	4,000	384,000
State	1,000	77,000
Total deferred	5,000	461,000

Total	$1,431,000	$1,799,000

The income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

	Year Ended March 31,
	2011		2010
Income tax provision at
U.S. statutory rate	$1,213,000	34.0%	$1,889,000	34.0%
State income taxes, net
of Federal benefit	174,000	4.9	253,000	4.5
Production deduction	(78,000)	(2.2)	(89,000)	(1.6)
Permanent differences, other	11,000	0.3	19,000	0.4
Puerto Rico tax credits	(56,000)	(1.6)	(293,000)	(5.3)
Other differences, net	167,000	4.7	20,000	0.4

Income tax provision	$1,431,000	40.1%	$1,799,000	32.4%

The other differences, net in the year ended March 31, 2011 includes an adjustment for an over statement of Puerto Rico tax credits and other accumulated items in prior periods.  The effect of the adjustment is not material to the current or any prior periods.

Deferred tax assets and liabilities consisted of the following:

	March 31,
	2011	2010

Stock option compensation	$419,000	$423,000
Inventory reserves	227,000	233,000
Accrued vacation	182,000	191,000
Warranty reserve	61,000	56,000
Accounts receivable reserve	83,000	34,000
Other	32,000	41,000
Gross deferred tax assets	1,004,000	978,000

Prepaid expenses	(166,000)	(138,000)
Property and equipment	(67,000)	(64,000)
Gross deferred tax liabilities	(233,000)	(202,000)

Net deferred tax asset	$771,000	$776,000

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2011 and 2010 consolidated balance sheets according to the classification of the related asset and liability.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal and state returns are the fiscal 2007 through 2010 tax years.  As of March 31, 2011 and 2010, the Company did not have any unrecognized tax benefits.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2011 and 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2011 and 2010.

13.           EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan (“Plan”).  All employees of the Company are eligible to participate in the Plan after six months of service.  The Company’s contribution to the Plan for the years ended March 31, 2011 and 2010 was $282,000 and $299,000, respectively and was recorded in general and administrative expenses in the consolidated statements of income.

The Company, in each of the past two years, has paid a discretionary profit sharing bonus in which all employees have participated.  Profit sharing expense in fiscal 2011 and 2010 was approximately $447,000 and $698,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2011
Operating Revenues	$15,023	$20,171	$22,314	$25,854
Operating Income	410	816	915	1,297
Net Income	299	546	599	694	(1)
Basic Earnings per share	0.12	0.23	0.25	0.28
Diluted Earnings per share	0.12	0.22	0.24	0.28

2010
Operating Revenues	$18,948	$20,142	$22,321	$19,666
Operating Income	1,735	1,331	1,769	599
Net Income	1,118	847	1,247	545
Basic Earnings per share	0.46	0.35	0.51	0.23
Diluted Earnings per share	0.46	0.35	0.51	0.22

(1)	Adjustments for an over statement of Puerto Rico tax credits and other accumulated items in prior periods resulted in an increase in the provision for income taxes in the Company’s fourth quarter.

15.           SEGMENT INFORMATION

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

Segment data is summarized as follows:

	Year Ended March 31,
	2011	2010
Operating Revenues:
Overnight Air Cargo	$42,335,364	$38,987,899
Ground Equipment Sales:
Domestic	21,906,926	27,062,071
International	10,902,001	5,858,500
Total Ground Equipment Sales	32,808,927	32,920,571
Ground Support Services	8,217,641	9,168,519
Total	$83,361,932	$81,076,989

Operating Income (Loss):
Overnight Air Cargo	$3,114,705	$2,464,705
Ground Equipment Sales	1,557,085	3,957,084
Ground Support Services	680,304	1,216,258
Corporate	(1,913,643)	(2,206,972)
Total	$3,438,451	$5,431,075

Capital Expenditures:
Overnight Air Cargo	$31,804	$64,909
Ground Equipment Sales	95,553	20,436
Ground Support Services	114,266	13,304
Corporate	13,894	29,254
Total	$255,517	$127,903

Depreciation and Amortization:
Overnight Air Cargo	$196,957	$208,161
Ground Equipment Sales	25,655	46,447
Ground Support Services	96,362	109,177
Corporate	46,938	51,319
Total	$365,912	$415,104

16.           COMMITMENTS AND CONTINGENCIES

The Company is currently involved in certain personal injury matters, which involve pending or threatened lawsuits.  Those claims are subject to defense under the Company's liability insurance program and management believes that the results of these threatened or pending lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

17.           SUBSEQUENT EVENTS

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.     Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2011. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2011 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

 Information concerning Directors and Executive Officers may be found under the caption “Proposal 1 – Election of Directors” in our definitive proxy statement for our 2011 annual meeting of stockholders (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.  Such information is incorporated herein by reference.

The information in the 2011 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11.               Executive Compensation.

Information concerning executive compensation may be found under the captions “Executive Officer Compensation” and “Director Compensation” of our 2011 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our 2011 Proxy Statement set forth under the captions “Certain Beneficial Owners of Common Stock” and “Director and Executive Officer Stock Ownership” is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions and Director Independence.

The information in our 2011 Proxy Statement set forth under the caption “Certain Transactions” is incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services.

The information in our 2011 Proxy Statement set forth under the caption “Proposal 2 – Ratification of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

1.           Financial Statements

     a.           The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
(ii)	Consolidated Balance Sheets as of March 31, 2011 and 2010.
(iii)	Consolidated Statements of Income for the years ended March 31, 2011 and 2010.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2011 and 2010.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010.
(vi)	Notes to Consolidated Financial Statements.

3.           Exhibits

No.	Description

3.1
Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for period ended September 30, 2008 (Commission file No. 0-11720)

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 9, 2008 (Commission File No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 1994 (Commission File No. 0-11720)

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

10.20
Amendment No. 1 to Loan Agreement dated as of September 22, 2010 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2010  (Commission File No. 0-11720)

10.21
Letter agreement dated August 30, 2010 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K dated September 2, 2010 (Commission file No. 0-11720)

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (Commission File No.0-11720)

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

__________________
*  Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:            /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)                                                                           Date:  June 3, 2011

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)                                              Date:  June 3, 2011

By:            /s/  Allison T. Clark
Allison T. Clark, Director                                                                                Date:  June 3, 2011

By:            /s/  Walter Clark
Walter Clark, Director                                                                                      Date:  June 3, 2011

By:            /s/  Sam Chesnutt
Sam Chesnutt, Director                                                                                   Date:  June 3, 2011

By:            /s/  John Gioffre
John Gioffre, Director                                                                                      Date:  June 3, 2011

By:            /s/  John Parry
John Parry, Director                                                                                         Date:  June 3, 2011

By:            /s/ George C. Prill
George C. Prill, Director                                                                                   Date:  June 3, 2011

By:            /s/  William Simpson
William Simpson, Director                                                                              Date:  June 3, 2011

By:            /s/  Dennis A. Wicker
Dennis Wicker, Director                                                                                Date:  June 3, 2011

By:           /s/  J. Bradley Wilson
J. Bradley Wilson, Director                                                                           Date:  June 3, 2011

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                           Document

23.1                              Consent of Dixon Hughes Goodman LLP

31.1                              Section 302 Certification of Chief Executive Officer

31.2                              Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer