Form 10-Q
period 2011-06-30
AIR T INC
filed 2011-08-10
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011
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
Large Accelerated Filer         Accelerated Filer         Non-Accelerated Filer         Smaller Reporting Company____X____
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                  No_____X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                           Outstanding Shares at August 5, 2011
Common Shares, par value of $.25 per share                         2,446,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months Ended June 30, 2011 and 2010 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	June 30, 2011 (Unaudited) and March 31, 2011

	Condensed Consolidated Statements of Cash Flows	5
	Three Months Ended June 30, 2011 and 2010 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended June 30, 2011 and 2010 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market risk	14

Item 4.	Controls and Procedures	14

	PART II

Item 1.	Legal proceedings	15
Item 6.	Exhibits	15
	Signatures	16
	Exhibit Index	17
	Certifications	18

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Operating Revenues:
Overnight air cargo	$10,826,899	$8,920,174
Ground equipment sales	4,170,478	3,925,740
Ground support services	1,564,120	2,177,361
	16,561,497	15,023,275

Operating Expenses:
Flight-air cargo	4,584,346	3,969,345
Maintenance-air cargo	4,515,018	3,439,234
Ground equipment sales	3,505,850	3,198,787
Ground support services	1,116,068	1,505,906
General and administrative	2,535,307	2,402,926
Depreciation and amortization	53,916	96,715
	16,310,505	14,612,913

Operating Income	250,992	410,362

Non-operating Income (Expense):
Investment income	12,384	57,477
Interest expense	(227)	(288)
	12,157	57,189

Income Before Income Taxes	263,149	467,551

Income Taxes	95,000	169,000

Net Income	$168,149	$298,551

Earnings Per Share:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Dividends Declared Per Share	$0.25	$0.33

Weighted Average Shares Outstanding:
Basic	2,436,231	2,431,326
Diluted	2,454,033	2,495,546

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,660,973	$6,515,067
Short-term investments	-	51,035
Accounts receivable, less allowance for
doubtful accounts of $41,000 and $40,000	6,680,079	11,690,376
Notes and other receivables-current	16,905	78,423
Income tax receivable	447,243	-
Inventories	13,138,488	11,538,120
Deferred income taxes	406,000	406,000
Prepaid expenses and other	199,113	428,038
Total Current Assets	27,548,801	30,707,059

Property and Equipment, net	1,530,599	1,189,107

Deferred Income Taxes	365,000	365,000
Cash Surrender Value of Life Insurance Policies	1,608,969	1,591,968
Notes and Other Receivables-LongTerm	307,419	288,031
Other Assets	79,525	79,523
Total Assets	$31,440,313	$34,220,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,759,641	$6,100,012
Accrued expenses	1,752,626	1,799,791
Income taxes payable	-	72,000
Current portion of long-term obligations	5,035	8,271
Total Current Liabilities	5,517,302	7,980,074

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 and 2,431,286 shares issued and outstanding	611,571	607,821
Additional paid-in capital	6,360,567	6,238,498
Retained earnings	18,950,873	19,394,295
Total Stockholders' Equity	25,923,011	26,240,614
Total Liabilities and Stockholders’ Equity	$31,440,313	$34,220,688

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,149	$298,551
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Change in accounts receivable and inventory reserves	15,333	19,861
Depreciation and amortization	53,916	96,715
Change in cash surrender value of life insurance	(17,001)	(17,001)
Deferred income taxes	-	(163,000)
Warranty reserve	31,672	5,000
Compensation expense related to stock options	1,469	-
Change in operating assets and liabilities:
Accounts receivable	5,009,964	114,311
Notes receivable and other non-trade receivables	42,130	100,603
Inventories	(1,615,368)	(2,216,556)
Prepaid expenses and other	228,922	239,915
Accounts payable	(2,340,371)	982,533
Accrued expenses	(78,837)	(395,778)
Income taxes receivable/ payable	(519,243)	(64,811)
Total adjustments	812,586	(1,298,208)
Net cash provided by (used in) operating activities	980,735	(999,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	51,035	-
Purchase of investments	-	(9,940)
Capital expenditures	(395,407)	(37,780)
Net cash used in investing activities	(344,372)	(47,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(611,571)	(802,337)
Payment on capital leases	(3,236)	(3,024)
Proceeds from exercise of stock options	124,350	-
Net cash used in financing activities	(490,457)	(805,361)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145,906	(1,852,738)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,515,067	9,777,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,660,973	$7,924,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$227	$288
Income taxes	614,000	397,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2010	2,431,326	$607,831	$6,234,079	$18,058,730	$24,900,640

Net income	-	-	-	298,551	298,551

Cash dividend ($0.33 per share)	-	-	-	(802,337)	(802,337)

Balance, June 30, 2010	2,431,326	$607,831	$6,234,079	$17,554,944	$24,396,854

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2011	2,431,286	$607,821	$6,238,498	$19,394,295	$26,240,614

Net income	-	-	-	168,149	168,149

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Exercise of stock options	15,000	3,750	120,600	-	124,350

Compensation expense related to
stock options	-	-	1,469	-	1,469

Balance, June 30, 2011	2,446,286	$611,571	$6,360,567	$18,950,873	$25,923,011

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2011.  The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves, stock based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2011 and March 31, 2011 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month periods ended June 30, 2011 and 2010 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

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

The computation of basic and diluted earnings per common share is as follows:
	Three Months Ended June 30,
	2011	2010

Net earnings	$168,149	$298,551
Earnings Per Share:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12
Weighted Average Shares Outstanding:
Basic	2,436,231	2,431,326
Diluted	2,454,033	2,495,546

At June 30, 2011 and 2010, respectively, options to acquire 28,500 and 1,000 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	June 30, 2011	March 31, 2011
Aircraft parts and supplies	$135,222	$139,555
Ground equipment manufacturing:
Raw materials	7,113,872	7,918,699
Work in process	4,149,207	1,703,250
Finished goods	2,359,833	2,381,262
Total inventories	13,758,134	12,142,766
Reserves	(619,646)	(604,646)

Total, net of reserves	$13,138,488	$11,538,120

5.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

During the three months ended June 30, 2011, options were exercised for the issuance of 15,000 shares.  No options were granted during the three months ended June 30, 2011 and no options were granted or exercised during the three months ended June 30, 2010.  Stock based compensation expense in the amount of $1,469 was recognized for the three month period ended June 30, 2011 (none in 2010).  At June 30, 2011, there was no unrecognized compensation expense related to the stock options.

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were as follows:

	Fair Value Measurements at
	June 30, 2011	March 31, 2011

Short-term investments	$-	$51,035

7.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2012.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2011.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At June 30, 2011, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.19% at June 30, 2011) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended June 30,
	2011	2010
Operating Revenues:
Overnight Air Cargo	$10,826,899	$8,920,174
Ground Equipment Sales:
Domestic	2,280,460	1,309,348
International	1,890,018	2,616,392
Total Ground Equipment Sales	4,170,478	3,925,740
Ground Support Services	1,564,120	2,177,361
Total	$16,561,497	$15,023,275

Operating Income (Loss):
Overnight Air Cargo	$932,307	$727,983
Ground Equipment Sales	(310,856)	(162,937)
Ground Support Services	38,665	299,299
Corporate	(409,124)	(453,983)
Total	$250,992	$410,362

Capital Expenditures:
Overnight Air Cargo	$372,836	$-
Ground Equipment Sales	3,071	-
Ground Support Services	19,500	32,640
Corporate	-	5,140
Total	$395,407	$37,780

Depreciation and Amortization:
Overnight Air Cargo	$14,283	$50,073
Ground Equipment Sales	9,969	7,023
Ground Support Services	19,638	27,478
Corporate	10,026	12,141
Total	$53,916	$96,715

9.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits involving personal injury or property damages.  Any such claims are generally subject to defense under the Company's liability insurance programs.

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended June 30,
	2011		2010

Overnight Air Cargo Segment:
FedEx	$10,827	65%	$8,920	59%
Ground Equipment Sales Segment:
Military	84	1%	497	3%
Commercial - Domestic	2,197	13%	813	6%
Commercial - International	1,890	11%	2,616	17%
	4,171	25%	3,926	26%

Ground Support Services Segment	1,564	10%	2,177	15%
	$16,562	100%	$15,023	100%

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

MAC and CSA combined contributed approximately $10,827,000 and $8,920,000 to the Company’s revenues for the three-month periods ended June 30, 2011 and 2010, respectively, a current year increase of $1,907,000 (21%).

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

In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force (“USAF”).  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the USAF.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2011, the second option period under the contract was exercised, extending the contract to July 2012.

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  No units have yet been delivered to the USAF under this contract.

GGS contributed approximately $4,171,000 and $3,926,000 to the Company’s revenues for the three-month periods ended June 30, 2011 and 2010, respectively, representing a $245,000 (6%) increase.  At June 30, 2011, GGS’s order backlog was $10.1 million compared to $8.8 million at June 30, 2010 and $9.6 million at March 31, 2011.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $1,564,000 and $2,177,000 to the Company’s revenues for the three-month periods ended June 30, 2011 and 2010, respectively, representing a $613,000 (28%) decrease.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta Airlines, which has resulted in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services that were reduced, which included the elimination of services at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  GAS continues to seek out new customers and locations to build its revenue base but expects to see lower margins than it produced prior to the Delta contract revisions.

First Quarter Highlights

The first quarter of fiscal 2011 saw the Company revenues increase by 10% over the prior year comparable quarter but operating income was down 39%.

Revenues from the air cargo segment increased 21% compared to the first quarter of the prior fiscal year, while operating income increased 28%.  During the second quarter of our fiscal 2011, FedEx delivered four additional ATR-72 passenger aircraft to MAC for heavy maintenance work, resulting in increased revenues and profit for this segment.  During the third quarter, one of the aircraft was completed and put onto MAC’s operating certificate and has been operated by MAC since November 2010.  A second ATR-72 was put on MAC’s operating certificate and put into service in mid July 2011. We are unable to determine at this time whether MAC will ultimately operate the other two aircraft as revenue aircraft.  However, we are receiving administrative fee revenue and maintenance revenue on the aircraft as they are readied for revenue service.

Revenues for GGS increased by 6% compared to the first quarter of the prior fiscal year.  GGS incurred an operating loss of approximately $311,000 for the quarter, which was 91% higher than the operating loss for the prior year comparable quarter.  While GGS was able to renew the contract with the U.S. Air Force in July 2009, orders under the new contract have not been at the same levels as under the prior contract.  GGS did not ship any deicers to the U.S. Air Force in the first quarter of the current fiscal year under this contract.  GGS continues to see increased pressure on margins in highly competitive domestic and international commercial equipment markets.  In addition, the lack of USAF orders continues to affect our flexibility in production and deliveries, contributing to a higher overall cost structure.

During the quarter ended June 30, 2011, revenues from our GAS subsidiary decreased by 28% as a result of changes to its contract with Delta as discussed in the previous section above.  Operating income for GAS fell by 87% for the quarter.

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

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new one-year contract with the USAF with four additional one-year extension options.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in the past when sales under the contract with the USAF were a significant component of the Company's revenues.  If sales to the USAF do not continue to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

First Quarter 2012 Compared to First Quarter 2011

Consolidated revenue increased $1,538,000 (10%) to $16,562,000 for the three-month period ended June 30, 2011 compared to its equivalent prior period.  The increase in revenues can be principally attributed to an increase in business in our air cargo segment.  Revenues in the air cargo segment increased $1,907,000 (21%), largely as a result of increases in administrative fee revenue and maintenance labor relating to the four ATR-72 aircraft that were delivered by FedEx during the second quarter of fiscal 2011, as well as increases in flight and maintenance operating costs passed through to our customer at cost.  Revenues in the ground equipment segment increased $245,000 (6%) to $4,171,000.  Revenues in the ground support services segment were down $613,000 (28%), resulting from the reduction in scope of work performed for Delta within this segment.

Operating expenses increased $1,698,000 (12%) to $16,311,000 for the three-month period ended June 30, 2011 compared to its equivalent prior period.  The principal component of the increase was a $1,691,000 (23%) increase in air cargo segment operating expenses, closely correlating to the increase in segment revenue.  Ground equipment sales segment operating costs increased $307,000 (10%) driven primarily by the current quarter’s increase in revenues but also impacted by lower margins and decreased production efficiencies which also delayed certain deliveries from the first quarter to the second quarter.  Ground support services segment operating expenses decreased $390,000 (26%) following the decrease in revenues for the segment.  General and administrative expenses increased $132,000 (6%) to $2,535,000 for the three-month period ended June 30, 2011 compared to its equivalent prior period. The principal components of this increase were rents, insurance, professional fees and office equipment and supplies.

Operating income for the quarter ended June 30, 2011 was $251,000, a $159,000 (39%) decrease from the same quarter of the prior year.  The overnight air cargo segment saw a 28% increase in its operating income due to increased administrative fee and maintenance revenues related to the four ATR-72 aircraft.  The ground equipment sales segment experienced an operating loss of $311,000 in the quarter ended June 30, 2011 compared to an operating loss of $163,000 in the prior year comparable quarter.  The reduction is the result of reduced margins resulting from increased competitive pressures, and production inefficiencies.  The ground support services segment saw an 87% decrease in its operating income resulting from the reduction in scope under the contract with Delta.

Non-operating income, net decreased $45,000 for the three-month period ended June 30, 2011.  The principal difference was a decrease in investment income, due to decreased cash and investment balances in the current period.

Pretax earnings decreased $204,000 for the three-month period ended June 30, 2011 compared to the prior comparable period, primarily due to the decreases in the ground equipment sales and ground support services segments operating income.

During the three-month period ended June 30, 2011, the Company recorded $95,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%,  the same rate as for the comparable quarter in 2010.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by the benefit of the federal production deduction.

Liquidity and Capital Resources

As of June 30, 2011 the Company's working capital amounted to $22,032,000, a decrease of $695,000 compared to March 31, 2011. The decrease primarily resulted from the payment of the annual dividend in June 2011 as well as higher than normal capital expenditures in the period.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2012.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2011.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2011, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at June 30, 2011 was .19%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended June 30, 2011, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended June 30, 2011 and 2010:
	Three Months Ended June 30,
	2011	2010

Net Cash Provided by (Used in) Operating Activities	$981,000	$(1,000,000)
Net Cash Used in Investing Activities	(344,000)	(48,000)
Net Cash Used in Financing Activities	(491,000)	(805,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$146,000	$(1,853,000)

Cash provided by operating activities was $1,981,000 more for the three-month period ended June 30, 2011 compared to the similar prior year period, resulting from a variety of offsetting factors.  The most significant factor was accounts receivable which decreased significantly during the current period while remaining fairly constant in the prior comparable period.  Offsetting this, accounts payable also decreased significantly in the current period compared to an increase in the comparable prior period.

Cash used in investing activities for the three-month period ended June 30, 2011 was $296,000 more than the comparable prior year period due to the increase in capital expenditures.

Cash used in financing activities was $314,000 less in the three-month period ended June 30, 2011, than in the corresponding prior year period due to a reduction in the dividend paid of $191,000 and proceeds from the exercise of stock options in the current period totaling $124,000.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.25 per share cash dividend in June 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 10, 2011
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