Form 10-Q
period 2011-09-30
AIR T INC
filed 2011-11-02
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011
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
Yes ___X____                                 No_______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       Yes____X_____                                No________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer______     Accelerated Filer______     Non-Accelerated Filer______     Smaller Reporting Company__X____
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _______                                 No___X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                           Outstanding Shares at October 31, 2011
              Common Shares, par value of $.25 per share                                                                     2,446,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months and Six Months Ended September 30, 2011 and 2010 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	September 30, 2011 (Unaudited) and March 31, 2011

	Condensed Consolidated Statements of Cash Flows	5
	Six Months Ended September 30, 2011 and 2010 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Six Months Ended September 30, 2011 and 2010 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II

Item 1.	Legal Proceedings	15
Item 6.	Exhibits	15
	Signatures	16
	Exhibit Index	17
	Certifications	18
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Overnight air cargo	$12,339,606	$10,324,353	$23,166,505	$19,244,527
Ground equipment sales	11,174,548	7,018,073	15,345,026	10,943,813
Ground support services	1,946,764	2,828,858	3,510,884	5,006,219
	25,460,918	20,171,284	42,022,415	35,194,559

Operating Expenses:
Flight-air cargo	4,838,168	4,647,358	9,422,514	8,616,703
Maintenance-air cargo	5,733,099	4,172,143	10,248,117	7,611,377
Ground equipment sales	9,953,745	5,763,781	13,459,595	8,962,568
Ground support services	1,299,996	2,195,044	2,416,064	3,700,950
General and administrative	2,654,301	2,485,715	5,189,608	4,888,641
Depreciation and amortization	62,795	90,868	116,711	187,583
	24,542,104	19,354,909	40,852,609	33,967,822

Operating Income	918,814	816,375	1,169,806	1,226,737

Non-operating Income (Expense):
Investment income	10,351	38,871	22,735	96,348
Interest expense and Other	(1,442)	(1,067)	(1,669)	(1,355)
	8,909	37,804	21,066	94,993

Income Before Income Taxes	927,723	854,179	1,190,872	1,321,730

Income Taxes	335,000	308,000	430,000	477,000

Net Income	$592,723	$546,179	$760,872	$844,730

Earnings Per Share:
Basic	$0.24	$0.23	$0.31	$0.35
Diluted	$0.24	$0.22	$0.31	$0.34

Dividends Declared Per Share	$-	$-	$0.25	$0.33

Weighted Average Shares Outstanding:
Basic	2,446,286	2,431,291	2,441,286	2,431,309
Diluted	2,446,286	2,451,937	2,449,583	2,475,445

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,290,668	$6,515,067
Short-term investments	-	51,035
Accounts receivable, less allowance for
doubtful accounts of $39,000 and $40,000	12,211,195	11,690,376
Notes and other receivables-current	6,652	78,423
Income tax receivable	524,890	-
Inventories	12,705,890	11,538,120
Deferred income taxes	406,000	406,000
Prepaid expenses and other	519,905	428,038
Total Current Assets	30,665,200	30,707,059

Property and Equipment, net	1,677,230	1,189,107

Deferred Income Taxes	365,000	365,000
Cash Surrender Value of Life Insurance Policies	1,625,970	1,591,968
Notes and Other Receivables-Long Term	231,462	288,031
Other Assets	100,749	79,523
Total Assets	$34,665,611	$34,220,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,560,851	$6,100,012
Accrued expenses	1,587,251	1,799,791
Income taxes payable	-	72,000
Current portion of long-term obligations	1,775	8,271
Total Current Liabilities	8,149,877	7,980,074

Long-Term Obligations	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 and 2,431,286 shares issued and outstanding	611,571	607,821
Additional paid-in capital	6,360,567	6,238,498
Retained earnings	19,543,596	19,394,295
Total Stockholders' Equity	26,515,734	26,240,614
Total Liabilities and Stockholders’ Equity	$34,665,611	$34,220,688

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760,872	$844,730
Adjustments to reconcile net income to net
cash used in operating activities:
Loss on disposal of equipment	875	-
Change in accounts receivable and inventory reserves	35,760	25,386
Depreciation and amortization	116,711	187,583
Change in cash surrender value of life insurance	(34,002)	(34,002)
Deferred income taxes	-	(163,000)
Warranty reserve	200,245	32,308
Compensation expense related to stock options	1,469	1,600
Change in operating assets and liabilities:
Accounts receivable	(519,568)	(3,695,935)
Notes receivable and other non-trade receivables	128,340	197,002
Inventories	(1,204,781)	(3,617,087)
Prepaid expenses and other	(113,093)	(41,188)
Accounts payable	460,839	2,005,506
Accrued expenses	(412,785)	(643,668)
Income taxes receivable/ payable	(596,890)	(195,451)
Total adjustments	(1,936,880)	(5,940,946)
Net cash used in operating activities	(1,176,008)	(5,096,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	51,035	992,729
Stock repurchase	-	(391)
Capital expenditures	(605,709)	(84,011)
Net cash provided by (used in) investing activities	(554,674)	908,327

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(611,571)	(802,337)
Payment on capital leases	(6,496)	(6,094)
Proceeds from exercise of stock options	124,350	-
Net cash used in financing activities	(493,717)	(808,431)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,224,399)	(4,996,320)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,515,067	9,777,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,290,668	$4,781,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,669	$1,065
Income taxes	1,027,000	835,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2010	2,431,326	$607,831	$6,234,079	$18,058,730	$24,900,640

Net income	-	-	-	844,730	844,730

Cash dividend ($0.33 per share)	-	-	-	(802,337)	(802,337)

Compensation expense related to
stock options	-	-	1,600	-	1,600

Stock repurchase	(40)	(10)	(381)	-	(391)

Balance, September 30, 2010	2,431,286	$607,821	$6,235,298	$18,101,123	$24,944,242

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2011	2,431,286	$607,821	$6,238,498	$19,394,295	$26,240,614

Net income	-	-	-	760,872	760,872

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Exercise of stock options	15,000	3,750	120,600	-	124,350

Compensation expense related to
stock options	-	-	1,469	-	1,469

Balance, September 30, 2011	2,446,286	$611,571	$6,360,567	$19,543,596	$26,515,734

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

The tax effect of temporary differences, primarily asset reserves, stock-based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2011 and March 31, 2011 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month and six-month periods ended September 30, 2011 and 2010 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

3.	Net Earnings Per Share

Basic earnings per share have been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net earnings	$592,723	$546,179	$760,872	$844,730
Earnings Per Share:
Basic	$0.24	$0.23	$0.31	$0.35
Diluted	$0.24	$0.22	$0.31	$0.34
Weighted Average Shares Outstanding:
Basic	2,446,286	2,431,291	2,441,286	2,431,309
Diluted	2,446,286	2,451,937	2,449,583	2,475,445

For the three months ended September 30, 2011 and 2010, respectively, options to acquire 200,000 and 13,500 shares of common stock, and for the six months ended September 30, 2011 and 2010, respectively, options to acquire 31,000 and 1,000 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	September 30, 2011	March 31, 2011
Aircraft parts and supplies	$128,281	$139,555
Ground equipment manufacturing:
Raw materials	7,916,624	7,918,699
Work in process	2,367,081	1,703,250
Finished goods	2,935,561	2,381,262
Total inventories	13,347,547	12,142,766
Reserves	(641,657)	(604,646)

Total, net of reserves	$12,705,890	$11,538,120

+

5.	Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

During the three months ended June 30, 2011, options were exercised for the issuance of 15,000 shares.  During the three months ended September 30, 2010, options for 2,500 shares were granted to a director.  No other options were granted or exercised during the six-month periods ended September 30, 2011 and 2010.  During the three months ended September 30, 2011, options for 12,000 shares expired.  Stock-based compensation expense in the amount of $1,600 was recognized for the three-month period ended September 30, 2010 (none in 2011) and $1,469 and $1,600 for each of the six-month periods ended September 30, 2011 and 2010, respectively.  At September 30, 2011, there was no unrecognized compensation expense related to the stock options.

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were as follows:

	Fair Value Measurements at
	September 30, 2011	March 31, 2011

Short-term investments	$-	$51,035

7.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2011, the expiration date of the credit line was extended to August 31, 2013.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2011.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At September 30, 2011, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.24% at September 30, 2011) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Overnight Air Cargo	$12,339,606	$10,324,353	$23,166,505	$19,244,527
Ground Equipment Sales:
Domestic	9,872,322	4,194,878	12,152,782	5,504,226
International	1,302,226	2,823,195	3,192,244	5,439,587
Total Ground Equipment Sales	11,174,548	7,018,073	15,345,026	10,943,813
Ground Support Services	1,946,764	2,828,858	3,510,884	5,006,219
Total	$25,460,918	$20,171,284	$42,022,415	$35,194,559

Operating Income (Loss):
Overnight Air Cargo	$981,071	$668,074	$1,913,378	$1,396,057
Ground Equipment Sales	218,442	362,225	(92,414)	199,288
Ground Support Services	156,616	231,740	195,281	531,039
Corporate	(438,190)	(445,664)	(847,314)	(899,647)
Total	$917,939	$816,375	$1,168,931	$1,226,737

Capital Expenditures:
Overnight Air Cargo	$57,281	$24,154	$430,117	$24,154
Ground Equipment Sales	19,519	15,692	22,590	15,692
Ground Support Services	131,402	-	150,902	32,640
Corporate	2,100	6,385	2,100	11,525
Total	$210,302	$46,231	$605,709	$84,011

Depreciation and Amortization:
Overnight Air Cargo	$14,207	$47,488	$28,490	$97,561
Ground Equipment Sales	10,439	4,214	20,408	11,237
Ground Support Services	31,172	27,476	50,810	54,954
Corporate	6,977	11,690	17,003	23,831
Total	$62,795	$90,868	$116,711	$187,583

9.	Commitments and Contingencies

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended September 30,				Six Months Ended September 30,
	2011		2010		2011		2010

Overnight Air Cargo Segment:
FedEx	$12,340	48%	$10,324	51%	$23,167	55%	$19,245	55%
Ground Equipment Sales Segment:
Military	5,339	21%	81	0%	5,423	13%	578	2%
Commercial - Domestic	4,533	18%	4,114	21%	6,730	16%	4,926	14%
Commercial - International	1,302	5%	2,823	14%	3,192	8%	5,440	15%
	11,174	44%	7,018	35%	15,345	37%	10,944	31%

Ground Support Services Segment	1,947	8%	2,829	14%	3,511	8%	5,006	14%
	$25,461	100%	$20,171	100%	$42,023	100%	$35,195	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the U.S. Military.  Under the terms of dry-lease service agreements, which currently cover all of the 83 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  As a result, the fluctuating cost of fuel has not had any direct impact on our air cargo operating results.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined contributed approximately $23,167,000 and $19,245,000 to the Company’s revenues for the six-month periods ended September 30, 2011 and 2010, respectively, a current year increase of $3,922,000 (20%).

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

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  The first two extension options have been exercised extending this contract to September 2012.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  No units have yet been delivered to the USAF under this contract.  In September 2011, GGS received a $5.1 million purchase order from the USAF for the delivery of flight line tow tractors, to be delivered between April and September 2012.

GGS contributed approximately $15,345,000 and $10,944,000 to the Company’s revenues for the six-month periods ended September 30, 2011 and 2010, respectively, representing a $4,401,000 (40%) increase.  At September 30, 2011, GGS’s order backlog was $20.0 million compared to $10.1 million at June 30, 2011, $14.6 million at September 30, 2010 and $9.6 million at March 31, 2011.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $3,511,000 and $5,006,000 to the Company’s revenues for the six-month periods ended September 30, 2011 and 2010, respectively, representing a $1,495,000 (30%) decrease.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta Airlines, which has resulted in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services that were reduced, which included the elimination of services at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  GAS continues to seek out and has added new customers and locations to build its revenue base but at anticipated lower margins than were realized prior to the Delta contract revisions.

Second Quarter Highlights

Revenues from the air cargo segment increased 20% compared to the second quarter of the prior fiscal year, while operating income increased 47%, continuing the trend that we experienced in the first quarter of this fiscal year.  During the prior year, FedEx delivered four additional ATR-72 passenger aircraft to MAC for heavy maintenance work, resulting in increased administration fee revenues, maintenance revenues and profit for this segment.  One of the aircraft was completed and put onto MAC’s operating certificate and has been operated by MAC since November 2010.  A second ATR-72 was put on MAC’s operating certificate and put into service in mid-July 2011 and a third was put onto MAC’s operating certificate and put into service in mid August-2011. MAC put the fourth aircraft onto its operating certificate in October 2011.

Revenues for GGS increased by 59% compared to the second quarter of the prior fiscal year.  GGS generated operating income of approximately $218,000 for the quarter, which was 40% less than the operating income for the prior year comparable quarter.  While GGS was able to renew the contract with the USAF in July 2009, orders and margins under the new contract have not been at the same levels as under the prior contract.  GGS was able to ship $5,234,000 of deicers to the USAF in the second quarter of the current fiscal year under this contract, but at margins significantly lower than previous deliveries to the USAF.  GGS continues to see increased pressure on margins in highly competitive domestic and international commercial equipment markets, as well as the military market.  In addition, new products and product revisions are resulting in higher than normal production and engineering costs and production inefficiencies. The decrease in USAF orders has also affected our flexibility in production and deliveries, contributing to a higher overall cost structure.

During the quarter ended September 30, 2011, revenues from our GAS subsidiary decreased by 31%, partially as a result of changes to its contract with Delta as discussed in the previous section above, but also due to a one-time equipment sale for approximately $700,000 in the prior year quarter.  Operating income for GAS fell by 32% for the quarter due primarily a result of changes to the Delta contract.

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

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new contract with the USAF which currently expires in July 2012, but may be extended by the USAF for two additional one-year terms.  In addition, in 2010 the USAF awarded GGS a contract to supply flight line tow tractors which currently expires in September 2012 but may be extended by the USAF for two additional one-year terms.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in the past when sales under the deicer supply contract with the USAF were a significant component of the Company's revenues.  If sales to the USAF do not continue to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

Second Quarter Fiscal 2012 Compared to Second Quarter Fiscal 2011

Consolidated revenue increased $5,290,000 (26%) to $25,461,000 for the three-month period ended September 30, 2011 compared to its equivalent prior period.  The increase in revenues can be principally attributed to increases in business in our air cargo and ground equipment sales segments.  Revenues in the air cargo segment increased $2,015,000 (20%), largely as a result of increases in administrative fee revenue and maintenance labor relating to the four ATR-72 aircraft that were delivered by FedEx during the second quarter of fiscal 2011, as well as increases in flight and maintenance operating costs passed through to our customer at cost.  Revenues in the ground equipment sales segment increased $4,156,000 (59%).  The increase resulted from the delivery of $5,234,000 of deicers to the USAF in the current quarter compared to none in the prior year comparable quarter.  Revenues in the ground support services segment were down $882,000 (31%), resulting from the reduction in scope of work performed for Delta within this segment as well as a one-time equipment sale in the prior year quarter for approximately $700,000.

Operating expenses increased $5,186,000 (27%) for the three-month period ended September 30, 2011 compared to its equivalent prior period.  A principal component of the increase was a $1,752,000 (20%) increase in air cargo segment operating expenses, closely correlating to the increase in segment revenue.  Ground equipment sales segment operating costs increased $4,190,000 (73%) driven primarily by the current quarter’s increase in revenues but also impacted by decreased production efficiencies, increased operating costs, and resulting lower margins.  Ground support services segment operating expenses decreased $895,000 (41%) following the decrease in revenues for the segment.  General and administrative expenses increased $168,000 (7%) for the three-month period ended September 30, 2011 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components of this increase being rents, office equipment and supplies.

Operating income for the quarter ended September 30, 2011 was $919,000, a $102,000 (13%) increase from the same quarter of the prior year.  The overnight air cargo segment saw a 47% increase in its operating income due to increased administrative fee and maintenance revenues related to the four ATR-72 aircraft that FedEx purchased in the prior year.  The ground equipment sales segment experienced a 40% decrease in its operating income.  The reduction is the result of reduced margins resulting from increased competitive pricing pressures and production inefficiencies.  The ground support services segment saw a 32% decrease in its operating income resulting from the reduction in scope under the contract with Delta.

Non-operating income, net decreased $29,000 for the three-month period ended September 30, 2011.  The principal difference was a decrease in investment income, due to decreased cash and investment balances in the current period.

Pretax earnings increased $74,000 for the three-month period ended September 30, 2011 compared to the prior comparable period, primarily due to the increase in the air cargo segment operating income.

During the three-month period ended September 30, 2011, the Company recorded $335,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%,  the same rate as for the comparable prior quarter.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by the benefit of the federal production deduction.

First Six Months of Fiscal 2012 Compared to First Six Months of Fiscal 2011

Consolidated revenue increased $6,828,000 (19%) to $42,022,000 for the six-month period ended September 30, 2011 compared to its equivalent prior period.  The increase in revenues can be attributed to increases in business in our air cargo and ground equipment sales segments.  Revenues in the air cargo segment increased $3,922,000 (20%), largely as a result of increases in administrative fee revenue and maintenance labor relating to the four ATR-72 aircraft that were delivered by FedEx during the second quarter of fiscal 2011, as well as increases in flight and maintenance operating costs passed through to our customer at cost.  Revenues in the ground equipment sales segment increased $4,401,000 (40%), largely resulting from the delivery of $5,234,000 of deicers to the USAF in the current six-month period compared to none in the prior year comparable period.   Revenues in the ground support services segment were down $1,495,000 (30%), resulting from the reduction in scope of work performed for Delta within this segment, as well as the one-time equipment sale.

Operating expenses increased $6,884,000 (20%) for the six-month period ended September 30, 2011 compared to its equivalent prior period.  A principal component of the increase was a $3,443,000 (21%) increase in air cargo segment operating expenses, closely correlating to the increase in segment revenue.  Ground equipment sales segment operating costs increased $4,497,000 (50%) driven primarily by the current period’s increase in revenues but also impacted by lower margins and decreased production efficiencies.  Ground support services segment operating expenses decreased $1,285,000 (35%) following the decrease in revenues for the segment.  General and administrative expenses increased $301,000 (6%) for the six-month period ended September 30, 2011 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components of this increase being rents, office equipment and supplies.

Operating income for the six-month period ended September 30, 2011 was $1,170,000, a $57,000 (5%) decrease from the same period of the prior year.  The overnight air cargo segment saw a 37% increase in its operating income due to increased administrative fee and maintenance revenues related to the four ATR-72 aircraft.  The ground equipment sales segment experienced an operating loss of $92,000 in the six-month period ended September 30, 2011 compared to operating income of $199,000 in the prior year comparable period.  The reduction is the result of reduced margins resulting from increased competitive pricing pressures and production inefficiencies.  The ground support services segment saw a 63% decrease in its operating income resulting from the reduction in scope under the contract with Delta.

 Non-operating income, net decreased $74,000 for the six-month period ended September 30, 2011.  The principal difference was a decrease in investment income, due to decreased cash and investment balances in the current period.

Pretax earnings decreased $131,000 for the six-month period ended September 30, 2011 compared to the prior comparable period, primarily due to the decreases in the ground equipment sales and ground support services segments operating income.

During the six-month period ended September 30, 2011, the Company recorded $430,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%,  the same rate as for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by the benefit of the federal production deduction.

Liquidity and Capital Resources

As of September 30, 2011 the Company's working capital amounted to $22,515,000, a decrease of $212,000 compared to March 31, 2011.

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2011, the expiration date of the credit line was extended to August 31, 2013.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2011.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2011, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at September 30, 2011 was .24%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended September 30, 2011, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011	2010

Net Cash Used in Operating Activities	$(1,176,000)	$(5,096,000)
Net Cash (Used in) Provided by Investing Activities	(555,000)	908,000
Net Cash Used in Financing Activities	(494,000)	(808,000)

Net Decrease in Cash and Cash Equivalents	$(2,225,000)	$(4,996,000)

Cash used in operating activities was $3,920,000 less for the six-month period ended September 30, 2011 compared to the similar prior year period, resulting from a variety of offsetting factors.  The most significant factors were accounts receivable which remained fairly constant in the current period while increasing significantly during the prior comparable period and inventories which increased marginally in the current period while increasing substantially during the prior comparable period.  Offsetting this, accounts payable also increased marginally in the current period compared to a substantial increase in the comparable prior period.

Cash used in investing activities for the six-month period ended September 30, 2011 was $1,463,000 more than the comparable prior year period due to higher capital expenditures in the current period and the conversion of investments into cash in the prior period.  The company expended approximately $380,000 in overhaul costs for its corporate aircraft and approximately $150,000 for vehicles and equipment for new GAS stations during the six-month period ended September 30, 2011.

Cash used in financing activities was $314,000 less in the six-month period ended September 30, 2011, than in the corresponding prior year period due to a reduction in the dividend paid of $191,000 and proceeds from the exercise of stock options in the current period totaling $124,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Letter agreement dated August 22, 2011 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K dated August 23, 2011 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  November 2, 2011
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

10.1
Letter agreement dated August 22, 2011 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K dated August 23, 2011 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.