Form 10-Q
period 2011-12-31
AIR T INC
filed 2012-02-03
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011
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
Yes       _____X_____                       No  _________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       Yes       _____X_____                       No  _________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer  ____   Accelerated Filer  _____    Non-Accelerated Filer _____              Smaller Reporting Company _____X______
                                             (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes       _____ _____                       No  ____X_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                           Outstanding Shares at January 31, 2012
    Common Shares, par value of $.25 per share                      2,446,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months and Nine Months Ended December 31, 2011 and 2010 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	December 31, 2011 (Unaudited) and March 31, 2011

	Condensed Consolidated Statements of Cash Flows	5
	Nine Months Ended December 31, 2011 and 2010 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Nine Months Ended December 31, 2011 and 2010 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II

Item 6.	Exhibits	16
	Signatures	17
	Exhibit Index	18
	Certifications	19
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Operating Revenues:
Overnight air cargo	$12,062,070	$10,718,997	$35,228,575	$29,963,524
Ground equipment sales	10,940,354	10,036,373	26,285,380	20,980,186
Ground support services	2,647,621	1,558,320	6,158,505	6,564,539
	25,650,045	22,313,690	67,672,460	57,508,249

Operating Expenses:
Flight-air cargo	4,947,424	4,522,341	14,369,938	13,139,044
Maintenance-air cargo	5,533,222	4,632,982	15,781,339	12,244,359
Ground equipment sales	9,526,057	8,375,763	22,985,652	17,338,331
Ground support services	1,783,466	1,150,276	4,199,530	4,851,226
General and administrative	2,914,114	2,630,899	8,103,722	7,519,540
Depreciation and amortization	74,992	86,329	191,703	273,912
(Gain) on sale of equipment	(30,534)	(3,700)	(29,659)	(3,700)
	24,748,741	21,394,890	65,602,225	55,362,712

Operating Income	901,304	918,800	2,070,235	2,145,537

Non-operating Income (Expense):
Investment income	6,416	19,447	29,151	115,795
Interest expense and other	(992)	(728)	(1,786)	(2,083)
	5,424	18,719	27,365	113,712

Income Before Income Taxes	906,728	937,519	2,097,600	2,259,249

Income Taxes	328,000	339,000	758,000	816,000

Net Income	$578,728	$598,519	$1,339,600	$1,443,249

Earnings Per Share:
Basic	$0.24	$0.25	$0.55	$0.59
Diluted	$0.24	$0.24	$0.55	$0.58

Dividends Declared Per Share	$-	$-	$0.25	$0.33

Weighted Average Shares Outstanding:
Basic	2,446,286	2,431,286	2,442,959	2,431,301
Diluted	2,446,286	2,452,589	2,447,440	2,468,496

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,860,190	$6,515,067
Short-term investments	-	51,035
Accounts receivable, less allowance for
doubtful accounts of $47,000 and $40,000	10,935,477	11,690,376
Notes and other receivables-current	40,049	78,423
Income tax receivable	358,843	-
Inventories	11,545,380	11,538,120
Deferred income taxes	428,000	406,000
Prepaid expenses and other	664,405	428,038
Total Current Assets	30,832,344	30,707,059

Property and Equipment, net	1,739,334	1,189,107

Deferred Income Taxes	227,000	365,000
Cash Surrender Value of Life Insurance Policies	1,642,971	1,591,968
Notes and Other Receivables-Long Term	191,505	288,031
Other Assets	107,807	79,523
Total Assets	$34,740,961	$34,220,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,287,173	$6,100,012
Accrued expenses	2,359,326	1,799,791
Income taxes payable	-	72,000
Current portion of long-term obligations	-	8,271
Total Current Liabilities	7,646,499	7,980,074

Long-Term Obligations	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 and 2,431,286 shares issued and outstanding	611,571	607,821
Additional paid-in capital	6,360,567	6,238,498
Retained earnings	20,122,324	19,394,295
Total Stockholders' Equity	27,094,462	26,240,614
Total Liabilities and Stockholders’ Equity	$34,740,961	$34,220,688

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,339,600	$1,443,249
Adjustments to reconcile net income to net
cash provided by (used) in operating activities:
(Gain) on disposal of equipment	(29,659)	(3,700)
Change in accounts receivable and inventory reserves	45,936	80,523
Depreciation and amortization	191,703	273,912
Change in cash surrender value of life insurance	(51,003)	(51,003)
Deferred income taxes	116,000	(163,000)
Warranty reserve	361,757	93,308
Compensation expense related to stock options	1,469	3,200
Change in operating assets and liabilities:
Accounts receivable	748,252	(5,274,742)
Notes receivable and other non-trade receivables	134,900	239,481
Inventories	(46,548)	(5,879,551)
Prepaid expenses and other	(264,651)	(157,201)
Accounts payable	(812,839)	4,504,036
Accrued expenses	197,778	(66,448)
Income taxes receivable/ payable	(430,843)	93,346
Total adjustments	162,252	(6,307,839)
Net cash provided by (used) in operating activities	1,501,852	(4,864,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	51,035	2,204,589
Capital expenditures	(749,772)	(173,337)
Proceeds from sale of equipment	37,500	3,700
Net cash provided by (used in) investing activities	(661,237)	2,034,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(611,571)	(802,337)
Payment on capital leases	(8,271)	(9,210)
Proceeds from exercise of stock options	124,350	-
Stock repurchase	-	(391)
Net cash used in financing activities	(495,492)	(811,938)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	345,123	(3,641,576)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,515,067	9,777,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,860,190	$6,136,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,788	$2,083
Income taxes	1,073,000	886,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2010	2,431,326	$607,831	$6,234,079	$18,058,730	$24,900,640

Net income	-	-	-	1,443,249	1,443,249

Cash dividend ($0.33 per share)	-	-	-	(802,337)	(802,337)

Compensation expense related to
stock options	-	-	3,200	-	3,200

Stock repurchase	(40)	(10)	(381)	-	(391)

Balance, December 31, 2010	2,431,286	$607,821	$6,236,898	$18,699,642	$25,544,361

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2011	2,431,286	$607,821	$6,238,498	$19,394,295	$26,240,614

Net income	-	-	-	1,339,600	1,339,600

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Exercise of stock options	15,000	3,750	120,600	-	124,350

Compensation expense related to
stock options	-	-	1,469	-	1,469

Balance, December 31, 2011	2,446,286	$611,571	$6,360,567	$20,122,324	$27,094,462

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

Certain reclassifications have been made to the Company’s December 31, 2010 condensed consolidated financial statements to conform to the presentation of the Company’s December 31, 2011 condensed consolidated financial statements.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves, stock-based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2011 and March 31, 2011 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month and nine-month periods ended December 31, 2011 and 2010 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net earnings	$578,728	$598,519	$1,339,600	$1,443,249
Earnings Per Share:
Basic	$0.24	$0.25	$0.55	$0.59
Diluted	$0.24	$0.24	$0.55	$0.58
Weighted Average Shares Outstanding:
Basic	2,446,286	2,431,286	2,442,959	2,431,301
Diluted	2,446,286	2,452,589	2,447,440	2,468,496

For the three months ended December 31, 2011 and 2010, respectively, options to acquire 200,000 and 13,500 shares of common stock, and for the nine months ended December 31, 2011 and 2010, respectively, options to acquire 31,000 and 1,000 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:
	December 31, 2011	March 31, 2011
Aircraft parts and supplies	$119,629	$139,555
Ground equipment manufacturing:
Raw materials	8,256,113	7,918,699
Work in process	1,645,808	1,703,250
Finished goods	2,167,764	2,381,262
Total inventories	12,189,314	12,142,766
Reserves	(643,934)	(604,646)

Total, net of reserves	$11,545,380	$11,538,120

5.	Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

During the three-month period ended June 30, 2011, options were exercised for the issuance of 15,000 shares.  During the three-month period ended September 30, 2010, options for 2,500 shares were granted to a director.  No other options were granted or exercised during the nine-month periods ended December 31, 2011 and 2010.  During the three-month period ended September 30, 2011, options for 12,000 shares expired.  Stock-based compensation expense in the amount of $1,600 was recognized for the three-month period ended December 31, 2010 (none in 2011) and $1,469 and $3,200 for each of the nine-month periods ended December 31, 2011 and 2010, respectively.  At December 31, 2011, there was no unrecognized compensation expense related to the stock options.

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were as follows:

	Fair Value Measurements at
	December 31, 2011	March 31, 2011

Short-term investments	$-	$51,035

7.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2011, the expiration date of the credit line was extended to August 31, 2013.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2011.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At December 31, 2011, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.30% at December 31, 2011) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Operating Revenues:
Overnight Air Cargo	$12,062,070	$10,718,997	$35,228,575	$29,963,524
Ground Equipment Sales:
Domestic	8,199,056	6,291,824	20,351,838	11,796,050
International	2,741,298	3,744,549	5,933,542	9,184,136
Total Ground Equipment Sales	10,940,354	10,036,373	26,285,380	20,980,186
Ground Support Services	2,647,621	1,558,320	6,158,505	6,564,539
Total	$25,650,045	$22,313,690	$67,672,460	$57,508,249

Operating Income (Loss):
Overnight Air Cargo	$830,631	$777,379	$2,744,009	$2,173,436
Ground Equipment Sales	160,615	581,060	68,201	780,348
Ground Support Services	335,982	62,223	530,388	593,262
Corporate	(425,924)	(501,862)	(1,272,363)	(1,401,509)
Total	$901,304	$918,800	$2,070,235	$2,145,537

Capital Expenditures:
Overnight Air Cargo	$90,519	$7,650	$520,636	$31,804
Ground Equipment Sales	13,730	37,457	36,320	53,149
Ground Support Services	32,590	41,850	183,492	74,490
Corporate	7,224	2,369	9,324	13,894
Total	$144,063	$89,326	$749,772	$173,337

Depreciation and Amortization:
Overnight Air Cargo	$23,289	$49,995	$51,779	$147,556
Ground Equipment Sales	12,843	6,029	33,251	17,266
Ground Support Services	26,950	18,746	77,760	73,700
Corporate	11,910	11,559	28,913	35,390
Total	$74,992	$86,329	$191,703	$273,912

9.	Commitments and Contingencies

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2011		2010		2011		2010

Overnight Air Cargo Segment:
FedEx	$12,062	47%	$10,719	48%	$35,229	52%	$29,964	52%
Ground Equipment Sales Segment:
Military	103	0%	156	1%	5,525	8%	734	1%
Commercial - Domestic	8,096	32%	6,136	27%	14,826	22%	11,062	19%
Commercial - International	2,741	11%	3,744	17%	5,934	9%	9,184	16%
	10,940	43%	10,036	45%	26,285	39%	20,980	36%

Ground Support Services Segment	2,648	10%	1,558	7%	6,159	9%	6,564	12%
	$25,650	100%	$22,313	100%	$67,672	100%	$57,508	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the U.S. Military.  Under the terms of dry-lease service agreements, which currently cover all of the 84 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  As a result, the fluctuating cost of fuel has not had any direct impact on our air cargo operating results.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

MAC and CSA combined contributed approximately $35,229,000 and $29,964,000 to the Company’s revenues for the nine-month periods ended December 31, 2011 and 2010, respectively, a current year increase of $5,265,000.

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

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  The first two extension options have been exercised extending this contract to September 2012.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  In September 2011, GGS received a $5.1 million purchase order from the USAF for the delivery of flight line tow tractors, to be delivered between April and September 2012.  An initial pre-production unit was delivered to the USAF during the quarter ended December 31, 2011.

GGS contributed approximately $26,285,000 and $20,980,000 to the Company’s revenues for the nine-month periods ended December 31, 2011 and 2010, respectively, representing a $5,305,000 increase.  At December 31, 2011, GGS’s order backlog was $14.9 million compared to $17.5 million at December 31, 2010 and $9.6 million at March 31, 2011.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $6,159,000 and $6,564,000 to the Company’s revenues for the nine-month periods ended December 31, 2011 and 2010, respectively, representing a $405,000 decrease.  In July 2010, after a highly competitive bidding process, GAS was notified of changes to its contract with Delta Airlines, which has resulted in a significant reduction in the scope of work performed for Delta, principally beginning in September 2010.  The services that were reduced, which included the elimination of services at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income.  Since that time, GAS has added new customers and locations to build its revenue base but at lower margins than were realized prior to the Delta contract revisions.

Third Quarter Highlights

Revenues from the air cargo segment increased 13% compared to the third quarter of the prior fiscal year, while operating income increased 7%, continuing the trend that we experienced in the first two quarters of this fiscal year.  During the prior year, FedEx delivered four additional ATR-72 passenger aircraft to MAC for heavy maintenance work, resulting in increased administration fee revenues, maintenance revenues and profit for this segment.  One of the aircraft was completed and put onto MAC’s operating certificate and has been operated by MAC since November 2010.  A second ATR-72 was put on MAC’s operating certificate and put into service in July 2011, a third in August 2011and the fourth aircraft in October 2011.

Revenues for GGS increased by 9% compared to the third quarter of the prior fiscal year, principally as a result of revenues from the sale of domestic commercial deicers.  GGS generated operating income of approximately $161,000 for the quarter, which was 72% less than the operating income for the prior year comparable quarter.  GGS continues to see increased pressure on margins in highly competitive domestic and international commercial equipment markets.  In addition, new products and product updates and modifications are resulting in higher than normal production and engineering costs, which combined with production inefficiencies, are resulting in reduced gross margins. The decrease in USAF orders has affected our flexibility in production and deliveries, contributing to a higher overall cost structure.  Although management has taken certain actions to address the production inefficiencies at GGS, it anticipates that it may take several more quarters before these actions result in improvements in the segment’s operating costs and gross margins.

During the quarter ended December 31, 2011, revenues from our GAS subsidiary increased by 70%, while operating income increased 440%.  In the prior year, GAS incurred changes to its contract with Delta as discussed in the previous section above, resulting in substantial decreases in revenues and profits.  GAS has been effective, in the year since, in adding new customers and stations, resulting in the increased revenues and profits.

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

Seasonality

GGS’s business has historically been seasonal.  The Company has worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new contract with the USAF which currently expires in July 2012, but may be extended by the USAF for two additional one-year terms.  In addition, in 2010 the USAF awarded GGS a contract to supply flight line tow tractors which currently expires in September 2012 but may be extended by the USAF for two additional one-year terms.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in the past when sales under the deicer supply contract with the USAF were a significant component of the Company's revenues.  If sales to the USAF do not continue to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

Third Quarter Fiscal 2012 Compared to Third Quarter Fiscal 2011

Consolidated revenue increased $3,336,000 (15%) to $25,650,000 for the three-month period ended December 31, 2011 compared to its equivalent prior period.  The increase in revenues is attributed to increases in business in all of our segments.  Revenues in the air cargo segment increased $1,343,000 (13%), largely as a result of increases in administrative fee revenue and maintenance labor relating to the four ATR-72 aircraft that were delivered by FedEx during the second quarter of fiscal 2011, as well as increases in flight and maintenance operating costs passed through to our customer at cost.  Revenues in the ground equipment sales segment increased $904,000 (9%).  The increase resulted from increased delivery of domestic commercial deicers in the current quarter compared to the prior year comparable quarter.  Revenues in the ground support services segment increased $1,089,000 (70%), resulting from additional customers and stations that have been added since the reduction in scope of work performed for Delta in the prior year.

Operating expenses increased $3,354,000 (16%) for the three-month period ended December 31, 2011 compared to its equivalent prior period.  A principal component of the increase was a $1,325,000 (15%) increase in air cargo segment operating expenses, correlating to the increase in segment revenue.  Ground equipment sales segment operating costs increased $1,150,000 (14%) driven primarily by the current quarter’s increase in revenues but also impacted by increased production and engineering costs for new products, product updates and modifications as well as production inefficiencies.  Ground support services segment operating expenses increased $633,000 (55%) following the increase in revenues for the segment.  General and administrative expenses increased $283,000 (11%) for the three-month period ended December 31, 2011 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components of this increase being rents, office equipment and supplies, travel costs and advertising costs.

Operating income for the quarter ended December 31, 2011 was $901,000, an $18,000 (2%) decrease from the same quarter of the prior year.  The overnight air cargo segment saw a 7% increase in its operating income due to increased administrative fee and maintenance revenues related to the four ATR-72 aircraft that FedEx purchased in the prior year.  The ground equipment sales segment experienced a 72% decrease in its operating income.  The reduction is the result of reduced margins resulting from increased production and engineering costs, production inefficiencies and competitive pricing pressures.  The ground support services segment saw a 440% increase in its operating income resulting from the increase in revenues, customers and locations over the past year and in the current period.

Non-operating income, net decreased $13,000 for the three-month period ended December 31, 2011.  The principal difference was a decrease in investment income, due to decreased cash and investment balances in the current period.

Pretax earnings decreased $31,000 for the three-month period ended December 31, 2011 compared to the prior comparable period, primarily due to the decrease in the ground equipment sales segment operating income, offset by increases in operating income in the other two segments.

During the three-month period ended December 31, 2011, the Company recorded $328,000 in income tax expense, which resulted in an estimated annual tax rate of 36.2%,  the same rate as for the comparable prior quarter.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by the benefit of the federal production deduction and other tax credits.

First Nine Months of Fiscal 2012 Compared to First Nine Months of Fiscal 2011

Consolidated revenue increased $10,164,000 (18%) to $67,672,000 for the nine-month period ended December 31, 2011 compared to its equivalent prior period.  The increase in revenues can be attributed to increases in business in our air cargo and ground equipment sales segments.  Revenues in the air cargo segment increased $5,265,000 (18%), largely as a result of increases in administrative fee revenue and maintenance labor relating to the four ATR-72 aircraft that were delivered by FedEx during the second quarter of fiscal 2011, as well as increases in flight and maintenance operating costs passed through to our customer at cost.  Revenues in the ground equipment sales segment increased $5,305,000 (25%), largely resulting from the delivery of $5,234,000 of deicers to the USAF in the current nine-month period compared to none in the prior year comparable period.   There has also been a shift in deicer sales from international to domestic markets in the current nine-month period, compared to the prior period.  Revenues in the ground support services segment were down $406,000 (6%), resulting from the reduction in scope of work performed for Delta within this segment, offset by the addition of new customers and stations over the past year.

Operating expenses increased $10,240,000 (18%) for the nine-month period ended December 31, 2011 compared to its equivalent prior period.  A principal component of the increase was a $4,768,000 (19%) increase in air cargo segment operating expenses, closely correlating to the increase in segment revenue.  Ground equipment sales segment operating costs increased $5,647,000 (33%) driven primarily by the current period’s increase in revenues but also impacted by increased production and engineering costs for new products, product updates and modifications, as well as production inefficiencies, as noted in the current and prior quarters.  Ground support services segment operating expenses decreased $652,000 (13%) following the decrease in revenues for the segment.  General and administrative expenses increased $584,000 (8%) for the nine-month period ended December 31, 2011 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components of this increase being rents, office equipment and supplies, travel costs and advertising costs.

Operating income for the nine-month period ended December 31, 2011 was $2,070,000, a $75,000 (4%) decrease from the same period of the prior year.  The overnight air cargo segment saw a 26% increase in its operating income due to increased administrative fee and maintenance revenues related to the four ATR-72 aircraft.  The ground equipment sales segment experienced a 91% decrease in its operating income due to reduced margins resulting from increased production and engineering costs, production inefficiencies and competitive pricing pressures.   The ground support services segment saw a 11% decrease in its operating income resulting from the reduction in scope under the contract with Delta.

 Non-operating income, net decreased $86,000 for the nine-month period ended December 31, 2011.  The principal difference was a decrease in investment income, due to decreased cash and investment balances in the current period and decreased investment rates.

Pretax earnings decreased $162,000 for the nine-month period ended December 31, 2011 compared to the prior comparable period, resulting from the various factors discussed above.

During the nine-month period ended December 31, 2011, the Company recorded $758,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%,  the same rate as for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by the benefit of the federal production deduction and other tax credits.

Liquidity and Capital Resources

As of December 31, 2011 the Company's working capital amounted to $23,186,000, an increase of $459,000 compared to March 31, 2011.

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2011, the expiration date of the credit line was extended to August 31, 2013.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2011.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2011, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at December 31, 2011 was .30%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended December 31, 2011, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
	2011	2010

Net Cash Provided by (Used in) Operating Activities	$1,502,000	$(4,865,000)
Net Cash (Used in) Provided by Investing Activities	(661,000)	2,035,000
Net Cash Used in Financing Activities	(496,000)	(812,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$345,000	$(3,642,000)

Cash provided by operating activities was $6,367,000 more for the nine-month period ended December 31, 2011 compared to the similar prior year period, resulting from a variety of offsetting factors.  The most significant factors were accounts receivable which decreased moderately in the current period while increasing significantly during the prior comparable period and inventories which increased marginally in the current period while increasing substantially during the prior comparable period.  Offsetting this, accounts payable decreased moderately in the current period compared to a substantial increase in the comparable prior period.

Cash used in investing activities for the nine-month period ended December 31, 2011 was $2,696,000 more than the comparable prior year period due to higher capital expenditures in the current period and the conversion of $2.2 million of investments into cash in the prior period.  The Company expended approximately $380,000 in overhaul costs for its corporate aircraft and approximately $274,000, principally for vehicles and equipment for new GAS stations during the nine-month period ended December 31, 2011.

Cash used in financing activities was $316,000 less in the nine-month period ended December 31, 2011, than in the corresponding prior year period due to a reduction in the dividend paid of $191,000 and proceeds from the exercise of stock options in the current period totaling $124,000.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  February 3, 2012
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

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.