Form 10-K
period 2012-03-31
AIR T INC
filed 2012-06-05
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2012

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

                            (828) 464 –8741
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.25 per share Preferred Stock Purchase Rights	The NASDAQ Stock Market The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.
                        Yes_____            No__X__
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
                                                                                            Yes__X__           No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act)
Large Accelerated Filer_____         Accelerated Filer_____       Non-Accelerated Filer_____       Smaller Reporting Company__X__
                                         (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                    Yes_____            No__X__

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2011 was approximately $17,443,000.  As of June 1, 2012, 2,446,286 shares of common stock were outstanding.
Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement for its 2012 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

	AIR T, INC. AND SUBSIDIARIES
	2012 ANNUAL REPORT ON FORM 10-K
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32
Item 9B.	Other Information	32

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions, and Director Independence	33
Item 14.	Principal Accounting Fees and Services	33

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	34
	Signatures	37
	Interactive Data Files

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

For the fiscal year ended March 31, 2012, the Company’s overnight air cargo segment accounted for 54% of the Company’s consolidated revenues, the ground equipment sales segment accounted for 36% of consolidated revenues and the ground support services segment accounted for 10% of consolidated revenues.  The Company’s overnight air cargo services are provided primarily to one customer, FedEx Corporation (“FedEx”).  Certain financial data with respect to the Company’s three segments are set forth in Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

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

As of March 31, 2012, MAC and CSA had an aggregate of 81 aircraft under agreements with FedEx.   Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  For the fiscal year ended March 31, 2012, MAC’s routes were primarily in the southeastern United States and the Caribbean and CSA’s routes were primarily in the upper Midwest region of the United States.

Agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 54% and 51% of the Company’s consolidated revenue for the fiscal years ended March 31, 2012 and 2011, respectively.  The loss of FedEx as a customer would have a material adverse effect on the Company.  FedEx has been a customer of the Company since 1980.  MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U. S. military.

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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2012:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B
(single turbo prop)	1985-1996	Dry lease	62
ATR-42 (twin turbo prop)	1992	Dry lease	10
ATR-72 (twin turbo prop)	1992	Dry lease	9

			81

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

Aircraft Deicer and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized GGS and acquired the Simon Deicer Division of Terex Aviation Ground Equipment.  GGS is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers.  Since its inception, GGS has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized types of equipment.  In the fiscal year ended March 31, 2012, sales of deicing equipment accounted for approximately 75% of GGS’s revenues, compared to 80% in the prior fiscal year.

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

GGS’s mobile deicing equipment business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line.   In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the USAF.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2011, the second option period under the contract was exercised, extending the contract to July 2012.  For the year ended March 31, 2012, GGS revenues included $6,695,000 of deicer unit sales to the USAF under this contract (none for the year ended March 31, 2011.)  GGS’ backlog at March 31, 2012 includes $2.3 million of deicers ordered by the USAF under the terms of this contract.

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In September 2011, the first option period under the contract was exercised, extending the contract to September 2012.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  In September 2011, GGS received a $5.1 million purchase order from the USAF for the delivery of flight line tow tractors, to be delivered between April and September 2012.  An initial pre-production unit was delivered to the USAF during the third quarter of the current fiscal year.  GGS’ backlog at March 31, 2012 includes $5.1 million of units ordered by the USAF under this contract.

Revenue from GGS’s two contracts with the USAF accounted for approximately 8% and 1% of the Company’s consolidated revenue for the fiscal years ended March 31, 2012 and 2011, respectively.

Ground Support Equipment and Airport Facility Maintenance Services.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers throughout the country.  A key component of the GAS business since inception had been a three-year contract with Delta Airlines (successor to Northwest Airlines) which was to expire in December 2010.  GAS lost a significant portion of the Delta work in September 2010, as a result of a significant reduction in the scope of work performed for Delta, its primary customer.  The services that were reduced, which included the elimination of services at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income at the time.

Since that time, GAS has added new customers and locations to build its revenue base and increase its operating income.  Approximately 26% of GAS’s revenue in the fiscal year ended March 31, 2012 was derived from services under contract with Delta Airlines, compared to approximately 41% in the fiscal year ended March 31, 2011.  Approximately 25% of GAS’s revenue in the fiscal year ended March 31, 2012 was derived from services under contract with LSG Sky Chefs, compared to approximately 1% in the fiscal year ended March 31, 2011.
  GAS is a relatively new provider in its industry segment and competes primarily on the basis of the quality, reliability and pricing of its services.  The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry.
GAS’s maintenance service business is not materially seasonal.

Backlog.

The Company’s backlog consists of “firm” orders supported by customer purchase orders for the equipment and services sold by GGS.  At March 31, 2012, the Company’s backlog of orders was $15.3 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2013.  At March 31, 2011, the Company’s backlog of orders was $9.6 million.

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

The Company maintains cargo liability insurance, workers’ compensation insurance and fire and extended coverage insurance for owned and leased facilities and equipment.  In addition, the Company maintains product liability insurance with respect to injuries and loss arising from use of products sold and services provided.

Employees.

At March 31, 2012, the Company and its subsidiaries had 508 full-time and full-time-equivalent employees.  None of the employees of the Company or any of its subsidiaries are represented by labor unions.  The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2012, 54% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx.  Our agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  FedEx has been a customer of the Company since 1980.  The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Our current contracts extend through October 31, 2012.  We are presently in the process of negotiating replacement agreements with FedEx.  The terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results of operations going forward

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 and Quarterly Report on Form 10-Q for the period ended February 29, 2012.  These risks include but are not limited to the following:

•	Economic conditions in the global markets in which it operates;
•	Dependence on its strong reputation and value of its brand;
•	Its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;
•	Potential disruption to the Internet and FedEx’s technology infrastructure, including its website;
•	The price and availability of fuel;
•	Its ability to manage its cost structure and match it to shifting and future customer levels;
•	Intense competition from other providers of transportation services;
•	Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
•
The impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or it in particular, and what effects these events will have on the cost and demand for its services;

•
Any impacts on its business resulting from new domestic or international government laws and regulation, including regulatory actions affecting aviation rights, security requirements, tax, accounting, environmental, labor or postal rules;

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

Our agreements with the United States Air Force are for one year with limited additional one-year extension options.

In the fiscal years ended March 31, 2012 and 2011, approximately 8% and 1%, respectively, of our consolidated operating revenues arose from sales of deicing and other equipment to the USAF under two long-term contracts.  GGS currently supplies deicing equipment to the USAF under a contract awarded in 2009.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2011, the second option period under the contract was exercised, extending the contract to July 2012.  During the year ended March 31, 2012 and 2011, GGS received orders for $3.9 million and $4.9 million, respectively, under this new contract.

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In September 2011, the first option period under the contract was exercised, extending the contract to September 2012.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  In September 2011, GGS received a $5.1 million purchase order from the USAF for the delivery of flight line tow tractors, to be delivered between April and September 2012.

In the event that the United States Air Force does not award the remaining extension options under these contracts, our revenues from sales of ground support equipment are likely to decrease unless we are successful in obtaining customer orders from other sources that can replace the equipment sold to the USAF.  In addition, sales of deicing and other equipment to the USAF have, in the past, enabled GGS to ameliorate the seasonality of our ground support equipment business.  Thus, if the extension options with the USAF are not renewed or if ordering levels under the contracts are low, seasonal patterns for this business may develop, with revenues and operating income for the segment being lower in the first and fourth fiscal quarters.

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

Risks Related to Ownership of Our Common Stock

Various provisions and laws could delay or prevent a change of control.

Certain provisions of our certificate of incorporation and bylaws, our stockholder rights plan and provisions of Delaware corporation law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our certificate of incorporation and bylaws, among other things regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without shareholder approval.  Our stockholder rights plan also makes an acquisition of a controlling interest in Air T in a transaction not approved by our board of directors more difficult.

Item 1B.Unresolved Staff Comments.

None.

Item 2.                      Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson, an officer and director of the Company, John Gioffre, a director of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s chairman and Chief Executive Officer, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary.  The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space.  The operations of the Company and MAC are headquartered at this facility.  The lease for this facility provided for monthly rent of $13,689 through May 31, 2012.  A two-year option through May 2014 was exercised in April 2012 increasing the monthly rent to $14,428.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

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

GGS leases an 112,500 square foot production facility in Olathe, Kansas.  The facility is leased, from a third party, under a lease agreement, which expires in August 2014.

As of March 31, 2012, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.

The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Item 3.                      Legal Proceedings.

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business.  No material litigation or other material claim is presently pending against the Company.

Item 4.                      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is publicly traded on the NASDAQ Stock Ma rket under the symbol “AIRT.”

As of March 31, 2012, the number of holders of record of the Company’s Common Stock was 233.  The range of high and low sales price per share for the Company’s common stock on the Nasdaq Stock Market from April 2010 through March 2012 is as follows:

	Fiscal Year Ended March 31,
	2012		2011
	High	Low	High	Low
First Quarter	$9.62	$8.84	$13.16	$10.46
Second Quarter	9.19	7.50	10.35	8.64
Third Quarter	8.65	7.35	10.00	8.64
Fourth Quarter	9.55	8.35	10.49	9.19

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year.  On May 18, 2012, the Company declared a cash dividend of $0.25 per common share payable on June 29, 2012 to stockholders of record on June 8, 2012.

Item 6.                      Selected Financial Data.

(In thousands, except per share amounts)

	Year Ended March 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Operating revenues	$89,382	$83,362	$81,077	$90,668	$78,399

Net income	1,350	2,138	3,757	4,379	3,402

Basic earnings per share	0.55	0.88	1.55	1.81	1.40

Diluted earnings per share	0.55	0.87	1.54	1.81	1.40

Dividend declared per share	0.25	0.33	0.33	0.30	0.25

Balance sheet data (at period end):
Total assets	35,083	34,221	29,604	29,341	27,308

Long-term debt, including current portion	-	8	21	481	643

Stockholders' equity	27,053	26,241	24,901	21,753	17,715

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

 Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Year Ended March 31,
	2012		2011

Overnight Air Cargo Segment:
FedEx	$48,344	54%	$42,335	51%
Ground Equipment Sales Segment:
Military	6,928	8%	1,235	1%
Commercial - Domestic	16,436	18%	20,672	25%
Commercial - International	8,726	10%	10,902	13%
	32,090	36%	32,809	39%

Ground Support Services Segment	8,948	10%	8,218	10%
	$89,382	100%	$83,362	100%

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

MAC and CSA combined revenues increased by $6,009,000 (14%) in fiscal 2012.  See the following comparison of fiscal year 2012 to 2011 for details of the increase.

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

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In September 2011, the first option period under the contract was exercised, extending the contract to September 2012.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.

GGS revenues decreased by $719,000 (2%) in fiscal 2012.  See the following comparison of fiscal year 2012 to 2011 for details of the decrease.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS revenues increased by $730,000 (9%) in fiscal 2012.  See the following comparison of fiscal year 2012 to 2011 for details of the decrease.

Fiscal 2012 Summary

Our overnight air cargo segment was again a strong performer in fiscal 2012, as revenues for the segment totaled $48,344,000 for the year ended March 31, 2012, representing a $6,009,000 (14%) increase over the prior year.  The segment also saw its operating income increase by $506,000 or 16% in fiscal 2012.  The increase in revenues and operating income is primarily attributable to the addition of four ATR-72 aircraft to the MAC fleet.  Heavy maintenance work was performed on the aircraft in fiscal 2011 and completed in fiscal 2012, and all of the aircraft were added onto MAC’s operating certificate, generating both maintenance revenue as well as additional administrative fee revenue in fiscal 2012.

Revenues for GGS for the year ended March 31, 2012 were down 2% from the prior year, while operating income decreased by $2,182,000 or 140%.  The decrease in GGS operating income is due to a decline in GGS’s gross margin percentage, which has continued from the prior year.  Gross margin continues to be negatively impacted by a highly competitive environment, including domestic, international and military contracts.  In addition, the segment’s production efficiency has been negatively impacted by the reduced Air Force work in recent years, which previously allowed for more flexibility in delivery and production schedules, which contributed to greater efficiencies and a lower overall cost structure.

During the year ended March 31, 2012, revenues from our GAS subsidiary totaled $8,948,000, representing a $730,000 (9%) increase from the prior year.  The segment also saw its operating income increase by $20,000 or 3% in fiscal 2012.  These are both very positive steps forward for a business segment that suffered a significant business loss in September 2010, as a result of a significant reduction in the scope of work performed for Delta, its primary customer.  The services that were reduced, which included the elimination of services at GAS’s largest Delta location, accounted for almost half of GAS’s historical revenues and a greater proportion of its operating income at the time.  Since that time, GAS has added new customers and locations to build its revenue base and increase its operating income.

Fiscal 2012 vs. 2011

Consolidated revenue increased $6,020,000 (7%) to $89,382,000 for the fiscal year ended March 31, 2012 compared to the prior fiscal year.  The increase in 2012 revenue resulted from a number of offsetting factors.

Revenues in the overnight air cargo segment increased $6,009,000 (14%) to $48,344,000, largely as a result of increases in administrative fee revenue and maintenance labor revenue relating to the four ATR-72 aircraft that were delivered by FedEx during fiscal 2011, as well as increases in flight and maintenance operating costs passed through to our customer at cost.  Heavy maintenance on the four ATR-72 aircraft was completed in fiscal 2012 and three of the aircraft were placed into revenue service in fiscal 2012, in addition to the one aircraft that was placed into revenue service during the third quarter of fiscal 2011.

Revenues in the ground equipment sales segment decreased by $719,000 (2%) to $32,090,000.  While the overall decrease in that segment was minimal, there was a swing in the product and customer mix resulting from an increase in deicer sales to the USAF during fiscal 2012, offset by decreased deicer sales in both the commercial domestic and international markets.  A significant factor in the comparative decrease in commercial domestic revenues was the $10.5 million sale of mobile deicers to the City of Charlotte in fiscal 2011.

Revenues in the ground support services segment increased by $730,000 (9%) to $8,948,000, resulting from an increase in new customers as well as an increase in work and locations for existing customers.

Operating expenses on a consolidated basis increased $7,385,000 (9%) to $87,309,000 for fiscal 2012 compared to fiscal 2011.  The increase was due to a number of factors.  Operating expenses in the overnight air cargo segment were up $5,437,000 (15%) corresponding to the increase in revenues within that segment.  Ground equipment sales operating costs increased $1,152,000 (4%).  Ground equipment sales gross margin continues to be negatively impacted by a highly competitive environment, including domestic, international and military contracts.  In addition, the segment’s production efficiency has been negatively impacted by relatively low levels of USAF sales compared to prior years.  Although sales to the USAF in fiscal 2012 were greater than in fiscal 2011, the level of USAF sales was significantly less than in the preceding years.  The higher sales volumes to the USAF previously allowed for more flexibility in our delivery and production schedules, which contributed to greater efficiencies and a lower overall cost structure.  Operating expenses in the ground support services segment increased by $56,000 (1%) relating to the increased revenues produced in fiscal 2012.  The ground support services segment saw a greater increase in general and administrative expenses related to its revenue growth in fiscal 2012, as discussed in the following paragraph.

General and administrative expense increased $746,000 (7%) to $11,335,000 in fiscal 2012.  The Company incurred increased general and administration costs in the ground support services segment of $620,000 relating to staffing costs, rents and other operating costs, and supply costs associated with new stations and increased business in fiscal 2012.  In addition, the Company experienced increases in other costs including facility rents, staffing, professional fees, and supplies costs.  Partially offsetting these increases, profit sharing expense decreased by $184,000 directly related to the decreased profit generated by the Company in fiscal 2012.

Operating income for the year ended March 31, 2012 was $2,073,000, a $1,365,000 (40%) decrease from fiscal 2011.  The reduction was principally the result of the reduced gross margin and profitability in the ground equipment sales segment as discussed above.

Non-operating income, net for the year ended March 31, 2012 was $23,000, a $107,000 decrease from fiscal 2011.   Non-operating income is principally interest income, and decreased as a result of decreased rates of return and decreased investment balances in fiscal 2012.

Income tax expense of $746,000 in fiscal 2012 represented an effective tax rate of 35.6%, which included the benefit of current year foreign tax credits and the research and development credit.   Income tax expense of $1,431,000 in fiscal 2011 represented an effective tax rate of 40.1% which included the benefit of current year foreign tax credits and the research and development credit, as well as the U.S. production deduction.  In addition, the fiscal 2011 tax provision included other adjustments for an overstatement of Puerto Rico tax credits and other accumulated items in prior periods.

Net earnings were $1,350,000 or $0.55 per diluted share for the year ended March 31, 2012, a 37% decrease from earnings of $2,138,000 or $0.87 per diluted share in fiscal 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company held approximately $5.8 million in cash and cash equivalents.  Of this amount, $3.3 million was invested in liquid money market accounts.  All invested amounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”), with the exception of $200,000 held in money market accounts.

As of March 31, 2012, the Company’s working capital amounted to $23,240,000, an increase of $513,000 compared to March 31, 2011. The increase resulted principally from the earnings generated from operations, which has been our primary source of liquidity.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2013.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2012.  The Company had no outstanding obligations under its line of credit at March 31, 2012 and 2011.  See Note 6 in the consolidated financial statements, included elsewhere in this report, for further discussion.

The Company is exposed to changes in interest rates on its line of credit.  Although the line had no outstanding balance at March 31, 2012 and 2011, the line of credit did have a weighted average balance outstanding of approximately $87,000 during the year ended March 31, 2012.  If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

Following is a table of changes in cash flow for the respective years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011

Net Cash Provided by (Used in) Operating Activities	$752,000	$(4,517,000)
Net Cash Provided by (Used in) Investing Activities	(906,000)	2,069,000
Net Cash Used in Financing Activities	(548,000)	(815,000)

Net Decrease in Cash and Cash Equivalents	$(702,000)	$(3,263,000)

Cash provided by operating activities was $5,269,000 more for fiscal 2012 compared to fiscal 2011.  The major contributor to this cash flow increase was a decrease in accounts receivable in fiscal 2012, compared to a substantial increase in fiscal 2011, which was partially offset by a cash flow decrease caused by a slight decrease in accounts payable in fiscal 2012 compared to a substantial increase in fiscal 2011.

Cash used in investing activities was $2,975,000 higher in fiscal 2012, largely due to the Company decreasing its position in short-term investments in fiscal 2011.  The change in investments was solely due to seeking appropriate returns and risk on invested cash.  In addition, capital expenditures increased by $746,000 in fiscal 2012 compared to the prior year.  The Company expended approximately $380,000 in overhaul costs for its corporate aircraft in fiscal 2012 and also expended $284,000 for vehicles and tooling for new GAS stations in fiscal 2012.

Cash used in financing activities was $267,000 less in fiscal 2012 compared to fiscal 2011 due to a $191,000 reduction in dividend paid in fiscal 2012 and $124,000 proceeds from the exercise of stock options in fiscal 2012.

There are currently no commitments for significant capital expenditures.  The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.  On May 18, 2012 the Company declared a $.25 per share cash dividend, to be paid on June 29, 2012 to shareholders of record June 8, 2012.

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

Seasonality

GGS’s business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force, and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a new one-year contract with the United States Air Force with four additional one-year extension options.  Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the seasonal impacts in the past when sales under the contract with the United States Air Force were a significant component of the Company's revenues.  If sales to the United States Air Force cease to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume, with revenues and operating income for the segment being lower in the first and fourth fiscal quarters.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in Note 1 of Notes to the Consolidated Financial Statements in Item 8.  The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses.  Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions.  The Company’s estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from estimates.  The Company believes that the following are its most significant accounting policies:

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

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated or adversely modified in connection with any renewal;

•	The risk that the number of aircraft operated for FedEx will be further reduced;

•	The risk that the United States Air Force will continue to defer significant orders for deicing equipment under its contract with GGS;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s overnight air cargo operations, equipment sold by GGS or services provided by GGS or GAS;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc.

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

June 5, 2012

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2012	2011
Operating Revenues:
Overnight air cargo	$48,344,211	$42,335,364
Ground equipment sales	32,089,800	32,808,927
Ground support services	8,948,120	8,217,641
	89,382,131	83,361,932

Operating Expenses:
Flight-air cargo	19,874,129	18,406,739
Maintenance-air cargo	21,594,570	17,624,724
Ground equipment sales	28,156,866	27,004,427
Ground support services	6,091,993	6,035,683
General and administrative	11,335,044	10,589,408
Depreciation and amortization	278,357	365,912
Gain on sale of assets	(22,368)	(103,412)
	87,308,591	79,923,481

Operating Income	2,073,540	3,438,451

Non-operating Income (Expense):
Investment income	34,333	131,851
Interest expense	(11,649)	(1,400)
	22,684	130,451

Income Before Income Taxes	2,096,224	3,568,902

Income Taxes	746,000	1,431,000

Net Income	$1,350,224	$2,137,902

Earnings Per Share:
Basic	$0.55	$0.88

Diluted	$0.55	$0.87

Dividends Declared Per Share	$0.25	$0.33

Weighted Average Shares Outstanding:
Basic	2,443,786	2,431,297
Diluted	2,451,209	2,464,354

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,814,184	$6,515,067
Short-term investments	-	51,035
Accounts receivable, less allowance for
doubtful accounts of $108,000 and $40,000	8,952,007	11,690,376
Notes and other receivables-current	64,254	78,423
Income tax receivable	642,000	-
Inventories	14,542,890	11,538,120
Deferred income taxes	430,000	406,000
Prepaid expenses and other	761,025	428,038
Total Current Assets	31,206,360	30,707,059

Property and Equipment, net	1,889,658	1,189,107

Deferred Income Taxes	-	365,000
Cash Surrender Value of Life Insurance Policies	1,683,672	1,591,968
Notes and Other Receivables-LongTerm	191,505	288,031
Other Assets	112,172	79,523
Total Assets	$35,083,367	$34,220,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,999,598	$6,100,012
Accrued expenses	1,966,839	1,799,791
Income tax payable	-	72,000
Current portion of long-term obligations	-	8,271
Total Current Liabilities	7,966,437	7,980,074

Deferred Income Taxes	64,000	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 and 2,431,286 shares issued and outstanding	611,571	607,821
Additional paid-in capital	6,308,411	6,238,498
Retained earnings	20,132,948	19,394,295
Total Stockholders' Equity	27,052,930	26,240,614
Total Liabilities and Stockholders’ Equity	$35,083,367	$34,220,688

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,350,224	$2,137,902
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Gain on sale of assets	(22,368)	(103,412)
Change in accounts receivable and inventory reserves	236,211	135,417
Depreciation and amortization	278,357	365,912
Change in cash surrender value of life insurance	(91,704)	(94,133)
Deferred income taxes	405,000	5,000
Warranty reserve	489,000	188,000
Compensation expense related to stock options	1,469	4,800
Change in operating assets and liabilities:
Accounts receivable	2,670,430	(6,041,272)
Notes receivable and other non-trade receivables	110,695	74,477
Inventories	(3,173,042)	(4,698,230)
Prepaid expenses and other assets	(365,636)	(58,957)
Accounts payable	(100,414)	3,476,422
Accrued expenses	(321,952)	(447,582)
Income taxes payable/ receivable	(714,000)	539,000
Total adjustments	(597,954)	(6,654,558)
Net cash provided by (used in) operating activities	752,270	(4,516,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	51,035	2,224,532
Purchase of investments	-	(20,978)
Proceeds from sale of assets	45,246	121,200
Capital expenditures	(1,001,786)	(255,517)
Net cash provided by (used in) investing activities	(905,505)	2,069,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(611,571)	(802,337)
Payment on capital leases	(8,271)	(12,373)
Proceeds from exercise of stock options	124,350	-
Tax effect from exercise and forfeiture of stock options	(52,156)	-
Repurchase of common stock	-	(391)
Net cash used in financing activities	(547,648)	(815,101)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(700,883)	(3,262,520)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,515,067	9,777,587
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,814,184	$6,515,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,800	$3,000
Income taxes	1,088,000	887,000

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2010	2,431,326	$607,831	$6,234,079	$18,058,730	$24,900,640

Net income	-	-	-	2,137,902	2,137,902

Cash dividend ($0.33 per share)	-	-	-	(802,337)	(802,337)

Compensation expense related to
stock options	-	-	4,800	-	4,800

Stock repurchase	(40)	(10)	(381)	-	(391)

Balance, March 31, 2011	2,431,286	607,821	6,238,498	19,394,295	26,240,614

Net income	-	-	-	1,350,224	1,350,224

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Exercise of stock options	15,000	3,750	120,600	-	124,350

Tax effect from exercise and forfeiture
of stock options	-	-	(52,156)	-	(52,156)

Compensation expense related to
stock options	-	-	1,469	-	1,469

Balance, March 31, 2012	2,446,286	$611,571	$6,308,411	$20,132,948	$27,052,930

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2012 AND 2011

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

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer.  The Company has customer concentrations in two areas of operations, overnight air cargo which provides service to one major customer and ground support equipment sales which provides equipment and services to approximately 120 customers in 30 countries, one of which is considered a major customer.  The loss of a major customer would have a material impact on the Company’s results of operations.  See Note 11 “Major Customers”.

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

Property and Equipment – Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments.  Rotable parts represent aircraft parts which are repairable, capitalized and depreciated over their estimated useful lives.  Depreciation and amortization are provided on a straight-line basis over the shorter of the asset’s useful life or related lease term.  Useful lives range from three years for computer equipment and continue to seven years for flight equipment.

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

Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, notes receivable, cash surrender value of life insurance, accrued expenses, and long-term debt approximate their fair value at March 31, 2012 and 2011.

Warranty Reserves – The Company warranties its ground equipment products for up to a three-year period from date of sale.  Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2012	2011
Beginning Balance	$162,000	$144,000
Amounts charged to expense	489,000	188,000
Actual warranty costs paid	(398,000)	(170,000)
Ending Balance	$253,000	$162,000

Income Taxes – Income taxes have been provided using the liability method.  Deferred income taxes reflect the net affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

2.           EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net income by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  For the years ended March 31, 2012 and 2011, respectively, options to acquire 31,000 and 13,500 shares of common stock were not included in computing earnings per share because their effects were anti-dilutive.

The computation of earnings per common share is as follows:

	Year Ended March 31,
	2012	2011

Net income	$1,350,224	$2,137,902

Earnings Per Share:
Basic	$0.55	$0.88
Diluted	$0.55	$0.87

Weighted Average Shares Outstanding:
Basic	2,443,786	2,431,297
Diluted	2,451,209	2,464,354

3.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2012	2011
Aircraft parts and supplies	$119,638	$139,555
Ground equipment manufacturing:
Raw materials	9,149,356	7,918,699
Work in process	4,322,401	1,703,250
Finished goods	1,702,949	2,381,262
Total inventories	15,294,344	12,142,766
Reserves	(772,918)	(604,646)

Total, net of reserves	$14,521,426	$11,538,120

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2012	2011
Furniture, fixtures and improvements	$5,588,358	$5,185,470
Flight equipment and rotables	3,202,739	2,794,462
	8,791,097	7,979,932
Less accumulated depreciation	(6,901,439)	(6,790,825)

Property and equipment, net	$1,889,658	$1,189,107

5.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2012	2011

Salaries, wages and related items	$1,188,016	$958,124
Profit sharing	262,599	447,140
Health insurance	191,397	186,795
Warranty reserves	253,225	161,670
Other	71,602	46,062
Total	$1,966,839	$1,799,791

6.           FINANCING ARRANGEMENTS

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2013.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2012.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2012, $7,000,000 was available under the terms of the credit facility.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at March 31, 2012 was .24%.  At March 31, 2012 and 2011, there was no balance outstanding on the credit facility.

7.           LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities.  The Company leases its corporate offices from a company controlled by certain of the Company’s officers and directors.  The lease for this facility provided for monthly rent of $13,689 through May 31, 2012.  A two-year option through May 2014 was exercised in April 2012 increasing the monthly rent to $14,428.

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

GGS leases its production facility under an agreement that extends through August 2014.

At March 31, 2012, future minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2013	$607,000
2014	610,000
2015	197,000
Total minimum lease payments	$1,414,000

Rent expense for operating leases totaled approximately $1,424,000 and $1,228,000 for fiscal 2012 and 2011, respectively, and includes amounts to related parties of $164,000 in fiscal 2012 and 2011.

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were short-term investments (certificates of deposit) of $51,035 at March 31, 2011 (none at March 31, 2012).

9.           STOCKHOLDERS’ EQUITY

The authorized capital structure of the Company includes 4,000,000 shares of common stock, with a par value of $0.25 per share.  On May 18, 2012, the Company declared a cash dividend of $0.25 per common share payable on June 29, 2012 to stockholders of record on June 8, 2012.

In addition to common stock, the Company may issue up to 50,000 shares of $1.00 par value preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  A total of 5,000 shares of preferred stock are authorized for issuance as Series A Junior Participating Preferred Stock, of which 3,000 shares have been reserved for issuance pursuant to the Company’s Rights Agreement, described below.  No preferred shares have been issued as of March 31, 2012.

On March 26, 2012, the Board of Directors of the Company adopted a Rights Agreement (the “Rights Agreement”).  In accordance with the Rights Agreement the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company.  The dividend was payable on April 5, 2012 (the “Record Date”) to the stockholders of record on that date.  In addition, one Right attaches to each share of common stock issued thereafter.

The Rights will become exercisable if any person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock.  Once exercisable and upon a person or group acquiring 15 percent or more of the Company’s common stock, each Right (other than Rights owned by such person or group) entitles its holder to purchase, for an exercise price of $25 per share, a number of shares of the Company’s common stock (or in certain circumstances, cash, property or other securities of the Company) having a market value of twice the exercise price, and under certain conditions, common stock of an acquiring company having a market value of twice the exercise price. If any person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock, the Company may, at its option, exchange the outstanding Rights (other than Rights owned by such acquiring person or group) for shares of the Company’s common stock or Company equity securities deemed to have the same value as one share of common stock or a combination thereof, at an exchange ratio of one share of common stock per Right.  The rights are subject to adjustment if certain events occur, and they will initially expire on April 5, 2015, if not terminated or redeemed sooner.  The Rights Agreement provides that the Company’s Board of Directors may, at its option, redeem all of the outstanding Rights at a redemption price of $0.01 per Right.

10.           EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 243,500 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant.  As of March 31, 2012, 29,000 shares remain available for grant under two plans.  The employee options generally vest one-third per year beginning with the first anniversary from the date of grant.   The non- employee director options generally vest one year from the date of grant.

Compensation expense related to stock options granted was $1,469 and $4,800 for the years ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was no unrecognized compensation expense, related to the stock options.  Options to purchase 2,500 shares were granted in fiscal 2011 and no options were granted in fiscal 2012.

Option activity is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at March 31, 2010	227,000	$8.58
Granted	2,500	8.92
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2011	229,500	8.59
Granted	-	-
Exercised	(15,000)	8.29		$218,900
Forfeited	(14,500)	8.80
Outstanding at March 31, 2012	200,000	$8.59	4.47	$218,000

Exercisable at March 31, 2012	200,000	$8.59	4.47	$218,000

During the year ended March 31, 2012, options to acquire 625 shares vested with a weighted average grant-date fair value of $2.51 and as of March 31, 2012, all options were vested.

11.           MAJOR CUSTOMERS

Approximately 54% and 51% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2012 and 2011, respectively.  Approximately 8% and 1% of the Company’s consolidated revenues for fiscal 2012 and 2011, respectively, were generated from GGS’s two contracts with the United States Air Force.  Approximately 2% and 11% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively, were derived from GGS’s equipment contract with the City of Charlotte, North Carolina to supply mobile deicing equipment.

 Approximately 27% and 24% of the Company’s consolidated accounts receivable at March 31, 2012 and 2011, respectively, were due from FedEx Corporation

12.           INCOME TAXES

The provision for income taxes is as follows:
	Year Ended March 31,
	2012	2011
Current:
Federal	$195,000	$1,221,000
State	41,000	127,000
Foreign	105,000	78,000
Total current	341,000	1,426,000
Deferred:
Federal	347,000	4,000
State	58,000	1,000
Total deferred	405,000	5,000

Total	$746,000	$1,431,000

The income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

	Year Ended March 31,
	2012		2011
Income tax provision at
U.S. statutory rate	$713,000	34.0%	$1,213,000	34.0%
State income taxes, net
of Federal benefit	60,000	2.9	118,000	3.3
Production deduction	-	-	(78,000)	(2.2)
Permanent differences, other	32,000	1.5	11,000	0.3
Puerto Rico tax effect	-	-	-	-
Other differences, net	(59,000)	(2.8)	167,000	4.7

Income tax provision	$746,000	35.6%	$1,431,000	40.1%

The other differences, net in the prior year ended March 31, 2011 includes an adjustment for an over statement of Puerto Rico tax credits and other accumulated items in prior periods.  The effect of the adjustment is not material to the current or any prior periods.

Deferred tax assets and liabilities consisted of the following:

	March 31,
	2012	2011

Stock option compensation	$353,000	$419,000
Inventory reserves	290,000	227,000
Accrued vacation	202,000	182,000
Warranty reserve	95,000	61,000
Accounts receivable reserve	108,000	83,000
Other	21,000	32,000
Gross deferred tax assets	1,069,000	1,004,000

Prepaid expenses	(286,000)	(166,000)
Property and equipment	(417,000)	(67,000)
Gross deferred tax liabilities	(703,000)	(233,000)

Net deferred tax asset	$366,000	$771,000

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2012 and 2011 consolidated balance sheets according to the classification of the related asset and liability.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal and state returns are the fiscal 2008 through 2011 tax years.  As of March 31, 2012 and 2011, the Company did not have any unrecognized tax benefits.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2012 and 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2012 and 2011.

13.           EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and a 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”).  All employees of the Company are eligible to participate in the Plans after six months of service.  The Company’s contribution to the Plans for the years ended March 31, 2012 and 2011 was $290,000 and $282,000, respectively and was recorded in general and administrative expenses in the consolidated statements of income.

The Company, in each of the past two years, has paid a discretionary profit sharing bonus in which all employees have participated.  Profit sharing expense in fiscal 2012 and 2011 was approximately $263,000 and $447,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2012
Operating Revenues	$16,561	$25,461	$25,650	$21,710
Operating Income	251	919	901	2
Net Income	168	593	579	10
Basic Earnings per share	0.07	0.24	0.24	0.00
Diluted Earnings per share	0.07	0.24	0.24	0.00

2011
Operating Revenues	$15,023	$20,171	$22,314	$25,854
Operating Income	410	816	915	1,297
Net Income	299	546	599	694
Basic Earnings per share	0.12	0.23	0.25	0.28
Diluted Earnings per share	0.12	0.22	0.24	0.28

(1)	Adjustments for an over statement of Puerto Rico tax credits and other accumulated items in prior periods resulted in an increase in the provision for income taxes in the Company’s fourth quarter.

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

	Year Ended March 31,
	2012	2011
Operating Revenues:
Overnight Air Cargo	$48,344,211	$42,335,364
Ground Equipment Sales:
Domestic	23,363,587	21,906,926
International	8,726,213	10,902,001
Total Ground Equipment Sales	32,089,800	32,808,927
Ground Support Services	8,948,120	8,217,641
Total	$89,382,131	$83,361,932

Operating Income (Loss):
Overnight Air Cargo	$3,620,962	$3,114,705
Ground Equipment Sales	(625,225)	1,557,085
Ground Support Services	700,082	680,304
Corporate	(1,622,279)	(1,913,643)
Total	$2,073,540	$3,438,451

Capital Expenditures:
Overnight Air Cargo	$636,539	$31,804
Ground Equipment Sales	63,260	95,553
Ground Support Services	284,337	114,266
Corporate	17,650	13,894
Total	$1,001,786	$255,517

Depreciation and Amortization:
Overnight Air Cargo	$83,453	$196,957
Ground Equipment Sales	46,466	25,655
Ground Support Services	107,326	96,362
Corporate	41,112	46,938
Total	$278,357	$365,912

16.           COMMITMENTS AND CONTINGENCIES

The Company is currently involved in certain employment related matters, which involve pending or threatened lawsuits.  Those claims are subject to defense under the Company's liability insurance program and management believes that the results of these threatened or pending lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.     Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2012. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2012 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

 Information concerning Directors and Executive Officers may be found under the caption “Proposal 1 – Election of Directors” in our definitive proxy statement for our 2012 annual meeting of stockholders (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.  Such information is incorporated herein by reference.

The information in the 2012 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11.               Executive Compensation.

Information concerning executive compensation may be found under the captions “Executive Officer Compensation” and “Director Compensation” of our 2012 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of March 31, 2012, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	200,000	$8.59	29,000

Equity compensation plans not approved by security holders	-	-	-
Total	200,000	$8.59	29,000

The other information in our 2012 Proxy Statement set forth under the captions “Certain Beneficial Owners of Common Stock” and “Director and Executive Officer Stock Ownership” is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions and Director Independence.

The information in our 2012 Proxy Statement set forth under the caption “Certain Transactions” is incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services.

The information in our 2012 Proxy Statement set forth under the caption “Proposal 2 – Ratification of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

1.           Financial Statements

     a.           The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
(ii)	Consolidated Balance Sheets as of March 31, 2012 and 2011.
(iii)	Consolidated Statements of Income for the years ended March 31, 2012 and 2011.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2012 and 2011.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011.
(vi)	Notes to Consolidated Financial Statements.

3.           Exhibits

No.	Description

3.1	Restated Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008 and Certificate of Designation dated March 26, 2012

3.2	Amended and Restated By-laws of the Company

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 1994 (Commission File No. 0-11720)

4.2
Rights Agreement, dated as of March 26, 2012, between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 26, 2012 (Commission File No. 0-11720).

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

10.5	Omnibus Securities Award Plan, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 1998* (Commission File No. 0-11720)

10.6
Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on 10-Q for the period ended September 30, 1998 (Commission File No. 0-11720)

10.7
Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on 10-Q for the period ended December 31, 1998 (Commission File No. 0-11720)

10.8
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-11720)

10.9
Employment Agreement dated as of July 8, 2005 between the Company and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2005* (Commission File No. 0-11720)

10.10
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 0-11720)

10.11
Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.12
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.13
Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.14
Employment Agreement dated as of October 6, 2006 between the Company and John Parry, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006* (Commission File No. 0-11720)

10.15
Loan Agreement dated as of September 8, 2007 between the Company and its subsidiaries and Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2007 (Commission File No. 0-11720)

10.16
Amendment No. 1 to Loan Agreement dated as of September 22, 2010 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2010  (Commission File No. 0-11720)

10.17
Amendment to Employment and Non-compete Agreement dated December 19, 2008 between John Parry and Air T, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 24, 2008* (Commission File No. 0-11720)

10.18
Letter agreement dated August 22, 2011 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K dated August 23, 2011 (Commission file No. 0-11720)

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

32.2           Section 1350 Certification of Chief Financial Officer

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.

__________________
*  Management compensatory plan or arrangement required to be filed as an exhibit to this report.

36

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:            /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)                                                                           Date:  June 5, 2012

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)                                              Date:  June 5, 2012

By:            /s/  Allison T. Clark
Allison T. Clark, Director                                                                                Date:  June 5, 2012

By:            /s/  Walter Clark
Walter Clark, Director                                                                                     Date:  June 5, 2012

By:            /s/  Sam Chesnutt
Sam Chesnutt, Director                                                                                  Date:  June 5, 2012

By:            /s/  John Gioffre
John Gioffre, Director                                                                                     Date:  June 5, 2012

By:            /s/  John Parry
John Parry, Director                                                                                       Date:  June 5, 2012

By:            /s/ George C. Prill
George C. Prill, Director                                                                                Date:  June 5, 2012

By:            /s/  William Simpson
William Simpson, Director                                                                           Date:  June 5, 2012

By:            /s/  Dennis A. Wicker
Dennis Wicker, Director                                                                               Date:  June 5, 2012

By:           /s/  J. Bradley Wilson
J. Bradley Wilson, Director                                                                         Date:  June 5, 2012

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                           Document

3.1	Restated Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008 and Certificate of Designation dated March 26, 2012

3.2	Amended and Restated By-laws of the Company

23.1                                 Consent of Dixon Hughes Goodman LLP

31.1                                 Section 302 Certification of Chief Executive Officer

31.2                                 Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
  The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language):
  (i) the  Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders
   Equity, and (v) the Notes to the Consolidated Financial Statements.