Form 10-Q
period 2012-06-30
AIR T INC
filed 2012-08-07
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
__X__	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012
_____	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

                                             Delaware                                                                                                                 52-1206400
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
Yes   __X__                               No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       Yes   __X__                               No _____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer_____     Accelerated Filer_____     Non-Accelerated Filer_____     Smaller Reporting Company __X__
          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                                  No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                                     Outstanding Shares at August 1, 2012
    Common Shares, par value of $.25 per share                               2,446,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months Ended June 30, 2012 and 2011 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	June 30, 2012 (Unaudited) and March 31, 2012

	Condensed Consolidated Statements of Cash Flows	5
	Three Months Ended June 30, 2012 and 2011 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Three Months Ended June 30, 2012 and 2011 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market risk	14

Item 4.	Controls and Procedures	14

	PART II

Item 6.	Exhibits	14
	Signatures	15
	Exhibit Index	16
	Certifications	17
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Operating Revenues:
Overnight air cargo	$10,733,726	$10,826,899
Ground equipment sales	10,743,561	4,170,478
Ground support services	3,010,878	1,564,120
	24,488,165	16,561,497

Operating Expenses:
Flight-air cargo	4,460,394	4,584,346
Maintenance-air cargo	4,663,789	4,515,018
Ground equipment sales	9,431,956	3,505,850
Ground support services	2,229,432	1,116,068
General and administrative	2,946,661	2,535,307
Depreciation and amortization	104,007	53,916
Gain on sale of assets	(1,744)	-
	23,834,495	16,310,505

Operating Income	653,670	250,992

Non-operating Income (Expense):
Investment income	4,565	12,384
Interest expense	(6,222)	(227)
	(1,657)	12,157

Income Before Income Taxes	652,013	263,149

Income Taxes	235,000	95,000

Net Income	$417,013	$168,149

Earnings Per Share:
Basic	$0.17	$0.07
Diluted	$0.17	$0.07

Dividends Declared Per Share	$0.25	$0.25

Weighted Average Shares Outstanding:
Basic	2,446,286	2,436,231
Diluted	2,458,225	2,454,033

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,726,531	$5,814,184
Accounts receivable, less allowance for
doubtful accounts of $78,000 and $108,000	10,508,028	8,952,007
Notes and other receivables-current	41,867	64,254
Income tax receivable	500,026	642,000
Inventories	13,320,446	14,542,890
Deferred income taxes	430,000	430,000
Prepaid expenses and other	562,658	761,025
Total Current Assets	30,089,556	31,206,360

Property and Equipment, net	1,914,389	1,889,658

Cash Surrender Value of Life Insurance Policies	1,700,673	1,683,672
Notes and Other Receivables-LongTerm	113,028	191,505
Other Assets	19,388	112,172
Total Assets	$33,837,034	$35,083,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,802,719	$5,999,598
Accrued expenses	2,111,943	1,966,839
Total Current Liabilities	6,914,662	7,966,437

Deferred Income Taxes	64,000	64,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 shares issued and outstanding	611,571	611,571
Additional paid-in capital	6,308,411	6,308,411
Retained earnings	19,938,390	20,132,948
Total Stockholders' Equity	26,858,372	27,052,930
Total Liabilities and Stockholders’ Equity	$33,837,034	$35,083,367

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2012	2011

Net income	$417,013	$168,149
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Gain on sale of assets	(1,744)	-
Change in accounts receivable and inventory reserves	(66,703)	15,333
Depreciation and amortization	104,007	53,916
Change in cash surrender value of life insurance	(17,001)	(17,001)
Warranty reserve	42,117	31,672
Compensation expense related to stock options	-	1,469
Change in operating assets and liabilities:
Accounts receivable	(1,525,412)	5,009,964
Notes receivable and other non-trade receivables	194,504	42,130
Inventories	1,258,538	(1,615,368)
Prepaid expenses and other	197,511	228,922
Accounts payable	(1,196,879)	(2,340,371)
Accrued expenses	102,987	(78,837)
Income taxes receivable/ payable	141,974	(519,243)
Total adjustments	(766,101)	812,586
Net cash (used in) provided by operating activities	(349,088)	980,735

Proceeds from sale of investments	-	51,035
Proceeds from sale of assets	3,500	-
Capital expenditures	(130,494)	(395,407)
Net cash used in investing activities	(126,994)	(344,372)

Payment of cash dividend	(611,571)	(611,571)
Payment on capital leases	-	(3,236)
Proceeds from exercise of stock options	-	124,350
Net cash used in financing activities	(611,571)	(490,457)
	(1,087,653)	145,906
	5,814,184	6,515,067
	$4,726,531	$6,660,973

Cash paid during the period for:
Interest	$16,098	$227
Income taxes	93,000	614,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2011	2,431,286	$607,821	$6,238,498	$19,394,295	$26,240,614

Net income	-	-	-	168,149	168,149

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Exercise of stock options	15,000	3,750	120,600	-	124,350

Compensation expense related to
stock options	-	-	1,469	-	1,469

Balance, June 30, 2011	2,446,286	$611,571	$6,360,567	$18,950,873	$25,923,011

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2012	2,446,286	$611,571	$6,308,411	$20,132,948	$27,052,930

Net income	-	-	-	417,013	417,013

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Balance, June 30, 2012	2,446,286	$611,571	$6,308,411	$19,938,390	$26,858,372

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2012.  The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves, stock based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2012 and March 31, 2012 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month periods ended June 30, 2012 and 2011 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences, including the federal production deduction.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,
	2012	2011

Net earnings	$417,013	$168,149
Earnings Per Share:
Basic	$0.17	$0.07
Diluted	$0.17	$0.07
Weighted Average Shares Outstanding:
Basic	2,446,286	2,436,231
Diluted	2,458,225	2,454,033

At June 30, 2012 and 2011, respectively, options to acquire 28,500 and 28,500 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	June 30, 2012	March 31, 2012
Aircraft parts and supplies	$119,638	$119,638
Ground equipment manufacturing:
Raw materials	10,791,070	9,127,113
Work in process	699,527	4,363,789
Finished goods	2,447,035	1,705,268
Total inventories	14,057,270	15,315,808
Reserves	(736,824)	(772,918)

Total, net of reserves	$13,320,446	$14,542,890

5.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

No options were granted or exercised during the three months ended June 30, 2012 and no options were granted during the three months ended June 30, 2011.  During the three months ended June 30, 2011, options were exercised for the issuance of 15,000 shares.  Stock based compensation expense in the amount of $1,469 was recognized for the three-month period ended June 30, 2011 (none in 2012).  At June 30, 2012, there was no unrecognized compensation expense related to the stock options.

6.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2013.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2012.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At June 30, 2012, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.25% at June 30, 2012) plus 150 basis points.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

7.	Segment Information
The Company operates in three business segments.  The overnight air cargo segment, comprised of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers.  The ground support services segment, comprised of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company evaluates the performance of its operating segments based on operating income.

Segment data is summarized as follows:

	Three Months Ended June 30,
	2012	2011
Operating Revenues:
Overnight Air Cargo	$10,733,726	$10,826,899
Ground Equipment Sales:
Domestic	9,164,417	2,280,460
International	1,579,144	1,890,018
Total Ground Equipment Sales	10,743,561	4,170,478
Ground Support Services	3,010,878	1,564,120
Total	$24,488,165	$16,561,497

Operating Income (Loss):
Overnight Air Cargo	$754,841	$932,307
Ground Equipment Sales	252,350	(310,856)
Ground Support Services	222,420	38,665
Corporate	(575,941)	(409,124)
Total	$653,670	$250,992

Capital Expenditures:
Overnight Air Cargo	$32,902	$372,836
Ground Equipment Sales	58,370	3,071
Ground Support Services	-	19,500
Corporate	39,222	-
Total	$130,494	$395,407

Depreciation and Amortization:
Overnight Air Cargo	$37,446	$14,283
Ground Equipment Sales	16,559	9,969
Ground Support Services	33,452	19,638
Corporate	16,550	10,026
Total	$104,007	$53,916

8.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits.  Claims involving personal injury or property damages are generally subject to defense under the Company's liability insurance programs.

9.	Subsequent Events

Management has evaluated all events or transactions through the date of this filing.  During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in three business segments.  The overnight air cargo segment, comprised of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers.  The ground support services segment, comprised of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  Each business segment has separate management teams and infrastructures that offer different products and services.  The Company evaluates the performance of its operating segments based on operating income.

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended June 30,
	2012		2011

Overnight Air Cargo Segment:
FedEx	$10,734	44%	$10,827	65%
Ground Equipment Sales Segment:
Military	4,024	17%	84	1%
Commercial - Domestic	5,140	21%	2,197	13%
Commercial - International	1,579	6%	1,890	11%
	10,743	44%	4,171	25%

Ground Support Services Segment	3,011	12%	1,564	10%
	$24,488	100%	$16,562	100%

MAC and CSA are short-haul express airfreight carriers and provide air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC will also on occasion provide maintenance services to other airline customers and the U.S.  military.  Under the terms of dry-lease service agreements, which currently cover all of the 81 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  As a result, the fluctuating cost of fuel has not had any direct impact on our air cargo operating results.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.  We are presently in the process of negotiating replacement agreements with FedEx.  The terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results going forward.

MAC and CSA combined contributed approximately $10,734,000 and $10,827,000 to the Company’s revenues for the three-month periods ended June 30, 2012 and 2011, respectively, a current year decrease of $93,000 (1%).

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

On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force (“USAF”).  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2012, the third option period under the contract was exercised, extending the contract to July 2013.

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

GGS contributed approximately $10,743,000 and $4,171,000 to the Company’s revenues for the three-month periods ended June 30, 2012 and 2011, respectively, representing a $6,572,000 (158%) increase.  At June 30, 2012, GGS’s order backlog was $12.0 million compared to $10.1 million at June 30, 2011 and $15.3 million at March 31, 2012.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $3,011,000 and $1,564,000 to the Company’s revenues for the three-month periods ended June 30, 2012 and 2011, respectively, representing a $1,447,000 (92%) increase.  GAS has been successful in the past year in adding new customers and locations to build its revenue base and increase profitability.

First Quarter Highlights

The first quarter of fiscal 2012 saw the Company revenues increase by 48% over the prior year comparable quarter. Operating income also increased 160% in the same first quarter compared to the prior year quarter.  These results represent a positive reversal of recent trends in profitability and reflect a solid first quarter for the Company.

Revenues from the air cargo segment decreased 1% compared to the first quarter of the prior fiscal year, while operating income decreased 19%.  The air cargo segment had benefited in the prior year from the four additional ATR 72 aircraft that were added to its revenue fleet of aircraft.  The air cargo segment has added a number of key management personnel in both its flight and maintenance departments in the past year in order to adequately staff the company for the increased level of aircraft.  This personnel cost is the principal cause for the decrease in operating income this quarter.

Revenues for GGS increased by 158% compared to the first quarter of the prior fiscal year.  GGS had operating income of approximately $252,000 for the quarter, compared to an operating loss of $311,000 in the prior year’s comparable quarter.  GGS’s revenues included $4,024,000 in sales to the USAF in the first quarter of the current fiscal year under the deicer and flight line tow tractor contracts.  Pricing under our current contracts with the USAF resulted from very competitive conditions, and accordingly, margins under these contracts are substantially lower than under the contracts they replaced.  GGS continues to see increased pressure on margins in highly competitive domestic, international and military equipment markets.

During the quarter ended June 30, 2012, revenues from our GAS subsidiary increased by $1,447,000 (92%) as a result of the company’s growth in new customers and locations.  Operating income for GAS increased by $184,000 (475%) for the quarter.

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

Seasonality

The deicer industry that GGS operates in has historically been seasonal.  The Company has been able to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its product line to include military and international sales to increase revenues and earnings throughout the year. Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the impact on the Company.  If sales to the USAF cease to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume, with revenues and operating income for the segment being lower in the first and fourth fiscal quarters.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

First Quarter 2013 Compared to First Quarter 2012

Consolidated revenue increased $7,927,000 (48%) to $24,488,000 for the three-month period ended June 30, 2012 compared to its equivalent prior period.  The increase in revenues can be principally attributed to an increase in business in our ground equipment and ground support segments.  Revenue in the ground equipment segment increased $6,573,000 (158%) as a result of increased military and commercial sales.  The segment benefited from significant USAF deliveries in the current year quarter.  Revenues in the ground support services segment were up $1,447,000 (92%), as a result of the company’s addition of new customers and locations.  Revenues in our air cargo segment were relatively flat, decreasing 1%.

Operating expenses increased $7,524,000 (46%) to $23,834,000 for the three-month period ended June 30, 2012 compared to its equivalent prior period.  The principal component of the increase was a $5,926,000 (169%) increase in ground equipment sales segment operating expenses, correlating to the increase in segment revenue.  Ground support services segment operating costs increased $1,113,000 (100%) driven primarily by the current quarter’s increase in revenues.  Air cargo operating expenses increased by $25,000, principally as a result of increased management personnel costs in the flight and maintenance departments.  General and administrative expenses increased $411,000 (16%) to $2,947,000 for the three-month period ended June 30, 2011 compared to its equivalent prior period. The principal components of this increase were a $150,000 increase in professional fees, a $143,000 increase in salaries and related benefits and a $50,000 increase in profit sharing expense as a result of increased profits.

Operating income for the quarter ended June 30, 2012 was $654,000, a $403,000 (160%) increase from the same quarter of the prior year.  The ground equipment sales segment produced operating income of $252,000 in the quarter ended June 30, 2012 compared to an operating loss of $311,000 in the prior year comparable quarter.  The increase is the result of increased unit sales in the current quarter compared to the prior quarter.  The ground support services segment saw an $184,000 (475%) increase in its operating income resulting from the growth in customers and locations over the past year. The overnight air cargo segment saw a 19% decrease in its operating income but remains a very profitable segment of the Company.  The decrease in operating income of this segment was principally attributable to the addition of key management personnel in both its flight and maintenance departments to address increased aircraft levels.

Pretax earnings increased $389,000 for the three-month period ended June 30, 2012 compared to the prior comparable period, primarily due to the increases in the ground equipment sales and ground support services segments operating income.

During the three-month period ended June 30, 2012, the Company recorded $235,000 in income tax expense, which resulted in an estimated annual tax rate of 36%,  the same rate as for the comparable quarter in 2011.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by the benefit of the federal production deduction.

Liquidity and Capital Resources

As of June 30, 2012 the Company's working capital amounted to $23,175,000, a decrease of $65,000 compared to March 31, 2012.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2013.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2012.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2012, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at June 30, 2012 was .25%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended June 30, 2012, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011

Net Cash Provided by (Used in) Operating Activities	$(349,000)	$981,000
Net Cash Used in Investing Activities	(127,000)	(344,000)
Net Cash Used in Financing Activities	(612,000)	(491,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$(1,088,000)	$146,000

Cash used in operating activities was $1,330,000 more for the three-month period ended June 30, 2012 compared to the similar prior year period, resulting from a variety of offsetting factors.  The most significant factor was accounts receivable which increased marginally during the current period while it decreased substantially in the prior comparable period, relating to sales levels in each of the respective periods.

Cash used in investing activities for the three-month period ended June 30, 2012 was $217,000 less than the comparable prior year period due to the decrease in capital expenditures.

Cash used in financing activities was $121,000 more in the three-month period ended June 30, 2012, than in the corresponding prior year period due to proceeds from the exercise of stock options in the prior period totaling $124,000.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.25 per share cash dividend in June 2012.

Impact of Inflation

The Company believes that inflation has not had a material effect on its operations, because increased costs to date have been passed on to its customers. Under the terms of its air cargo business contracts the major cost components of its operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed, without markup by its customer.  Significant increases in inflation rates or a change in air cargo contracts, shifting the risk of these cost increases to the Company, could have a material impact on future revenue and operating income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Information on legal proceedings is set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which is incorporated by reference herein.

Item 6.  Exhibits

(a)	Exhibits
	No.	Description

3.1
Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008 and Certificate of Designation dated March 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (Commission file No. 0-11720)

	3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  August 7, 2012
/s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)

/s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)

AIR T, INC.
EXHIBIT INDEX

(a)	Exhibits
	No.	Description

3.1
Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008 and Certificate of Designation dated March 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (Commission file No. 0-11720)

	3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.