Form 10-Q
period 2012-09-30
AIR T INC
filed 2012-11-02
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012
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
Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer     Smaller Reporting Company__X__
               (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                  No__X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                           Outstanding Shares at October 26, 2012
       Common Shares, par value of $.25 per share                                                                     2,446,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months and Six Months Ended September 30, 2012 and 2011 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	September 30, 2012 (Unaudited) and March 31, 2012

	Condensed Consolidated Statements of Cash Flows	5
	Six Months Ended September 30, 2012 and 2011 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Six Months Ended September 30, 2012 and 2011 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

	PART II

Item 6.	Exhibits	15
	Signatures	16
	Exhibit Index	17
	Certifications	18
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues:
Overnight air cargo	$12,051,201	$12,339,606	$22,784,927	$23,166,505
Ground equipment sales	6,085,616	11,174,548	16,829,177	15,345,026
Ground support services	3,025,243	1,946,764	6,036,121	3,510,884
	21,162,060	25,460,918	45,650,225	42,022,415

Operating Expenses:
Flight-air cargo	4,939,237	4,838,168	9,399,631	9,422,514
Maintenance-air cargo	5,365,093	5,733,099	10,028,882	10,248,117
Ground equipment sales	5,132,797	9,953,745	14,564,753	13,459,595
Ground support services	2,294,367	1,299,996	4,523,799	2,416,064
General and administrative	2,975,925	2,654,301	5,920,842	5,189,608
Depreciation and amortization	103,707	62,795	207,714	116,711
	20,811,126	24,542,104	44,645,621	40,852,609

Operating Income	350,934	918,814	1,004,604	1,169,806

Non-operating Income (Expense):
Investment income	3,463	10,351	8,028	22,735
Interest expense and Other	(965)	(1,442)	(7,187)	(1,669)
	2,498	8,909	841	21,066

Income Before Income Taxes	353,432	927,723	1,005,445	1,190,872

Income Taxes	126,000	335,000	361,000	430,000

Net Income	$227,432	$592,723	$644,445	$760,872

Earnings Per Share:
Basic	$0.09	$0.24	$0.26	$0.31
Diluted	$0.09	$0.24	$0.26	$0.31

Dividends Declared Per Share	$-	$-	$0.25	$0.25

Weighted Average Shares Outstanding:
Basic	2,446,286	2,446,286	2,446,286	2,441,286
Diluted	2,450,165	2,446,286	2,454,162	2,449,583

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,756,492	$5,814,184
Accounts receivable, less allowance for
doubtful accounts of $107,000 and $108,000	8,308,670	8,952,007
Notes and other receivables-current	43,083	64,254
Income tax receivable	327,000	642,000
Inventories	13,924,278	14,542,890
Deferred income taxes	430,000	430,000
Prepaid expenses and other	457,592	761,025
Total Current Assets	29,247,115	31,206,360

Property and Equipment, net	1,898,509	1,889,658

Cash Surrender Value of Life Insurance Policies	1,717,674	1,683,672
Notes and Other Receivables-Long Term	-	191,505
Other Assets	111,145	112,172
Total Assets	$32,974,443	$35,083,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,120,838	$5,999,598
Accrued expenses	1,702,801	1,966,839
Total Current Liabilities	5,823,639	7,966,437

Deferred Income Taxes	64,000	64,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 shares issued and outstanding	611,571	611,571
Additional paid-in capital	6,309,411	6,308,411
Retained earnings	20,165,822	20,132,948
Total Stockholders' Equity	27,086,804	27,052,930
Total Liabilities and Stockholders’ Equity	$32,974,443	$35,083,367

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$644,445	$760,872
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Loss on disposal of equipment	541	875
Change in accounts receivable and inventory reserves	16,457	35,760
Depreciation and amortization	207,714	116,711
Change in cash surrender value of life insurance	(34,002)	(34,002)
Warranty reserve	99,186	200,245
Compensation expense related to stock options	1,000	1,469
Change in operating assets and liabilities:
Accounts receivable	644,815	(519,568)
Notes receivable and other non-trade receivables	212,676	128,340
Inventories	600,677	(1,204,781)
Prepaid expenses and other	304,460	(113,093)
Accounts payable	(1,878,760)	460,839
Accrued expenses	(363,224)	(412,785)
Income taxes receivable/ payable	315,000	(596,890)
Total adjustments	126,540	(1,936,880)
Net cash provided by (used in) operating activities	770,985	(1,176,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	51,035
Capital expenditures	(220,606)	(605,709)
Proceeds from sale of assets	3,500	-
Net cash used in investing activities	(217,106)	(554,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(611,571)	(611,571)
Payment on capital leases	-	(6,496)
Proceeds from exercise of stock options	-	124,350
Net cash used in financing activities	(611,571)	(493,717)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(57,692)	(2,224,399)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,814,184	6,515,067
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,756,492	$4,290,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,000	$2,000
Income taxes	46,000	1,027,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2011	2,431,286	$607,821	$6,238,498	$19,394,295	$26,240,614

Net income	-	-	-	760,872	760,872

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Exercise of stock options	15,000	3,750	120,600	-	124,350

Compensation expense related to
stock options	-	-	1,469	-	1,469

Balance, September 30, 2011	2,446,286	$611,571	$6,360,567	$19,543,596	$26,515,734

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2012	2,446,286	$611,571	$6,308,411	$20,132,948	$27,052,930

Net income	-	-	-	644,445	644,445

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Compensation expense related to
stock options	-	-	1,000	-	1,000

Balance, September 30, 2012	2,446,286	$611,571	$6,309,411	$20,165,822	$27,086,804

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

The tax effect of temporary differences, primarily asset reserves, stock-based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2012 and March 31, 2012 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month and six-month periods ended September 30, 2012 and 2011 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net earnings	$227,432	$592,723	$644,445	$760,872
Earnings Per Share:
Basic	$0.09	$0.24	$0.26	$0.31
Diluted	$0.09	$0.24	$0.26	$0.31
Weighted Average Shares Outstanding:
Basic	2,446,286	2,446,286	2,446,286	2,441,286
Diluted	2,450,165	2,446,286	2,454,162	2,449,583

For the three months ended September 30, 2012 and 2011, respectively, options to acquire 33,500 and 200,000 shares of common stock, and for the six months ended September 30, 2012 and 2011, respectively, options to acquire 31,000 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	September 30, 2012	March 31, 2012
Aircraft parts and supplies	$119,637	$119,638
Ground equipment manufacturing:
Raw materials	8,433,365	9,127,113
Work in process	4,630,758	4,363,789
Finished goods	1,531,371	1,705,268
Total inventories	14,715,131	15,315,808
Reserves	(790,853)	(772,918)

Total, net of reserves	$13,924,278	$14,542,890

5.	Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

During the three months ended September 30, 2012, options for 2,500 shares were granted to a director.  During the three months ended June 30, 2011, options were exercised for the issuance of 15,000 shares.  No other options were granted or exercised during the six-month periods ended September 30, 2012 and 2011.  Stock-based compensation expense in the amount of $1,000 and $1,469 was recognized for the six-month periods ended September 30, 2012 and 2011, respectively.  At September 30, 2012, there was $2,700 in unrecognized compensation expense related to the stock options.

6.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2012, the expiration date of the credit line was extended from August 31, 2013 to August 31, 2014.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2012.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At September 30, 2012, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.21% at September 30, 2012) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues:
Overnight Air Cargo	$12,051,201	$12,339,606	$22,784,927	$23,166,505
Ground Equipment Sales:
Domestic	4,386,908	9,872,322	13,551,325	12,152,782
International	1,698,708	1,302,226	3,277,852	3,192,244
Total Ground Equipment Sales	6,085,616	11,174,548	16,829,177	15,345,026
Ground Support Services	3,025,243	1,946,764	6,036,121	3,510,884
Total	$21,162,060	$25,460,918	$45,650,225	$42,022,415

Operating Income (Loss):
Overnight Air Cargo	$863,893	$981,071	$1,618,734	$1,913,378
Ground Equipment Sales	(163,765)	218,442	140,743	(92,414)
Ground Support Services	52,028	156,616	222,290	195,281
Corporate	(401,222)	(437,315)	(977,163)	(846,439)
Total	$350,934	$918,814	$1,004,604	$1,169,806

Capital Expenditures:
Overnight Air Cargo	$16,593	$57,281	$49,495	$430,117
Ground Equipment Sales	53,281	19,519	111,651	22,590
Ground Support Services	16,038	131,402	16,038	150,902
Corporate	4,200	2,100	43,422	2,100
Total	$90,112	$210,302	$220,606	$605,709

Depreciation and Amortization:
Overnight Air Cargo	$38,444	$14,207	$75,890	$28,490
Ground Equipment Sales	18,837	10,439	35,396	20,408
Ground Support Services	33,465	31,172	66,917	50,810
Corporate	12,961	6,977	29,511	17,003
Total	$103,707	$62,795	$207,714	$116,711

8.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits.

9.	Subsequent Events

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012		2011

Overnight Air Cargo Segment:
FedEx	$12,051	57%	$12,340	48%	$22,785	50%	$23,167	55%
Ground Equipment Sales Segment:
Military	816	4%	5,339	21%	4,840	11%	5,423	13%
Commercial - Domestic	3,571	17%	4,533	18%	8,711	19%	6,730	16%
Commercial - International	1,699	8%	1,302	5%	3,278	7%	3,192	8%
	6,086	29%	11,174	44%	16,829	37%	15,345	37%

Ground Support Services Segment	3,025	14%	1,947	8%	6,036	13%	3,511	8%
	$21,162	100%	$25,461	100%	$45,650	100%	$42,023	100%

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

MAC and CSA combined contributed approximately $22,785,000 and $23,167,000 to the Company’s revenues for the six-month periods ended September 30, 2012 and 2011, respectively, a current year decrease of $382,000 (2%).

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

In September 2010, GGS was awarded a contract to supply flight line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2012, the second option period under the contract was exercised, extending the contract to September 2013.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  Margins on the flight line tow tractors are lower than deicing equipment margins.

GGS contributed approximately $16,829,000 and $15,345,000 to the Company’s revenues for the six-month periods ended September 30, 2012 and 2011, respectively, representing a $1,484,000 (10%) increase.  At September 30, 2012, GGS’s order backlog was $15.5 million compared to $20.0 million at September 30, 2011 and $15.3 million at March 31, 2012.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $6,036,000 and $3,511,000 to the Company’s revenues for the six-month periods ended September 30, 2012 and 2011, respectively, representing a $2,525,000 (72%) increase.  GAS has been successful in the past year in adding new customers and locations to build its revenue base.

Second Quarter Highlights

Revenues from the air cargo segment decreased 2% compared to the second quarter of the prior fiscal year, while operating income decreased 12%, continuing the trend that we experienced in the first quarter of this fiscal year.  The air cargo segment has added a number of key management personnel in both its flight and maintenance departments in the past year which is the principal cause for the decrease in operating income this quarter.  The segment continues to generate steady profits.

Revenues for GGS decreased by 46% compared to the second quarter of the prior fiscal year.  GGS generated an operating loss of approximately $164,000 for the quarter, compared to operating income of $218,000 in the prior year comparable quarter.  The principal factor in the decrease in revenues and operating profits was a $4,523,000 decrease in sales to the USAF in the second quarter compared to the prior year quarter.  GGS revenues from the USAF were high in the first quarter of the current fiscal year, but dropped off in the second quarter.  GGS backlog at September 30, 2012 includes $11.2 million of orders from the USAF which will be delivered over the remainder of this fiscal year.  In addition, during the second quarter, GGS observed general weakening in domestic market demand for commercial deicing units which it believes is attributable in part to mild weather conditions in the United States this past winter.  GGS continues to see increased pressure on margins in highly competitive domestic, international and military equipment markets, although gross margins did increase by approximately four percentage points this quarter over the prior year comparable quarter, partially attributable to a change in customer mix to a higher percentage of commercial deicing units and partially due to improving production efficiencies.

During the quarter ended September 30, 2012, revenues from our GAS subsidiary increased by $1,079,000 (55%) as a result of the company’s growth in new customers and locations.  GAS operating income was $52,000 this quarter, down from income of $157,000 in the prior year comparable quarter, as the company incurred higher than normal costs in the startup up of several new large stations and has added additional management staff to manage the growth.

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

Seasonality

The deicer industry that GGS operates in has historically been seasonal.  The Company has been able to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its product line to include military and international sales to increase revenues and earnings throughout the year. Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has lessened the impact on the Company.  If sales to the USAF cease to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business may resume, with revenues and operating income for the segment typically being lower in the first and fourth fiscal quarters.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

Second Quarter Fiscal 2013 Compared to Second Quarter Fiscal 2012

Consolidated revenue decreased $4,299,000 (17%) to $21,162,000 for the three-month period ended September 30, 2012 compared to its equivalent prior period.  The decrease in revenues can be principally attributed to decreases in business in our ground equipment sales segment.  Revenues in the ground equipment sales segment decreased $5,089,000 (46%), the principal component being a $4,523,000 decrease in revenues from the USAF in the current quarter compared to the prior year comparable quarter.  Offsetting that large decrease in revenues was a $1,079,000 (55%) increase in the ground support services segment revenues as a result of the company’s growth in new customers and locations.

Operating expenses decreased $3,731,000 (15%) for the three-month period ended September 30, 2012 compared to its equivalent prior period.  The principal component of the decrease was a $4,821,000 (48%) decrease in ground equipment sales segment operating costs, driven primarily by the current quarter’s decrease in revenues.  Ground support services segment operating expenses increased $994,000 (76%) principally relating to the increase in revenues for the segment but also as a result of increased startup costs and management staffing related to several large new stations in this quarter.  General and administrative expenses increased $322,000 (12%) for the three-month period ended September 30, 2012 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components of this increase being salary costs including health insurance, travel expense, rents and professional fees, partially offset by a decrease in profit sharing expense.

Operating income for the quarter ended September 30, 2012 was $351,000, a $568,000 (62%) decrease from the same quarter of the prior year.  The ground equipment sales segment incurred an operating loss of $164,000 in the quarter ended September 30, 2012 compared to operating income of $218,000 in the prior year comparable quarter, a $382,000 reduction.  The reduction is the direct result of reduced revenues in the current quarter, principally from reduced sales to the USAF.  The ground support services segment saw a $105,000 decrease in its operating income in the current quarter.  Although revenues were up, the startup costs associated with opening new large stations resulted in reduced operating income this quarter. The overnight air cargo segment saw an $117,000 (12%) decrease in its operating income due to increased labor and other costs.

Non-operating income, net decreased $6,000 for the three-month period ended September 30, 2012.  The principal difference was a decrease in investment income.

Pretax earnings decreased $574,000 for the three-month period ended September 30, 2012 compared to the prior comparable period, relating to the decreased operating income of all three segments as detailed above.

During the three-month period ended September 30, 2012, the Company recorded $126,000 in income tax expense, which resulted in an estimated annual tax rate of 35.7%,  comparable to the rate of 36.1% for the comparable prior quarter.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes.

First Six Months of Fiscal 2013 Compared to First Six Months of Fiscal 2012

Consolidated revenue increased $3,628,000 (9%) to $45,650,000 for the six-month period ended September 30, 2012 compared to its equivalent prior period.  The increase in revenues can be attributed to increases in business in our ground equipment sales and ground support services segments.  Revenues in the ground equipment sales segment increased $1,484,000 (10%).   Revenues in the ground support services segment were up $2,525,000 (72%), resulting from the addition of new customers and locations over the past year, particularly several new large locations for one customer.

Operating expenses increased $3,793,000 (9%) for the six-month period ended September 30, 2012 compared to its equivalent prior period.  Ground equipment sales segment operating costs increased $1,105,000 (8%) driven primarily by the current period’s increase in revenues.  Ground support services segment operating expenses increased $2,108,000 (87%) following the increase in revenues for the segment but also as a result of increased startup costs and management staffing related to several large new stations in this quarter.  General and administrative expenses increased $731,000 (14%) for the six-month period ended September 30, 2012 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components of this increase being salary costs including health insurance, travel, rents and professional fees offset by a decrease in office equipment and supplies.

Operating income for the six-month period ended September 30, 2012 was $1,005,000, a $165,000 (14%) decrease from the same period of the prior year.  The overnight air cargo segment saw a $295,000 (15%) decrease in its operating income due to increased labor, travel, insurance and other flight and maintenance costs.  The ground equipment sales segment experienced a $233,000 increase in its operating income in the six-month period ended September 30, 2012.  The increase is the result of increased revenues in the current period.  The ground support services segment saw a $27,000 (14%) increase in its operating income for the period.

 Non-operating income, net decreased $20,000 for the six-month period ended September 30, 2012.  The principal difference was a decrease in investment income, due to decreased returns on cash and investment balances in the current period.

Pretax earnings decreased $185,000 for the six-month period ended September 30, 2012 compared to the prior comparable period, primarily due to the decrease in the overnight air cargo segment operating income.

During the six-month period ended September 30, 2012, the Company recorded $361,000 in income tax expense, which resulted in an estimated annual tax rate of 35.9%,  comparable to the rate of 36.1% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of September 30, 2012 the Company's working capital amounted to $23,423,000, an increase of $184,000 compared to March 31, 2012.

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2012, the expiration date of the credit line was extended from August 31, 2013 to August 31, 2014.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2012.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2012, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at September 30, 2012 was .21%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended September 30, 2012, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended September 30, 2012 and 2011:
	Six Months Ended September 30,
	2012	2011

Net Cash Provided by (Used in) Operating Activities	$771,000	$(1,176,000)
Net Cash Used in Investing Activities	(217,000)	(555,000)
Net Cash Used in Financing Activities	(612,000)	(494,000)

Net Decrease in Cash and Cash Equivalents	$(58,000)	$(2,225,000)

During 2011, the Company used cash in operating activities primarily to support growth in receivables and inventories resulting from increases in sales and backlog for the 2011 period.  For 2012, decreases in receivables, inventories and other current assets were offset by the reduction in accounts payable and accrued expenses.

Cash used in investing activities for the six-month period ended September 30, 2012 was $338,000 less than the comparable prior year period due to the decrease in capital expenditures.

Cash used in financing activities was $118,000 more for the six-month period ended September 30, 2012, than in the corresponding prior year period due to proceeds from the exercise of stock options in the prior period totaling $124,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 3 to Loan Agreement dated August 29, 2012 between Bank of America, N.A. and Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support LLC, CSA Air, Inc. and Global Aviation Services, LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2012 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  November 2, 2012
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

10.1
Amendment No. 3 to Loan Agreement dated August 29, 2012 between Bank of America, N.A. and Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support LLC, CSA Air, Inc. and Global Aviation Services, LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2012 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.