Form 10-Q
period 2012-12-31
AIR T INC
filed 2013-02-01
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2012
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

       Common Stock                                                                                                        Outstanding Shares at January 25, 2013
    Common Shares, par value of $.25 per share                                                                                                           2,446,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income	3
	Three Months and Nine Months Ended December 31, 2012 and 2011 (Unaudited)

	Condensed Consolidated Balance Sheets	4
	December 31, 2012 (Unaudited) and March 31, 2012

	Condensed Consolidated Statements of Cash Flows	5
	Nine Months Ended December 31, 2012 and 2011 (Unaudited)

	Condensed Consolidated Statements of Stockholders' Equity	6
	Nine Months Ended December 31, 2012 and 2011 (Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

	PART II

Item 6.	Exhibits	15
	Signatures	16
	Exhibit Index	17
	Certifications	18
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Operating Revenues:
Overnight air cargo	$12,416,819	$12,062,070	$35,201,746	$35,228,575
Ground equipment sales	10,945,263	10,940,354	27,774,440	26,285,380
Ground support services	3,341,186	2,647,621	9,377,307	6,158,505
	26,703,268	25,650,045	72,353,493	67,672,460

Operating Expenses:
Flight-air cargo	5,139,155	4,947,424	14,538,786	14,369,938
Maintenance-air cargo	5,672,376	5,533,222	15,701,258	15,781,339
Ground equipment sales	9,344,448	9,526,057	23,909,201	22,985,652
Ground support services	2,220,193	1,783,466	6,743,992	4,199,530
General and administrative	3,235,425	2,883,580	9,156,267	8,074,063
Depreciation and amortization	105,129	74,992	312,843	191,703
	25,716,726	24,748,741	70,362,347	65,602,225

Operating Income	986,542	901,304	1,991,146	2,070,235

Non-operating Income:
Interest income, net	3,218	5,424	4,059	27,365
	3,218	5,424	4,059	27,365

Income Before Income Taxes	989,760	906,728	1,995,205	2,097,600

Income Taxes	357,000	328,000	718,000	758,000

Net Income	$632,760	$578,728	$1,277,205	$1,339,600

Earnings Per Share:
Basic	$0.26	$0.24	$0.52	$0.55
Diluted	$0.26	$0.24	$0.52	$0.55

Dividends Declared Per Share	$-	$-	$0.25	$0.25

Weighted Average Shares Outstanding:
Basic	2,446,286	2,446,286	2,446,286	2,442,959
Diluted	2,447,349	2,446,286	2,450,837	2,447,440

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,538,029	$5,814,184
Accounts receivable, less allowance for
doubtful accounts of $94,000 and $108,000	8,515,850	8,952,007
Notes and other receivables-current	46,886	64,254
Income tax receivable	5,800	642,000
Inventories	13,436,565	14,542,890
Deferred income taxes	430,000	430,000
Prepaid expenses and other	527,712	761,025
Total Current Assets	32,500,842	31,206,360

Property and Equipment, net	1,859,144	1,889,658

Cash Surrender Value of Life Insurance Policies	1,734,675	1,683,672
Notes and Other Receivables-Long Term	-	191,505
Other Assets	111,144	112,172
Total Assets	$36,205,805	$35,083,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,808,699	$5,999,598
Accrued expenses	2,607,542	1,966,839
Total Current Liabilities	8,416,241	7,966,437

Deferred Income Taxes	64,000	64,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 shares issued and outstanding	611,571	611,571
Additional paid-in capital	6,315,411	6,308,411
Retained earnings	20,798,582	20,132,948
Total Stockholders' Equity	27,725,564	27,052,930
Total Liabilities and Stockholders’ Equity	$36,205,805	$35,083,367

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,277,205	$1,339,600
Adjustments to reconcile net income to net
cash provided by operating activities:
Loss (gain) on disposal of equipment	2,184	(29,659)
Change in accounts receivable and inventory reserves	(19,293)	45,936
Depreciation and amortization	312,843	191,703
Change in cash surrender value of life insurance	(51,003)	(51,003)
Deferred income taxes	-	116,000
Warranty reserve	153,493	361,757
Compensation expense related to stock options	7,000	1,469
Change in operating assets and liabilities:
Accounts receivable	450,284	748,252
Notes receivable and other non-trade receivables	208,873	134,900
Inventories	1,111,491	(46,548)
Prepaid expenses and other	234,341	(264,651)
Accounts payable	(190,899)	(812,839)
Accrued expenses	487,210	197,778
Income taxes receivable/ payable	636,200	(430,843)
Total adjustments	3,342,724	162,252
Net cash provided by operating activities	4,619,929	1,501,852

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	51,035
Capital expenditures	(292,513)	(749,772)
Proceeds from sale of assets	8,000	37,500
Net cash used in investing activities	(284,513)	(661,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(611,571)	(611,571)
Payment on capital leases	-	(8,271)
Proceeds from exercise of stock options	-	124,350
Net cash used in financing activities	(611,571)	(495,492)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,723,845	345,123
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,814,184	6,515,067
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,538,029	$6,860,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,000	$1,800
Income taxes	82,000	1,073,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2011	2,431,286	$607,821	$6,238,498	$19,394,295	$26,240,614

Net income	-	-	-	1,339,600	1,339,600

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Exercise of stock options	15,000	3,750	120,600	-	124,350

Compensation expense related to
stock options	-	-	1,469	-	1,469

Balance, December 31, 2011	2,446,286	$611,571	$6,360,567	$20,122,324	$27,094,462

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2012	2,446,286	$611,571	$6,308,411	$20,132,948	$27,052,930

Net income	-	-	-	1,277,205	1,277,205

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Compensation expense related to
stock options	-	-	7,000	-	7,000

Balance, December 31, 2012	2,446,286	$611,571	$6,315,411	$20,798,582	$27,725,564

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

The tax effect of temporary differences, primarily asset reserves, stock-based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2012 and March 31, 2012 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month and nine-month periods ended December 31, 2012 and 2011 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net earnings	$632,760	$578,728	$1,277,205	$1,339,600
Earnings Per Share:
Basic	$0.26	$0.24	$0.52	$0.55
Diluted	$0.26	$0.24	$0.52	$0.55
Weighted Average Shares Outstanding:
Basic	2,446,286	2,446,286	2,446,286	2,442,959
Diluted	2,447,349	2,446,286	2,450,837	2,447,440

For the three months ended December 31, 2012 and 2011, respectively, options to acquire 43,500 and 200,000 shares of common stock, and for the nine months ended December 31, 2012 and 2011, respectively, options to acquire 43,500 and 31,000 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	December 31, 2012	March 31, 2012
Aircraft parts and supplies	$119,638	$119,638
Ground equipment manufacturing:
Raw materials	7,219,882	9,127,113
Work in process	3,877,283	4,363,789
Finished goods	2,987,514	1,705,268
Total inventories	14,204,317	15,315,808
Reserves	(767,752)	(772,918)

Total, net of reserves	$13,436,565	$14,542,890

5.	Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

During the three months ended December 31, 2012, options for 10,000 shares were granted to an employee and during the three months ended September 30, 2012, options for 2,500 shares were granted to a director.  During the three months ended June 30, 2011, options were exercised for the issuance of 15,000 shares.  No other options were granted or exercised during the nine-month periods ended December 31, 2012 and 2011.  Stock-based compensation expense in the amount of $7,000 and $1,469 was recognized for the nine-month periods ended December 31, 2012 and 2011, respectively.  At December 31, 2012, there was $16,700 in unrecognized compensation expense related to the stock options.

6.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2012, the expiration date of the credit line was extended from August 31, 2013 to August 31, 2014.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2012.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At December 31, 2012, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.21% at December 31, 2012) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Operating Revenues:
Overnight Air Cargo	$12,416,819	$12,062,070	$35,201,746	$35,228,575
Ground Equipment Sales:
Domestic	7,802,351	8,199,056	21,353,676	20,351,838
International	3,142,912	2,741,298	6,420,764	5,933,542
Total Ground Equipment Sales	10,945,263	10,940,354	27,774,440	26,285,380
Ground Support Services	3,341,186	2,647,621	9,377,307	6,158,505
Total	$26,703,268	$25,650,045	$72,353,493	$67,672,460

Operating Income (Loss):
Overnight Air Cargo	$707,561	$830,631	$2,326,295	$2,744,009
Ground Equipment Sales	441,346	160,615	582,089	68,201
Ground Support Services	407,954	335,982	630,244	530,388
Corporate	(570,319)	(425,924)	(1,547,482)	(1,272,363)
Total	$986,542	$901,304	$1,991,146	$2,070,235

Capital Expenditures:
Overnight Air Cargo	$36,156	$90,519	$85,651	$520,636
Ground Equipment Sales	16,508	13,730	128,159	36,320
Ground Support Services	15,335	32,590	31,373	183,492
Corporate	3,908	7,224	47,330	9,324
Total	$71,907	$144,063	$292,513	$749,772

Depreciation and Amortization:
Overnight Air Cargo	$38,815	$23,289	$114,705	$51,779
Ground Equipment Sales	20,500	12,843	55,896	33,251
Ground Support Services	32,820	26,950	99,737	77,760
Corporate	12,994	11,910	42,505	28,913
Total	$105,129	$74,992	$312,843	$191,703

8.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits.

9.	Subsequent Events

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2012		2011		2012		2011

Overnight Air Cargo Segment:
FedEx	$12,417	46%	$12,062	47%	$35,202	49%	$35,229	52%
Ground Equipment Sales Segment:
Military	3,943	15%	102	0%	8,783	12%	5,525	8%
Commercial - Domestic	3,859	14%	8,096	32%	12,570	17%	14,826	22%
Commercial - International	3,143	12%	2,742	11%	6,421	9%	5,934	9%
	10,945	41%	10,940	43%	27,774	38%	26,285	39%

Ground Support Services Segment	3,341	13%	2,648	10%	9,377	13%	6,159	9%
	$26,703	100%	$25,650	100%	$72,353	100%	$67,673	100%

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

MAC and CSA combined contributed approximately $35,202,000 and $35,229,000 to the Company’s revenues for the nine-month periods ended December 31, 2012 and 2011, respectively, a current year decrease of $27,000.

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

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2012, the second option period under the contract was exercised, extending the contract to September 2013.  The value of the contract, as well as the number of units to be delivered, will be determined based upon annual requirements and available funding of the USAF.  Margins on the flight-line tow tractors are lower than deicing equipment margins.

GGS contributed approximately $27,774,000 and $26,285,000 to the Company’s revenues for the nine-month periods ended December 31, 2012 and 2011, respectively, representing a $1,489,000 (6%) increase.  At December 31, 2012, GGS’s order backlog was $9.2 million compared to $14.9 million at December 31, 2011 and $15.3 million at March 31, 2012.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $9,377,000 and $6,159,000 to the Company’s revenues for the nine-month periods ended December 31, 2012 and 2011, respectively, representing a $3,218,000 (52%) increase.  GAS has been successful in the past year in adding new customers and locations to build its revenue base.

Third Quarter Highlights

Revenues from the air cargo segment increased 3% compared to the third quarter of the prior fiscal year, while operating income decreased 15%, continuing the trend that we experienced in the first two quarters of this fiscal year.  The air cargo segment has added a number of key management personnel in both its flight and maintenance departments in the past year which is the principal cause for the decrease in operating income this quarter compared to the prior year comparable quarter.

Revenues for GGS were flat when compared to the third quarter of the prior fiscal year.  GGS generated operating income of approximately $441,000 for the quarter, an increase of $281,000 compared to the prior year comparable quarter.  The principal factor for the increase in operating profits was a two percentage point increase in gross margin compared to the prior year comparable quarter.  While GGS continues to see increased pressure on margins in highly competitive domestic, international and military equipment markets, the increase in gross margin is consistent with the increase in the second quarter of this fiscal year and is attributable to improving production efficiencies.

During the quarter ended December 31, 2012, revenues from our GAS subsidiary increased by $694,000 (26%) as a result of the company’s growth in new customers and locations.  GAS operating income also increased by $72,000 (21%), representing a solid quarter for this segment.

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

Results of Operations

Third Quarter Fiscal 2013 Compared to Third Quarter Fiscal 2012

Consolidated revenue increased $1,053,000 (4%) to $26,703,000 for the three-month period ended December 31, 2012 compared to its equivalent prior period.  The increase in revenues can be principally attributed to the $694,000 (26%) increase in the ground support services segment revenues as a result of the segment’s recent growth in new customers and locations.  Revenues in the ground equipment sales segment were flat quarter over quarter and the air cargo segment showed a nominal 3% increase in revenues over the prior year comparable quarter as a result of a comparable increase in costs passed through to the segment’s customer without markup.

Operating expenses increased $968,000 (4%) for the three-month period ended December 31, 2012 compared to its equivalent prior period.  The increase in total operating expenses corresponded to the increase in revenues for the quarter.  The principal component of the increase was a $437,000 (24%) increase in ground support services segment operating costs, driven primarily by the current quarter’s increase in revenues.  Ground equipment sales segment operating expenses decreased $182,000 (2%) due to increases in production efficiencies resulting in a two percentage point increase in gross margin, quarter over quarter.  Air cargo segment operating costs increased 3% for the quarter, consistent with the increase in revenues.  General and administrative expenses increased $351,000 (12%) for the three-month period ended December 31, 2012 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components of this increase being salary costs including health insurance, rents and professional fees.

Operating income for the quarter ended December 31, 2012 was $987,000, an $85,000 (9%) increase from the same quarter of the prior year.  The ground equipment sales segment reported a $281,000 (175%) increase in its operating income for the quarter ended December 31, 2012, principally relating to the increase in gross margin percentage discussed in the prior paragraph.  The ground support services segment saw a $72,000 (21%) increase in its operating income in the current quarter, directly related to the increased growth in revenues for the quarter. The overnight air cargo segment saw a $123,000 (15%) decrease in its operating income due to an increase in key management personnel in both its flight and maintenance departments, consistent with the prior quarter results.

Non-operating income, net decreased $2,000 for the three-month period ended December 31, 2012.

Pretax earnings increased $83,000 for the three-month period ended December 31, 2012 compared to the prior comparable period, relating to the increased operating income of the ground equipment sales and ground support services segments, as detailed above.

During the three-month period ended December 31, 2012, the Company recorded $357,000 in income tax expense, which resulted in an estimated annual tax rate of 36.1%,  comparable to the rate of 36.2% for the comparable prior quarter.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

First Nine Months of Fiscal 2013 Compared to First Nine Months of Fiscal 2012

Consolidated revenue increased $4,681,000 (7%) to $72,353,000 for the nine-month period ended December 31, 2012 compared to its equivalent prior-year period.  The increase in revenues can be attributed to increases in business in our ground equipment sales and ground support services segments.  Revenues in the ground equipment sales segment increased $1,489,000 (6%), principally as a result of increased sales of flight-line tow tractors under the contract with the USAF.   Revenues in the ground support services segment were up $3,219,000 (52%), resulting from the addition of new customers and locations over the past year, particularly several new large locations for one customer.  Revenues for the air cargo segment were flat compared to the prior-year equivalent period.

Operating expenses increased $4,760,000 (7%) to $70,362,000 for the nine-month period ended December 31, 2012 compared to its equivalent prior-year period.  Ground equipment sales segment operating costs increased $924,000 (4%) driven primarily by the current period’s increase in revenues.  Ground support services segment operating expenses increased $2,544,000 (61%) following the increase in revenues for the segment but also as a result of increased startup costs and management staffing related to several large new stations opened in the first two quarters.  General and administrative expenses increased $1,082,000 (13%) for the nine-month period ended December 31, 2012 compared to its equivalent prior-year period. The increase was incurred over a variety of categories with the principal components of this increase being salary costs including health insurance, travel, rents and professional fees offset by a decrease in office equipment and supplies.

Operating income for the nine-month period ended December 31, 2012 was $1,991,000, a $79,000 (4%) decrease from the same period of the prior year.  The overnight air cargo segment saw a $418,000 (15%) decrease in its operating income due to increased labor, travel, insurance and other flight and maintenance costs.  The ground equipment sales segment experienced a $514,000 increase in its operating income in the nine-month period ended December 31, 2012 due in part to increased revenues but largely due to increased gross margins as a result of increasing production efficiency.  The ground support services segment saw a $100,000 (19%) increase in its operating income for the period, principally relating to the increase in revenues.

 Non-operating income, net decreased $23,000 for the nine-month period ended December 31, 2012.  The principal difference was a decrease in investment income, due to decreased returns on cash and investment balances in the current period.

Pretax earnings decreased $102,000 for the nine-month period ended December 31, 2012 compared to the prior comparable period, primarily due to the decrease in the overnight air cargo segment operating income.

During the nine-month period ended December 31, 2012, the Company recorded $718,000 in income tax expense, which resulted in an estimated annual tax rate of 36.0%,  comparable to the rate of 36.1% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

Liquidity and Capital Resources

As of December 31, 2012 the Company's working capital amounted to $24,085,000, an increase of $845,000 compared to March 31, 2012.

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2012, the expiration date of the credit line was extended from August 31, 2013 to August 31, 2014.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2012.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2012, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at December 31, 2012 was .21%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended December 31, 2012, changes in the LIBOR rate during that period would have had a minimal affect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
	2012	2011

Net Cash Provided by Operating Activities	$4,620,000	$1,502,000
Net Cash Used in Investing Activities	(284,000)	(661,000)
Net Cash Used in Financing Activities	(612,000)	(496,000)

Net Increase in Cash and Cash Equivalents	$3,724,000	$345,000

During 2011, the Company used cash in operating activities primarily to support growth in receivables offset by a decrease in accounts payable.  For 2012, decreases in inventories and other current assets and a decrease in accrued expenses contributed to an increased level of cash flow from operating activities.

Cash used in investing activities for the nine-month period ended December 31, 2012 was $377,000 less than the comparable prior year period primarily due to the decrease in capital expenditures.

Cash used in financing activities was $116,000 more for the nine-month period ended December 31, 2012, than in the corresponding prior year period due to proceeds from the exercise of stock options in the prior period totaling $124,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  February 1, 2013
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

	3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.