Form 10-K
period 2013-03-31
AIR T INC
filed 2013-06-04
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2013

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
                                       (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
        Yes                                  No   X

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2012 was approximately $16,808,000.  As of May 31, 2013, 2,446,286 shares of common stock were outstanding.
Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

	AIR T, INC. AND SUBSIDIARIES
	2013 ANNUAL REPORT ON FORM 10-K
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32
Item 9B.	Other Information	32

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	33
	Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions, and Director Independence	33
Item 14.	Principal Accounting Fees and Services	33

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	34
	Signatures	37
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

For the fiscal year ended March 31, 2013, the Company’s overnight air cargo segment accounted for 48% of the Company’s consolidated revenues, the ground equipment sales segment accounted for 39% of consolidated revenues and the ground support services segment accounted for 13% of consolidated revenues.  The Company’s overnight air cargo services are provided primarily to one customer, FedEx Corporation (“FedEx”).  Certain financial data with respect to the Company’s three segments are set forth in Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

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

As of March 31, 2013, MAC and CSA had an aggregate of 85 aircraft under agreement with FedEx.  Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  For the fiscal year ended March 31, 2013, MAC’s routes were primarily in the southeastern United States and the Caribbean and CSA’s routes were primarily in the upper Midwest region of the United States.  Included within the 85 aircraft are eight Cessna Caravan aircraft that are considered soft-parked.  These aircraft remain covered under MAC’s agreements with FedEx although at a reduced administrative fee compared to aircraft currently in operation.  MAC continues to perform maintenance on the aircraft, but they are not crewed and MAC does not currently operate the aircraft on scheduled routes.  Five of the soft parked aircraft were parked as a result of FedEx delivering five new 2012 model Cessna Caravan aircraft to MAC during the fiscal year ended March 31, 2013.  During the quarter ended March 31, 2013, FedEx transferred an ATR-72 aircraft from MAC’s fleet to a feeder operator in Canada to meet scheduling needs.  The administrative revenue related to ATR-72 aircraft is significantly greater than the administrative revenue related to the operation of a Cessna Caravan.

Agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 48% and 54% of the Company’s consolidated revenue for the fiscal years ended March 31, 2013 and 2012, respectively.  The loss of FedEx as a customer would have a material adverse effect on the Company.  FedEx has been a customer of the Company since 1980.  MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U. S. military.

MAC and CSA operate under separate aviation certifications.  MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the Federal Aviation Administration (the “FAA”).  These certifications permit MAC to operate and maintain aircraft that can carry up to 18,000 pounds of cargo and provide maintenance services to third-party operators.  CSA is certified to operate and maintain aircraft under Part 135 of the FAA regulations.  This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2013:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B
(single turbo prop)	1985-2012	Dry lease	67
ATR-42 (twin turbo prop)	1992	Dry lease	10
ATR-72 (twin turbo prop)	1992	Dry lease	8

			85

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

Aircraft Deicer and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized GGS and acquired the Simon Deicer Division of Terex Aviation Ground Equipment.  GGS is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers.  Since its inception, GGS has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized types of equipment.  In the fiscal year ended March 31, 2013, sales of deicing equipment accounted for approximately 58% of GGS’s revenues, compared to 75% in the prior fiscal year.

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

GGS’s mobile deicing equipment business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line.   In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the USAF.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2012, the third option period under the contract was exercised, extending the contract to July 2013.  For the year ended March 31, 2013, GGS revenues included $7,598,000 of deicer unit sales to the USAF under this contract ($6,695,000 for the year ended March 31, 2012.)  At March 31, 2013 there were no outstanding orders under this contract.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF.  The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2012, the second option period under the contract was exercised, extending the contract to September 2013.  For the year ended March 31, 2013, GGS revenues included $7,705,000 of flight-line tow tractor sales to the USAF under this contract ($85,000 for the year ended March 31, 2012.)  GGS’s backlog at March 31, 2013 includes $769,000 of units ordered by the USAF under this contract.

Because these contracts with the USAF do not obligate the USAF to purchase a set or minimum number of units, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding.  Revenue from GGS’s two contracts with the USAF accounted for approximately 15% and 8% of the Company’s consolidated revenue for the fiscal years ended March 31, 2013 and 2012, respectively.

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

Since that time, GAS has added new customers and locations to build its revenue base and increase its operating income.  At March 31, 2013, GAS was providing maintenance services at 23 locations throughout the country.  Approximately 18% and 26%, respectively, of GAS’s revenue in the fiscal years ended March 31, 2013 and 2012, was derived from services under contract with Delta Airlines.  Approximately 37% and 25%, respectively, of GAS’s revenue in the fiscal years ended March 31, 2013 and 2012, was derived from services under contracts with another customer.

GAS is a relatively new provider in its industry segment and competes primarily on the basis of the quality, reliability and pricing of its services.  The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry.  GAS’s maintenance service business is not materially seasonal.

Backlog.

The Company’s backlog consists of “firm” orders supported by customer purchase orders for the equipment and services sold by GGS.  At March 31, 2013, the Company’s backlog of orders was $6.5 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2014.  At March 31, 2012, the Company’s backlog of orders was $15.3 million.

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

Employees.

At March 31, 2013, the Company and its subsidiaries had 519 full-time and full-time-equivalent employees.  None of the employees of the Company or any of its subsidiaries are represented by labor unions.  The Company believes its relations with its employees are good.

Item 1A               Risk Factors.

The following risk factors, as well as other information included in this Annual Report on Form 10-K, should be considered by investors in connection with any investment in the Company’s common stock.  As used in this Item, the terms “we,” “us” and “our” refer to the Company and its subsidiaries.

Risks Related to Our Dependence on Significant Customers

We are significantly dependent on our contractual relationship with FedEx Corporation, the loss of which would have a material adverse effect on our business, results of operations and financial position.

In the fiscal year ended March 31, 2013, 48% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx.  Our agreements with FedEx are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  FedEx has been a customer of the Company since 1980.  The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Our current contracts extend through October 31, 2013.  In the prior year, we had reported that we were in the process of negotiating replacement agreements with FedEx but FedEx has since put the contract negotiations on hold.  We do still expect the replacement agreements to be negotiated and put into effect at some point in the future.  The terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results of operations going forward.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 and Quarterly Report on Form 10-Q for the period ended February 28, 2013.  These risks include but are not limited to the following:

•	Economic conditions in the global markets in which it operates;
•	Dependence on its strong reputation and value of its brand;
•	Potential disruption to the Internet and FedEx’s technology infrastructure, including its website;
•	The price and availability of fuel;
•	Its ability to manage its assets, including aircraft, to match shifting and future shipping volumes;
•	Intense competition from other providers of transportation services;
•	Its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;
•
The impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or it in particular, and what effects these events will have on the cost and demand for its services;

•	Increased pilot safety requirements;
•	Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
•	Global climate change or legal, regulatory or market responses to such change;
•	Localized natural or man-made disasters in key locations, including its Memphis, Tennessee super-hub;
•	Disruptions or modifications in service by the Unites States Postal Service, a significant customer and vendor of FedEx; and
•	Widespread outbreak of an illness or other communicable disease or any other public health crisis.

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

In the fiscal years ended March 31, 2013 and 2012, approximately 15% and 8%, respectively, of our consolidated operating revenues arose from sales of deicing and other equipment to the USAF under two long-term contracts.  GGS currently supplies deicing equipment to the USAF under a contract awarded in 2009.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2012, the third option period under the contract was exercised, extending the contract to July 2013.  During the years ended March 31, 2013 and 2012, GGS received orders for $5.3 million and $3.9 million, respectively, under this new contract.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF.  The contract award is for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2012, the second option period under the contract was exercised, extending the contract to September 2013.  During the years ended March 31, 2013 and 2012, GGS received orders for $3.4 million and $5.1 million, respectively, under this contract.

In the event that the United States Air Force does not award the remaining extension options under these contracts or does not renew these contracts, our revenues from sales of ground support equipment are likely to decrease unless we are successful in obtaining customer orders from other sources that can replace the equipment sold to the USAF.  In addition, sales of deicing and other equipment to the USAF have, in the past, enabled GGS to ameliorate the seasonality of our ground support equipment business.  Thus, if the extension options with the USAF are not renewed or if ordering levels under the contracts are low, seasonal patterns for this business may develop, with revenues and operating income for the segment being lower in the first and fourth fiscal quarters.

Trends toward reduction in military spending may adversely affect the volume of orders under our USAF contracts.

Our contract awards with the USAF do not obligate the USAF to purchase any set or minimum number of deicing units or flight-line tow tractors.  The value of these contracts, as well as the number of units to be delivered, depends on the annual requirements and available funding of the USAF.  Trends toward reduced military spending, including cuts to military budgets under the Budget Control Act of 2011 (commonly referred to as sequestration), may adversely affect the volume of orders under those contracts.

The revenues of each of the other segments of our business have been dependent on significant customers of that segment, the loss of which could materially impact the segment’s results.

In the fiscal year ended March 31, 2013, approximately 55% of GAS’s revenue was derived from services under multiple contracts with two customers and approximately 38% of GGS’s revenue arose from sales to the United States Air Force.  The loss of any of these customers, or a major decline in business activity with these customers, could materially adversely impact the results of the relevant business segment.

Other Business Risks

Our revenues for aircraft maintenance services fluctuate based on the heavy maintenance check schedule, which is based on aircraft usage, for aircraft flown by our overnight air cargo operations.

Our maintenance revenues are affected based on the level of heavy maintenance checks performed on aircraft operated by our overnight air cargo operations which is affected by the level of usage of the aircraft.  Accordingly, our maintenance revenues fluctuate from period to period.  In addition, if the number of aircraft operated for FedEx were to decrease, we would likely experience fewer maintenance hours and consequently, less maintenance revenue.

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

Our deicing equipment is used to deice commercial and military aircraft.  The extent of deicing activity depends on the severity of winter weather.  Mild winter weather conditions permit airports to use fewer deicing units, since less time is required to deice aircraft in mild weather conditions.  As a result, airports may be able to extend the useful lives of their existing units, reducing the demand for new units.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.                      Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson, an officer and director of the Company, John Gioffre, a director of the Company, and the estate of David Clark, of which, Walter Clark, the Company’s Chief Executive Officer and a director, is a co-executor and beneficiary, and Allison Clark, a director, is a beneficiary.  The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space.  The operations of the Company and MAC are headquartered at this facility.  The lease for this facility provides for monthly rent of $14,428 through May 31, 2014.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

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

As of March 31, 2013, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.

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

As of March 31, 2013, the number of holders of record of the Company’s Common Stock was 229.  The range of high and low sales price per share for the Company’s common stock on the Nasdaq Stock Market from April 1, 2011 through March 31, 2013 is as follows:

	Fiscal Year Ended March 31,
	2013		2012
	High	Low	High	Low
First Quarter	$9.77	$8.03	$9.62	$8.84
Second Quarter	8.88	7.76	9.19	7.50
Third Quarter	8.80	8.08	8.65	7.35
Fourth Quarter	9.69	8.31	9.55	8.35

The Company’s Board of Directors has adopted a policy to pay a regularly scheduled annual cash dividend in the first quarter of each fiscal year.  On May 17, 2013, the Company declared a cash dividend of $0.30 per common share payable on June 28, 2013 to stockholders of record on June 7, 2013.

Item 6.                      Selected Financial Data.

(In thousands, except per share amounts)

	Year Ended March 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Operating revenues	$103,064	$89,382	$83,362	$81,077	$90,668

Net income	1,670	1,350	2,138	3,757	4,379

Basic earnings per share	0.68	0.55	0.88	1.55	1.81

Diluted earnings per share	0.68	0.55	0.87	1.54	1.81

Dividend declared per share	0.25	0.25	0.33	0.33	0.30

Balance sheet data (at period end):
Total assets	36,055	35,083	34,221	29,604	29,341

Long-term debt, including current portion	-	-	8	21	481

Stockholders' equity	28,124	27,053	26,241	24,901	21,753

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

Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Year Ended March 31,
	2013		2012

Overnight Air Cargo Segment:
FedEx	$49,851	48%	$48,344	54%
Ground Equipment Sales Segment:
Military	15,413	15%	6,928	8%
Commercial - Domestic	17,102	17%	16,436	18%
Commercial - International	7,779	7%	8,726	10%
	40,294	39%	32,090	36%

Ground Support Services Segment	12,919	13%	8,948	10%
	$103,064	100%	$89,382	100%

MAC and CSA are short-haul express airfreight carriers and provide overnight air cargo services to one primary customer, FedEx Corporation (“FedEx”).  MAC also on occasion provides maintenance services to other airline customers and the U. S. military, though no such services were provided in fiscal 2013 or fiscal 2012.  Under the terms of dry-lease service agreements, which currently cover all of the 85 revenue aircraft, the Company receives a monthly administrative fee based on the number of aircraft operated and passes through to its customer certain cost components of its operations without markup.  The amount of the administrative fee is reduced for aircraft considered to be soft-parked, and at March 31, 2013, eight of the 85 revenue aircraft were considered to be soft-parked.  The cost of fuel, flight crews, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer as cargo and maintenance revenue, at cost.  Pursuant to such agreements, FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by the Company.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  During the quarter ended March 31, 2013, FedEx transferred an ATR-72 aircraft from MAC’s fleet to a feeder operator in Canada to meet scheduling needs.  The administrative revenue related to ATR-72 aircraft is significantly greater than the administrative revenue related to the operation of a Cessna Caravan.

MAC and CSA combined revenues increased by $1,507,000 (3%) in fiscal 2013.  See the following comparison of fiscal year 2013 to 2012 for details of the increase.

GGS manufactures and supports aircraft deicers and other specialized equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS also offers fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, flight-line tow tractors, glycol recovery vehicles and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.

In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the USAF.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2012, the third option period under the contract was exercised, extending the contract to July 2013.  In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF.  The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2012, the second option period under the contract was exercised, extending the contract to September 2013.  Because these contracts with the USAF do not obligate the USAF to purchase a set or minimum number of units, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding.

GGS revenues increased by $8,204,000 (26%) in fiscal 2013.  See the following comparison of fiscal year 2013 to 2012 for details of the increase.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at 23 locations throughout the country.

GAS revenues increased by $3,971,000 (44%) in fiscal 2013.  See the following comparison of fiscal year 2013 to 2012 for details of the increase.

Fiscal 2013 Summary

Revenues for our overnight air cargo segment totaled $49,851,000 for the year ended March 31, 2013, representing a $1,507,000 (3%) increase over the prior year.  The segment saw its operating income decrease by $513,000 or 14% in fiscal 2013.  The increase in revenues is principally due to an increase in maintenance operating costs passed through to our air cargo customer at cost.  The decrease in operating income is attributed to increased management labor costs and administrative costs in both its flight and maintenance departments in fiscal 2013, as the segment added key personnel in both the flight and management departments during the fiscal year.

Revenues for GGS totaled $40,294,000 for the year ended March 31, 2013, an increase of $8,204,000 (26%) over the prior year, while operating income increased by $1,514,000, from an operating loss of $625,000 in the prior year.  The increase in GGS revenues is primarily due to $7.7 million of sales of flight-line tow tractors under the contract with the USAF.  The increase in operating income is the result of the 26% increase in sales as well as a slight increase in GGS’s gross margin percentage.  Gross margin continues to be negatively impacted by a highly competitive environment, including domestic, international and military contracts.  In addition, margins on the flight-line tow tractors are very slim.  In spite of those factors, the segment’s gross margin increased by one half percent in fiscal 2013 compared to the prior fiscal year as the segment has focused on improving production efficiency.

During the year ended March 31, 2013, revenues from our GAS subsidiary totaled $12,919,000, representing a $3,971,000 (44%) increase from the prior year.  The segment also saw its operating income increase by $171,000 or 24% in fiscal 2013.  These increases are the result of the addition of new customers and locations as this segment continues to build its revenue base.

Fiscal 2013 vs. 2012

Consolidated revenue increased $13,682,000 (15%) to $103,064,000 for the fiscal year ended March 31, 2013 compared to the prior fiscal year.  The increase in 2013 revenue resulted from increases in all three operating segments.

Revenues in the overnight air cargo segment increased $1,507,000 (3%) to $49,851,000, principally due to increases in maintenance operating costs passed through to our air cargo customer at cost.

Revenues in the ground equipment sales segment increased by $8,204,000 (26%) to $40,294,000 in fiscal 2013.  The increase was due primarily to the sale of $7.7 million of flight-line tow tractors to the USAF in fiscal 2013 compared to $85,000 in fiscal 2012.

Revenues in the ground support services segment increased by $3,971,000 (44%) to $12,919,000, resulting from an increase in new customers as well as an increase in work and locations for existing customers.

Operating expenses on a consolidated basis increased $13,028,000 (15%) to $100,336,000 for fiscal 2013 compared to fiscal 2012.  The increase was due to a number of factors.  Operating expenses in the overnight air cargo segment were up $1,690,000 (4%) generally correlating to the increase in revenues within that segment.  Ground equipment sales operating costs increased $6,940,000 (25%), again fairly closely correlating to the increase in revenues within that segment.  Ground equipment sales gross margin continues to be negatively impacted by a highly competitive environment, including domestic, international and military contracts.  In addition, the segment’s gross margin has been negatively impacted by low margins on the $7.7 million of sales of flight-line tow tractors in the current year.  In spite of these pressures, the segment was able to gain production efficiencies resulting in a one half percent increase in gross margin compared to the prior year.  Operating expenses in the ground support services segment increased by $3,080,000 (51%) relating to the increased revenues produced in fiscal 2013.  The ground services segment saw a reduction in its operating margins as it incurred significant costs in starting up and running new large stations in 2013.

General and administrative expense increased $1,122,000 (10%) to $12,457,000 in fiscal 2013.  The Company incurred increased general and administration costs in the ground support services segment of $677,000 relating to staffing costs, rents and other operating costs, and supply costs associated with new stations and increased business in fiscal 2013.  In addition, the Company experienced a $250,000 increase in professional fees in 2013 related to the various shareholder matters and a $122,000 increase in profit sharing expense related to the increased profit generated by the Company in fiscal 2013.

Operating income for the year ended March 31, 2013 was $2,728,000, a $654,000 (32%) increase from fiscal 2012.  The increase was principally the result of the substantial increases in revenues at the ground equipment sales and ground support services segments as discussed above.

Non-operating income, net for the year ended March 31, 2013 was $2,000, a $21,000 decrease from fiscal 2012.   Non-operating income is interest income net of interest expense, and decreased as a result of decreased rates of return in fiscal 2013.

Income tax expense of $1,060,000 in fiscal 2013 represented an effective tax rate of 38.8%, compared to income tax expense of $746,000 in fiscal 2012 which represented an effective tax rate of 35.6%.

Net earnings were $1,670,000 or $0.68 per diluted share for the year ended March 31, 2013, a 24% increase from earnings of $1,350,000 or $0.55 per diluted share in fiscal 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company held approximately $9.2 million in cash and cash equivalents.  Of this amount, $3.3 million was invested in liquid money market accounts.  All invested amounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”), with the exception of approximately $360,000 held in money market accounts and $1,000,000 invested in uninsured demand debt obligations of Duke Energy Corporation.

As of March 31, 2013, the Company’s working capital amounted to $22,667,000, an increase of $519,000 compared to March 31, 2012.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2014.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2013.  The Company had no outstanding obligations under its line of credit at March 31, 2013 and 2012.  See Note 6 in the consolidated financial statements, included elsewhere in this report, for further discussion.

The Company is exposed to changes in interest rates on its line of credit, however, the line of credit had no outstanding balance at March 31, 2013 and 2012, and the Company had no borrowings on the line of credit during the year ended March 31, 2013.

Following is a table of changes in cash flow for the respective years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013	2012

Net Cash Provided by Operating Activities	$4,362,000	$752,000
Net Cash Used in Investing Activities	(367,000)	(905,000)
Net Cash Used in Financing Activities	(612,000)	(548,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$3,383,000	$(701,000)

Cash provided by operating activities was $3,610,000 more for fiscal 2013 compared to fiscal 2012.  The major contributor to this cash flow increase was a substantial decrease in inventories in fiscal 2013, primarily as a result of inventory-reduction initiatives implemented at GGS during fiscal 2013, compared to a substantial increase in fiscal 2012.  This increase was partially offset by a cash flow decrease caused by a substantial increase in accounts receivable in fiscal 2013, primarily the result of high GGS sales and deliveries in March 2013, compared to a substantial decrease in fiscal 2012.

Cash used in investing activities was $538,000 less in fiscal 2013, capital expenditures decreased by $627,000 in fiscal 2013 compared to the prior year.  The Company expended approximately $380,000 in overhaul costs for its corporate aircraft in fiscal 2012 and also expended $284,000 for vehicles and tooling for new GAS stations in fiscal 2012.

Cash used in financing activities was $64,000 more in fiscal 2013 compared to fiscal 2012 primarily due to the $124,000 in proceeds from the exercise of stock options in fiscal 2012.

There are currently no commitments for significant capital expenditures.  The Company’s Board of Directors, on August 7, 1997, adopted the policy to pay an annual cash dividend in the first quarter of each fiscal year, in an amount to be determined by the board.  On May 17, 2013 the Company declared a $.30 per share cash dividend, to be paid on June 28, 2013 to shareholders of record June 7, 2013.

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

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated or adversely modified in connection with any renewal;

•	The risk that the number of aircraft operated for FedEx will be further reduced;

•	The risk that the United States Air Force will continue to defer significant orders for deicing equipment under its contract with GGS;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s overnight air cargo operations, equipment sold by GGS or services provided by GAS;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air T, Inc. and Subsidiaries

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

June 4, 2013

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2013	2012
Operating Revenues:
Overnight air cargo	$49,850,693	$48,344,211
Ground equipment sales	40,294,093	32,089,800
Ground support services	12,919,453	8,948,120
	103,064,239	89,382,131

Operating Expenses:
Flight-air cargo	20,016,194	19,874,129
Maintenance-air cargo	23,142,553	21,594,570
Ground equipment sales	35,011,452	28,071,008
Ground support services	9,171,986	6,091,993
General and administrative	12,456,893	11,335,044
Depreciation and amortization	532,770	364,215
Loss (gain) on sale of assets	4,363	(22,368)
	100,336,211	87,308,591

Operating Income	2,728,028	2,073,540

Non-operating Income:
Investment income, net	1,832	22,684
	1,832	22,684

Income Before Income Taxes	2,729,860	2,096,224

Income Taxes	1,060,000	746,000

Net Income	$1,669,860	$1,350,224

Earnings Per Share:
Basic	$0.68	$0.55

Diluted	$0.68	$0.55

Dividends Declared Per Share	$0.25	$0.25

Weighted Average Shares Outstanding:
Basic	2,446,286	2,443,786
Diluted	2,454,368	2,451,209

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,197,492	$5,814,184
Accounts receivable, less allowance for
doubtful accounts of $66,000 and $108,000	11,687,515	8,952,007
Notes and other receivables-current	145,485	64,254
Income tax receivable	287,000	642,000
Inventories	8,181,700	13,450,970
Deferred income taxes	410,000	430,000
Prepaid expenses and other	619,128	761,025
Total Current Assets	30,528,320	30,114,440

Property and Equipment, net	3,472,539	2,981,578

Cash Surrender Value of Life Insurance Policies	1,781,185	1,683,672
Notes and Other Receivables-LongTerm	158,276	191,505
Other Assets	114,270	112,172
Total Assets	$36,054,590	$35,083,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,741,371	$5,999,598
Accrued expenses	2,120,000	1,966,839
Total Current Liabilities	7,861,371	7,966,437

Deferred Income Taxes	69,000	64,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 shares issued and outstanding	611,571	611,571
Additional paid-in capital	6,321,411	6,308,411
Retained earnings	21,191,237	20,132,948
Total Stockholders' Equity	28,124,219	27,052,930
Total Liabilities and Stockholders’ Equity	$36,054,590	$35,083,367

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,669,860	$1,350,224
Adjustments to reconcile net income to net
cash provided by operating activities:
Loss (gain) on sale of assets	4,363	(22,368)
Change in accounts receivable and inventory reserves	(25,570)	236,211
Depreciation and amortization	532,770	364,215
Change in cash surrender value of life insurance	(97,513)	(91,704)
Deferred income taxes	25,000	405,000
Warranty reserve	184,000	489,000
Compensation expense related to stock options	13,000	1,469
Change in operating assets and liabilities:
Accounts receivable	(2,692,701)	2,670,430
Notes receivable and other non-trade receivables	(48,002)	110,695
Inventories	4,590,984	(3,258,900)
Prepaid expenses and other assets	139,799	(365,636)
Accounts payable	(258,227)	(100,414)
Accrued expenses	(30,839)	(321,952)
Income taxes payable/ receivable	355,000	(714,000)
Total adjustments	2,692,064	(597,954)
Net cash provided by operating activities	4,361,924	752,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	51,035
Proceeds from sale of assets	8,000	45,246
Capital expenditures	(375,045)	(1,001,786)
Net cash used in investing activities	(367,045)	(905,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(611,571)	(611,571)
Payment on capital leases	-	(8,271)
Proceeds from exercise of stock options	-	124,350
Tax effect from exercise and forfeiture of stock options	-	(52,156)
Net cash used in financing activities	(611,571)	(547,648)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,383,308	(700,883)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,814,184	6,515,067
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,197,492	$5,814,184

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$661,049	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$22,000	$1,800
Income taxes	675,000	1,088,000

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2011	2,431,286	$607,821	$6,238,498	$19,394,295	$26,240,614

Net income	-	-	-	1,350,224	1,350,224

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Exercise of stock options	15,000	3,750	120,600	-	124,350

Tax effect from exercise and forfeiture
of stock options	-	-	(52,156)	-	(52,156)

Compensation expense related to
stock options	-	-	1,469	-	1,469

Balance, March 31, 2012	2,446,286	611,571	6,308,411	20,132,948	27,052,930

Net income	-	-	-	1,669,860	1,669,860

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Compensation expense related to
stock options	-	-	13,000	-	13,000

Balance, March 31, 2013	2,446,286	$611,571	$6,321,411	$21,191,237	$28,124,219

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2013 AND 2012

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

At various times throughout the year, the Company had deposits with banks in excess of amounts covered by federal depository insurance and investments in corporate notes that are not covered by insurance.

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer.  The Company has customer concentrations in two areas of operations, overnight air cargo which provides service to one major customer and ground support equipment sales which provides equipment and services to approximately 125 customers in 31 countries, one of which is considered a major customer.  The loss of a major customer would have a material impact on the Company’s results of operations.  See Note 11 “Major Customers”.

                Cash and Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Inventories – Inventories related to the Company’s manufacturing operations are carried at the lower of cost (first in, first out) or market.  When finished goods units are leased to customers under operating leases, the units are transferred to Property and Equipment.  Aviation parts and supplies inventories are carried at the lower of average cost or market.  Consistent with industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

Property and Equipment – Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments.  Rotable parts represent aircraft parts which are repairable, capitalized and depreciated over their estimated useful lives.  Depreciation and amortization are provided on a straight-line basis over the asset’s useful life.  Useful lives range from three years for computer equipment, seven years for flight equipment and ten years for deicers and other equipment leased to customers.

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

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2013	2012
Beginning Balance	$253,000	$162,000
Amounts charged to expense	184,000	489,000
Actual warranty costs paid	(228,000)	(398,000)
Ending Balance	$209,000	$253,000

Income Taxes – Income taxes have been provided using the liability method.  Deferred income taxes reflect the net affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

Reclassifications – Certain reclassifications have been made to the fiscal 2012 amounts to conform to the current year presentation.  As discussed in Note 4, the Company reclassified certain equipment under operating leases to customers from finished goods inventory to property and equipment.

2.           EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net income by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  For each of the years ended March 31, 2013 and 2012, respectively, options to acquire 31,000 shares of common stock were not included in computing earnings per share because their effects were anti-dilutive.  The computation of earnings per common share is as follows:

	Year Ended March 31,
	2013	2012

Net income	$1,669,860	$1,350,224
Earnings Per Share:
Basic	$0.68	$0.55
Diluted	$0.68	$0.55
Weighted Average Shares Outstanding:
Basic	2,446,286	2,443,786
Diluted	2,454,368	2,451,209

3.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2013	2012
Aircraft parts and supplies	$119,638	$119,638
Ground equipment manufacturing:
Raw materials	5,317,088	9,127,113
Work in process	1,305,029	4,363,789
Finished goods	2,230,100	613,348
Total inventories	8,971,855	14,223,888
Reserves	(790,155)	(772,918)

Total, net of reserves	$8,181,700	$13,450,970

See footnote 4 below, regarding reclassification of finished goods inventories to property and equipment.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2013	2012
Furniture, fixtures and improvements	$5,822,028	$5,588,358
Flight equipment and rotables	3,203,765	3,202,739
Equipment leased to customers	2,042,776	1,381,727
	11,068,569	10,172,824
Less accumulated depreciation	(7,596,030)	(7,191,246)

Property and equipment, net	$3,472,539	$2,981,578

The Company has historically leased deicers and other equipment to customers on a limited basis.  In the current year ended March 31, 2013, while still not a significant part of the Company’s business, this activity has increased.  As a result, the Company has elected to reclassify the equipment under operating leases from finished goods inventory to property and equipment.  See cost of the leased equipment in the table above.  As a result, inventory with a net book value of $1,642,000 and $1,092,000 at March 31, 2013 and 2012, respectively, has been reclassified from inventory to property and equipment.

5.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2013	2012

Salaries, wages and related items	$1,272,183	$1,188,016
Profit sharing	384,999	262,599
Health insurance	149,403	191,397
Warranty reserves	208,745	253,225
Other	104,670	71,602
Total	$2,120,000	$1,966,839

6.           FINANCING ARRANGEMENTS

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2014.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2013.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2013, $7,000,000 was available under the terms of the credit facility.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at March 31, 2013 was .20%.  At March 31, 2013 and 2012, there was no balance outstanding on the credit facility.

7.           LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities.  The Company leases its corporate offices from a company controlled by certain of the Company’s officers and directors.  The lease for this facility provides for monthly rent of $14,428 through May 31, 2014.

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

At March 31, 2013, future minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2014	$613,000
2015	200,000
2016	3,000
2017	3,000
2018	2,000
Total minimum lease payments	$821,000

Rent expense for operating leases totaled approximately $1,620,000 and $1,424,000 for fiscal 2013 and 2012, respectively, and includes amounts to related parties of $173,000 and $164,000 in fiscal 2013 and 2012, respectively.

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures and reports financial assets and liabilities at fair value, on a recurring basis.  There were no assets or liabilities measured at fair value on a recurring basis at March 31, 2013 or 2012.  Fair value measurement is classified and disclosed in one of the following three categories:

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable and accrued expenses approximate their fair value at March 31, 2013 and 2012.  Cash is considered a Level 1 asset in accordance with Accounting Standards Codification 820.

9.           STOCKHOLDERS’ EQUITY

The authorized capital structure of the Company includes 4,000,000 shares of common stock, with a par value of $0.25 per share.  On May 17, 2013, the Company declared a cash dividend of $0.30 per common share payable on June 28, 2013 to stockholders of record on June 7, 2013.

In addition to common stock, the Company may issue up to 50,000 shares of $1.00 par value preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  A total of 5,000 shares of preferred stock are authorized for issuance as Series A Junior Participating Preferred Stock, of which 3,000 shares have been reserved for issuance pursuant to the Company’s Rights Agreement, described below.  No preferred shares have been issued as of March 31, 2013.

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

10.           EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 256,000 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant.  As of March 31, 2012, 16,500 shares remain available for grant under two plans.  The employee options generally vest one-third per year beginning with the first anniversary from the date of grant.   The non- employee director options generally vest one year from the date of grant.

Compensation expense related to stock options granted was $13,000 and $1,469 for the years ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, there was $10,700 of unrecognized compensation expense, related to the stock options (none at March 31, 2012).  Options to purchase 12,500 shares were granted in fiscal 2013 and no options were granted in fiscal 2012.

Option activity is summarized as follows:
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at March 31, 2011	229,500	$8.59
Granted	-	-
Exercised	(15,000)	8.29
Forfeited	(14,500)	8.80
Outstanding at March 31, 2012	200,000	8.59
Granted	12,500	8.70
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2013	212,500	$8.60	3.82	$219,000

Exercisable at March 31, 2013	200,000	$8.59	3.47	$209,000

During the year ended March 31, 2013, no options vested and as of March 31, 2013 options to purchase 12,500 shares are unvested.

11.           MAJOR CUSTOMERS

Approximately 48% and 54% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2013 and 2012, respectively.  Approximately 15% and 8% of the Company’s consolidated revenues for fiscal 2013 and 2012, respectively, were generated from GGS’s two contracts with the United States Air Force.

Approximately 34% and 27% of the Company’s consolidated accounts receivable at March 31, 2013 and 2012, respectively, were due from FedEx Corporation.

12.           INCOME TAXES

The provision for income taxes is as follows:

	Year Ended March 31,
	2013	2012
Current:
Federal	$820,000	$195,000
State	146,000	41,000
Foreign	69,000	105,000
Total current	1,035,000	341,000
Deferred:
Federal	21,000	347,000
State	4,000	58,000
Total deferred	25,000	405,000

Total	$1,060,000	$746,000

The income tax provision was different from the amount computed using the statutory Federal income tax rate for the following reasons:

	Year Ended March 31,
	2013		2012
Income tax provision at
U.S. statutory rate	$928,000	34.0%	$713,000	34.0%
State income taxes, net
of Federal benefit	99,000	3.6	60,000	2.9
Permanent differences, other	30,000	1.1	32,000	1.5
Other differences, net	3,000	0.1	(59,000)	(2.8)

Income tax provision	$1,060,000	38.8%	$746,000	35.6%

 Deferred tax assets and liabilities consisted of the following as of:

	March 31,
	2013	2012

Stock option compensation	$360,000	$353,000
Inventory reserves	296,000	290,000
Accrued vacation	227,000	202,000
Warranty reserve	78,000	95,000
Accounts and notes receivable reserve	25,000	108,000
Other	16,000	21,000
Gross deferred tax assets	1,002,000	1,069,000

Prepaid expenses	(232,000)	(286,000)
Property and equipment	(429,000)	(417,000)
Gross deferred tax liabilities	(661,000)	(703,000)

Net deferred tax asset	$341,000	$366,000

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2013 and 2012 consolidated balance sheets according to the classification of the related asset and liability.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal and state returns are the fiscal 2008 through 2012 tax years.  The Company was recently notified that its federal tax return for the year ended March 31, 2011 will be examined.  As of March 31, 2013 and 2012, the Company did not have any unrecognized tax benefits.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2013 and 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2013 and 2012.

13.           EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”).  All employees of the Company are eligible to participate in the Plans after six months of service.  The Company’s contribution to the Plans for the years ended March 31, 2013 and 2012 was approximately $278,000 and $290,000, respectively and was recorded in general and administrative expenses in the consolidated statements of income.

The Company, in each of the past two years, has paid a discretionary profit sharing bonus in which all employees have participated.  Profit sharing expense in fiscal 2013 and 2012 was approximately $385,000 and $263,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2013
Operating Revenues	$24,488	$21,162	$26,703	$30,711
Operating Income	654	351	986	737
Net Income	417	227	633	393
Basic Earnings per share	0.17	0.09	0.26	0.16
Diluted Earnings per share	0.17	0.09	0.26	0.16

2012
Operating Revenues	$16,561	$25,461	$25,650	$21,710
Operating Income	251	919	901	2
Net Income	168	593	579	10
Basic Earnings per share	0.07	0.24	0.24	-
Diluted Earnings per share	0.07	0.24	0.24	-

15.           SEGMENT INFORMATION

The Company operates in three business segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment to airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  Each business segment has separate management teams and infrastructures.  The Company evaluates the performance of its operating segments based on operating income.  Segment data is summarized as follows:

	Year Ended March 31,
	2013	2012
Operating Revenues:
Overnight Air Cargo	$49,850,693	$48,344,211
Ground Equipment Sales:
Domestic	32,515,374	23,363,587
International	7,778,719	8,726,213
Total Ground Equipment Sales	40,294,093	32,089,800
Ground Support Services	12,919,453	8,948,120
Total	$103,064,239	$89,382,131

Operating Income (Loss):
Overnight Air Cargo	$3,107,818	$3,620,962
Ground Equipment Sales	888,506	(625,225)
Ground Support Services	871,287	700,082
Corporate	(2,139,583)	(1,622,279)
Total	$2,728,028	$2,073,540

Capital Expenditures:
Overnight Air Cargo	$147,205	$636,539
Ground Equipment Sales	139,075	63,260
Ground Support Services	38,982	284,337
Corporate	49,783	17,650
Total	$375,045	$1,001,786

Depreciation and Amortization:
Overnight Air Cargo	$156,589	$83,453
Ground Equipment Sales	188,143	132,324
Ground Support Services	132,239	107,326
Corporate	55,799	41,112
Total	$532,770	$364,215

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.     Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2013. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2013 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

 Information concerning Directors and Executive Officers may be found under the captions “Proposal 1 – Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2013 annual meeting of stockholders (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.  Such information is incorporated herein by reference.

The information in the 2013 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11.               Executive Compensation.

Information concerning executive compensation may be found under the captions “Executive Officer Compensation” and “Director Compensation” of our 2013 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of March 31, 2013, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	212,500	$8.60	16,500

Equity compensation plans not approved by security holders	-	-	-
Total	212,500	$8.60	16,500

The other information in our 2013 Proxy Statement set forth under the captions “Certain Beneficial Owners of Common Stock” and “Director and Executive Officer Stock Ownership” is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions and Director Independence.

The information in our 2013 Proxy Statement set forth under the caption “Certain Transactions” is incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services.

The information in our 2013 Proxy Statement set forth under the caption “Proposal 4 – Ratification of Independent Registered Public Accountants” is incorporated herein by reference.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

1.           Financial Statements

     a.           The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
(ii)	Consolidated Balance Sheets as of March 31, 2013 and 2012.
(iii)	Consolidated Statements of Income for the years ended March 31, 2013 and 2012.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013 and 2012.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012.
(vi)	Notes to Consolidated Financial Statements.

3.           Exhibits

No.	Description

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

10.6
Commercial and Industrial Lease Agreement dated August 25, 1998 between William F. Bieber and Global Ground Support, LLC, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on 10-Q for the period ended September 30, 1998 (Commission File No. 0-11720)

10.7
Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on 10-Q for the period ended December 31, 1998 (Commission File No. 0-11720)

10.8
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-11720)

10.9
Employment Agreement dated as of July 8, 2005 between the Company and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2005* (Commission File No. 0-11720)

10.10
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 0-11720)

10.11
Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.12
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.13
Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.14
Employment Agreement dated as of October 6, 2006 between the Company and John Parry, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006* (Commission File No. 0-11720)

10.15
Loan Agreement dated as of September 8, 2007 between the Company and its subsidiaries and Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2007 (Commission File No. 0-11720)

10.16
Amendment No. 1 to Loan Agreement dated as of September 22, 2010 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2010  (Commission File No. 0-11720)

10.17
Amendment to Employment and Non-compete Agreement dated December 19, 2008 between John Parry and Air T, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 24, 2008* (Commission File No. 0-11720)

10.18
Letter agreement dated August 22, 2011 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K dated August 23, 2011 (Commission file No. 0-11720)

10.19
Amendment No. 3 to Loan Agreement dated August 29, 2012 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 4, 2012  (Commission File No. 0-11720)

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 0-11720)

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2           Section 1350 Certification of Chief Financial Officer

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.

__________________
*  Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:            /s/ Walter Clark
Walter Clark, Chief Executive Officer
(Principal Executive Officer)                                                                           Date:  June 4, 2013

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)                                              Date:  June 4, 2013

By:            /s/  Allison T. Clark
Allison T. Clark, Director                                                                                Date:  June 4, 2013

By:            /s/  Walter Clark
Walter Clark, Director                                                                                      Date:  June 4, 2013

By:            /s/  Sam Chesnutt
Sam Chesnutt, Director                                                                                   Date:  June 4, 2013

By:            /s/  John Gioffre
John Gioffre, Director                                                                                      Date:  June 4, 2013

By:            /s/  John Parry
John Parry, Director                                                                                         Date:  June 4, 2013

By:            /s/ George C. Prill
George C. Prill, Director                                                                                  Date:  June 4, 2013

By:            /s/  William Simpson
William Simpson, Director                                                                              Date:  June 4, 2013

By:            /s/  Nicholas J. Swenson
Nicholas J. Swenson, Director                                                                       Date:  June 4, 2013

By:            /s/  Dennis A. Wicker
Dennis Wicker, Director                                                                                 Date:  June 4, 2013

By:           /s/  J. Bradley Wilson
J. Bradley Wilson, Director                                                                            Date:  June 4, 2013

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                           Document

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.