Form 10-Q
period 2013-06-30
AIR T INC
filed 2013-08-07
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
✓	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013
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
Yes  ☑                                No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       Yes   ☑                                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer     Smaller Reporting Company ☑
                       (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                  No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                                  Outstanding Shares at August 2, 2013
    Common Shares, par value of $.25 per share                            2,446,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income (Unaudited)	3
	Three Months Ended June 30, 2013 and 2012

	Condensed Consolidated Balance Sheets	4
	June 30, 2013 (Unaudited) and March 31, 2013

	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Three Months Ended June 30, 2013 and 2012

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited)	6
	Three Months Ended June 30, 2013 and 2012

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market risk	14

Item 4.	Controls and Procedures	14

	PART II

Item 6.	Exhibits	14
	Signatures	15
	Exhibit Index	16
	Certifications	17
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2013	2012
Operating Revenues:
Overnight air cargo	$12,408,189	$10,733,726
Ground equipment sales	5,236,563	10,743,561
Ground support services	3,635,302	3,010,878
	21,280,054	24,488,165

Operating Expenses:
Flight-air cargo	4,785,683	4,460,394
Maintenance-air cargo	6,013,358	4,663,789
Ground equipment sales	4,234,907	9,411,282
Ground support services	2,931,309	2,478,170
General and administrative	2,950,038	2,697,923
Depreciation and amortization	144,301	124,681
Gain on sale of assets	-	(1,744)
	21,059,596	23,834,495

Operating Income	220,458	653,670

Non-operating Income (Expense):
Investment income	7,053	4,565
Interest expense	-	(6,222)
	7,053	(1,657)

Income Before Income Taxes	227,511	652,013

Income Taxes	89,000	235,000

Net Income	$138,511	$417,013

Earnings Per Share:
Basic	$0.06	$0.17
Diluted	$0.06	$0.17

Dividends Declared Per Share	$0.30	$0.25

Weighted Average Shares Outstanding:
Basic	2,446,286	2,446,286
Diluted	2,470,054	2,458,225

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$7,824,196	$9,197,492
Accounts receivable, less allowance for
doubtful accounts of $65,000 and $66,000	11,069,191	11,687,515
Notes and other receivables-current	286,090	145,485
Income tax receivable	523,000	287,000
Inventories	11,354,762	8,181,700
Deferred income taxes	410,000	410,000
Prepaid expenses and other	514,658	619,128
Total Current Assets	31,981,897	30,528,320

Property and Equipment, net	3,425,653	3,472,539

Cash Surrender Value of Life Insurance Policies	1,798,186	1,781,185
Notes and Other Receivables-LongTerm	131,353	158,276
Other Assets	126,607	114,270
Total Assets	$37,463,696	$36,054,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,597,437	$5,741,371
Accrued expenses	2,262,757	2,120,000
Total Current Liabilities	9,860,194	7,861,371

Deferred Income Taxes	69,000	69,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 shares issued and outstanding	611,571	611,571
Additional paid-in capital	6,327,068	6,321,411
Retained earnings	20,595,863	21,191,237
Total Stockholders' Equity	27,534,502	28,124,219
Total Liabilities and Stockholders’ Equity	$37,463,696	$36,054,590

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,511	$417,013
Adjustments to reconcile net income to net
cash used in operating activities:
Gain on sale of assets	-	(1,744)
Change in accounts receivable and inventory reserves	19,042	(66,703)
Depreciation and amortization	144,301	124,681
Change in cash surrender value of life insurance	(17,001)	(17,001)
Warranty reserve	37,447	42,117
Compensation expense related to stock options	5,657	-
Change in operating assets and liabilities:
Accounts receivable	619,198	(1,525,412)
Notes receivable and other non-trade receivables	(113,682)	194,504
Inventories	(3,192,978)	1,237,864
Prepaid expenses and other	92,133	197,511
Accounts payable	1,856,066	(1,196,879)
Accrued expenses	105,310	102,987
Income taxes receivable/ payable	(236,000)	141,974
Total adjustments	(680,507)	(766,101)
Net cash used in operating activities	(541,996)	(349,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	3,500
Capital expenditures	(97,415)	(130,494)
Net cash used in investing activities	(97,415)	(126,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(733,885)	(611,571)
Net cash used in financing activities	(733,885)	(611,571)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,373,296)	(1,087,653)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,197,492	5,814,184
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,824,196	$4,726,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$16,098
Income taxes	325,000	93,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2012	2,446,286	$611,571	$6,308,411	$20,132,948	$27,052,930

Net income	-	-	-	417,013	417,013

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Balance, June 30, 2012	2,446,286	$611,571	$6,308,411	$19,938,390	$26,858,372

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2013	2,446,286	$611,571	$6,321,411	$21,191,237	$28,124,219

Net income	-	-	-	138,511	138,511

Cash dividend ($0.30 per share)	-	-	-	(733,885)	(733,885)

Compensation expense related to
stock options	-	-	5,657	-	5,657

Balance, June 30, 2013	2,446,286	$611,571	$6,327,068	$20,595,863	$27,534,502

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2013.  The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.  Specifically, certain station expenses, including rents and salaries, totaling $249,000 have been reclassified from general and administrative expenses to Ground Support Services operating expenses in the financial statements for the quarter ended June 30, 2012.  The reclassification had no impact on segment operating income.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves, stock based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2013 and March 31, 2013 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month periods ended June 30, 2013 and 2012 differ from the federal statutory rate primarily as a result of state income taxes offset by permanent tax differences.

3.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net earnings by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under employee and director stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,
	2013	2012

Net earnings	$138,511	$417,013
Earnings Per Share:
Basic	$0.06	$0.17
Diluted	$0.06	$0.17
Weighted Average Shares Outstanding:
Basic	2,446,286	2,446,286
Diluted	2,470,054	2,458,225

At June 30, 2013 and 2012, respectively, options to acquire 13,500 and 28,500 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	June 30, 2013	March 31, 2013
Aircraft parts and supplies	$119,638	$119,638
Ground support service parts	517,466	327,753
Ground equipment manufacturing:
Raw materials	6,682,510	4,989,335
Work in process	2,309,091	1,305,029
Finished goods	2,536,128	2,230,100
Total inventories	12,164,833	8,971,855
Reserves	(810,071)	(790,155)

Total, net of reserves	$11,354,762	$8,181,700

  8

5.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

No options were granted or exercised during the three months ended June 30, 2013 and 2012, respectively.  Stock based compensation expense in the amount of $5,657 and $0 was recognized for the three-month periods ended June 30, 2013 and 2012, respectively.  At June 30, 2013, there was unrecognized compensation expense of $5,000 related to the stock options.

6.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2014.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2013.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At June 30, 2013, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.19% at June 30, 2013) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended June 30,
	2013	2012
Operating Revenues:
Overnight Air Cargo	$12,408,189	$10,733,726
Ground Equipment Sales:
Domestic	5,000,871	9,164,417
International	235,692	1,579,144
Total Ground Equipment Sales	5,236,563	10,743,561
Ground Support Services	3,635,302	3,010,878
Total	$21,280,054	$24,488,165

Operating Income (Loss):
Overnight Air Cargo	$672,247	$754,841
Ground Equipment Sales	6,211	304,508
Ground Support Services	250,167	170,262
Corporate	(708,167)	(575,941)
Total	$220,458	$653,670

Capital Expenditures:
Overnight Air Cargo	$-	$32,902
Ground Equipment Sales	16,079	58,370
Ground Support Services	75,404	-
Corporate	5,932	39,222
Total	$97,415	$130,494

Depreciation and Amortization:
Overnight Air Cargo	$42,388	$37,446
Ground Equipment Sales	55,940	37,233
Ground Support Services	32,438	33,452
Corporate	13,535	16,550
Total	$144,301	$124,681

8.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits.

9.	Subsequent Events

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

09

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended June 30,
	2013		2012

Overnight Air Cargo Segment:
FedEx	$12,408	58%	$10,734	44%
Ground Equipment Sales Segment:
Military	776	4%	4,024	17%
Commercial - Domestic	4,225	20%	5,140	21%
Commercial - International	236	1%	1,579	6%
	5,237	25%	10,743	44%

Ground Support Services Segment	3,635	17%	3,011	12%
	$21,280	100%	$24,488	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean.  MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx.  Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays a monthly administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.  As reported in our Form 10-K for the year ended March 31, 2013, we had been in the process of negotiating replacement agreements with FedEx, but the contract negotiations had been put on hold.  We continue to expect replacement agreements to be negotiated and put into effect at some point in the future and the terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results going forward.

As of June 30, 2013, MAC and CSA had an aggregate of 83 aircraft under agreement with FedEx.  Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 83 aircraft are six Cessna Caravan aircraft that are considered soft-parked.  These aircraft remain covered under MAC’s agreements with FedEx although at a reduced administrative fee compared to aircraft currently in operation.  MAC continues to perform maintenance on the aircraft, but they are not crewed and MAC does not currently operate the aircraft on scheduled routes.  In June 2013, FedEx transferred two soft-parked Cessna Caravan aircraft from MAC’s fleet to another feeder operator to meet scheduling needs.  In addition, subsequent to June 30, 2013, two Cessna Caravan aircraft were damaged and retired and FedEx transferred one Cessna Caravan to MAC's fleet, for a net loss of one Cessna Caravan and FedEx also transferred one ATR-72 aircraft to another feeder operator to meet scheduling needs.  The administrative revenue related to an ATR aircraft is significantly greater than the administrative revenue related to the operation of a Cessna Caravan.  After these changes, MAC and CSA had an aggregate of 81 aircraft under agreement with FedEx, including five Cessna Caravan aircraft that are considered soft parked.

MAC and CSA combined contributed approximately $12,408,000 and $10,734,000 to the Company’s revenues for the three-month periods ended June 30, 2013 and 2012, respectively, a current year increase of $1,674,000 (16%).

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

On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force (“USAF”).  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2013, the fourth option period under the contract was exercised, extending the contract to July 2014.  In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF.  The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2012, the second option period under the contract was exercised, extending the contract to September 2013.  The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding of the USAF.

GGS contributed approximately $5,237,000 and $10,743,000 to the Company’s revenues for the three-month periods ended June 30, 2013 and 2012, respectively, representing a $5,506,000 (51%) decrease.  At June 30, 2013, GGS’s order backlog was $12.7 million compared to $12.0 million at June 30, 2012 and $6.5 million at March 31, 2013.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS provides aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $3,635,000 and $3,011,000 to the Company’s revenues for the three-month periods ended June 30, 2013 and 2012, respectively, representing a $624,000 (21%) increase.

First Quarter Highlights

The first quarter of fiscal 2014 saw the Company revenues decrease by 13% from the prior year comparable quarter. Operating income decreased 66% in the same first quarter compared to the prior year quarter.  These results represent a challenging first quarter that was impacted by low GGS sales and corporate costs relating to a recently settled election contest.

Revenues from the air cargo segment increased 16% compared to the first quarter of the prior fiscal year, while operating income decreased 11%.  Revenues were up as a result of an increase in maintenance costs this quarter which were passed through to its customer, at cost.  Operating income decreased as a result of FedEx transferring one ATR aircraft to another operator in the fourth quarter of the previous fiscal year.  In addition, MAC has experienced increased rent and repair costs at its heavy maintenance facility.

Revenues for GGS decreased by 51% compared to the first quarter of the prior fiscal year.  GGS had operating income of approximately $6,000 for the quarter, compared to $305,000 in the prior year’s comparable quarter.  GGS’s revenues were reduced in all categories, but the largest factor was a $3.2 million reduction in sales to the USAF.  Sales of deicers and flight-line tow tractors to the USAF were a major contributor to the first quarter revenues in the prior year and orders by the USAF for the first quarter of fiscal 2014 were minimal.  Gross margins improved in the segment as a result of continuing efforts to improve production efficiencies as well as a reduction in the sale of low margin flight-line tow tractors to the USAF.

Revenues from our GAS subsidiary increased by $624,000 (21%) compared to the first quarter of the prior fiscal year as a result of the company’s growth in new customers and locations over the past year.  Operating income for GAS increased by $80,000 (47%) for the quarter related to this growth.  GAS continues to seek enhancements in its management processes and has seen improved operating margin this quarter as a result of these efforts and due to the maturation of stations that were started up in the previous year.

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

Income Taxes.  Income taxes have been provided using the liability method.  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

Revenue Recognition.  Cargo revenue is recognized upon completion of contract terms.  Maintenance and ground support services revenue is recognized when the service has been performed.  Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Seasonality

The deicer industry that GGS operates in has historically been seasonal.  Historically, the Company has been able to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its product line to include military and international sales to increase revenues and earnings throughout the year. Although sales remain somewhat seasonal, particularly with regard to commercial deicers which typically are delivered prior to the winter season, this diversification has historically lessened the impact on the Company.  With sales to the USAF ceasing to be a significant component of GGS’s sales, seasonal patterns of revenues and earnings attributable to its commercial deicer business have resumed, with revenues and operating income for the segment being lower in the first and fourth fiscal quarters.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

First Quarter 2014 Compared to First Quarter 2013

Consolidated revenue decreased $3,208,000 (13%) to $21,280,000 for the three-month period ended June 30, 2013 compared to its equivalent prior period.  The decrease in revenues can be principally attributed to a decrease in sales in our ground equipment sales segment.  Revenue in the ground equipment sales segment decreased $5,507,000 (51%) as a result of a $2.0 million decrease in deicer sales to the military and a $1.2 million decrease in flight-line tow tractor sales to the military as well as smaller declines in commercial domestic and international sales.  Revenues in the ground support services segment were up $624,000 (21%), as a result of the company’s addition of new customers and locations.  Revenues in our air cargo segment increased $1,674,000 (16%) primarily as a result of an increase in maintenance costs passed through to our customer at cost.

Operating expenses decreased $2,775,000 (12%) to $21,060,000 for the three-month period ended June 30, 2013 compared to its equivalent prior period.  The principal component of the decrease was a $5,176,000 (55%) decrease in ground equipment sales segment operating expenses, relating to the 51% decrease in segment revenue. Gross margins improved in the segment as a result of continuing efforts to improve production efficiencies as well as a reduction in the sale of low margin flight-line tow tractors to the USAF.  Ground support services segment operating costs increased $453,000 (18%) driven primarily by the current quarter’s 21% increase in revenues.  Gross margins in this segment improved as stations started in the prior year began to mature.  Air cargo operating expenses increased by $1,675,000 (18%), principally as a result of an increase in maintenance costs passed though to our customer at cost.  MAC is also operating one less ATR aircraft than in the comparable prior year quarter and has experienced increased rent and repair costs at its main maintenance facility.  General and administrative expenses increased $252,000 (9%) to $2,950,000 for the three-month period ended June 30, 2013 compared to its equivalent prior period. The principal components of this increase were a $140,000 increase in professional fees and stockholder expense relating to the recently settled election contest, and increases in travel expenses, rent expense and salaries and related benefits.

Operating income for the quarter ended June 30, 2013 was $221,000, a $433,000 (66%) decrease from the same quarter of the prior year.  The ground equipment sales segment had a $298,000 (98%) decrease in its operating income as a result of decreased unit sales in the current quarter compared to the prior quarter.  The ground support services segment saw an $80,000 (47%) increase in its operating income resulting from the growth in customers and locations over the past year. The overnight air cargo segment saw an $83,000 (11%) decrease in its operating income resulting from the loss of one aircraft and increased operating costs, quarter over quarter.

Pretax earnings decreased $425,000 for the three-month period ended June 30, 2013 compared to the prior year comparable period, primarily due to the decreases in the ground equipment sales and air cargo segments operating income as well as increased professional fees and costs associated with the recently settled election contest.

During the three-month period ended June 30, 2013, the Company recorded $89,000 in income tax expense, which resulted in an estimated annual tax rate of 39.0%, compared to a 36.0% tax rate in the comparable quarter in 2012.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of June 30, 2013 the Company's working capital amounted to $22,122,000, a decrease of $545,000 compared to March 31, 2013.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2014.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2013.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2013, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at June 30, 2013 was .19%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s outstanding balance under the line of credit was negligible during the quarter ended June 30, 2013, changes in the LIBOR rate during that period would have had a minimal effect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012

Net Cash Used in Operating Activities	$(542,000)	$(349,000)
Net Cash Used in Investing Activities	(97,000)	(127,000)
Net Cash Used in Financing Activities	(734,000)	(612,000)

Net Decrease in Cash and Cash Equivalents	$(1,373,000)	$(1,088,000)

Cash used in operating activities was $193,000 more for the three-month period ended June 30, 2013 compared to the similar prior year period, resulting from a variety of offsetting factors.  The most significant factor was inventories which increased substantially during the current period reflecting the significant increase in order backlog since the beginning of the quarter while it had actually declined in the prior comparable period.  This change was somewhat offset by related movements in accounts payable related to inventories. An additional offsetting factor was accounts receivable which decreased marginally during the current period while it increased substantially in the prior comparable period, relating to sales levels in each of the respective periods.

Cash used in investing activities for the three-month period ended June 30, 2013 was $30,000 less than the comparable prior year period due primarily to the decrease in capital expenditures.

Cash used in financing activities was $122,000 more in the three-month period ended June 30, 2013, than in the corresponding prior year period due to an increase in the annual cash dividend paid to shareholders.

There are currently no commitments for significant capital expenditures. The Company’s Board of Directors on August 7, 1998 adopted the policy to pay an annual cash dividend, based on profitability and other factors, in the first quarter of each fiscal year, in an amount to be determined by the Board.  The Company paid a $0.30 per share cash dividend in June 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  August 7, 2013
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

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.