Form 10-Q
period 2013-09-30
AIR T INC
filed 2013-11-07
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
✓	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013
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
Yes       ☑                           No  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       Yes          ☑                                No   ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ❒    Accelerated Filer ❒    Non-Accelerated Filer  ❒   Smaller Reporting Company☑
                          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             ❒                     No☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                           Outstanding Shares at November 1, 2013
  Common Shares, par value of $.25 per share                         2,446,286

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income (Unaudited)	3
	Three Months and Six Months Ended September 30, 2013 and 2012

	Condensed Consolidated Balance Sheets	4
	September 30, 2013 (Unaudited) and March 31, 2013

	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Six Months Ended September 30, 2013 and 2012

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited)	6
	Six Months Ended September 30, 2013 and 2012

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

	PART II

Item 6.	Exhibits	15
	Signatures	16
	Exhibit Index	17
	Certifications	18
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Overnight air cargo	$12,121,175	$12,051,201	$24,529,364	$22,784,927
Ground equipment sales	7,907,333	6,085,616	13,143,896	16,829,177
Ground support services	4,161,584	3,025,243	7,796,886	6,036,121
	24,190,092	21,162,060	45,470,146	45,650,225

Operating Expenses:
Flight-air cargo	4,618,716	4,939,237	9,404,399	9,399,631
Maintenance-air cargo	6,056,145	5,365,093	12,069,503	10,028,882
Ground equipment sales	6,414,360	5,117,938	10,649,267	14,529,220
Ground support services	3,348,808	2,576,779	6,280,117	5,054,949
General and administrative	2,818,218	2,693,513	5,768,256	5,389,692
Depreciation and amortization	181,353	118,566	325,654	243,247
	23,437,600	20,811,126	44,497,196	44,645,621

Operating Income	752,492	350,934	972,950	1,004,604

Non-operating Income (Expense):
Investment income	5,519	3,463	12,572	8,028
Interest expense and Other	(901)	(965)	(901)	(7,187)
	4,618	2,498	11,671	841

Income Before Income Taxes	757,110	353,432	984,621	1,005,445

Income Taxes	301,000	126,000	390,000	361,000

Net Income	$456,110	$227,432	$594,621	$644,445

Earnings Per Share:
Basic	$0.19	$0.09	$0.24	$0.26
Diluted	$0.18	$0.09	$0.24	$0.26

Dividends Declared Per Share	$-	$-	$0.30	$0.25

Weighted Average Shares Outstanding:
Basic	2,446,286	2,446,286	2,446,286	2,446,286
Diluted	2,485,246	2,450,165	2,477,047	2,454,162

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,673,364	$9,197,492
Accounts receivable, less allowance for
doubtful accounts of $78,000 and $66,000	13,140,287	11,687,515
Notes and other receivables-current	133,454	145,485
Income tax receivable	470,000	287,000
Inventories	13,126,096	8,181,700
Deferred income taxes	410,000	410,000
Prepaid expenses and other	1,512,499	619,128
Total Current Assets	32,465,700	30,528,320

Property and Equipment, net	4,079,399	3,472,539

Cash Surrender Value of Life Insurance Policies	1,798,186	1,781,185
Notes and Other Receivables-Long Term	114,229	158,276
Other Assets	118,929	114,270
Total Assets	$38,576,443	$36,054,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,641,319	$5,741,371
Accrued expenses	2,085,498	2,120,000
Total Current Liabilities	9,726,817	7,861,371

Long-term debt	783,222	-
Deferred income taxes	69,000	69,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,446,286 shares issued and outstanding	611,571	611,571
Additional paid-in capital	6,333,860	6,321,411
Retained earnings	21,051,973	21,191,237
Total Stockholders' Equity	27,997,404	28,124,219
Total Liabilities and Stockholders’ Equity	$38,576,443	$36,054,590

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$594,621	$644,445
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Loss on disposal of equipment	-	541
Change in accounts receivable and inventory reserves	51,032	16,457
Depreciation and amortization	325,654	243,247
Change in cash surrender value of life insurance	(17,001)	(34,002)
Warranty reserve	94,447	99,186
Compensation expense related to stock options	12,449	1,000
Change in operating assets and liabilities:
Accounts receivable	(1,465,530)	644,815
Notes receivable and other non-trade receivables	56,078	212,676
Inventories	(5,770,909)	565,144
Prepaid expenses and other	(898,030)	304,460
Accounts payable	1,899,948	(1,878,760)
Accrued expenses	(128,949)	(363,224)
Income taxes receivable/ payable	(183,000)	315,000
Total adjustments	(6,023,811)	126,540
Net cash provided by (used in) operating activities	(5,429,190)	770,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(144,275)	(220,606)
Proceeds from sale of assets	-	3,500
Net cash used in investing activities	(144,275)	(217,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Line of Credit	783,222	-
Payment of cash dividend	(733,885)	(611,571)
Net cash provided by (used in) financing activities	49,337	(611,571)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,524,128)	(57,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,197,492	5,814,184
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,673,364	$5,756,492

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$788,239	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$900	$17,000
Income taxes	573,000	46,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2012	2,446,286	$611,571	$6,308,411	$20,132,948	$27,052,930

Net income	-	-	-	644,445	644,445

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Compensation expense related to
stock options	-	-	1,000	-	1,000

Balance, September 30, 2012	2,446,286	$611,571	$6,309,411	$20,165,822	$27,086,804

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2013	2,446,286	$611,571	$6,321,411	$21,191,237	$28,124,219

Net income	-	-	-	594,621	594,621

Cash dividend ($0.30 per share)	-	-	-	(733,885)	(733,885)

Compensation expense related to
stock options	-	-	12,449	-	12,449

Balance, September 30, 2013	2,446,286	$611,571	$6,333,860	$21,051,973	$27,997,404

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.  Specifically, certain station expenses, including rents and salaries, totaling $281,000 and $530,000, respectively, have been reclassified from general and administrative expenses to Ground Support Services operating expenses in the financial statements for the three-month and six-month periods ended September 30, 2012.  The reclassification had no impact on segment operating income.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves, stock based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2013 and March 31, 2013 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month and six-month periods ended September 30, 2013 and 2012 differ from the federal statutory rate primarily as a result of the effect of state income taxes.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net earnings	$456,110	$227,432	$594,621	$644,445
Earnings Per Share:
Basic	$0.19	$0.09	$0.24	$0.26
Diluted	$0.18	$0.09	$0.24	$0.26
Weighted Average Shares Outstanding:
Basic	2,446,286	2,446,286	2,446,286	2,446,286
Diluted	2,485,246	2,450,165	2,477,047	2,454,162

For the three months ended September 30, 2013 and 2012, respectively, options to acquire 11,000 and 33,500 shares of common stock, and for the six months ended September 30, 2013 and 2012, respectively, options to acquire 23,500 and 31,000 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	September 30, 2013	March 31, 2013
Aircraft parts and supplies	$119,638	$119,638
Ground support service parts	637,207	327,753
Ground equipment manufacturing:
Raw materials	9,359,936	4,989,335
Work in process	2,063,056	1,305,029
Finished goods	1,774,688	2,230,100
Total inventories	13,954,525	8,971,855
Reserves	(828,429)	(790,155)

Total, net of reserves	$13,126,096	$8,181,700

5.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

During the three-month periods ended September 30, 2013 and 2012, options for 10,000 and 2,500 shares, respectively, were granted to directors.  No other options were granted or exercised during the six-month periods ended September 30, 2013 and 2012.  Stock-based compensation expense in the amount of $12,449 and $1,000 was recognized for the six-month periods ended September 30, 2013 and 2012, respectively.  At September 30, 2013, there was unrecognized compensation expense of $19,700 related to the stock options.

6.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2013, the expiration date of the credit line was extended from August 31, 2014 to August 31, 2015.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2013.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At September 30, 2013, $7,000,000 was available under the terms of the credit facility and $783,222 was outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.18% at September 30, 2013) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Overnight Air Cargo	$12,121,175	$12,051,201	$24,529,364	$22,784,927
Ground Equipment Sales:
Domestic	7,373,315	4,386,908	12,374,186	13,551,325
International	534,018	1,698,708	769,710	3,277,852
Total Ground Equipment Sales	7,907,333	6,085,616	13,143,896	16,829,177
Ground Support Services	4,161,584	3,025,243	7,796,886	6,036,121
Total	$24,190,092	$21,162,060	$45,470,146	$45,650,225

Operating Income (Loss):
Overnight Air Cargo	$564,969	$863,893	$1,237,216	$1,618,734
Ground Equipment Sales	452,702	(163,765)	458,913	140,743
Ground Support Services	307,448	52,028	557,615	222,290
Corporate	(572,627)	(401,222)	(1,280,794)	(977,163)
Total	$752,492	$350,934	$972,950	$1,004,604

Capital Expenditures:
Overnight Air Cargo	$12,236	$16,593	$12,236	$49,495
Ground Equipment Sales	2,025	53,281	18,104	111,651
Ground Support Services	26,416	16,038	101,820	16,038
Corporate	6,183	4,200	12,115	43,422
Total	$46,860	$90,112	$144,275	$220,606

Depreciation and Amortization:
Overnight Air Cargo	$42,444	$38,444	$84,832	$75,890
Ground Equipment Sales	91,594	33,696	147,534	70,929
Ground Support Services	33,856	33,465	66,294	66,917
Corporate	13,459	12,961	26,994	29,511
Total	$181,353	$118,566	$325,654	$243,247

8.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits.

9.	Subsequent Events

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended September 30,				Six Months Ended September 30,
	2013		2012		2013		2012

Overnight Air Cargo Segment:
FedEx	$12,121	50%	$12,051	57%	$24,529	54%	$22,785	50%
Ground Equipment Sales Segment:
Military	-		816	4%	776	2%	4,840	11%
Commercial - Domestic	7,373	31%	3,571	17%	11,598	25%	8,711	19%
Commercial - International	534	2%	1,699	8%	770	2%	3,278	7%
	7,907	33%	6,086	29%	13,144	29%	16,829	37%

Ground Support Services Segment	4,162	17%	3,025	14%	7,797	17%	6,036	13%
	$24,190	100%	$21,162	100%	$45,470	100%	$45,650	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean.  MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx.  Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays a monthly administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup.  These pass through costs totaled $7,167,000 and $7,280,000 for the three-months ended September 30, 2013 and 2012 and $14,912,000 and $13,450,000 for the six-month periods ended September 30, 2013 and 2012, respectively.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.  As reported in our Form 10-K for the year ended March 31, 2013, we had been in the process of negotiating replacement agreements with FedEx, but the contract negotiations had been put on hold.  We continue to expect replacement agreements to be negotiated and put into effect at some point in the future and the terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results going forward.

As of September 30, 2013, MAC and CSA had an aggregate of 81 aircraft under agreement with FedEx.  Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 81 aircraft are four Cessna Caravan aircraft that are considered soft-parked.  These aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft currently in operation.  MAC and CSA continue to perform maintenance on the aircraft, but they are not crewed and are not currently operating the aircraft on scheduled routes.  During the second quarter, two Cessna Caravan aircraft were damaged and retired and FedEx transferred one Cessna Caravan to MAC’s fleet, for a net loss of one Cessna Caravan and FedEx also transferred one ATR-72 aircraft to another feeder operator to meet scheduling needs.  The administrative revenue related to an ATR aircraft is significantly greater than the administrative revenue related to the operation of a Cessna Caravan.  Subsequent to September 30, 2013, FedEx transferred an additional soft-parked Cessna Caravan to another feeder operator to meet scheduling needs, which left MAC and CSA with an aggregate fleet of 80 aircraft under agreement with FedEx, including three Cessna Caravan aircraft that are considered soft parked.

MAC and CSA combined contributed approximately $24,529,000 and $22,785,000 to the Company’s revenues for the six-month periods ended September 30, 2013 and 2012, respectively, a current year increase of $1,744,000 (8%).

GGS manufactures and supports aircraft deicers and other specialized industrial equipment on a worldwide basis.  GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons.  GGS has also provided fixed-pedestal-mounted deicers.  Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle and an on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish.  GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, flight-line tow tractors, glycol recovery vehicles and other special purpose mobile equipment.  GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.

On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force (“USAF”).  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2013, the fourth option period under the contract was exercised, extending the contract to July 2014.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF.  The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2013, the third option period under the contract was exercised, extending the contract to September 2014.  The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding of the USAF.

GGS contributed approximately $13,144,000 and $16,829,000 to the Company’s revenues for the six-month periods ended September 30, 2013 and 2012, respectively, representing a $3,685,000 (22%) decrease.  At September 30, 2013, GGS’s order backlog was $ 11.9 million compared to $15.5 million at September 30, 2012 and $6.5 million at March 31, 2013.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS provides aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $7,797,000 and $6,036,000 to the Company’s revenues for the six-month periods ended September 30, 2013 and 2012, respectively, representing a $1,761,000 (29%) increase.

Second Quarter Highlights

The second quarter of fiscal 2014 saw the Company revenues increase by $3,028,000 (14%) from the prior year comparable quarter. Operating income increased by $402,000 (114%) in the same second quarter compared to the prior year quarter.  These results represent a strong second quarter that was positively impacted by higher GGS sales and a continuing increase in GAS sales and profitability.

Revenues from the air cargo segment were essentially flat, increasing by $70,000 (1%) compared to the second quarter of the prior fiscal year, while operating income decreased by $299,000 (35%).  While revenues were flat, operating income decreased as a result of FedEx transferring two ATR aircraft to other operators to meet scheduling needs during the past year.  In addition, MAC has experienced increased maintenance labor costs as well as increased rent and repair costs at its heavy maintenance facility.

Revenues for GGS increased by $1,822,000 (30%) compared to the second quarter of the prior fiscal year.  GGS had operating income of approximately $453,000 for the quarter, compared to a loss of $164,000 in the prior year’s comparable quarter, a $617,000 positive impact.  GGS’s commercial domestic revenues more than doubled from the prior year comparable quarter resulting from strong commercial deicer and scissor truck sales this quarter, overcoming lesser reductions in sales to both the USAF and to international customers.  Gross margins improved nearly four percentage points in the segment as a result of continuing efforts to improve production efficiencies, a change in the product and customer mix, as well as a reduction in the sale of low margin flight-line tow tractors to the USAF.

Revenues from our GAS subsidiary increased by $1,137,000 (38%) compared to the second quarter of the prior fiscal year as a result of the company’s continuing growth in locations and in services offered to new and existing customers.  Operating income for GAS increased by $255,000 (491%) for the quarter related to this growth.  GAS continues to make enhancements in its management processes and management personnel and has seen improved operating margin this quarter as a result of these efforts and due to the maturation of stations that were started up in the previous year.

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

Results of Operations

Second Quarter 2014 Compared to Second Quarter 2013

Consolidated revenue increased $3,028,000 (14%) to $24,190,000 for the three-month period ended September 30, 2013 compared to its equivalent prior period.  The increase in revenues can be attributed to increases in sales in both our ground equipment sales and our ground support services segments.  Revenue in the ground equipment sales segment increased $1,822,000 (30%) as a result of a $2.9 million increase in the volume of commercial deicer and scissor truck sales offset by lesser declines in sales to the military and a decline in parts sales.  Revenues in the ground support services segment were up $1,136,000 (38%), as a result of the company’s continuing growth in locations and in services offered to new and existing customers.  Revenues in our air cargo segment were essentially flat with a slight increase of $70,000 (1%).

Operating expenses increased $2,626,000 (13%) to $23,438,000 for the three-month period ended September 30, 2013 compared to its equivalent prior period.  A principal component of the increase was a $1,296,000 (25%) increase in ground equipment sales segment operating expenses, relating to the 30% increase in segment revenue. Gross margins improved nearly four percentage points in the segment as a result of continuing efforts to improve production efficiencies, a change in the product and customer mix, as well as a reduction in the sale of low margin flight-line tow tractors to the USAF.  Ground support services segment operating costs increased $772,000 (30%) driven primarily by the current quarter’s 38% increase in revenues, with both shop labor and parts costs increasing.  Gross margins in this segment improved as a result of enhancements in its management processes and management personnel and due to the maturation of stations that were started up in the previous year.  Air cargo operating expenses increased by $371,000 (4%) compared to the prior year comparable period.

Of the segment’s $10,675,000 of operating costs, $7,167,000 was costs passed through to our air cargo customer without markup.  In addition, MAC has experienced increased maintenance labor costs as well as increased rent and repair costs at its main maintenance facility, resulting in the higher costs this quarter.  Finally, MAC operated two fewer ATR aircraft than in the comparable prior year quarter resulting in decreased profitability this quarter.  General and administrative expenses increased $125,000 (5%) to $2,818,000 for the three-month period ended September 30, 2013 compared to its equivalent prior period. The principal components of this increase were increased salaries and benefits, increased professional fees and stockholder expense relating to the recently settled election contest and an increase in profit sharing expense related to the increased corporate profit for the quarter.

Operating income for the quarter ended September 30, 2013 was $753,000, a $402,000 (114%) increase from the same quarter of the prior year.  The ground equipment sales segment had a $617,000 increase in its operating income as a result of increased domestic commercial deicer and scissor unit sales in the current quarter compared to the prior quarter.  The ground support services segment saw a $255,000 (491%) increase in its operating income resulting from the continuing growth and maturation of stations over the past year. The overnight air cargo segment saw a $299,000 (35%) decrease in its operating income resulting from the loss of two ATR aircraft and increased operating costs not passed through to the customer, quarter over quarter.

Pretax earnings increased $404,000 for the three-month period ended September 30, 2013 compared to the prior year comparable period, primarily due to the increases in the ground equipment sales and ground support services segments operating income, offset by decreased operating income from the air cargo segment as well as increased corporate overhead costs.

During the three-month period ended September 30, 2013, the Company recorded $301,000 in income tax expense, which resulted in an estimated annual tax rate of 39.8%, compared to a 35.7% tax rate in the comparable quarter in 2012.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes.  The current quarter rate is higher due to increasing state tax apportionment requirements.

First Six Months of Fiscal 2014 Compared to First Six Months of Fiscal 2013

Consolidated revenue decreased $180,000 to $45,470,000 for the six-month period ended September 30, 2013 compared to its equivalent prior period.  While consolidated revenues were essentially flat, there were significant swings in revenues within the segments.  Revenues in the ground equipment sales segment decreased $3,685,000 (22%) comprised of a $4.0 million decrease in military sales, a $2.5 million decrease in commercial international sales offset by a $2.9 million increase in commercial domestic sales.   Revenues in the ground support services segment were up $1,761,000 (29%), resulting from the addition of new customers and locations over the past year, particularly several new large locations for one customer.  Revenues in the air cargo segment were up $1,744,000 (8%) primarily as a result of an increase in maintenance costs passed through to our customer at cost.

Operating expenses decreased $148,000 for the six-month period ended September 30, 2013 compared to its equivalent prior period.  Ground equipment sales segment operating costs decreased $3,880,000 (27%) driven primarily by the current period’s decrease in revenues.  Gross margins improved in the segment as a result of continuing efforts to improve production efficiencies as well as a reduction in the sale of low margin flight-line tow tractors to the USAF.  Ground support services segment operating expenses increased $1,225,000 (24%) following the increase in revenues, with both shop labor and parts costs increasing, but also reflecting continuing improvement in margins as stations started in the prior year continue to mature.  Air cargo segment operating expenses increased $2,045,000 (11%), principally as a result of an increase in maintenance cost passed through to our customer at cost.  Of the segment’s $21,474,000 of operating costs, $14,912,000 was costs passed through to our air cargo customer without markup.   MAC is also experiencing higher maintenance labor costs as well as increased rent and repair costs at its main maintenance facility.  General and administrative expenses increased $379,000 (7%) for the six-month period ended September 30, 2013 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components of this increase being salary costs including health insurance, employee training and benefits and increases to professional fees and shareholder expenses related to the election contest and settlement.

Operating income for the six-month period ended September 30, 2013 was $973,000, a $32,000 (3%) decrease from the same period of the prior year.  The overnight air cargo segment saw a $382,000 (24%) decrease in its operating income.  The ground equipment sales segment experienced a $318,000 (226%) increase in its operating income in the six-month period ended September 30, 2013.  The ground support services segment saw a $335,000 (151%) increase in its operating income for the period.  Corporate administrative expenses increased $304,000 with the primary components being an $180,000 increase in professional fees and shareholder expenses related to the election contest and settlement and a $90,000 increase in salaries and benefits.

 Non-operating income, net increased $11,000 for the six-month period ended September 30, 2013.

Pretax earnings was very comparable with a decrease of $21,000 for the six-month period ended September 30, 2013 compared to the prior comparable period.

During the six-month period ended September 30, 2013, the Company recorded $390,000 in income tax expense, which resulted in an estimated annual tax rate of 39.6%,  compared to the rate of 35.9% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes.  The current period rate is higher due to increasing state tax apportionment requirements.

Liquidity and Capital Resources

As of September 30, 2013 the Company's working capital amounted to $22,739,000, an increase of $72,000 compared to March 31, 2013.

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2013, the expiration date of the credit line was extended from August 31, 2014 to August 31, 2015.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2013.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At September 30, 2013, $7,000,000 was available under the terms of the credit facility and $783,222 was outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at September 30, 2013 was .18%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s average outstanding balance under the line of credit was minimal during the quarter ended September 30, 2013, changes in the LIBOR rate during that period would have had a negligible effect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended September 30, 2013 and 2012:
	Six Months Ended September 30,
	2013	2012

Net Cash (Used in) Provided by Operating Activities	$(5,429,000)	$771,000
Net Cash Used in Investing Activities	(144,000)	(217,000)
Net Cash Provided by (Used in) Financing Activities	49,000	(612,000)

Net Decrease in Cash and Cash Equivalents	$(5,524,000)	$(58,000)

Cash used in operating activities was $6,200,000 more for the six-month period ended September 30, 2013 compared to the similar prior year period, resulting from a variety of offsetting factors.  The most significant factor was inventories which increased substantially during the current period reflecting the significant increase in order backlog since the beginning of the year while it had declined marginally in the prior comparable period as a result of focus on reducing inventories from substantially higher levels.  This change was somewhat offset by related movements in accounts payable related to inventories. An additional factor was accounts receivable which increased during the current period while it decreased marginally in the prior comparable period.

Cash used in investing activities for the six-month period ended September 30, 2013 was $73,000 less than the comparable prior year period due primarily to the decrease in capital expenditures.

Cash provided by financing activities was $661,000 more in the six-month period ended September 30, 2013, than in the corresponding prior year period due to an increase in borrowings under the line of credit of $783,000 offset by a $122,000 increase in the annual cash dividend paid to shareholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 3 to Loan Agreement dated August 21, 2013 between Bank of America, N.A. and Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support LLC, CSA Air, Inc. and Global Aviation Services, LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2013 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101.0
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  November 7, 2013
/s/ Nicholas J. Swenson
Nicholas J. Swenson, Interim Chief Executive Officer
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

10.1
Amendment No. 3 to Loan Agreement dated August 21, 2013 between Bank of America, N.A. and Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support LLC, CSA Air, Inc. and Global Aviation Services, LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2013 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101.0
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.