Form 10-Q
period 2013-12-31
AIR T INC
filed 2014-02-10
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2013
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
Yes    ☒                              No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       Yes     ☒                                     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☐        Smaller Reporting Company☒
                 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐                             No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                                                           Outstanding Shares at January 31, 2014
    Common Shares, par value of $.25 per share                         2,355,028

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income (Unaudited)	3
	Three Months and Nine Months Ended December 31, 2013 and 2012

	Condensed Consolidated Balance Sheets	4
	December 31, 2013 (Unaudited) and March 31, 2013

	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Nine Months Ended December 31, 2013 and 2012

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited)	6
	Nine Months Ended December 31, 2013 and 2012

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	16
	Signatures	17
	Exhibit Index	18
	Certifications	19
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Operating Revenues:
Overnight air cargo	$14,475,404	$12,416,819	$39,004,768	$35,201,746
Ground equipment sales	11,051,176	10,945,263	24,195,072	27,774,440
Ground support services	4,308,020	3,341,186	12,104,906	9,377,307
	29,834,600	26,703,268	75,304,746	72,353,493

Operating Expenses:
Flight-air cargo	5,537,259	5,139,155	14,941,658	14,538,786
Maintenance-air cargo	7,510,131	5,672,376	19,579,634	15,701,258
Ground equipment sales	8,585,518	9,313,331	19,234,785	23,842,551
Ground support services	3,441,110	2,520,219	9,721,227	7,575,169
General and administrative	3,775,264	2,935,399	9,543,520	8,325,090
Depreciation and amortization	214,636	136,246	540,290	379,493
Gain on sale of assets	(24,988)	-	(24,988)	-
	29,038,930	25,716,726	73,536,126	70,362,347

Operating Income	795,670	986,542	1,768,620	1,991,146

Non-operating Income (Expense):
Investment income	4,165	3,222	16,737	11,250
Interest expense and Other	(4,938)	(4)	(5,839)	(7,191)
	(773)	3,218	10,898	4,059

Income Before Income Taxes	794,897	989,760	1,779,518	1,995,205

Income Taxes	340,000	357,000	730,000	718,000

Net Income	$454,897	$632,760	$1,049,518	$1,277,205

Earnings Per Share:
Basic	$0.19	$0.26	$0.43	$0.52
Diluted	$0.19	$0.26	$0.43	$0.52

Dividends Declared Per Share	$-	$-	$0.30	$0.25

Weighted Average Shares Outstanding:
Basic	2,408,198	2,446,286	2,433,544	2,446,286
Diluted	2,441,569	2,447,349	2,458,040	2,450,837

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,872,582	$9,197,492
Accounts receivable, less allowance for
doubtful accounts of $122,000 and $66,000	10,019,366	11,687,515
Notes and other receivables-current	146,613	145,485
Income tax receivable	315,000	287,000
Inventories	11,775,327	8,181,700
Deferred income taxes	410,000	410,000
Prepaid expenses and other	977,762	619,128
Total Current Assets	30,516,650	30,528,320

Property and Equipment, net	3,973,859	3,472,539

Cash Surrender Value of Life Insurance Policies	1,832,186	1,781,185
Notes and Other Receivables-Long Term	77,193	158,276
Other Assets	120,428	114,270
Total Assets	$36,520,316	$36,054,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,202,385	$5,741,371
Accrued expenses	3,066,837	2,120,000
Total Current Liabilities	9,269,222	7,861,371

Deferred income taxes	69,000	69,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,355,028 and 2,446,286 shares issued and outstanding	588,755	611,571
Additional paid-in capital	5,086,469	6,321,411
Retained earnings	21,506,870	21,191,237
Total Stockholders' Equity	27,182,094	28,124,219
Total Liabilities and Stockholders’ Equity	$36,520,316	$36,054,590

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,049,518	$1,277,205
Adjustments to reconcile net income to net
cash provided by operating activities:
(Gain) loss on disposal of equipment	(24,988)	2,184
Change in accounts receivable and inventory reserves	105,072	(19,293)
Depreciation and amortization	540,290	379,493
Change in cash surrender value of life insurance	(51,001)	(51,003)
Warranty reserve	240,942	153,493
Compensation expense related to stock options	17,824	7,000
Change in operating assets and liabilities:
Accounts receivable	1,611,563	450,284
Notes receivable and other non-trade receivables	79,955	208,873
Inventories	(4,430,352)	1,044,841
Prepaid expenses and other	(364,792)	234,341
Accounts payable	461,014	(190,899)
Accrued expenses	705,895	487,210
Income taxes receivable/ payable	(28,000)	636,200
Total adjustments	(1,136,578)	3,342,724
Net cash provided by (used in) operating activities	(87,060)	4,619,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(267,523)	(292,513)
Proceeds from sale of assets	39,140	8,000
Net cash used in investing activities	(228,383)	(284,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit		-
Payment of cash dividend	(733,885)	(611,571)
Repurchase of common stock	(1,078,217)	-
Proceeds from exercise of stock options	25,375	-
Repurchase of stock options	(222,740)	-
Net cash used in financing activities	(2,009,467)	(611,571)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,324,910)	3,723,845
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,197,492	5,814,184
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,872,582	$9,538,029

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$788,239	$661,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,800	$17,000
Income taxes	759,000	82,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2012	2,446,286	$611,571	$6,308,411	$20,132,948	$27,052,930

Net income	-	-	-	1,277,205	1,277,205

Cash dividend ($0.25 per share)	-	-	-	(611,571)	(611,571)

Compensation expense related to
stock options	-	-	7,000	-	7,000

Balance, December 31, 2012	2,446,286	$611,571	$6,315,411	$20,798,582	$27,725,564

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2013	2,446,286	$611,571	$6,321,411	$21,191,237	$28,124,219

Net income	-	-	-	1,049,518	1,049,518

Cash dividend ($0.30 per share)	-	-	-	(733,885)	(733,885)

Exercise of stock options	2,500	625	24,750		25,375

Compensation expense related to
stock options	-	-	17,824	-	17,824

Repurchase of stock options			(222,740)		(222,740)

Repurchase of common stock	(93,758)	(23,441)	(1,054,776)	-	(1,078,217)

Balance, December 31, 2013	2,355,028	$588,755	$5,086,469	$21,506,870	$27,182,094

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

         Reclassifications and Corrections

During the third quarter ended December 31, 2013, the Company discovered that accounting guidance regarding certain software development costs had been misapplied resulting in the capitalization of costs in the Company’s Ground Equipment Sales Segment that should have been expensed in prior periods beginning in fiscal 2011.  The error was discovered when the project was completed in the quarter ended December 31, 2013 at which time the Company intended to begin amortizing the costs.  The capitalization of costs resulted in an overstatement of pre-tax income that totaled $68,000, $33,000 and $50,000 for the years ended March 31, 2011, 2012 and 2013, respectively.  Management analyzed the error to determine if any of the prior years were materially misstated and determined that they were not.  Management also determined that correcting the error in the current year would not materially misstate this year’s results.  The Company recorded the correction to the prior periods in the quarter ended December 31, 2013, through a charge to Ground Equipment Sales Segment operating costs in the amount of $301,000, which included additional costs capitalized in the first two quarters of the current fiscal year.

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.  Specifically, certain station expenses, including rents and salaries, totaling $301,000 and $831,000, respectively, have been reclassified from general and administrative expenses to Ground Support Services operating expenses in the financial statements for the three-month and nine-month periods ended December 31, 2013.  The reclassification had no impact on segment operating income.

2.	Income Taxes

The tax effect of temporary differences, primarily asset reserves, stock-based compensation and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2013 and March 31, 2013 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provisions for the respective three-month and nine-month periods ended December 31, 2013 and 2012 differ from the federal statutory rate primarily as a result of state income taxes.  In addition, during the quarter ended December 31, 2013, the Company settled an open federal tax audit for the year ended March 31, 2011 and agreed to pay additional federal tax of $62,485, which has increased the income tax provisions for the three and nine-month periods ended December 31, 2013.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net earnings	$454,897	$632,760	$1,049,518	$1,277,205
Earnings Per Share:
Basic	$0.19	$0.26	$0.43	$0.52
Diluted	$0.19	$0.26	$0.43	$0.52
Weighted Average Shares Outstanding:
Basic	2,408,198	2,446,286	2,433,544	2,446,286
Diluted	2,441,569	2,447,349	2,458,040	2,450,837

[For the three months ended December 31, 2012, options to acquire 43,500 shares of common stock (none for the three months ended December 31, 2013) and for the nine months ended December 31, 2013 and 2012, respectively, options to acquire 10,000 and 43,500 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

4.	Inventories

Inventories consisted of the following:

	December 31, 2013	March 31, 2013
Aircraft parts and supplies	$119,638	$119,638
Ground support service parts	591,101	327,753
Ground equipment manufacturing:
Raw materials	8,296,539	4,989,335
Work in process	1,707,354	1,305,029
Finished goods	1,899,336	2,230,100
Total inventories	12,613,968	8,971,855
Reserves	(838,641)	(790,155)

Total, net of reserves	$11,775,327	$8,181,700

5.	Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

During the three-month period ended December 31, 2012, options for 10,000 shares were granted to an employee and during the three-month periods ended September 30, 2013 and 2012, options for 10,000 and 2,500 shares, respectively, were granted to directors.  During the three-month period ended December 31, 2013, options for 2,500 shares were exercised, options for 71,000 shares were repurchased by the company and cancelled and options for 2,500 shares expired.  No other options were granted, exercised or cancelled during the nine-month periods ended December 31, 2013 and 2012.  Stock-based compensation expense in the amount of $17,824 and $7,000 was recognized for the nine-month periods ended December 31, 2013 and 2012, respectively.  At December 31, 2013, there was $14,300 in unrecognized compensation expense related to the stock options.

6.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2013, the expiration date of the credit line was extended from August 31, 2014 to August 31, 2015.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2013.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At December 31, 2013, $7,000,000 was available under the terms of the credit facility and no amounts were outstanding.  Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.17% at December 31, 2013) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Operating Revenues:
Overnight Air Cargo	$14,475,404	$12,416,819	$39,004,768	$35,201,746
Ground Equipment Sales:
Domestic	8,180,669	7,802,351	20,554,855	21,353,676
International	2,870,507	3,142,912	3,640,217	6,420,764
Total Ground Equipment Sales	11,051,176	10,945,263	24,195,072	27,774,440
Ground Support Services	4,308,020	3,341,186	12,104,906	9,377,307
Total	$29,834,600	$26,703,268	$75,304,746	$72,353,493

Operating Income (Loss):
Overnight Air Cargo	$497,552	707,561	$1,734,768	$2,326,295
Ground Equipment Sales	1,208,623	441,346	1,667,536	582,089
Ground Support Services	253,834	407,954	811,449	630,244
Corporate	(1,164,339)	(570,319)	(2,445,133)	(1,547,482)
Total	$795,670	$986,542	$1,768,620	$1,991,146

Capital Expenditures:
Overnight Air Cargo	$37,769	$36,156	$50,005	$85,651
Ground Equipment Sales	10,451	16,508	28,555	128,159
Ground Support Services	57,748	15,335	159,568	31,373
Corporate	17,280	3,908	29,395	47,330
Total	$123,248	$71,907	$267,523	$292,513

Depreciation and Amortization:
Overnight Air Cargo	$42,478	$38,815	$127,310	$114,705
Ground Equipment Sales	127,191	51,617	274,725	122,546
Ground Support Services	31,929	32,820	98,223	99,737
Corporate	13,038	12,994	40,032	42,505
Total	$214,636	$136,246	$540,290	$379,493

8.	Subsequent Events

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2013		2012		2013		2012

Overnight Air Cargo Segment:
FedEx	$14,476	49%	$12,417	46%	$39,005	52%	$35,202	49%
Ground Equipment Sales Segment:
Military	315	1%	3,943	15%	1,091	1%	8,783	12%
Commercial - Domestic	7,866	26%	3,859	14%	19,464	26%	12,570	17%
Commercial - International	2,870	10%	3,143	12%	3,640	5%	6,421	9%
	11,051	37%	10,945	41%	24,195	32%	27,774	38%

Ground Support Services Segment	4,308	14%	3,341	13%	12,105	16%	9,377	13%
	$29,835	100%	$26,703	100%	$75,305	100%	$72,353	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean.  MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx.  Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays a monthly administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup.  These pass through costs totaled $9,389,000 and $7,517,000 for the three-months ended December 31, 2013 and 2012 and $24,301,000 and $20,967,000 for the nine-month periods ended December 31, 2013 and 2012, respectively.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.  As reported in our Form 10-K for the year ended March 31, 2013, we had been in the process of negotiating replacement agreements with FedEx, but the contract negotiations had been put on hold.  We expect the contract negotiations to resume in the near future and the terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results going forward.

As of December 31, 2013, MAC and CSA had an aggregate of 80 aircraft under agreement with FedEx.  Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 80 aircraft are three Cessna Caravan aircraft that are considered soft-parked.  These aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft currently in operation.  MAC and CSA continue to perform maintenance on the aircraft, but they are not crewed and are not currently operating the aircraft on scheduled routes.  During the third quarter, FedEx transferred one soft-parked Cessna Caravan aircraft to another feeder operator to meet scheduling needs.

MAC and CSA combined contributed approximately $39,005,000 and $35,202,000 to the Company’s revenues for the nine-month periods ended December 31, 2013 and 2012, respectively, a current year increase of $3,803,000 (11%).

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

On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force (“USAF”).  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2013, the third option period under the contract was exercised, extending the contract to July 2014.

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

GGS contributed approximately $24,195,000 and $27,774,000 to the Company’s revenues for the nine-month periods ended December 31, 2013 and 2012, respectively, representing a $3,579,000 (13%) decrease.  At December 31, 2013, GGS’s order backlog was $10.2 million compared to $9.2 million at December 31, 2012 and $6.5 million at March 31, 2013.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS provides aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $12,105,000 and $9,377,000 to the Company’s revenues for the nine-month periods ended December 31, 2013 and 2012, respectively, representing a $2,728,000 (29%) increase.

Third Quarter Highlights

Revenues from the air cargo segment increased $2,059,000 (17%) compared to the third quarter of the prior fiscal year, while operating income decreased 30%, continuing the trend that we experienced in the first two quarters of this fiscal year.  While revenues were up primarily as a result of an increase in maintenance costs passed through to our customer at cost, operating income decreased as a result of FedEx transferring two ATR aircraft to other operators to meet scheduling needs during the past year.  In addition, MAC has experienced increased maintenance labor costs as well as increased rent and repair costs at its heavy maintenance facility.

Revenues for GGS were up 1% when compared to the third quarter of the prior fiscal year.  While revenues were essentially flat, GGS generated operating income of approximately $1,209,000 for the quarter, an increase of $767,000 (174%) compared to the prior year comparable quarter.  Gross margins improved nearly ten percentage points in the segment compared to the prior year comparable quarter as a result of continuing efforts to improve production efficiencies, a change in the product and customer mix, as well as a substantial reduction in the sale of very low margin flight-line tow tractors to the USAF.

During the quarter ended December 31, 2013, revenues from our GAS subsidiary increased by $967,000 (29%) as a result of the company’s continuing growth in new customers and locations.  GAS operating income decreased by $154,000 (38%), resulting from increases in a variety of administrative costs including management salaries, workers compensation expense, travel costs, and reserves for bad debts.

In November 2013, the Company entered into a Severance Agreement and Release with Walter Clark which provided for Mr. Clark’s resignation from his employment with the Company, as President and Chief Executive Officer of the Company and from the Board of Directors of the Company.  The Company agreed to pay Mr. Clark all unpaid salary, vacation pay and expenses as of the effective date of his resignation, incentive compensation pursuant to his Employment Agreement with respect to the fiscal year ending March 31, 2014 (which will be calculated as 2% of eligible pretax earnings prorated for the fiscal year ending March 31, 2013) expected to be paid in June 2014, and a lump sum severance payment of $565,680 as provided by Mr. Clark’s Employment Agreement.  The Company also agreed to purchase all of the 93,758 shares of Company stock held by Mr. Clark at a price of $11.50 per share or $1,078,216.  In addition, the Company agreed to repurchase 50,000 stock options from Mr. Clark for $160,500.  All of these amounts were paid to Mr. Clark in November 2013 with the exception of the incentive compensation which will be computed and paid in June 2014.

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

Results of Operations

Third Quarter Fiscal 2014 Compared to Third Quarter Fiscal 2013

Consolidated revenue increased $3,131,000 (12%) to $29,835,000 for the three-month period ended December 31, 2013 compared to its equivalent prior period.  The increase in revenues can be principally attributed to two items; the $2,059,000 (17%) increase in air cargo segment revenues primarily as a result of an increase in maintenance costs passed through to our customer at cost, and the $967,000 (29%) increase in the ground support services segment revenues as a result of the segment’s continued growth in new customers and locations.  Revenues in the ground equipment sales segment were flat quarter over quarter, with a slight increase of 1%, although there was a shift in the sales mix, with a $3.6 million decrease in USAF sales offset by a $3.7 million increase in commercial sales, primarily domestic.

Operating expenses increased $3,322,000 (13%) for the three-month period ended December 31, 2013 compared to its equivalent prior period.  The increase in total operating expenses correlated to the increase in revenues for the quarter but can also be attributed to a variety of additional factors.  Air cargo segment operating costs increased $2,236,000 (21%) for the quarter.  Of the segment’s $13,047,000 of operating costs, $9,389,000 was costs passed through to our air cargo customer without markup.  In addition, MAC has experienced increased maintenance labor costs as well as increased rent and repair costs at its main maintenance facility, resulting in the higher costs this quarter.  Finally, MAC operated two fewer ATR aircraft than in the comparable prior year quarter resulting in decreased profitability this quarter.  Ground support services segment operating costs increased $921,000 (37%) for the quarter, driven principally by the current quarter’s increase in revenues, and to a lesser extent reduced margins this quarter.  Ground equipment sales segment operating expenses decreased $728,000 (8%) for the quarter compared to the 1% increase in sales for the segment.  Gross margins improved nearly ten percentage points in the segment as a result of continuing efforts to improve production efficiencies, a change in the product and customer mix, as well as a substantial reduction in the sale of very low margin flight-line tow tractors to the USAF.  In addition, during the third quarter ended December 31, 2013, the Company discovered that accounting guidance regarding certain software development costs had been misapplied resulting in the capitalization of costs in the ground equipment sales segment that should have been expensed in prior periods beginning in fiscal 2011.  The capitalization of costs resulted in an overstatement of pre-tax income that totaled $68,000, $33,000 and $50,000 for the years ended March 31, 2011, 2012 and 2013, respectively.  Management analyzed the error to determine if any of the prior years were materially misstated and determined that they were not.  Management also determined that correcting the error in the current year would not materially misstate this year’s results.  The Company recorded the correction to the prior periods in the quarter ended December 31, 2013, through a charge to ground equipment sales segment operating costs in the amount of $301,000, which included additional costs capitalized in the first two quarters of the current fiscal year.  General and administrative expenses increased $840,000 (29%) for the three-month period ended December 31, 2013 compared to its equivalent prior period, principally due to the $565,680 severance payment to Mr. Clark, which was paid and expensed during the three-month period ended December 31, 2013.  The additional increase in general and administrative expense was incurred over a variety of categories with the principal components being salaries, health insurance, travel, advertising and bad debt expense.

Operating income for the quarter ended December 31, 2013 was $796,000, a $191,000 (19%) decrease from the same quarter of the prior year.  The ground equipment sales segment reported a $767,000 (174%) increase in its operating income for the quarter ended December 31, 2013, principally relating to the increase in gross margin percentage discussed in the prior paragraph.  The ground support services segment saw a $154,000 (38%) decrease in its operating income in the current quarter, resulting from increases in a variety of administrative costs including management salaries, workers compensation expense, travel costs, and reserves for bad debts.. The overnight air cargo segment saw a $210,000 (30%) decrease in its operating income due to the reduction in operating aircraft this past year and increased maintenance labor costs as well as increased rent and repair costs at its heavy maintenance facility.  Operating income this quarter was also significantly impacted by the $565,680 severance payment to Mr. Clark and the correction to write off previously capitalized computer software costs this quarter.

Pretax earnings decreased $195,000 for the three-month period ended December 31, 2013 compared to the prior comparable period, relating to the increased operating income of the ground equipment sales segment, offset by decreases in the operating income for the ground support services and overnight air cargo segments as well as increased costs related to the severance payment to Mr. Clark, as detailed above.

During the three-month period ended December 31, 2013, the Company recorded $340,000 in income tax expense, which resulted in an estimated annual tax rate of 42.8%, compared to the rate of 36.1% for the comparable prior quarter.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% partially due to the effect of state income taxes.  The current period rate is higher due to increasing state tax apportionment requirements.  In addition, during the quarter ended December 31, 2013, the Company settled an open federal tax audit for the year ended March 31, 2011 and agreed to pay additional federal tax of $62,485, which increased the income tax provision for the three-month period ended December 31, 2013 by that amount.

First Nine Months of Fiscal 2014 Compared to First Nine Months of Fiscal 2013

Consolidated revenue increased $2,951,000 (4%) to $75,305,000 for the nine-month period ended December 31, 2013 compared to its equivalent prior-year period, relating to a variety of factors.  Revenues for the air cargo segment increased $3,803,000 (11%) compared to the prior-year equivalent period primarily as a result of an increase in maintenance costs passed through to our customer at cost. Revenues in the ground support services segment were up $2,728,000 (29%), resulting from the addition of new customers and locations over the past year, particularly several new large locations for one customer.  Revenues in the ground equipment sales segment decreased $3,579,000 (13%) comprised of a $7.7 million decrease in military sales, a $2.8 million decrease in commercial international sales partially offset by a $6.9 million increase in commercial domestic sales.

Operating expenses increased $3,174,000 (5%) to $73,536,000 for the nine-month period ended December 31, 2013 compared to its equivalent prior-year period.  Air cargo segment operating expenses increased $4,281,000 (14%), principally as a result of an increase in maintenance cost passed through to our customer at cost.  Of the segment’s $34,521,000 of operating costs, $24,301,000 constituted costs passed through to our air cargo customer without markup.   MAC is also experiencing higher maintenance labor costs as well as increased rent and repair costs at its main maintenance facility.  Ground support services segment operating expenses increased $2,146,000 (28%) primarily driven by the increase in revenues for the segment.  Ground equipment sales segment operating costs decreased $4,608,000 (19%) driven partially by the current period’s decrease in revenues.  Another key factor is that gross margins improved in the segment as a result of continuing efforts to improve production efficiencies as well as a reduction in the sale of low margin flight-line tow tractors to the USAF.  These factors were partially offset by the correction to write off previously capitalized computer software costs this quarter.  General and administrative expenses increased $1,218,000 (15%) for the nine-month period ended December 31, 2013 compared to its equivalent prior-year period.  Of the increase, $565,680 was attributed to the severance payment to Mr. Clark, which was paid and expensed during the three-month period ended December 31, 2013.   In addition, the increase was incurred over a variety of categories with the principal components of this increase being salary costs, health insurance, travel, rents, professional fees and stockholder expenses relating to the settled election contest and bad debt expense.

Operating income for the nine-month period ended December 31, 2013 was $1,769,000, a $223,000 (11%) decrease from the same period of the prior year.  The overnight air cargo segment saw a $592,000 (25%) decrease in its operating income due to the reduction in operating aircraft this past year and increased maintenance labor costs as well as increased rent and repair costs at its heavy maintenance facility.  The ground equipment sales segment experienced a $1,085,000 (186%) increase in its operating income in the nine-month period ended December 31, 2013 due to increased gross margins as a result of increasing production efficiencies and a change in product mix away from low margin flight-line tow tractors sold to the USAF.  The ground support services segment saw an $181,000 (29%) increase in its operating income for the period, principally relating to the increase in revenues, period over period.  Operating income this period was also significantly impacted by the $565,680 severance payment to Mr. Clark and the correction to write off previously capitalized computer software costs this quarter.

Pretax earnings decreased $216,000 for the nine-month period ended December 31, 2013 compared to the prior comparable period.

During the nine-month period ended December 31, 2013, the Company recorded $730,000 in income tax expense, which resulted in an estimated annual tax rate of 41.0%, compared to the rate of 36.0% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% partially due to the effect of state income taxes. The current period rate is higher due to increasing state tax apportionment requirements.  In addition, during the quarter ended December 31, 2013, the Company settled an open federal tax audit for the year ended March 31, 2011 and agreed to pay additional federal tax of $62,485, which increased the income tax provision for the nine-month period ended December 31, 2013 by that amount.

Liquidity and Capital Resources

As of December 31, 2013 the Company's working capital amounted to $21,247,000, a decrease of $1,420,000 compared to March 31, 2013.

The Company has a $7,000,000 secured long-term revolving credit line.  In August 2013, the expiration date of the credit line was extended from August 31, 2014 to August 31, 2015.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2013.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2013, $7,000,000 was available for borrowing under the credit line and no amounts were outstanding.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at December 31, 2013 was .17%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  However, because the Company’s average outstanding balance under the line of credit was minimal during the quarter ended December 31, 2013, changes in the LIBOR rate during that period would have had a negligible effect on its interest expense for the quarter.

Following is a table of changes in cash flow for the respective periods ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013	2012

Net Cash Provided by (Used in) Operating Activities	$(87,000)	$4,620,000
Net Cash Used in Investing Activities	(228,000)	(284,000)
Net Cash Used in Financing Activities	(2,010,000)	(612,000)

Net (Decrease) Increase in Cash and Cash Equivalents	$(2,325,000)	$3,724,000

Cash provided by operating activities was $4,707,000 less for the nine-month period ended December 31, 2013 compared to the similar prior year period, resulting from a variety of offsetting factors.  The most significant factor was inventories which increased substantially during the current period reflecting the significant increase in order backlog since the beginning of the fiscal year while it had declined marginally in the prior comparable period as a result of focus on reducing inventories from substantially higher levels.  This change was somewhat offset by related movements in accounts payable related to inventories. An additional offsetting factor was accounts receivable which decreased during the current period while it decreased only marginally in the prior comparable period.

Cash used in investing activities for the nine-month period ended December 31, 2013 was $56,000 less than the comparable prior year period due primarily to the decrease in capital expenditures.

Cash used by financing activities was $1,398,000 more in the nine-month period ended December 31, 2013, than in the corresponding prior year period due to $1,078,000 paid to repurchase the former Chief Executive Officer’s common stock and $223,000 paid to repurchase stock options, a $122,000 increase in the annual cash dividend paid to shareholders, offset by $25,000 received from the exercise of stock options.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of information to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
AIR T PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 to
October 31, 2013	-	$-	-	$-

November 1 to
November 30, 2013	93,758	11.50	-	-

December 1 to
December 31, 2013	-	-	-	-
Total	93,758	$11.50	-	$-

The shares above were purchased from a former director and officer pursuant to an agreement for the separation of employment of that individual and are not part of a publicly announced stock repurchase program.

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

10.1
Separation Agreement and Release, dated as of November 5, 2013, between Air T, Inc. and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 5, 2013 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  February 10, 2014
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer
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

10.1
Separation Agreement and Release, dated as of November 5, 2013, between Air T, Inc. and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 5, 2013 (Commission file No. 0-11720)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.