Form 10-K
period 2014-03-31
AIR T INC
filed 2014-06-02
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.         Yes              No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes         No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒                                No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act)
Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer     Smaller Reporting Company☒
                         (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes                                  No☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2013 was approximately $21,263,000.  As of May 31, 2014, 2,355,028 shares of common stock were outstanding.
Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

	AIR T, INC. AND SUBSIDIARIES
	2014 ANNUAL REPORT ON FORM 10-K
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Mine Safety Disclosures	10

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	10
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	34

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	35
	Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence	35
Item 14.	Principal Accounting Fees and Services	35

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	36
	Signatures	39
	Interactive Data Files

PART I

Item 1.                      Business.

Air T, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1980 and operates wholly owned subsidiaries in three industry segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah.  SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs; and underwrites third-party risk through certain reinsurance arrangements.  The activities of SAIC are included within the corporate results in the accompanying financial statements.

For the fiscal year ended March 31, 2014, the Company’s overnight air cargo segment accounted for 52% of the Company’s consolidated revenues, the ground equipment sales segment accounted for 31% of consolidated revenues and the ground support services segment accounted for 17% of consolidated revenues.  The Company’s overnight air cargo services are provided primarily to one customer, FedEx Corporation (“FedEx”).  Certain financial data with respect to the Company’s three segments are set forth in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

The principal place of business of the Company and MAC is 3524 Airport Road, Maiden, North Carolina; the principal place of business of CSA is Iron Mountain, Michigan, the principal place of business for GGS is Olathe, Kansas and the principal place of business for GAS is Eagan, Minnesota.  The Company maintains an Internet website at http://www.airt.net and posts links to its SEC filings on its website.

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

As of March 31, 2014, MAC and CSA had an aggregate of 80 aircraft under agreement with FedEx.  Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  For the fiscal year ended March 31, 2014, MAC’s routes were primarily in the southeastern United States and the Caribbean and CSA’s routes were primarily in the upper Midwest region of the United States.  Included within the 80 aircraft are four Cessna Caravan aircraft that are considered soft-parked.  Soft-parked aircraft remain covered under MAC and CSA’s agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and MAC and CSA do not operate soft-parked aircraft on scheduled routes.

Agreements with FedEx are renewable on one-year terms and may be terminated by FedEx any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 52% and 48% of the Company’s consolidated revenue for the fiscal years ended March 31, 2014 and 2013, respectively.  The loss of FedEx as a customer would have a material adverse effect on the Company.  FedEx has been a customer of the Company since 1980.  MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U. S. military.  As reported in our Form 10-K for the year ended March 31, 2013, we had been in the process of negotiating replacement agreements with FedEx, but the contract negotiations had been put on hold.  The contract negotiations have recently resumed and are in the early stages.  The terms of the new agreements may differ from the terms of our current agreements, which may affect our results going forward.

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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2014:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B
(single turbo prop)	1985-2012	Dry lease	63
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	8

			80

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

The Company operates in a niche market within a highly competitive contract cargo carrier market.  MAC and CSA are two of seven carriers that operate within the United States as FedEx feeder carriers.  MAC and CSA are benchmarked against the other five FedEx feeders based on safety, reliability, compliance with Federal, state and applicable foreign regulations, price and other service related measurements.  Accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described immediately above.

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

Aircraft Deicer and Other Specialized Industrial Equipment Products.

In August 1997, the Company organized GGS and acquired the Simon Deicer Division of Terex Aviation Ground Equipment.  GGS is located in Olathe, Kansas and manufactures, sells and services aircraft ground support and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers.  Since its inception, GGS has diversified its product line to include additional models of aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized types of equipment.  In the fiscal year ended March 31, 2014, sales of deicing equipment accounted for approximately 65% of GGS’s revenues, compared to 58% in the prior fiscal year.

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

GGS’s mobile deicing equipment business has historically been seasonal.  The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line.   In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the USAF.  GGS was awarded two three-year extensions of that contract through June 2009.  On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the USAF.  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2013, the fourth and final option period under the contract was exercised, extending the contract to July 2014.  For the year ended March 31, 2014, GGS revenues included $290,000 of deicer unit sales to the USAF under this contract ($7,598,000 for the year ended March 31, 2013.)  At March 31, 2014 there were outstanding orders totaling $3 million under this contract.  On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF.  The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF.  The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2013, the third option period under the contract was exercised, extending the contract to September 2014.  For the year ended March 31, 2014, GGS revenues included $777,000 of flight-line tow tractor sales to the USAF under this contract ($7,705,000 for the year ended March 31, 2013.)  GGS’s backlog at March 31, 2014 includes $2.4 million of units ordered by the USAF under this contract.

Because these contracts with the USAF do not obligate the USAF to purchase a set or minimum number of units, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding.  Revenue from GGS’s two contracts with the USAF accounted for approximately 1% and 15% of the Company’s consolidated revenue for the fiscal years ended March 31, 2014 and 2013, respectively.

Ground Support Equipment, Fleet and Facility Maintenance Services.

GAS was formed in September 2007 to operate the aircraft ground support equipment (“GSE”), fleet and facility maintenance services business of the Company.  At March 31, 2014, GAS was providing GSE, fleet and facility maintenance services to more than 50 customers at 30 North American airports.

Approximately 16% and 18%, respectively, of GAS’s revenue in the fiscal years ended March 31, 2014 and 2013, was derived from services under contract with Delta Airlines.  Approximately 36% and 37%, respectively, of GAS’s revenue in the fiscal years ended March 31, 2014 and 2013, was derived from services under contract with LSG SkyChefs.  The LSG SkyChefs contract is subject to renewal in July 2014.

GAS is a relatively new provider in its industry segment and competes primarily on the basis of the quality, reliability and pricing of its services.  The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry.  GAS’s maintenance service business is not materially seasonal.

Backlog.

The Company’s backlog consists of “firm” orders supported by customer purchase orders for the equipment and services sold by GGS.  At March 31, 2014, the Company’s backlog of orders was $14.4 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2015.  At March 31, 2013, the Company’s backlog of orders was $6.5 million.

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

In March 2014, the Company formed SAIC as a captive insurance company to insure risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs including but not limited to, the risk of the loss of key customers and contracts, administrative actions and regulatory changes.

Employees.

At March 31, 2014, the Company and its subsidiaries had 576 full-time and full-time-equivalent employees.  None of the employees of the Company or any of its subsidiaries are represented by labor unions.  The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2014, 52% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx.  Our agreements with FedEx are renewable on one-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  FedEx has been a customer of the Company since 1980.  The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Our current contracts extend through October 31, 2014.  In the prior year, we had reported that we were in the process of negotiating replacement agreements with FedEx but FedEx had put the contract negotiations on hold.  The contract negotiations have recently resumed and are in the early stages.  We do expect the replacement agreements to be negotiated and put into effect at some point in the future.  The terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results of operations going forward.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.  These risks include but are not limited to the following:

•	Economic conditions in the global markets in which it operates;
•	Dependence on its strong reputation and value of its brand;
•	Potential disruption to the Internet and FedEx’s technology infrastructure, including customer websites;
•	The price and availability of fuel;
•	Its ability to manage its assets, including aircraft, to match shifting and future shipping volumes;
•	Intense competition from other providers of transportation and business services;
•	Its ability to make prudent strategic acquisitions and realize the expected benefits;
•	Its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;
•	Its ability to execute on its business realignment program to improve profitability;
•	The impact of terrorist activities including the imposition of stricter governmental security requirements;
•	Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
•	Global climate change or legal, regulatory or market responses to such change;
•	Localized natural or man-made disasters in key locations, including its Memphis, Tennessee super-hub;
•	Disruptions or modifications in service by the Unites States Postal Service, a significant customer and vendor of FedEx; and
•	Widespread outbreak of an illness or other communicable disease or any other public health crisis.

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

Our ground support services segment has been dependent upon the revenues from two significant customers, the loss of which could materially impact the segment’s results.

In the fiscal year ended March 31, 2014, approximately 52% of GAS’s revenues were derived from services under contracts with two customers.  The contract with one of these customers is subject to renewal in July 2014. The loss of these customers, or a major decline in business activity with these customers, could materially adversely impact the results of the segment.

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

Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware corporation law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our certificate of incorporation and bylaws, among other things regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without shareholder approval.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company leases the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson, an officer and director of the Company, John Gioffre, a director of the Company and the estate of David Clark, of which, Walter Clark, the Company’s former Chief Executive Officer and a former director, is a co-executor and beneficiary, and Allison Clark, a former director, is a beneficiary.  The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space.  The operations of the holding company and MAC are headquartered at this facility.  The lease for this facility provided for monthly rent of $14,428 through May 31, 2014.  A new lease amendment was entered into in May 2014 increasing the monthly rent to $14,862 and extending the lease through January 31, 2018.  The amendment also provides for three additional two-year option periods through January 31, 2024.  The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

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

GGS leases an 112,500 square foot production facility in Olathe, Kansas.  The facility is leased from a third party under a lease agreement, which expires in August 2019.

As of March 31, 2014, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.  The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

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

As of March 31, 2014, the number of holders of record of the Company’s Common Stock was 204.  The range of high and low sales price per share for the Company’s common stock on the Nasdaq Stock Market from April 1, 2012 through March 31, 2014 is as follows:

	Fiscal Year Ended March 31,
	2014		2013
	High	Low	High	Low
First Quarter	$10.49	$9.00	$9.77	$8.03
Second Quarter	11.80	9.70	8.88	7.76
Third Quarter	12.18	10.76	8.80	8.08
Fourth Quarter	12.99	11.16	9.69	8.31

On May 18, 2012, the Company declared a cash dividend of $0.25 per common share and, on May 13, 2013, the Company declared a cash dividend of $0.30 per common share.  The Company’s Board of Directors in May 2014 adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.

Item 6.                      Selected Financial Data.

(In thousands, except per share amounts)

	Year Ended March 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Operating revenues	$100,772	$103,064	$89,382	$83,362	$81,077

Net income	1,467	1,670	1,350	2,138	3,757

Basic earnings per share	0.61	0.68	0.55	0.88	1.55

Diluted earnings per share	0.60	0.68	0.55	0.87	1.54

Dividend declared per share	0.30	0.25	0.25	0.33	0.33

Balance sheet data (at period end):
Total assets	37,221	36,055	35,083	34,221	29,604

Long-term debt, including current portion	-	-	-	8	21

Stockholders' equity	27,360	28,124	27,053	26,241	24,901

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

 Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Year Ended March 31,
	2014		2013

Overnight Air Cargo Segment:
FedEx	$52,342	52%	$49,851	48%
Ground Equipment Sales Segment:
Military	1,115	1%	15,413	15%
Commercial - Domestic	24,813	25%	17,102	17%
Commercial - International	5,582	5%	7,779	7%
	31,510	31%	40,294	39%

Ground Support Services Segment	16,920	17%	12,919	13%
	$100,772	100%	$103,064	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean.  MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx.  Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays a monthly administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup.  These pass through costs totaled $33,076,000 and $30,561,000 for the years ended March 31, 2014 and 2013, respectively.  These agreements are renewable on one-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.

As of March 31, 2014, MAC and CSA had an aggregate of 80 aircraft under agreement with FedEx.  Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 80 aircraft are four Cessna Caravan aircraft that are considered soft-parked.  Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

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

On July 15, 2009, the Company announced that GGS had been awarded a new contract to supply deicing trucks to the United States Air Force (“USAF”).  The contract award was for one year with four additional one-year extension options that may be exercised by the USAF.  In June 2013, the fourth and final option period under the contract was exercised, extending the contract to July 2014.  On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF.  The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF.

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

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS is providing aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at 29 locations throughout the country.

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah, and initially capitalized with $250,000.  SAIC insures risks of the Company and its subsidiaries that were not previously insured by the Company’s insurance programs; and underwrites third-party risk through certain reinsurance arrangements.  The activities of SAIC are included within the corporate results in the accompanying financial statements. SAIC is structured as a single parent captive hybrid that both insures the risks of its affiliated entities and businesses, and for greater risk diversification and catastrophic risk coverage, participates in a reinsurance pool, which is arranged and administered by Artex Risk Solutions, Inc., a subsidiary of Arthur J. Gallagher & Co.

Fiscal 2014 Summary

Revenues for our overnight air cargo segment totaled $52,342,000 for the year ended March 31, 2014, representing a $2,491,000 (5%) increase over the prior year.  The segment saw its operating income decrease by $949,000 or 31% in fiscal 2014.  While revenues were up primarily as a result of an increase in maintenance costs passed through to our customer at cost, operating income decreased as a result of a number of factors including FedEx transferring two ATR aircraft to other operators to meet scheduling needs during the past year, increased maintenance labor costs as well as increased rent and repair costs at its heavy maintenance facility.

Revenues for GGS totaled $31,510,000 for the year ended March 31, 2014, a decrease of $8,784,000 (22%) from the prior year, while operating income increased by $1,509,000 or 170%.  The decrease in GGS revenues is attributable to a $6.9 million decrease in sales of flight-line tow tractors and a $7.3 million decrease in sales of deicers under the contracts with the USAF, offset partially by a $5.3 million increase in sales of commercial deicers.  Gross margins improved approximately eight percentage points in the segment compared to the prior year as a result of continuing efforts to improve production efficiencies and a change in the product and customer mix, specifically a substantial reduction in the sale of very low margin flight-line tow tractors to the USAF.

 During the year ended March 31, 2014, revenues from our GAS subsidiary totaled $16,920,000, representing a $4,001,000 (31%) increase from the prior year.  The segment also saw its operating income increase by $214,000 or 25% in fiscal 2014.  These increases in revenues and operating income are the result of the addition of new customers and locations as this segment continues to build its revenue base.  The segment margin has decreased slightly as a result of increases in management salaries and related infrastructure costs.

In November 2013, the Company entered into a Severance Agreement and Release with Walter Clark which provided for Mr. Clark’s resignation as President and Chief Executive Officer of the Company and from the Board of Directors of the Company.  The Company agreed to pay Mr. Clark all unpaid salary, vacation pay and expenses as of the effective date of his resignation, incentive compensation pursuant to his Employment Agreement with respect to the fiscal year ending March 31, 2014 (calculated as 2% of eligible pretax earnings prorated for the fiscal year ending March 31, 2014) to be paid in June 2014, and a lump sum severance payment of $565,680 as provided by Mr. Clark’s Employment Agreement.  The Company also agreed to purchase all of the 93,758 shares of Company stock held by Mr. Clark at a price of $11.50 per share or $1,078,216.  In addition, the Company agreed to repurchase 50,000 stock options from Mr. Clark for $160,500.  All of these amounts were paid to Mr. Clark in November 2013 with the exception of the incentive compensation of $36,000 which will be paid in June 2014.

Fiscal 2014 vs. 2013

Consolidated revenue decreased $2,292,000 (2%) to $100,772,000 for the fiscal year ended March 31, 2014 compared to the prior fiscal year.  The decrease in 2014 revenue resulted from the significant decrease in GGS revenues partially offset by smaller increases in GAS and overnight air cargo revenues.

Revenues in the overnight air cargo segment increased $2,491,000 (5%) to $52,342,000, principally due to increases in maintenance operating costs passed through to our air cargo customer at cost.

Revenues in the ground equipment sales segment decreased by $8,784,000 (22%) to $31,510,000 in fiscal 2014.  The decrease in GGS revenues is attributable to a $6.9 million decrease in sales of flight-line tow tractors and a $7.3 million decrease in sales of deicers under the contracts with the USAF, offset partially by a $5.3 million increase in sales of commercial deicers.

Revenues in the ground support services segment increased by $4,001,000 (31%) to $16,920,000, resulting from an increase in new customers as well as an increase in work and locations for existing customers.

Operating expenses on a consolidated basis decreased $2,197,000 (2%) to $98,139,000 for fiscal 2014 compared to fiscal 2013.  The decrease was due to a number of offsetting factors.  Operating expenses in the overnight air cargo segment were up $3,239,000 (8%) over the prior year.  Of the segment’s $46,398,000 of operating costs in the current year, $33,076,000 was costs passed through to our air cargo customer without markup.  In addition, MAC has experienced increased maintenance labor costs as well as increased rent and repair costs at its main maintenance facility, resulting in the higher costs this year.  Finally, MAC operated two fewer ATR aircraft than in the prior year resulting in decreased pass-through costs to our air cargo customer.  Ground equipment sales operating costs decreased $10,431,000 (30%) compared to the 22% decrease in sales.  Gross margins improved approximately eight percentage points in the segment as a result of continuing efforts to improve production efficiencies and a change in the product and customer mix, specifically a substantial reduction in the sale of very low margin flight-line tow tractors to the USAF.  Operating expenses in the ground support services segment increased by $3,263,000 (32%) driven principally by the current year’s 31% increase in revenues.  General and administrative expense increased $1,540,000 (14%) to $12,843,000 in fiscal 2014.  The Company paid the $566,000 severance payment to Mr. Clark in the current year, representing the most significant increase from the prior year.  The Company incurred increased general and administration costs in the ground support services segment of $547,000 relating to staffing costs, rents and other operating costs, and supply costs associated with new stations and increased business in fiscal 2014.  The Company also experienced increases in bad debts, employee benefits, professional fees and shareholder expenses in fiscal 2014.

Operating income for the year ended March 31, 2014 was $2,633,000, a $95,000 (4%) decrease from fiscal 2013.  While operating income was only down marginally, there were large swings in the various segments.  The ground equipment sales segment saw the largest change in operating income increasing by 170% over the prior year as a result of the dramatic improvement in margins.  The ground support services segment also saw a more modest increase in its operating income resulting from its continued growth in revenues.  The overnight air cargo segment saw a decrease in its operating income this year resulting from increasing expenses and reduced revenue aircraft.

Non-operating income, net for the year ended March 31, 2014 was $26,000, a $24,000 increase from fiscal 2013 resulting from gain on the sale of marketable securities and increased investment income on surplus cash.

During the year ended March 31, 2014, the Company recorded $1,192,000 in income tax expense, which resulted in an estimated annual tax rate of 44.8%, compared to the rate of 38.8% for the prior year.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes.  The current period rate is higher due primarily to the true up of prior year state income taxes.  In addition, during the year ended March 31, 2014, the Company settled an IRS examination for the year ended March 31, 2011 and paid additional federal tax of $62,000, which increased the income tax provision for the year ended March 31, 2014 by that amount.

Net earnings of $1,467,000 or $0.60 per diluted share, for the year ended March 31, 2014 have declined from the prior year results largely due to the increased provision for income taxes driven by the higher tax rate in the current year related to the prior year state tax true up.

Liquidity and Capital Resources

As of March 31, 2014, the Company held approximately $3.8 million in cash and cash equivalents.  Of this amount, $2,500,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”), including approximately $1,500,000 held in a money market fund and $1,000,000 invested in uninsured demand debt obligations of Duke Energy Corporation.

As of March 31, 2014, the Company’s working capital amounted to $22,133,000, a decrease of $534,000 compared to March 31, 2013.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2015.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2014.  The Company had no outstanding obligations under its line of credit at March 31, 2014 and 2013.  See Note 7 in the consolidated financial statements, included elsewhere in this report, for further discussion.

The Company is exposed to changes in interest rates on its line of credit.  Although the line had no outstanding balance at March 31, 2014 and 2013, the line of credit did have a weighted average balance outstanding of approximately $52,000 during the year ended March 31, 2014.   If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

Following is a table of changes in cash flow for the respective years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014	2013

Net Cash (Used in) Provided by Operating Activities	$(555,000)	$4,362,000
Net Cash Used in Investing Activities	(2,703,000)	(367,000)
Net Cash Used in Financing Activities	(2,181,000)	(612,000)

Net (Decrease) Increase in Cash and Cash Equivalents	$(5,439,000)	$3,383,000

Cash provided by operating activities was $4,917,000 less in fiscal 2014 compared to fiscal 2013.  The most significant factor was inventories which increased substantially during the current year reflecting the significant increase in order backlog compared to the prior year while inventories had declined significantly in the prior year as a result of focus on reducing inventories from substantially higher levels.  This change was somewhat offset by related movements in accounts payable related to inventories. An additional offsetting factor was accounts receivable which decreased during the current year while increasing in the prior year.

Cash used in investing activities was $2,336,000 more in fiscal 2014 due to a $1,735,000 increase in the purchase of marketable securities in the current fiscal year, offset by proceeds of $275,000 from the sale of marketable securities.  In addition, capital expenditures increased by $908,000 in fiscal 2014 compared to the prior year, largely as a result of $788,000 of additions to leased equipment in the current year.

Cash used by financing activities was $1,569,000 more in fiscal 2014, than in the corresponding prior year period due primarily to $1,078,000 paid to repurchase the former Chief Executive Officer’s common stock, $395,000 paid to repurchase stock options and a $122,000 increase in the annual cash dividend paid to shareholders, offset by $25,000 received from the exercise of stock options.

There are currently no commitments for significant capital expenditures.  In May 2014, the Company’s Board of Directors adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

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

Seasonality

GGS’s business has historically been seasonal.  The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year.  In June 1999, GGS was awarded a four-year contract to supply deicing equipment to the United States Air Force (“USAF”), and subsequently was awarded two three-year extensions on the contract, which expired in June 2009.  In July 2009, GGS was awarded a one-year contract with the USAF with four additional one-year extension options which have been exercised.  On May 15, 2014, GGS was awarded a new two-year contract with four additional one-year extension options to continue to supply deicing trucks to the USAF.  Although GGS has retained the USAF deicer contract, orders under the expiring contract have decreased to the point where USAF revenues were less than 4% of GGS revenues in the year ended March 31, 2014.  As a result, GGS revenues and operating income are once again seasonal in nature, particularly with regard to commercial deicers which typically are delivered prior to the winter season, with revenues and operating income for the segment typically being lower in the first and fourth fiscal quarters.  The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

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

Income Taxes.  Income taxes have been provided using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	Economic conditions in the Company’s markets;

•	The risk that contracts with FedEx could be terminated or adversely modified in connection with any renewal;

•	The risk that the number of aircraft operated for FedEx will be further reduced;

•	The risk that the United States Air Force will continue to defer significant orders for deicing equipment under its contracts with GGS;

•	The impact of any terrorist activities on United States soil or abroad;

•	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

•	The risk of injury or other damage arising from accidents involving the Company’s overnight air cargo operations, equipment sold by GGS or services provided by GAS;

•	Market acceptance of the Company’s new commercial and military equipment and services;

•	Competition from other providers of similar equipment and services;

•	Changes in government regulation and technology;

•	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Air T, Inc. and Subsidiaries

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

June 2, 2014

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended March 31,
	2014	2013
Operating Revenues:
Overnight air cargo	$52,341,439	$49,850,693
Ground equipment sales	31,510,192	40,294,093
Ground support services	16,920,414	12,919,453
	100,772,045	103,064,239

Operating Expenses:
Flight-air cargo	20,679,970	20,016,194
Maintenance-air cargo	25,718,067	23,142,553
Ground equipment sales	24,580,644	35,011,452
Ground support services	13,588,522	10,325,812
General and administrative	12,843,507	11,303,067
Depreciation and amortization	752,412	532,770
Loss (gain) on sale of property and equipment	(23,617)	4,363
	98,139,505	100,336,211

Operating Income	2,632,540	2,728,028

Non-operating Income:
Gain on sale of marketable securities	10,954	-
Other investment income, net	15,142	1,832
	26,096	1,832

Income Before Income Taxes	2,658,636	2,729,860

Income Taxes	1,192,000	1,060,000

Net Income	1,466,636	1,669,860

Other Comprehensive Income, net of tax
Unrealized loss from marketable securities
(net of $3,000 tax effect)	(7,780)	-
Total Other Comprehensive Income	(7,780)	-

Comprehensive Income	$1,458,856	$1,669,860

Earnings Per Share:
Basic	$0.61	$0.68

Diluted	$0.60	$0.68

Dividends Declared Per Share	$0.30	$0.25

Weighted Average Shares Outstanding:
Basic	2,414,184	2,446,286
Diluted	2,433,058	2,454,368

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$3,758,888	$9,197,492
Marketable securities	1,460,518	-
Accounts receivable, less allowance for
doubtful accounts of $150,000 and $66,000	10,247,179	11,687,515
Notes and other receivables-current	1,628,875	145,485
Income tax receivable	761,000	287,000
Inventories	12,239,469	8,181,700
Deferred income taxes	210,000	410,000
Prepaid expenses and other	845,595	619,128
Total Current Assets	31,151,524	30,528,320

Property and Equipment, net	3,986,174	3,472,539

Cash Surrender Value of Life Insurance Policies	1,887,611	1,781,185
Notes and Other Receivables-LongTerm	59,611	158,276
Other Assets	135,727	114,270
Total Assets	$37,220,647	$36,054,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,426,056	$5,741,371
Accrued expenses	2,592,534	2,120,000
Total Current Liabilities	9,018,590	7,861,371

Deferred Income Taxes	842,000	69,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,355,028 and 2,446,286 shares issued and outstanding	588,756	611,571
Additional paid-in capital	4,855,093	6,321,411
Retained earnings	21,923,988	21,191,237
Accumulated other comprehensive income (loss), net	(7,780)	-
Total Stockholders' Equity	27,360,057	28,124,219
Total Liabilities and Stockholders’ Equity	$37,220,647	$36,054,590

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,466,636	$1,669,860
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Gain on sale of marketable securities	(10,954)	-
Loss (gain) on sale of property and equipment	(23,617)	4,363
Change in accounts receivable and inventory reserves	49,745	(25,570)
Depreciation and amortization	752,412	532,770
Change in cash surrender value of life insurance	(106,426)	(97,513)
Deferred income taxes	911,000	25,000
Warranty reserve	357,350	184,000
Compensation expense related to stock options	23,198	13,000
Change in operating assets and liabilities:
Accounts receivable	1,355,998	(2,692,701)
Notes receivable and other non-trade receivables	(1,384,725)	(48,002)
Inventories	(4,023,176)	4,590,984
Prepaid expenses and other assets	(247,923)	139,799
Accounts payable	684,685	(258,227)
Accrued expenses	115,184	(30,839)
Income taxes payable/ receivable	(474,000)	355,000
Total adjustments	(2,021,249)	2,692,064
Net cash (used in) provided by operating activities	(554,613)	4,361,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,734,887)	-
Proceeds from sale of marketable securities	274,543	-
Proceeds from sale of property and equipment	40,737	8,000
Capital expenditures	(1,283,168)	(375,045)
Net cash used in investing activities	(2,702,775)	(367,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend	(733,885)	(611,571)
Repurchase off common stock	(1,078,216)	-
Repurchase of stock options	(394,490)	-
Proceeds from exercise of stock options	25,375	-
Net cash used in financing activities	(2,181,216)	(611,571)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,438,604)	3,383,308
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,197,492	5,814,184
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,758,888	$9,197,492

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in fair value of marketable securities	$(10,780)	$-
Finished goods inventory transferred to equipment leased to customers	-	661,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,000	$22,000
Income taxes	755,000	675,000

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2012	2,446,286	$611,571	$6,308,411	$20,132,948	$-	$27,052,930

Net income	-	-	-	1,669,860	-	1,669,860

Cash dividend ($0.25 per share)	-	-	-	(611,571)	-	(611,571)

Compensation expense related
to stock options	-	-	13,000	-	-	13,000

Balance, March 31, 2013	2,446,286	611,571	6,321,411	21,191,237	-	28,124,219

Net income	-	-	-	1,466,636	-	1,466,636

Unrealized loss from marketable
securities, net of tax	-	-	-	-	(7,780)	(7,780)

Cash dividend ($0.30 per share)	-	-	-	(733,885)	-	(733,885)

Exercise of stock options	2,500	625	24,750	-	-	25,375

Repurchase of stock options	-	-	(394,490)	-	-	(394,490)

Repurchase of common stock	(93,758)	(23,440)	(1,054,776)	-	-	(1,078,216)

Tax effect from exercise, forfeiture
and repurchase of stock options	-	-	(65,000)	-	-	(65,000)

Compensation expense related
to stock options	-	-	23,198	-	-	23,198

Balance, March 31, 2014	2,355,028	$588,756	$4,855,093	$21,923,988	$(7,780)	$27,360,057

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2014 AND 2013

Air T, Inc. (the “Company”), a Delaware corporation, operates wholly owned subsidiaries in three industry segments.  The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry.  The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.  The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.  In March 2014, the Company formed a wholly-owned subsidiary, Space Age Insurance Company (“SAIC”), as a single parent hybrid captive insurance company to insure risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs; and underwrites third-party risks through certain reinsurance arrangements.  The activities of SAIC are included within the corporate results in the accompanying financial statements.

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

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer.  The Company has a customer concentration in its overnight air cargo segment which provides service to one major customer.  The loss of a major customer would have a material impact on the Company’s results of operations.  See Note 12 “Major Customers”.

        Cash and Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Marketable Securities – In accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all of our marketable equity securities as available-for-sale.  Marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income.  If we determine that an investment has other than a temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of comprehensive income.  We regularly evaluate our investments for impairment using both quantitative and qualitative criteria.  For equity securities we consider the length of time and magnitude of the amount of each security that is in an unrealized loss position.  Substantially all of our marketable securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

Inventories – Inventories related to the Company’s manufacturing and service operations are carried at the lower of cost (first in, first out) or market.  When finished goods units are leased to customers under operating leases, the units are transferred to Property and Equipment.  Aviation parts and supplies inventories are carried at the lower of average cost or market.  Consistent with industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

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

Operating Expenses Reimbursed by Customer – The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup.  The cost of flight crews, fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income.  These pass through costs totaled $33,076,000 and $30,561,000 for the years ended March 31, 2014 and 2013, respectively.

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

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2014	2013
Beginning Balance	$209,000	$253,000
Amounts charged to expense	357,000	184,000
Actual warranty costs paid	(324,000)	(228,000)
Ending Balance	$242,000	$209,000

Income Taxes – – Income taxes have been provided using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Research and Development Costs – All research and development costs are expensed as incurred.

Reclassifications – Certain reclassifications have been made to the fiscal 2013 amounts to conform to the current year presentation.  Specifically, certain station expenses, including rents and salaries, totaling $1,154,000, have been reclassified from general and administrative expenses to Ground Support Services operating expenses in the financial statements for the year ended December 31, 2013.  The reclassification had no impact on segment operating income.

2.           EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net income by the weighted average number of common shares outstanding during each period.  For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.  For the year ended March 31, 2013, options to acquire 31,000 shares of common stock were not included in computing earnings per share because their effects were anti-dilutive (none for the year ended March 31, 2014).  The computation of earnings per common share is as follows:

	Year Ended March 31,
	2014	2013

Net income	$1,466,636	$1,669,860
Earnings Per Share:
Basic	$0.61	$0.68
Diluted	$0.60	$0.68
Weighted Average Shares Outstanding:
Basic	2,414,184	2,446,286
Diluted	2,433,058	2,454,368

3.	MARKETABLE SECURITIES

Marketable securities at March 31, 2014 consisted of investments in publicly traded companies with a fair market value of $1,460,000, an aggregate cost basis of $1,471,000, gross unrealized gains aggregating $16,000 and gross unrealized losses aggregating $27,000.  Securities in a loss position at year end had a fair market value of $1,185,000 and had been in a continuous loss position for less than twelve months.  There were no investments in marketable securities at March 31, 2013.  The Company realized gains of $11,000 from the sale of securities during the year ended March 31, 2014.

4.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2014	2013
Aircraft parts and supplies	$119,638	$119,638
Ground support service parts	608,674	327,753
Ground equipment manufacturing:
Raw materials	6,965,659	4,989,335
Work in process	1,814,791	1,305,029
Finished goods	3,486,269	2,230,100
Total inventories	12,995,031	8,971,855
Reserves	(755,562)	(790,155)

Total, net of reserves	$12,239,469	$8,181,700

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2014	2013
Furniture, fixtures and improvements	$6,265,083	$5,822,028
Flight equipment and rotables	3,203,765	3,203,765
Equipment leased to customers	2,831,015	2,042,776
	12,299,863	11,068,569
Less accumulated depreciation	(8,313,689)	(7,596,030)

Property and equipment, net	$3,986,174	$3,472,539

6.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2014	2013

Salaries, wages and related items	$1,448,502	$1,272,183
Profit sharing	501,831	384,999
Health insurance	280,554	149,403
Warranty reserves	242,064	208,745
Other	119,583	104,670
Total	$2,592,534	$2,120,000

7.           FINANCING ARRANGEMENTS

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2015.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2014.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2014, $7,000,000 was available under the terms of the credit facility.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at March 31, 2014 was approximately .15%.  At March 31, 2014 and 2013, there was no balance outstanding on the credit facility.

8.           LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities.  The Company leases its corporate offices from a company controlled by certain of the Company’s current and former officers and directors.  The lease for this facility provided for monthly rent of $14,428 through May 31, 2014.  A new lease amendment was entered into in May 2014 increasing the monthly rent to $14,862 and extending the lease through January 31, 2018.  The amendment also provides for three additional two-year option periods through January 31, 2024.

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

GGS leases its production facility under an agreement that extends through August 2019.

At March 31, 2014, future minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2015	$912,000
2016	758,000
2017	634,000
2018	511,000
2019	360,000
Thereafter	150,000
Total minimum lease payments	$3,325,000

Rent expense for operating leases totaled approximately $1,875,000 and $1,620,000 for fiscal 2014 and 2013, respectively, and includes amounts to related parties of $173,000 and $173,000 in fiscal 2014 and 2013, respectively.

9.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were as follows:

	Fair Value Measurements at March 31,
	2014	2013

Marketable securities	$1,460,518	$-

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable and accrued expenses approximate their fair value at March 31, 2014 and 2013.

10.           STOCKHOLDERS’ EQUITY

The authorized capital structure of the Company includes 4,000,000 shares of common stock, with a par value of $0.25 per share.  In May 2014, the Company’s Board of Directors adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.

In addition to common stock, the Company may issue up to 50,000 shares of $1.00 par value preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  A total of 5,000 shares of preferred stock are authorized for issuance as Series A Junior Participating Preferred Stock, of which 3,000 shares had been reserved for issuance pursuant to the Company’s former Rights Agreement, described below.  No preferred shares have been issued as of March 31, 2014.

On March 26, 2013, the Board of Directors of the Company adopted a Rights Agreement (the “Rights Agreement”).  The Rights Agreement was subsequently amended and restated as of June 13, 2013.  The Rights Agreement expired at the conclusion of the August 30, 2013 Annual Meeting of Stockholders.

11.           EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 256,000 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant.  As of March 31, 2014, 135,000 shares remain available for grant under two plans.  The employee options generally vest one-third per year beginning with the first anniversary from the date of grant.   The non- employee director options generally vest one year from the date of grant.

Compensation expense related to stock options granted was $23,200 and $13,000 for the years ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, there was $9,000 of unrecognized compensation expense, related to the stock options ($10,700 at March 31, 2013).  Options to purchase 10,000 and 12,500 shares were granted in fiscal 2014 and 2013, respectively.

Option activity is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at March 31, 2012	200,000	$8.59
Granted	12,500	8.70
Outstanding at March 31, 2013	212,500	8.60
Granted	10,000	10.56
Exercised	(2,500)	10.15
Forfeited	(2,500)	10.15
Repurchased	(116,000)	8.58
Outstanding at March 31, 2014	101,500	$8.73	3.39	$342,000

Exercisable at March 31, 2014	91,500	$8.53	2.73	$326,000

During the year ended March 31, 2014, 12,500 options vested and as of March 31, 2014 options to purchase 10,000 shares are unvested.

12.           MAJOR CUSTOMERS

Approximately 52% and 48% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2014 and 2013, respectively.  Approximately 1% and 15% of the Company’s consolidated revenues for fiscal 2014 and 2013, respectively, were generated from GGS’s two contracts with the United States Air Force.

Approximately 33% and 34% of the Company’s consolidated accounts receivable at March 31, 2014 and 2013, respectively, were due from FedEx Corporation.

13.           INCOME TAXES

The components of income tax expense were as follows:

	Year Ended March 31,
	2014	2013
Current:
Federal	$36,000	$820,000
State	176,000	146,000
Foreign	69,000	69,000
Total current	281,000	1,035,000
Deferred:
Federal	779,000	21,000
State	132,000	4,000
Total deferred	911,000	25,000

Total	$1,192,000	$1,060,000

Income tax expense was different from the amount computed by applying the statutory Federal income tax rate of 34% as shown in the following table:

	Year Ended March 31,
	2014		2013
Income tax provision at
U.S. statutory rate	$904,000	34.0%	$928,000	34.0%
State income taxes, net
of Federal benefit	203,000	7.6	99,000	3.6
Permanent differences, other	15,000	0.6	30,000	1.1
Other differences, net	70,000	2.6	3,000	0.1

Income tax expense	$1,192,000	44.8%	$1,060,000	38.8%

 Deferred tax assets and liabilities consisted of the following as of:

	March 31,
	2014	2013

Inventory reserves	$279,000	$296,000
Accrued vacation	237,000	227,000
Stock option compensation	150,000	360,000
Warranty reserve	88,000	78,000
Accounts and notes receivable reserve	57,000	25,000
Net operating loss carryforwards	91,000	-
Federal credits	69,000	-
Other	17,000	16,000
Total deferred tax assets	988,000	1,002,000

Prepaid expenses	(616,000)	(232,000)
Property and equipment	(1,004,000)	(429,000)
Total deferred tax liabilities	(1,620,000)	(661,000)

Net deferred tax (liability) asset	$(632,000)	$341,000

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2014 and 2013 consolidated balance sheets according to the classification of the related asset and liability.

The Company has federal net operating losses of $233,000, which begin to expire in the 2034 fiscal year.

 The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America.  The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal return are the fiscal 2012 through 2013 tax years.  The periods subject to examination for the Company’s state returns are the fiscal 2010 through 2013 tax years.  During fiscal 2014, the Company settled an IRS examination for the year ended March 31, 2011 and paid additional federal tax of $62,000, which has increased the income tax provision for the year ended March 31, 2014.  As of March 31, 2014 and 2013, the Company did not have any unrecognized tax benefits.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2014 and 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2014 and 2013.

14.           EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”).  All employees of the Company are eligible to participate in the Plans after six months of service.  The Company’s contribution to the Plans for the years ended March 31, 2014 and 2013 was approximately $287,000 and $278,000, respectively and was recorded in general and administrative expenses in the consolidated statements of income.

The Company, in each of the past two years, has paid a discretionary profit sharing bonus in which all employees have participated.  Profit sharing expense in fiscal 2014 and 2013 was approximately $500,000 and $385,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2014
Operating Revenues	$21,280	$24,190	$29,835	$25,467
Operating Income	221	752	796	864
Net Income	139	456	455	417
Basic Earnings per share	0.06	0.19	0.19	0.17
Diluted Earnings per share	0.06	0.18	0.19	0.17

2013
Operating Revenues	$24,488	$21,162	$26,703	$30,711
Operating Income	654	351	986	737
Net Income	417	227	633	393
Basic Earnings per share	0.17	0.09	0.26	0.16
Diluted Earnings per share	0.17	0.09	0.26	0.16

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

	Year Ended March 31,
	2014	2013
Operating Revenues:
Overnight Air Cargo	$52,341,439	$49,850,693
Ground Equipment Sales:
Domestic	25,928,216	32,515,374
International	5,581,976	7,778,719
Total Ground Equipment Sales	31,510,192	40,294,093
Ground Support Services	16,920,414	12,919,453
Total	$100,772,045	$103,064,239

Operating Income (Loss):
Overnight Air Cargo	$2,158,525	$3,107,818
Ground Equipment Sales	2,397,357	888,506
Ground Support Services	1,085,103	871,287
Corporate	(3,008,445)	(2,139,583)
Total	$2,632,540	$2,728,028

Capital Expenditures:
Overnight Air Cargo	$119,559	$147,205
Ground Equipment Sales	841,903	139,075
Ground Support Services	289,598	38,982
Corporate	32,108	49,783
Total	$1,283,168	$375,045

Depreciation and Amortization:
Overnight Air Cargo	$166,796	$156,589
Ground Equipment Sales	400,879	188,143
Ground Support Services	134,663	132,239
Corporate	50,074	55,799
Total	$752,412	$532,770

17.           COMMITMENTS AND CONTINGENCIES

The Company is currently involved in certain product liability and employment related matters, which involve pending or threatened lawsuits.  Those claims are subject to defense under the Company's liability insurance program and management believes that the results of these threatened or pending lawsuits will not have a material adverse effect on the Company's results of operations or financial position.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.     Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2014.  As a result of material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective.  However, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2014 and 2013, and consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management has concluded that, as of March 31, 2014, a material weakness existed with respect to the determination of our income taxes as it relates to deferred taxes related to tax deductions for premiums paid by the Company to SAIC in the year ended March 31, 2014.  Specifically, effective controls were not designed and in place to permit us to properly evaluate the timing of accounting entries for the tax implications of this transaction.  The appropriate accounting for the tax implications of this transaction was first identified by our independent registered public accounting firm in connection with such firm’s audit of our financial statements for the year ended March 31, 2014.  As a result, our independent registered public accounting firm proposed material adjustments to correct the associated error in the financial statements presented for audit, which adjustments were adopted by us and are reflected in the audited consolidated financial statements included elsewhere in this annual report.  Our management has concluded that there was a material weakness related to the accounting for income taxes to reflect this transaction because there was a reasonable possibility that a material misstatement of our annual financial statements would not be prevented or detected by us (that is, by the Company) on a timely basis.

Solely as a result of the material weakness in internal control described above, our management has concluded that, as of March 31, 2014, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework (1992) issued by COSO.

Our plan to remediate this material weakness includes education of appropriate internal accounting personnel and the engagement of third-party advisors to strengthen the level of review and validation performed over the financial statement income tax provision

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2014 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

 Information concerning Directors and Executive Officers may be found under the captions “Proposal 1 – Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2014 annual meeting of stockholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.  Such information is incorporated herein by reference.

The information in the 2014 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11.               Executive Compensation.

Information concerning executive compensation may be found under the captions “Executive Officer Compensation” and “Director Compensation” of our 2014 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of March 31, 2014, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	101,500	$8.73	135,000

Equity compensation plans not approved by security holders	-	-	-
Total	101,500	$8.73	135,000

The other information in our 2014 Proxy Statement set forth under the captions “Certain Beneficial Owners of Common Stock” and “Director and Executive Officer Stock Ownership” is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions and Director Independence.

The information in our 2014 Proxy Statement set forth under the caption “Certain Transactions” is incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services.

The information in our 2014 Proxy Statement set forth under the caption “Proposal 3 – Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

1.           Financial Statements

     a.           The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
(ii)	Consolidated Balance Sheets as of March 31, 2014 and 2013.
(iii)	Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2014 and 2013.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014 and 2013.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013.
(vi)	Notes to Consolidated Financial Statements.

3.           Exhibits

No.	Description

3.1
Restated Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008 and Certificate of Designation dated March 26, 2013, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 0-11720)

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2013 (Commission File No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 1994 (Commission File No. 0-11720)

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

10.6	Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC

10.7
Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on 10-Q for the period ended December 31, 1998 (Commission File No. 0-11720)

10.8
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-11720)

10.9
Separation Agreement and Release dated as of November 5, 2013 between the Company and Walter Clark, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2013* (Commission File No. 0-11720)

10.10
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 0-11720)

10.11
Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.12
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.13
Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.14
Employment Agreement dated as of October 6, 2006 between the Company and John Parry, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2006* (Commission File No. 0-11720)

10.15
Loan Agreement dated as of September 8, 2007 between the Company and its subsidiaries and Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2007 (Commission File No. 0-11720)

10.16
Amendment No. 1 to Loan Agreement dated as of September 22, 2010 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2010  (Commission File No. 0-11720)

10.17
Amendment to Employment Agreement dated December 19, 2008 between William H. Simpson  and Air T, Inc., Mountain Air Cargo, Inc. and MAC Aviation Services, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2008* (Commission File No. 0-11720)

10.18
Amendment to Employment and Non-compete Agreement dated December 19, 2008 between John Parry and Air T, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 24, 2008* (Commission File No. 0-11720)

10.19
Letter agreement dated August 22, 2011 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K dated August 23, 2011 (Commission file No. 0-11720)

10.20
Amendment No. 3 to Loan Agreement dated August 29, 2012 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 4, 2012 (Commission File No. 0-11720)

10.21
Amendment No. 4 to Loan Agreement dated August 21, 2013 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2013 (Commission File No. 0-11720)

10.22
Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014* (Commission File No. 0-11720)

21.1	List of subsidiaries of the Company

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2         Section 1350 Certification of Chief Financial Officer

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.

__________________
*  Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:            /s/ Nick Swenson
Nick Swenson, Chairman, President and
Chief Executive Officer and Director
(Principal Executive Officer)                                                                            Date:  June 2, 2014

By:            /s/ John Parry
John Parry, Chief Financial Officer
(Principal Financial and Accounting Officer)                                               Date:  June 2, 2014

By:            /s/  Seth Barkett
Seth Barkett, Director                                                                                       Date:  June 2, 2014

By:            /s/  William R. Foudray
William R. Foudray, Director                                                                          Date:  June 2, 2014

By:            /s/  John J. Gioffre
John J. Gioffre, Director                                                                                   Date:  June 2, 2014

By:            /s/  Andrew L. Osborne
Andrew L. Osborne, Director                                                                         Date:  June 2, 2014

By:            /s/  J. Andrew Reeves
J. Andrews Reeves, Director                                                                          Date:  June 2, 2014

By:            /s/  William Simpson
William Simpson, Director                                                                              Date:  June 2, 2014

AIR T, INC.
EXHIBIT INDEX

Exhibit Number                                  Document

10.6	Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support LLC
21.1	List of Subsidiaries
23.1	Consent of Dixon Hughes Goodman LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Financial Officer
101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.