Form 10-Q
period 2014-06-30
AIR T INC
filed 2014-08-08
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014
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
Large Accelerated Filer☐     Accelerated Filer☐     Non-Accelerated Filer☐     Smaller Reporting Company☒
                             (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐                                 No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                                                                           Outstanding Shares at August 4, 2014
           Common Shares, par value of $.25 per share                      2,355,028

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial statements

	Condensed Consolidated Statements of Income and Comprehensive	3
	Loss (Unaudited) Three Months Ended June 30, 2014 and 2013

	Condensed Consolidated Balance Sheets	4
	June 30, 2014 (Unaudited) and March 31, 2014

	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Three Months Ended June 30, 2014 and 2013

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited)	6
	Three Months Ended June 30, 2014 and 2013

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market risk	15

Item 4.	Controls and Procedures	15

	PART II

Item 6.	Exhibits	16
	Signatures	17
	Exhibit Index	18
	Certifications	19-21
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,
	2014	2013
Operating Revenues:
Overnight air cargo	$11,680,942	$12,408,189
Ground equipment sales	5,311,933	5,236,563
Ground support services	4,785,662	3,635,302
	21,778,537	21,280,054

Operating Expenses:
Flight-air cargo	5,179,592	4,785,683
Maintenance-air cargo	5,012,391	6,013,358
Ground equipment sales	4,331,770	4,234,907
Ground support services	3,893,785	2,931,309
General and administrative	3,233,429	2,950,038
Depreciation and amortization	216,540	144,301
Gain on sale of equipment held for lease	(187,794)	-
	21,679,713	21,059,596

Operating Income	98,824	220,458

Non-operating Income (Expense):
Gain on sale of marketable securities	8,410	-
Other investment income, net	3,563	7,053
	11,973	7,053

Income Before Income Taxes	110,797	227,511

Income Taxes	38,000	89,000

Net Income	72,797	138,511

Other Comprehensive Income, net of tax
Unrealized loss from marketable securities
(net of $31,000 tax effect)	(51,543)	-
Total Other Comprehensive Income	(51,543)	-

Comprehensive Income	$21,254	$138,511

Earnings Per Share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Dividends Declared Per Share	$-	$0.30

Weighted Average Shares Outstanding:
Basic	2,355,028	2,446,286
Diluted	2,379,576	2,470,054

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014 *
ASSETS
Current Assets:
Cash and cash equivalents	$3,533,146	$3,758,888
Marketable securities	1,036,760	1,460,518
Accounts receivable, less allowance for
doubtful accounts of $195,000 and $150,000	9,815,459	10,247,179
Notes and other receivables-current	1,380,189	1,628,875
Income tax receivable	739,398	761,000
Inventories	15,035,240	12,239,469
Deferred income taxes	241,000	210,000
Prepaid expenses and other	510,948	845,595
Total Current Assets	32,292,140	31,151,524

Property and Equipment, net
Property and Equipment, net	3,037,320	3,312,205
Assets held for sale , net	646,354	673,969
Total Property and Equipment, net	3,683,674	3,986,174

Cash Surrender Value of Life Insurance Policies	1,904,612	1,887,611
Notes and Other Receivables-LongTerm	33,183	59,611
Other Assets	138,505	135,727
Total Assets	$38,052,114	$37,220,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,426,104	$6,426,056
Accrued expenses	2,581,434	2,592,534
Total Current Liabilities	9,007,538	9,018,590

Long Term Debt:
Line of Credit	863,050	-
Deferred Income Taxes	842,000	842,000
	1,705,050	842,000
Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized,
2,355,028 shares issued and outstanding	588,756	588,756
Additional paid-in capital	4,813,308	4,855,093
Retained earnings	21,996,785	21,923,988
Accumulated other comprehensive income (loss), net	(59,323)	(7,780)
Total Stockholders' Equity	27,339,526	27,360,057
Total Liabilities and Stockholders’ Equity	$38,052,114	$37,220,647

* Derived from audited financial statements

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,797	$138,511
Adjustments to reconcile net income to net
cash used in operating activities:
Gain on sale of marketable securities	(8,410)	-
Gain on sale of equipment held for lease	(187,794)	-
Change in accounts receivable and inventory reserves	(146,802)	19,042
Depreciation and amortization	216,540	144,301
Change in cash surrender value of life insurance	(17,001)	(17,001)
Warranty reserve	41,200	37,447
Compensation expense related to stock options	5,375	5,657
Change in operating assets and liabilities:
Accounts receivable	386,503	619,198
Notes receivable and other non-trade receivables	275,114	(113,682)
Inventories	(2,603,752)	(3,192,978)
Prepaid expenses and other assets	331,869	92,133
Accounts payable	48	1,856,066
Accrued expenses	(52,301)	105,310
Income taxes receivable/ payable	21,602	(236,000)
Total adjustments	(1,737,809)	(680,507)
Net cash used in operating activities	(1,665,012)	(541,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(108,467)	-
Proceeds from sale of marketable securities	458,092	-
Proceeds from sale of equipment held for lease	548,771	-
Capital expenditures	(275,016)	(97,415)
Net cash provided by investing activities	623,380	(97,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	863,050	-
Payment of cash dividend	-	(733,885)
Repurchase of stock options	(47,160)	-
Net cash provided by financing activities	815,890	(733,885)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(225,742)	(1,373,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,758,888	9,197,492
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,533,146	$7,824,196

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in fair value of marketable securities	$(82,543)	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,750	$-
Income taxes	17,000	325,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2013	2,446,286	$611,571	$6,321,411	$21,191,237	$-	$28,124,219

Net income	-	-	-	138,511	-	138,511

Cash dividend ($0.30 per share)	-	-	-	(733,885)	-	(733,885)

Compensation expense related to
stock options	-	-	5,657	-	-	5,657

Balance, June 30, 2013	2,446,286	$611,571	$6,327,068	$20,595,863	$-	$27,534,502

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2014	2,355,028	$588,756	$4,855,093	$21,923,988	$(7,780)	$27,360,057

Net income	-	-	-	72,797	-	72,797

Unrealized loss from marketable
securities, net of tax	-	-	-	-	(51,543)	(51,543)

Repurchase of stock options	-	-	(47,160)	-	-	(47,160)

Compensation expense related to
stock options	-	-	5,375	-	-	5,375

Balance, June 30, 2014	2,355,028	$588,756	$4,813,308	$21,996,785	$(59,323)	$27,339,526

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2014.  The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.

New Accounting Pronouncement

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning April 1, 2017, including interim periods in its fiscal year 2018, and allows for both full retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its Consolidated Financial Statements.

2.	Income Taxes

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
.
The income tax provisions for the three month period ended June 30, 2014 does not differ from the federal statutory rate as a result of state income taxes offset by permanent tax differences. The $89,000 income tax provision for the 2013 comparable period differs from the federal statutory rate of 34% primarily as a result of state income taxes.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,
	2014	2013

Net earnings	$72,797	$138,511
Earnings Per Share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
Weighted Average Shares Outstanding:
Basic	2,355,028	2,446,286
Diluted	2,379,576	2,470,054

For the three-month period ended June 30, 2013, options to acquire 13,500 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive (none for the three-month period ended June 30, 2014).

4.	Marketable Securities

Marketable securities at June 30, 2014 consisted of investments in equity securities of publicly traded companies with a fair market value of $1,037,000, an amortized cost basis of $1,130,000, gross unrealized gains aggregating $29,000 and gross unrealized losses aggregating $122,000.  Securities in a loss position at June 30, 2014 had a fair market value of $809,000 and had been in a continuous loss position for less than twelve months. The Company realized gains of $8,410 from the sale of securities during the quarter ended June 30, 2014 and $0 for the quarter ended June 30, 2013.  Marketable securities at March 31, 2014 consisted of investments in publicly traded companies with a fair market value of $1,460,000, an amortized cost basis of $1,471,000, gross equity securities of unrealized gains aggregating $16,000 and gross unrealized losses aggregating $27,000.  Securities in a loss position at year end had a fair market value of $1,185,000 and had been in a continuous loss position for less than twelve months.  The Company realized gains of $11,000 from the sale of securities during the fiscal year ended March 31, 2014.  The marketable securities held by the Company as of June 30, 2014 and March 31, 2014 are classified as available for sale securities.  All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

5.	Inventories

Inventories consisted of the following:

	June 30, 2014	March 31, 2014
Aircraft parts and supplies	$119,638	$119,638
Ground support service parts	697,463	608,674
Ground equipment manufacturing:
Raw materials	7,809,350	6,965,659
Work in process	3,547,697	1,814,791
Finished goods	3,424,635	3,486,269
Total inventories	15,598,783	12,995,031
Reserves	(563,543)	(755,562)

Total, net of reserves	$15,035,240	$12,239,469

6.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors.  The Company accounts for stock compensation using fair value recognition provisions.

No options were granted or exercised during the three-month periods ended June 30, 2014 and 2013, respectively.  During the three-month period ended June 30, 2014, options for 12,000 shares were repurchased by the Company and cancelled.  Stock based compensation expense in the amount of $5,375 and $5,657 was recognized for the three-month periods ended June 30, 2014 and 2013, respectively.  At June 30, 2014, there was unrecognized compensation expense of $3,600 related to the stock options.

7.	Financing Arrangements

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2015.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2014.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions.  At June 30, 2014, $7,000,000 was available under the terms of the credit facility with $863,050 outstanding on the credit facility at June 30, 2014 (none at March 31, 2014).   Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.155% at June 30, 2014) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended June 30,
	2014	2013
Operating Revenues:
Overnight Air Cargo	$11,680,942	$12,408,189
Ground Equipment Sales:
Domestic	4,473,939	5,000,871
International	837,994	235,692
Total Ground Equipment Sales	5,311,933	5,236,563
Ground Support Services	4,785,662	3,635,302
Total	$21,778,537	$21,280,054

Operating Income (Loss):
Overnight Air Cargo	$545,287	$672,247
Ground Equipment Sales	(180,198)	6,211
Ground Support Services	221,414	250,167
Corporate	(487,679)	(708,167)
Total	$98,824	$220,458

Capital Expenditures:
Overnight Air Cargo	$38,580	$-
Ground Equipment Sales	151,731	16,079
Ground Support Services	84,705	75,404
Corporate	-	5,932
Total	$275,016	$97,415

Depreciation and Amortization:
Overnight Air Cargo	$38,173	$42,388
Ground Equipment Sales	126,173	55,940
Ground Support Services	43,828	32,438
Corporate	8,366	13,535
Total	$216,540	$144,301

9.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits.

10.	Subsequent Events

Management has evaluated all events or transactions through the date of this filing.  During this period, the Company had a subsequent event that impacted its consolidated financial statements:

On July 21, 2014, the Company received funds for $275,000 for the sale of two Shorts Brothers SD3-30, tail numbers N26288 and 2679U aircraft and related inventory, which had a net book value of $188,000 for a gain of approximately $87,000.

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

 Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended June 30,
	2014		2013

Overnight Air Cargo Segment:
FedEx	$11,681	53%	$12,408	58%
Ground Equipment Sales Segment:
Military	1,376	7%	776	4%
Commercial - Domestic	3,098	14%	4,225	20%
Commercial - International	838	4%	236	1%
	5,312	25%	5,237	25%

Ground Support Services Segment	4,786	22%	3,635	17%
	$21,779	100%	$21,280	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean.  MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx.  Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays a monthly administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup.  These pass through costs totaled $7,369,000 and $7,774,000 for the three-month periods ended June 30, 2014 and 2013, respectively.  These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice.  The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry.  FedEx has been a customer of the Company since 1980.  Loss of its contracts with FedEx would have a material adverse effect on the Company.  As previously reported in fiscal 2014, MAC and CSA had been in the process of negotiating replacement agreements with FedEx, but the contract negotiations had been put on hold.  Recently the contract negotiations resumed but they remain in the very early stages. The terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results going forward.

As of June 30, 2014, MAC and CSA had an aggregate of 79 aircraft under agreement with FedEx.  Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72.  Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 79 aircraft are three Cessna Caravan aircraft that are considered soft-parked.  These aircraft remain covered under MAC’s agreements with FedEx although at a reduced administrative fee compared to aircraft currently in operation.  MAC continues to perform maintenance on the aircraft, but they are not crewed and MAC does not currently operate the aircraft on scheduled routes.  In May 2014, FedEx retired one soft-parked Cessna Caravan aircraft from MAC’s fleet.    The administrative revenue related to a Cessna Caravan is significantly less than the administrative revenue related to the operation of the ATR aircraft.

MAC and CSA combined contributed approximately $11,681,000 and $12,408,000 to the Company’s revenues for the three-month periods ended June 30, 2014 and 2013, respectively, a current year decrease of $727,000 (6%).

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

In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014.  On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF.  The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF.   The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF.  The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF.  In August 2012, the second option period under the contract was exercised, extending the contract to September 2013.  In June 2013, the fourth and final option period under the contract was exercised, which extended the contract to July 2014.

GGS contributed approximately $5,312,000 and $5,237,000 to the Company’s revenues for the three-month periods ended June 30, 2014 and 2013, respectively, representing a $75,000 (1%) increase.  At June 30, 2014, GGS’s order backlog was $21.8 million as compared to $12.7 million at June 30, 2013 and $14.4 million at March 31, 2014 as compared to $12.7 million at June 30, 2013.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company.  GAS provides aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $4,786,000 and $3,635,000 to the Company’s revenues for the three-month periods ended June 30, 2014 and 2013, respectively, representing a $1,150,000 (32%) increase.

On July 21, 2014, the Company received funds for $275,000 for the sale of two Shorts Brothers SD3-30, tail numbers N26288 and 2679U aircraft and related inventory, which had a net book value of $188,000 for a gain of approximately $87,000.

In April 2004 the Company purchased a 1990 Beech Model C90A King Air aircraft. The Company contracted with a broker to list the aircraft for sale at $950,000.

First Quarter Highlights

The first quarter of fiscal 2015 saw the Company revenues increase by $498,000 (2%) from the prior year comparable quarter. Operating income decreased $122,000 (55%) in the same first quarter compared to the prior year quarter.  These results represent a challenging first quarter that saw decreased operating income in each segment, offset by a significant reduction in corporate overhead costs related to legal and administrative expenses associated with the board-election settlement agreement reached in the prior year, which did not recur in the current period.

Revenues from the air cargo segment decreased $727,000 (6%) compared to the first quarter of the prior fiscal year, while operating income decreased $127,000 (19%).  Revenues were down as a result of a decrease in maintenance costs this quarter which were passed through to its customer at cost, as well as the impact of FedEx transferring an ATR aircraft to another operator in August 2013.  Operating income decreased as a result of the transfer of the ATR aircraft and reduced profit on aircraft maintenance and the retirement of one soft-parked Caravan in May 2014.

Revenues for GGS increased $75,000(1%) compared to the first quarter of the prior fiscal year.  Operating income decreased $186,000 for the quarter to a current period loss of $180,000, compared to $6,000of operating income in the prior year’s comparable quarter.  Operating income declined in the segment as a result of production inefficiencies associated with an unexpected shipment delay, severance expense ($42,000)), increased depreciation expense ($70,000) on leased de-icing equipment that had previously been held in inventory, bad debt expense ($76,000) and increased salaries for our sales force ($15,000).     GGS also reported a $188,000 gain from sale of leased ground support equipment in the current quarter, which gain is included in its operating loss.

Revenues from our GAS subsidiary increased by $1,150,000 (32%) compared to the first quarter of the prior fiscal year as a result of the company’s growth in new customers and locations over the past year.  Operating income for GAS decreased by $29,000 (11%) for the quarter.   GAS has increased its corporate and management infrastructure and related costs as it aligns itself for continued growth into the future.

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

Seasonality

GGS’s business has historically been seasonal, reflecting seasonal variations in commercial deicer sales with revenues and operating income for the segment typically being lower in the first and fourth fiscal quarters.  The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014.  On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF.  The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF.  GGS has retained the USAF deicer contract and orders under the expiring contract have increased during this final option period where USAF revenues were approximately 26% of GGS revenues in the quarter ended June 30, 2014.  The overnight air cargo and ground supp ort services segments do not experience pronounced seasonal variations.

Results of Operations

First Quarter 2015 Compared to First Quarter 2014

Consolidated revenue increased $498,000 (2%) to $21,779,000 for the three-month period ended June 30, 2014 compared to its equivalent prior period.  The increase in revenues can be principally attributed to an increase in sales in our ground support services segment of $1,150,000 (32%), as it continues to expand its business to new and existing customers and at new locations.  Revenue in the ground equipment sales segment was relatively flat with a $75,000 (1%) increase this quarter.  Revenues in our air cargo segment decreased $727,000 (6%) primarily as a result of a decrease in maintenance costs passed through to our customer at cost.

Operating expenses increased 620,000 (3%) to $21,680,000 for the three-month period ended June 30, 2014 compared to its equivalent prior period.  The principal component of the increase was a $962,000 (33%) increase in ground support services segment operating expenses, primarily related to the 32% increase in segment revenue, mentioned above.  Ground equipment sales segment operating costs increased $262,000 (5%) in part driven by the current quarter’s $97,000 (1%) increase in revenues and increases in production inefficiencies, severance expense as well as depreciation expenses.   Air cargo operating expenses decreased by $607,000 (6%), principally as a result of a decrease in maintenance costs passed though to its customer at cost. These pass through costs totaled $7,369,000 and $7,774,000 for the three-month periods ended June 30, 2014 and 2013, respectively. MAC also operated one less ATR aircraft than in the comparable prior year quarter.  General and administrative expenses increased $283,000 (10%) to $3,233,000 for the three-month period ended June 30, 2014 compared to its equivalent prior period. The principal components of this increase were a $308,000 increase in salaries in the current quarter and a $76,000 increase in the provision for doubtful accounts offset by a decrease in legal and administrative costs relating to the board-election contest settled in the prior year, which did not recur in the current period, as well as reduced travel expenses.

Operating income for the quarter ended June 30, 2014 was $99,000, a $122,000 (55%) decrease from the same quarter of the prior year.  Each of the operating segments experienced declines in operating income this quarter, the most significant being the ground equipment sales segment which had an operating loss of $180,000 which includes a $188,000 gain on sale of leased ground support equipment in the current quarter, compared to a small profit in the prior year comparable quarter.

 Pretax earnings decreased $117,000 (51%) for the three-month period ended June 30, 2014 compared to the prior year comparable period, primarily due to the decreases in all three segments discussed above.

During the three-month period ended June 30, 2014, the Company recorded $38,000 in income tax expense.  The start-up of SAIC was a significant factor in the current period  estimated annual tax rate of 34.3%, compared to a 39.1% tax rate in the comparable quarter in the prior year.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

Liquidity and Capital Resources

As of June 30, 2014 the Company's working capital amounted to $23,288,000, an increase of $1,155,000 compared to March 31, 2014.

The Company has a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2015.  The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at June 30, 2014.  There is no requirement for the Company to maintain a lock-box arrangement under this agreement.  The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At June 30, 2014, $7,000,000 was available for borrowing under the credit line with $863,000 outstanding on the credit facility at June 30, 2014 (none at March 31, 2014).

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points.  The LIBOR rate at June 30, 2014 was .15%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.  Based on the Company’s outstanding balance under the line of credit  there would not have been a material effect for the quarter ended June 30, 2014.     If the LIBOR interest rate had been increased by one percentage point, based on the balance of the line of credit at June 30, 2014, interest expense for the three months ended June 30, 2014 would have increased by approximately $8,600.

Following is a table of changes in cash flow for the respective periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013

Net Cash Used in Operating Activities	$(1,665,000)	$(542,000)
Net Cash Provided by Investing Activities	623,000	(97,000)
Net Cash Provided by Financing Activities	816,000	(734,000)

Net Decrease in Cash and Cash Equivalents	$(226,000)	$(1,373,000)

Cash used in operating activities was $1,123,000 more for the three-month period ended June 30, 2014 compared to the similar prior year period, resulting from a variety of offsetting factors.  The most significant factor was accounts payables which was fairly flat this quarter while increasing significantly in the prior year comparable quarter.  This was offset by the change in inventories which increased substantially during the current period but less than in the prior year comparable period.

Cash provided by investing activities for the three-month period ended June 30, 2014 was $721,000 more than the comparable prior year period due primarily to $458,000 in proceeds from sale of marketable securities in the current quarter, $549,000 in proceeds from the sale of GGS leased equipment in the current quarter, which gave rise to the $188,000 gain on sale of property and equipment offset by $109,000 of purchases of marketable securities and a $178,000 increase in capital expenditures in the current quarter.  For the three months period ended June 30, 2014, the Company experienced a short-term unrealized loss from marketable securities of $83,000.

Cash provided by financing activities was $1,550,000 more in the three-month period ended June 30, 2014, than in the corresponding prior year period primarily due to $863,000 in borrowing under the line of credit in the current quarter and a $734,000 decrease in the annual cash dividend paid to shareholders.  In May 2014, the Company’s Board of Directors adopted a policy to discontinue payment of a regularly scheduled annual cash dividend.

There are currently no commitments for significant capital expenditures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and principal financial officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2014.  As a result of material weakness in internal control over financial reporting described in the Company’s Form 10-K for the fiscal year ended March 31, 2014 and the completion as of June 30, 2014 of only a portion of the remediation to address this material weakness, our Chief Executive Officer and principal financial officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective.  However, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s consolidated financial condition as of June 30, 2014 and 2013, and consolidated results of its operations and cash flows for the three-month periods then ended, in conformity with U.S. generally accepted accounting principles (GAAP).

At June 30, 2014, as part of the Company’s plan to remediate this material weakness, the Company had partially completed the education of appropriate internal accounting personnel, and had engaged a third-party advisory firm, to strengthen the level of review and validation performed over the financial statement income tax provision.

Other than as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer and President

	31.2	Section 302 Certification of principal financial officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date:  August 7, 2014
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and President
(principal executive officer)

/s/ Cheryl Sigmon
Cheryl Sigmon, Vice President-Finance, Treasurer and Secretary
(principal financial  officer)

AIR T, INC.
EXHIBIT INDEX

(a)	Exhibits
	No.	Description

3.1
Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008 and Certificate of Designation dated March 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (Commission file No. 0-11720)

	3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission file No. 0-11720)

	31.1	Section 302 Certification of Chief Executive Officer and President

	31.2	Section 302 Certification of principal financial officer

	32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.