Form 10-Q
period 2014-09-30
AIR T INC
filed 2014-11-07
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒                   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 1, 2014
Common Shares, par value of $.25 per share	2,355,028

AIR T, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)	3
	Three Months and Six Months Ended September 30, 2014 and 2013

	Condensed Consolidated Statements of Comprehensive Income (Unaudited)	4
	Three Months and Six Months Ended September 30, 2014 and 2013

	Condensed Consolidated Balance Sheets	5
	September 30, 2014 (Unaudited) and March 31, 2014

	Condensed Consolidated Statements of Cash Flows (Unaudited)	6
	Six Months Ended September 30, 2014 and 2013

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited)	7
	Six Months Ended September 30, 2014 and 2013

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II

Item 5.	Other Items	18

Item 6.	Exhibits	19
	Signatures	20
	Exhibit Index	21
	Exhibit 10.3
	Certifications

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues:
Overnight air cargo	$11,971,392	$12,121,175	$23,652,334	$24,529,364
Ground equipment sales	17,951,181	7,907,333	23,263,114	13,143,896
Ground support services	4,702,153	4,161,584	9,487,815	7,796,886
	34,624,726	24,190,092	56,403,263	45,470,146

Operating Expenses:
Flight-air cargo	5,122,074	4,618,716	10,301,666	9,404,399
Maintenance-air cargo	5,497,602	6,056,145	10,509,993	12,069,503
Ground equipment sales	13,623,323	6,414,360	17,955,093	10,649,267
Ground support services	3,900,182	3,348,808	7,793,967	6,280,117
General and administrative	3,748,359	2,818,218	6,981,788	5,768,256
Depreciation and amortization	222,631	181,353	439,171	325,654
Gain on sale of equipment held for lease	(86,067)	-	(273,861)	-
	32,028,104	23,437,600	53,707,817	44,497,196

Operating Income	2,596,622	752,492	2,695,446	972,950

Non-operating Income (Expense):
Gain (loss) on investment securities available for sale	-	-	8,410	-
Other investment income, net	-	5,519	-	12,572
Interest expense and other	(12,116)	(901)	(8,553)	(901)
	(12,116)	4,618	(143)	11,671

Income Before Income Taxes	2,584,506	757,110	2,695,303	984,621

Income Taxes	766,200	301,000	804,200	390,000

Net Income	$1,818,306	$456,110	$1,891,103	$594,621

Earnings Per Share:
Basic	$0.77	$0.19	$0.80	$0.24
Diluted	$0.77	$0.18	$0.80	$0.24

Dividends Declared Per Share	$-	$-	$-	$0.30

Weighted Average Shares Outstanding:
Basic	2,355,028	2,446,286	2,355,028	2,446,286
Diluted	2,375,398	2,485,246	2,375,660	2,477,047

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net income	1,818,306	456,110	1,891,103	594,621

Other comprehensive income (loss):

Unrealized gains and (losses) on investment securities available for sale	(47,700)	-	(138,653)	-

Tax effect of unrealized gains and (losses) on investment securities available for sale	16,556	-	50,625	-

Total unrealized gains and (losses) on investment securities available for sale, net of tax amount	(31,144)	-	(88,028)	-

Reclassification of gains and (losses) on investment securities available for sale included in net income	-	-	8,410	-

Tax effect of reclassification of gains and (losses) on investment securities available for sale included in net income	-	-	(3,069)	-

Reclassification adjustment for realized gains and (losses), net of tax amount	-	-	5,341	-

Total other comprehensive income (loss)	(31,144)	-	(82,687)	-

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$209,192	$3,758,888
Investment securities available for sale	4,847,888	1,460,518
Accounts receivable, less allowance for doubtful accounts of $192,000 and $150,000	16,713,520	10,247,179
Notes and other receivables-current	1,245,259	1,628,875
Income tax receivable	-	761,000
Inventories	8,918,121	12,239,469
Deferred income taxes	210,000	210,000
Prepaid expenses and other	537,581	845,595
Total Current Assets	32,681,561	31,151,524

Property and Equipment, net
Property and equipment, net	4,097,474	3,524,742
Assets held for sale, net	452,942	461,432
Total property and equipment, net	4,550,416	3,986,174

Cash Surrender Value of Life Insurance Policies	1,892,857	1,887,611
Notes and Other Receivables-Long Term	-	59,611
Other Assets	233,692	135,727
Total Assets	$39,358,526	$37,220,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,628,764	$6,426,056
Income tax payable	16,735	-
Accrued expenses	2,475,642	2,592,534
Total Current Liabilities	8,121,141	9,018,590

Long-term Debt	1,330,888	-
Deferred Income Taxes	842,000	842,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,355,028 shares issued and outstanding	588,756	588,756
Additional paid-in capital	4,751,116	4,855,093
Retained earnings	23,815,092	21,923,988
Accumulated other comprehensive income	(90,467)	(7,780)
Total Stockholders' Equity	29,064,497	27,360,057
Total Liabilities and Stockholders’ Equity	$39,358,526	$37,220,647

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,891,103	$594,621
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment securities available for sale	(8,410)	-
Gain on disposal of equipment	(273,862)	-
Change in accounts receivable and inventory reserves	(275,203)	51,032
Depreciation and amortization	439,170	325,654
Change in cash surrender value of life insurance	(5,246)	(17,001)
Warranty reserve	(151,600)	94,447
Compensation expense related to stock options	8,958	12,449
Change in operating assets and liabilities:
Accounts receivable	(6,508,320)	(1,465,530)
Notes receivable and other non-trade receivables	443,227	56,078
Inventories	3,638,530	(5,770,909)
Prepaid expenses and other	210,050	(898,030)
Accounts payable	(797,292)	1,899,948
Accrued expenses	34,710	(128,949)
Income taxes receivable/ payable	777,735	(183,000)
Total adjustments	(2,467,553)	(6,023,811)
Net cash used in operating activities	(576,450)	(5,429,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(3,973,218)	-
Proceeds from sale of investment securities available for sale	511,571	-
Capital expenditures	(1,553,223)	(144,275)
Proceeds from sale of assets	823,671	-
Net cash used in investing activities	(4,191,199)	(144,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,330,888	783,222
Payment of cash dividend	-	(733,885)
Repurchase of stock options	(112,935)	-
Net cash provided by financing activities	1,217,953	49,337

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,549,696)	(5,524,128)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,758,888	9,197,492
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209,192	$3,673,364

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$1,132,115	$788,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,280	$900
Income taxes	804,200	573,000

See notes to consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, March 31, 2013	2,446,286	$611,571	$6,321,411	$21,191,237	$-	$28,124,219

Net income	-	-	-	594,621		594,621

Cash dividend ($0.30 per share)	-	-	-	(733,885)		(733,885)

Compensation expense related to stock options	-	-	12,449	-		12,449

Balance, September 30, 2013	2,446,286	$611,571	$6,333,860	$21,051,973	$-	$27,997,404

	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, March 31, 2014	2,355,028	$588,756	$4,855,093	$21,923,989	$(7,780)	$27,360,058

Net income	-	-	-	1,891,103		1,891,103

Repurchase of stock options	-	-	(112,935)	-		(112,935)

Compensation expense related to stock options	-	-	8,958	-		8,958

Unrealized loss from marketable securities					(82,687)	(82,687)

Balance, September 30, 2014	2,355,028	$588,756	$4,751,116	$23,815,092	$(90,467)	$29,064,497

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

New Accounting Pronouncement

In August 2014, the FASB issued Accounting Standards Update ASU 2014-15, "Presentation of Financial Statements - Going Concern Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This ASU clarifies management's responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity's ability to continue as a going concern for one year after the date the financial statements are issued. The FASB believes this will reduce diversity in the timing and content of going concern disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its Consolidated Financial Statements.

On May 28, 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning April 1, 2017, including interim periods in its fiscal year 2018, and allows for both full retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its Consolidated Financial Statements.

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

The income tax provisions for the respective three-month and six-month periods ended September 30, 2014 differ from the federal statutory rate as a result of state income taxes offset by permanent tax differences.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net Earnings	$1,818,306	$456,110	$1,891,103	$594,621
Earnings Per Share:
Basic	$0.77	$0.19	$0.80	$0.24
Diluted	$0.77	$0.18	$0.80	$0.24
Weighted Average Shares Outstanding:
Basic	2,355,028	2,446,286	2,355,028	2,446,286
Diluted	2,375,398	2,485,246	2,375,660	2,477,047

For the three months ended September 30, 2013, options to acquire 11,000 shares of common stock, and for the six months ended September 30, 2013 options to acquire 23,500 shares of common stock, were not included in computing diluted earnings per common share because their effects were anti-dilutive. No options were anti-dilutive for three and six months ending September 30, 2014.

4.	Investment Securities Available For Sale

Investment securities available for sale at September 30, 2014 consisted of investments in equity securities of publicly traded companies with a fair market value of $4,848,000, an amortized cost basis of $4,989,000, gross unrealized gains aggregating $17,000 and gross unrealized losses aggregating $158,000. Securities in a loss position at September 30, 2014 had a fair market value of $4,543,000 and had been in a continuous loss position for less than twelve months. The Company realized gains of $8,410 from the sale of securities for six months ended September 30, 2014 and $0 for six months ended September 30, 2013. Investment securities available for sale at March 31, 2014 consisted of investments in publicly traded companies with a fair market value of $1,460,000, an amortized cost basis of $1,471,000, gross unrealized gains aggregating $16,000 and gross unrealized losses aggregating $27,000. The investment securities available for sale held by the Company as of September 30, 2014 and March 31, 2014 are classified as available for sale securities. All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

5.	Inventories

Inventories consisted of the following:

	September 30, 2014	March 31, 2014
Aircraft parts and supplies	$-	$119,638
Ground support service parts	702,581	608,674
Ground equipment manufacturing:
Raw materials	5,951,918	6,965,659
Work in process	2,072,999	1,814,791
Finished goods	629,003	3,486,269
Total inventories	9,356,501	12,995,031
Reserves	(438,380)	(755,562)
Total, net of reserves	$8,918,121	$12,239,469

6.	Stock Based Compensation

The Company maintains stock based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors. The Company accounts for stock compensation using fair value recognition provisions.

No options were granted or exercised during the three and six-month periods ended September 30, 2014. During the three-month period ended September 30, 2013, options for 10,000 were granted to directors. During the three-month period ended September 30, 2014, options for 17,500 shares were repurchased by the Company and cancelled. Stock based compensation expense in the amount of $10,749 and $12,449 was recognized for the six-month periods ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was no unrecognized compensation expense related to the stock options.

7.	Financing Arrangements

The Company has a secured long-term revolving credit line with an expiration date of August 31, 2016. During the quarter ended September 30, 2014, the maximum amount available under the revolving credit line was increased from $7,000,000 to $9,000,000 through December 31, 2014, with the maximum amount available returning to $7,000,000 on January 1, 2015. The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2014. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2014, $9,000,000 was available under the terms of the credit facility with borrowings of $1,331,000 outstanding at September 30, 2014 (none at March 31, 2014). Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.155% at September 30, 2014) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues:
Overnight Air Cargo	$11,971,392	$12,121,175	$23,652,334	$24,529,364
Ground Equipment Sales:
Domestic	10,159,358	7,373,315	14,633,297	12,374,186
International	7,791,823	534,018	8,629,817	769,710
Total Ground Equipment Sales	17,951,181	7,907,333	23,263,114	13,143,896
Ground Support Services	4,702,153	4,161,584	9,487,815	7,796,886
Total	$34,624,726	$24,190,092	$56,403,263	$45,470,146

Operating Income (Loss):
Overnight Air Cargo	$277,629	$564,969	$822,916	$1,237,216
Ground Equipment Sales	2,924,102	452,702	2,743,904	458,913
Ground Support Services	90,699	307,448	312,113	557,615
Corporate	(695,808)	(572,627)	(1,183,487)	(1,280,794)
Total	$2,596,622	$752,492	$2,695,446	$972,950

Capital Expenditures:
Overnight Air Cargo	$49,759	$12,236	$88,339	$12,236
Ground Equipment Sales	1,197,817	2,025	1,349,548	18,104
Ground Support Services	30,631	24,416	115,336	101,820
Corporate	-	6,183	-	12,115
Total	$1,278,207	$44,860	$1,553,223	$144,275

Depreciation and Amortization:
Overnight Air Cargo	$40,868	$42,444	$79,041	$84,832
Ground Equipment Sales	132,009	91,594	258,182	147,534
Ground Support Services	42,068	33,856	85,896	66,294
Corporate	7,687	13,459	16,053	26,994
Total	$222,632	$181,353	$439,172	$325,654

9.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits.

10.	Subsequent Events

Management has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

In April 2004 the Company purchased a 1990 Beech Model C90A King Air aircraft. On September 16, 2014, the Company entered into a contract to sell the aircraft for approximately $850,000. On November 6, 2014, the closing conditions specified in the contract were satisfied.

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)

	Three Months Ended September 30,				Six Months Ended September 30,
	2014		2013		2014		2013

Overnight Air Cargo Segment:
FedEx	$11,971	35%	$12,121	50%	$23,652	42%	$24,529	54%
Ground Equipment Sales Segment:
Military	3,156	9%	-	0%	4,532	8%	776	2%
Commercial - Domestic	7,003	20%	7,373	30%	10,101	18%	11,598	26%
Commercial - International	7,792	23%	534	2%	8,630	15%	770	2%
	17,951	52%	7,907	33%	23,263	41%	13,144	29%

Ground Support Services Segment	4,702	14%	4,162	17%	9,488	17%	7,797	17%
	$34,624	100%	$24,190	100%	$56,403	100%	$45,470	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup. These pass through costs totaled $7,696,000 and $7,167,000 for the three-month periods ended September 30, 2014 and 2013 and $15,047,000 and $14,912,000 for the six-month period ended September 30, 2014 and 2013. These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice. The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry. FedEx has been a customer of the Company since 1980. Loss of its contracts with FedEx would have a material adverse effect on the Company. As previously reported in fiscal 2014, MAC and CSA had been in the process of negotiating replacement agreements with FedEx, but the contract negotiations had been put on hold. Recently the contract negotiations resumed but they remain in the very early stages. The terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results going forward.

As of September 30, 2014, MAC and CSA had an aggregate of 79 aircraft under agreement with FedEx. Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72. Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA. Included within the 79 aircraft are three Cessna Caravan aircraft that are considered soft-parked. These aircraft remain covered under MAC’s agreements with FedEx although at a reduced administrative fee compared to aircraft currently in operation. MAC continues to perform maintenance on the aircraft, but they are not crewed and MAC does not currently operate the aircraft on scheduled routes. The administrative revenue related to a Cessna Caravan is significantly less than the administrative revenue related to the operation of the ATR aircraft.

MAC and CSA combined contributed approximately $23,652,000 and $24,529,000 to the Company’s revenues for the six-month periods ended September 30, 2014 and 2013, respectively, a current year decrease of $877,000 (-4%).

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

In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF. In August 2014, the fourth and final option was exercised, which extended the contract through September 27, 2015.

GGS contributed approximately $23,263,000 and $13,144,000 to the Company’s revenues for the six-month periods ended September 30, 2014 and 2013, respectively, representing a $10,119,000 (77%) increase. At September 30, 2014, GGS’s order backlog was $15.3 million as compared to $14.4 million at March 31, 2014 and $11.9 million at September 30, 2013.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company. GAS provides aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country.

GAS contributed approximately $9,488,000 and $7,797,000 to the Company’s revenues for the six-month periods ended September 30, 2014 and 2013, respectively, representing a $1,691,000 (22%) increase.

Second Quarter Highlights

For the second quarter of fiscal 2015, the Company’s revenues increased by $10,435,000 (43%) from the prior year comparable quarter. Operating income increased by $1,844,000 (245%) in the same second quarter compared to the prior year quarter. The increase in revenues and operating income were primarily due to higher GGS sales and profitability.

Revenues from the air cargo segment decreased by $150,000 (-1%) compared to the second quarter of the prior fiscal year, while operating income decreased by $287,000 (-51%). The revenue decrease was principally due to reduced administrative fees due to two fewer Cessna 208 aircraft in operations in the current year quarter compared to the prior year period and lower maintenance labor revenues, partially offset by increased pass through costs for fuel and pilot travel. The decrease in operating income is related to an increase in salaries, employment related taxes and benefits, as well as a $100,000 penalty in connection with one instance, which occurred in 2012, of regulatory documentation noncompliance at the Kinston maintenance location which has been remediated.

Revenues for GGS increased by $10,044,000 (127%) compared to the second quarter of the prior fiscal year. Approximately $4,800,000 of the increase in revenue is attributable to the shipment of deicing units that had been delayed at June 30, 2014 as noted in the June 30, 2014 Form 10-Q and shipments on orders placed under the final option period of the expiring USAF deicer contract representing approximately 15% of GGS’s revenues for the quarter. GGS had operating income of approximately $2,924,000 for the quarter, compared to operating income of $453,000 in the prior year’s comparable quarter, a $2,471,000 positive impact. Operating income increased as a result of the impact of the delay in shipment into the second quarter (where associated expense had been recognized in prior periods), efficiencies in production, and increased parts and service volume as customers experience some early winter weather.  Order flow at GGS remains above last years' levels, with backlog at September 30, 2014 of $15.3 million as compared to $11.9 million at September 30, 2013 and $14.4 million at March 31, 2014.

Revenues from our GAS subsidiary increased by $541,000 (13%) compared to the second quarter of the prior fiscal year as a result of the Company’s continuing growth into new markets, growth in services offered to new and existing customers, strong period part sales and the recent contract renewal with their largest customer.  Operating income for the same period decreased $217,000 as company expenses have risen with infrastructure changes to help position the Company for growth, including for leadership and marketing roles, facility upgrades and additional controls.

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

Seasonality

GGS’s business has historically been seasonal, reflecting seasonal variations in commercial deicer sales with revenues and operating income for the segment typically being lower in the first and fourth fiscal quarters. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The overnight air cargo and ground support services segments do not experience pronounced seasonal variations.

Results of Operations

Second Quarter 2015 Compared to Second Quarter 2014

Consolidated revenue increased $10,435,000 (43%) to $34,624,000 for the three-month period ended September 30, 2014 compared to its equivalent prior period. The increase in revenues is principally due to an increase in sales in the ground equipment sales segment. Revenue in the ground equipment sales segment increased $10,044,000 (127%) as a result of increases in military deicer sales and commercial deicer sales. As noted above, approximately $4,800,000 of the increase in revenue is attributable to the shipment of deicing units that had been delayed at June 30, 2014 as noted in the June 30, 2014 Form 10-Q. Revenues in the ground support services segment increased $541,000 (13%), as a result of the company’s continuing growth in locations and in services offered to new and existing customers.

Revenues from our air cargo segment decreased by $150,000 (-1%) compared to the second quarter of the prior fiscal year. The revenue decrease was principally due to reduced administrative fees due to two fewer Cessna 208 aircraft in operations in the current year quarter compared to the prior year period and lower maintenance labor revenues, partially offset by increased pass through costs for fuel and pilot travel.

Operating expenses increased $8,591,000 (37%) to $32,028,000 for the three-month period ended September 30, 2014 compared to its equivalent prior period. A principal component of the increase was a $7,209,000 (112%) increase in ground equipment sales segment operating expenses, relating to the 127% increase in segment revenue.  At September 30, 2014, GGS’s order backlog was $15,300,000 as compared to $21,800,000 at June 30, 2014.

Ground support services segment operating costs increased by $551,000 (16%) driven primarily by the current quarter’s 13% increase in revenues. Air cargo operating expenses decreased by $55,185 (-2%) compared to the prior year comparable period primarily due to reduced maintenance labor costs which correlates to the reduction in associated revenue. Of the segment’s $10,620,000 of operating costs, $7,696,000 was costs passed through to our air cargo customer without markup.

General and administrative expenses increased $930,000 (33%) to $3,748,000 for the three-month period ended September 30, 2014 compared to its equivalent prior period. The principal components of this increase relate to salaries, profit sharing, payroll services, contract labor, and employee related benefits.

Operating income for the quarter ended September 30, 2014 was $2,597,000, a $1,844,000 (234%) increase from the same quarter of the prior year. The ground equipment sales segment had a $2,471,000 increase in its operating income as a result of military and commercial deicer sales in the current quarter compared to the prior quarter and the impact of the delayed shipment and production efficiencies discussed above. The ground support services segment saw a $217,000 (-70%) decrease in its operating income as company expenses have risen with infrastructure changes to help position the company for growth, including for leadership and marketing roles, facility upgrades and additional controls. The overnight air cargo segment saw a $287,000 (-51%) decrease in operating income related to an increase in salaries, employment related taxes and benefits, as well as a $100,000 penalty in connection with one instance, which occurred in 2012, of regulatory documentation noncompliance at the Kinston maintenance location which has been remediated.

Pretax earnings increased $1,827,000 for the three-month period ended September 30, 2014 compared to the prior year comparable period, primarily due to the increases in the ground equipment sales.

During the three-month period ended September 30, 2014, the Company recorded $767,000 in income tax expense, which resulted in an estimated annual tax rate of 30%, compared to a 39.8% tax rate in the comparable quarter in 2013. The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes and permanent benefits.

First Six Months of Fiscal 2015 Compared to First Six Months of Fiscal 2014

Consolidated revenue increased $10,933,000 to $56,403,000 for the six-month period ended September 30, 2014 compared to its equivalent prior period. Revenues in the ground equipment sales segment increased $10,119,000 (77%) comprised of an increase in military sales and an increase in commercial sales. Revenues in the ground support services segment were up $1,691,000 (22%), resulting from the addition of new customers and locations over the past year. Revenues in the air cargo segment were down $877,000 (-4%), principally due to reduced administrative fees due to two fewer Cessna 208 aircraft in operations in the current year period compared to the prior year and lower maintenance labor revenues, partially offset by increased pass through costs for fuel and pilot travel.

Operating expenses increased $9,211,000 for the six-month period ended September 30, 2014 compared to its equivalent prior period. Ground equipment sales segment operating costs increased $7,305,000 (69%) driven primarily by the current period’s increase in revenues. Ground support services segment operating expenses increased $1,514,000 (24%) following the increase in revenues, in addition to infrastructure changes described above. Air cargo segment operating expenses decreased $622,000 (-3%), primarily due to reduced maintenance labor billable hours which correlates to the reduction in associated revenue. Of the segment’s $20,812,000 of operating costs, $15,047,000 was costs passed through to our air cargo customer without markup. General and administrative expenses increased $1,214,000 (21%) for the six-month period ended September 30, 2014 compared to its equivalent prior period. The principal components of this increase relate to salaries, profit sharing, payroll services, contract labor, and employee related benefits.

Operating income for the six-month period ended September 30, 2014 was $2,695,000, a $1,722,000 (177%) increase from the same period of the prior year. The overnight air cargo segment saw a $414,000 (-33%) decrease in its operating income. The ground equipment sales segment experienced a $2,284,000 (498%) increase in its operating income in the six-month period ended September 30, 2014. The ground support services segment saw a $246,000 (-44%) decrease in its operating income for the period.

Non-operating income decreased $12,000 for the six-month period ended September 30, 2014.

Pretax earnings increased $1,711,000 for the six-month period ended September 30, 2014 compared to the prior comparable period.

During the six-month period ended September 30, 2014, the Company recorded $804,000 in income tax expense, which resulted in an estimated annual tax rate of 30%, compared to the rate of 39.6% for the comparable prior period. The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

Liquidity and Capital Resources

As of September 30, 2014 the Company's working capital amounted to $24,560,000 an increase of $2,428,000 compared to March 31, 2014.

The Company has a secured long-term revolving credit line with an expiration date of August 31, 2016. During the quarter ended September 30, 2014, the maximum amount available under the revolving credit line was increased from $7,000,000 to $9,000,000 through December 31, 2014, with the maximum amount available returning to $7,000,000 on January 1, 2015. The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at September 30, 2014. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At September 30, 2014, $9,000,000 was available for borrowing under the credit line with borrowings of $1,331,000 outstanding at September 30, 2014 (none at March 31, 2014).

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points. The LIBOR rate at September 30, 2014 was .155%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit. If the LIBOR interest rate had been increased by one percentage point, based on the outstanding balance under the line of credit at September 30, 2014, interest expense for the three months ended September 30, 2014 would have increased by approximately $3,300.

Following is a table of changes in cash flow for the respective periods ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014	2013

Net Cash (Used in) Provided by Operating Activities	$(576,000)	$(5,429,000)
Net Cash (Used in) Investing Activities	(4,191,000)	(144,000)
Net Cash Provided by Financing Activities	1,218,000	49,000

Net Decrease in Cash and Cash Equivalents	$(3,549,000)	$(5,524,000)

Cash used in operating activities was $4,853,000 less for the six-month period ended September 30, 2014 compared to the similar prior year period, resulting from a variety of offsetting factors. The most significant factor was net income which increased substantially during the current period reflecting the significant increase in ground equipment sales. This change was somewhat offset by related movements in accounts receivable and inventories.

Cash used in investing activities for the six-month period ended September 30, 2014 was $4,047,000 more than the comparable prior year period due primarily to the increase in purchases of investment securities available for sale. Capital expenditures for the six month period ended September 30, 2014 include $1,132,000 for four commercial deicing trucks added to leased equipment in September 2014. These deicing trucks had previously been included in inventory.

Cash provided by financing activities was $1,169,000 more in the six-month period ended September 30, 2014, than in the corresponding prior year period due to an increase in borrowings under the line of credit of $1,331,000 offset by a $734,000 decrease in the annual cash dividend paid to shareholders. In May 2014, the Company’s Board of Directors adopted a policy to discontinue payment of a regularly scheduled annual cash dividend.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2014. As a result of material weakness in internal control over financial reporting described in the Company’s Form 10-K for the fiscal year ended March 31, 2014 and the completion as of September 30, 2014 of only a portion of the remediation to address this material weakness, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective. However, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s consolidated financial condition as of September 30, 2014 and 2013, and consolidated results of its operations and cash flows for the six-month periods then ended, in conformity with U.S. generally accepted accounting principles (GAAP).

At September 30, 2014, as part of the Company’s plan to remediate this material weakness, the Company had partially completed the education of appropriate internal accounting personnel, and had engaged a third-party advisory firm, to strengthen the level of review and validation performed over the financial statement income tax provision.

Other than as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 5. Other Items.

On November 6, 2014, at a meeting of the Company’s Board of Directors, William H. Simpson announced his decision to resign as a director effective immediately. On November 6, 2014, at the request of the Board of Directors, Seth A. Barkett withdrew his resignation as a director, which had been submitted on September 23, 2014 and had not become effective.

On November 6, 2014, the Board of Directors elected Andrew J. Stumpf as a director to fill the vacancy created by Mr. Simpson’s resignation. Mr. Stumpf, age 39, has served as Vice President, Finance of Cadillac Casting, Inc. and 3Point Machine, Inc., automotive suppliers of metal cast and precision-machined components, since February 2010 and as a member of Storm Lake Capitals, LLC, a private investment group, since October 2007. Prior to that, Mr. Stumpf served as a Vice President—Investment Banking Group of Stout Risius Advisors, LLC from February 2000 to September 2007 and as an Auditor and Certified Public Accountant with Ernst & Young, LLP from September 1998 to February 2000.

Mr. Stumpf was appointed by the Board of Directors to serve on the following committees of the Board of Directors: Audit Committee, Compensation Committee and Nominating Committee.

Item 6. Exhibits

(a) Exhibits

No.	Description

3.1

Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008 and Certificate of Designation dated March 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (Commission file No. 0-11720)

3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission file No. 0-11720)

10.1	Amendment No. 6 to Loan Agreement dated September 12, 2014 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 15, 2014 (Commission File No. 0-11720)

10.2	Amended Employment Agreement for William H. Simpson dated July 9, 2014 among Air T, Inc., Mountain Air Cargo, Inc., CSA Air, Inc., Global Ground Support, LLC and William H. Simpson, incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K/A (Amendment No. 1) dated July 11, 2014 (Commission File No. 0-11720)

10.3	Transition and Consulting Agreement dated as of July 25, 2014 between Air T, Inc. and John Parry

31.1	Section 302 Certification of Principal Executive Officer and President

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 7, 2014
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

3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission file No. 0-11720)

10.1	Amendment No. 6 to Loan Agreement dated September 12, 2014 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 15, 2014 (Commission File No. 0-11720)

10.2	Amended Employment Agreement for William H. Simpson dated July 9, 2014 among Air T, Inc., Mountain Air Cargo, Inc., CSA Air, Inc., Global Ground Support, LLC and William H. Simpson, incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K/A (Amendment No. 1) dated July 11, 2014 (Commission File No. 0-11720)

10.3	Transition and Consulting Agreement dated as of July 25, 2014 between Air T, Inc. and John Parry

31.1	Section 302 Certification of Principal Executive Officer and President

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.