Form 10-Q
period 2014-12-31
AIR T INC
filed 2015-02-03
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2014
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 30, 2015
Common Shares, par value of $.25 per share	2,370,027

AIR T, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited) Three Months and Nine Months Ended December 31, 2014 and 2013	3

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) Three Months and Nine Months Ended December 31, 2014 and 2013	4

	Condensed Consolidated Balance Sheets December 31, 2014 (Unaudited) and March 31, 2014	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended December 31, 2014 and 2013	6

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) Nine Months Ended December 31, 2014 and 2013	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II

Item 1A.	Risk Factors	18

Item 5.	Exhibits	18
	Signatures	19
	Exhibit Index	20
	Exhibit 3.1
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Operating Revenues:
Overnight air cargo	$12,973,810	$14,475,404	$36,626,144	39,004,768
Ground equipment sales	12,639,354	11,051,176	35,902,468	24,195,072
Ground support services	5,279,822	4,308,020	14,767,637	12,104,906
	30,892,986	29,834,600	87,296,249	75,304,746

Operating Expenses:
Flight-air cargo	5,641,402	5,537,259	15,943,068	14,941,658
Maintenance-air cargo	6,174,155	7,510,131	16,684,148	19,579,634
Ground equipment sales	9,474,732	8,585,518	27,429,825	19,234,785
Ground support services	4,366,863	3,441,110	12,160,830	9,721,227
General and administrative	3,654,280	3,775,264	10,636,068	9,543,520
Depreciation and amortization	221,654	214,636	660,825	540,290
Gain on sale of assets	(780,920)	(24,988)	(1,054,781)	(24,988)
	28,752,166	29,038,930	82,459,983	73,536,126

Operating Income	2,140,820	795,670	4,836,266	1,768,620

Non-operating Income (Expense):
Realized gain (loss) on sale of marketable securities	78	-	8,487	-
Investment income	970	4,165	8,698	16,737
Interest expense and other	(2,798)	(4,938)	(19,079)	(5,839)
	(1,750)	(773)	(1,894)	10,898

Income Before Income Taxes	2,139,070	794,897	4,834,372	1,779,518

Income Taxes	690,617	340,000	1,494,821	730,000

Net Income	$1,448,453	$454,897	$3,339,551	$1,049,518

Earnings Per Share:
Basic	$0.61	$0.19	$1.42	$0.43
Diluted	$0.61	$0.19	$1.41	$0.43

Dividends Declared Per Share	$-	$-	$-	$0.30

Weighted Average Shares Outstanding:
Basic	2,357,637	2,408,198	2,355,901	2,433,544
Diluted	2,381,214	2,441,569	2,373,500	2,458,040

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	$1,448,453	$454,897	$3,339,551	$1,049,518

Other comprehensive income (loss):

Unrealized gains on investment securities available for sale	672,620	-	550,787	-

Tax effect of unrealized gains on investment securities available for sale	(242,139)	-	(197,676)	-

Total unrealized gains on investment securities available for sale, net of tax amount	430,481	-	353,111	-

Reclassification of gains on investment securities available for sale included in net income	(78)	-	(8,487)	-

Tax effect of reclassification of gains on investment securities available for sale included in net income	24	-	3,093	-

Reclassification adjustment for realized gains, net of tax amount	(54)	-	(5,394)	-

Total other comprehensive income	$430,427	$-	$347,717	$-

Total comprehensive income	$1,878,880	$454,897	$3,687,268	$1,049,518

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,816,496	$3,758,888
Investment securities available for sale	5,602,491	1,460,518
Accounts receivable, less allowance for doubtful accounts of $216,107 and $150,000	13,328,001	10,247,179
Notes and other receivables-current	1,212,771	1,628,875
Income tax receivable	-	761,000
Inventories	7,976,963	12,239,469
Deferred income taxes	18,387	210,000
Prepaid expenses and other	574,025	845,595
Total Current Assets	37,529,134	31,151,524

Property and Equipment, net	2,796,814	3,986,174

Cash Surrender Value of Life Insurance Policies	2,004,916	1,887,611
Notes and Other Receivables-Long Term	-	59,611
Other Assets	192,675	135,727
Total Assets	$42,523,539	$37,220,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,398,167	$6,426,056
Income tax payable	496,385	-
Accrued expenses	3,736,690	2,592,534
Total Current Liabilities	10,631,242	9,018,590

Long-term Debt	-	-
Deferred Income Taxes	842,000	842,000

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,370,027 and 2,355,028 shares issued and outstanding	592,506	588,756
Additional paid-in capital	4,854,315	4,855,093
Retained earnings	25,263,539	21,923,988
Accumulated other comprehensive income (loss), net	339,937	(7,780)
Total Stockholders' Equity	31,050,297	27,360,057
Total Liabilities and Stockholders’ Equity	$42,523,539	$37,220,647

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,339,551	$1,049,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of marketable securities available for sale	(8,487)	-
Gain on disposal of assets	(1,054,781)	(24,988)
Change in accounts receivable and inventory reserves	(245,358)	105,072
Depreciation and amortization	660,825	540,290
Change in cash surrender value of life insurance	(117,305)	(51,001)
Warranty reserve	103,065	240,942
Compensation expense related to stock options	8,958	17,824
Change in operating assets and liabilities:
Accounts receivable	(3,146,977)	1,611,563
Notes receivable and other non-trade receivables	475,715	79,955
Inventories	4,574,019	(4,430,352)
Prepaid expenses and other	214,623	(364,792)
Accounts payable	(27,889)	461,014
Accrued expenses	1,041,090	705,895
Income tax payable	1,257,385	(28,000)
Total adjustments	3,734,883	(1,136,578)
Net cash provided by (used in) operating activities	7,074,434	(87,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(4,109,201)	-
Proceeds from sale of investment securities available for sale	515,045	-
Capital expenditures	(1,774,495)	(267,523)
Proceeds from sale of assets	3,357,810	39,140
Net cash provided by (used in) investing activities	(2,010,841)	(228,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,330,888
Line of credit payoff	(1,330,888)
Payment of cash dividend	-	(733,885)
Repurchase of common stock	-	(1,078,217)
Proceeds from exercise of stock options	124,350	25,375
Repurchase of stock options	(130,335)	(222,740)
Net cash provided by (used in) financing activities	(5,985)	(2,009,467)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,057,608	(2,324,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,758,888	9,197,492
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,816,496	$6,872,582

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$1,132,115	$788,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,152	$5,800
Income taxes	240,618	759,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2013	2,446,286	$611,571	$6,321,411	$21,191,237	$-	$28,124,219

Net income	-	-	-	1,049,518	-	1,049,518

Cash dividend ($0.30 per share)	-	-	-	(733,885)	-	(733,885)

Exercise of stock options	2,500	625	24,750	-	-	25,375

Compensation expense related to stock options	-	-	17,824	-	-	17,824

Repurchase of stock options	-	-	(222,740)	-	-	(222,740)

Repurchase of common stock	(93,758)	(23,441)	(1,054,776)	-	-	(1,078,217)

Balance, December 31, 2013	2,355,028	$588,755	$5,086,469	$21,506,870	$-	$27,182,094

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2014	2,355,027	$588,756	$4,855,093	$21,923,988	$(7,780)	$27,360,057

Net income	-	-	-	3,339,551	-	3,339,551

Unrealized gain from marketable securities, net of tax	-	-	-	-	347,717	347,717

Exercise of stock options	15,000	3,750	120,600	-	-	124,350

Compensation expense related to stock options	-	-	8,957	-	-	8,957

Repurchase of stock options	-	-	(130,335)	-	-	(130,335)

Balance, December 31, 2014	2,370,027	$592,506	$4,854,315	$25,263,539	$339,937	$31,050,297

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

The income tax provisions for the respective three-month and nine-month periods ended December 31, 2014 differ from the federal statutory rate partially due to the effect of state income taxes and the renewal of the federal production deduction. The rate for the period ended December 31, 2014 also includes the estimated benefit for the exclusion of income for the Company's captive insurance company subsdiary afforded under Section 831(b).

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net earnings	$1,448,453	$454,897	$3,339,551	$1,049,518
Earnings Per Share:
Basic	$0.61	$0.19	$1.42	$0.43
Diluted	$0.61	$0.19	$1.41	$0.43
Weighted Average Shares Outstanding:
Basic	2,357,637	2,408,198	2,355,901	2,433,544
Diluted	2,381,214	2,441,569	2,373,500	2,458,040

For the nine months ended December 31, 2013, options to acquire 10,000 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive. No options for the three months ended December 31, 2014 and 2013 and nine months ended December 31, 2014 were anti-dilutive.

4.	Investment Securities Available For Sale

Investment securities available for sale at December 31, 2014 consisted of investments in equity securities of publicly traded companies with a fair value of $5,602,491, an amortized cost basis of $5,070,971, gross unrealized gains aggregating $587,469 and gross unrealized losses aggregating $55,949. Securities in a loss position at December 31, 2014 had a fair value of $874,800 and had been in a continuous loss position for less than twelve months. The Company realized gains of $8,487 from the sale of securities for nine months ended December 31, 2014 and $0 for nine months ended December 31, 2013. The Company realized gains of $78 from the sale of securities for three months ended December 31, 2014 and $0 for three months ended December 31, 2013. Investment securities available for sale at March 31, 2014 consisted of investments in publicly traded companies with a fair value of $1,460,000, an amortized cost basis of $1,471,000, gross unrealized gains aggregating $16,000 and gross unrealized losses aggregating $27,000. The investment securities available for sale held by the Company as of December 31, 2014 and March 31, 2014 are classified as available for sale securities. All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

5.	Inventories

Inventories consisted of the following:

	December 31, 2014	March 31, 2014
Aircraft parts and supplies	$-	$119,638
Ground support service parts	1,107,946	608,674
Ground equipment manufacturing:
Raw materials	4,732,731	6,965,659
Work in process	1,929,572	1,814,791
Finished goods	650,763	3,486,269
Total inventories	8,421,012	12,995,031
Reserves	(444,049)	(755,562)

Total, net of reserves	$7,976,963	$12,239,469

6.	Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to officers, other key employees of the Company, and to members of the Board of Directors. The Company accounts for stock compensation using fair value recognition provisions.

During the three-month period ended December 31, 2014, options for 15,000 shares were exercised, options for 2,500 shares were repurchased by the company and cancelled and options for 6,000 shares expired. For the nine-month period ended December 31, 2014, options for 15,000 shares were exercised, options for 32,000 shares were repurchased by the company and cancelled and options for 6,000 shares expired. Stock-based compensation expense in the amount of $8,958 and $17,824 was recognized for the nine-month periods ended December 31, 2014 and 2013, respectively. At December 31, 2014, there was no unrecognized compensation expense related to the stock options.

7.	Financing Arrangements

The Company has a secured long-term revolving credit line with an expiration date of August 31, 2016. During the quarter ended September 30, 2014, the maximum amount available under the revolving credit line was increased from $7,000,000 to $9,000,000 through December 31, 2014, with the maximum amount available returning to $7,000,000 on January 1, 2015. The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2014. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2014, $9,000,000 was available under the terms of the credit facility with borrowings of $0 outstanding at December 31, 2014 and March 31, 2014. Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate (.16925% at December 31, 2014) plus 150 basis points.

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

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Operating Revenues:
Overnight Air Cargo	$12,973,810	$14,475,404	$36,626,144	$39,004,768
Ground Equipment Sales:
Domestic	9,142,043	8,180,669	23,775,339	20,554,855
International	3,497,312	2,870,507	12,127,129	3,640,217
Total Ground Equipment Sales	12,639,355	11,051,176	35,902,468	24,195,072
Ground Support Services	5,279,822	4,308,020	14,767,637	12,104,906
Total	$30,892,987	$29,834,600	$87,296,249	$75,304,746

Operating Income (Loss):
Overnight Air Cargo	$602,776	$497,552	$1,425,692	$1,734,768
Ground Equipment Sales	1,704,445	1,208,623	4,448,349	1,667,536
Ground Support Services	262,099	253,834	574,212	811,449
Corporate	(428,500)	(1,164,339)	(1,611,987)	(2,445,133)
Total	$2,140,820	$795,670	$4,836,266	$1,768,620

Capital Expenditures:
Overnight Air Cargo	$152,606	$37,769	$240,945	$50,005
Ground Equipment Sales	8,299	10,451	1,357,847	28,555
Ground Support Services	60,367	57,748	175,703	159,568
Corporate	-	17,280	-	29,395
Total	$221,272	$123,248	$1,774,495	$267,523

Depreciation and Amortization:
Overnight Air Cargo	$39,371	$42,478	$118,411	$127,310
Ground Equipment Sales	135,585	127,191	393,767	274,725
Ground Support Services	40,645	31,929	126,540	98,223
Corporate	6,054	13,038	22,107	40,032
Total	$221,655	$214,636	$660,825	$540,290

9.	Commitments and Contingencies

The Company is not currently involved in or aware of any pending or threatened lawsuits.

10.	Subsequent Events

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2014		2013		2014		2013
Overnight Air Cargo Segment:
FedEx	$12,974	42%	$14,476	49%	$36,626	42%	$39,005	52%
Ground Equipment Sales Segment:
Military	945	3%	315	1%	5,477	6%	1,091	1%
Commercial - Domestic	8,197	27%	7,866	26%	18,298	21%	19,464	26%
Commercial - International	3,497	11%	2,870	10%	12,127	14%	3,640	5%
	12,639	41%	11,051	37%	35,902	41%	24,195	32%

Ground Support Services Segment	5,279	17%	4,308	14%	14,768	17%	12,105	16%
	$30,892	100%	$29,835	100%	$87,296	100%	$75,305	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. Under the dry-lease service contracts, FedEx leases its aircraft to MAC and CSA for a nominal amount and pays a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) are passed through to FedEx without markup. These pass through costs totaled $8,709,000 and $9,389,000 for the three-months ended December 31, 2014 and 2013, respectively, and $23,756,000 and $24,301,000 for the nine-month periods ended December 31, 2014 and 2013, respectively. These agreements are renewable on two to five-year terms and may be terminated by FedEx at any time upon 30 days’ notice. The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry. FedEx has been a customer of the Company since 1980. Loss of its contracts with FedEx would have a material adverse effect on the Company. As previously reported in fiscal 2014, MAC and CSA had been in the process of negotiating replacement agreements with FedEx, but the contract negotiations had been put on hold. We expect the contract negotiations to resume in the near future and the terms of the replacement agreements may differ from the terms of our current agreements, which may affect our results going forward.

As of December 31, 2014, MAC and CSA had an aggregate of 79 aircraft under agreement with FedEx. Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72. Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA. Included within the 79 aircraft are three Cessna Caravan aircraft that are considered soft-parked. These aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft currently in operation. MAC continues to perform maintenance on the aircraft, but they are not crewed and MAC does not currently operate the aircraft on scheduled routes. The administrative revenue related to a Cessna Caravan is significantly less than the administrative revenue related to the operation of the ATR aircraft.

MAC and CSA combined contributed approximately $36,626,000 and $39,005,000 to the Company’s revenues for the nine-month periods ended December 31, 2014 and 2013, respectively, a current year decrease of $2,379,000 (6%).

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

GGS contributed approximately $35,902,000 and $24,195,000 to the Company’s revenues for the nine-month periods ended December 31, 2014 and 2013, respectively, representing an $11,707,000 (48%) increase. At December 31, 2014, GGS’s order backlog was $7.2 million compared to $10.2 million at December 31, 2013 and $14.4 million at March 31, 2014.

GAS was formed in September 2007 to operate the aircraft ground support equipment and airport facility maintenance services business of the Company. GAS provides aircraft ground support equipment and airport facility maintenance services to a wide variety of customers at a number of locations throughout the country. GAS contributed approximately $14,768,000 and $12,105,000 to the Company’s revenues for the nine-month periods ended December 31, 2014 and 2013, respectively, representing a $2,663,000 (22%) increase.

Third Quarter Highlights

For the third quarter of fiscal 2015, the Company’s revenues increased by $1,058,000 (4%) from the prior year comparable quarter. Operating income increased by $1,345,000 (169%) in the same third quarter compared to the prior year quarter. The increase in revenues and operating income were primarily due to higher ground equipment deicer sales and profitability.

Operating income also increased due to the gain on sale of assets of $781,000 in the current year quarter compared to $25,000 in the prior year quarter. Gain on sale of assets for the current year quarter reflects a $374,000 gain from the November 2014 sale of the Company-owned King Air aircraft, a $412,000 gain from sales in October 2014 of two leased de-icing units and in December 2014 of six leased de-icing units to the respective leasing customers, and a $5,000 loss from the retirement of equipment by GAS.

Revenues from the air cargo segment decreased $1,502,000 (10%) compared to the third quarter of the prior fiscal year, continuing the trend that we experienced in the first two quarters of this fiscal year. Operating income for this segment increased $105,000 (21%) in the current year third quarter compared to the prior year quarter. Operating income for the segment for the current-year period includes the gain on the sale of the King Air aircraft which had been used primarily to support the air cargo segment’s operations. Revenues were down primarily as a result of a decrease in maintenance labor revenue billed to our customer due to the completion of eight- and twelve-year heavy maintenance checks during the prior comparable quarter. Although operating expenses for the segment decreased in part due to reduced salaries and non-billable shop supplies, the rate of reduction in expenses for the current year quarter was out paced by the rate of revenue decrease for the quarter.

Revenues for the ground equipment sales segment were up 1,588,000 (14%) when compared to the third quarter of the prior fiscal year. GGS generated operating income of approximately $1,704,000 for the quarter, an increase of $496,000 (41%) compared to the prior year comparable quarter, which includes the gain from the sales of the eight leased de-icing units. Gross margins in the segment also improved compared to the prior year comparable quarter as a result of continuing efforts to improve production efficiencies, as well as a change in the product and customer mix.

During the quarter ended December 31, 2014, revenues from our ground support services subsidiary increased by $972,000 (23%) as a result of the company’s continuing growth into new markets, strong period part sales, growth in services offered to new and existing customers, and the late second quarter contract renewal with their largest customer. Operating income for this segment for the same period increased by only $8,000 (3%) as company expenses have risen as a result of additional cost of sales expense and with investments made in the company infrastructure to help position the company for growth; including leadership, marketing and data analysis roles, facility upgrades, and additional controls.

Corporate operating loss for the third quarter of fiscal 2015 decreased by $736,000 (63%) compared to the prior year quarter, principally due to payments to our former chief executive officer under a separation agreement and release in the prior year quarter totaling $565,000 which did not recur in the current year period.

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

Results of Operations

Third Quarter Fiscal 2015 Compared to Third Quarter Fiscal 2014

Consolidated revenue increased $1,058,000 (4%) to $30,893,000 for the three-month period ended December 31, 2014 compared to its equivalent prior period. The increase in revenues can be primarily attributed to an increase in the ground equipment sales segment revenues. Revenues in the ground equipment sales segment increased 14% to $12,639,000, principally due to an increase in deicer sales. Revenues from the air cargo segment decreased $1,502,000 (10%), continuing the trend that we experienced in the first two quarters of this fiscal year.

Consolidated operating expenses decreased $287,000 (1%) for the three-month period ended December 31, 2014 compared to its equivalent prior period. The decrease in total operating expenses was primarily attributable to the decrease in overnight air cargo pass-through costs. Air cargo segment operating expenses decreased $1,232,000 (9%) for the quarter. Of the segment’s $11,816,000 of operating costs, $8,709,000 were costs passed through to our air cargo customer without markup. Ground equipment sales segment operating expenses increased $889,000 (10%) for the quarter compared to the 14% increase in sales for the segment. This is due to the correlation of the noted increase in the segment’s revenue compared to the prior year quarter.

Operating costs for the ground support services increased by $926,000 (27%) for the comparable prior period, primarily due to additional cost of sales expense and with investments made in the company infrastructure to help position the company for growth; including leadership, marketing and data analysis roles, facility upgrades, and additional controls.

General and administrative expenses decreased $121,000 (3%) for the three-month period ended December 31, 2014 compared to its equivalent prior period, principally due to the non-recurrence of payments to our former chief executive officer under a separation agreement and release in the prior comparable quarter offset in part by increased profit-sharing plan expense due to the implementation by GGS of a new profit-sharing plan for the fiscal year.

Operating income for the quarter ended December 31, 2014 was $2,141,000, a $1,345,000 (169%) increase from the same quarter of the prior year. The ground equipment sales segment reported a $496,000 (41%) increase in its operating income for the quarter ended December 31, 2014, principally due to the gain from the sales during the current-year quarter of eight leased de-icing units to the leasing customers, as well as an increase in production efficiencies as reflected in increased gross margin percentage and changes in the product and customer mix. The overnight air cargo segment saw a $105,000 (21%) increase in its operating income. Operating income for the current-year period includes the gain from the sale of the King Air aircraft. The 10% decrease in operating revenue was principally due to a decrease in billable expenses related to the completion of eight- and twelve-year heavy maintenance checks during the prior year comparable quarter. Although operating expenses for the segment decreased, in part due to reduced salaries and non-billable shop supplies, the rate of reduction in expenses for the current-year quarter was outpaced by the rate of revenue reduction for the quarter. The ground support services segment saw only an $8,000 (3%) increase in its operating income in the current quarter. This was due to a restructuring of operational expenses as noted above.

Pretax earnings increased $1,344,000 (169%) for the three-month period ended December 31, 2014 compared to the prior comparable period, primarily due to strong deicer sales in the ground equipment sales segment, the gain on sale of assets discussed above and the non-recurrence of expenses related to our former chief executive officer’s separation in the prior quarter.

During the three-month period ended December 31, 2014, the Company recorded $693,000 in income tax expense, which resulted in an estimated annual tax rate of 32.4%, compared to the rate of 42.8% for the comparable prior quarter. The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% partially due to the effect of state income taxes and the renewal of the federal production deduction. The rate for the period ended December 31, 2014 also includes the estimated benefit for the exclusion of income for SAIC afforded under Section 831(b).

First Nine Months of Fiscal 2015 Compared to First Nine Months of Fiscal 2014

Consolidated revenue increased $11,992,000 (16%) to $87,296,000 for the nine-month period ended December 31, 2014 compared to its equivalent prior-year period, principally due to the ground equipment sales segment. Revenues in the ground equipment sales segment increased $11,707,000 (48%) comprised of $5.5 million in military sales, $18.3 million in commercial domestic sales, and $12.1 million in commercial international sales. The increase in the segment’s revenues was primarily due to an increase in the number deicer units sold. Revenues for the air cargo segment decreased $2,379,000 (6%) compared to the prior-year equivalent period primarily as a result of a decrease in maintenance labor revenue billed to our customer due to the completion of eight- and twelve-year heavy maintenance checks during the prior year equivalent, as compared to the prior year. Revenues in the ground support services segment increased by $2,663,000 (22%) compared to fiscal year-to-date over prior year. As with the quarter, the revenue base increased with growth into new markets and services for both new and existing customers and strong period part sales.

Consolidated operating expenses increased $8,924,000 (12%) to $82,460,000 for the nine-month period ended December 31, 2014 compared to its equivalent prior-year period. Ground equipment sales segment operating costs increased $8,195,000 (43%) driven principally by the increase in revenues. Air cargo segment operating expenses decreased to $32,627,000 (5%), principally as a result of a decrease in maintenance labor revenue billed to our customer due to the completion of eight- and twelve-year heavy maintenance checks compared to its equivalent prior-year period. Of the segment’s $32,627,000 of operating costs, $23,756,000 constituted costs passed through to our air cargo customer without markup. Ground support services segment operating expenses increased $2,440,000 (25%) primarily driven by related company infrastructure changes to position it for growth that began late second quarter last year and continues through the current reporting period. Increased cost of sales expense, additional facility upgrades and controls have also contributed to the overall increase in current year operating expenses.

General and administrative expenses increased $1,093,000 (11%) for the nine-month period ended December 31, 2014 compared to its equivalent prior-year period. The principal component of this increase is profit sharing plan expense for the nine-month period of $1,062,000, principally due to the implementation by GGS of a new profit-sharing plan for the current fiscal year.

Consolidated operating income for the nine-month period ended December 31, 2014 was $4,836,000, a $3,068,000 (173%) increase from the same period of the prior year. The ground equipment sales segment experienced a $2,781,000 (167%) increase in its operating income in the nine-month period ended December 31, 2014 principally due to an increase in deicer sales. The overnight air cargo segment saw a $309,000 (18%) decrease in its operating income due to as a result of a decrease in maintenance labor revenue billed to our customer due to the completion of eight- and twelve-year heavy maintenance checks during the current year, as compared to the prior year. Of the segment’s $32,627,000 of operating cost, $23,756,000 were costs passed through to our air cargo customer at cost. The ground support services segment saw a $237,000 (29%) decrease in its operating income from prior period with an increase in operating expenses related company infrastructure changes to position it for growth that began late second quarter last year and continues through the current reporting period.

Pretax earnings increased $3,055,000 for the nine-month period ended December 31, 2014 compared to the prior comparable period.

During the nine-month period ended December 31, 2014, the Company recorded $1,495,000 in income tax expense, which resulted in an estimated annual tax rate of 31.1%, compared to the rate of 41.0% for the comparable prior period. The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% partially due to the effect of state income taxes. The rate for the period ended December 31, 2014 also includes the estimated benefit for the exclusion of income for SAIC afforded under Section 831(b).

Liquidity and Capital Resources

As of December 31, 2014 the Company's working capital amounted to $26,898,000, a increase of $4,765,000 compared to March 31, 2014.

The Company has a secured long-term revolving credit line with an expiration date of August 31, 2016. During the quarter ended September 30, 2014, the maximum amount available under the revolving credit line was increased from $7,000,000 to $9,000,000 through December 31, 2014, with the maximum amount available returning to $7,000,000 on January 1, 2015. The revolving credit line contains customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at December 31, 2014. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At December 31, 2014, $9,000,000 was available for borrowing under the credit line with borrowings of $0 outstanding at December 31, 2014 and March 31, 2014.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points. The LIBOR rate at December 31, 2014 was .16925%. The Company is exposed to changes in interest rates on its line of credit with respect to any borrowings outstanding under the line of credit.

Following is a table of changes in cash flow for the respective periods ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$7,074,000	$(87,000)
Net Cash Provided by (Used in) in Investing Activities	(2,011,000)	(228,000)
Net Cash Provided by (Used in) Financing Activities	(6,000)	(2,010,000)

Net (Decrease) Increase in Cash and Cash Equivalents	$5,057,000	$(2,325,000)

Cash provided by operating activities was $7,161,000 more for the nine-month period ended December 31, 2014 compared to the similar prior year period, resulting from a variety of offsetting factors.

Cash used in investing activities for the nine-month period ended December 31, 2014 was $1,783,000 more than the comparable prior year period due primarily to the purchase of marketable securities available for sale.

Cash used by financing activities was $2,004,000 less in the nine-month period ended December 31, 2014, than in the corresponding prior year period due to the repurchase the former chief executive officer’s common stock in connection with his separation agreement and release in the comparable prior quarter. In May 2014, the Company’s Board of Directors adopted a policy to discontinue payment of a regularly scheduled annual cash dividend.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2014. As a result of material weakness in internal control over financial reporting described in the Company’s Form 10-K for the fiscal year ended March 31, 2014 and the completion as of December 31, 2014 of only a portion of the remediation to address this material weakness, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective. However, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s consolidated financial condition as of December 31, 2014 and 2013, and consolidated results of its operations and cash flows for the nine-month periods then ended, in conformity with U.S. generally accepted accounting principles (GAAP).

As part of the Company’s plan to remediate this material weakness, the Company has partially completed the education of appropriate internal accounting personnel, and had engaged a third-party advisory firm, to strengthen the level of review and validation performed over the financial statement income tax provision.

Other than as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

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

Item 5. Exhibits

(a)	Exhibits

No.	Description

3.1

Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012, and Certificate of Designation dated December 15, 2014

3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission file No. 0-11720)

4.1

Rights Agreement, dated as of December 15, 2014, between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 15, 2014 (Commission File No. 0-11720)

31.1	Section 302 Certification of Principal Executive Officer and President

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: February 3, 2015
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Candice Otey
Candice Otey, Chief Financial Officer
(Principal Financial Officer)

AIR T, INC.

EXHIBIT INDEX

No.	Description

3.1

Restated Certificate of Incorporation and Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012, and Certificate of Designation dated December 15, 2014

3.2	Amended and Restated Bylaws of Air T, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission file No. 0-11720)

4.1

Rights Agreement, dated as of December 15, 2014, between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 15, 2014 (Commission File No. 0-11720)

31.1	Section 302 Certification of Principal Executive Officer and President

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.