Form 10-K
period 2015-03-31
AIR T INC
filed 2015-06-08
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3524 Airport Road, Maiden, North Carolina 28650

(Address of principal executive offices, including zip code)

                            (828) 464 –8741

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.25 per share	The NASDAQ Stock Market
Preferred Stock Purchase Rights	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No☒

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2014 was approximately $22,145,000. As of May 29, 2015, 2,372,527 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2015 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Item 1.	Business.

Air T, Inc. (the “Company”) operates wholly owned subsidiaries in three industry segments. The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

For the fiscal year ended March 31, 2015, the Company’s overnight air cargo segment accounted for 45% of the Company’s consolidated revenues, the ground equipment sales segment accounted for 37% of consolidated revenues and the ground support services segment accounted for 18% of consolidated revenues. The Company’s overnight air cargo services are provided primarily to one customer, FedEx Corporation (“FedEx”). Certain financial data with respect to the Company’s three segments are set forth in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

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

Overnight Air Cargo Services.

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. Under the dry-lease service contracts in place during the fiscal years ended March 31, 2015 and 2014, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. These agreements with FedEx were renewable on one-year terms and could be terminated by FedEx any time upon 30 days’ notice.

As of March 31, 2015, MAC and CSA had an aggregate of 79 aircraft under agreement with FedEx. Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72. Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA. For the fiscal year ended March 31, 2015, MAC’s routes were primarily in the southeastern United States and the Caribbean and CSA’s routes were primarily in the upper Midwest region of the United States. Included within the 79 aircraft are five Cessna Caravan aircraft that are considered soft-parked. Soft-parked aircraft remain covered under MAC and CSA’s agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation. MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and MAC and CSA do not operate soft-parked aircraft on scheduled routes.

Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 45% and 52% of the Company’s consolidated revenue for the fiscal years ended March 31, 2015 and 2014, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U. S. military.

June 2015 Agreements with FedEx

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replace all prior dry-lease service contracts.  The new dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  The new dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The new dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike the prior dry-lease contracts, under the new dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft under the new dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are to be borne solely by MAC and CSA.  Under the new dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts.  Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The new dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.  The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked.

The new dry-lease agreements have a term that would initially expire, unless renewed, on May 31, 2016.  The new dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice.  In addition, each new dry-lease agreement provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the new dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or it employs less than six employees.  As of the date of this report, FedEx would have been permitted to terminate each of the new dry-lease agreements under this provision. The Company believes that the short term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.

Air Cargo Operations

MAC and CSA operate under separate aviation certifications. MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the Federal Aviation Administration (the “FAA”). These certifications permit MAC to operate and maintain aircraft that can carry a maximum cargo capacity of 7,500 pounds on the Cessna Caravan 208B under Part 135 and a maximum cargo capacity of 14,000 pounds for the ATR-42 and 17,800 pounds for the ATR-72 aircraft under Part 121. CSA is certified to operate and maintain aircraft under Part 135 of the FAA regulations. This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2015:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-2012	Dry lease	62
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	8

			79

The Cessna Caravan 208B aircraft are maintained under an FAA Approved Aircraft Inspection Program (AAIP). The inspection intervals range from 100 to 200 hours. The current overhaul period on the Cessna aircraft is 8,000 hours.

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

FedEx conducts periodic audits of CSA and MAC, and these audits are an integral part of the relationship between the carrier and FedEx. The audits test adherence to the dry-lease agreements and assess the carrier’s overall internal control environment, particularly as related to the processing of invoices of FedEx-reimbursable costs. The scope of these audits typically extends beyond simple validation of invoice data against the third-party supporting documentation. The audit teams generally investigate the operator’s processes and procedures for strong internal control procedures. The Company believes satisfactory audit results are critical to maintaining its relationship with FedEx. The audits conducted by FedEx are not designed to provide any assurance with respect to the Company’s financial statements, and investors, in evaluating the Company’s financial statements, may not rely in any way on any such examination of the Company or any of its subsidiaries.

The Company’s overnight air cargo operations are not materially seasonal.

Aircraft Deicer and Other Ground Support Products

Global Ground Support is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other ground support equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized types of equipment. In the fiscal year ended March 31, 2015, sales of deicing equipment accounted for approximately 72% of GGS’s revenues, compared to 65% in the prior fiscal year.

Global Ground Support designs and engineers its products. Components acquired from third-party suppliers are used in the assembly of its finished products. Components are sourced for a diverse supply chain. The primary components for mobile deicing equipment are the chassis (which is a commercial medium or heavy-duty truck), fluid storage tanks, a boom system, fluid delivery system and heating equipment. The price of these components is influenced by raw material costs, principally high-strength steels and stainless steel. GGS utilizes continuous improvements and other techniques to improve efficiencies and designs to minimize product price increases to its customers, to respond to regulatory changes, such as emission standards, and to incorporate technological improvements to enhance the efficiency of GGS’s products. Improvements include the development of single operator mobile deicing units to replace units requiring two operators, a patented premium deicing blend system and a more efficient forced-air deicing system.

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

GGS’s mobile deicing equipment business has historically been seasonal, with revenues typically being lower in the fourth and first fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF.

Although GGS has retained the USAF deicer contract, orders have decreased to the point where USAF revenues were less than 8% of GGS revenues in the fiscal year ended March 31, 2015. As a result, GGS revenues and operating income have resumed their seasonal pattern. GGS revenues, for the fourth quarter of the fiscal year ended March 31, 2015, included no sales of deicer units to the USAF under this contract, though total sales under this contract were $3,041,000 for the year ended March 31, 2015. At March 31, 2015 there were no outstanding orders under this contract. The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF. In August 2013, the third option period under the contract was exercised, extending the contract to September 2014. For the year ended March 31, 2015, GGS revenues included $2,883,000 of flight-line tow tractor sales to the USAF under this contract ($769,000 for the year ended March 31, 2014.) GGS’s backlog at March 31, 2015 includes $85,000 of units ordered by the USAF under this contract.

Because these contracts with the USAF do not obligate the USAF to purchase a set or minimum number of units, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding. Revenue from GGS’s two contracts with the USAF accounted for approximately 14% and 4% of the segment’s consolidated revenue for the fiscal years ended March 31, 2015 and 2014, respectively.

Ground Support Equipment, Fleet and Facility Maintenance Services.

Global Aviation Services, which was started by the Company in September 2007, provides aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2015, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 75 customers at 54 North American airports.

Approximately 36% of GAS’s revenue in both fiscal years ended March 31, 2015 and 2014, was derived from services under contract with LSG SkyChefs. The LSG SkyChefs contract was renewed in fiscal year 2015, extending its term to August 31, 2018, which includes a 30-day termination clause for either party. In addition, approximately 15% and 16%, respectively, of GAS’s revenue in the fiscal years ended March 31, 2015 and 2014, was derived from services under contract with Delta Airlines.

GAS is a relatively new provider in its industry segment and competes primarily on the basis of the quality, reliability and pricing of its services. The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry. GAS’s maintenance service business is not materially seasonal.

Backlog.

The Company’s backlog consists of “firm” orders supported by customer purchase orders for the equipment and services sold by GGS. At March 31, 2015, the Company’s backlog of orders was $2.8 million, all of which the Company expects to be filled in the fiscal year ending March 31, 2016. At March 31, 2014, the Company’s backlog of orders was $14.4 million.

Governmental Regulation.

The Company and its subsidiaries are subject to regulation by various governmental agencies.

The Department of Transportation (“DOT”) has the authority to regulate air service. The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

The Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, oversees, among other things, aviation and airport security, including airport passenger, baggage, cargo, mail, and employee and vendor screening processes.

The Federal Aviation Administration has safety jurisdiction over flight operations generally, including flight equipment, flight and ground personnel training, examination and certification, certain ground facilities, flight equipment maintenance programs and procedures, examination and certification of mechanics, flight routes, air traffic control and communications and other matters. The FAA is concerned with safety and the regulation of flight operations generally, including equipment used, ground facilities, maintenance, communications and other matters. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if questions arise concerning airworthiness. The FAA also has power to suspend or revoke for cause the certificates it issues and to institute proceedings for imposition and collection of fines for violation of federal aviation regulations. The Company, through its subsidiaries, holds all operating airworthiness and other FAA certificates that are currently required for the conduct of its business, although these certificates may be suspended or revoked for cause. The FAA periodically conducts routine reviews of MAC and CSA’s operating procedures and flight and maintenance records.

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

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs (including the risk of loss of key customers and contacts, administrative actions and regulatory changes); and underwrites third-party risk through certain reinsurance arrangements. The activities of SAIC are included within the corporate results in the accompanying financial statements.

Employees.

At March 31, 2015, the Company and its subsidiaries had approximately 600 full-time and full-time-equivalent employees. None of the employees of the Company or any of its subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

Item 1A.	Risk Factors.

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

In the fiscal year ended March 31, 2015, 45% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. Our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or it employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the new dry-lease agreements under this provision. FedEx has been a customer of the Company since 1980. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Recent changes in our agreements with FedEx subject us to greater operating risks.

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx with terms different from our prior dry-lease service contracts.  The new dry-lease agreements provide for the lease of specified aircraft by us in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  The new dry-lease agreements provide for the reimbursement by FedEx of our costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs.  Unlike the prior dry-lease contracts, under the new dry-lease agreements, certain operational costs incurred by us in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are to be borne solely by us.  The new dry-lease agreements provide for the payment by FedEx to us of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.  Accordingly, as a result in the change in our arrangements with FedEx as reflected in the new dry-lease agreements, we are subject to the risk of rising operational costs that are no longer reimbursed to us at cost and may be in excess of the allocable portion of the increased administrative fee, which could adversely affect results of operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations. These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014. These risks include but are not limited to the following:

●	Economic conditions in the global markets in which it operates;
●	Dependence on its strong reputation and value of its brand;
●	Potential disruption to the Internet and FedEx’s technology infrastructure, including customer websites;
●	The price and availability of fuel;
●	Its ability to manage its assets, including aircraft, to match shifting and future shipping volumes;
●	Intense competition from other providers of transportation and business services;
●	Its ability to make prudent strategic acquisitions and realize the expected benefits;
●	Its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;
●	Its ability to execute on its business realignment program to improve profitability;
●	The impact of terrorist activities including the imposition of stricter governmental security requirements;
●	Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
●	Global climate change or legal, regulatory or market responses to such change;
●	Localized natural or man-made disasters in key locations, including its Memphis, Tennessee super-hub;
●	Disruptions or modifications in service by the Unites States Postal Service, a significant customer and vendor of FedEx; and
●	Widespread outbreak of an illness or other communicable disease or any other public health crisis.

A material reduction in the aircraft we fly for FedEx could materially adversely affect on our business and results of operations.

Under our agreements with FedEx, we are not guaranteed a number of aircraft or routes we are to fly and FedEx may reduce the number of aircraft we lease and operate upon 10 days’ notice. Our compensation under these agreements, including our administrative fees, depends on the number of aircraft leased to us by FedEx. Any material permanent reduction in the aircraft we operate could materially adversely affect our business and results of operations. A temporary reduction in any period could materially adversely affect our results of operations for that period.

Our ground support services segment has been dependent upon the revenues from two significant customers, the loss of which could materially impact the segment’s results.

In the fiscal year ended March 31, 2015, approximately 51% of GAS’s revenues were derived from services under contracts with two customers. The contract with one of these was renewed in 2014. The loss of these customers, or a major decline in business activity with these customers, could materially adversely impact the results of the segment.

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

Our results of operations may be affected by the value of securities we hold for investment and we may be unable to liquidate our investments in a timely manner at full value.

We invest a significant portion of our capital not needed for operations in marketable securities, including equity securities of publicly traded companies. At March 31, 2015, the fair value of these marketable securities was approximately $5.3 million. Our results of operations may be affected by gain or loss recognized upon the sale of these investments or upon the determination that any such investment has become impaired. At March 31, 2015, we had gross unrealized gains associated with marketable securities aggregating $0 and gross unrealized losses aggregating $211,000. In addition, from time to time we may hold positions in marketable securities that under then-current market conditions we may be unable to liquidate in a timely manner at full value. For example, at May 31, 2015, we held approximately 1.6 million shares of common stock of Insignia Systems, Inc., representing approximately 13.1% of the outstanding shares and approximately 17,200 times the average daily trading volume for such shares for the preceding three months. In the event that we are unable to liquidate an investment at full value our gain from the sale of that investment may be reduced or our loss from the sale of that investment may be increased.

Our business may be adversely affected by information technology disruptions.

Our business may be impacted by information technology disruptions, including information technology attacks. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). Although we have adopted certain measures to mitigate potential risks to our systems from information technology-related disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be materially adversely affected by numerous other risks, including rising healthcare costs, changes in environmental laws and other unforeseen business interruptions.

Our business may be negatively impacted by numerous other risks. For example, medical and healthcare costs may continue to increase. Initiatives to address these costs, such as consumer driven health plan packages, may not successfully reduce these expenses as needed. Failure to offer competitive employee benefits may result in our inability to recruit or maintain key employees. Additional risks to our business include global or local events which could significantly disrupt our operations. Terrorist attacks, natural disasters and electrical grid disruptions and outages are some of the unforeseen risks that could negatively affect our business, financial condition, results of operations and cash flows.

Risks Related to Ownership of Our Common Stock

Various provisions and laws could delay or prevent a change of control.

Certain provisions of our certificate of incorporation and bylaws, our stockholder rights plan and provisions of Delaware corporation law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our certificate of incorporation and bylaws, among other things regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without shareholder approval. Our stockholder rights plan also makes an acquisition of a controlling interest in the Company in a transaction not approved by our board of directors more difficult.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by William H. Simpson, an officer of a subsidiary of the Company and a former officer and director of the Company, John Gioffre, a former director of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of the holding company and MAC are headquartered at this facility. The lease for this facility provided for monthly rent of $14,428 through May 31, 2014. A new lease amendment was entered into in May 2014 increasing the monthly rent to $14,862 and extending the lease through January 31, 2018. The amendment also provides for three additional two-year option periods through January 31, 2024. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

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

As of March 31, 2015, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms. The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

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

As of March 31, 2015, the number of holders of record of the Company’s Common Stock was 196. The range of high and low sales price per share for the Company’s common stock on the Nasdaq Stock Market from April 1, 2014 through March 31, 2015 is as follows:

	Fiscal Year Ended March 31,
	2015		2014
	High	Low	High	Low
First Quarter	$13.30	$11.34	$10.49	$9.00
Second Quarter	13.22	10.68	11.80	9.70
Third Quarter	27.34	12.17	12.18	10.76
Fourth Quarter	26.14	16.91	12.99	11.16

The Company’s Board of Directors in May 2014 adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were purchased pursuant to this authorization during the fiscal year ended March 31, 2015.

Item 6.	Selected Financial Data.

(In thousands, except per share amounts)

	Year Ended March 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Operating revenues	$112,181	$100,772	$103,064	$89,382	$83,362

Net income	2,484	1,467	1,670	1,350	2,138

Basic earnings per share	1.05	0.61	0.68	0.55	0.88

Diluted earnings per share	1.04	0.60	0.68	0.55	0.87

Dividend declared per share	-	0.30	0.25	0.25	0.33

Balance sheet data (at period end):
Total assets	43,456	37,221	36,055	35,083	34,221

Long-term debt, including current portion	5,000	-	-	-	8

Stockholders' equity	29,795	27,360	28,124	27,053	26,241

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

 Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Year Ended March 31,
	2015		2014

Overnight Air Cargo Segment:
FedEx	$49,865	45%	$52,342	52%
Ground Equipment Sales Segment:
Military	6,016	5%	1,115	1%
Commercial - Domestic	27,216	24%	24,813	25%
Commercial - International	8,538	8%	5,582	5%
	41,770	37%	31,510	31%

Ground Support Services Segment	20,546	18%	16,920	17%
	$112,181	100%	$100,772	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. Under the dry-lease service contracts in place during the fiscal years ended March 31, 2015 and 2014, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. These pass through costs totaled $32,672,000 and $33,076,000 for the years ended March 31, 2015 and 2014, respectively. These agreements were renewable on one-year terms and could be terminated by FedEx at any time upon 30 days’ notice. The Company believes that the short term and other provisions of its agreements with FedEx are standard within the airfreight contract delivery service industry. FedEx has been a customer of the Company since 1980. Loss of its contracts with FedEx would have a material adverse effect on the Company.

As of March 31, 2015, MAC and CSA had an aggregate of 79 aircraft under agreement with FedEx. Separate agreements cover the three types of aircraft operated by MAC and CSA for FedEx -- Cessna Caravan, ATR-42 and ATR-72. Pursuant to such agreements, FedEx determines the schedule of routes to be flown by MAC and CSA. Included within the 79 aircraft are five Cessna Caravan aircraft that are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation. MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes. On June 1, 2015 MAC commenced leasing an additional ATR-72 aircraft from FedEx, increasing the aggregate number of leased aircraft to 80. The administrative fee paid to MAC for ATR aircraft is significantly greater than the administrative fee for Cessna Caravan aircraft.

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx with terms different from our prior dry-lease service contracts.  The new dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  The new dry-lease agreements provide for the reimbursement by FedEx of our costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs.  Unlike the prior dry-lease contracts, under the new dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft under the new dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are to be borne solely by us.  Under the new dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts and had not been adjusted since 2008.  The new dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.

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

At March 31, 2015, GGS’s backlog of orders was $2.8 million, compared to a backlog of $14.4 million at March 31, 2014. GGS’s backlog at May 31, 2015 was $6.3 million.

GAS provides the aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2015, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 75 customers at 54 North American airports.

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

Fiscal 2015 Summary

Revenues for our overnight air cargo segment totaled $49,865,000 for the year ended March 31, 2015, representing a $2,477,000 (5%) decrease over the prior year. Revenues were down primarily as a result of a decrease in maintenance labor revenue due to the completion of two-, four- and eight-year heavy maintenance checks during the prior fiscal year which did not recur in fiscal 2015. In addition, the segment experienced a slight decrease in the administrative fee revenue and a reduction in reimbursement for flight crew costs due to fewer aircraft in full revenue service in fiscal 2015, which was partially offset by a modest increase in other reimbursable costs. The segment’s operating income decreased by $984,000 or 46% in fiscal 2015. Operating income for the segment in fiscal year 2015 included a $374,000 gain from the sale in November 2014 of the Company owned King Air aircraft which had been primarily used to support the air cargo segments operations. The segment’s operating income was also adversely affected by a $107,000 regulatory penalty assessed in fiscal 2015 and $94,000 incurred for the mandated regulatory rewrite of applicable maintenance manuals that began in fiscal 2015. The Company anticipates an additional approximately $500,000 in costs related to the rewrite of these manuals will be incurred as this project is completed during fiscal 2016.

Even after consideration of the additional expense associated with the mandated manual rewrite, the Company anticipates improved profitability of this segment going forward due to changes reflected in the new dry-lease agreements with FedEx, including the first increase in maintenance labor rate in approximately eight years. In addition, beginning in the fourth quarter of fiscal 2015, the Company has implemented several actions to reduce the segment’s maintenance costs, including reductions in headcount of maintenance mechanics and administrative personnel, changes in maintenance shifts and planning to improve efficiency, and changes in policies to reduce peripheral costs (such as shop supplies and uniforms).

Revenues for GGS totaled $41,770,000 for the year ended March 31, 2015, an increase of $10,260,000 (33%) from the prior year, while operating income increased by $1,886,000 or 79%.  The increase in GGS revenues is attributable to a $7.3 million increase in sales of commercial deicers, $2.1 million increase of flight line tow tractors under the contract with the USAF, $1.3 million increase in glycol recovery vehicles, and $2.2 million increase in USAF deicers. Operating income for the segment included a net gain of approximately $600,000 from the sale of four glycol recovery vehicles and leased de-icing units to the leasing customer in fiscal 2015. Operating margins improved approximately 2.6 percentage points in the segment compared to the prior year as a result of cost controls in administration and continued gains in production efficiencies.

During the year ended March 31, 2015, revenues from our GAS subsidiary totaled $20,546,000, representing a $3,626,000 (21%) increase from the prior year. Segment operating income decreased by $818,000 or 75% in fiscal 2015. Revenue increased with growth into new markets and services for both new and existing customers and strong annual part sales. Operating income decreased from the prior year primarily due to costs incurred in the fourth quarter of fiscal 2015 under fixed-price service contracts in place in certain markets significantly exceeding the revenue associated with those contracts. Other increases in annual operating expenses include facility upgrades, administrative infrastructure and programs to help position GAS for growth.

Fiscal 2015 vs. 2014

Consolidated revenue increased $11,409,000 (11%) to $112,181,000 for the fiscal year ended March 31, 2015 compared to the prior fiscal year. The increase in 2015 revenue resulted from the significant increase in GGS revenues partially offset by smaller decreases in GAS and overnight air cargo revenues.

Revenues in the overnight air cargo segment decreased $2,477,000 (5%) to $49,865,000 principally due to the decrease in maintenance revenue as two-, four- and eight-year heavy maintenance checks in fiscal 2014 did not recur in fiscal 2015. In addition, the segment experienced a slight decrease in the administrative fee revenue and a reduction in reimbursement for flight crew costs due to fewer aircraft in full revenue service in fiscal 2015, which was partially offset by a modest increase in other reimbursable costs.

Revenues for GGS totaled $41,770,000 for the year ended March 31, 2015, an increase of $10,260,000 (33%) from the prior year, while operating income increased by $1,886,000 or 79%.  The increase in GGS revenues is attributable to a $7.3 million increase in sales of commercial deicers, $2.1 million increase of flight line tow tractors under the contract with the USAF, $1.3 million increase in glycol recovery vehicles, and $2.2 million increase in USAF deicers.

During the year ended March 31, 2015, revenues from our GAS subsidiary totaled $20,546,000, representing a $3,626,000 (21%) increase from the prior year. Revenue increased with growth into new markets and services for both new and existing customers and strong annual part sales.

Operating expenses on a consolidated basis increased by $10,625,000 (11%) to $108,764,000 for fiscal 2015 compared to fiscal 2014. The increase was due to a number of offsetting factors. Operating expenses in the overnight air cargo segment were down $1,493,000 (3%) over the prior year. Of the segment’s $48,690,000 of operating costs in the current year $32,672,000 was costs passed through to our air cargo customer without markup. Ground equipment sales operating costs increased $8,374,000 (29%) compared to the 33% increase in sales. Operating expenses in the ground support services segment increased by $4,444,000 (28%) driven principally due to investments made in the company infrastructure to help position the segment for growth, including facility upgrades, leadership, marketing and data analysis roles, training, and additional controls. General and administrative expense increased $1,379,000 (11%) to $14,223,000 in fiscal 2015 principally due to increased performance incentive compensation.

Operating income for the year ended March 31, 2015 was $3,417,000, a $784,000 (30%) increase from fiscal 2014. The ground equipment sales segment saw the largest change in operating income increasing by 79% over the prior year as a result of the dramatic improvement in margins. The ground support services segment saw a decrease in its operating income from fiscal 2014 as costs incurred in the fourth quarter of fiscal 2015 under fixed-price service contracts in place in certain markets significantly exceeded the revenue associated with those contracts. Other increases in the ground support services segment’s annual operating expenses include facility upgrades, administrative infrastructure and programs to help position the segment’s for growth. The overnight air cargo segment saw a decrease in its operating income this year resulting from reduced billable man-hours due to the non-recurrence in fiscal 2015 of the large calendar aircraft inspections (2-, 4-, and 8-year in fiscal 2014). Consolidated operating income included a gain on sale of assets of $869,000 in the current year compared to $24,000 in the prior year. Gain on sale of assets for the current year reflects a gain from the sale of the Company-owned King Air aircraft, which is included in the operating income of the air cargo segment, and the sale of leased de-icing units to the respective leasing customers, which is included in the operating income of the ground equipment sales segment.

Non-operating income, net for the year ended March 31, 2015 was ($2,000), a $27,000 decrease from fiscal 2014 resulting from gain on the sale of marketable securities and increased investment income on surplus cash in fiscal 2014.

During the year ended March 31, 2015, the Company recorded $931,000 in income tax expense, which resulted in an estimated annual tax rate of 27.3%, compared to the rate of 44.8% for the prior year. The effective income tax rates for both periods differ from the U.S. federal statutory rate of 34% partially due to the effect of state income taxes and the up to 3% reduction in the tax rate due to the federal domestic production activities deduction under Section 199 of the Internal Revenue Code (IRC). The rate for the period ended March 31, 2015 also includes the estimated benefit for the exclusion of income for SAIC afforded under Internal Revenue Code (IRC) Section 831(b). SAIC has elected under Section 831(b) to be taxed solely on their net investment income.  Section 831(b) is a special provision for certain insurance companies with net annual written premiums of $1,200,000 or less.  The benefit of the Section 831(b) election for the March 31, 2015 fiscal year end resulted in a decrease to tax expense of $364,000.  This resulted in a decrease to the company’s overall effective tax rate of 10.6%.

Net income of $2,484,000 or $1.04 per diluted share, for the year ended March 31, 2015 increased from the prior year results partially due to the decreased provision for income taxes driven by the lower tax rate in the current year.

Liquidity and Capital Resources

As of March 31, 2015, the Company held approximately $14.2 million in cash and cash equivalents. Of this amount, $2,799,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of March 31, 2015, the Company’s working capital amounted to $30,425,000, an increase of $8,292,000 compared to March 31, 2014.

As of March 31, 2015, the Company had a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2016. The revolving credit line contained customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2015. At March 31, 2015, aggregate outstanding borrowings under the line of credit were $5,000,000. See Note 7 in the consolidated financial statements, included elsewhere in this report, for further discussion.

On April 1, 2015, the Company replaced this credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS and GAS may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017.

Borrowings under the Revolving Credit Facility, together with hedging obligations, if any owing to the lender under the Revolving Credit Facility or any affiliate of such lender, are secured by a first-priority security interest in substantially all assets of the Company and the other borrowers (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing), but excluding interests in real property.

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $22.0 million, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.75 to 1.0, and a maximum consolidated leverage ratio of 3.5 to 1.0. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

Following is a table of changes in cash flow for the respective years ended March 31, 2015 and 2014:

	Year Ended March 31,
	2015	2014

Net Cash (Used in) Provided by Operating Activities	$7,972,000	$(555,000)
Net Cash (Used in) Investing Activities	(2,586,000)	(2,703,000)
Net Cash (Used in) Financing Activities	5,020,000	(2,181,000)

Net (Decrease) Increase in Cash and Cash Equivalents	$10,406,000	$(5,439,000)

Cash provided by operating activities was $8,527,000 more in fiscal 2015 compared to fiscal 2014. The most significant factor was inventories which decreased substantially during the current year, a result of focus on reducing inventories from substantially higher levels. This change was somewhat offset by related movements in accounts payable related to inventories. An additional offsetting factor was notes receivable which decreased during the current year while increasing in the prior year.

Cash used in investing activities was $117,000 less in fiscal 2015 due to a $4,528,000 increase in the purchase of marketable securities in the current fiscal year, offset by proceeds of $515,000 from the sale of marketable securities and $3,359,000 of proceeds from the sale of the King Air aircraft, Shorts aircraft, and leased deicers.

Cash provided by financing activities was $7,201,000 more in fiscal 2015 than in the corresponding prior year period due primarily to $5,000,000 in proceeds from the line of credit and $130,000 paid to repurchase stock options, offset by $151,000 received from the exercise of stock options.

There are currently no commitments for significant capital expenditures. Of the $1,932,000 of capital expenditures in fiscal 2015, $1,132,000 was for the capitalization of commercial aircraft deicers to be held for lease by GGS, compared to the capitalization in fiscal 2014 of $788,000 of commercial deicers held for lease. In May 2014, the Company’s Board of Directors adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

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

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, recent orders under the contract have not been sufficient to offset the seasonal trend for commercial sales. As a result, GGS revenues and operating income have resumed their seasonal nature. The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

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

Recent Accounting Pronouncements

In May 2014, a comprehensive new revenue recognition standard was issued that will supersede nearly all existing revenue recognition guidance. The new guidance introduces a five-step model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Management is currently evaluating the new guidance, including possible transition alternatives, to determine the impact it will have on the Company’s consolidated financial statements.

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

●	Economic conditions in the Company’s markets;

●	The risk that contracts with FedEx could be terminated or adversely modified in connection with any renewal;

●	The risk that the number of aircraft operated for FedEx will be further reduced;

●	The risk that the United States Air Force will continue to defer significant orders for deicing equipment under its contracts with GGS;

●	The impact of any terrorist activities on United States soil or abroad;

●	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

●	The risk of injury or other damage arising from accidents involving the Company’s overnight air cargo operations, equipment sold by GGS or services provided by GAS;

●	Market acceptance of the Company’s new commercial and military equipment and services;

●	Competition from other providers of similar equipment and services;

●	Changes in government regulation and technology;

●	Changes in the value of marketable securities held as investments; and

●	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Air T, Inc. and Subsidiaries

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

June 8, 2015

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2015	2014
Operating Revenues:
Overnight air cargo	$49,864,547	$52,341,439
Ground equipment sales	41,770,395	31,510,192
Ground support services	20,546,216	16,920,414
	112,181,158	100,772,045

Operating Expenses:
Flight-air cargo	22,219,794	20,679,970
Maintenance-air cargo	22,889,035	25,718,067
Ground equipment sales	31,949,363	24,580,644
Ground support services	17,495,471	13,588,522
General and administrative	14,222,996	12,843,507
Depreciation and amortization	856,911	752,412
Loss (gain) on sale of property and equipment	(869,116)	(23,617)
	108,764,455	98,139,505

Operating Income	3,416,703	2,632,540

Non-operating Income:
Gain on sale of marketable securities	8,487	10,954
Other investment income, net	(10,265)	15,142
	(1,778)	26,096

Income Before Income Taxes	3,414,926	2,658,636

Income Taxes	931,000	1,192,000

Net Income	2,483,926	1,466,636

Earnings Per Share:
Basic	$1.05	$0.61
Diluted	$1.04	$0.60

Dividends Declared Per Share	$-	$0.30

Weighted Average Shares Outstanding:
Basic	2,359,610	2,414,184
Diluted	2,379,928	2,433,058

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended March 31,
	2015	2014

Net income	$2,483,926	$1,466,636

Other comprehensive income (loss):

Change in net unrealized loss on investment securities available for sale	(209,215)	(21,734)

Tax effect of unrealized loss on investment securities available for sale	76,566	6,048

Total unrealized loss on investment securities available for sale, net of tax amount	(132,649)	(15,686)

Reclassification of gains on investment securities available for sale included in net income	8,487	10,954

Tax effect of reclassification of gains on investment securities available for sale included in net income	(2,970)	(3,048)

Reclassification adjustment for realized gains, net of tax amount	5,517	7,906

Total other comprehensive loss	(127,133)	(7,780)

Total comprehensive income	2,356,793	1,458,856

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$14,165,120	$3,758,888
Marketable securities	5,278,752	1,460,518
Accounts receivable, less allowance for doubtful accounts of $222,000 and $150,000	9,534,563	10,247,179
Notes and other receivables-current	816,606	1,628,875
Income tax receivable	195,000	761,000
Inventories	7,789,649	12,239,469
Deferred income taxes	278,000	210,000
Prepaid expenses and other	612,334	845,595
Total Current Assets	38,670,023	31,151,524

Property and Equipment, net	2,571,499	3,986,174

Cash Surrender Value of Life Insurance Policies	1,990,671	1,887,611
Notes and Other Receivables-LongTerm	-	59,611
Other Assets	224,188	135,727
Total Assets	$43,456,382	$37,220,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,715,709	$6,426,056
Accrued expenses	3,529,451	2,592,534
Total Current Liabilities	8,245,160	9,018,590

Deferred Income Taxes	416,000	842,000
Long-term debt	5,000,000	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 and 2,355,028 shares issued and outstanding	593,131	588,756
Additional paid-in capital	4,929,090	4,855,093
Retained earnings	24,407,915	21,923,988
Accumulated other comprehensive income (loss), net	(134,913)	(7,780)
Total Stockholders' Equity	29,795,223	27,360,057
Total Liabilities and Stockholders’ Equity	$43,456,382	$37,220,647

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,483,926	$1,466,636
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of marketable securities	(8,487)	(10,954)
Loss (gain) on sale of property and equipment	(869,116)	(23,617)
Change in accounts receivable and inventory reserves	(370,756)	49,745
Depreciation and amortization	856,911	752,412
Change in cash surrender value of life insurance	(103,060)	(106,426)
Deferred income taxes	(372,000)	911,000
Warranty reserve	169,683	357,350
Compensation expense related to stock options	8,958	23,198
Change in operating assets and liabilities:
Accounts receivable	640,944	1,355,998
Notes receivable and other non-trade receivables	871,882	(1,384,725)
Inventories	4,892,248	(4,023,176)
Prepaid expenses and other assets	147,659	(247,923)
Accounts payable	(1,710,347)	684,685
Accrued expenses	767,231	115,184
Income taxes payable/ receivable	566,000	(474,000)
Total adjustments	5,487,750	(2,021,249)
Net cash (used in) provided by operating activities	7,971,676	(554,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(4,527,784)	(1,734,887)
Proceeds from sale of marketable securities	515,045	274,543
Proceeds from sale of property and equipment	3,358,660	40,737
Capital expenditures	(1,931,781)	(1,283,168)
Net cash used in investing activities	(2,585,860)	(2,702,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Line of Credit	6,330,888	-
Payoff for Line of Credit	(1,330,888)	-
Payment of cash dividend	-	(733,885)
Repurchase of common stock	-	(1,078,216)
Repurchase of stock options	(130,335)	(394,490)
Proceeds from exercise of stock options, net of excess tax benefit	150,750	25,375
Net cash used in financing activities	5,020,415	(2,181,216)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	10,406,231	(5,438,604)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,758,888	9,197,492
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,165,119	$3,758,888

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in fair value of marketable securities	$(210,801)	$(10,780)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$19,000	$6,000
Income taxes	737,000	755,000

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2013	2,446,286	$611,571	$6,321,411	$21,191,237	$-	$28,124,219

Net income	-	-	-	1,466,636	-	1,466,636

Unrealized loss from marketable securities, net of tax	-	-	-	-	(7,780)	(7,780)

Cash dividend ($0.30 per share)	-	-	-	(733,885)	-	(733,885)

Exercise of stock options	2,500	625	24,750	-	-	25,375

Repurchase of stock options	-	-	(394,490)	-	-	(394,490)

Repurchase of common stock	(93,758)	(23,440)	(1,054,776)	-	-	(1,078,216)

Tax effect from exercise, forfeiture and repurchase of stock options	-	-	(65,000)	-	-	(65,000)

Compensation expense related to stock options	-	-	23,198	-	-	23,198
Balance, March 31, 2014	2,355,027	588,756	4,855,093	21,923,988	(7,780)	27,360,057

Net income	-	-	-	2,483,926	-	2,483,926

Unrealized loss from marketable securities, net of tax	-	-	-	-	(127,133)	(127,133)

Cash dividend ($0.30 per share)	-	-	-	-	-	-

Exercise of stock options	17,500	4,375	146,375	-	-	150,750

Repurchase of stock options	-	-	(130,335)	-	-	(130,335)

Repurchase of common stock	-	-	-	-	-	-

Tax effect from exercise, forfeiture and repurchase of stock options	-	-	49,000	-	-	49,000

Compensation expense related to stock options	-	-	8,958	-	-	8,958

Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$29,795,223

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2015 AND 2014

Air T, Inc. (the “Company”), a Delaware corporation, operates wholly owned subsidiaries in three industry segments. The overnight air cargo segment, comprised of its Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, comprised of its Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers. The ground support services segment, comprised of its Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. In March 2014, the Company formed a wholly-owned subsidiary, Space Age Insurance Company (“SAIC”), as a single parent hybrid captive insurance company to insure risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs. SAIC also underwrites third-party risks through certain reinsurance arrangements. The activities of SAIC are included within the corporate results in the accompanying financial statements.

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

Operating Expenses Reimbursed by Customer – The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of flight crews, fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income. These pass through costs totaled $32,672,000 and $33,076,000 for the years ended March 31, 2015 and 2014, respectively.

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

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2015	2014
Beginning Balance	$242,000	$209,000
Amounts charged to expense	169,683	357,000
Actual warranty costs paid	(179,880)	(324,000)
Ending Balance	$231,803	$242,000

Income Taxes – Income taxes have been provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Research and Development Costs – All research and development costs are expensed as incurred.

2.	EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net income by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. For the year ended March 31, 2015 all options to acquire shares of common stock were included in computing earnings per share because their effects were dilutive. The computation of earnings per common share is as follows:

	Year Ended March 31,
	2015	2014

Net income	$2,483,926	$1,466,636
Earnings Per Share:
Basic	$1.05	$0.61
Diluted	$1.04	$0.60
Weighted Average Shares Outstanding:
Basic	2,359,610	2,414,184
Diluted	2,379,928	2,433,058

3.	MARKETABLE SECURITIES

Marketable securities at March 31, 2015 consisted of investments in publicly traded companies with a fair value of $5,279,000, an aggregate cost basis of $5,490,000, gross unrealized gains aggregating $0 and gross unrealized losses aggregating $211,000. Marketable securities at March 31, 2014 consisted of investments with a fair market value of $1,460,000, an aggregate cost basis of $1,471,000, gross unrealized gains aggregating $16,000 and gross unrealized losses aggregating $27,000. Securities in a loss position at March 31, 2015 had a fair value of $4,168,000 and had been in a continuous loss position in the amount of $176,000 for less than twelve months and securities in a loss position in the amount of $35,000 for greater than twelve months had a fair value of $1,111,000. Securities in a loss position at March 31, 2014 had a fair market value of $1,185,000 and had been in a continuous loss position for less than twelve months. The Company realized gains of $9,000 and $11,000 from the sale of securities during the years ended March 31, 2015 and March 31, 2014, respectively.

4.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2015	2014
Aircraft parts and supplies	$-	$119,638
Ground support service parts	938,072	608,674
Ground equipment manufacturing:
Raw materials	2,583,797	6,965,659
Work in process	1,535,152	1,814,791
Finished goods	3,045,761	3,486,269
Total inventories	8,102,782	12,995,031
Reserves	(313,133)	(755,562)

Total, net of reserves	$7,789,650	$12,239,469

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2015	2014
Furniture, fixtures and improvements	$4,931,748	$6,265,083
Flight equipment and rotables	-	3,203,765
Equipment leased to customers	1,672,402	2,831,015
	6,604,150	12,299,863
Less accumulated depreciation	(4,032,650)	(8,313,689)

Property and equipment, net	$2,571,499	$3,986,174

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2015	2014

Salaries, wages and related items	$1,571,347	$1,448,502
Profit sharing	1,088,089	501,831
Health insurance	405,826	280,554
Warranty reserves	231,803	242,064
Other	232,386	119,583
Total	$3,529,451	$2,592,534

7.	FINANCING ARRANGEMENTS

At March 31, 2015, the Company had a $7,000,000 secured long-term revolving credit line with an expiration date of August 31, 2016. The revolving credit line contained customary events of default, a subjective acceleration clause and a fixed charge coverage requirement, with which the Company was in compliance at March 31, 2015. There is no requirement for the Company to maintain a lock-box arrangement under this agreement. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement, which includes the Company’s outstanding receivables, inventories and equipment, with certain exclusions. At March 31, 2015, $7,000,000 was available under the terms of the credit facility, less $5,000,000 in aggregate borrowings outstanding on that date. No borrowings were outstanding under the credit facility on March 31, 2014.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points. The LIBOR rate at March 31, 2015 was approximately .18%. The Company was in compliance with all covenants under this credit facility at March 31, 2015.

8.	LEASE COMMITMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities. The Company leases its corporate offices from a company controlled by certain of the Company’s former officers and directors. The lease for this facility provided for monthly rent of $14,428 through May 31, 2014. A new lease amendment was entered into in May 2014 increasing the monthly rent to $14,862 and extending the lease through January 31, 2018. The amendment also provides for three additional two-year option periods through January 31, 2024.

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

GAS leases several maintenance facilities across the country and an administrative office in Eagan, Minnesota. Most of the leases are on one year agreements with renewal clauses, but some of these are multi-year leases extending out as far as July 2019.

At March 31, 2015, future minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2016	$1,825,000
2017	1,521,000
2018	1,297,000
2019	688,000
2020	252,000
Thereafter	-
Total minimum lease payments	$5,583,000

Rent expense for operating leases totaled approximately $2,309,000 and $1,875,000 for fiscal 2015 and 2014, respectively, and includes amounts to related parties of $177,000 and $173,000 in fiscal 2015 and 2014, respectively.

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

The Company’s assets and liabilities measured at fair value (all Level I categories) were as follows:

	Fair Value Measurements at March 31,
	2015	2014

Marketable securities	$5,278,752	$1,460,518

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable and accrued expenses approximate their fair value at March 31, 2015 and 2014.

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

In addition to common stock, the Company may issue up to 50,000 shares of $1.00 par value preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  A total of 5,000 shares of preferred stock are authorized for issuance as Series A Junior Participating Preferred Stock and 5,000 shares of preferred stock are authorized for issuance as Series B Junior Participating Preferred Stock, of which 3,000 shares had been reserved for issuance pursuant to the Company’s Rights Agreement, described below.  If issued, each share of Series B Junior Participating Preferred Stock would be entitled, in connection with the declaration of a dividend on the Company’s common stock, to a preferential dividend payment equal to the greater of (i) $1.00 per share and (ii) an amount equal to 1,000 times the related dividend declared per share of common stock. Subject to customary anti-dilution provisions, in the event of liquidation, the holders of Series B Junior Participating Preferred Stock would be entitled to a preferential liquidation payment equal to the greater of (a) $100 per share and (b) an amount equal to 1,000 times the liquidation payment made per share of common stock. In addition, if issued, each share of Series B Junior Participating Preferred Stock would entitle the holder thereof to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No shares of preferred stock of any series have been issued as of March 31, 2015.

On December 14, 2014, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company.  The Rights are governed by a Rights Agreement (the “Rights Agreement”) dated as of December 15, 2014. The dividend was payable on December 26, 2014 (the “Record Date”) to the stockholders of record on that date.  In addition, one Right attaches to each share of common stock issued thereafter.

The Rights initially represent the right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock.  The Rights will become exercisable upon the occurrence of specified events, including if any person or group (other than an “exempt person”) acquires beneficial ownership of 20 percent or more of the Company’s common stock.  Under the Rights Agreement, an “exempt person” means each person that beneficially owns as of the date of the Rights Agreement 20% or more of the outstanding shares of common stock of the Company, except that each such person will be considered an exempt person only if and so long as the shares of common stock that are beneficially owned by such person do not exceed the number of shares which are beneficially owned by such person on the date of the Rights Agreement, plus any additional shares representing not more than 1% of the shares of common stock then outstanding, and except that a person will cease to be an exempt person immediately at such time as such person ceases to be the beneficial owner of 20% or more of the shares of common stock then outstanding. Upon a person or group (other than an exempt person) acquiring 20 percent or more of the Company’s common stock, each Right (other than Rights owned by such person or group) entitles its holder to purchase, for an exercise price of $85 per share, a number of shares of the Company’s common stock (or in certain circumstances, cash, property or other securities of the Company) having a market value of twice the exercise price, and under certain conditions, common stock of an acquiring company having a market value of twice the exercise price. If any person or group (other than an exempt person) acquires beneficial ownership of 20 percent or more of the Company’s common stock, the Company may, at its option, exchange the outstanding Rights (other than Rights owned by such acquiring person or group) for shares of the Company’s common stock or Company equity securities deemed to have the same value as one share of common stock or a combination thereof, at an exchange ratio of one share of common stock per Right.  The rights are subject to adjustment if certain events occur. Unless earlier redeemed, exchanged or amended by the Company, the Rights will expire on the earliest of (i) December 26, 2014, (ii) the final adjournment of the Company’s 2015 annual meeting of stockholders if a proposal to approve the Rights Agreement has not been approved by a vote in which more votes are cast in favor of such proposal than are cast against such proposal, or (iii) December 15, 2015 if the Company has not held its 2015 annual meeting of stockholders by such date. The Rights Agreement provides that the Company’s Board of Directors may, at its option and in the absence of certain events, redeem all of the outstanding Rights at a redemption price of $0.01 per Right.

11.	EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

The Company has granted options to purchase up to a total of 256,000 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant. As of March 31, 2015, 173,000 shares remain available for grant under two plans. The employee options generally vest one-third per year beginning with the first anniversary from the date of grant. The non-employee director options generally vest one year from the date of grant.

Compensation expense related to stock options granted was $8,958 and $23,200 for the years ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was no unrecognized compensation expense, related to the stock options. At March 31, 2014, there was $9,000 in unrecognized compensation expense. There were no stock options granted during the year-ended March 31, 2015 and 10,000 options granted during the year-ended March 31, 2014.

Option activity is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at March 31, 2013	212,500	8.60
Granted	10,000	10.56
Exercised	(2,500)	10.15
Forfeited	(2,500)	10.15
Repurchased	(116,000)	8.58
Outstanding at March 31, 2014	101,500	$8.73	3.39	$342,000
Granted	-
Exercised	(17,500)	8.61
Forfeited	(6,000)	8.29
Repurchased	(32,000)	8.96
Outstanding at March 31, 2015	46,000	8.68	2.87	732,000
Exercisable at March 31, 2015	46,000	$8.68	2.87	$732,000

During the year ended March 31, 2015, options to purchase 10,000 shares vested and as of March 31, 2014 2,500 options vested.

12.	MAJOR CUSTOMERS

Approximately 45% and 52% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2015 and 2014, respectively. Approximately 14% and 4% of the Company’s consolidated revenues for fiscal 2015 and 2014, respectively, were generated from GGS’s two contracts with the United States Air Force.

Approximately 26% and 33% of the Company’s consolidated accounts receivable at March 31, 2015 and 2014, respectively, were due from FedEx Corporation.

13.	INCOME TAXES

The components of income tax expense were as follows:

	Year Ended March 31,
	2015	2014
Current:
Federal	$1,209,000	$36,000
State	159,000	176,000
Foreign	(65,000)	69,000
Total current	1,303,000	281,000
Deferred:
Federal	(315,000)	779,000
State	(57,000)	132,000
Total deferred	(372,000)	911,000

Total	$931,000	$1,192,000

Income tax expense was different from the amount computed by applying the statutory Federal income tax rate of 34% as shown in the following table:

	Year Ended March 31,
	2015		2014
Expected federal income tax expense U.S. statutory rate	$1,161,000	34.0%	$904,000	34.0%
State income taxes, net of Federal benefit	67,000	2.0	203,000	7.6
Permanent differences, other	42,000	1.2	15,000	0.6
Section 831(b) benefit	(364,000)	(10.6)	-	-
Other differences, net	(25,000)	0.7	70,000	2.6

Income tax expense	$931,000	27.3%	$1,192,000	44.8%

Deferred tax assets and liabilities consisted of the following as of:

	March 31,
	2015	2014

Inventory reserves	$115,000	$279,000
Accrued vacation	244,000	237,000
Stock option compensation	47,000	150,000
Warranty reserve	85,000	88,000
Accounts and notes receivable reserve	83,000	57,000
Net operating loss carryforwards	-	91,000
Federal credits	-	69,000
263A Inventory Capitalization	145,000	11,000
Other	79,000	6,000
Total deferred tax assets	798,000	988,000

Prepaid expenses	(473,000)	(616,000)
Property and equipment	(463,000)	(1,004,000)
Total deferred tax liabilities	(936,000)	(1,620,000)

Net deferred tax (liability) asset	$(138,000)	$(632,000)

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2015 and 2014 consolidated balance sheets according to the classification of the related asset and liability.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America. The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the fiscal 2012 through 2013 tax years. The periods subject to examination for the Company’s state returns are the fiscal 2010 through 2013 tax years. As of March 31, 2015 and 2014, the Company did not have any unrecognized tax benefits. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2015 and 2014, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2015 and 2014.

14.	EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are eligible to participate in the Plans after six months of service. The Company’s contribution to the Plans for the years ended March 31, 2015 and 2014 was approximately $299,000 and $287,000, respectively and was recorded in general and administrative expenses in the consolidated statements of income.

The Company, in each of the past two years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2015 and 2014 was approximately $1,150,000 and $500,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2015
Operating Revenues	$21,779	$34,625	$30,893	$24,885
Operating Income (Loss)	99	$2,597	2,141	(1,420)
Net Income (Loss)	73	$1,818	1,448	(856)
Basic Earnings (Loss) per share	0.03	0.77	0.61	(0.36)
Diluted Earnings (Loss) per share	0.03	0.77	0.61	(0.36)

2014
Operating Revenues	$21,280	$24,190	$29,835	$25,467
Operating Income	221	752	796	864
Net Income	139	456	455	417
Basic Earnings per share	0.06	0.19	0.19	0.17
Diluted Earnings per share	0.06	0.18	0.19	0.17

16.	SEGMENT INFORMATION

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

	Year Ended March 31,
	2015	2014
Operating Revenues:
Overnight Air Cargo	$49,864,547	$52,341,439
Ground Equipment Sales:
Domestic	33,231,529	25,928,216
International	8,538,866	5,581,976
Total Ground Equipment Sales	41,770,395	31,510,192
Ground Support Services	20,546,216	16,920,414
Total	$112,181,158	$100,772,045

Operating Income (Loss):
Overnight Air Cargo	$1,174,330	$2,158,525
Ground Equipment Sales	4,283,683	2,397,357
Ground Support Services	266,862	1,085,103
Corporate	(2,308,172)	(3,008,445)
Total	$3,416,703	$2,632,540

Capital Expenditures:
Overnight Air Cargo	$245,548	$119,559
Ground Equipment Sales	1,360,140	841,903
Ground Support Services	256,918	289,598
Corporate	69,175	32,108
Total	$1,931,781	$1,283,168

Depreciation and Amortization:
Overnight Air Cargo	$158,179	$166,796
Ground Equipment Sales	502,648	400,879
Ground Support Services	167,743	134,663
Corporate	28,340	50,074
Total	$856,911	$752,412

For the fiscal years ended March 31, 2015 and 2014, capital expenditures of the ground equipment sales segment included the capitalization of $1,132,115 and $788,239, respectively, for commercial aircraft deicers to be held for leasing.

17.	COMMITMENTS AND CONTINGENCIES

The Company is currently involved in certain product liability related matters, which involve pending or threatened lawsuits. Management believes that these threatened or pending lawsuits, if adversely decided, would not have a material adverse effect on the Company's results of operations or financial position.

18.	SUBSEQUENT EVENTS

Management performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through the date that these financial statements were issued.

On April 1, 2015, the Company replaced its existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS and GAS may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017.

Borrowings under the Revolving Credit Facility, together with hedging obligations, if any owing to the lender under the Revolving Credit Facility or any affiliate of such lender, are secured by a first-priority security interest in substantially all assets of the Company and the other borrowers (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing), but excluding interests in real property.

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $22.0 million, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.75 to 1.0, and a maximum consolidated leverage ratio of 3.5 to 1.0. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under certain agreements with FedEx Corporation, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

June 2015 Agreements with FedEx

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replace all prior dry-lease service contracts.  The new dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  The new dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The new dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs.  Unlike the prior dry-lease contracts, under the new dry-lease agreements, certain operational crew costs incurred by MAC and CSA in operating the aircraft under the new dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are to be borne solely by MAC and CSA.  Under the new dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts.  Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008.  The new dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.  The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked.

The new dry-lease agreements have a term that would initially expire, unless renewed, on May 31, 2016.  The new dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice.  In addition, each new dry-lease agreement provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the new dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or it employs less than six employees.  As of the date of this report, FedEx would have been permitted to terminate each of the new dry-lease agreements under this provision.  The Company believes that the short term nature of its agreements with FedEx are standard within the airfreight contract delivery service industry.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2015.

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

Changes in Internal Controls

During the fourth quarter of fiscal year 2015, the Company completed the remaining evaluation of appropriate accounting personnel necessary to remediate deficiencies in internal controls identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Other than such actions, there were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2015 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning Directors and Executive Officers may be found under the captions “Proposal 1 – Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2015 annual meeting of stockholders (the “2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in the 2015 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Information concerning executive compensation may be found under the captions “Executive Officer Compensation” and “Director Compensation” of our 2015 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of March 31, 2015, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	46,000	$8.68	173,000

Equity compensation plans not approved by security holders	-	-	-
Total	46,000	$8.68	173,000

The other information in our 2015 Proxy Statement set forth under the captions “Certain Beneficial Owners of Common Stock” and “Director and Executive Officer Stock Ownership” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information in our 2015 Proxy Statement set forth under the caption “Certain Transactions” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information in our 2015 Proxy Statement set forth under the caption “Proposal 3 – Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.          Financial Statements

     a.     The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
(ii)	Consolidated Balance Sheets as of March 31, 2015 and 2014.
(iii)	Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2015 and 2014.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015 and 2014.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014.
(vi)	Notes to Consolidated Financial Statements.

3.          Exhibits

No.	Description

3.1

Restated Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012 and Certificate of Designation dated December 15, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014 (Commission File No. 0-11720)

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission File No. 0-11720)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 1994 (Commission File No. 0-11720)

4.2

Rights Agreement, dated as of December 15, 2014, between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 15, 2014 (Commission File No. 0-11720)

10.1

Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993 (Commission File No. 0-11720)

10.2

Amendment, dated February 1, 1999, to Aircraft Dry Lease and Service Agreement dated February 2, 1994 between Mountain Air Cargo, Inc. and FedEx Corporation, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on 10-Q for the period ended December 31, 1998 (Commission File No. 0-11720)

10.3

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 0-11720)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 0-11720)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-11720)

10.6	Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014

10.7

Loan Agreement dated as of September 8, 2007 between the Company and its subsidiaries and Bank of America N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2007 (Commission File No. 0-11720)

10.8

Amendment No. 1 to Loan Agreement dated as of September 22, 2010 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2010 (Commission File No. 0-11720)

10.9

Letter agreement dated August 22, 2011 between the Company and its subsidiaries and Bank of America, N.A. extending the Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K dated August 23, 2011 (Commission file No. 0-11720)

10.10

Amendment No. 3 to Loan Agreement dated August 29, 2012 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 4, 2012 (Commission File No. 0-11720)

10.11

Amendment No. 4 to Loan Agreement dated August 21, 2013 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2013 (Commission File No. 0-11720)

10.12

Amendment No. 6 to Loan Agreement dated September 12, 2014 between the Company and its subsidiaries and Bank of America, N.A. amending Loan Agreement dated September 18, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2014 (Commission File No. 0-11720)

10.13

Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 0-11720)

10.14	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000* (Commission File No. 0-11720)

10.15

Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.16

Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.17

Form of Air T, Inc. Stock Appreciation Right Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 0-11720)

10.18

Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014* (Commission File No. 0-11720)

10.19

Amended Employment Agreement for William H. Simpson dated July 9, 2014 between the Company, Mountain Air Cargo Inc., CSA Air, Inc., Global Ground Support, LLC and William H. Simpson, incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K dated July 11, 2014* (Commission File No. 0-11720)

10.20

Transition and Consulting Agreement dated as of July 25, 2014 between the Company and John Parry, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014* (Commission File No. 0-11720)

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 0-11720)

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.

  __________________

* Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:	/s/ Nick Swenson
Nick Swenson, Chairman, President and Chief Executive Officer and Director
	(Principal Executive Officer)	Date: June 8, 2015

By:	/s/ Candice Otey
Candice Otey, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: June 8, 2015

By:	/s/ Seth Barkett
	Seth Barkett, Director	Date: June 8, 2015

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 8, 2015

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 8, 2015

By:	/s/ Andrew L. Osborne
	Andrew L. Osborne, Director	Date: June 8, 2015

By:	/s/ J. Andrews Reeves
	J. Andrews Reeves, Director	Date: June 8, 2015

By:	/s/ Andrew Stumpf
	Andrew Stumpf, Director	Date: June 8, 2015

AIR T, INC.

EXHIBIT INDEX

Exhibit Number	Document

10.6	Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.