Form 10-Q
period 2015-06-30
AIR T INC
filed 2015-08-05
CIK 353184

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3524 Airport Road, Maiden, North Carolina 28650

(Address of principal executive offices, including zip code)

                            (828) 464 – 8741

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 1, 2015
Common Shares, par value of $.25 per share	2,372,527

AIR T, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months Ended June 30, 2015 and 2014	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months Ended June 30, 2015 and 2014	4

	Condensed Consolidated Balance Sheets June 30, 2015 (Unaudited) and March 31, 2015	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended June 30, 2015 and 2014	6

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) Three Months Ended June 30, 2015 and 2014	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II

Item 6.	Exhibits	18
	Signatures	19
	Exhibit Index	20
	Certifications	21-22
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2015	2014
Operating Revenues:
Overnight air cargo	$12,889,190	$11,680,942
Ground equipment sales	4,039,237	5,311,933
Ground support services	5,430,093	4,785,662
	22,358,520	21,778,537

Operating Expenses:
Flight-air cargo	6,373,909	5,179,592
Maintenance-air cargo	5,208,164	5,012,391
Ground equipment sales	3,129,114	4,331,770
Ground support services	4,715,911	3,893,785
General and administrative	3,806,928	3,233,429
Depreciation and amortization	178,617	216,540
Gain on sale of property and equipment	(5,024)	(187,794)
	23,407,619	21,679,713

Operating Income (Loss)	(1,049,099)	98,824

Non-operating Income (Expense):
Gain on sale of marketable securities	-	8,410
Other investment income, net	(19,941)	3,563
	(19,941)	11,973

Income (Loss) Before Income Taxes	(1,069,040)	110,797

Income Taxes	(333,000)	38,000

Net Income (Loss)	(736,040)	72,797

Earnings (Loss) Per Share:
Basic	$(0.31)	$0.03
Diluted	$(0.31)	$0.03

Weighted Average Shares Outstanding:
Basic	2,372,527	2,355,028
Diluted	2,372,527	2,379,576

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2015	2014

Net income (loss)	(736,040)	72,797

Other comprehensive income (loss):

Change in net unrealized loss on investment securities available for sale	(439,298)	(88,094)

Tax effect of unrealized loss on investment securities available for sale	158,148	31,000

Total unrealized loss on investment securities available for sale, net of tax amount	(281,150)	(57,094)

Reclassification of gains on investment securities available for sale included in net income	-	8,410

Tax effect of reclassification of gains on investment securities available for sale included in net income	-	(2,859)

Reclassification adjustment for realized gains, net of tax amount	-	5,551

Total other comprehensive loss	(281,150)	(51,543)

Total comprehensive income (loss)	(1,017,190)	21,254

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015 *
Assets
Current Assets:
Cash and cash equivalents	$8,360,751	$14,165,120
Marketable securities	1,541,910	5,278,752
Accounts receivable, less allowance for doubtful accounts of $212,000 and $222,000	10,318,797	9,534,563
Notes and other receivables-current	559,221	816,606
Income tax receivable	797,588	195,000
Inventories	11,499,702	7,789,649
Deferred income taxes	436,148	278,000
Prepaid expenses and other	334,053	612,334
Total Current Assets	33,848,170	38,670,023

Investments in Available-For-Sale Securities	4,368,000	-

Property and Equipment, net	2,598,239	2,571,499

Cash Surrender Value of Life Insurance Policies	2,010,817	1,990,671
Other Assets	290,911	224,188
Total Assets	$43,116,137	$43,456,382

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$5,355,496	$4,715,709
Accrued expenses	3,585,312	3,529,451
Total Current Liabilities	8,940,808	8,245,160

Long-Term Debt	4,981,296	5,000,000
Deferred Income Taxes	416,000	416,000

Total Liabilities	14,338,104	13,661,160

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 shares issued and outstanding	593,131	593,131
Additional paid-in capital	4,929,090	4,929,090
Retained earnings	23,671,875	24,407,915
Accumulated other comprehensive income (loss), net	(416,063)	(134,913)
Total Stockholders' Equity	28,778,033	29,795,223
Total Liabilities and Stockholders’ Equity	$43,116,137	$43,456,382

* Derived from audited financial statements

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(736,040)	$72,797
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	-	(8,410)
Gain on sale of property and equipment	(5,024)	(187,794)
Change in accounts receivable and inventory reserves	9,528	(146,802)
Depreciation and amortization	178,617	216,540
Change in cash surrender value of life insurance	(20,146)	(17,001)
Warranty reserve	(22,440)	41,200
Compensation expense related to stock options	-	5,375
Change in operating assets and liabilities:
Accounts receivable	(774,712)	386,503
Notes receivable and other non-trade receivables	257,385	275,114
Inventories	(3,729,103)	(2,603,752)
Prepaid expenses and other assets	211,559	331,869
Accounts payable	639,787	48
Accrued expenses	78,301	(52,301)
Income taxes receivable/ payable	(602,588)	21,602
Total adjustments	(3,778,836)	(1,737,809)
Net cash used in operating activities	(4,514,876)	(1,665,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,070,456)	(108,467)
Proceeds from sale of marketable securities	-	458,092
Proceeds from sale of property and equipment	19,163	548,771
Capital expenditures	(219,496)	(275,016)
Net cash provided by (used in) investing activities	(1,270,789)	623,380

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	863,050
Payment on line of credit	(18,704)	-
Repurchase of stock options	-	(47,160)
Net cash provided by (used in) financing activities	(18,704)	815,890
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,804,369)	(225,742)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,165,120	3,758,888
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,360,751	$3,533,146

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in fair value of marketable securities	$(439,298)	$(82,543)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,497	$2,750
Income taxes	269,701	17,000

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2014	2,355,028	$588,756	$4,855,093	$21,923,988	$(7,780)	$27,360,057

Net income	-	-	-	72,797	-	72,797

Unrealized loss from marketable securities, net of tax	-	-	-	-	(51,543)	(51,543)

Repurchase of stock options	-	-	(47,160)	-	-	(47,160)

Compensation expense related to stock options	-	-	5,375	-	-	5,375

Balance, June 30, 2014	2,355,028	$588,756	$4,813,308	$21,996,785	$(59,323)	$27,339,526

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$29,795,223

Net loss	-	-	-	(736,040)	-	(736,040)

Unrealized loss from marketable securities, net of tax	-	-	-	-	(281,150)	(281,150)

Balance, June 30, 2015	2,372,527	$593,131	$4,929,090	$23,671,875	$(416,063)	$28,778,033

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2015. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncement

In May 2014, a comprehensive new revenue recognition standard was issued that will supersede nearly all existing revenue recognition guidance. The new guidance introduces a five-step model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management is currently evaluating the new guidance, including possible transition alternatives, to determine the impact it will have on the Company’s consolidated financial statements.

In April 2015, a standard was issued that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is evaluating the impact of adoption of the standard on the Company's financial statements.

In July 2015, a standard was issued that amends existing guidance to simplify the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The standard will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. It is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is evaluating the impact of the adoption of the standard on the Company's financial statements.

2.	Income Taxes

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

The income tax provision for the three-month period ended June 30, 2015 differs from the federal statutory rate partially due to the effect of state income taxes and the federal domestic production activities deduction.  The rate for the period ended June 30, 2015 also includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the three-month period ended June 30, 2014, the Company recorded $38,000 in income tax expense. The start-up of SAIC was a significant factor in the prior period estimated annual tax rate of 34.3%. The estimated annual effective tax rate differed from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,
	2015	2014

Net Income (Loss)	$(736,040)	$72,797
Earnings (Loss) Per Share:
Basic	$(0.31)	$0.03
Diluted	$(0.31)	$0.03
Weighted Average Shares Outstanding:
Basic	2,372,527	2,355,028
Diluted	2,372,527	2,379,576

The Company reported a net loss for the three-month period ended June 30, 2015. As a result of the net loss, there is no potential dilutive effect of outstanding stock options. For the three-month period ended June 30, 2014, there were no stock options outstanding that were anti-dilutive.

4.	Marketable Securities and Investments in Available-for-Sale Securities

Marketable securities and investments in available-for-sale securities at June 30, 2015 consisted of investments in publicly traded companies held for sale with a fair market value of $5,910,000, an aggregate cost basis of $6,560,000, gross unrealized gains aggregating $35,000 and gross unrealized losses aggregating $685,000. Marketable securities at March 31, 2015 consisted of investments with a fair value of $5,279,000, an aggregate cost basis of $5,490,000, gross unrealized gains aggregating $0 and gross unrealized losses aggregating $211,000. Securities in a loss position at June 30, 2015 had a fair market value of $4,616,000 and had been in a continuous loss position in the amount of $602,000 for less than twelve months and securities in a loss position in the amount of $83,000 for greater than twelve months had a fair value of $1,134,000. Securities in a loss position at March 31, 2015 had a fair value of $4,168,000 and had been in a continuous loss position in the amount of $176,000 for less than twelve months and securities in a loss position in the amount of $35,000 for greater than twelve months had a fair value of $1,111,000. The Company realized gains of $0 from the sale of securities during the quarter ended June 30, 2015 and $8,000 for the quarter ended June 30, 2014. The marketable securities held by the Company as of June 30, 2015 and March 31, 2015 are classified as available for sale securities. The Company does not intend to liquidate marketable securities holdings in Insignia Systems, Inc. (“Insignia”) within twelve months; as a result, the fair value of marketable securities in Insignia have been reclassified from current assets to non-current assets, and are reported as investments in available-for-sale securities at June 30, 2015. Investments in Insignia at June 30, 2015 had an aggregate cost basis of $4,966,000 and sustained gross unrealized losses aggregating $598,000. All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

5.	Inventories

Inventories consisted of the following:

	June 30, 2015	March 31, 2015
Ground support service parts	$972,949	$938,072
Ground equipment manufacturing:
Raw materials	3,261,794	2,583,797
Work in process	1,654,867	1,535,152
Finished goods	5,942,274	3,045,761
Total inventories	11,831,884	8,102,782
Reserves	(332,182)	(313,133)

Total, net of reserves	$11,499,702	$7,789,649

6.	Stock Based Compensation

The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. The Company recognizes compensation expense on stock options based on their fair values over the requisite service period. The compensation cost the Company records for these awards is based on their fair value on the date of grant. The Company has used the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

No options were granted or exercised during the three-month periods ended June 30, 2015 and 2014, respectively. During the three-month period ended June 30, 2014, options for 12,000 shares were repurchased by the Company and cancelled. Stock based compensation expense in the amount of $0 and $5,375 was recognized for the three-month periods ended June 30, 2015 and 2014, respectively.

7.	Financing Arrangements

On April 1, 2015, the Company replaced its existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, and its operating subsidiaries may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017.

Borrowings under the Revolving Credit Facility, together with hedging obligations, if any, owing to the lender under the Revolving Credit Facility or any affiliate of such lender, are secured by a first-priority security interest in substantially all assets of the Company and the other borrowers (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing), but excluding interests in real property.

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $22.0 million, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.75 to 1.0, and a maximum consolidated leverage ratio of 3.5 to 1.0. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx Corporation, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

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

Segment data is summarized as follows:

	Three Months Ended June 30,
	2015	2014
Operating Revenues:
Overnight Air Cargo	$12,889,190	$11,680,942
Ground Equipment Sales:
Domestic	1,978,029	4,473,939
International	2,061,208	837,994
Total Ground Equipment Sales	4,039,237	5,311,933
Ground Support Services	5,430,093	4,785,662
Total	$22,358,520	$21,778,537

Operating Income (Loss):
Overnight Air Cargo	$236,435	$545,287
Ground Equipment Sales	(424,045)	(180,198)
Ground Support Services	(222,095)	221,414
Corporate	(639,394)	(487,679)
Total	$(1,049,099)	$98,824

Capital Expenditures:
Overnight Air Cargo	$24,325	$38,580
Ground Equipment Sales	125,770	151,731
Ground Support Services	69,401	84,705
Corporate	-	-
Total	$219,496	$275,016

Depreciation and Amortization:
Overnight Air Cargo	$34,472	$38,173
Ground Equipment Sales	95,440	126,173
Ground Support Services	41,232	43,828
Corporate	7,473	8,366
Total	$178,617	$216,540

9.	Commitments and Contingencies

The Company is currently involved in certain product liability related matters, which involve pending or threatened lawsuits. Management believes that these threatened or pending lawsuits, if adversely decided, would not have a material adverse effect on the Company's results of operations or financial position.

10.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure of such events in its financial statements.

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

 Following is a table detailing revenues by segment and by major customer category:

(dollars in thousands)
	Three Months Ended June 30,
	2015		2014

Overnight Air Cargo Segment:
FedEx	$12,889	58%	$11,681	53%
Ground Equipment Sales Segment:
Military	150	4%	1,376	7%
Commercial - Domestic	1,828	45%	3,098	14%
Commercial - International	2,061	51%	838	4%
	4,039	18%	5,312	25%

Ground Support Services Segment	5,430	24%	4,786	22%
	$22,358	100%	$21,779	100%

MAC and CSA provide small package overnight airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. Under the dry-lease service contracts in place through May 31, 2015, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. The pass through costs totaled $7,369,000 for the three-month period ended June 30, 2014.

Effective June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replace all prior dry-lease service contracts.  The new dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  The new dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The new dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs.  The pass through costs totaled $6,515,000 for the three-month period ended June 30, 2015. Unlike the prior dry-lease contracts, under the new dry-lease agreements, certain operational crew costs incurred by MAC and CSA in operating the aircraft under the new dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are to be borne solely by MAC and CSA.  Under the new dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts.  Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008.  The new dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.  The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked.

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

As of June 30, 2015, MAC and CSA had an aggregate of 80 aircraft under agreement with FedEx.  Pursuant to the dry-lease agreements with FedEx, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 80 aircraft are two Cessna Caravan aircraft that are considered soft-parked.  Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

MAC and CSA combined contributed approximately $12,889,000 and $11,681,000 to the Company’s revenues for the three-month periods ended June 30, 2015 and 2014, respectively, a current year increase of $1,208,000 (10%).

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

On May 15, 2014, GGS was awarded a contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. Because this contract with USAF does not obligate the USAF to purchase a set or minimum number of units, the value of this contract, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding. In September 2014, GGS’s contract with the USAF to supply the flight line tow tractors expired.

GGS contributed approximately $4,039,000 and $5,312,000 to the Company’s revenues for the three-month periods ended June 30, 2015 and 2014, respectively, representing a $1,273,000 (24%) decrease. At June 30, 2015, GGS’s order backlog was $39.9 million as compared to $2.8 million at March 31, 2015 and $21.8 million at June 30, 2014.

Backlog at June 30, 2015 includes an order received in June 2015 to supply approximately $32 million of aircraft deicing vehicles to a major U.S.-based airline. Deliveries under this contract are expected to be completed in the third quarter of the current fiscal year.

GAS provides the aircraft ground support equipment, fleet, and facility maintenance services. At June 30, 2015, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 75 customers at 54 North American airports.

GAS contributed approximately $5,430,000 and $4,786,000 to the Company’s revenues for the three-month periods ended June 30, 2015 and 2014, respectively, representing a $644,000 (13%) increase.

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah, and initially capitalized with $250,000. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the Company’s insurance programs and underwrites third-party risk through certain reinsurance arrangements. The activities of SAIC are included within the corporate results in the accompanying financial statements.

First Quarter Highlights

The first quarter of fiscal 2016 saw the Company revenues increase by $580,000 (3%) from the prior year comparable quarter. Operating income decreased $1,148,000 in the same first quarter compared to the prior year quarter. These results represent a challenging first quarter that saw decreased operating income in each segment.

Revenues from the air cargo segment increased $1,208,000 (10%) compared to the first quarter of the prior fiscal year, while operating income decreased $309,000 (57%). Administrative fee revenues increased to reflect the greater administrative fee amount paid under the new dry-lease agreements which became effective on June 1, 2015, as well as the impact of operating an additional ATR aircraft. Operating income decreased principally due to substantial costs incurred for the mandated regulatory rewrite of applicable maintenance manuals (which expense is not reimbursed by MAC and CSA’s customer), higher health benefit costs, pilot salaries expense reflecting the transition to the new dry-lease agreements, as well as reduced contract labor revenue driven by the decrease in calendar maintenance checks (1-, 2-, 4-, 8, and 12-year) as compared to the prior comparable quarter. The Company anticipates that expense of the maintenance manual rewrite will continue to adversely affect the segment’s operating results for the remainder of the current fiscal year. In addition, the Company anticipates that the changes in the new dry-lease agreements, increasing the administrative fee, as well as the rental expense for aircraft and the exclusion of certain operational crew costs from reimbursable expenses, will adversely affect the segment’s operating income as a percentage of revenues compared to the prior year periods, as revenues are expected to increase at a greater rate due to the structure changes effected by the new dry-lease agreement.

Revenues for GGS decreased $1,273,000 (24%) compared to the first quarter of the prior fiscal year. Operating loss increased by $244,000 (135%) for the quarter to a current period loss of $424,000, compared to $180,000 of operating loss in the prior year’s comparable quarter. The decline in revenues is principally due to the reduction in sales to the USAF during the three months ended June 30, 2015, as the contract to supply flight line tow tractors expired in September 2014 and no deicers were sold to the USAF during the current year period (military sales of $150,000 for the period was attributable to sales of parts). Sales of commercial units were essentially flat period to period. Higher employee benefit costs and service technician costs compared to the previous year contributed to the increased operating loss for the current year period. In addition, operating income for the prior year quarter included a $188,000 gain from sale of leased ground support equipment, which did not recur in the current quarter. As sales to the USAF have declined, GGS’s business has resumed its historical seasonal pattern, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season.

Revenues from our GAS subsidiary increased by $644,000 (13%) compared to the first quarter of the prior fiscal year as a result of the company’s growth in new markets and services offered to new and existing customers. Operating loss of $222,000 for the current year period compared to operating income of approximately the same amount in the prior year quarter. Overall operating costs increased in the current year period as GAS increased staffing, including leadership, marketing and data analysis roles, and made other infrastructure improvements, including facility upgrades, training, and additional controls, to position the business for anticipated growth during the fiscal year in providing services to new customers and at new locations. Increased maintenance and parts expense in select markets where GAS operates under fixed-price contracts also contributed to the operating loss.

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

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. On May 15, 2014, GGS was awarded a contract to supply deicing trucks to the USAF, which replaced a prior contract initially awarded in 2009. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, recent orders under the contract have not been sufficient to offset the seasonal trend for commercial sales and revenues during the three months ended June 30, 2015 (the first fiscal quarter) attributable to sales to the USAF were not significant. As a result, GGS revenues and operating income have resumed their seasonal nature. The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

First Quarter 2016 Compared to First Quarter 2015

Consolidated revenue increased $580,000 (3%) to $22,359,000 for the three-month period ended June 30, 2015 compared to its equivalent prior period. The increase in revenues can be principally attributed to the increase in the overnight air cargo segment of $1,208,000 (10%). Administrative fee revenues increased to reflect the terms of the new dry-lease agreements which became effective June 1, 2015, as well as the impact of operating an additional ATR aircraft. Revenue in the ground equipment sales segment decreased by $1,273,000 (24%) this quarter as a result of decreased sales volumes, as well as decreases in sales of parts and service income. In September 2014, GGS’s contract with the USAF to supply flight-line tow tractors expired. Revenues in our ground support services segment increased $644,000 (13%) primarily as a result of the company’s growth in new markets and services offered to new and existing customers.

Operating expenses increased $1,728,000 to $23,408,000 for the three-month period ended June 30, 2015 compared to its equivalent prior period. The principal component of the increase was an increase of $1,174,000 in air cargo aircraft monthly rental expense under the terms of the new dry-lease agreements with FedEx effective June 1, 2015, mentioned above. Pass through costs for the overnight air cargo segment totaled $6,515,000 and $7,369,000 for the three-month periods ended June 30, 2015 and 2014, respectively. Ground equipment sales segment operating costs decreased $1,029,000 driven principally by the current quarter’s $1,273,000 (24%) decrease in revenues offset by higher employee benefit costs. Ground support services segment operating costs increased by $1,088,000 as the segment increased staffing, including leadership, marketing and data analysis roles, and made other infrastructure improvements, including facility upgrades, training, and additional controls, to position the business for anticipated growth during the fiscal year in providing services to new customers and at new locations.

General and administrative expenses increased $573,000 (18%) to $3,807,000 for the three-month period ended June 30, 2015 compared to its equivalent prior period. The principal components of this increase were $129,000 in costs for the maintenance manual rewrite, $141,000 increase in health benefits costs and a $174,000 increase in ground support services administrative salaries.

Operating loss for the quarter ended June 30, 2015 was $1,049,000, compared to operating income of $99,000 for the same quarter of the prior year. Each of the operating segments experienced declines in operating income this quarter. Operating income for the air cargo segment decreased $309,000 principally due to substantial costs incurred for the manual rewrite, higher health benefit costs, pilot salaries expense, as well as reduced contract labor revenue driven by the decrease in calendar maintenance checks (1-, 2-, 4-, 8, and 12-year) as compared to the prior comparable quarter. Operating income for the ground equipment segment decreased $244,000 as a result of decreased sales volumes, as well as reduced parts and service income. GGS also reported a $188,000 gain in operating income from sale of leased ground support equipment in the prior comparable quarter, which did not recur in the current quarter. Operating results for GAS swung by $444,000 for an operating loss of $222,000 for the current year period as a result of the significant increase in operating costs to position the segment for anticipated growth, as discussed above, as well as increased maintenance and parts expense in select markets where GAS operates under fixed-price contracts.

Pretax earnings decreased to $1,069,000 for the three-month period ended June 30, 2015 compared to the prior year comparable period, primarily due to the decreases in all three segments discussed above.

During the three-month period ended June 30, 2015, the Company recorded $333,000 in income tax benefit. The income tax provision for the three-month period ended June 30, 2015 differs from the federal statutory rate partially due to the effect of state income taxes and the federal domestic production activities deduction.  The rate for the period ended June 30, 2015 also includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the three-month period ended June 30, 2014, the Company recorded $38,000 in income tax expense. The start-up of SAIC was a significant factor in the prior period estimated annual tax rate of 34.3%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax difference.

Liquidity and Capital Resources

As of June 30, 2015 the Company's working capital amounted to $24,907,000, a decrease of $5,518,000 compared to March 31, 2015. As mentioned, the fair value of marketable securities in Insignia have been reclassified from current assets to non-current assets of $4,368,000.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $22.0 million, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.75 to 1.0, and a maximum consolidated leverage ratio of 3.5 to 1.0. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx Corporation, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

At June 30, 2015, aggregate outstanding borrowings under the Revolving Credit Facility were approximately $4,981,000.

The Company is exposed to changes in interest rates on the Revolving Credit Facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the three months ended June 30, 2015, the change in interest expense for that period would have been approximately $2,000.

Cash Flows

Following is a table of changes in cash flow for the respective periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014

Net Cash Used in Operating Activities	$(4,515,000)	$(1,665,000)
Net Cash Provided by (Used in) Investing Activities	(1,271,000)	623,000
Net Cash Provided by (Used in) Financing Activities	(19,000)	816,000

Net Decrease in Cash and Cash Equivalents	$(5,805,000)	$(226,000)

Cash used in operating activities was $2,850,000 more for the three-month period ended June 30, 2015 compared to the similar prior year period, resulting from a variety of offsetting factors. The most significant factor was cash used to increase inventory for the ground equipment segment to support the substantial increase in backlog of June 30, 2015 of $39.9M for the supply of Global’s Ultimate 2200 aircraft deicing vehicles to a major U.S.-based airline.

Cash provided by investing activities for the three-month period ended June 30, 2015 was $1,894,000 less than the comparable prior year period due primarily to $1,070,000 purchases of marketable securities in the current quarter and proceeds from the sale of marketable securities of $458,000 and proceeds from sale of property and equipment of $530,000 that occurred in the prior comparable quarter that did not recur in the current quarter, and a $56,000 decrease in capital expenditures in the current quarter.

Cash provided by financing activities was $835,000 less in the three-month period ended June 30, 2015, than in the corresponding prior year period primarily due to $863,000 in borrowing under the line of credit in the prior quarter. Cash borrowing under the line of credit at March 31, 2015 totaled $5,000,000. The Company paid $19,000 bringing the outstanding principal balance to $4,981,000 for the three-month period ended June 30, 2015.

Impact of Inflation

The Company believes that inflation has not had a material effect on its operations, because increased costs to date have been passed on to its customers. Under the terms of the new dry-lease agreements, certain cost components of the air cargo segment’s operations, consisting principally of fuel, landing fees, third party maintenance, parts and certain other direct operating costs, and certain maintenance costs are reimbursed, without markup by its customer, but certain operational crew costs are borne by the Company and not reimbursed. Significant increases in inflation rates could have a material impact on future revenue and operating income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits
	No.	Description

10.1

Aircraft Dry Lease and Services Agreement effective as of June 1, 2015 between Federal Express Corporation and Mountain Air Cargo, Inc. (Certain information has been omitted from this exhibit pursuant to the request for confidential treatment submitted to the Securities and Exchange Commission. The omitted information has been separately filed with the Securities and Exchange Commission.)

	31.1	Section 302 Certification of Chief Executive Officer and President

	31.2	Section 302 Certification of principal financial officer

	32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: August 5, 2015
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Candice Otey
Candice Otey, Chief Financial Officer

AIR T, INC.

EXHIBIT INDEX

(a)	Exhibits
	No.	Description

10.1

Aircraft Dry Lease and Services Agreement effective as of June 1, 2015 between Federal Express Corporation and Mountain Air Cargo, Inc. (Certain information has been omitted from this exhibit pursuant to the request for confidential treatment submitted to the Securities and Exchange Commission. The omitted information has been separately filed with the Securities and Exchange Commission.)

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