Form 10-Q
period 2015-09-30
AIR T INC
filed 2015-11-06
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3524 Airport Road, Maiden, North Carolina 28650

(Address of principal executive offices, including zip code)

                            (828) 464–8741

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 1, 2015
Common Shares, par value of $.25 per share	2,372,527

AIR T, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited) Three Months and Six Months Ended September 30, 2015 and 2014	3

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) Three Months and Six Months Ended September 30, 2015 and 2014	4

	Condensed Consolidated Balance Sheets September 30, 2015 (Unaudited) and March 31, 2015	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended September 30, 2015 and 2014	6

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) Six Months Ended September 30, 2015 and 2014	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II

Item 6.	Exhibits	20
	Signatures	21
	Exhibit Index	22
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Overnight air cargo	$17,385,753	$11,971,392	$30,274,943	$23,652,334
Ground equipment sales	21,283,140	17,951,181	25,322,377	23,263,114
Ground support services	5,985,036	4,702,153	11,415,129	9,487,815
	44,653,929	34,624,726	67,012,449	56,403,263

Operating Expenses:
Flight-air cargo	9,399,757	5,122,074	15,773,666	10,301,666
Maintenance-air cargo	5,354,574	5,497,602	10,562,738	10,509,993
Ground equipment sales	15,471,306	13,623,323	18,600,420	17,955,093
Ground support services	5,062,546	3,900,182	9,778,457	7,793,967
General and administrative	3,658,187	3,748,359	7,465,115	6,981,788
Depreciation and amortization	192,504	222,631	371,121	439,171
Loss (Gain) on sale of property and equipment	10,405	(86,067)	5,381	(273,861)
	39,149,278	32,028,104	62,556,898	53,707,817

Operating Income	5,504,651	2,596,622	4,455,551	2,695,446

Non-operating Income (Expense):
Gain on sale of marketable securities	-	-	-	8,410
Interest expense and other	(9,690)	(12,116)	(29,631)	(8,553)
	(9,690)	(12,116)	(29,631)	(143)

Income Before Income Taxes	5,494,960	2,584,506	4,425,920	2,695,303

Income Taxes	1,701,000	766,200	1,368,000	804,200

Net Income	$3,793,960	$1,818,306	$3,057,920	$1,891,103

Earnings Per Share:
Basic	$1.60	$0.77	$1.29	$0.80
Diluted	$1.58	$0.77	$1.28	$0.80

Weighted Average Shares Outstanding:
Basic	2,372,527	2,355,028	2,372,527	2,355,028
Diluted	2,397,163	2,375,398	2,396,460	2,375,660

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net income	$3,793,960	$1,818,306	$3,057,920	$1,891,103

Other comprehensive income (loss):

Change in net unrealized loss on investment securities available for sale	(427,132)	(47,700)	(866,430)	(138,653)

Tax effect of unrealized losses on investment securities available for sale	153,768	16,556	311,915	50,625

Total unrealized losses on investment securities available for sale, net of tax amount	(273,364)	(31,144)	(554,515)	(88,028)

Reclassification of gains on investment securities available for sale included in net income	-	-	-	8,410

Tax effect of reclassification of gains on investment securities available for sale included in net income	-	-	-	(3,069)

Reclassification adjustment for realized gains, net of tax amount	-	-	-	5,341

Total other comprehensive loss	(273,364)	(31,144)	(554,515)	(82,687)

Total comprehensive income	$3,520,596	$1,787,162	$2,503,405	$1,808,416

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015 *
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,207,862	$14,165,120
Marketable securities	2,139,815	5,278,752
Accounts receivable, less allowance for doubtful accounts of $202,000 and $222,000	17,880,978	9,534,563
Notes and other receivables-current	705,332	816,606
Income tax receivable	-	195,000
Inventories	9,900,883	7,789,649
Deferred income taxes	589,915	278,000
Prepaid expenses and other	450,280	612,334
Total Current Assets	35,875,065	38,670,023

Investments in Available-For-Sale Securities	4,136,127	-

Property and Equipment, net	3,832,902	2,571,499

Cash Surrender Value of Life Insurance Policies	2,005,246	1,990,671
Other Assets	271,183	224,188
Total Assets	$46,120,525	$43,456,382

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$7,733,548	$4,715,709
Income tax payable	903,014	-
Accrued expenses	3,387,695	3,529,451
Total Current Liabilities	12,024,257	8,245,160

Long-term debt	1,381,640	5,000,000
Deferred income taxes	416,000	416,000

Total Liabilities	13,821,897	13,661,160

Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 shares issued and outstanding	593,131	593,131
Additional paid-in capital	4,929,090	4,929,090
Retained earnings	27,465,835	24,407,915
Accumulated other comprehensive income (loss), net	(689,428)	(134,913)
Total Stockholders' Equity	32,298,628	29,795,223
Total Liabilities and Stockholders’ Equity	$46,120,525	$43,456,382

* Derived from audited financial statements

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,057,920	$1,891,103
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	-	(8,410)
Loss (Gain) on sale of property and equipment	5,381	(273,862)
Change in accounts receivable and inventory reserves	(61,616)	(275,203)
Depreciation and amortization	371,121	439,170
Change in cash surrender value of life insurance	(14,575)	(5,246)
Warranty reserve	(82,995)	(151,600)
Compensation expense related to stock options	-	8,958
Change in operating assets and liabilities:
Accounts receivable	(8,327,227)	(6,508,320)
Notes receivable and other non-trade receivables	111,274	443,227
Inventories	(3,212,440)	3,638,530
Prepaid expenses and other assets	115,057	210,050
Accounts payable	3,017,840	(797,292)
Accrued expenses	(58,762)	34,710
Income taxes receivable/ payable	1,098,013	777,735
Total adjustments	(7,038,927)	(2,467,553)
Net cash used in operating activities	(3,981,007)	(576,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,863,621)	(3,973,218)
Proceeds from sale of marketable securities	-	511,571
Proceeds from sale of property and equipment	19,163	823,671
Capital expenditures	(513,433)	(1,553,223)
Net cash used in investing activities	(2,357,891)	(4,191,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	14,291,273	1,330,888
Payment on line of credit	(17,909,633)	-
Repurchase of stock options	-	(112,935)
Net cash provided by (used in) financing activities	(3,618,360)	1,217,953

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,957,258)	(3,549,696)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,165,120	3,758,888
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,207,862	$209,192

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in fair value of marketable securities	$(866,430)	$(138,653)
Finished goods inventory transferred to equipment leased to customers	1,143,635	1,132,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$45,118	$16,280
Income taxes	267,134	804,200

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, March 31, 2014	2,355,028	$588,756	$4,855,093	$21,923,989	$(7,780)	$27,360,058

Net income	-	-	-	1,891,103	-	1,891,103

Unrealized loss from marketable securities	-	-	-	-	(82,687)	(82,687)

Repurchase of stock options	-	-	(112,935)	-	-	(112,935)

Compensation expense related to stock options	-	-	8,958	-	-	8,958

Balance, September 30, 2014	2,355,028	$588,756	$4,751,116	$23,815,092	$(90,467)	$29,064,497

	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$29,795,223

Net income	-	-	-	3,057,920	-	3,057,920

Unrealized loss from marketable securities	-	-	-	-	(554,515)	(554,515)

Balance, September 30, 2015	2,372,527	$593,131	$4,929,090	$27,465,835	$(689,428)	$32,298,628

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

In September 2015, a standard was issued that simplifies the accounting for measurement period adjustments associated with a business combination by eliminating the requirement to restate prior period financial statements for measurement period adjustments when measurements were incomplete as of the end of the reporting period covering the business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. It is effective for interim and annual periods beginning after December 15, 2015. This standard is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

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

The income tax provision for the six-month period ended September 30, 2015 differs from the federal statutory rate partially due to the effect of state income taxes and the federal domestic production activities deduction.  The rate for the six-month period ended September 30, 2015 also includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the six-month period ended September 30, 2015, the Company recorded $1,368,000 in income tax expense and $804,000 for the six-month period ended September 30, 2014. For the three-month period ended September 30, 2015, the tax expense is $1,701,000 compared to $767,000 tax expense recorded for the prior comparable quarter. The start-up of the insurance company subsiding was a significant factor in the prior period estimated annual tax rate of 30%. The estimated annual effective tax rate for that period differed from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net Income	$3,793,960	$1,818,306	$3,057,920	$1,891,103
Earnings Per Share:
Basic	$1.60	$0.77	$1.29	$0.80
Diluted	$1.58	$0.77	$1.28	$0.80
Weighted Average Shares Outstanding:
Basic	2,372,527	2,355,028	2,372,527	2,355,028
Diluted	2,397,163	2,375,398	2,396,460	2,375,660

For the three and six-month period ended September 30, 2015 and 2014, there were no stock options outstanding that were anti-dilutive.

4.	Marketable Securities

Marketable securities and investments in available-for-sale securities at September 30, 2015 consisted of investments in publicly traded companies held for sale with a fair market value of $6,276,000, an aggregate cost basis of $7,353,000, gross unrealized gains aggregating $48,000 and gross unrealized losses aggregating $1,125,000. Marketable securities at March 31, 2015 consisted of investments with a fair value of $5,279,000, an aggregate cost basis of $5,490,000, gross unrealized gains aggregating $0 and gross unrealized losses aggregating $211,000. Securities in a loss position at September 30, 2015 had a fair market value of $4,888,000 and had been in a continuous loss position in the amount of $1,052,000 for less than twelve months and securities in a loss position in the amount of $73,000 for greater than twelve months had a fair value of $1,216,000. Securities in a loss position at March 31, 2015 had a fair value of $4,168,000 and had been in a continuous loss position in the amount of $176,000 for less than twelve months and securities in a loss position in the amount of $35,000 for greater than twelve months had a fair value of $1,111,000. The Company realized gains of $0 from the sale of securities during the three and six-month period ended September 30, 2015 and $8,000 for the six-month period ended September 30, 2014. The marketable securities held by the Company as of September 30, 2015 and March 31, 2015 are classified as available for sale securities. The Company does not intend to liquidate marketable securities holdings in Insignia Systems, Inc. (“Insignia”) within twelve months; as a result, the fair value of marketable securities in Insignia were reclassified from current to non-current assets during the quarter ended June 30, 2015 and are reported as investments in available-for-sale securities at September 30, 2015. Investments in Insignia at September 30, 2015 had an aggregate cost basis of $5,056,000 and sustained gross unrealized losses aggregating $920,000. All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

5.	Inventories

Inventories consisted of the following:

	September 30, 2015	March 31, 2015

Ground support service parts	$1,378,706	$938,072
Ground equipment manufacturing:
Raw materials	3,434,880	2,583,797
Work in process	1,711,977	1,535,152
Finished goods	3,646,024	3,045,761
Total inventories	10,171,587	8,102,782
Reserves	(270,704)	(313,133)

Total, net of reserves	$9,900,883	$7,789,649

6.	Stock Based Compensation

The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. The Company recognizes compensation expense on stock options based on their fair values over the requisite service period. The compensation cost the Company records for these awards is based on their fair value on the date of grant. The Company has used the Black-Scholes option pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

No options were granted or exercised during the three and six-month periods ended September 30, 2015 and 2014, respectively. During the six-month period ended September 30, 2014, options for 17,500 shares were repurchased by the Company and cancelled. Stock based compensation expense in the amount of $0 and $10,479 was recognized for the six-month periods ended September 30, 2015 and 2014, respectively.

7.	Financing Arrangements

On April 1, 2015, the Company replaced its existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company and its operating subsidiaries may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017.

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

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Overnight Air Cargo	$17,385,753	$11,971,392	$30,274,943	$23,652,334
Ground Equipment Sales:
Domestic	20,163,034	10,159,358	22,141,063	14,633,297
International	1,120,106	7,791,823	3,181,314	8,629,817
Total Ground Equipment Sales	21,283,140	17,951,181	25,322,377	23,263,114
Ground Support Services	5,985,036	4,702,153	11,415,129	9,487,815
Total	$44,653,929	$34,624,726	$67,012,449	$56,403,263

Operating Income (Loss):
Overnight Air Cargo	$1,744,224	$277,629	$1,980,659	$822,916
Ground Equipment Sales	4,563,056	2,924,102	4,139,011	2,743,904
Ground Support Services	(195,736)	90,699	(417,831)	312,113
Corporate	(606,894)	(695,808)	(1,246,288)	(1,183,487)
Total	$5,504,651	$2,596,622	$4,455,551	$2,695,446

Capital Expenditures:
Overnight Air Cargo	$51,664	$49,759	$75,989	$88,339
Ground Equipment Sales	92,969	1,197,817	218,739	1,349,548
Ground Support Services	139,371	30,631	208,772	115,336
Corporate	9,933	-	9,933	-
Total	$293,937	$1,278,207	$513,433	$1,553,223

Depreciation and Amortization:
Overnight Air Cargo	$34,621	$40,868	$69,093	$79,041
Ground Equipment Sales	103,624	132,009	199,064	258,182
Ground Support Services	47,335	42,068	88,567	85,896
Corporate	6,924	7,687	14,397	16,053
Total	$192,504	$222,632	$371,121	$439,172

9.	Commitments and Contingencies

The Company is currently involved in certain product liability-related matters and employment and other matters, which involve pending or threatened legal proceedings. Management believes that these threatened or pending legal proceedings, if adversely decided, would not have a material adverse effect on the Company's results of operations or financial position.

10.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure of such events in its financial statements.

Investment in Delphax. On October 2, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Delphax Technologies Inc. (“Delphax”) and its subsidiary, Delphax Technologies Canada Limited (“Delphax Canada”). Upon the signing of the Securities Purchase Agreement, the Company purchased for $500,000 in cash a 90-Day Senior Subordinated Promissory Note (the “90-Day Senior Subordinated Note”) issued by Delphax Canada in principal amount of $500,000 and bearing interest at an annual rate of 12.0%. The 90-Day Senior Subordinated Note matures on December 31, 2015, is guaranteed by Delphax and is secured by security interests granted by Delphax and Delphax Canada in their respective inventory, equipment, accounts receivable, cash, deposit accounts, contract rights and other specified property, as well as a pledge by Delphax of the outstanding capital stock of its subsidiaries, including Delphax Canada. Pursuant to the terms of a subordination agreement (the “Subordination Agreement”) entered into on October 2, 2015 by Delphax, Delphax Canada, the Company and the Senior Lender (the “Senior Lender”) that provides a revolving credit facility under an agreement with Delphax and Delphax Canada (the “Senior Credit Agreement”), the Company’s rights with respect to payment under and enforcement of the 90-Day Senior Subordinated Note and enforcement of its security interests are subordinated to the rights of the Senior Lender under the Senior Credit Agreement.

The Securities Purchase Agreement also provides that, upon satisfaction of specified closing conditions, including approval by the shareholders of Delphax, the Company will purchase (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Five-Year Senior Subordinated Note”) issued by Delphax Canada for a combination of cash and the surrender of outstanding principal and accrued and unpaid interest under, and cancellation of, the 90-Day Senior Subordinated Note and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events).

Principal under the Five-Year Senior Subordinated Note is to be due on the fifth anniversary of the issuance date of the Five-Year Senior Subordinated Note and is to bear interest at an annual rate of 8.5%. Interest is to be paid in kind until, in the absence of specified events, the second anniversary of the date the Five-Year Senior Subordinated Note is issued. Thereafter, interest is to be paid in cash. Interest in kind is to be paid monthly, while interest payable in cash is to be paid quarterly. The Five-Year Senior Subordinated Note is to be guaranteed by Delphax and is to be secured by the same collateral as, and be subject to the Subordination Agreement to the same extent as, the 90-Day Senior Subordinated Note.

Each share of Series B Preferred Stock is to be convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments, and is to have no liquidation preference over shares of common stock of Delphax. No dividends are required to be paid with respect to the shares of Series B Preferred Stock, except that ratable dividends (on an as-converted basis) are to be paid in the event that dividends are paid on the common stock of Delphax. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans at October 2, 2015, the number of shares of common stock underlying the Shares to be acquired at closing represent approximately 38.3% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares and approximately 30.5% of the aggregate of the shares of common stock reserved for issuance under Delphax’s employee stock option plans and the shares that would be outstanding assuming conversion of the Shares.

Upon the closing of the purchase and sale transactions contemplated by the Securities Purchase Agreement, the Securities Purchase Agreement provides that three designees of the Company (including Nick Swenson, the Company’s President, Chief Executive Officer and Chairman, and Michael Moore, the President of the Company’s GGS subsidiary) are to be elected to the board of directors of Delphax which is to then have seven members, with one of the Company’s designees to be elected as non-executive Chairman of Delphax’s board of directors.

Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to the Company under the Five-Year Senior Subordinated Note or the Company continues to hold a specified number of the Shares and interests in the Warrant sufficient to permit it to acquire up to 50% of the number of shares of Series B Preferred Stock initially purchasable under the Warrant (or holds shares of Series B Preferred Stock acquired in connection with the exercise of the Warrant equal to 50% of the number of shares of Series B Preferred Stock initially purchasable under the Warrant), then

●

holders of the Series B Preferred Stock, voting as a separate class, would be entitled to elect (and exercise rights of removal and replacement) with respect to three-sevenths of the board of directors of Delphax, and after June 1, 2016 the holders of the Series B Preferred Stock, voting as a separate class, would be entitled to elect (and to exercise rights of removal and replacement of) with respect to four-sevenths of the members of the board of directors of Delphax; and

●	without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions.

The Warrant is to expire on the sixth anniversary of the date it is issued. The Warrant is to provide that, prior to any exercise of the Warrant, the Holder must first make a good faith written tender offer to existing holders of Delphax common stock to purchase an aggregate amount of common stock equal to the number of shares of common stock issuable upon conversion of the Series B Preferred Stock that would be purchased upon such exercise of the Warrant. The Warrant is to require that the per share purchase price to be offered in such tender offer would be equal to the then-current exercise price of the Warrant divided by the then-current conversion rate of the Series B Preferred Stock. To the extent that shares of common stock are purchased by the holder in the tender offer, the amount of shares of Series B Preferred Stock purchasable under the Warrant held by such holder is to be ratably reduced. The Warrant is to provide that it may be exercised for cash, by surrender of principal and interest under the Five-Year Senior Subordinated Note equal to 0.95 times the aggregate exercise price or by surrender of a portion of the Warrant having a value equal to the aggregate exercise price based on the difference between the Warrant exercise price per share and an average market value, measured over a 20-trading day period, of Delphax common stock that would be acquired upon conversion of one share of Series B Preferred Stock.

In connection with the execution of the Securities Purchase Agreement, the Company, Delphax and a holder of approximately 27.6% of the outstanding common stock of Delphax entered into an agreement under which such shareholder agreed to vote such shareholder’s shares of Delphax common stock in favor of the transactions to be approved by the shareholders of Delphax under the Securities Purchase Agreement. The Securities Purchase Agreement provides that, in the event that Delphax’s shareholders do not approve the matters specified for their approval in the Securities Purchase Agreement, (i) Delphax will pay $20,000 to the Company and (ii) if within 180 days after the Delphax shareholders meeting, Delphax or Delphax Canada enter into an agreement providing for a change in control (as specified in the Securities Purchase Agreement) or for alternative financing for $2,500,000 or more (other than refinancing the Senior Credit Agreement), Delphax and Delphax Canada would be jointly and severally liable to pay $120,000 to the Company upon the closing of the transactions contemplated by such an agreement. Delphax has given notice to its shareholders of an annual meeting to be held on November 24, 2015 for the Delphax shareholders to consider, among other things, approval of the matters specified in the Securities Purchase Agreement.

Organization of Equipment Leasing Subsidiary. On October 9, 2015, the Company completed the organization of Air T Global Leasing, LLC, a wholly owned subsidiary established to provide funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries.

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)

	Three Months Ended September 30,				Six Months Ended September 30,
	2015		2014		2015		2014

Overnight Air Cargo Segment:
FedEx	$17,386	39%	$11,971	35%	$30,275	45%	$23,652	42%
Ground Equipment Sales Segment:
Military	170	0%	3,156	9%	320	0%	4,532	8%
Commercial - Domestic	19,993	45%	7,003	20%	21,821	33%	10,101	18%
Commercial - International	1,120	3%	7,792	23%	3,181	5%	8,630	15%
	21,283	48%	17,951	52%	25,322	38%	23,263	41%

Ground Support Services Segment	5,985	13%	4,702	14%	11,415	17%	9,488	17%
	$44,654	100%	$34,624	100%	$67,012	100%	$56,403	100%

MAC and CSA provide overnight small package airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. Under the dry-lease service contracts in place through May 31, 2015, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. The pass through costs totaled $15,047,000 for the six-month period ended September 30, 2014 and $7,696,000 for the three-month period ended September 30, 2014.

Effective June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replace all prior dry-lease service contracts.  The new dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  The new dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The new dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs.  The pass through costs totaled $8,313,000 for the three months ended September 30, 2015 and $15,779,000 for the six-month period ended September 30, 2015. Unlike the prior dry-lease contracts, under the new dry-lease agreements, certain operational crew costs incurred by MAC and CSA in operating the aircraft under the new dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are to be borne solely by MAC and CSA.  Under the new dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts.  Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008.  The new dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.  The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked.

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

As of September 30, 2015, MAC and CSA had an aggregate of 79 aircraft under agreement with FedEx.  Pursuant to the dry-lease agreements with FedEx, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 79 aircraft is one Cessna Caravan aircraft that is considered soft-parked.  Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

MAC and CSA combined contributed approximately $30,275,000 and $23,652,000 to the Company’s revenues for the six-month periods ended September 30, 2015 and 2014, respectively, a current year increase of $6,623,000 (28%). The increase in revenue was due principally to the changes in the dry-lease agreements described above.

GGS manufactures and supports aircraft deicers and other specialized equipment on a worldwide basis. GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons. GGS also offers fixed-pedestal-mounted deicers. Each model can be customized as requested by the customer. This includes single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle, on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish. GGS also manufactures five models of scissor-lift equipment for catering, cabin service and maintenance service of aircraft, and has also developed a line of decontamination equipment, flight-line tow tractors, glycol recovery vehicles and other special purpose mobile equipment. GGS competes primarily on the basis of the quality, performance, and reliability of its products, as well as prompt delivery, customer service and price.

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

GGS contributed approximately $25,322,000 and $23,263,000 to the Company’s revenues for the six-month periods ended September 30, 2015 and 2014, respectively, representing a $2,059,000 (9%) increase. At September 30, 2015, GGS’s order backlog was $24.4 million as compared to $39.9 million at June 30, 2015 and $15.3 million at September 30, 2014.

Backlog at September 30, 2015 includes the remaining portion of an order received in June 2015 to supply approximately $32 million of aircraft deicing vehicles to a major U.S.-based airline. Remaining deliveries under this contract are expected to be completed in the third quarter of the current fiscal year.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At September 30, 2015, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 75 customers at 58 North American airports.

GAS contributed approximately $11,415,000 and $9,488,000 to the Company’s revenues for the six-month periods ended September 30, 2015 and 2014, respectively, representing a $1,927,000 (20%) increase.

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

Second Quarter Highlights

The second quarter of fiscal 2016 saw the Company revenues increase by $10,029,000 (29%) from the prior year comparable quarter. Operating income increased by $2,908,000 (112%) in the same second quarter compared to the prior year quarter. These results represent a robust second quarter that was positively impacted by higher volume of GGS deicer sales and increased profitability, along with the new dry-lease agreements with FedEx.

Revenues from the air cargo segment increased by $5,414,000 (45%) compared to the second quarter of the prior fiscal year. Operating income for the air cargo segment increased by $1,467,000 (528%). Administrative fee revenues increased to reflect the greater administrative fee amounts paid under the new dry-lease agreements which became effective on June 1, 2015. The maintenance revenues increased to reflect the higher hourly maintenance labor rate during fiscal 2016.

Revenues for GGS increased by $3,332,000 (19%) compared to the second quarter of the prior fiscal year. GGS had operating income of approximately $4,563,000 for the quarter, compared to operating income of $2,924,000 in the prior year’s comparable quarter, a $1,639,000 (56%) positive impact. GGS’s commercial revenues have increased from the prior year comparable quarter principally attributable to significant increase in commercial domestic deicer sales this quarter. In addition, GGS’s profitability increased, with a gross margin percentage of 27.1% for the second quarter of fiscal 2016 compared to 23.9% for the second quarter of the prior fiscal year.

Revenues from the GAS subsidiary increased by $1,283,000 (27%) compared to the second quarter of the prior fiscal year as a result of the company’s growth in new markets and services offered to new and existing customers. Operating income for the same period decreased by $286,000 to an operating loss of $196,000 as maintenance and parts expense increased significantly in select markets where GAS operates under fixed-price contracts, and the segment experienced lower start-up margins on new business and increases in overall operating costs. Operating costs continued to be high in the current period due to investments made in infrastructure to help position the subsidiary for additional growth in new markets and with new customers, including facility upgrades, leadership, marketing and data analysis roles, training and additional controls. Although GAS is starting to see growth in the revenue base, it has been slower than expected and new shops experience lower margins than more established locations.

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

Allowance for Doubtful Accounts: An allowance for doubtful accounts receivable is established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories: The Company’s inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories are based on assessment of the marketability of slow-moving and obsolete inventories. Historical parts usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

Warranty Reserves: The Company warranties its ground equipment products for up to a three-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.

Income Taxes: Income taxes have been provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Revenue Recognition: Cargo revenue is recognized upon completion of contract terms. Maintenance and ground support services revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered in anticipation of the winter season. The Company attempted to reduce GGS’s seasonal fluctuation in revenues and earnings by seeking military and international sales and broadening its product line to increase revenues and earnings throughout the year. On May 15, 2014, GGS was awarded a contract to supply deicing trucks to the USAF, which replaced a prior contract initially awarded in 2009. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, recent orders under the contract have not been sufficient to offset the seasonal trend for commercial sales and revenues during the three months ended June 30, 2015 (the first fiscal quarter) attributable to sales to the USAF were not significant. As a result, GGS revenues and operating income have resumed their seasonal nature. The overnight air cargo and ground support services segments are not susceptible to seasonal trends.

Results of Operations

Second Quarter 2016 Compared to Second Quarter 2015

Consolidated revenue increased $10,029,000 (29%) to $44,654,000 for the three-month period ended September 30, 2015 compared to the equivalent prior period. The increase in revenues can be attributed to increases in all three segments of the Company’s business. Revenues from our air cargo segment increased by $5,414,000 (45%) compared to the prior year comparable quarter. Administrative fee revenues increased to reflect the greater administrative fee amount paid under the new dry-lease agreements which became effective on June 1, 2015. In addition, the maintenance revenues increased to reflect the higher hourly maintenance labor rate during fiscal 2016. Revenue in the ground equipment sales segment increased $3,332,000 (19%) as a result of an increase in commercial domestic deicer sales due in large part to a significant order by a major airline company received in June 2015. Revenues in the ground support services segment increased $1,283,000 (27%), as a result of the company’s continuing growth in its number of locations and in services offered to new and existing customers.

Operating expenses increased $7,121,000 to $39,149,000 for the three-month period ended September 30, 2015 compared to the equivalent prior period. The principal component of the increase, $3,517,000, is due to the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. Ground equipment sales segment operating costs increased $1,693,000 (11%) driven principally by the current quarter’s $3,332,000 (19%) increase in revenues and offset by production efficiencies. Ground support services segment operating costs increased by $1,569,000 (34%), as a large portion of the change from the prior year can be attributed to investments made in the company infrastructure to help position the company for additional growth, including facility upgrades, leadership, marketing and data analysis roles, training and additional controls. General and administrative expenses decreased $90,000 (2%) to $3,658,000 for the three-month period ended September 30, 2015 compared to the equivalent prior period. The principal components of this decrease were employee benefits, professional fees, and a regulatory penalty assessed in fiscal 2015 that did not recur in the current fiscal year.

Operating income for the quarter ended September 30, 2015 was $2,908,000 (112%) higher, compared to operating income of $2,597,000 for the comparable prior year. Operating income for the air cargo segment increased $1,466,000 (528%) principally due to increased administrative fee revenues and a higher hourly maintenance labor rate during fiscal 2016. Operating income for the ground equipment segment increased $1,639,000 (56%) principally attributable to increased commercial domestic deicer sales this quarter and increased profitability. Gross margin percentage for this segment was 27.1% for this quarter compared to 23.9% for the prior year quarter as the segment benefited from production efficiencies due in part to the large number of identical units manufactured to fill the significant order discussed above. Operating results for GAS decreased by $286,000 (316%) for an operating loss of $196,000 for the current year period, as a result of the significant increase in operating costs to position the segment for anticipated growth as discussed above, as well as increased maintenance and parts expense in select markets where GAS operates under fixed-price contracts.

Pretax earnings increased $2,910,000 (113%) to $5,495,000 for the three-month period ended September 30, 2015 compared to the prior year comparable period, primarily due higher GGS deicer sales and profitability and the impact of the new dry-lease agreements with FedEx.

During the three-month period ended September 30, 2015, the Company recorded $1,701,000 in income tax expense. The income tax provision for the three-month period ended September 30, 2015 differs from the federal statutory rate partially due to the effect of state income taxes and the federal domestic production activities deduction.  The rate for the period ended September 30, 2015 also includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the three-month period ended September 30, 2014, the Company recorded $767,000 in income tax expense. The start-up of SAIC was a significant factor in the prior period estimated annual tax rate of 30%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax difference.

First Six Months of Fiscal 2016 Compared to First Six Months of Fiscal 2015

Consolidated revenue increased $10,609,000 (19%) to $67,012,000 for the six-month period ended September 30, 2015 compared to its equivalent prior period. Revenues in the air cargo segment were $6,623,000 (28%) higher primarily due to the impact of the new dry lease agreement with FedEx discussed above. Revenues in the ground equipment sales segment increased $2,059,000 (9%) due to the increase in commercial domestic deicer sales in the second fiscal quarter as discussed above. The ground support services segment’s revenues were up $1,927,000 (20%), resulting from the addition of new customers and locations over the past year.

Operating expenses increased $8,849,000 for the six-month period ended September 30, 2015 compared to its equivalent prior period. Air cargo segment operating expenses increased $5,465,000 (24%) primarily due to the increased monthly aircraft rent under the new agreements with FedEx which became effective on June 1, 2015. Of the segment’s $26,336,000 of operating costs, $15,779,000 in costs were passed through to our air cargo customer without markup. Ground equipment sales segment operating costs increased $664,000 (3%) driven primarily by the current period’s increase in the volume of deicing units sold. Ground support services segment operating expenses increased $2,657,000 (29%) due to the same factors affecting the quarterly comparison discussed above. General and administrative expenses increased $483,000 (7%) for the six-month period ended September 30, 2015 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components being health benefits, professional fees, and hardware/software expenditures.

Operating income for the six-month period ended September 30, 2015 was $4,456,000, a $1,760,000 (65%) increase from the prior year comparable period. The overnight air cargo segment saw a $1,158,000 (141%) increase in the operating income as a result of the same factors affecting the second quarter discussed above. The ground equipment sales segment experienced a $1,395,000 (51%) increase in its operating income in the six-month period ended September 30, 2015. In addition to the increase of the number of deicers sold in the current year period, gross margin percentage for the first six months of the current fiscal year was 25.8% compared to 22.0% for the prior year period, driven primarily by the factors affecting second quarter profitability discussed above. The ground support services segment saw a $730,000 (-234%) decrease in the operating income for the period, as a result of the same factors affecting the second quarter discussed above.

Non-operating expense increased $21,000 to $30,000 for the six-month period ended September 30, 2015 principally due to interest expense on the outstanding Revolving Credit Facility due to higher borrowing levels.

Pretax earnings increased $1,731,000 (64%) to $4,426,000 for the six-month period ended September 30, 2015 compared to the prior comparable period.

During the six-month period ended September 30, 2015, the Company recorded $1,368,000 in income tax expense, which resulted in an estimated annual tax rate of 31%, compared to the rate of 30% for the comparable prior period. The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

Liquidity and Capital Resources

As of September 30, 2015 the Company's working capital amounted to $23,851,000, a decrease of $6,574,000 compared to March 31, 2015. As mentioned, the fair value of marketable securities in Insignia were reclassified during this first quarter of the current fiscal year from current assets to non-current assets of $4,136,000.

On April 1, 2015, the Company replaced the existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS and GAS may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $22.0 million, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.75 to 1.0, and a maximum consolidated leverage ratio of 3.5 to 1.0. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of or modification to materially reduce the scope of the services required to be provided under certain agreements with FedEx Corporation, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

At September 30, 2015, aggregate outstanding borrowings under the Revolving Credit Facility were approximately $1,382,000.

The Company is exposed to changes in interest rates on the Revolving Credit Facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the six months ended September 30, 2015, the change in interest expense for that period would have been approximately $4,500.

Following is a table of changes in cash flow for the respective periods ended September 30, 2015 and 2014:

	Six Months Ended September 30,
	2015	2014

Net Cash (Used in) Operating Activities	$(3,981,000)	$(576,000)
Net Cash (Used in) Investing Activities	(2,358,000)	(4,191,000)
Net Cash Provided by (Used in) Financing Activities	(3,618,000)	1,218,000

Net Decrease in Cash and Cash Equivalents	$(9,957,000)	$(3,549,000)

Cash used in operating activities was $3,405,000 more for the six-month period ended September 30, 2015 compared to the similar prior year period, resulting from a variety of offsetting factors. The most significant factor was cash used to increase inventory for the ground equipment sales segment to support the substantial increase in backlog of September 30, 2015 of $24.4 million.

Cash used in investing activities for the six-month period ended September 30, 2015 was $1,833,000 less than the comparable prior year period due primarily to a decrease of $2,110,000 in purchases of marketable securities in the current quarter, and proceeds from sale of property and equipment of $824,000 that occurred in the prior comparable quarter that did not recur in the current quarter.

Cash used in financing activities was $4,836,000 higher in the six-month period ended September 30, 2015, than in the corresponding prior year period primarily due to $3,618,000 in payment on the line of credit in the current year quarter. Cash borrowing under the line of credit at September 30, 2015 totaled $1,382,000.

Impact of Inflation

The Company believes that inflation has not had a material effect on its operations, because increased costs to date have been passed on to its customers. Under the terms of the new dry-lease agreements, certain cost components of the air cargo segment’s operations consisting principally of fuel, landing fees, third-party maintenance, parts and certain other direct operating costs, and certain maintenance costs are reimbursed, without markup, by the customer, but certain operational crew costs are borne by the Company and are not reimbursed. Significant increases in inflation rates could have a material impact on future revenue and operating income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits
No.	Description

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 5, 2015

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