Form 10-Q
period 2015-12-31
AIR T INC
filed 2016-02-05
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2015
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 29, 2016
Common Shares, par value of $.25 per share	2,372,527

AIR T, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Operating Revenues:
Overnight air cargo	$18,674,458	$12,973,810	$48,949,401	$36,626,144
Ground equipment sales	20,344,287	12,639,354	45,666,664	35,902,468
Ground support services	6,559,110	5,279,822	17,974,239	14,767,637
Printing equipment and maintenance	1,035,000	-	1,035,000	-
Leasing	5,718	-	5,718	-
	46,618,573	30,892,986	113,631,022	87,296,249

Operating Expenses:
Flight-air cargo	9,823,987	5,641,402	25,597,653	15,943,068
Maintenance-air cargo	6,499,073	6,174,155	17,061,811	16,684,148
Ground equipment sales	14,629,183	9,474,732	33,229,603	27,429,825
Ground support services	5,358,593	4,366,863	15,137,050	12,160,830
Printing equipment and maintenance	1,376,000	-	1,376,000	-
Research and development	216,000	-	216,000	-
General and administrative	4,585,364	3,654,280	12,050,479	10,636,068
Depreciation and amortization	296,474	221,654	667,595	660,825
Gain on sale of property and equipment	(56,218)	(780,920)	(50,837)	(1,054,781)
	42,728,456	28,752,166	105,285,354	82,459,983

Operating Income	3,890,117	2,140,820	8,345,668	4,836,266

Non-operating Income (Expense):
Realized gain	4,163	78	4,163	8,487
Investment income	-	970	-	8,698
Interest expense and other	50,920	(2,798)	21,289	(19,079)
	55,083	(1,750)	25,452	(1,894)

Income Before Income Taxes	3,945,200	2,139,070	8,371,120	4,834,372

Income Taxes	1,499,000	690,617	2,867,000	1,494,821

Net Income	2,446,200	1,448,453	5,504,120	3,339,551

Net Loss Attributable to Non-controlling
Interests	525,140	-	525,140	-

Net Income Attributable to Air T, Inc. Stockholders	$2,971,340	$1,448,453	$6,029,260	$3,339,551

Earnings Per Share:
Basic	$1.25	$0.61	$2.54	$1.42
Diluted	$1.24	$0.61	$2.52	$1.41

Weighted Average Shares Outstanding:
Basic	2,372,527	2,357,637	2,372,527	2,355,901
Diluted	2,396,999	2,381,214	2,396,645	2,373,500

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net income	$2,446,200	$1,448,453	$5,504,120	$3,339,551

Other comprehensive income (loss):

Foreign currency translation	(18,000)	-	(18,000)	-

Unrealized gains on investment securities available for sale	1,030,265	672,620	163,835	550,787

Tax effect of unrealized gains on investment securities available for sale	(370,895)	(242,139)	(58,981)	(197,676)

Total unrealized gains on investment securities available for sale, net of tax	659,370	430,481	104,854	353,111

Reclassification of (gains) losses on investment securities available for sale included in net income	6,837	(78)	6,837	(8,487)

Tax effect of reclassification of (gains) losses on investment securities available for sale included in net income	(2,461)	24	(2,461)	3,093

Reclassification adjustment for realized gains, net of tax	4,376	(54)	4,376	(5,394)

Total other comprehensive income	645,746	430,427	91,230	347,717

Total comprehensive income	3,091,946	1,878,880	5,595,350	3,687,268

Comprehensive loss attributable to the non-controlling interests	536,140	-	536,140	-

Comprehensive income attributable to Air T, Inc. stockholders	$3,628,086	$1,878,880	$6,131,490	$3,687,268

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015 **	March 31, 2015 *
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,287,316	$14,165,120
Marketable securities	3,921,690	5,278,752
Accounts receivable, less allowance for doubtful accounts of $183,000 and $222,000	14,969,012	9,534,563
Notes and other receivables-current	954,240	816,606
Income tax receivable	-	195,000
Inventories	11,557,592	7,789,649
Deferred income taxes	216,559	278,000
Prepaid expenses and other	1,189,235	612,334
Total Current Assets	38,095,644	38,670,023

Investments in Available-For-Sale Securities	4,744,406	-

Property and Equipment, net	4,516,440	2,571,499

Cash Surrender Value of Life Insurance Policies	2,110,830	1,990,671
Other Assets	289,967	224,188
Total Assets	$49,757,287	$43,456,382

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$5,629,318	$4,715,709
Income tax payable	872,267	-
Accrued expenses	5,456,011	3,529,451
Short-term debt	208,000	-
Total Current Liabilities	12,165,596	8,245,160

Long-term Debt	11,000	5,000,000
Deferred Income Taxes	416,000	416,000
Other Non-current Liabilities	53,690	-

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 shares issued and outstanding	593,131	593,131
Additional paid-in capital	4,936,518	4,929,090
Retained earnings	30,437,175	24,407,915
Accumulated other comprehensive loss	(32,683)	(134,913)
Total Air T, Inc. Stockholders' Equity	35,934,141	29,795,223
Non-controlling Interests	1,176,860	-
Total Equity	37,111,001	29,795,223
Total Liabilities and Equity	$49,757,287	$43,456,382

* Derived from audited consolidated financial statements

** Includes VIE assets of $8,015,000 and VIE liabilities of $3,617,000 - Note 9

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,504,120	$3,339,551
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Gain) on sale of marketable securities	6,837	(8,487)
Gain on sale of property and equipment	(50,837)	(1,054,781)
Change in accounts receivable and inventory reserves	(157,059)	(245,358)
Depreciation and amortization	667,595	660,825
Change in cash surrender value of life insurance	(120,159)	(117,305)
Warranty reserve	(93,228)	103,065
Compensation expense related to stock options	31,000	8,958
Change in operating assets and liabilities:
Accounts receivable	(3,576,456)	(3,146,977)
Notes receivable and other non-trade receivables	(137,634)	475,715
Inventories	383,383	4,574,019
Prepaid expenses and other	80,138	214,623
Accounts payable	(565,144)	(27,889)
Accrued expenses	152,974	1,041,090
Income tax payable	897,266	1,257,385
Non-current liabilities	(34,310)	-
Total adjustments	(2,515,634)	3,734,883
Net cash provided by operating activities	2,988,486	7,074,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(3,278,466)	(4,109,201)
Proceeds from sale of investment securities available for sale	54,958	515,045
Cash inflow from acquisition of Delphax interests	78,000	-
Capital expenditures	(1,051,055)	(1,774,495)
Proceeds from sale of property and equipment	185,830	3,357,810
Net cash used in investing activities	(4,010,733)	(2,010,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	14,472,273	1,330,888
Payment on line of credit	(19,291,273)	(1,330,888)
Payment on Delphax senior credit facility	(3,031,000)	-
Proceeds from lease funding	7,428	-
Proceeds from exercise of stock options	-	124,350
Repurchase of stock options	-	(130,335)
Net cash used in financing activities	(7,842,572)	(5,985)

Effect of foreign currency exchange rates on cash and cash equivalents	(12,985)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,877,804)	5,057,608
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,165,120	3,758,888
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,287,316	$8,816,496

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$1,288,474	$1,132,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$56,546	$19,152
Income taxes	1,966,881	240,618

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Non-controlling interest	Total Equity
Balance, March 31, 2014	2,355,027	$588,756	$4,855,093	$21,923,988	$(7,780)	$-	$27,360,057

Net income	-	-	-	3,339,551	-	-	3,339,551

Unrealized gain from marketable securities, net of tax	-	-	-	-	347,717	-	347,717

Exercise of stock options	15,000	3,750	120,600	-	-	-	124,350

Compensation expense related to stock options	-	-	8,957	-	-	-	8,957

Repurchase of stock options	-	-	(130,335)	-	-	-	(130,335)

Balance, December 31, 2014	2,370,027	$592,506	$4,854,315	$25,263,539	$339,937	$-	$31,050,297

	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Non-controlling interest	Total Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Initial consolidation of Delphax	-	-	-	-	-	1,713,000	1,713,000

Net income (loss)	-	-	-	6,029,260	-	(525,140)	5,504,120

Unrealized gain from marketable securities, net of tax	-	-	-	-	109,230	-	109,230

Foreign currency translation	-	-	-	-	(7,000)	(11,000)	(18,000)

Funding on residual sharing agreements	-	-	7,428	-	-	-	7,428

Balance, December 31, 2015	2,372,527	$593,131	$4,936,518	$30,437,175	$(32,683)	$1,176,860	$37,111,001

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

New Accounting Pronouncements

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

In February 2015, a standard was issued that amends the guidance that reporting entities apply when evaluating whether certain legal entities should be consolidated. The Company will be required to adopt the standard as of the first quarter of its fiscal year ending March 31, 2017. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In April 2015, a standard was issued that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is evaluating the impact of adoption of the standard on its consolidated financial statements.

In July 2015, a standard was issued that amends existing guidance to simplify the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. It is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

In September 2015, a standard was issued that simplifies the accounting for measurement period adjustments associated with a business combination by eliminating the requirement to restate prior period financial statements for measurement period adjustments when measurements were incomplete as of the end of the reporting period that includes the business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. It is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating whether it will adopt this new standard during the fiscal year ended March 31, 2016, or wait until required adoption in the following fiscal year.

In January 2016, the Financial Accounting Standard Board (FASB) published Accounting Standards Update (ASU) 2016-01 Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities that amends the guidance on the classification and measurement of financial instruments. ASU 2016-01 becomes effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods therein. All other entities are provided a one-year deferral. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (ASC) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new Topic, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

2.	Acquisition of Interests in Delphax

Pursuant to a Securities Purchase Agreement dated as of October 2, 2015 (the “Securities Purchase Agreement”) among the Company, Delphax Technologies Inc. (“Delphax”) and its subsidiary, Delphax Technologies Canada Limited (“Delphax Canada”), on November 24, 2015 (the “Closing Date”), the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax Canada for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest under, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from Delphax Canada on October 2, 2015 pursuant to the Securities Purchase Agreement and (ii) for $1,050,000 in cash a total of 43,000 shares of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events).

Principal under the Senior Subordinated Note is due on October 24, 2020 and bears interest at an annual rate of 8.5%. Interest is to be paid in kind until, in the absence of specified events, November 24, 2017. Thereafter, interest is to be paid in cash. Interest in kind is to be paid monthly, while interest payable in cash is to be paid quarterly. The Senior Subordinated Note is guaranteed by Delphax and is secured by security interests granted by Delphax and Delphax Canada in their respective inventories, equipment, accounts receivable, cash, deposit accounts, contract rights and other specified property, as well as a pledge by Delphax of the outstanding capital stock of its subsidiaries, including Delphax Canada. Pursuant to the terms of a subordination agreement (the “Subordination Agreement”) entered into on October 2, 2015 by Delphax, Delphax Canada, the Company and the senior lender (the “Senior Lender”) that provides a revolving credit facility under an agreement with Delphax and Delphax Canada (the “Senior Credit Agreement”), the Company’s rights with respect to payment under and enforcement of the Senior Subordinated Note, and enforcement of its security interests are subordinated to the rights of the Senior Lender under the Senior Credit Agreement.

Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments, and has no liquidation preference over shares of common stock of Delphax. No dividends are required to be paid with respect to the shares of Series B Preferred Stock, except that ratable dividends (on an as-converted basis) are to be paid in the event that dividends are paid on the common stock of Delphax. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans at the Closing Date, the number of shares of common stock underlying the Series B Preferred Stock purchased by the Company represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company and approximately 31% of the outstanding shares of common stock assuming conversion of the Series B Preferred Stock and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans.

Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to the Company under the Senior Subordinated Note or the Company continues to hold a specified number of the Series B Preferred Stock and interests in the Warrant sufficient to permit it to acquire up to 50% of the number of shares of Series B Preferred Stock initially purchasable under the Warrant (or holds shares of Series B Preferred Stock acquired in connection with the exercise of the Warrant equal to 50% of the number of shares of Series B Preferred Stock initially purchasable under the Warrant), then

●

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

Pursuant to the provision described above, beginning on November 24, 2015, three designees of the Company were elected to the board of directors of Delphax, which had a total of seven members following their election.

The Warrant expires on November 24, 2021. The Warrant provides that, prior to any exercise of the Warrant, the holder of the Warrant must first make a good faith written tender offer to existing holders of Delphax common stock to purchase an aggregate amount of common stock equal to the number of shares of common stock issuable upon conversion of the Series B Preferred Stock that would be purchased upon such exercise of the Warrant. The Warrant requires that the per share purchase price to be offered in such tender offer would be equal to the then-current exercise price of the Warrant divided by the then-current conversion rate of the Series B Preferred Stock. To the extent that shares of common stock are purchased by the holder in the tender offer, the amount of shares of Series B Preferred Stock purchasable under the Warrant held by such holder is to be ratably reduced. The Warrant is to provide that it may be exercised for cash, by surrender of principal and interest under the Senior Subordinated Note equal to 0.95 times the aggregate exercise price or by surrender of a portion of the Warrant having a value equal to the aggregate exercise price based on the difference between the Warrant exercise price per share and an average market value, measured over a 20-trading day period, of Delphax common stock that would be acquired upon conversion of one share of Series B Preferred Stock.

As a result of the above transactions, the Company determined that it had obtained control over Delphax and it included Delphax in its consolidated financial statements beginning on November 24, 2015.

The following table summarizes the preliminary fair values of consolidated Delphax assets and liabilities as of the Closing Date:

November 24, 2015
(Unaudited)
ASSETS
Cash and cash equivalents	$586,000
Accounts receivable, net	1,820,000
Inventories	5,327,000
Other current assets	722,000
Property and equipment	408,000
Total assets	$8,863,000

LIABILITIES
Accounts payable	$1,482,000
Accrued expenses	1,833,000
Income tax payable	170,000
Debt	3,577,000
Other long-term liabilities	88,000
Total liabilities	$7,150,000

Net Assets	$1,713,000

The above table reflects the assets and liabilities of Delphax immediately prior to the Company’s investments. As such, the Company’s equity and debt investments of $1,050,000 and $2,500,000, respectively, are not reflected. Delphax’s debt at that time included approximately $508,000 due under the 90-Day Senior Subordinated Note.

The Company’s accounting for its acquisition of interests in Delphax is currently incomplete. Therefore, as permitted by ASC 805, the above amounts are provisional. The Company anticipates finalizing its accounting for this business combination in the fourth quarter of the current fiscal year.

Direct costs relating to the above transactions of $110,000 were expensed as incurred during the three and nine-month periods ended December 31, 2015, and are included in general and administrative expenses in the condensed consolidated statements of income and comprehensive income.

3.	Income Taxes

Income taxes have been provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The income tax provision for the nine-month period ended December 31, 2015 differs from the federal statutory rate partially due to the effect of state income taxes, the federal domestic production activities deduction, and the Company’s share of Delphax’s consolidated net loss. The effective tax rate for the nine-month period ended December 31, 2015 also reflects the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the nine-month periods ended December 31, 2015 and 2014, the Company recorded income tax expense of $2,867,000 and $1,495,000, respectively. For the three-month period ended December 31, 2015, the tax expense was $1,499,000 compared to $691,000 of tax expense recorded for the prior comparable quarter.

As described in Note 2, effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 38%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has three foreign subsidiaries located in Canada, France, and the United Kingdom which file tax returns in those jurisdictions. With few exceptions, Delphax is no longer subject to examinations by income tax authorities for tax years before 2011.

Delphax maintains a September 30 fiscal year. As of September 30, 2015, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $13.9 million and $8.0 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $3.9 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $325,000 are available to offset future income tax with no expiration date. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax acquisition on November 24, 2015, the Company established a full valuation allowance against Delphax’s net deferred tax assets of approximately $11,661,000. The corresponding valuation allowance at December 31, 2015 was approximately $12,003,000. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established.

4.	Net Earnings Per Share

Basic earnings per share have been calculated by dividing net earnings attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee and director stock options were considered potential common shares and were included in the weighted average common shares, unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net earnings attributable to Air T, Inc.
Stockholders	$2,971,340	$1,448,453	$6,029,260	$3,339,551
Earnings Per Share:
Basic	$1.25	$0.61	$2.54	$1.42
Diluted	$1.24	$0.61	$2.52	$1.41
Weighted Average Shares Outstanding:
Basic	2,372,527	2,357,637	2,372,527	2,355,901
Diluted	2,396,999	2,381,214	2,396,645	2,373,500

For the three and nine-month periods ended December 31, 2015 and 2014, there were no stock options outstanding that were anti-dilutive.

5.	Investment Securities Available For Sale

The marketable securities held by the Company as of December 31, 2015 and March 31, 2015 are classified as available for sale securities. Available-for-sale securities at December 31, 2015 consisted of investments in publicly traded companies with a fair market value of $8,666,000, an aggregate cost basis of $8,706,000, gross unrealized gains aggregating $477,000 and gross unrealized losses aggregating $517,000. Marketable securities at March 31, 2015 consisted of investments with a fair value of $5,279,000, an aggregate cost basis of $5,490,000, gross unrealized gains aggregating $0 and gross unrealized losses aggregating $211,000. Securities in a loss position at December 31, 2015 had a fair market value of $6,255,000 and have been in a continuous loss position in the amount of $517,000 for less than twelve months. Securities in a loss position at March 31, 2015 had a fair value of $4,168,000 and had been in a continuous loss position in the amount of $176,000 for less than twelve months and securities in a loss position in the amount of $35,000 for greater than twelve months had a fair value of $1,111,000. The Company realized gains of $859 and $78 from the sale of securities during the three-month period ended December 31, 2015 and December 31, 2014 respectively. For the nine-month period ended December 31, 2015, the Company realized a loss of $7,696 and no loss for the prior comparable period for the sale of marketable securities. A gain of $859 and $8,487 was also realized for the nine-month periods ended December 31, 2015 and December 31, 2014 respectively. The marketable securities held by the Company as of December 31, 2015 and March 31, 2015 are classified as available for sale securities. The Company does not intend to liquidate marketable securities holdings in Insignia Systems, Inc. (“Insignia”) within twelve months; as a result, the fair value of marketable securities in Insignia were reclassified from current to non-current assets during the quarter ended June 30, 2015 and are reported as investments in available-for-sale securities at December 31, 2015. Investments in Insignia at December 31, 2015 had an aggregate cost basis of $5,106,000 and sustained gross unrealized losses aggregating $362,000. All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

6.	Inventories

Inventories consisted of the following:

	December 31, 2015	March 31, 2015

Ground support service parts	$1,529,931	$938,072
Printing equipment and maintenance
Raw materials	3,702,883	-
Work in process	354,408	-
Finished goods	937,166	-
Ground equipment manufacturing:
Raw materials	2,270,630	2,583,797
Work in process	964,274	1,535,152
Finished goods	2,117,512	3,045,761
Total inventories	11,876,804	8,102,782
Reserves	(319,212)	(313,133)

Total inventories, net	$11,557,592	$7,789,650

7.	Stock-Based Compensation

The Company maintains a stock option plan for the benefit of certain eligible employees and directors. In addition, Delphax maintains a number of stock option plans. Compensation expense is recognized for stock options based on their grant-date fair values over the requisite service period. The Company and Delphax use the Black-Scholes option pricing model to value stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

No options were granted or exercised under the Company’s stock option plan during the three and nine-month periods ended December 31, 2015. During the three-month period ended December 31, 2014, options for 15,000 shares were exercised, options for 2,500 shares were repurchased by the Company and cancelled, and options for 6,000 shares expired. For the nine-month period ended December 31, 2014, options for 15,000 shares were exercised, options for 32,000 shares were repurchased by the Company and cancelled, and options for 6,000 shares expired. Stock-based compensation expense in the amount of $0 and $8,958 was recognized for the Company’s stock option plan in the nine-month periods ended December 31, 2015 and 2014, respectively. At December 31, 2015, there was no unrecognized compensation expense related to the Company stock option plan.

As noted above, Delphax maintains a number of stock option plans. These plans were in place at the time of the Company’s acquisition of interests in Delphax. Subsequent to this acquisition, Delphax granted 1.2 million non-qualified options to purchase shares of its common stock to certain of its employees at an exercise price of $0.33 per share. For the period from the acquisition through December 31, 2015 there was approximately $31,000 of stock-based compensation expense recorded related to Delphax’s stock-based compensation arrangements. As of December 31, 2015, Delphax had a total of approximately $373,000 in unrecognized compensation cost associated with its stock option plans.

8.	Financing Arrangements

On April 1, 2015, the Company replaced its existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company and its wholly-owned operating subsidiaries may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017. Borrowings under the Revolving Credit Facility, together with hedging obligations, if any, owing to the lender under the Revolving Credit Facility or any affiliate of such lender, are secured by a first-priority security interest in substantially all assets of the Company and the other borrowers (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing), but excluding interests in real property.

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

As of December 31, 2015, pursuant to the Senior Credit Agreement, Delphax maintained a $7.0 million revolving senior credit facility, subject to a borrowing base of Delphax’s North American accounts receivable and inventories. The facility, which is secured by substantially all of Delphax’s North American assets, expires in November 2018, prohibits payment of cash dividends by Delphax, and is subject to certain financial covenants. The facility provides for interest based upon the prime rate plus a margin (4.25% as of December 31, 2015). As of December 31, 2015, Delphax had aggregate borrowings of approximately $181,000 outstanding under the facility. As of December 31, 2015, an additional $2,828,000 was available under the facility. Delphax also has a secured equipment loan with its senior lender. This loan had an original principal amount of $134,000 and provides for monthly payments of $2,000, plus interest based on the prime rate plus a margin (4.50% as of December 31, 2015). As of December 31, 2015, the remaining balance of this loan was $38,000.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

9.	Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

●	the power to direct the activities that most significantly impact the economic performance of the VIE; and

●	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

As described in Note 2, the Company acquired Delphax Series B Preferred Stock, loaned funds to Delphax, and acquired the Warrant. In accordance with ASC 810, the Company evaluated whether Delphax was a VIE as of November 24, 2015. Based principally on the fact that the Company granted Delphax subordinated financial support, the Company determined that Delphax was a VIE on that date. Therefore, it was necessary for the Company to assess whether it held any “variable interests”, as defined in ASC 810, in Delphax. The Company concluded that its investments in Delphax’s equity and debt, and its investment in the Warrant, each constituted a variable interest. Based on its determination that it held variable interests in a VIE, the Company was required to assess whether it was Delphax’s “primary beneficiary”, as defined in ASC 810.

After considering all relevant facts and circumstances, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. While various factors informed the Company’s determination, particular weight was given to the Company’s current representation on Delphax’s board of directors and the provision described in Note 2 which grants the Company control of such board beginning June 1, 2016. Since the Company became Delphax’s primary beneficiary on November 24, 2015, the Company included Delphax in its consolidated financial statements beginning on that date.

Refer to Note 2 for the provisional fair value of the assets and liabilities of Delphax on the acquisition date.

The following table sets forth the carrying values of assets and liabilities of Delphax as of December 31, 2015:

December 31, 2015
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$276,000
Accounts receivable, net	1,838,000
Inventories	4,869,000
Other current assets	612,000
Total current assets	7,595,000
Property and equipment	391,000
Other Assets	29,000
Total assets	$8,015,000

LIABILITIES
Current liabilities:
Accounts payable	$1,197,000
Income tax payable	170,000
Accrued expenses	1,982,000
Short-term debt	208,000
Total current liabilities	3,557,000
Long-term debt	2,511,000
Other long-term liabilities	49,000
Total liabilities	$6,117,000

Net Assets	$1,898,000

Long-term debt as reflected in the above table includes $2,500,000 due to the Company from Delphax Canada under the Senior Subordinated Note. This debt was eliminated for purposes of the Company’s accompanying December 31, 2015 condensed consolidated balance sheet.

The assets of Delphax and its subsidiaries can only be used to satisfy the obligations of Delphax and subsidiaries. Furthermore, the creditors of Delphax and its subsidiaries do not have recourse to the assets of Air T, Inc. or its subsidiaries.

Revenue and Expenses of Delphax. Delphax’s revenues and expenses are included in the Company’s consolidated financial statements beginning November 24, 2015. Revenues and expenses prior to the date of initial consolidation are excluded. The following table sets forth the revenue and expenses of Delphax that are included in the Company’s consolidated statements of income for the three and nine months ended December 31, 2015.

Three and Nine Months Ended December 31, 2015
(Unaudited)

Operating Revenues	$1,035,000

Operating Expenses:
Cost of sales	1,376,000
General and administrative	309,000
Research and development	216,000
Depreciation and amortization	17,000
1,918,000
Operating Loss	(883,000)

Non-operating Income	36,000

Loss Before Income Taxes	(847,000)

Income Taxes	-

Net Loss	$(847,000)

10.	Geographical information

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
United States, the Company’s country of domicile	$4,135,440	$2,571,499
Foreign	381,000	-
Total tangible long-lived assets	$4,516,440	$2,571,499

11.	Segment information

The Company has five business segments. The overnight air cargo segment, comprised of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, comprised of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, comprised of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is comprised of Delphax and its subsidiaries, which was consolidated for financial accounting purposes beginning November 24, 2015. Delphax designs, manufactures and sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales is related to service and support provided after the sale. Delphax has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East. The Company’s newly established leasing segment, comprised of the Company’s Air T Global Leasing, LLC subsidiary, provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. Air T Global Leasing, LLC commenced operations during the quarter ended December 31, 2015.

Each business segment has separate management teams and infrastructures that offer different products and services. The Company evaluates the performance of its business segments based on operating income.

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Operating Revenues:
Overnight Air Cargo	$18,674,458	$12,973,810	$48,949,401	$36,626,144
Ground Equipment Sales:
Domestic	19,024,052	9,142,043	41,165,115	23,775,339
International	1,320,235	3,497,312	4,501,549	12,127,129
Total Ground Equipment Sales	20,344,287	12,639,355	45,666,664	35,902,468
Ground Support Services	6,559,110	5,279,822	17,974,239	14,767,637
Printing Equipment and Maintenance
Domestic	789,000	-	789,000	-
International	246,000	-	246,000	-
Total Printing Equipment and Maintenance	1,035,000	-	1,035,000	-
Leasing	5,718	-	5,718	-
Total	$46,618,573	$30,892,987	$113,631,022	$87,296,249

Operating Income (Loss):
Overnight Air Cargo	$1,413,667	$602,776	$3,394,326	$1,425,692
Ground Equipment Sales	3,874,921	1,704,445	8,013,932	4,448,349
Ground Support Services	25,829	262,099	(392,002)	574,212
Printing Equipment and Maintenance	(883,000)	-	(883,000)	-
Leasing	1,378	-	1,378	-
Corporate	(542,678)	(428,500)	(1,788,966)	(1,611,987)
Total	$3,890,117	$2,140,820	$8,345,668	$4,836,266

Capital Expenditures:
Overnight Air Cargo	$6,618	$152,606	$82,607	$240,945
Ground Equipment Sales	119,455	8,299	338,194	1,357,847
Ground Support Services	220,816	60,367	429,588	175,703
Printing Equipment and Maintenance	-	-	-	-
Corporate	190,733	-	200,666	-
Total	$537,622	$221,272	$1,051,055	$1,774,495

Depreciation and Amortization:
Overnight Air Cargo	$37,068	$39,371	$106,161	$118,411
Ground Equipment Sales	165,401	135,585	364,465	393,767
Ground Support Services	60,993	40,645	149,560	126,540
Printing Equipment and Maintenance	17,000	-	17,000	-
Leasing	2,195	-	2,195	-
Corporate	13,817	6,054	28,214	22,107
Total	$296,474	$221,655	$667,595	$660,825

12.	Commitments and Contingencies

The Company is currently involved in certain product liability-related matters and employment and other matters, which involve pending or threatened legal proceedings. Management believes that these threatened or pending legal proceedings, if adversely decided, would not have a material adverse effect on the Company's results of operations or financial position.

13.	Subsequent Events

Management performs an evaluation of events that occur after the consolidated balance sheet date, but before the consolidated financial statements are issued, for potential recognition or disclosure of such events in the Company’s consolidated financial statements.

Overnight Air Cargo.

At December 31, 2015, MAC and CSA operated an aggregate of 18 ATR aircraft and an aggregate of 61 Cessna Caravan aircraft under agreements with FedEx Corporation. In January 2016, FedEx advised MAC that effective at the end of February 2016 it would be transferring an ATR aircraft operated by MAC to another feeder operator to meet scheduling needs. The administrative revenue related to an ATR aircraft is significantly greater than the administrative revenue related to the operation of a Cessna Caravan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company has five business segments. The overnight air cargo segment, comprised of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, comprised of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, comprised of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is comprised of Delphax, which was consolidated for financial accounting purposes beginning November 24, 2015. Delphax designs, manufactures and sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales is related to service and support provided after the sale. Delphax has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East. The Company’s newly established leasing segment comprised of the Company’s Air T Global Leasing, LLC subsidiary, Air T Global Leasing, LLC provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. Air T Global Leasing, LLC commenced operations during the quarter ended December 31, 2015. Each business segment has separate management teams and infrastructures that offer different products and services. The Company evaluates the performance of its business segments based on operating income.

As described in more detail in Note 2 of the notes to the accompanying condensed consolidated financial statements, on November 24, 2015, the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax’s Canadian operating subsidiary for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from that Delphax subsidiary on October 2, 2015 and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans, at December 31, 2015 the number of shares of common stock underlying the Shares represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares and approximately 31% of the outstanding shares assuming conversion of the Shares and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans. Under the agreement that provided for the Company’s purchase of these interests, on November 24, 2015 three designees of the Company (including Nick Swenson, the Company’s President, Chief Executive Officer and Chairman, and Michael Moore, the President of the Company’s GGS subsidiary) were elected to the board of directors of Delphax, which had a total of seven members following their election. Mr. Moore has been elected as non-executive Chairman of Delphax’s board of directors. Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to the Company under the Senior Subordinated Note or the Company continues to hold a specified number of the Shares and interests in the Warrant holders of the Series B Preferred Stock, voting as a separate class, the Company would be entitled to elect, after June 1, 2016, four-sevenths of the members of the board of directors of Delphax and, without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions.

As a result of these transactions, the Company determined that it had obtained control over Delphax in conjunction with the acquisition of the interests described above, and it has consolidated the relevant financial information of Delphax in its consolidated financial statements beginning on November 24, 2015. The operating loss attributable to Delphax included in the Company’s condensed consolidated statements of operations for the three and nine-months ended December 31, 2015 was approximately $883,000. This operating loss is included in the Company’s consolidated net income for such periods. The Company’s consolidated net income attributable to Air T, Inc. stockholders eliminates the net loss attributable to the non-controlling interest in Delphax.

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2015		2014		2015		2014

Overnight Air Cargo Segment:
FedEx	$18,674	40%	$12,974	42%	$48,949	43%	$36,626	42%

Ground Equipment Sales Segment:
Military	183	0%	945	3%	503	0%	5,477	6%
Commercial - Domestic	18,841	40%	8,197	27%	40,662	36%	18,298	21%
Commercial - International	1,320	4%	3,497	11%	4,502	4%	12,127	14%
	20,344	44%	12,639	41%	45,667	40%	35,902	41%

Ground Support Services Segment	6,559	14%	5,279	17%	17,974	16%	14,768	17%

Printing Equipment and Maintenance
Domestic	789	2%	-	0%	789	1%	-	0%
International	246	0%	-	0%	246	0%	-	0%
	1,035	2%	-	0%	1,035	1%	-	0%

Leasing	6	0%	-	0%	6	0%	-	0%

	$46,618	100%	$30,892	100%	$113,631	100%	$87,296	100%

MAC and CSA provide overnight small package airfreight delivery services on a contract basis throughout the eastern half of the United States and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. Under the dry-lease service contracts in place through May 31, 2015, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. The pass through costs totaled $8,709,000 and $23,756,000 for the three and nine-month periods ended December 31, 2014.

Effective June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replace all prior dry-lease service contracts.  The new dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  The new dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The new dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs.  The pass through costs totaled $9,704,000 for the three months ended December 31, 2015 and $25,483,000 for the nine-month period ended December 31, 2015. Unlike the prior dry-lease contracts, under the new dry-lease agreements, certain operational crew costs incurred by MAC and CSA in operating the aircraft under the new dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are to be borne solely by MAC and CSA.  Under the new dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts.  Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008.  The new dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.  The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked.

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

At December 31, 2015, MAC and CSA operated an aggregate of 18 ATR aircraft and an aggregate of 61 Cessna Caravan aircraft under agreements with FedEx. None of these aircraft were soft-parked (soft-parked aircraft remain covered under the agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation). In January 2016, FedEx advised MAC that effective at the end of February 2016 it was transferring an ATR aircraft operated by MAC to another feeder operator to meet scheduling needs. The administrative revenue related to an ATR aircraft is significantly greater than the administrative revenue related to the operation of a Cessna Caravan.

MAC and CSA combined contributed approximately $48,949,000 and $36,626,000 to the Company’s revenues for the nine-month periods ended December 31, 2015 and 2014, respectively, a current year increase of $12,323,000 (34%). The increase in revenue was due principally to the changes in the dry-lease agreements described above.

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

GGS contributed approximately $45,667,000 and $35,902,000 to the Company’s revenues for the nine-month periods ended December 31, 2015 and 2014, respectively, representing a $9,764,000 (27%) increase. At December 31, 2015, GGS’s order backlog was $10.8 million compared to $7.2 million at December 31, 2014 and $24.4 million at September 30, 2015.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At December 31, 2015, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 100 customers at 70 North American airports.

GAS contributed approximately $17,974,000 and $14,768,000 to the Company’s revenues for the nine-month periods ended December 31, 2015 and 2014, respectively, representing a $3,207,000 (22%) increase.

Delphax designs, manufactures and sells advanced digital print production equipment, and the sells maintenance contracts, spare parts, supplies and consumable items for these systems. A significant portion of Delphax’s net sales is related to service and support provided after the equipment sale. The Company’s investments in Delphax are intended to support the commercial rollout and manufacturing costs of the new Delphax elan™ 500 digital color print system, which combines advances in inkjet and paper-handling technologies in a production class sheet-fed system offering full CMYK color and 1600 dpi print quality at speeds of up to 500 letter impressions per minute. For the period from the acquisition of interests in Delphax on November 24, 2015 through December 31, 2015, Delphax generated revenues of approximately $1,035,000.

Air T Global Leasing, LLC, which commenced operations during the three months ended December 31, 2015, contributed revenues of approximately $6,000.

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah, and initially capitalized with $250,000. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the Company’s insurance programs and underwrites third-party risk through certain reinsurance arrangements. The activities of SAIC are included within the corporate results in the accompanying condensed consolidated financial statements (see Note 11).

Third Quarter Highlights

The third quarter of fiscal 2016 saw the Company’s revenues increase by $15,726,000 (51%) from the prior year comparable quarter. Operating income increased by $ 1,749,000 (82%) compared to the prior year comparable quarter. These results represent a robust third quarter that was positively impacted by higher volume of GGS deicer sales and increased profitability, along with the favorable impact of the new dry-lease agreements with FedEx. In addition, operating income for the third quarter ended December 31, 2015 included the $883,000 operating loss at Delphax. Operating income for the prior year quarter included a gain on sale of property and equipment of $781,000 arising from the sale of the Company-owned aircraft and de-icing units held for lease. The gain on sale of property and equipment for the fiscal 2016 quarter was $56,000.

Revenues from the air cargo segment increased by $5,701,000 (44%) compared to the third quarter of the prior fiscal year. Administrative fee revenues increased to reflect the greater administrative fee amounts paid under the new lease agreements which became effective on June 1, 2015. The maintenance revenues increased to reflect the higher hourly maintenance labor rate during fiscal 2016. Operating income for the air cargo segment increased by $811,000 (135%), as increased administrative fee revenue was offset in part by increases in rental expense for leased aircraft under the new lease agreements.

Revenues for GGS increased by $7,705,000 (61%) compared to the third quarter of the prior fiscal year. GGS has generated operating income of approximately $3,875,000 for the quarter, compared to operating income of $1,704,000 in the prior year’s comparable quarter, a $2,170,000 (127%) increase. GGS’s commercial revenues have increased from the prior year comparable quarter principally attributable to significant increase in commercial domestic deicer sales this quarter as GGS completed a significant order by a major airline company received in June 2015. Gross margins in the segment also improved compared to the prior year comparable quarter as a result of continuing efforts to improve production efficiencies, as well as a change in the product and customer mix. GGS’s profitability increased, with a gross margin percentage of 26.2% for the third quarter of fiscal 2016 compared to 22.8% for the third quarter of the prior fiscal year.

Revenues from GAS increased by $1,279,000 (24%) compared to the third quarter of the prior fiscal year as a result of growth in new markets and services offered to new and existing customers. Operating income for the same period decreased by $236,000 to an operating income of $26,000 as maintenance and parts expenses remain high in select markets. Lower start-up margins on new business and increases in overall operating costs also adversely affected operating income. Operating costs continued to be high in the current period due to investments made in infrastructure to help position GAS for additional growth in new markets and with new customers, including facility upgrades, leadership and support role changes, training and additional quality controls. Although GAS is starting to see growth in the revenue base, it has been slower than expected and new shops experience lower margins than more established locations.

As noted above, Delphax’s operating loss for the period starting November 24, 2015 and ending December 31, 2015 was approximately $883,000. The Company’s investments in Delphax are intended to support the commercial rollout and manufacturing costs of the new Delphax elan™ 500 digital color print system. The Company anticipates that Delphax may continue to generate operating losses until the rollout of the elan™ 500 is successful.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond its control change. Accordingly, actual results could differ materially from estimates. The Company believes that the following are its most significant accounting policies:

Allowance for Doubtful Accounts: An allowance for doubtful accounts receivable is established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivable. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories: The Company’s inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories are based on assessment of the marketability of slow-moving and obsolete inventories. Historical parts usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment, changes in the financial strength of the aviation industry, as well as technological and market changes in the print industry.

Warranty Reserves: GGS warranties its ground equipment products for up to a three-year period from date of sale. Delphax provides a limited warranty for its digital presses and proprietary spare parts and supplies for 90 days after the date of sale, except in the European Union where the warranty period runs until one year after the date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted quarterly as actual warranty cost becomes known.

Income Taxes: Income taxes have been provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized only to the extent that they are more-likely-than-not to be realized. This determination can involve the exercise of significant judgment regarding future profitability.

Revenue Recognition: Cargo revenue is recognized upon completion of contract terms. Maintenance and ground support services revenue is recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Foreign Currency Translation: The financial information of Delphax’s subsidiaries in the United Kingdom and France are measured in their functional currencies, Pound Sterling and Euro, respectively, before translating to U.S. dollars. The functional currency of Delphax’s Canadian subsidiary is the U.S. dollar. Balance sheet items are translated using exchange rates as of the balance sheet date. Relevant consolidated statement of income items are translated using average exchange rates for the applicable period. The gains and losses resulting from the translations of Delphax’s subsidiaries in the United Kingdom and France are recorded as a component of equity.

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered in anticipation of the winter season. The Company attempted to reduce GGS’s seasonal fluctuation in revenues and earnings by seeking military and international sales and broadening its product line to increase revenues and earnings throughout the year. On May 15, 2014, GGS was awarded a contract to supply deicing trucks to the USAF, which replaced a prior contract initially awarded in 2009. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. The overnight air cargo, ground support services, printing equipment and maintenance and leasing segments are not susceptible to seasonal trends.

Results of Operations

Third Quarter Fiscal 2016 Compared to Third Quarter Fiscal 2015

Consolidated revenues increased $15,726,000 (51%) to $46,619,000 for the three-month period ended December 31, 2015 compared to the equivalent prior period. Revenues from the air cargo segment increased by $5,701,000 (44%) compared to the prior year comparable quarter. Administrative fee revenues increased to reflect the greater administrative fee amount paid under the new dry-lease agreements which became effective on June 1, 2015. In addition, the maintenance revenues increased to reflect the higher hourly maintenance labor rate during fiscal 2016. Revenues in the ground equipment sales segment increased $7,705,000 (61%) as a result of an increase in commercial domestic deicer sales due in large part to a significant order by a major airline company received in June 2015. Revenues in the ground support services segment increased $1,279,000 (24%), as a result of the segments’s growth in new markets and in services offered to new and existing customers. Consolidated revenue increased by $1,035,000 due to the inclusion of the printing equipment and maintenance segment in consolidated results due to the acquisition of interests in Delphax on November 24, 2015.

Operating expenses increased $13,976,000 (49%) to $ 42,728,000 for the three-month period ended December 31, 2015 compared to the equivalent prior period. The principal component of the air cargo segment increase, $3,507,000, is due to the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. Ground equipment sales segment operating costs increased $5,534,000 (51%) driven principally by the current quarter’s $7,705,000 (61%) increase in revenues and offset by production efficiencies. Ground support services segment operating costs increased by $1,516,000 (30%) due to increases in maintenance and parts expense, along with investments made in the segment’s infrastructure to help position GAS for additional growth, including facility upgrades, leadership and support role changes, training and additional quality controls. General and administrative expenses increased $931,000 (25%) to $4,585,000 for the three-month period ended December 31, 2015 compared to the equivalent prior period. The principal components of this increase were employee benefits and professional fees in the current fiscal year. Other consolidated operating expenses increased by $1,918,000 primarily due to Delphax.

Operating income for the quarter ended December 31, 2015 was $1,749,000 (82%) higher, compared to operating income of $2,141,000 for the comparable prior quarter. Operating income for the air cargo segment increased $811,000 (135%) principally due to increased administrative fee revenues and a higher hourly maintenance labor rate under the new dry-lease agreements. Operating income for the air cargo segment for the prior year quarter included a $374,000 gain from the sale of Company-owned aircraft used primarily to support the air cargo segment’s operations. Operating income for the ground equipment segment increased $2,170,000 (127%) principally attributable to increased commercial domestic deicer sales this quarter and increased profitability. Operating income for the ground equipment segment for the prior year quarter included a $412,000 gain from the sale of eight leased de-icing units to the leasing customers. Gross margin percentage for this segment was 26.2% for this quarter compared to 22.8% for the prior year quarter as the segment benefited from production efficiencies due in part to the large number of identical units manufactured to fill the significant order discussed above. Operating results for GAS decreased by $236,000 (90%) for an operating income of $26,000 for the current year period, as a result of the significant increase in operating costs to position the segment for anticipated growth as discussed above, as well as increased maintenance and parts expense in select markets. Operating income was adversely affected by the $883,000 operating loss of the printing equipment and maintenance segment for the period in which Delphax’s financial results were included in the Company’s consolidated financial statements.

Pretax earnings increased $1,806,000 (84%) to $3,945,000 for the three-month period ended December 31, 2015 compared to the prior year comparable period, primarily due to higher GGS deicer sales and profitability and the impact of the new dry-lease agreements with FedEx. Net income attributable to Air T, Inc. stockholders (that is, net income after adjustment to eliminate the net loss attributable to the non-controlling interests in Delphax) increased $1,523,000 (105%) to $2,971,000 for the three-month period ended December 31, 2015 compared to the prior year comparable period.

During the three-month period ended December 31, 2015, the Company recorded $1,499,000 in income tax expense, which resulted in an estimated annual tax rate of 38.0%, compared to the rate of 32.3% for the comparable prior quarter. The estimated annual effective tax rates for both periods differ from the U.S. federal statutory rate of 34% partially due to the effect of state income taxes and the federal domestic production activities deduction. The rates for the periods ended December 31, 2015 and 2014 also include the estimated benefit for the exclusion of income for SAIC afforded under Section 831(b). The increased estimated annual tax rate for the current year period reflects the establishment of a valuation allowance against the net loss of Delphax in the consolidation period. Because Air T, Inc. holds an equity interest of only 38% in Delphax, Delphax is required to continue to file a separate United States corporate tax return apart from Air T, Inc. As such, Delphax losses cannot be used to off-set Air T, Inc. earnings.

First Nine Months of Fiscal 2016 Compared to First Nine Months of Fiscal 2015

Consolidated revenue increased $26,335,000 (30%) to $113,631,000 for the nine-month period ended December 31, 2015 compared to its equivalent prior period. Revenues in the air cargo segment were $12,323,000 (34%) higher primarily due to the impact of the new dry-lease agreement with FedEx discussed above. Revenues in the ground equipment sales segment increased $9,764,000 (27%) due to the increase in commercial domestic deicer sales in the second and third fiscal quarters driven principally by a significant order by a major airline company received in June 2015. The ground support services segment’s revenues were up $3,207,000 (22%), resulting from the addition of new customers and locations over the past year. Other consolidated revenues increased by $1,035,000 principally attributable to the inclusion of the printing equipment and maintenance segment in consolidated results due to the acquisition of interest in Delphax on November 24, 2015.

Operating expenses increased $22,825,000 for the nine-month period ended December 31, 2015 compared to its equivalent prior period. Air cargo segment operating expenses increased $10,354,000 (29%) primarily due to the increased monthly aircraft rent under the dry-lease agreements with FedEx which became effective on June 1, 2015. Of the segment’s $45,555,000 of operating costs for the nine months ended December 31, 2015, $25,483,000 in costs were passed through to its air cargo customer without markup. Ground equipment sales segment operating costs increased $6,199,000 (20%) driven primarily by the current period’s increase in the volume of deicing units sold. Ground support services segment operating expenses increased $4,173,000 (29%) due to the same factors affecting the quarterly comparison discussed above. General and administrative expenses increased $1,414,000 (13%) for the nine-month period ended December 31, 2015 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components being employee benefits and professional fees. Other consolidated operating expenses increased by $1,918,000 primarily due to the inclusion of the printing equipment and maintenance segment in consolidation results for the nine-month period ended December 31, 2015.

Operating income for the nine-month period ended December 31, 2015 was $8,346,000, a $3,509,000 (73%) increase from the prior year comparable period. Operating income for the nine-month period of the prior fiscal year included $1,054,781 gain on the sale of property and equipment, principally the sale of the company-owned aircraft and leased de-icing units described above. Sale of property and equipment contributed only $51,000 to operating income in the current-year period. The overnight air cargo segment saw a $1,969,000 (138%) increase in the operating income as a result of the same factors affecting the third quarter discussed above. The ground equipment sales segment experienced a $3,566,000 (80%) increase in its operating income in the nine-month period ended December 31, 2015. In addition to the increase of the number of deicers sold in the current year period, gross margin percentage for the first nine months of the current fiscal year was 26.2% compared to 22.8% for the prior year period, driven primarily by the factors affecting the third quarter profitability discussed above. The ground support services segment saw a $966,000 (-168%) decrease in the operating income for the period, as a result of the same factors affecting the third quarter discussed above. Operating income was adversely affected by the $883,000 operating loss of the printing equipment and maintenance segment for the period in which Delphax’s financial results are consolidated in the Company’s financial statements.

Non-operating income increased $27,000 to $25,000 for the nine-month period ended December 31, 2015 principally due to interest income on investments.

Pretax earnings increased $3,537,000 to $8,371,000 for the nine-month period ended December 31, 2015 compared to the prior comparable period. Net income attributable to Air T, Inc. stockholders increased $2,690,000 (81%) to $6,029,000 for the nine-month period ended December 31, 2015 compared to the prior-year period.

During the nine-month period ended December 31, 2015, the Company recorded $2,867,000 in income tax expense, which resulted in an estimated annual tax rate of 34.2%, compared to the rate of 30.9% for the comparable prior period. The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% partially due to the effect of state income taxes and the federal domestic production activities deduction. The rates for the periods ended December 31, 2015 and 2014 also include the estimated benefit for the exclusion of income for SAIC afforded under Section 831(b). The increased estimated annual tax rate for the current year period reflects the establishment of a valuation allowance against the net loss of Delphax in the consolidation period. Because Air T, Inc. holds an equity interest of only 38% in Delphax, Delphax is required to continue to file a separate United States corporate tax return apart from Air T, Inc. As such, Delphax losses cannot be used to off-set Air T, Inc. earnings.

Liquidity and Capital Resources

As of December 31, 2015 the Company's working capital amounted to $26,111,000, a decrease of $4,314,000 compared to March 31, 2015. As described in Note 5 of the accompanying notes to condensed consolidated financial statements, the fair value of marketable securities in Insignia were reclassified during this first quarter of the current fiscal year from current assets to non-current assets of $4,744,000.

On April 1, 2015, the Company replaced the existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS, GAS and Air T Global Leasing LLC may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $22.0 million, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.75 to 1.0, and a maximum consolidated leverage ratio of 3.5 to 1.0. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of or modification to materially reduce the scope of the services required to be provided under certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

At December 31, 2015, aggregate outstanding borrowings under the Revolving Credit Facility was $0.

As of December 31, 2015, Delphax maintained debt facilities consisting of a $7.0 million revolving senior credit facility, subject to a borrowing base of North American accounts receivable and inventory. The Delphax revolving senior credit facility is secured by substantially all of its North American assets, expires in November 2018, prohibits payment of cash dividends by Delphax and is subject to certain financial covenants. The Delphax revolving senior credit facility provides for interest based upon the prime rate plus a margin (4.25% as of December 31, 2015). As of December 31, 2015, Delphax had aggregate borrowings of $181,000 outstanding under its revolving senior credit facility. Also, as of December 31, 2015, an additional $2,828,000 was available for borrowing by Delphax under its senior credit facility and Delphax reported that it was in compliance with the covenants for its the senior credit facility agreement. Because the Delphax revolving credit facility prohibits the payment of cash dividends it is not a source of liquidity to Air T, Inc. or any of its subsidiaries.

Following is a table of changes in cash flow for the respective periods ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
	2015	2014

Net Cash Provided by Operating Activities	$2,988,000	$7,074,000
Net Cash (Used in) Investing Activities	(4,011,000)	(2,011,000)
Net Cash (Used in) Financing Activities	(7,843,000)	(6,000)
Effect of foreign currency exchange rates on cash and cash equivalents	(12,000)	-

Net (Decrease) Increase in Cash and Cash Equivalents	$(8,878,000)	$5,057,000

Cash provided by operating activities was $4,086,000 less for the nine-month period ended December 31, 2015 compared to the similar prior year period, resulting from a variety of offsetting factors.

Cash used in investing activities for the nine-month period ended December 31, 2015 was $2,000,000 more than the comparable prior year period due primarily to the purchase of marketable securities available for sale.

Cash used by financing activities was $7,837,000 more in the nine-month period ended December 31, 2015, than in the comparable prior year period due to $4,808,000 in payment on the line of credit and payment of Delphax senior credit facility for $3,042,000 in the current year quarter. As of December 31, 2015, the Company’s Revolving Credit Facility line of credit was paid in full and the cash borrowing under the line of credit was $0.

Impact of Inflation

The Company believes that inflation has not had a material effect on its operations, because increased costs to date have generally been passed on to its customers. Under the terms of the new dry-lease agreements, certain cost components of the air cargo segment’s operations consisting principally of fuel, landing fees, third-party maintenance, parts and certain other direct operating costs, and certain maintenance costs are reimbursed, without markup, by the customer, but certain operational crew costs are borne by the Company and are not reimbursed. Significant increases in inflation rates could have a material impact on future revenue and operating income.

Foreign Currency Exchange

The Company’s consolidated financial statements include Delphax. Delphax has subsidiaries in Canada, the United Kingdom, and France and, accordingly, some of the Company’s consolidated assets and liabilities are maintained in foreign currency environments. Likewise, a portion of the Company’s consolidated revenues and operating costs are generated in foreign currencies. The Company’s consolidated financial results are therefore subject to exchange rate fluctuations, which vary based on business volumes and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be significant to consolidated results of operations depending on currency market conditions and the timing and levels of business activities in relevant foreign markets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote. In addition, with respect to Delphax, such system of controls relies in part upon Delphax’s compliance with contractual obligations to provide information to the Company to permit it to timely prepare required reports and to allow access to its accounting records and accounting personnel regarding Delphax financial information to be included in the Company’s consolidated financial statements or to permit an evaluation of effectiveness of internal control over financial reporting.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

From time to time, we may invest in new businesses and expansion of existing businesses, such as recent investments in Delphax and our minority interests in Insignia and Investors Title Company. These investments require significant cash investments and management attention. We believe cost effective investments are essential to our plan to achieve business growth and to increase profitability. However, investments are subject to typical risks and uncertainties inherent in acquiring interests in a business and, for minority investments, additional risks associated with our lack of control over the business. The failure of any significant investment to provide the returns or profitability we expect could have a material adverse effect on our financial results and divert management attention from more profitable business operations and opportunities.

Item 6.  Exhibits

(a)   Exhibits

No.	Description

10.1	Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc.

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the periods ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: February 5, 2016
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and President

/s/ Candice Otey
Candice Otey, Chief Financial Officer

AIR T, INC.

EXHIBIT INDEX

No.	Description

10.1	Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc.

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the periods ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.