Form 10-K
period 2016-03-31
AIR T INC
filed 2016-06-29
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 0-11720

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2015 was approximately $29,370,000. As of May 31, 2016, 2,372,527 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES

2016 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Mine Safety Disclosures	13

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	14
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	53
Item 9B.	Other Information	54

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	54
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	55
	Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence	55
Item 14.	Principal Accounting Fees and Services	55

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	56
	Signatures
	Interactive Data Files

PART I

Item 1.     Business.

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a decentralized holding company with ownership interests in a broad set of operating and financial assets that are designed to expand, strengthen and diversify our cash earnings power. Our goal is to build on Air T’s core businesses, to expand into adjacent industries, and when appropriate, to acquire companies that we believe fit into the Air T family.

We currently operate wholly owned subsidiaries in three core industry segments:

•	overnight air cargo, comprised of our Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, which operates in the air express delivery services industry;

•

ground equipment sales, comprised of our Global Ground Support, LLC (“GGS”) subsidiary, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers; and

•

ground support services, comprised of our Global Aviation Services, LLC (“GAS”) subsidiary, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

We recently added two other businesses, which are reported in separate segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment, and in November 2015 we acquired a minority interest in Delphax Technologies, Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment.

For the fiscal year ended March 31, 2016, the overnight air cargo segment accounted for 46% of our consolidated revenues, the ground equipment sales segment accounted for 34% of our consolidated revenues, the ground support services segment accounted for 17% of consolidated revenues, while the leasing segment and printing equipment and maintenance segment accounted for less than 1% and 3%, respectively, of our consolidated revenues. Certain financial data with respect to the Company’s segments and geographic areas are set forth in Notes 20 and 21 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T, MAC and ATGL is 3524 Airport Road, Maiden, North Carolina; the principal place of business of CSA is Iron Mountain, Michigan, the principal place of business for GGS is Olathe, Kansas, the principal place of business for GAS is Eagan, Minnesota and the principal place of business of Delphax is Minneapolis, Minnesota. We maintain an Internet website at http://www.airt.net and our SEC filings may be accessed through links on our website.

Overnight Air Cargo.

MAC and CSA are two of seven companies in the U.S. that have North American feeder airlines under contract with FedEx. With a relationship with FedEx spanning over 35 years, MAC and CSA operate and maintain Cessna Caravan, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States, upper Midwest and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replace all prior dry-lease service contracts.  These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  These new dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The new dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the new dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA.  Under the new dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The new dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and the fact that certain operational costs borne by MAC and CSA are not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked.

The new dry-lease agreements would expire, unless renewed, on May 31, 2020.  The new dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice.  In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.

Under the dry-lease service contracts in place during the fiscal years ended March 31, 2015 and 2014 and the first two months of the fiscal year ended March 31, 2016, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup.

As of March 31, 2016, MAC and CSA had an aggregate of 78 aircraft under the dry-lease agreements with FedEx. Included within the 78 aircraft are 3 Cessna Caravan aircraft that are considered soft-parked. Soft-parked aircraft remain covered under MAC and CSA’s agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation. MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and MAC and CSA do not operate soft-parked aircraft on scheduled routes.

Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 46% and 45% of the Company’s consolidated revenue for the fiscal years ended March 31, 2016 and 2015, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U.S. military.

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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2016:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-2012	Dry lease	61
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	8

			78

The Cessna Caravan 208B aircraft are maintained under an FAA Approved Aircraft Inspection Program (“AAIP”). The inspection intervals range from 100 to 200 hours. The current overhaul period on the Cessna aircraft is 8,000 hours.

The ATR-42 and ATR-72 aircraft are maintained under a FAA Part 121 maintenance program. The program consists of A and C service checks as well as calendar checks ranging from weekly to 12 years in duration. The engine overhaul period is “on condition”.

MAC and CSA operate in a niche market within a highly competitive contract cargo carrier market. MAC and CSA are two of seven carriers that operate within the United States as FedEx feeder carriers. MAC and CSA are benchmarked against the other five FedEx feeders based on safety, reliability, compliance with federal, state and applicable foreign regulations, price and other service related measurements. Accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described immediately above.

FedEx conducts periodic audits of MAC and CSA, and these audits are an integral part of the relationship between the carrier and FedEx. The audits test adherence to the dry-lease agreements and assess the carrier’s overall internal control environment, particularly as related to the processing of invoices of FedEx-reimbursable costs. The scope of these audits typically extends beyond simple validation of invoice data against the third-party supporting documentation. The audit teams generally investigate the operator’s processes and procedures for strong internal control procedures. The Company believes satisfactory audit results are critical to maintaining its relationship with FedEx. The audits conducted by FedEx are not designed to provide any assurance with respect to the Company’s consolidated financial statements, and investors, in evaluating the Company’s consolidated financial statements, should not rely in any way on any such examination of the Company or any of its subsidiaries.

The Company’s overnight air cargo operations are not materially seasonal.

Ground Equipment Sales.

GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2016, sales of deicing equipment accounted for approximately 82% of GGS’s revenues, compared to 72% in the prior fiscal year.

GGS designs and engineers its products. Components acquired from third-party suppliers are used in the assembly of its finished products. Components are sourced from a diverse supply chain. The primary components for mobile deicing equipment are the chassis (which is a commercial medium or heavy-duty truck), fluid storage tank, a boom system, fluid delivery system and heating equipment. The price of these components is influenced by raw material costs, principally high-strength carbon steels and stainless steel. GGS utilizes continuous improvements and other techniques to improve efficiencies and designs to minimize product price increases to its customers, to respond to regulatory changes, such as emission standards, and to incorporate technological improvements to enhance the efficiency of GGS’s products. Improvements have included the development of single operator mobile deicing units to replace units requiring two operators, a patented premium deicing blend system and a more efficient forced-air deicing system.

GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons. GGS also offers fixed-pedestal-mounted deicers. Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle, on-board glycol blending system to substantially reduce glycol usage, and color and style of the exterior finish. GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, flight-line tow tractors, glycol recovery vehicles and other special purpose mobile equipment.

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

Although GGS has retained the USAF deicer contract, GGS sold no deicer units to the USAF under this contract during fiscal year ended March 31, 2016. As a result, GGS revenues and operating income have resumed their seasonal pattern.  At March 31, 2016, GGS had received an order for the pre-production unit for the GL1800 model deicer under this contract, and that unit is included in backlog with completion scheduled during the first quarter of fiscal 2017.  Delivery and acceptance of the pre-production unit is typically required by the USAF before further orders are submitted.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF. All option periods under the contract have been exercised and the contract expired in September 2015. For the year ended March 31, 2016, GGS revenues included $708,000 of flight-line tow tractor sales to the USAF under this contract ($2,883,000 for the year ended March 31, 2015).

Because the USAF is not obligated to purchase a set or minimum number of units under these contracts, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding. GGS’s revenue from sales to the USAF, including under these contracts and for parts for units sold under prior contracts, accounted for approximately 3% and 14% of the segment’s consolidated revenue for the fiscal years ended March 31, 2016 and 2015, respectively.

Ground Support Services.

GAS, which was started by the Company in September 2007, provides aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2016, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 75 customers at 67 North American airports.

Approximately 33% and 36%, respectively, of GAS’s revenues in the fiscal years ended March 31, 2016 and 2015, were derived from services under contract with LSG SkyChefs. The LSG SkyChefs contract extends to August 31, 2018, and includes a 30-day termination clause for either party. In addition, approximately 15% of GAS’s revenues in each of the fiscal years ended March 31, 2016 and 2015, were derived from services under contract with Delta Airlines.

GAS competes primarily on the basis of the quality, reliability and pricing of its services. The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry. GAS’s maintenance service business is not materially seasonal.

Printing Equipment and Maintenance.

On November 24, 2015, the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax’s Canadian subsidiary for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from that Delphax subsidiary on October 2, 2015 and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans, at March 31, 2016 the number of shares of common stock underlying the Shares represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares and approximately 31% of the outstanding shares assuming conversion of the Shares and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans. Under the agreement that provided for the Company’s purchase of these interests, on November 24, 2015 three designees of the Company (including Nick Swenson, the Company’s President, Chief Executive Officer and Chairman, and Michael Moore, the President of our GGS subsidiary) were elected to the board of directors of Delphax, which had a total of seven members following their election. Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to Air T under the Senior Subordinated Note or we continue to hold a specified number of the Shares and interests in the Warrant holders of the Series B Preferred Stock, voting as a separate class, the Company would be entitled to elect, after June 1, 2016, four-sevenths of the members of the board of directors of Delphax and, without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions. As a result of these transactions, we determined that, even though Delphax was not a subsidiary of the Company, we had obtained control over Delphax in conjunction with the acquisition of the interests described above, and we have consolidated the relevant financial information of Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. Delphax’s revenues from the date of our investments through March 31, 2016 were approximately $3,955,000.

Delphax designs, manufactures and sells advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Historically, Delphax has had a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East. Delphax’s primary manufacturing facility, operated by its Canadian subsidiary, is located in Mississauga, Ontario. Delphax’s common stock is traded on the over-the-counter market under the symbol “DLPX.”

Our investments in Delphax were intended to support the commercial rollout and manufacturing costs of the new Delphax elan™ 500 digital color print system, which combines advances in inkjet and paper-handling technologies in a production class sheet-fed system offering full CMYK color and 1600 dpi print quality at speeds of up to 500 letter impressions per minute. Delphax’s legacy consumables production business was expected to generate cash flow while Delphax rolled-out its next generation élan commercial inkjet printer. In April 2016, Delphax received notice from its largest (approximately 50% of legacy revenues) customer that it planned to reduce its order volume by approximately 90%; and phase out its use of the legacy Delphax printers within eighteen months. Accordingly, Delphax is reviewing its fiscal year 2016 operating plan and has engaged an experienced turn-around consultant — the Platinum Group — to assist it in developing a go-forward plan. The decline in order volumes from its largest customer is expected to significantly impact Delphax’s results for the quarter ending June 30, 2016.

On April 4, 2016, ATGL purchased two elan™ 500 printers from Delphax for $650,000 for lease to a third party. One of those acquired printers was subject to an existing lease to a third party which has been assigned to ATGL.

Leasing.

We organized ATGL on October 6, 2015. ATGL provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by us. For the fiscal year ended March 31, 2016, ATGL contributed $20,000 to our consolidated revenues.

Backlog.

GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2016, GGS’s backlog of orders was $10.0 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2017. At March 31, 2015, GGS’s backlog of orders was $2.8 million. In addition, at March 31, 2016, Delphax’s backlog of “firm” orders supported by customer purchase orders for the equipment, goods and services that it sells was $0.8 million, all of which it expects to fill by March 31, 2017.

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

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA requires MAC and CSA to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. It is reasonably possible that these rules or other future security requirements could impose material costs on us.

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

In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including MAC and CSA, were exempt from these new pilot fatigue requirements, and instead were required to continue complying with previously enacted flight and duty time rules. In December 2012, the FAA reaffirmed the exclusion of all cargo carriers from the new rule. It is reasonably possible, however, that future security or flight safety requirements could impose material costs on us.

The FAA has authority under the Noise Control Act of 1972, as amended, to monitor and regulate aircraft engine noise. The aircraft operated by the Company are in compliance with all such regulations promulgated by the FAA. Moreover, because the Company does not operate jet aircraft, noncompliance is not likely. Aircraft operated by us also comply with standards for aircraft exhaust emissions promulgated by the U.S. Environmental Protection Agency (“EPA”) pursuant to the Clean Air Act of 1970, as amended.

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

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs (including the risk of loss of key customers and contacts, administrative actions and regulatory changes); and underwrites third-party risk through certain reinsurance arrangements. The activities of SAIC are included within the corporate results in the accompanying consolidated financial statements.

Employees.

At March 31, 2016, the Company and its subsidiaries had approximately 600 full-time and full-time-equivalent employees. This does not include employees of Delphax, which is not a subsidiary of the Company. None of the employees of the Company or any of its subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2016, 46% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. Our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or it employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the new dry-lease agreements under this provision. FedEx has been a customer of the Company since 1980. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

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

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.  These risks include but are not limited to the following:

●	Economic conditions in the global markets in which it operates;
●	Dependence on its strong reputation and value of its brand;
●	Potential disruption to the Internet and FedEx’s technology infrastructure, including customer websites;
●	The price and availability of fuel;
●	Its ability to manage its assets, including aircraft, to match shifting and future shipping volumes;
●	Intense competition from other providers of transportation and business services;
●	Its ability to make prudent strategic acquisitions and realize the expected benefits;
●	Its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;
●	The continued classification of owner-operators in its ground delivery business as independent contractors rather than as employees;
●	Its ability to execute on its business realignment program to improve profitability;
●	The impact of terrorist activities including the imposition of stricter governmental security requirements;
●	Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
●	Global climate change or legal, regulatory or market responses to such change;
●	Localized natural or man-made disasters in key locations, including its Memphis, Tennessee super-hub;
●	Disruptions or modifications in service by the United States Postal Service, a significant customer and vendor of FedEx; and
●	Widespread outbreak of an illness or other communicable disease or any other public health crisis.

A material reduction in the aircraft we fly for FedEx could materially adversely affect our business and results of operations.

Under our agreements with FedEx, we are not guaranteed a number of aircraft or routes we are to fly and FedEx may reduce the number of aircraft we lease and operate upon 10 days’ written notice.  Our compensation under these agreements, including our administrative fees, depends on the number of aircraft leased to us by FedEx.  Any material permanent reduction in the aircraft we operate could materially adversely affect our business and results of operations.  A temporary reduction in any period could materially adversely affect our results of operations for that period.

Our ground support services segment has been dependent upon the revenues from two significant customers, the loss of which could materially impact the segment’s results.

In the fiscal year ended March 31, 2016, approximately 48% of GAS’s revenues were derived from services under contracts with two customers.  The loss of these customers, or a major decline in business activity with these customers, could materially adversely impact the results of the segment.

Other Business Risks

Unless Delphax obtains access to adequate sources of liquidity, it may be unable to adequately fund its operations or pay its debts as they come due and we may be unable to fully recover our investments in Delphax.

As of March 31, 2016, Delphax maintained a debt facility consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Neither Air T nor any of its subsidiaries is a guarantor of Delphax’s obligations under its senior credit facility. The Delphax senior credit facility is secured by substantially all of its North American assets, expires in November 2018, prohibits payment of cash dividends by Delphax and is subject to certain financial covenants. As of March 31, 2016, Delphax had aggregate borrowings of $1,833,000 outstanding under its senior credit facility, with a borrowing base that would have permitted additional borrowings of approximately $800,000. Delphax has advised that at March 31, 2016 it was not in compliance with financial covenants under the agreement governing its senior credit facility. Due to Delphax’s non-compliance with financial covenants, the lender has the contractual right to cease permitting borrowings under the facility and to declare all amounts outstanding under the senior credit facility due and payable immediately. As of the date of this report the lender has neither made such declaration, nor waived its right to do so and Delphax has continued to make borrowings under the senior credit facility. As of the date of this report, Delphax has not regained compliance with these financial covenants. In the event that Delphax is denied access to additional borrowings under the senior credit facility, unless it obtains access to other adequate sources of liquidity, which may include cash from operations, Delphax may be unable to adequately fund its operations or pay its debts as they come due. Delphax has recently implemented cost-savings initiatives, including employee furloughs, to minimize ongoing cash needs.

In addition to the Shares of Delphax’s Series B Preferred Stock and the Warrant to acquire additional shares of Series B Preferred Stock, our investments in Delphax include a $2,500,000 Senior Subordinated Note issued by Delphax’s Canadian operating subsidiary and guaranteed by Delphax. An event of default will exist under the Senior Subordinated Note if Delphax’s non-compliance with financial covenants under its senior credit facility is not waived by its senior lender. Under the terms of a subordination agreement with the senior lender under Delphax’s revolving senior secured credit facility entered into at the time we made our investments in Delphax, our rights with respect to payment under and enforcement of the Senior Subordinated Note and enforcement of our related security interests are subordinated to the rights of the senior lender. Accordingly, in the event of a default under the Senior Subordinated Note, we may be limited in the actions we may take to enforce the Senior Subordinated Note or related security interests and we may be unable to collect in full on the Senior Subordinated Note or fully recover our other investments in Delphax.

Our revenues for aircraft maintenance services fluctuate based on the heavy maintenance check schedule, which is based on aircraft usage, for aircraft flown by our overnight air cargo operations.

The maintenance revenues of our overnight air cargo segment are affected based on the level of heavy maintenance checks performed on aircraft operated by our overnight air cargo operations which is affected by the level of usage of the aircraft.  Accordingly, the maintenance revenues of our overnight air cargo segment fluctuate from period to period.  In addition, if the number of aircraft operated for FedEx were to decrease, we would likely experience fewer maintenance hours and consequently, less maintenance revenue.

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

Our overnight air cargo operations are subject to regulations of the FAA.  The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if questions arise concerning airworthiness.  The FAA also has power to suspend or revoke for cause the certificates it issues and to institute proceedings for imposition and collection of fines for violation of federal aviation regulations.  Our overnight air cargo subsidiaries, MAC and CSA, operate under separate FAA certifications.  Although it is possible that, in the event that the certification of one of our subsidiaries was suspended or revoked, flights operated by that subsidiary could be transferred to the other subsidiary, we can offer no assurance that we would be able to transfer flight operations in that manner.  Accordingly, the suspension or revocation of any one of these certifications could have a material adverse effect on our business, results of operations and financial position.

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

We invest a significant portion of our capital not needed for operations in marketable securities, including equity securities of publicly traded companies. At March 31, 2016, the fair value of these marketable securities was approximately $9.7 million, of which $4.7 million represents the fair value of shares of common stock of Insignia Systems, Inc. Our results of operations may be affected by gains or losses recognized upon the sale of these investments or by losses recognized upon the determination that any such investment has become impaired or suffered an other than temporary impairment. At March 31, 2016, we had gross unrealized gains associated with marketable securities aggregating $422,000 and gross unrealized losses aggregating $557,000. In addition, from time to time we may hold positions in marketable securities that under then-current market conditions we may be unable to liquidate in a timely manner at full value. For example, at May 31, 2016, we held approximately 1.65 million shares of common stock of Insignia Systems, Inc., representing approximately 14.25% of the outstanding shares and approximately 225 times the average daily trading volume for such shares for the preceding three months. In the event that we are unable to liquidate an investment at full value our gain from the sale of that investment may be reduced or our loss from the sale of that investment may be increased.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.     Properties.

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL are headquartered at this facility. The lease for this facility provides for monthly rent of $14,862 and expires on January 31, 2018, though the lease may be renewed by us for three additional two-year option periods through January 31, 2024. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

The Company also leases approximately 1,950 square feet of office space and approximately 4,800 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA’s operations are headquartered at these facilities which are leased from a third party under an annually renewable agreement.

The Company leases approximately 53,000 square feet of a 66,000 square foot aircraft maintenance facility located in Kinston, North Carolina under an agreement that extends through January 2023, with the option to extend the lease for four additional five-year periods thereafter. The Company has calculated rent expense under the current lease term. The rental rate under the lease increases by increments for each of the five-year renewal periods.

GGS leases an 112,500 square foot production facility in Olathe, Kansas. The facility is leased from a third party under a lease agreement, which expires in August 2019.

As of March 31, 2016, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms. The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Delphax’s Canadian subsidiary leases a 76,734 square foot manufacturing facility in Mississauga, Ontario under a lease which expires on August 31, 2018.

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

As of March 31, 2016, the number of holders of record of the Company’s Common Stock was 183. The range of high and low sales price per share for the Company’s common stock on the NASDAQ Stock Market from April 1, 2015 through March 31, 2016 is as follows:

	Fiscal Year Ended March 31,
	2016		2015
	High	Low	High	Low
First Quarter	$24.93	$16.38	$13.30	$11.34
Second Quarter	28.00	17.21	13.22	10.68
Third Quarter	26.10	16.49	27.34	12.17
Fourth Quarter	26.62	18.70	26.14	16.91

The Company’s Board of Directors in May 2014 adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were purchased pursuant to this authorization during the fiscal year ended March 31, 2016.

Item 6.     Selected Financial Data.

(In thousands, except per share amounts)

	Year Ended March 31,
	2016	2015	2014	2013	2012	2011
Statements of Operations Data:
Operating revenues	$148,212	$112,181	$100,772	$103,064	$89,382	$83,362

Net income¹	4,943	2,484	1,467	1,670	1,350	2,138

Basic earnings per share¹	2.08	1.05	0.61	0.68	0.55	0.88

Diluted earnings per share¹	2.06	1.04	0.60	0.68	0.55	0.87

Dividend declared per share	-	-	0.30	0.25	0.25	0.33

Balance sheet data (at period end):
Total assets	52,155	43,456	37,221	36,055	35,083	34,221

Long-term debt	5	5,000	-	-	-	8

Stockholders' equity¹	34,774	29,795	27,360	28,124	27,053	26,241

¹ For 2016, amount disclosed is that amount attributable to Air T, Inc. stockholders.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a decentralized holding company with ownership interests in a broad set of operating and financial assets that are designed to expand, strengthen and diversify our cash earnings power. Our goal is to build on Air T’s core businesses, to expand into adjacent industries, and when appropriate, to acquire companies that we believe fit into the Air T family.

We currently operate wholly owned subsidiaries in three core industry segments:

•	overnight air cargo, comprised of our Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, which operates in the air express delivery services industry;

•

ground equipment sales, comprised of our Global Ground Support, LLC (“GGS”) subsidiary, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers; and

•

ground support services, comprised of our Global Aviation Services, LLC (“GAS”) subsidiary, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

We recently added two other businesses, which are reported in separate segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment, and in November 2015 we acquired a minority interest in Delphax Technologies Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Year Ended March 31,
	2016		2015

Overnight Air Cargo Segment:
FedEx	$68,227	46%	$49,865	45%

Ground Equipment Sales Segment:
Military	1,639	1%	6,016	5%
Commercial - Domestic	43,536	29%	27,216	24%
Commercial - International	6,000	4%	8,538	8%
	51,175	34%	41,770	37%

Ground Support Services Segment	24,835	17%	20,546	18%

Printing Equipment and Maintenance
Domestic	2,753	2%	-	0%
International	1,202	1%	-	0%
	3,955	3%	-	0%

Leasing	20	0%	-	0%

	$148,212	100%	$112,181	100%

MAC and CSA are two of seven companies in the U.S. that have North American feeder airlines under contract with FedEx. With a relationship with FedEx spanning over 35 years, MAC and CSA operate and maintain Cessna Caravan, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States, upper Midwest and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx.

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replace all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. These new dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The new dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the new dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft under the new dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA. Under the new dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The new dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated. The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are borne by MAC and CSA and not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked.

On June 1, 2016, the new dry-lease agreements were amended to extend the expiration date to May 31, 2020. The new dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis. FedEx has been a customer of the Company since 1980. Loss of its contracts with FedEx would have a material adverse effect on the Company.

Under the dry-lease service contracts in place during the fiscal years ended March 31, 2015 and 2014 and the first two months of the fiscal year ended March 31, 2016, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. In connection with the June 1, 2016 amendment extending the term of the new dry-lease agreements to May 31, 2020, the weighted average administrative fee rate paid with respect to leased aircraft was reduced by over 2% from the fee rate in place prior to the amendment. Because a portion of the administrative fee funds the payment of certain operational costs incurred by MAC and CSA in operating the aircraft that are not reimbursed by FedEx and are expected to increase substantially from the levels incurred in the fiscal year ended March 31, 2016, the reduction in the administrative fee is anticipated to have a much more significant impact on the segment’s operating income.

Pass-through costs under the dry-lease agreements with FedEx totaled $24,632,000 and $32,672,000 for the years ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, MAC and CSA had an aggregate of 78 aircraft under its dry-lease agreements with FedEx.  Included within the 78 aircraft are 3 Cessna Caravan aircraft that are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

GGS manufactures, sells and services aircraft deicers and other specialized equipment on a worldwide basis. GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 700 to 2,800 gallons. GGS also offers fixed-pedestal-mounted deicers. Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle and on-board glycol blending system to substantially reduce glycol usage, color and style of the exterior finish. GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, flight-line tow tractors, glycol recovery vehicles and other special purpose mobile equipment. GGS competes primarily on the basis of the quality, performance and reliability of its products, prompt delivery, customer service and price.

In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options that may be exercised by the USAF. All option periods under the contract have been exercised and the contract expired in September 2015. Because the USAF is not obligated to purchase a set or minimum number of units under these contracts, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding.

At March 31, 2016, GGS’s backlog of orders was $10.0 million, compared to a backlog of $2.8 million at March 31, 2015.

GAS provides the aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2016, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 75 customers at 67 North American airports.

On November 24, 2015, the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax’s Canadian operating subsidiary for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from that Delphax subsidiary on October 2, 2015 and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans, at March 31, 2016 the number of shares of common stock underlying the Shares represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares and approximately 31% of the outstanding shares assuming conversion of the Shares and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans. Under the agreement that provided for the Company’s purchase of these interests, on November 24, 2015 three designees of the Company (including Nick Swenson, the Company’s President, Chief Executive Officer and Chairman, and Michael Moore, the President of our GGS subsidiary) were elected to the board of directors of Delphax, which had a total of seven members following their election. Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to Air T under the Senior Subordinated Note or we continue to hold a specified number of the Shares and interests in the Warrant holders of the Series B Preferred Stock, voting as a separate class, the Company would be entitled to elect, after June 1, 2016, four-sevenths of the members of the board of directors of Delphax and, without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions. As a result of these transactions, we determined that, even though Delphax was not a subsidiary of the Company, we had obtained control over Delphax in conjunction with the acquisition of the interests described above, and we have consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. The operating loss attributable to Delphax in our consolidated financial statements for the year ended March 31, 2016 was approximately $1,967,000. This operating loss is included in our consolidated net income for that period.

Delphax designs, manufactures and sells advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Our investments in Delphax were intended to support the commercial rollout and manufacturing costs of the new Delphax elan™500 digital color print system, which combines advances in inkjet and paper-handling technologies in a production class sheet-fed system offering full CMYK color and 1600 dpi print quality at speed of up to 500 letter impression per minute. Delphax’s legacy consumables production business was expected to generate cash flow while Delphax rolled-out its next generation élan commercial inkjet printer. In April 2016, Delphax received notice from its largest (approximately 50% of legacy revenues) customer that it planned to reduce its order volume by approximately 90%; and phase out its use of the legacy Delphax printers within eighteen months. Accordingly, Delphax is reviewing its fiscal year 2016 operating plan and has engaged an experienced turn-around consultant — the Platinum Group — to assist it in developing a go-forward plan. The decline in order volumes from its largest customer is expected to significantly impact Delphax’s results for the quarter ending June 30, 2016.

On April 4, 2016, ATGL purchased two elan™ 500 printers from Delphax for $650,000 for lease to a third party. One of those acquired printers was subject to an existing lease to a third party which has been assigned to ATGL.

We organized ATGL on October 6, 2015. ATGL provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by us.

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah, and initially capitalized with $250,000. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the Company’s insurance programs; and underwrites third-party risk through certain reinsurance arrangements. The activities of SAIC are included within the corporate results in the accompanying consolidated financial statements.

Fiscal 2016 Summary

Revenues for our overnight air cargo segment totaled $68,227,000 for the year ended March 31, 2016, representing an $18,362,000 (37%) increase over the prior year. The segment’s administrative fee revenues increased by $13,264,000, reflecting the greater administrative fee amount paid under the new dry-lease agreements which became effective on June 1, 2015. In addition, the segment’s maintenance revenues increased as a result of higher hourly maintenance labor rates during fiscal 2016. The June 2015 agreement effected the first hourly maintenance labor rate increase in eight years. The segment’s operating income increased by $3,264,000 in fiscal 2016. Increased administrative fees were partially offset by the increase in the monthly rental rate for leased aircraft under the June 2015 agreement, which increased monthly rental rates to reflect an estimate of a fair market value rental rate. Operating income for the overnight air cargo segment for the prior fiscal year 2015 included a $374,000 gain from the sale of the Company owned aircraft primarily used to support the overnight air cargo segment’s operations. The segment’s operating income for the prior fiscal year was also adversely affected by a $107,000 regulatory penalty assessed for the prior year and $94,000 incurred for the mandated regulatory rewrite of applicable manuals that began in fiscal 2015.

Revenues for GGS totaled $51,176,000 for the year ended March 31, 2016, an increase of $9,405,000 (23%) from the prior year, while operating income increased by $2,716,000 or 74%.  The increase in GGS revenues is attributable to a $14.4 million increase in sales of commercial deicers and $954,000 increase in sales of catering trucks. Operating margins improved approximately 1.6 percentage points in the segment compared to the prior year as a result of the continued cost controls in administration and continued gains in production efficiencies, principally in connection with assembly of similar units under a significant order by a major airline company received in June 2015 and completed during the second and third fiscal quarters.

During the year ended March 31, 2016, revenues from our GAS subsidiary totaled $24,835,000, representing a $4,288,000 (21%) increase from the prior year. Segment operating loss increased by $943,000 in fiscal year 2016. Revenue increased with growth into new markets and services for both new and existing customers and strong parts sales. Operating loss increased from the prior year primarily due to costs incurred in fiscal year 2016 under fixed-price service contracts in place in certain markets that significantly exceeded the revenue associated with those contracts. Other increases in annual operating expenses included facility upgrades, administrative infrastructure and programs to help position GAS for growth.

Consolidated revenue also increased by $3,955,000 due to the inclusion of the printing equipment and maintenance segment in consolidated results due to the acquisition of interests in Delphax on November 24, 2015. Operating income was adversely affected by the $1,967,000 operating loss of the printing equipment and maintenance segment for the period in which Delphax’s financial results are consolidated in the Company’s financial statements.

Fiscal 2016 vs. 2015

Consolidated revenue increased $36,030,000 (32%) to $148,212,000 for the fiscal year ended March 31, 2016 compared to the prior fiscal year. The increase in 2016 revenue resulted from the significant increases in each of the Company’s legacy operations and the inclusion of revenue of the printing equipment and maintenance segment.

Revenues in the overnight air cargo segment increased $18,362,000 (37%) to $68,227,000 principally due to the greater administrative fee amount paid under the new dry-lease agreements as discussed above. In addition, the segment’s maintenance revenues increased to reflect the higher hourly maintenance labor rates in effect in the latter half of fiscal year 2016.

Revenues for GGS totaled $51,176,000 for the year ended March 31, 2016, an increase of $9,405,000 (23%) from the prior year. The increase in GGS revenues is attributable to a $14.4 million increase in sales of commercial deicers and $954,000 increase in the sales of catering trucks.

During the year ended March 31, 2016, revenues from our GAS subsidiary totaled $24,835,000, representing a $4,288,000 (21%) increase from the prior year. Revenue increased with growth into new markets and services for both new and existing customers and strong annual part sales.

Consolidated revenue also increased by $3,955,000 due to the inclusion of the printing equipment and maintenance segment in consolidated results due to the acquisition of interests in Delphax on November 24, 2015.

Operating expenses on a consolidated basis increased by $33,416,000 (31%) to $142,180,000 for fiscal year 2016 compared to fiscal year 2015. Operating expenses in the overnight air cargo segment increased $15,098,000 (30%) over the prior year principally due to an increase of $11,609,000 in monthly rent for leased aircraft as a result of the new rental rate under the new dry-lease agreements to reflect an estimate of a fair market rental rate as discussed above. Of the segment’s $64,943,000 of operating costs in the current year, $24,632,000 were costs passed through to our air cargo customer without markup. Ground equipment sales operating costs increased $6,690,000 (18%) compared to the 23% increase in sales. Operating expenses in the ground support services segment increased by $5,232,000 (25%) driven principally by investments made in infrastructure to help position the segment for growth, including facility upgrades, leadership, marketing and data analysis roles, and training. General and administrative expense increased $3,917,000 (28%) to $18,140,000 in fiscal year 2016. General and administrative expense increased by $1,219,000 due to the inclusion of Delphax in consolidated results. General and administrative expense also increased by $598,000 for the increase in GGS compensation accruals and increased general and administrative expenses for the GAS segment as discussed above.

Operating income for the year ended March 31, 2016 was $6,032,000, a $2,615,000 (77%) increase from fiscal 2015. The overnight air cargo segment saw an increase in its operating income this year resulting from the greater administrative fee amount paid under the new dry-lease agreements, as well as maintenance revenue increases as a result of the higher hourly maintenance labor rate during fiscal year 2016. Operating income for the ground equipment sales segment increased by 74% over the prior year as a result of significantly increased volumes and margin improvements, principally as a result of production efficiencies obtained in connection with the assembly of similar units under a significant order by a major airline company received in June 2015 and completed in the second and third fiscal quarters. The ground support services segment saw an increase in its operating loss from fiscal year 2015 as costs incurred in the 2016 fiscal year under fixed-price service contracts in place in certain markets significantly exceeded the revenue associated with those contracts. Other increases in the ground support services segment’s annual operating expenses include facility upgrades, administrative infrastructure and programs to help position the segment for growth. Consolidated operating income included a gain on sale of assets of $6,000 in the current fiscal year compared to $869,000 in the prior fiscal year. Gain on sale of assets for the prior year reflects a gain from the sale of the company-owned aircraft used in the air cargo segment and the sale of leased de-icing units to the respective leasing customers for the ground equipment sales segment.

Non-operating income, net for the year ended March 31, 2016 was $122,000, a $124,000 increase from fiscal year 2015. This increase was caused principally by increased gains on the sale of marketable securities, increased investment income on surplus cash, and by $112,000 due to the gross unrealized foreign exchange gain in the printing equipment and maintenance segment.

During the year ended March 31, 2016, the Company recorded $2,395,000 in income tax expense, which resulted in an annual tax effective rate of 38.9%, compared to the rate of 27.3%, for the prior year. The effective income tax rates for both periods differ from the U. S. federal statutory rate of 34% partially due to the effect of state income taxes, the benefit of the federal domestic production activities deduction under Section 199 of the Internal Revenue Code (IRC), and the benefit for the exclusion of income for SAIC afforded under Internal Revenue Code (IRC) Section 831(b). SAIC has elected under Section 831(b) to be taxed solely on their net investment income. Section 831(b) is a special provision for certain insurance companies with net annual written premiums of $1,200,000 or less. The benefit of the Section 831(b) election for the March 31, 2016 fiscal year end resulted in a decrease to tax expense of $316,000. This resulted in a decrease to the Company’s overall effective tax rate of 5.1%. The reason for the increase in the Company’s annual effective tax rate for the year ended March 31, 2016 compared to March 31, 2015 was the tax impact related to the inclusion of Delphax. Delphax contributed a $1,911,000 pre-tax loss, however given that Delphax is not included in the Air T, Inc.’s consolidated tax returns and has established a full deferred tax valuation allowance, there was no tax benefit recorded for Delphax’s loss. This had the effect of increasing the Company’s annual effective tax rate by 9.0%.

Net income attributable to Air T, Inc. stockholders for fiscal year 2016 was $4,943,000, or $2.06 per diluted share, compared to $2,484,000, or $1.04 per diluted share, for fiscal year 2015.

Liquidity and Capital Resources

As of March 31, 2016, the Company held approximately $6.2 million in cash and cash equivalents. Of this amount, $821,000 was restricted with $250,000 in cash held as statutory reserve of SAIC and the remaining $571,000 pledged to secure SAIC’s participation in certain reinsurance pools, and $2,732,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of March 31, 2016, the Company’s working capital amounted to $23,225,000, a decrease of $7,200,000 compared to March 31, 2015.

As of March 31, 2016, the Company had a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS, GAS and ATGL may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying consolidated statements of income. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017.

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

As of March 31, 2016, Delphax maintained a debt facility consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Because Delphax’s senior credit facility prohibits the payment of cash dividends, it is not a source of liquidity to Air T, Inc. or any of its subsidiaries. Neither Air T nor any of its subsidiaries is a guarantor of Delphax’s obligations under its senior credit facility.

The Delphax senior credit facility is secured by substantially all of its North American assets, expires in November 2018, prohibits payment of cash dividends by Delphax and is subject to certain financial covenants.  The Delphax senior credit facility provides for interest based upon the prime rate plus a margin (4.25% as of March 31, 2016). As of March 31, 2016, Delphax had aggregate borrowings of $1,833,000 outstanding under its senior credit facility, with a borrowing base that would have permitted additional borrowings of approximately $800,000. Delphax has advised that at March 31, 2016 it was not in compliance with financial covenants under the agreement governing its senior credit facility. Due to Delphax’s non-compliance with financial covenants, the lender has the contractual right to cease permitting borrowings under the facility and to declare all amounts outstanding under the senior credit facility due and payable immediately. As of the date of this report the lender has neither made such declaration, nor waived its right to do so and Delphax has continued to make borrowings under the senior credit facility. As of the date of this report, Delphax has not regained compliance with these financial covenants. In the event that Delphax is denied access to additional borrowings under the senior credit facility, unless it obtains access to other adequate sources of liquidity, which may include cash from operations, Delphax may be unable to adequately fund its operations or pay its debts as they come due. Delphax has recently implemented cost-savings initiatives, including employee furloughs, to minimize ongoing cash needs.

Following is a table of changes in cash flow for the respective years ended March 31, 2016 and 2015:

	Year Ended March 31,
	2016	2015

Net Cash Provided by Operating Activities	$3,215,000	$6,840,000
Net Cash Used in Investing Activities	(5,266,000)	(1,980,000)
Net Cash (Used in) Provided by Financing Activities	(5,994,000)	5,020,000
Effect of foreign currency exchange rates on cash and cash equivalents	2,000	-

Net (Decrease) Increase in Cash and Cash Equivalents	$(8,043,000)	$9,880,000

Cash provided by operating activities was $3,625,000 less in fiscal 2016 compared to fiscal 2015 principally due to the change in inventory.

Cash used in investing activities was $3,286,000 more in fiscal 2016 primarily due the higher proceeds from the sale of the Company-owned aircraft, and leased deicers in the prior fiscal year.

Cash used in financing activities was $11,014,000 more in fiscal 2016 than in the corresponding prior year period due primarily to net repayments on Air T, Inc.’s line of credit in fiscal 2016, whereas there were net borrowings in fiscal 2015. Cash used in financing activities in 2016 was also affected by a net $1,213,000 repayment of Delphax’s senior credit facility in fiscal 2016. As of March 31, 2016, no amounts were outstanding under Air T, Inc.’s Revolving Credit Facility. Delphax had outstanding borrowings of approximately $1,833,000 under its senior credit facility as of March 31, 2016.

In June 2016, the Company acquired land and entered into an agreement to construct a new corporate headquarters facility in Denver, North Carolina for an aggregate amount of approximately $1.9 million, with construction anticipated to be completed in fiscal year 2018. This facility will replace the Company’s current headquarters which is leased from an entity owned by certain former officers and directors at an annual rental payment of approximately $178,000. There are currently no other commitments for significant capital expenditures.

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

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, orders under the contract have not been sufficient to offset the seasonal trend for commercial sales. As a result, GGS revenues and operating income have resumed their seasonal nature. Our other reporting segments are not susceptible to seasonal trends.

Critical Accounting Policies and Estimates.

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

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable is established based on management’s estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding receivables. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

Inventories. The Company’s inventories are valued at the lower of cost or market. Provisions for excess and obsolete inventories are based on assessment of the marketability of slow-moving and obsolete inventories. Historical parts usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment, changes in the financial strength of the aviation industry, and market developments impacting both legacy and next-generation products and services of our printing equipment and maintenance segment.

Warranty Reserves. The Company warranties its ground equipment products for up to a three-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. Delphax warranties its equipment for a period of 90 days commencing with installation, except in the European Union, where it is generally one year from product shipment date. Similarly, Delphax warranties spare parts and supplies for a period of 90 days from shipment date. These warranty reserves are reviewed quarterly and adjustments are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims.

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

Revenue Recognition. Cargo revenue is recognized upon completion of contract terms. Revenues from maintenance and ground support services and services within our printing equipment and maintenance segment are recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Business Combinations. The Company accounts for business combinations in accordance with FASB Codification Section 805 (“ASC 805”) Business Combinations. Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the estimated fair value of the acquiree’s equity over the identifiable net assets acquired. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section of the Company’s consolidated balance sheet.

The acquisition method permits the Company a period of time after the acquisition date during which the Company may adjust the provisional amounts recognized in a business combination. This period of time is referred to as the “measurement period”. The measurement period provides an acquirer with a reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports in its consolidated financial statements provisional amounts for the items for which the accounting is incomplete. Under accounting standards in effect as of the Company’s acquisition of interests in Delphax, the Company had two alternatives available to account for subsequent adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Under the first method, which will no longer be an available option beginning with the Company’s first fiscal 2017 quarter, the Company would retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained. Under the second method, which will be the only allowed method beginning with the Company’s first fiscal 2017 quarter, the Company is required to recognize adjustments to the provisional amounts, with a corresponding adjustment to goodwill, in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the Company would adjust its consolidated financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. The Company has adopted the second of the two above-described methods.

Income statement activity of an acquired business is reflected within the Company’s consolidated statements of income and comprehensive income commencing with the date of acquisition. Amounts for pre-acquisition periods are excluded.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs may include such items as finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees, and general administrative costs. The Company accounts for such acquisition-related costs as expenses in the period in which the costs are incurred and the services are received.

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

In September 2015, a standard was issued that simplifies the accounting for measurement period adjustments associated with a business combination by eliminating the requirement to restate prior period financial statements for measurement period adjustments when measurements were incomplete as of the end of the reporting period that includes the business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. It is effective for interim and annual periods beginning after December 15, 2015. The Company will adopt this new standard beginning with the first quarter of fiscal 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as either sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

●	Economic conditions in the Company’s markets;

●	The risk that contracts with FedEx could be terminated or adversely modified in connection with any renewal;

●	The risk that the number of aircraft operated for FedEx will be further reduced;

●	The risk that the United States Air Force will continue to defer significant orders for deicing equipment under its contracts with GGS;

●	The risk that Delphax’s future operating performance will result in Air T, Inc. being unable to fully recover its investments in Delphax;

●	The risk that Delphax will not maintain access to sources of liquidity adequate to fund its operations and permit it to pay its debts as they come due;

●	The impact of any terrorist activities on United States soil or abroad;

●	The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;

●	The risk of injury or other damage arising from accidents involving the Company’s overnight air cargo operations, equipment sold by GGS or services provided by GAS;

●	Market acceptance of the Company’s new commercial and military equipment and services;

●	Competition from other providers of similar equipment and services;

●	Changes in government regulation and technology;

●	Changes in the value of marketable securities held as investments; and

●	Mild winter weather conditions reducing the demand for deicing equipment.

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

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Air T, Inc. and Subsidiaries

Maiden, North Carolina

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Air T, Inc. and subsidiaries as of March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

June 29, 2016

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2016	2015
Operating Revenues:
Overnight air cargo	$68,226,891	$49,864,547
Ground equipment sales	51,175,818	41,770,395
Ground support services	24,834,616	20,546,216
Printing equipment and maintenance	3,954,797	-
Leasing	19,816	-
	148,211,938	112,181,158

Operating Expenses:
Flight-air cargo	35,990,031	22,219,794
Maintenance-air cargo	23,597,111	22,889,035
Ground equipment sales	38,060,345	31,949,363
Ground support services	20,752,753	17,495,471
Printing equipment and maintenance	3,611,024	-
Research and development	777,942	-
General and administrative	18,139,830	14,222,996
Depreciation and amortization	1,257,207	856,911
Gain on sale of property and equipment	(5,968)	(869,116)
	142,180,275	108,764,455
Operating Income	6,031,663	3,416,703

Non-operating Income:
Gain on sale of marketable securities	49,720	8,487
Foreign currency gain, net	79,654	-
Other investment income (loss), net	73,115	(10,265)
Interest expense and other	(80,743)	-
	121,746	(1,778)
Income Before Income Taxes	6,153,409	3,414,926

Income Taxes	2,395,452	931,000

Net Income	3,757,957	2,483,926

Net Loss Attributable to Non-controlling Interests	1,185,108	-

Net Income Attributable to Air T, Inc. Stockholders	$4,943,065	$2,483,926

Earnings Per Share:
Basic	$2.08	$1.05
Diluted	$2.06	$1.04

Weighted Average Shares Outstanding:
Basic	2,372,527	2,359,610
Diluted	2,396,824	2,379,928

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended March 31,
	2016	2015

Net Income	$3,757,957	$2,483,926

Other Comprehensive Income (Loss):

Foreign currency translation loss	(78,004)	-

Unrealized gains (losses) on marketable securities	23,182	(209,215)

Tax effect of unrealized (gains) losses on marketable securities available for sale	(8,346)	76,566

Total unrealized gain (loss) on marketable securities, net of tax	14,836	(132,649)

Reclassification of gains on marketable securities included in net income	49,720	8,487

Tax effect of reclassification of gains on marketable securities included in net income	(17,899)	(2,970)

Reclassification adjustment for realized gains, net of tax	31,821	5,517

Total Other Comprehensive Loss	(31,347)	(127,133)

Total Comprehensive Income	3,726,610	2,356,793

Comprehensive Loss Attributable to Non-controlling Interests	1,233,470	-

Comprehensive Income Attributable to Air T, Inc. Stockholders	$4,960,080	$2,356,793

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,345,455	$13,388,767
Marketable securities	4,944,572	5,278,752
Restricted cash	820,651	776,353
Accounts receivable, less allowance for doubtful accounts of $426,000 and $222,000	12,303,128	9,534,563
Notes and other receivables-current	592,721	816,606
Income tax receivable	719,899	195,000
Inventories	12,274,104	7,789,649
Deferred income taxes	291,000	278,000
Prepaid expenses and other	1,668,004	612,334
Total Current Assets	38,959,534	38,670,023

Investments in Available-For-Sale Securities	4,711,343	-

Property and Equipment, net	4,577,774	2,571,499
Cash Surrender Value of Life Insurance Policies	2,100,057	1,990,671
Notes and Other Receivables-Long-term	103,996	-
Other Assets	317,528	224,188
Intangible Assets, net	1,109,112	-
Goodwill	275,408	-
Total Assets	$52,154,752	$43,456,382

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,003,660	$4,715,709
Income tax payable	11,312	-
Accrued expenses	6,842,874	3,529,451
Short-term debt	1,859,300	-
Total Current Liabilities	15,717,146	8,245,160

Long-term Debt	4,835	5,000,000
Deferred Income Taxes	546,000	416,000
Other Non-current Liabilities	615,241	-

Commitments and Contingencies (Notes 8, 11, and 22)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 shares issued and outstanding	593,131	593,131
Additional paid-in capital	4,947,665	4,929,090
Retained earnings	29,350,980	24,407,915
Accumulated other comprehensive loss, net	(117,898)	(134,913)
Total Air T, Inc. Stockholders' Equity	34,773,878	29,795,223
Non-controlling Interests	497,652	-
Total Equity	35,271,530	29,795,223
Total Liabilities and Equity	$52,154,752	$43,456,382

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,757,957	$2,483,926
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(49,720)	(8,487)
Gain on sale of property and equipment	(5,968)	(869,116)
Change in accounts receivable and inventory reserves	(462,439)	(370,756)
Depreciation, amortization and impairment	1,257,207	856,911
Change in cash surrender value of life insurance	(109,386)	(103,060)
Deferred income taxes	90,484	(372,000)
Warranty reserve	140,768	169,683
Compensation expense related to stock options	29,333	8,958
Change in operating assets and liabilities:
Accounts receivable	(1,530,289)	640,944
Notes receivable and other non-trade receivables	119,889	871,882
Inventories	(877,993)	3,760,133
Prepaid expenses and other assets	(422,547)	147,659
Accounts payable	605,940	(1,710,347)
Accrued expenses	1,217,786	767,231
Income taxes payable/ receivable	(524,900)	566,000
Non-current liabilities	(21,605)	-
Total adjustments	(543,440)	4,355,635
Net cash provided by operating activities	3,214,517	6,839,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(4,481,030)	(4,527,784)
Proceeds from sale of marketable securities	226,759	515,045
Net cash flow from business combination	78,000	-
Proceeds from sale of property and equipment	(1,246,071)	3,358,660
Capital expenditures	200,634	(799,666)
Decrease in restricted cash	(44,298)	(526,352)
Net cash used in investing activities	(5,266,006)	(1,980,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	14,296,108	6,330,888
Payment on line of credit	(19,302,273)	(1,330,888)
Proceeds from line of credit - Delphax	1,832,600	-
Payment of debt - Delphax	(2,827,609)	-
Proceeds from funding of lease	7,428	-
Repurchase of stock options	-	(130,335)
Proceeds from exercise of stock options, net of excess tax benefit	-	150,750
Net cash (used in) provided by used in financing activities	(5,993,746)	5,020,415

Effect of foreign currency exchange rates on cash and cash equivalents	1,923	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,043,312)	9,879,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,388,767	3,508,888
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,345,455	$13,388,767

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$1,288,474	$1,132,115

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Non-controlling interests in acquired business	$1,712,935	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$47,052	$19,000
Income taxes	2,827,000	737,000

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	interests	Equity
Balance, March 31, 2014	2,355,027	$588,756	$4,855,093	$21,923,988	$(7,780)	$-	$27,360,057

Net income	-	-	-	2,483,926	-	-	2,483,926

Unrealized loss from marketable securities, net of tax	-	-	-	-	(127,133)	-	(127,133)

Exercise of stock options	17,500	4,375	146,375	-	-	-	150,750

Compensation expense related to stock options	-	-	8,958	-	-	-	8,958

Tax effect from exercise, forfeiture and repurchase of stock options	-	-	49,000	-	-	-	49,000

Repurchase of stock options	-	-	(130,335)	-	-	-	(130,335)

Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Initial consolidation of Delphax	-	-	-	-	-	1,712,935	1,712,935

Net income (loss)	-	-	-	4,943,065	-	(1,185,108)	3,757,957

Unrealized gain from marketable securities, net of tax	-	-	-	-	46,657	-	46,657

Foreign currency translation loss	-	-	-	-	(29,642)	(48,362)	(78,004)

Funding on residual sharing agreements	-	-	7,428	-	-	-	7,428

Compensation expense related to stock options	-	-	11,147	-	-	18,187	29,334

Balance, March 31, 2016	2,372,527	$593,131	$4,947,665	$29,350,980	$(117,898)	$497,652	$35,271,530

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2016 AND 2015

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a decentralized holding company with ownership interests in a broad set of operating and financial assets that are designed to expand, strengthen and diversify our cash earnings power. Our goal is to build on Air T’s core businesses, to expand into adjacent industries, and when appropriate, to acquire companies that we believe fit into the Air T family.

We currently operate wholly owned subsidiaries in three core industry segments:

•	overnight air cargo, comprised of our Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, which operates in the air express delivery services industry;

•

ground equipment sales, comprised of our Global Ground Support, LLC (“GGS”) subsidiary, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers; and

•

ground support services, comprised of our Global Aviation Services, LLC (“GAS”) subsidiary, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

We recently added two other businesses, which are reported in separate segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment, and in November 2015 we acquired a minority interest in Delphax Technologies Inc.(“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment.

In March 2014, the Company formed a wholly-owned subsidiary, Space Age Insurance Company (“SAIC”), as a single parent hybrid captive insurance company to insure risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs. SAIC also underwrites third-party risks through certain reinsurance arrangements. The activities of SAIC are included within the corporate results in the accompanying consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Delphax. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassifications had no impact on previously reported levels of consolidated net income or equity.

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

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer. The Company has a customer concentration in its overnight air cargo segment which provides service to one major customer. The loss of a major customer would have a material impact on the Company’s results of operations. See Note 16 “Major Customers”.

Cash and Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Foreign exchange - Delphax, which is headquartered in the United States, has subsidiaries in Canada, France, and the United Kingdom. The functional currency of the Delphax’s Canadian subsidiary is the U.S. dollar, whereas the functional currency of Delphax’s subsidiaries in France and the United Kingdom is the Euro and Pound Sterling, respectively. The balance sheets of foreign operations with a functional currency of other than the U.S. dollar are translated to U.S. dollars using rates of exchange as of the applicable balance sheet date. The statements of income items of foreign operations are translated to U.S. dollar using average rates of exchange for the applicable period. The gains and losses resulting from translation of the financial statements of Delphax’s foreign operations are recorded within the accumulated other comprehensive income (loss) and non-controlling interests categories of the Company’s consolidated equity.

Goodwill - Goodwill of approximately $375,000 was provisionally recorded in connection with the acquisition of interests in Delphax (Note 8). Goodwill reflects the excess of the estimated fair value of Delphax’s shareholders’ equity at the date of the Company’s investment over the fair values assigned to Delphax’s identifiable net assets as of the same date. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment.

The Company intends to perform its annual impairment test of Delphax’s goodwill as of September 30, which is the end of Delphax’s fiscal year. An impairment test will also be carried out anytime events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Company has determined that the reporting unit for all goodwill as of March 31, 2016 is at the consolidated Delphax level. The applicable accounting standards provide for two methods to assess goodwill for possible impairment, one qualitative and the other a two-step quantitative method.

The Company is permitted to first assess qualitative factors to determine whether it is more likely than not (this is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value, including goodwill. In qualitatively evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances such as macroeconomic conditions, industry and market developments, cost factors, and the overall financial performance of the reporting unit. If, after assessing these events and circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. In the first step of the quantitative method, recoverability of goodwill is evaluated by estimating the fair value of the reporting unit’s goodwill using multiple techniques, including a discounted cash flow model income approach and a market approach. The estimated fair value is then compared to the carrying value of the reporting unit. If the fair value of a reporting unit is less than its carrying value, a second step is performed to determine the amount of impairment loss, if any. The second step requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of goodwill over its implied fair value.

Considering all relevant factors, the Company identified a potential goodwill impairment during the quarter ended March 31, 2016. After review, the Company estimated and recorded an impairment charge in the amount of $100,000.

Intangible Assets - Amortizable intangible assets consist of acquired patents and tradenames recorded at fair value in connection with the acquisition of interests in Delphax (Note 8). Amortization is recorded using the straight-line method over the estimated useful lives of the assets. In accordance with the applicable accounting guidance, the Company evaluates the recoverability of amortizable intangible assets whenever events occur that indicate potential impairment. In doing so, the Company assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the estimated fair value of the asset. Considering all relevant factors, the Company estimated and recorded a tradename impairment charge in the amount of $50,000 in the quarter ended March 31, 2016. The estimated amortizable lives of the intangible assets are as follows:

Years
Tradenames	5
Patents	9

Marketable Securities – In accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all of our marketable equity securities as available-for-sale. Marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income. If we determine that an investment has other than a temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of comprehensive income. We regularly evaluate our investments for impairment using both quantitative and qualitative criteria. For equity securities we consider the length of time and magnitude of the amount of each security that is in an unrealized loss position. Other than our investment in Insignia Systems, Inc., all of our marketable securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

Inventories – Inventories related to the Company’s manufacturing and service operations are carried at the lower of cost (first in, first out) or market. When finished goods units are leased to customers under operating leases, the units are transferred to Property and Equipment. Consistent with aviation industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

Property and Equipment – Property and equipment is stated at cost or, in the case of equipment under capital leases, the present value of future lease payments. Rotable parts represent aircraft parts which are repairable, capitalized and depreciated over their estimated useful lives. Depreciation and amortization are provided on a straight-line basis over the asset’s useful life. Leased equipment is depreciated using the accelerated method. Useful lives range from three years for computer equipment, seven years for flight equipment and ten years for deicers and other equipment leased to customers.

The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the estimated undiscounted cash flows from those assets, the Company then will write-down the value of the assets by such excess.

Asset Retirement Obligation - Under the terms of a lease for a manufacturing facility in Canada, Delphax is responsible for restoring the leased property to its original condition, normal wear and tear excepted. The Company’s provisional accounting for the acquisition of Delphax reflects an estimated asset retirement obligation (“ARO”) liability for this matter of approximately $560,000. The ARO liability was determined using the present value of the estimated facility restoration costs. Determination of this estimated liability involves significant judgment. The liability is reflected on the accompanying March 31, 2016 consolidated balance sheet within other long-term liabilities. The liability will be periodically adjusted to reflect revisions to estimated future costs and the accretion of interest. The liability as reflected in the Company’s consolidated balance sheet will also change with movement in the U.S. dollar to Canadian dollar exchange rate. The balance at March 31, 2016 was left unchanged compared to the amount estimated for purchase accounting because there was no change of estimate between November 24, 2015 and March 31, 2016 and because the impact of interest accretion and exchange rate movement was deemed inconsequential.

Restricted Cash — Restricted cash consists of cash held by SAIC as statutory capital reserves and cash collateral securing SAIC’s participation in certain reinsurance pools.

Revenue Recognition – Cargo revenue is recognized upon completion of contract terms. Revenues from maintenance and ground support services and services within our printing equipment and maintenance segment are recognized when the service has been performed. Revenue from product sales is recognized when contract terms are completed and ownership has passed to the customer.

Operating Expenses Reimbursed by Customer – The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of flight crews, fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income. These pass through costs totaled $24,632,000 and $32,672,000 for the years ended March 31, 2016 and 2015, respectively.

Stock Based Compensation – The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. The Company recognizes compensation expense on stock options based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company uses the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

Warranty Reserves – The Company warranties its ground equipment products for up to a three-year period from date of sale. The Company’s printing equipment and maintenance segment provides a limited short-term (typically 90 days) warranty on equipment and spare parts. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known.

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2016	2015
Beginning Balance	$231,803	$242,000
Amounts charged to expense	140,768	169,683
Actual warranty costs paid	(166,916)	(179,880)
Delphax acquisition	60,800	-
Ending Balance	$266,455	$231,803

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

Research and Development Costs – All research and development costs are expensed as incurred. The research and development costs for the period November 24, 2015 through March 31, 2016 amounted $778,000. There were no research and development costs for the fiscal year ended March 31, 2015.

2.	EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net income by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. For the year ended March 31, 2016 all options to acquire shares of Air T, Inc. common stock were included in computing earnings per share because their effects were dilutive. The computation of earnings per common share is as follows:

	Year Ended March 31,
	2016	2015

Net earnings attributable to Air T, Inc. Stockholders	$4,943,065	$2,483,926
Earnings Per Share:
Basic	$2.08	$1.05
Diluted	$2.06	$1.04
Weighted Average Shares Outstanding:
Basic	2,372,527	2,359,610
Diluted	2,396,824	2,379,928

3.	MARKETABLE SECURITIES

Marketable securities at March 31, 2016 consisted of investments in publicly traded companies with a fair value of $9,656,000, an aggregate cost basis of $9,791,000, gross unrealized gains aggregating $422,000 and gross unrealized losses aggregating $557,000. Marketable securities at March 31, 2015 consisted of investments with a fair market value of $5,279,000, an aggregate cost basis of $5,490,000, gross unrealized gains aggregating $0 and gross unrealized losses aggregating $211,000. Securities that had been in a continuous unrealized loss position for less than 12 months as of March 31, 2016 had an aggregate fair value and unrealized loss of $5,903,000 and $163,000, respectively ($4,168,000 and $176,000, respectively, at March 31, 2015). Securities that had been in a continuous unrealized loss position for more than 12 months as of March 31, 2016 had an aggregate fair value and unrealized loss of $4,711,000 and $395,000, respectively ($1,111,000 and $35,000, respectively, at March 31, 2015). The Company realized gains of $50,000 and $9,000 from the sale of securities during the years ended March 31, 2016 and March 31, 2015, respectively.

4.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2016	2015
Ground support service parts	$1,566,694	$938,072
Ground equipment manufacturing:
Raw materials	1,549,810	2,583,797
Work in process	408,213	1,535,152
Finished goods	4,328,812	3,045,761
Printing equipment and maintenance
Raw materials	3,319,939	-
Work in process	759,446	-
Finished goods	562,912	-
Total inventories	12,495,826	8,102,782
Reserves	(221,722)	(313,133)

Total, net of reserves	$12,274,104	$7,789,650

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2016	2015
Furniture, fixtures and improvements	$5,559,885	$4,931,748
Equipment leased to customers	2,898,639	1,672,402
	8,458,523	6,604,150
Less accumulated depreciation	(3,880,750)	(4,032,650)

Property and equipment, net	$4,577,774	$2,571,499

6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of March 31, 2016 are presented in the table below. The Company had no intangible assets as of the end of the prior fiscal year.

March 31, 2016

Tradenames	$120,000
Patents	1,090,000
1,210,000
Less accumulated amortization and impairment	(100,888)
Intangible assets, net	$1,109,112

Amortization expense was approximately $51,000 for the period November 24, 2015 through March 31, 2016. There is no amortization expense for the year ended March 31, 2015 as all intangibles were acquired through the Company’s investment in Delphax on November 24, 2015. The Company’s consolidated statement of income for the year ended March 31, 2016 reflects a tradename impairment charge in the amount of $50,000.

Annual future amortization expense for these intangible assets is as follows:

Year ending March 31,
2017	$135,111
2018	135,111
2019	135,111
2020	135,111
2021	126,695
Thereafter	441,973
$1,109,112

The Company provisionally recorded goodwill of approximately $375,000 in connection with its investment in Delphax (Note 8). The Company estimated a subsequent impairment of this goodwill in the amount of $100,000 which has been reflected in the accompanying fiscal year 2016 consolidated financial statements.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2016	2015

Salaries, wages and related items	$3,288,169	$1,571,347
Profit sharing	1,769,261	1,088,089
Health insurance	353,825	405,826
Warranty reserves	266,455	231,803
Other	1,165,164	232,386
Total	$6,842,874	$3,529,451

8.	ACQUISITION OF INTERESTS IN DELPHAX

Pursuant to a Securities Purchase Agreement dated as of October 2, 2015 (the "Securities Purchase Agreement") among the Company, Delphax Technologies, Inc. and its subsidiary, Delphax Technologies Canada Limited ("Delphax Canada"), on November 24, 2015 (the "Closing Date"), the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the "Senior Subordinated Note") issued by Delphax Canada for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from Delphax Canada on October 2, 2015 pursuant to the Securities Purchase Agreement and (ii) for $1,050,000 in cash a total of 43,000 shares of Delphax's Series B Preferred Stock (the "Series B Preferred Stock") and a Stock Purchase Warrant (the "Warrant") to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events).

Principal under the Senior Subordinated Note is due on October 24, 2020 and bears interest at an annual rate of 8.5%. Interest is to be paid in kind until, in the absence of specified events, November 24, 2017. Thereafter, interest is to be paid in cash. Interest in kind is to be paid monthly, while interest payable in cash is to be paid quarterly. The Senior Subordinated Note is guaranteed by Delphax and is secured by security interests granted by Delphax and Delphax Canada in their respective inventories, equipment, accounts receivable, cash, deposit accounts, contract rights and other specified property, as well as a pledge by Delphax of the outstanding capital stock of its subsidiaries, including Delphax Canada. Pursuant to the terms of a subordination agreement (the "Subordination Agreement") entered into on October 2, 2015 by Delphax, Delphax Canada, the Company and the senior lender (the "Senior Lender") that provides a revolving credit facility under an agreement with Delphax and Delphax Canada (the "Senior Credit Agreement"), the Company's rights with respect to payment under and enforcement of the Senior Subordinated Note, and enforcement of its security interests are subordinated to the rights of the Senior Lender under the Senior Credit Agreement.

Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments, and has no liquidation preference over shares of common stock of Delphax. No dividends are required to be paid with respect to the shares of Series B Preferred Stock, except that ratable dividends (on an as-converted basis) are to be paid in the event that dividends are paid on the common stock of Delphax. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax's employee stock option plans at the Closing Date, the number of shares of common stock underlying the Series B Preferred Stock purchased by the Company represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company and approximately 31% of the outstanding shares of common stock assuming conversion of the Series B Preferred Stock and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax's employee stock option plans.

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

The following table summarizes the provisional fair values of consolidated Delphax assets and liabilities as of the Closing Date:

November 24, 2015

ASSETS
Cash and cash equivalents	$586,061
Accounts receivable	1,740,210
Inventories	3,972,802
Other current assets	693,590
Property and equipment	722,714
Intangible assets - trade name	120,000
Intangible assets - patents	1,090,000
Goodwill	375,408
Total assets	$9,300,785

LIABILITIES
Accounts payable	$1,663,199
Accrued expenses	1,949,522
Income tax payable	11,312
Debt	3,313,317
Other long-term liabilities	650,500
Total liabilities	$7,587,850

Net Assets	$1,712,935

The Company determined that it was reasonable to use the price which it paid for its minority equity interest as the basis for estimating the total fair value of Delphax’s equity as of November 24, 2015 acquisition date. The effect of the Company’s equity and debt investments of $1,050,000 and $2,500,000, respectively, are not reflected in the above table. As such, the amounts presented reflect the provisional fair values of Delphax’s assets and liabilities immediately prior to the Company’s investments. The net assets amount presented above is the estimated acquisition date fair value of the non-controlling interests in Delphax.

Delphax’s debt immediately prior to the acquisition included approximately $508,000 due under the 90-Day Senior Subordinated Note.

The Company’s initial accounting for its acquisition of interests in Delphax is currently incomplete. Therefore, as permitted by the applicable accounting guidance, the above amounts are provisional. Determination of the acquisition date fair values of certain of Delphax assets and liabilities, particularly inventories and the ARO liability (see Note 1) involves significant management judgment and is a time-intensive undertaking. The Company anticipates finalizing its accounting of this business combination in the first quarter of fiscal year 2017, but by no later than the end of the second fiscal 2017 quarter.

Direct costs relating to the above transactions of $110,000 were expensed as incurred during the year ended March 31, 2016, and are included in the general and administrative expenses in the consolidated statements of income and comprehensive income.

Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.

9.	VARIABLE INTEREST ENTITIES

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 - Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

●	the power to direct the activities that most significantly impact the economic performance of the VIE; and

●	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

As described in Note 8, the Company acquired Delphax Series B Preferred Stock, loaned funds to Delphax, and acquired the Warrant. In accordance with ASC 810, the Company evaluated whether Delphax was a VIE as of November 24, 2015. Based principally on the fact that the Company granted Delphax subordinated financial support, the Company determined that Delphax was a VIE on that date. Therefore, it was necessary for the Company to assess whether it held any “variable interests”, as defined in ASC 810, in Delphax. The Company concluded that its investments in Delphax’s equity and debt, and its investment in the Warrant, each constituted a variable interest. Based on its determination that it held variable interests in a VIE, the Company was required to assess whether it was Delphax’s “primary beneficiary”, as defined in ASC 810.

After considering all relevant facts and circumstances, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. While various factors informed the Company’s determination, particular weight was given to the Company’s current representation on Delphax’s board of directors and the provision described in Note 2 which grants the Company control of such board beginning June 1, 2016. Since the Company became Delphax’s primary beneficiary on November 24, 2015, the Company consolidated Delphax in its consolidated financial statements beginning on that date.

Refer to Note 8 for the provisional fair value of the assets and liabilities of Delphax on the acquisition date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of March 31, 2016:

March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$249,528
Accounts receivable, net	1,433,494
Inventories	4,642,298
Other current assets	1,034,067
Total current assets	7,359,387
Property and equipment	625,684
Intangible assets	1,109,112
Goodwill	275,408
Other Assets	26,020
Total assets	$9,395,611

LIABILITIES
Current liabilities:
Accounts payable	$1,684,802
Income tax payable	11,312
Accrued expenses	1,926,340
Short-term debt	1,859,300
Total current liabilities	5,481,754
Long-term debt	2,581,107
Other long-term liabilities	606,358
Total liabilities	$8,669,219

Net Assets	$726,392

Long-term debt as reflected in the above table includes approximately $76,000 of accrued interest, due to the Company from Delphax Canada under the Senior Subordinated Note. This debt and accrued interest was eliminated for purposes of the Company’s accompanying March 31, 2016 consolidated balance sheet.

The assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its subsidiaries.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015. Revenues and expenses prior to the date of initial consolidation are excluded. The following table sets forth the revenue and expenses of Delphax that are included in the Company’s consolidated statements of income and comprehensive income for the year ended March 31, 2016:

From November 24, 2015 through March 31, 2016

Operating Revenues	$3,954,797

Operating Expenses:
Cost of sales	3,611,024
General and administrative	1,218,564
Research and development	777,942
Depreciation, amortization and impairment	313,893
5,921,423
Operating Loss	(1,966,626)

Non-operating Loss	(21,111)

Loss Before Income Taxes	(1,987,737)

Income Taxes	-

Net Loss	$(1,987,737)

Non-operating income, net, includes interest expense of approximately $76,000 associated with the Senior Subordinated Note. This interest expense was eliminated for purposes of the Company’s accompanying consolidated statements of income and comprehensive income for the year ended March 31, 2016.

10.	FINANCING ARRANGEMENTS

As of March 31, 2016, the Company had a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS, GAS and ATGL may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying consolidated statements of income. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2017.

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

The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible. No borrowings were outstanding under the credit facility on March 31, 2016.

Amounts advanced under the credit facility bear interest at the 30-day “LIBOR” rate plus 150 basis points. The LIBOR rate at March 31, 2016 was approximately .44%. The Company was in compliance with all covenants under this credit facility at March 31, 2016.

As of March 31, 2016, Delphax maintained a debt facility consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Because Delphax’s senior credit facility prohibits the payment of cash dividends, the facility is not a source of liquidity to Air T, Inc. or any of its subsidiaries. Neither Air T nor any of its subsidiaries is a guarantor of Delphax’s obligations under its senior credit facility.

The Delphax senior credit facility is secured by substantially all of its North American assets, expires in November 2018, prohibits payment of cash dividends by Delphax and is subject to certain financial covenants. The Delphax senior credit facility provides for interest based upon the prime rate plus a margin (4.25% as of March 31, 2016). As of March 31, 2016, Delphax had aggregate borrowings of $1,833,000 outstanding under its senior credit facility, with a borrowing base that would have permitted additional borrowings of approximately $800,000. Delphax has advised that at March 31, 2016 it was not in compliance with financial covenants under the agreement governing its senior credit facility. Due to Delphax’s non-compliance with financial covenants, the lender has the contractual right to cease permitting borrowings under the facility and to declare all amounts outstanding under the senior credit facility due and payable immediately. As of the date of this report the lender has neither made such declaration, nor waived its right to do so and Delphax has continued to make borrowings under the senior credit facility. As of the date of this report, Delphax has not regained compliance with these financial covenants. In the event that Delphax is denied access to additional borrowings under the senior credit facility, unless it obtains access to other adequate sources of liquidity, which may include cash from operations, Delphax may be unable to adequately fund its operations or pay its debts as they come due. Delphax has recently implemented cost-savings initiatives, including employee furloughs, to minimize ongoing cash needs.

11.	LEASE ARRANGEMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities. The Company leases its corporate offices from a company controlled by certain of the Company’s former officers and directors. The lease for this facility provides for monthly rent of $14,862 and expires on January 31, 2018, though the lease may be renewed by us for three additional two-year option periods through January 31, 2024.

The Company leases approximately 53,000 square feet of a 66,000 square foot aircraft maintenance facility located in Kinston, North Carolina under an agreement that extends through January 2023, with the option to extend the lease for four additional five-year periods thereafter. The Company has calculated rent expense under the current lease term.

GGS leases its production facility under an agreement that extends through August 2019.

GAS leases several maintenance facilities across the country and an administrative office in Eagan, Minnesota. Most of the leases are on one year agreements with renewal clauses, but some of these are multi-year leases extending out as far as March 2021.

Delphax leases its production facility in Mississauga, Ontario under an agreement extending through August 2018. Annual rents remaining under the agreement are CDN $384,000 (approximately $222,000 using the March 31, 2016 exchange rate) per year. In addition, Delphax is obligated to pay as additional rent the related operating expenses of the landlord. Under the terms of the lease, Delphax is also subject to a facility restoration obligation (see Note 1).

Delphax has office space in the United Kingdom under an operating lease that extends through January 2017. The annual lease payment for this facility is £62,400 (approximately $90,000 using the March 31, 2016 exchange rate). In addition to the contracted lease amount, the lease payments include a pro rata portion of the operating expenses incurred by the landlord.

At March 31, 2016, future minimum annual lease payments (foreign currency amounts translated using applicable March 31, 2016 exchange rates) under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2017	$3,278,000
2018	2,611,000
2019	1,660,000
2020	1,018,000
2021	564,000
Thereafter	632,000
Total minimum lease payments	$9,763,000

The Company’s rent expense excluding Delphax for operating leases totaled approximately $3,038,000 and $2,309,000 for fiscal 2016 and 2015, respectively, and includes amounts to related parties of $178,000 and $177,000 in fiscal 2016 and 2015, respectively. Delphax’s rent expense from November 24, 2015 through March 31, 2016 totaled approximately $226,000.

12.	EQUIPMENT LEASED TO CUSTOMERS

The Company leases equipment to third parties. As of March 31, 2016, minimum future rentals under non-cancelable operating leases are as follow:

Year ended March 31,
2017	$206,000
2018	46,040
2019	46,040
2020	46,040
2021	46,040
Thereafter	3,837
Total minimum lease payments	$393,994

Delphax leases a printer to a third party under an operating lease agreement entered into in June 2015. The term of this lease extends through May 2018. This agreement provides for monthly rent of $20,000. At March 31, 2016, future minimum annual lease payments receivable are as follows:

Year ended March 31,
2017	$240,000
2018	240,000
2019	40,000
$520,000

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s assets and liabilities measured at fair value (all Level 1 categories) were as follows:

	Fair Value Measurements at March 31,
	2016	2015

Marketable securities	$9,655,915	$5,278,752

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable and accrued expenses approximate their fair value at March 31, 2016 and 2015.

14.	AIR T, INC. STOCKHOLDERS’ EQUITY

The authorized capital structure of Air T, Inc. includes 4,000,000 shares of common stock, with a par value of $0.25 per share.  In May 2014, the Company’s Board of Directors adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.

In addition to common stock, the Company may issue up to 50,000 shares of $1.00 par value preferred stock, in one or more series, on such terms and with such rights, preferences and limitations as determined by the Board of Directors.  A total of 5,000 shares of preferred stock are authorized for issuance as Series A Junior Participating Preferred Stock and 5,000 shares of preferred stock are authorized for issuance as Series B Junior Participating Preferred Stock, of which 3,000 shares had been reserved for issuance pursuant to the Company’s Rights Agreement, described below.  If issued, each share of Series B Junior Participating Preferred Stock would be entitled, in connection with the declaration of a dividend on the Company’s common stock, to a preferential dividend payment equal to the greater of (i) $1.00 per share and (ii) an amount equal to 1,000 times the related dividend declared per share of common stock. Subject to customary anti-dilution provisions, in the event of liquidation, the holders of Series B Junior Participating Preferred Stock would be entitled to a preferential liquidation payment equal to the greater of (a) $100 per share and (b) an amount equal to 1,000 times the liquidation payment made per share of common stock. In addition, if issued, each share of Series B Junior Participating Preferred Stock would entitle the holder thereof to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No shares of preferred stock of any series have been issued as of March 31, 2016.

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

The Rights initially represent the right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock.  The Rights will become exercisable upon the occurrence of specified events, including if any person or group (other than an “exempt person”) acquires beneficial ownership of 20 percent or more of the Company’s common stock.  Under the Rights Agreement, an “exempt person” means each person that beneficially owns as of the date of the Rights Agreement 20% or more of the outstanding shares of common stock of the Company, except that each such person will be considered an exempt person only if and so long as the shares of common stock that are beneficially owned by such person do not exceed the number of shares which are beneficially owned by such person on the date of the Rights Agreement, plus any additional shares representing not more than 1% of the shares of common stock then outstanding, and except that a person will cease to be an exempt person immediately at such time as such person ceases to be the beneficial owner of 20% or more of the shares of common stock then outstanding. Upon a person or group (other than an exempt person) acquiring 20 percent or more of the Company’s common stock, each Right (other than Rights owned by such person or group) entitles its holder to purchase, for an exercise price of $85 per share, a number of shares of the Company’s common stock (or in certain circumstances, cash, property or other securities of the Company) having a market value of twice the exercise price, and under certain conditions, common stock of an acquiring company having a market value of twice the exercise price. If any person or group (other than an exempt person) acquires beneficial ownership of 20 percent or more of the Company’s common stock, the Company may, at its option, exchange the outstanding Rights (other than Rights owned by such acquiring person or group) for shares of the Company’s common stock or Company equity securities deemed to have the same value as one share of common stock or a combination thereof, at an exchange ratio of one share of common stock per Right.  The Rights are subject to adjustment if certain events occur. Unless earlier redeemed, exchanged or amended by the Company, the Rights will expire on December 26, 2017. The Rights Agreement provides that the Company’s Board of Directors may, at its option and in the absence of certain events, redeem all of the outstanding Rights at a redemption price of $0.01 per Right.

15.	EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

Pursuant to equity compensation plans last approved by Air T, Inc. stockholders in 2005, the Company has granted options to purchase up to a total of 256,000 shares of common stock to key employees, officers and non-employee directors with exercise prices at 100% of the fair market value on the date of grant. As of March 31, 2016, no further awards may be granted under the plans, and options to acquire a total of 40,000 shares remained outstanding. The employee options generally vested one-third per year beginning with the first anniversary from the date of grant. The non-employee director options generally vested one year from the date of grant.

Compensation expense related to Air T, Inc. stock options was $0 and $9,000 for the years ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was no unrecognized compensation expense, related to the stock options. There were no stock options granted during the years ended March 31, 2016 and March 31, 2015.

In addition, Delphax maintains a number of stock option plans. These plans were in place at the time of the Company’s acquisition of interests in Delphax. Subsequent to the acquisition, Delphax granted 1.2 million non-qualified options to purchase shares of its common stock to certain of its employees at an exercise price of $0.33 per share. For the period from the acquisition date through March 31, 2016 Delphax recognized approximately $30,000 of stock-based compensation expense for its stock-based compensation arrangements. As of March 31, 2016, Delphax had a total of $373,000 in unrecognized compensation cost associated with its stock option plans.

Option activity, which only reflects the activity of Air T, Inc., is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life(Years)	Value

Outstanding at March 31, 2014	101,500	$8.73	3.39	$342,000
Granted	-
Exercised	(17,500)	8.61
Forfeited	(6,000)	8.29
Repurchased	(32,000)	8.96
Outstanding at March 31, 2015	46,000	$8.68	2.87	$732,000
Granted	-
Exercised	-	-
Forfeited	(6,000)	8.29
Repurchased	-	-
Outstanding at March 31, 2016	40,000	8.74	2.09	$617,000
Exercisable at March 31, 2016	40,000	$8.74	2.09	$617,000

During the year ended March 31, 2015, options to purchase 10,000 shares vested and as of March 31, 2014 2,500 options vested. For the fiscal year ended March 31, 2016, no options were purchased.

16.	MAJOR CUSTOMERS

Approximately 46% and 45% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2016 and 2015, respectively. Approximately 24% and 26% of the Company’s consolidated accounts receivable at March 31, 2016 and 2015, respectively, were due from FedEx Corporation.

17.	INCOME TAXES

The components of income tax expense were as follows:

	Year Ended March 31,
	2016	2015
Current:
Federal	$1,817,000	$1,209,000
State	316,000	159,000
Foreign	171,000	(65,000)
Total current	2,304,000	1,303,000
Deferred:
Federal	152,000	(315,000)
State	(61,000)	(57,000)
Total deferred	91,000	(372,000)

Total	$2,395,000	$931,000

Income tax expense was different from the amount computed by applying the statutory federal income tax rate of 34% as shown in the following table:

	Year Ended March 31,
	2016		2015
Expected Federal income tax expense U.S. statutory rate	$2,092,000	34.0%	$1,161,000	34.0%
State income taxes, net of Federal benefit	169,000	2.7%	67,000	2.0%
Permanent differences, other	47,000	0.8%	42,000	1.2%
Section 831(b) benefit	(316,000)	-5.1%	(364,000)	-10.6%
Change in valuation allowance	557,000	9.0%
Domestic production activities deductions	(193,000)	-3.1%	(107,000)	-3.1%
Other differences, net	39,000	0.6%	132,000	3.8%
Income tax expense	$2,395,000	38.9%	$931,000	27.3%

Delphax, which generated a loss for the period from November 24, 2015 through March 31, 2016 and is not included in the Air T, Inc.’s consolidated tax returns, is the source of the above valuation allowance effect.

Deferred tax assets and liabilities consisted of the following as of:

	March 31,
	2016	2015

Inventory reserves	$504,000	$115,000
Accrued vacation	439,000	244,000
Stock option compensation	141,000	47,000
Warranty reserve	74,000	85,000
Accounts and notes receivable reserve	181,000	83,000
Net operating loss carryforwards	5,353,000	-
Federal credits	4,784,000	-
263A inventory capitalization	60,000	145,000
Other	112,000	79,000
Total deferred tax assets	11,648,000	798,000

Deferred Revenue	(52,000)	-
Prepaid expenses	(563,000)	(473,000)
Property and equipment	(70,000)	(463,000)
Intangibles	(388,000)	-
Total deferred tax liabilities	(1,073,000)	(936,000)
Net deferred tax (liability) asset	$10,575,000	$(138,000)
Less Valuation Allowance	(10,830,000)	-
Net deferred tax (liability) asset after Valuation Allowance	$(255,000)	$(138,000)

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2016 and 2015 consolidated balance sheets according to the classification of the underlying asset and liability.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America. The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the fiscal 2012 through 2014 tax years. The periods subject to examination for the Company’s state returns are generally the fiscal 2011 through 2014 tax years. As of March 31, 2016 and 2015, the Company did not have any unrecognized tax benefits. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2016 and 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2016 and 2015.

As described in Note 8, effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 38%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has three foreign subsidiaries located in Canada, France, and the United Kingdom which file tax returns in those jurisdictions. With few exceptions, Delphax is no longer subject to examinations by income tax authorities for tax years before 2011.

Delphax maintains a September 30 fiscal year. As of September 30, 2015, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $6.0 million and $7.9 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.5 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $325,000 are available to offset future income tax with no expiration date. The Company is currently evaluating whether the investment in Delphax by Air T resulted in an ownership change for purposes of Section 382. The Company anticipates completing this analysis prior to filing it’s first quarterly report for fiscal year 2017. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards will be significantly limited.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax acquisition on November 24, 2015, the Company established a full valuation allowance against Delphax’s net deferred tax assets of approximately $10,273,000. The corresponding valuation allowance at March 31, 2016 was approximately $10,830,000. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against Delphax’s net deferred tax assets.

U.S. income tax has not been recognized on the excess of the amount for ﬁnancial reporting over the tax basis of investments in foreign subsidiaries for Delphax that is indeﬁnitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

18.	EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the years ended March 31, 2016 and 2015 was approximately $376,000 and $299,000, respectively and was recorded in general and administrative expenses in the consolidated statements of income.

The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2016 and 2015 was approximately $1,748,000 and $1,150,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

In addition, Delphax has a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. Delphax contributes an amount equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The employer contribution vests after the employee has completed three years of eligible service. The contribution made by Delphax during the period from November 24, 2015 through March 31, 2016 was $15,000.

Delphax also has a defined contribution plan covering substantially all Canadian employees. Canadian employees contribute 2% of gross salary to the plan, and Delphax makes a contribution to the plan of 3% or 4% of gross salary depending on employee classification. The employer contribution vests over two years. The contribution made by Delphax during the period from November 24, 2015 through March 31, 2016 was $41,000.

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2016
Operating Revenues	$22,359	$44,654	$46,619	$34,581
Operating Income (Loss)	(1,049)	5,505	$3,890	(2,314)
Net Income (Loss)	(736)	3,794	2,971	(1,086)
Basic Earnings (Loss) per share	(0.31)	1.60	1.25	(0.46)
Diluted Earnings (Loss) per share	(0.31)	1.58	1.24	(0.46)

2015
Operating Revenues	$21,779	$34,625	$30,893	$24,885
Operating Income (Loss)	99	2,597	2,141	(1,420)
Net Income (Loss)	73	1,818	1,448	(856)
Basic Earnings (Loss) per share	0.03	0.77	0.61	(0.36)
Diluted Earnings (Loss) per share	0.03	0.77	0.61	(0.36)

20.	GEOGRAPHICAL INFORMATION

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2016 and March 31, 2015:

	March 31,	March 31,
	2016	2015
United States, the Company’s country of domicile	$4,544,050	$2,571,499
Foreign	33,724	-
Total property and equipment, net	$4,577,774	$2,571,499

Total revenue, located in the United States, the Company’s Country of domicile is summarized in the following table as of March 31, 2016 and March 31, 2015:

	March 31,	March 31,
	2016	2015
United States, the Company’s country of domicile	$141,010,279	$103,642,292
Foreign	7,201,659	8,538,866
Total revenue	$148,211,938	$112,181,158

21.	SEGMENT INFORMATION

The Company has five business segments. The overnight air cargo segment, comprised of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, comprised of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, comprised of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is comprised of Delphax and its subsidiaries, which was consolidated for financial accounting purposes beginning November 24, 2015. Delphax designs, manufactures and sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales is related to service and support provided after the sale. Delphax has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East. The Company’s newly established leasing segment, comprised of the Company’s Air T Global Leasing, LLC subsidiary, provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. Air T Global Leasing, LLC commenced operations during the quarter ended December 31, 2015.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income. For the fiscal year ended March 31, 2016, the premiums paid to SAIC by the Company were allocated among the operating segments based on segment revenue and certain identified corporate expenses were allocated to the segments based on the relative benefit of those expenses to each segment. The prior period amounts have been reclassified to conform to the current period allocations of these expenses. Segment data is summarized as follows:

	Year Ended March 31,
	2016	2015
Operating Revenues:
Overnight Air Cargo	$68,226,891	$49,864,547
Ground Equipment Sales:
Domestic	45,175,818	33,231,529
International	6,000,000	8,538,866
Total Ground Equipment Sales	51,175,818	41,770,395
Ground Support Services	24,834,616	20,546,216
Printing Equipment and Maintenance
Domestic	2,753,138	-
International	1,201,659	-
Total Printing Equipment and Maintenance	3,954,797	-
Leasing	19,816	-
Total	$148,211,938	$112,181,158

Operating Income (Loss):
Overnight Air Cargo	$3,283,495	$19,519
Ground Equipment Sales	6,390,287	3,674,598
Ground Support Services	(1,035,929)	(92,532)
Printing Equipment and Maintenance	(1,966,626)	-
Leasing	8,324	-
Corporate	(647,888)	(184,881)
Total	$6,031,663	$3,416,703

Capital Expenditures:
Overnight Air Cargo	$92,707	$245,548
Ground Equipment Sales	341,124	228,025
Ground Support Services	520,243	256,918
Printing Equipment and Maintenance	16,438	-
Corporate	275,559	69,175
Total	$1,246,071	$799,666

Depreciation and Amortization:
Overnight Air Cargo	$138,639	$158,179
Ground Equipment Sales	518,013	502,648
Ground Support Services	224,878	167,743
Printing Equipment and Maintenance	163,893	-
Leasing	8,724	-
Corporate	53,060	28,340
Total	$1,107,207	$856,911

22.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that these matters, if adversely decided, would not have a material adverse effect on the Company's results of operations or financial position.

In June 2016, the Company acquired land and entered into an agreement to construct a new corporate headquarters facility in Denver, North Carolina for an aggregate amount of approximately $1.9 million, with construction anticipated to be completed in fiscal year 2018. This facility will replace the Company’s current headquarters which is leased from an entity owned by certain former officers and directors at an annual rental payment of approximately $178,000. There are currently no other commitments for significant capital expenditures.

23.	RELATED PARTY MATTERS

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL are headquartered at this facility. The lease for this facility provides for monthly rent of $14,862 and expires on January 31, 2018, though the lease may be renewed by us for three additional two-year option periods through January 31, 2024. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

Since April 1, 2015, the Company’s leasing subsidiary has acquired interests in two equipment leases originated by Vantage Financial, LLC (“Vantage”) for aggregate payments to Vantage of approximately $401,250. The interests in the acquired leases entitle the Company’s leasing subsidiary to receive lease payments from the third parties leasing the equipment for a specified period. Pursuant to the agreements between the Company’s leasing subsidiary and Vantage, Vantage’s fees for servicing the equipment leases for the leasing subsidiary (approximately $1,000) were included in the acquisition payments. William R. Foudray, a director of the Company, is the Executive Vice President and a co-founder of Vantage. The amounts paid by the Company’s leasing subsidiary to Vantage to acquire these lease assets represent approximately 1% of Vantage’s outstanding lease assets at March 31, 2016 and the servicing income represents less than 1% of Vantage’s annual revenues.

24.	SUBSEQUENT EVENTS

Management performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through the date that these consolidated financial statements were issued.

On April 4, 2016, ATGL purchased two elanTM 500 printers from Delphax for $650,000 for lease to a third party. One of those acquired printers was subject to an existing lease to a third party (see Note 12) which has been assigned to ATGL.

On June 1, 2016, the dry-lease agreements between MAC and CSA and FedEx Corporation were amended to extend the term of the agreements to May 31, 2020 and to reduce the administrative fee per aircraft operated by MAC and CSA under the dry-lease agreements by approximately 2% (on a weighted average basis) compared to the administrative fee rate in place prior to the amendment. Because a portion of the administrative fee funds the payment of certain operational costs incurred by MAC and CSA in operating aircraft that are not reimbursed by FedEx and are expected to increase substantially from the levels incurred in the fiscal year ended March 31, 2016, the reduction in administrative fee is anticipated to have a much more significant impact on the segment’s operating income.

In June 2016, the Company acquired land and entered into an agreement to construct a new corporate headquarters in Denver, North Carolina for an aggregate amount of approximately $1.9 million, with construction anticipated to be completed in fiscal year 2018. The facility will replace the Company’s current headquarters which is leased from an entity owned by certain former officers and directors at an annual rental payment of approximately $178,000.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2016. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation did not include an evaluation of effectiveness of internal controls over financial reporting with respect to Delphax. As described in Part I, Item 1 of this Form 10-K, we acquired minority equity and other interests in Delphax on November 24, 2015 and have determined that, even though Delphax was not a subsidiary of the Company, we had obtained control over Delphax in conjunction with the acquisition of the interests, and we have consolidated the relevant financial information of Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. Delphax’s operating revenues from the date of our investments through March 31, 2016 were approximately $3,955,000 (3% of consolidated operating revenues). Delphax’s total assets at March 31, 2016 were $9,372,000 (18% of consolidated total assets). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2016.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2016 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information concerning Directors and Executive Officers may be found under the captions “Proposal 1 – Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2016 annual meeting of stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in the 2016 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11.     Executive Compensation.

Information concerning executive compensation may be found under the captions “Executive Officer Compensation” and “Director Compensation” of our 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of March 31, 2016, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	40,000	$8.74	-

Equity compensation plans not approved by security holders	-	-	-
Total	40,000	$8.74	-

The other information in our 2016 Proxy Statement set forth under the captions “Certain Beneficial Owners of Common Stock” and “Director and Executive Officer Stock Ownership” is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions and Director Independence.

The information in our 2016 Proxy Statement set forth under the caption “Certain Transactions” is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information in our 2016 Proxy Statement set forth under the caption “Proposal 3 – Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

1.	Financial Statements

a.	The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
(ii)	Consolidated Balance Sheets as of March 31, 2016 and 2015.
(iii)	Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2016 and 2015.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2016 and 2015.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015.
(vi)	Notes to Consolidated Financial Statements.

3.	Exhibits

No.	Description

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

4.2

Rights Agreement, dated as of December 15, 2014, between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 15, 2014 (Commission File No. 0-11720)

10.1

Aircraft Dry Lease and Services Agreement effective as of June 1, 2015 between Federal Express Corporation and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (Commission File No. 0-11720) (Certain information has been omitted from this exhibit pursuant to the request for confidential treatment submitted to the Securities and Exchange Commission. The omitted information has been separately filed with the Securities and Exchange Commission.)

10.2

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 0 11720)

10.3	Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc. (filed herewith)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 0-11720)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-11720)

10.6

Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (Cimmission File No. 0-11720)

10.7

Credit Agreement dated April 1, 2015 between Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc. Global Aviation Services, LLC and Branch Banking and Trust Company., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2015 (Commission File No. 0-11720)

10.8

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2015 (Commission File No. 0-11720)

10.9

Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 0-11720)

10.10	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000* (Commission File No. 0-11720)

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

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101

The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements.

__________________

* Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:	/s/ Nick Swenson
	Nick Swenson, Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: June 29, 2016

By:	/s/ Candice Otey
Candice Otey, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: June 29, 2016

By:	/s/ Seth Barkett
	Seth Barkett, Director	Date: June 29, 2016

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 29, 2016

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 29, 2016

By:	/s/ Andrew L. Osborne
	Andrew L. Osborne, Director	Date: June 29, 2016

By:	/s/ J. Andrews Reeves
	J. Andrews Reeves, Director	Date: June 29, 2016

By:	/s/ Andrew Stumpf
	Andrew Stumpf, Director	Date: June 29, 2016

EXHIBIT INDEX

No.	Description

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

4.2

Rights Agreement, dated as of December 15, 2014, between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 15, 2014 (Commission File No. 0-11720)

10.1

Aircraft Dry Lease and Services Agreement effective as of June 1, 2015 between Federal Express Corporation and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (Commission File No. 0-11720) (Certain information has been omitted from this exhibit pursuant to the request for confidential treatment submitted to the Securities and Exchange Commission. The omitted information has been separately filed with the Securities and Exchange Commission.)

10.2

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 0 11720)

10.3	Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc. (filed herewith)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 0-11720)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-11720)

10.6

Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (Commission File No. 0-11720)

10.7

Credit Agreement dated April 1, 2015 between Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc. Global Aviation Services, LLC and Branch Banking and Trust Company., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2015 (Commission File No. 0-11720)

10.8

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2015 (Commission File No. 0-11720)

10.9

Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 0-11720)

10.10	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000* (Commission File No. 0-11720)

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

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101

The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).