Form 10-Q
period 2016-06-30
AIR T INC
filed 2016-08-15
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 2, 2016
Common Shares, par value of $.25 per share	2,042,789

AIR T, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Loss (Unaudited) Three Months Ended June 30, 2016 and 2015	3

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) Three Months Ended June 30, 2016 and 2015	4

	Condensed Consolidated Balance Sheets June 30, 2016 (Unaudited) and March 31, 2016	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended June 30, 2016 and 2015	6

	Condensed Consolidated Statements of Equity (Unaudited) Three Months Ended June 30, 2016 and 2015	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

	PART II

Item 5.	Other Information	36

Item 6.	Exhibits	36
	Signatures	37
	Exhibit Index	38
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended June 30,
	2016	2015
Operating Revenues:
Overnight air cargo	$16,637,165	$12,889,190
Ground equipment sales	4,254,188	4,039,237
Ground support services	6,800,042	5,430,093
Printing equipment and maintenance	2,560,088	-
Leasing	241,770	-
	30,493,253	22,358,520

Operating Expenses:
Flight-air cargo	8,974,565	6,373,909
Maintenance-air cargo	5,445,904	5,208,164
Ground equipment sales	3,416,324	3,129,114
Ground support services	5,392,668	4,715,911
Printing equipment and maintenance	6,007,767	-
Research and development	510,960	-
General and administrative	5,828,946	3,806,928
Depreciation, amortization and impairment	1,989,601	178,617
Gain on sale of property and equipment	-	(5,024)
	37,566,735	23,407,619

Operating Loss	(7,073,482)	(1,049,099)

Non-operating Income (Expense):
Gain on sale of marketable securities	143,869	-
Foreign currency gain, net	91,790	-
Other-than-temporary impairment loss on investments	(1,502,239)	-
Other investment income (loss), net	42,693	(19,941)
Interest expense and other	(64,011)	-
	(1,287,898)	(19,941)

Loss Before Income Taxes	(8,361,380)	(1,069,040)

Income Tax Benefit	(372,000)	(333,000)

Net Loss	(7,989,380)	(736,040)

Net Loss Attributable to Non-controlling Interests	$4,313,078	$-

Net Loss Attributable to Air T, Inc. Stockholders	$(3,676,302)	$(736,040)

Loss Per Share:
Basic	$(1.55)	$(0.31)
Diluted	$(1.55)	$(0.31)

Weighted Average Shares Outstanding:
Basic	2,372,527	2,372,527
Diluted	2,372,527	2,372,527

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,
	2016	2015

Net loss	$(7,989,380)	$(736,040)

Other Comprehensive Income (Loss):

Foreign currency translation loss	(150,312)	-

Unrealized net losses on marketable securities	(981,370)	(439,298)

Tax effect of unrealized net losses on marketable securities	353,293	158,148

Total unrealized net losses on marketable securities, net of tax	(628,077)	(281,150)

Reclassification of other-than-temporary impairment losses on marketable securities included in net loss, net of gains on sale of marketable securities	1,358,370	-

Tax effect of reclassification	(489,012)	-

Reclassification adjustment, net of tax	869,358	-

Total Other Comprehensive Income (Loss)	90,969	(281,150)

Total Comprehensive Loss	(7,898,411)	(1,017,190)

Comprehensive Loss Attributable to Non-controlling Interests	4,406,316	-

Comprehensive Loss Attributable to Air T, Inc. Stockholders	$(3,492,095)	$(1,017,190)

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016 *
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,969,976	$5,345,455
Marketable securities	4,780,300	4,944,572
Restricted cash	824,062	820,651
Accounts receivable, less allowance for doubtful accounts of $355,000 and $426,000	11,230,664	12,303,128
Notes and other receivables-current	1,056,929	592,721
Income tax receivable	1,136,720	719,899
Inventories, net	15,199,716	12,274,104
Deferred income taxes	155,279	291,000
Prepaid expenses and other	1,192,794	1,668,004
Total Current Assets	39,546,440	38,959,534

Investments in Available-For-Sale Securities	3,603,764	4,711,343

Property and Equipment, Net	4,813,305	4,577,774
Cash Surrender Value of Life Insurance Policies	2,118,628	2,100,057
Notes and Other Receivables - Long Term	-	103,996
Other Assets	291,818	317,528
Intangible Assets, Net	-	1,109,112
Goodwill	-	275,408
Total Assets	$50,373,955	$52,154,752

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,896,453	$7,003,660
Income tax payable	-	11,312
Accrued expenses	8,035,357	6,842,874
Short-term debt	2,177,827	1,859,300
Total Current Liabilities	19,109,637	15,717,146

Long-Term Debt	3,320,701	4,835
Deferred Income Taxes	546,000	546,000
Other Non-current Liabilities	24,498	615,241

Commitments and Contingencies (Notes 8 and 12)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 shares issued and outstanding	593,131	593,131
Additional paid-in capital	4,947,665	4,947,665
Retained earnings	25,674,678	29,350,980
Accumulated other comprehensive income (loss), net	66,309	(117,898)
Total Air T, Inc. Stockholders' Equity	31,281,783	34,773,878
Non-controlling Interests	(3,908,664)	497,652
Total Equity	27,373,119	35,271,530
Total Liabilities and Equity	$50,373,955	$52,154,752

* Derived from audited financial statements

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,989,380)	$(736,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	(143,869)	-
Gain on sale of property and equipment	-	(5,024)
Change in accounts receivable and inventory reserves	2,348,788	9,528
Depreciation, amortization and impairment	1,989,601	178,617
Change in cash surrender value of life insurance	(18,571)	(20,146)
Warranty reserve	39,001	(22,440)
Other-than-temporary impairment loss on investments	1,502,239	-
Change in operating assets and liabilities:
Accounts receivable	1,117,413	(774,712)
Notes receivable	(406,552)	257,385
Inventories	(5,704,755)	(3,729,103)
Prepaid expenses and other assets	534,759	211,559
Accounts payable	1,864,793	639,787
Accrued expenses	744,233	78,301
Income taxes payable/receivable	(428,132)	(602,588)
Non-current liabilities	(207,494)	-
Total adjustments	3,231,454	(3,778,836)
Net cash used in operating activities	(4,757,926)	(4,514,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(924,623)	(1,070,456)
Proceeds from sale of marketable securities	1,215,105	-
Proceeds from sale of property and equipment	-	19,163
Capital expenditures	(519,569)	(219,496)
Increase in restricted cash	(3,411)	(3,316)
Net cash used in investing activities	(232,498)	(1,274,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	12,047,913	-
Payments on line of credit	(8,727,210)	(18,704)
Proceeds from line of credit - Delphax	313,692	-
Net cash provided by (used in) financing activities	3,634,395	(18,704)

Effect of foreign currency exchange rates on cash and cash equivalents	(19,450)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,375,479)	(5,807,685)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,345,455	13,388,767
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,969,976	$7,581,082

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$321,345	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,319	$20,497
Income taxes	56,133	269,701

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Net loss	-	-	-	(736,040)	-	-	(736,040)

Net change from marketable securities, net of tax	-	-	-	-	(281,150)	-	(281,150)

Balance, June 30, 2015	2,372,527	$593,131	$4,929,090	$23,671,875	$(416,063)	$-	$28,778,033

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2016	2,372,527	$593,131	$4,947,665	$29,350,980	$(117,898)	$497,652	$35,271,530

Net loss	-	-	-	(3,676,302)	-	(4,313,078)	(7,989,380)

Net change from marketable securities, net of tax	-	-	-	-	241,281	-	241,281

Foreign currency translation loss	-	-	-	-	(57,074)	(93,238)	(150,312)

Balance, June 30, 2016	2,372,527	$593,131	$4,947,665	$25,674,678	$66,309	$(3,908,664)	$27,373,119

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

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

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2016. The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

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

In February 2015, a standard was issued that amends the guidance that reporting entities apply when evaluating whether certain legal entities should be consolidated. The Company adopted the standard in the current quarter. The adoption had no impact on the Company’s condensed consolidated financial statements.

In April 2015, a standard was issued that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods. Adoption of this standard did not have a material impact the Company’s condensed consolidated financial statements.

In July 2015, a standard was issued that amends existing guidance to simplify the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. It is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is evaluating the impact of adoption of this standard on its consolidated financial statements.

In September 2015, a standard was issued that simplifies the accounting for measurement period adjustments associated with a business combination by eliminating the requirement to restate prior period financial statements for measurement period adjustments when measurements were incomplete as of the end of the reporting period that includes the business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. It is effective for interim and annual periods beginning after December 15, 2015. The Company adopted this new standard beginning with the fiscal quarter ended June 30, 2016. Adoption of this new standard had no material impact on the Company’s condensed consolidated financial statements for the quarter.

In January 2016, the Financial Accounting Standard Board (FASB) published Accounting Standards Update (ASU) 2016-01 Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities that amends the guidance on the classification and measurement of financial instruments. ASU 2016-01 becomes effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (ASC) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

In March 2016, the FASB issued new accounting guidance for simplifying the treatment of employee share-based payments. The primary objective is to improve areas of Generally Accepted Accounting Principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of information provided to users of financial statements. This accounting guidance will be effective for the Company beginning with its 2018 fiscal year. The Company is currently evaluating the impact of this new guidance.

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

Principal under the Senior Subordinated Note is due on October 24, 2020 and bears interest at an annual rate of 8.5%. Interest is to be paid in kind until, in the absence of specified events, November 24, 2017. Thereafter, interest is to be paid in cash. Interest in kind is to be paid monthly, while interest payable in cash is to be paid quarterly. The Senior Subordinated Note is guaranteed by Delphax and is secured by security interests granted by Delphax and Delphax Canada in their respective inventories, equipment, accounts receivable, cash, deposit accounts, contract rights and other specified property, as well as a pledge by Delphax of the outstanding capital stock of its subsidiaries, including Delphax Canada. Pursuant to the terms of a subordination agreement (the “Subordination Agreement”) entered into on October 2, 2015 by Delphax, Delphax Canada, the Company and the senior lender (the “Senior Lender”) that provides a revolving credit facility under an agreement with Delphax and Delphax Canada (the “Senior Credit Agreement”), the Company’s rights with respect to payment under and enforcement of the Senior Subordinated Note and enforcement of its security interests are subordinated to the rights of the Senior Lender under the Senior Credit Agreement.

Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments, and has no liquidation preference over shares of common stock of Delphax. No dividends are required to be paid with respect to the shares of Series B Preferred Stock, except that ratable dividends (on an as-converted basis) are to be paid in the event that dividends are paid on the common stock of Delphax. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans at the Closing Date, the number of shares of common stock underlying the Series B Preferred Stock purchased by the Company represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company and approximately 31% of the outstanding shares assuming conversion of the Series B Preferred Stock and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans.

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

Pursuant to the provision described above, beginning on November 24, 2015, three designees of the Company were elected to the board of directors of Delphax, which had a total of seven members following their election. As of June 30, 2016, three designees of the Company continued to serve on the board of directors of Delphax, which had a total of six members, as the Company had not exercised its right to require its designee to be elected as the seventh director.

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

As a result of the above transactions, the Company determined that it had obtained control over Delphax and has consolidated Delphax in its consolidated financial statements beginning on November 24, 2015.

The following table summarizes the provisional fair values of Delphax assets and liabilities as of the Closing Date:

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

As further discussed in Note 9, the Company recognized significant expenses in the June 30, 2016 quarter associated with Delphax employee benefit costs and write-downs of Delphax inventories, long-lived tangible and intangible assets, and goodwill. The Company concluded that the charges were necessary to reflect changes in market conditions and business outlook during the June 30, 2016 quarter and are not associated with conditions that existed as of the Closing Date. As such, these adjustments were not accounted for as “measurement period” adjustments in the accompanying condensed consolidated financial statements.

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

During the three-month period ended June 30, 2016, the Company recorded $372,000 in income tax benefit, which resulted in an effective tax rate of 4.4%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the June 2016 quarter was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the three-month period ended June 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended June 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the three-month period ended June 30, 2015, the Company recorded $333,000 in income tax benefit. The start-up of SAIC was a significant factor in the prior period estimated annual tax rate of 34.3%. The estimated annual effective tax rate differed from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

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

Delphax maintains a September 30 fiscal year. As of September 30, 2015, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $6.0 million and $7.9 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.5 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $325,000 are available to offset future income tax with no expiration date. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited. Additionally, based on the anticipated liquidation of Delphax Canada, $3.2 million of the previously disclosed foreign tax loss carryforwards, $4.5 million of foreign research and development credit carryforwards, as well as other temporary differences such as fixed asset basis differences will likely go unutilized. See additional information regarding Delphax Canada in Note 9.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax acquisition on November 24, 2015, the Company established a full valuation allowance against Delphax’s net deferred tax assets of approximately $11,661,000. The corresponding valuation allowance at June 30, 2016 was approximately $12,772,000. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established.

The Company has not recognized any deferred income tax assets or liabilities associated with differences between the financial reporting and tax reporting bases of investments in foreign subsidiaries or for outside basis differences associated with the Company’s investments in Delphax. The Company concluded that the conditions for such recognition were not met as of June 30, 2016. The differences in question would lead to taxable or deductible amounts upon certain events, including a repatriation of foreign assets or a sale or liquidation of the respective entity. Determination of the amount of any unrecognized deferred income tax assets or liabilities on these differences is not practicable at this time due to the complexities of the hypothetical calculation.

4.	Net Earnings (Loss) Per Share

Basic earnings (loss) per share was calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee and director stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended June 30,
	2016	2015
Net loss attributable to Air T, Inc. Stockholders	$(3,676,302)	$(736,040)
Loss Per Share:
Basic	$(1.55)	$(0.31)
Diluted	$(1.55)	$(0.31)
Weighted Average Shares Outstanding:
Basic	2,372,527	2,372,527
Diluted	2,372,527	2,372,527

The Company reported a net loss for the three-month periods ended June 30, 2016 and 2015. As a result of the net loss, there is no potential dilutive effect of outstanding stock options. See Note 14 for a description of a transaction subsequent to June 30, 2016 that caused a reduction in the Company’s outstanding shares. Had this transaction occurred during the quarter ended June 30, 2016, basic and diluted net loss per share would have been higher than as presented above.

5.	Investment Securities Available For Sale

Investments in available-for-sale marketable securities at June 30, 2016 consisted of investments in publicly traded companies and had a fair market value of $8,384,000, an aggregate cost basis of $9,643,000, gross unrealized gains aggregating $413,000 and gross unrealized losses aggregating $1,673,000. Marketable securities at March 31, 2016 consisted of investments with a fair value of $9,656,000, an aggregate cost basis of $9,791,000, gross unrealized gains aggregating $422,000 and gross unrealized losses aggregating $557,000. Securities that had been in a continuous loss position for less than 12 months as of June 30, 2016 had an aggregate fair market value and unrealized loss of $1,182,000 and $170,000, respectively. The corresponding amounts at March 31, 2016 were $5,903,000 and $163,000. Securities that had been in a continuous loss position for more than 12 months as of June 30, 2016 had an aggregate fair market value and unrealized loss of $3,604,000 and $1,502,000, respectively. The corresponding amounts at March 31, 2016 were $4,711,000 and $395,000.

The Company realized gains of $144,000 and $0, respectively, from the sale of securities during the three-month periods ended June 30, 2016 and June 30, 2015. The marketable securities held by the Company as of June 30, 2016 and March 31, 2016 are classified as available-for-sale securities. The Company does not intend to liquidate marketable security holdings in Insignia Systems, Inc. (“Insignia”) within the next twelve months; as a result, the fair value of the Company’s investment in Insignia is classified as non-current in the June 30, 2016 condensed consolidated balance sheet.

The Company’s investment in Insignia at June 30, 2016 had an aggregate cost basis of $5,106,000 and an unrealized loss of $1,502,000. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are fully recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016 assessment, the Company concluded that it had suffered an other-than-temporary impairment in its Insignia investment. In reaching this conclusion, management gave significant weight to the fact that, as of June 30, 2016, the Company’s investment in Insignia had been in a continuous unrealized loss position for well over one year and the magnitude of the unrealized loss had increased sharply during the quarter ended June 30, 2016. While management believes it is reasonably possible that the unrealized loss will reverse prior to the Company’s divestment of the security, management concluded that the weight of the evidence warranted the other-than-temporary impairment as of June 30, 2016. As such, the Company’s condensed consolidated statement of income (loss) for the quarter ended June 30, 2016 includes a non-operating charge related to the Insignia securities of $1,502,000. There was no other-than-temporary impairment charge in the comparative prior quarter.

All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

6.	Inventories

Inventories consisted of the following:

	June 30, 2016	March 31, 2016
Ground support service parts	$2,065,265	$1,566,694
Ground equipment manufacturing:
Raw materials	2,138,404	1,549,810
Work in process	1,497,213	408,213
Finished goods	6,885,948	4,328,812
Printing equipment and maintenance:
Raw materials	3,561,714	3,319,939
Work in process	792,212	759,446
Finished goods	915,520	562,912
Total inventories	17,856,276	12,495,826
Reserves	(2,656,560)	(221,722)

Total, net of reserves	$15,199,716	$12,274,104

During the quarter ended June 30, 2016, the Company recorded certain inventory reserves associated with Delphax. See additional information in Note 9.

7.	Stock Based Compensation

Air T, Inc. maintains a stock option plan for the benefit of certain eligible employees and directors, though no awards may be granted under the plan after July 29, 2015. In addition, Delphax maintains a number of stock option plans. Compensation expense, based on grant date fair value, is recognized over the requisite service period for stock options which are expected to vest. The Company uses the Black-Scholes option pricing model to value stock options granted under the Air T, Inc. plan and the Delphax plans. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

No options were granted or exercised under Air T, Inc.’s stock option plan during the three-month periods ended June 30, 2016 and 2015. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the three-month periods ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was no unrecognized compensation expense related to the Air T, Inc. stock options.

No options were granted or exercised during the June 2016 quarter under any of Delphax’s stock option plans. Delphax did not recognize any stock-based compensation expense during the June 2016 quarter.

8.	Financing Arrangements

On April 1, 2015, the Company replaced its existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a $500,000 sublimit for issuances of letters of credit. Under the Revolving Credit Facility, each of the Company and its wholly-owned operating subsidiaries may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility.

On July 15, 2016, the Company and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC and Air T Global Leasing, LLC entered into a First Amendment dated as of July 15, 2016 (the “First Amendment”) with Branch Banking and Trust Company (“BB&T”) to amend the Credit Agreement (as amended, the “Credit Agreement”) governing the Revolving Credit Facility. The First Amendment modified the Credit Agreement to not require that Contrail Aviation Support, LLC and Delphax be joined as borrowers under the Credit Agreement, to permit the limited guaranty of certain indebtedness of Contrail Aviation Support, LLC, to revise certain covenants to address the treatment of Contrail Aviation Support, LLC and Delphax, and to effect conforming and other changes to defined terms. On August 9, 2016, the Company and such subsidiaries entered into a Second Amendment dated as of August 9, 2016 (the “Second Amendment”) with BB&T to further amend the Credit Agreement. The Second Amendment modified the Credit Agreement to increase the maximum amount available for borrowing under the Revolving Credit Facility from $20.0 million to $25.0 million, to extend the maturity of the Revolving Credit Facility from April 1, 2017 to April 1, 2018 and to adjust certain financial covenants. For additional discussion of the First Amendment and the Second Amendment, see Note 14.

Borrowings under the Revolving Credit Facility, together with hedging obligations, if any, owing to the lender under the Revolving Credit Facility or any affiliate of such lender, are secured by a first-priority security interest in substantially all assets of the Company and the other borrowers (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing), but excluding interests in real property. As discussed in Note 9, assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its subsidiaries.

The Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ending March 31, 2017, 50% of consolidated net income for the fiscal year then ending, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a maximum consolidated leverage ratio of 3.5 to 1.0, a minimum consolidated asset coverage ratio of 1.25 to 1.0 for the quarter ended June 30, 2016 and the quarter ending September 30, 2016, 1.50 to 1.0 for the quarters ending December 31, 2016 and March 31, 2017, and 1.75 to 1.0 thereafter, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The agreement governing the Credit Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx Corporation, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

As of June 30, 2016, the Company had outstanding borrowings under the Revolving Credit Facility of approximately $3.3 million. This balance is classified within long-term liabilities on the accompanying June 30, 2016 condensed consolidated balance sheet. No borrowings under the Revolving Credit Facility were outstanding at March 31, 2016.

As of June 30, 2016, Delphax, through its Canadian subsidiary, maintained a debt facility pursuant to the Senior Credit Agreement consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Because the Senior Credit Agreement prohibits the payment of cash dividends, the facility is not a source of liquidity to Air T, Inc. or any of its subsidiaries. Neither Air T, Inc. nor any of its subsidiaries is a guarantor of Delphax’s obligations under the Senior Credit Agreement. The facility is secured by substantially all of Delphax’s North American assets, expires in November 2018, and is subject to certain financial covenants. The facility provides for interest based upon the prime rate plus a margin (4.25% as of June 30, 2016).

As of June 30, 2016, Delphax had aggregate borrowings of approximately $2.1 million (approximately $1.8 million at March 31, 2016) outstanding under the Senior Credit Agreement. As was the case at March 31, 2016, Delphax has advised that at June 30, 2016 it was not in compliance with financial covenants under the Senior Credit Agreement. Due to Delphax’s noncompliance with financial covenants, the lender has the contractual right to cease permitting borrowings under the Senior Credit Agreement and to declare all amounts outstanding due and payable immediately. As of the date of this report the lender has neither made such declaration, nor waived its right to do so and Delphax has continued to make borrowings under the Senior Credit Agreement. As of the date of this report, Delphax has not regained compliance with these financial covenants.

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

After considering all relevant facts and circumstances, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. While various factors informed the Company’s determination, particular weight was given to the Company’s current representation on Delphax’s board of directors and the provision which grants the Company control of such board beginning June 1, 2016. Since the Company became Delphax’s primary beneficiary on November 24, 2015, the Company consolidated Delphax in its consolidated financial statements beginning on that date.

Refer to Note 2 for the provisional fair value of the assets and liabilities of Delphax on the acquisition date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$495,668	$249,528
Accounts receivable, net	1,460,541	1,433,494
Inventories	2,834,609	4,642,298
Other current assets	665,481	1,034,067
Total current assets	5,456,299	7,359,387
Property and equipment	66,605	625,684
Intangible assets	-	1,109,112
Goodwill	-	275,408
Other Assets	-	26,020
Total assets	$5,522,904	$9,395,611

LIABILITIES
Current liabilities:
Accounts payable	$2,672,207	$1,684,802
Income tax payable	11,312	11,312
Accrued expenses	4,409,633	1,926,340
Short-term debt	2,177,827	1,859,300
Total current liabilities	9,270,979	5,481,754
Long-term debt	2,632,027	2,581,107
Other long-term liabilities	-	606,358
Total liabilities	$11,903,006	$8,669,219

Net Assets	$(6,380,102)	$726,392

Long-term debt as reflected in the above table includes approximately $132,000 and $76,000 as of June 30, 2016 and March 31, 2016, respectively, of accrued interest, due to the Company from Delphax Canada under the Senior Subordinated Note. This debt and accrued interest was eliminated for purposes of the Company’s accompanying June 30, 2016 and March 31, 2016 consolidated balance sheets.

The assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its other subsidiaries.

Revenue and Expenses of Delphax. Delphax’s revenues and expenses are included in the Company’s consolidated financial statements beginning November 24, 2015. Revenues and expenses prior to the date of initial consolidation are excluded. The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income (loss) for the three months ended June 30, 2016.

For the Three Months Ended June 30, 2016
(Unaudited)

Operating Revenues	$3,210,088

Operating Expenses:
Cost of sales	6,601,734
General and administrative	1,352,152
Research and development	510,960
Depreciation, amortization and impairment	1,680,601
10,145,447
Operating Loss	(6,935,359)

Non-operating Loss	(20,940)

Loss Before Income Taxes	(6,956,299)

Income Taxes	-

Net Loss	$(6,956,299)

During the quarter ended June 30, 2016, Delphax was informed by its largest customer that the customer had decided to accelerate its plans for removing Delphax legacy printing systems from production and that Delphax should, as a consequence, expect the future volume of legacy product orders from the customer to decline markedly from prior forecasts. Furthermore, the future timeframe over which orders could be expected from this customer was being sharply curtailed. In addition to this specific customer communication, Delphax also experienced a broad-based decline in legacy product customer demand during the quarter. Sales of Delphax’s new élan printer system also did not materialize to expectations in the quarter.

The above described adverse business developments drove significant negative operating results and led to severe liquidity constraints for Delphax. In addition to other measures intended to respond to developments, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed.

Based on consideration of all currently available relevant information, including the assessment of the outside advisory firm and in light of its expected lack of profitability and current debt load, Delphax anticipates cooperating with senior and subordinated secured lenders to permit such lenders to initiate a formal receivership filing to commence an operating liquidation of Delphax Canada, Delphax’s primary, and sole manufacturing, subsidiary. Under the terms of the subordination agreement between the Company and the senior lender under the Senior Credit Agreement, until all indebtedness under the Senior Credit Agreement has been paid in full, the Company is restricted from initiating such a process. Such a process, if in fact commenced, would likely commence during the third or fourth quarter of calendar 2016 and play out over a period of approximately 90 days, though such periods could be materially longer under certain circumstances.

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. This impairment totaled approximately $1,385,000 during the quarter ended June 30, 2016. The Company also recorded a partial impairment of Delphax related long-lived tangible assets, totaling approximately $249,000 during the quarter ended June 30, 2016. These impairment losses are reflected on the condensed consolidated statement of loss within the “depreciation, amortization and impairment” line item. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments discussed above, which aggregated to approximately $5,610,000, are reflected in the operating results of Delphax for the quarter ended June 30, 2016.

Due to the significant judgment involved in estimating the fair value of amortizable/depreciable assets and goodwill, the Company considers these to be Level 3 fair value measurements.

The following presents information on Delphax’s intangible assets and goodwill at June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
	(Unaudited)
Tradenames	$120,000	$120,000
Patents	1,090,000	1,090,000
Goodwill	375,000	375,000
	1,585,000	1,585,000
Less accumulated amortization and impairment	(1,585,000)	(200,480)
Intangible assets and goodwill, net	$-	$1,384,520

The Company provisionally recorded goodwill of approximately $375,000 in connection with its investment in Delphax (Note 2). The Company estimated a subsequent impairment of this goodwill during the fiscal year ended March 31, 2016 of $100,000 and an additional impairment of $275,000 during the quarter ended June 30, 2016.

10.	Geographical information

Total property and equipment, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
	(Unaudited)
United States, the Company’s country of domicile	$4,518,267	$4,240,050
Foreign	295,038	337,724
Total property and equipment, net	$4,813,305	$4,577,774

Total revenue, in and outside the United States is summarized in the following table for the quarters ended June 30, 2016 and June 30, 2015:

	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
United States, the Company’s country of domicile	$28,231,252	$20,297,312
Foreign	2,262,001	2,061,208
Total revenue	$30,493,253	$22,358,520

11.	Segment Information

At June 30, 2016, the Company had five business segments. The overnight air cargo segment, comprised of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, comprised of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, comprised of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is comprised of Delphax and its subsidiaries, which was consolidated for financial accounting purposes beginning November 24, 2015. Delphax designs, manufactures and sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales is related to service and support provided after the sale. Delphax has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East. See Note 9 for a discussion of recent market and business developments impacting Delphax. The Company’s leasing segment, comprised of the Company’s Air T Global Leasing, LLC subsidiary (“ATGL”), provides funding for equipment leasing transactions, which includes transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. ATGL commenced operations during the quarter ended December 31, 2015.

Each business segment has separate management teams and infrastructures that offer different products and services. The Company evaluates the performance of its business segments based on operating income. In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah, and initially capitalized with $250,000. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the Company’s insurance programs and underwrites third-party risk through certain reinsurance arrangements. Beginning with the fourth quarter of fiscal year 2016, premiums paid to SAIC by the Company are allocated among the operating segments based on segment revenue and certain identified corporate expenses was allocated to the segments based on the relative benefit of those expenses to each segment. Amounts previously presented for the June quarter of 2015 have been reclassified to conform to the current period allocation of these expenses.

Segment data is summarized as follows:

	Three Months Ended June 30,
	2016	2015
Operating Revenues:
Overnight Air Cargo	$16,637,165	$12,889,190
Ground Equipment Sales:
Domestic	5,386,069	1,978,029
International	1,284,619	2,061,208
Total Ground Equipment Sales	6,670,688	4,039,237
Ground Support Services	6,800,042	5,430,093
Printing Equipment and Maintenance
Domestic	2,232,706	-
International	977,382	-
Total Printing Equipment and Maintenance	3,210,088	-
Leasing	241,770	-
Corporate	281,926	265,209
Intercompany	(3,348,426)	(265,209)
Total	$30,493,253	$22,358,520

Operating Income (Loss):
Overnight Air Cargo	$979,177	$(94,443)
Ground Equipment Sales	342,320	(519,171)
Ground Support Services	(110,052)	(335,456)
Printing Equipment and Maintenance	(6,935,359)	-
Leasing	107,258	-
Corporate	(931,837)	(100,029)
Intercompany	(524,989)	-
Total	$(7,073,482)	$(1,049,099)

Capital Expenditures:
Overnight Air Cargo	$-	$24,325
Ground Equipment Sales	19,596	125,770
Ground Support Services	101,411	69,401
Printing Equipment and Maintenance	9,927	-
Corporate	388,635	-
Leasing	3,066,500	-
Intercompany	(3,066,500)	-
Total	$519,569	$219,496

Depreciation and Amortization:
Overnight Air Cargo	$29,209	$34,472
Ground Equipment Sales	47,594	95,440
Ground Support Services	83,436	41,232
Printing Equipment and Maintenance	296,081	-
Leasing	132,369	-
Corporate	30,743	7,473
Intercompany	(14,351)	-
Total	$605,081	$178,617

The elimination of intercompany revenues is related to the sale during the three months ended June 30, 2016 of ten commercial deicing units by GGS to ATGL and two élan printers by Delphax to ATGL and premiums paid to SAIC, and the elimination of intercompany operating income for such period reflects the margins on the sales of those assets, elimination of excess depreciation and amortization related to the margin on those assets, and the premiums paid to SAIC. The assets are held for lease by ATGL.

12.	Commitments and Contingencies

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

13.	Related Party Matters

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000-foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL are headquartered at this facility. The lease for this facility provides for monthly rent of $14,862 and expires on January 31, 2018, though the lease may be renewed by us for three additional two-year option periods through January 31, 2024. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

Since April 1, 2015, the Company’s leasing subsidiary has acquired interests in two equipment leases originated by Vantage Financial, LLC (“Vantage”) for aggregate payments to Vantage of approximately $401,250. The interests in the acquired leases entitle the Company’s leasing subsidiary to receive lease payments from the third parties leasing the equipment for a specified period. Pursuant to the agreements between the Company’s leasing subsidiary and Vantage, Vantage’s fees for servicing the equipment leases for the leasing subsidiary (approximately $1,000) were included in the acquisition payments. William R. Foudray, a director of the Company, is the Executive Vice President and a co-founder of Vantage. The amounts paid by the Company’s leasing subsidiary to Vantage to acquire these lease assets represent approximately 1% of Vantage’s outstanding lease assets at June 30, 2016 and the servicing income represents less than 1% of Vantage’s annual revenues.

14.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements.

Repurchase of Common Stock

On July 1, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Sardar Biglari, Biglari Capital Corp. and The Lion Fund II, L.P. (collectively, the “Biglari Group”), pursuant to which the Company purchased 329,738 shares of common stock, par value $0.25 (the “Common Stock”), of the Company for $24.01 per share (the “Per Share Purchase Price”), resulting in an aggregate purchase price of $7,917,000. The Per Share Purchase Price is equal, and was determined by reference, to the volume-weighted average price of the Common Stock for the thirty (30) trading days preceding the date of the Securities Purchase Agreement.

Pursuant to the terms of the Securities Purchase Agreement, for a period of four years following the date of the Securities Purchase Agreement, each member of the Biglari Group agreed to customary standstill restrictions (including customary provisions regarding matters submitted to shareholders and other governance matters), and the parties to the Securities Purchase Agreement agreed to abide by customary non-disparagement provisions in connection with the parties’ relationship with the Company.

Under the terms of the Securities Purchase Agreement, each party to the Securities Purchase Agreement has released each other party to the Securities Purchase Agreement from all claims that the releasing party has, had or may have against the released party that relate to the investment by The Lion Fund II, L.P. in the Company. The Lion Fund II, L.P. also withdrew its request received by the Company on June 8, 2016 to inspect certain of the Company’s records.

Acquisition of Assets of Contrail Aviation Support

On July 18, 2016, pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between Contrail Aviation Support, LLC (“Contrail Aviation”), a North Carolina limited liability company and a subsidiary of the Company, and Contrail Aviation Support, Inc. ( the “Seller”) and Joseph Kuhn, the sole shareholder of the Seller, Contrail Aviation completed the purchase of all of the assets owned, used or usable by the Seller, other than cash, equity in the Seller’s IC-DISC subsidiary and certain other specified excluded assets. Prior to the asset sale, the Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine components. In connection with the acquisition, Contrail Aviation offered employment to all of the Seller’s employees and Mr. Kuhn was appointed Chief Executive Officer of Contrail Aviation. Following the acquisition, Contrail Aviation comprises an additional business segment—the aircraft engine aftermarket and surplus parts segment—of the Company’s operations.

The consideration paid by Contrail Aviation for the acquired assets was (i) $4,937,500 in cash, which amount is subject to adjustment based on the Seller’s Net Working Capital (as defined in the Asset Purchase Agreement) as of date of closing of the acquisition and of which $300,000 is held in an escrow account to fund indemnification payments to Contrail Aviation under the Asset Purchase Agreement and (ii) equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation. In addition, pursuant to the Asset Purchase Agreement, Contrail Aviation has agreed to pay as additional deferred consideration up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate (collectively, the “Earnout Payments” and each, an “Earnout Payment”), calculated as follows:

(i) if Contrail Aviation generates EBITDA (as defined in the Asset Purchase Agreement) in any Earnout Period (as defined below) less than $1,500,000, no Earnout Payment will be payable with respect to such Earnout Period;

(ii) if Contrail Aviation generates EBITDA in any Earnout Period equal to or in excess of $1,500,000, but less than $2,000,000, the Earnout Payment for each such Earnout Period will be an amount equal to the product of (x) the EBITDA generated with respect to such Earnout Period minus $1,500,000, and (y) two (2);

(iii) if Contrail Aviation generates EBITDA in any Earnout Period equal to or in excess of $2,000,000, but less than $4,000,000, the Earnout Payment for each such Earnout Period will be equal to $1,000,000;

(iv) if Contrail Aviation generates EBITDA in any Earnout Period equal to or in excess of $4,000,000, the Earnout Payment for each such Earnout Period will be equal to $1,500,000; and

(v) if, following the fifth Earnout Period, Contrail Aviation has generated EBITDA equal to or in excess of $15,000,000 in the aggregate during all Earnout Periods, but the Seller has received or is owed less than $3,000,000 in aggregate Earnout Payments pursuant to clauses (i) through (iv), above, Contrail Aviation will make an additional Earnout Payment to the Seller in an amount equal to the difference between $3,000,000 and the aggregate Earnout Payments already received or payable pursuant to clauses (i) through (iv), above.

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition.

Upon the consummation of the asset sale and in connection with the transfer of equity membership units of Contrail Aviation to the Seller, on July 18, 2016 the Company, Contrail Aviation and the Seller entered into an Operating Agreement (the “Operating Agreement”) providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options permitting, at any time after the fifth anniversary of the asset sale closing date, Contrail Aviation at its election to purchase from the Seller, and permitting the Seller at its election to require Contrail Aviation to purchase from the Seller, all of the Seller’s equity membership interests Contrail Aviation at price to be agreed upon, or failing such an agreement to be determined pursuant to third-party appraisals in a process specified in the Operating Agreement.

The Company will account for the above described transaction as a business combination beginning with its second fiscal 2017 quarter.

Contrail Aviation Credit Agreement

In connection with and upon consummation of the asset acquisition by Contrail Aviation, on July 18, 2016, it entered into a Credit Agreement (the “Contrail Credit Agreement”) with BMO Harris Bank N.A. The Contrail Credit Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 and a borrowing base. The borrowing base is computed monthly and is equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. Borrowings under the Contrail Credit Agreement bear interest at a rate equal to one-month LIBOR plus 2.80%, and mature in January 2018.

The obligations of Contrail Aviation under the Contrail Credit Agreement are required to be guaranteed by each of its subsidiaries (if any), and are (and the guaranty obligations of any such subsidiary guarantors are required to be) secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and any such subsidiary guarantors, as applicable (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, real property, and proceeds of the foregoing). The obligations of Contrail Aviation under the Contrail Credit Agreement are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Credit Agreement, plus costs of collection (the “BMO Limited Guaranty”).

The Contrail Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of Contrail Aviation and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains financial covenants applicable to Contrail Aviation and its subsidiaries, including a minimum debt service coverage ratio of 1.75 to 1.0, a maximum ratio of total liabilities to tangible net worth of 2.5 to 1.0, and a $10,000 limitation on annual operating lease payments.

The Contrail Credit Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, the failure of Mr. Kuhn to continue to serve as chief executive officer of Contrail Aviation, and the Company’s failure to own, legally and beneficially, at least 51% of the voting equity in Contrail Aviation.

Amendments to Revolving Credit Facility

On July 15, 2016, the Company and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC and Air T Global Leasing, LLC entered into a First Amendment dated as of July 15, 2016 (the “First Amendment”) with Branch Banking and Trust Company (“BB&T”) to amend the Credit Agreement (as amended, the “Credit Agreement”) governing the Revolving Credit Facility. The First Amendment modified the Credit Agreement to:

●	not require that Contrail Aviation be joined as a borrower under the Credit Agreement;
●	not require that Delphax be joined as a borrower under the Credit Agreement;
●	permit the BMO Limited Guaranty;
●	revise certain covenants to address the treatment of Contrail Aviation and Delphax; and
●	effect conforming and other changes to defined terms.

On August 9, 2016, the Company and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC and Air T Global Leasing, LLC entered into a Second Amendment dated as of August 9, 2016 (the “Second Amendment”) with BB&T to further amend the Credit Agreement. The Second Amendment modified the Credit Agreement to:

●	increase the maximum amount available for borrowing under the Revolving Credit Facility from $20.0 million to $25.0 million;
●	extend the maturity of the Revolving Credit Facility from April 1, 2017 to April 1, 2018;
●

reduce the required consolidated tangible net worth from $22.0 million to the sum of $18.0 million plus, on a cumulative annual basis commencing with the fiscal year ending March 31, 2017, 50% of consolidated net income for the year then ended;

●

adjust the minimum consolidated asset coverage ratio for the quarter ended June 30, 2016 and the quarter ending September 30, 2016 to 1.25 and for the quarters ending December 31, 2016 and March 31, 2017 to 1.50;

●	add a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time; and
●	adjust the definitions of terms used in the financial covenants to address the impact of non-wholly owned subsidiaries and the BMO Limited Guaranty.

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

At June 30, 2016, we operated wholly owned subsidiaries in three core industry segments:

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

We added two other businesses during the second half of fiscal year 2016, both of which are reported in separate segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment, and in November 2015 we acquired a minority interest in Delphax Technologies Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment.

On July 18, 2016, Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned, used or usable by Contrail Aviation Support, Inc. (the “Seller”), other than cash, equity in the Seller’s IC-DISC subsidiary and certain other specified excluded assets. Prior to the asset sale, the Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine components. In connection with the acquisition, Contrail Aviation offered employment to all of the Seller’s employees. The acquisition consideration paid to the Seller included equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation. As a result, the Company owns equity membership units in Contrail Aviation representing the remaining 79% of the total equity membership units in Contrail Aviation. Following the acquisition, Contrail Aviation comprises an additional business segment—the aircraft engine aftermarket and surplus parts segment—of the Company’s operations.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Three Months Ended June 30,
	2016		2015

Overnight Air Cargo Segment:
FedEx	$16,637	55%	$12,889	58%

Ground Equipment Sales Segment:
Military	885	3%	150	1%
Commercial - Domestic	2,084	7%	1,828	8%
Commercial - International	1,285	4%	2,061	9%
	4,254	14%	4,039	18%

Ground Support Services Segment	6,800	22%	5,430	24%

Printing Equipment and Maintenance
Domestic	1,583	5%	-	0%
International	977	3%	-	0%
	2,560	8%	-	0%

Leasing	242	1%	-	0%

	$30,493	100%	$22,358	100%

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

Under the dry-lease service contracts in place during the first two months of the fiscal quarter ended June 30, 2015, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. In connection with the June 1, 2016 amendment extending the term of the new dry-lease agreements to May 31, 2020, the weighted average administrative fee rate paid with respect to leased aircraft was reduced by over 2% from the fee rate in place prior to the amendment. Because a portion of the administrative fee funds the payment of certain operational costs incurred by MAC and CSA in operating the aircraft that are not reimbursed by FedEx and are expected to increase substantially from the levels incurred in the fiscal year ended March 31, 2016 and the first two months of the quarter ended June 30, 2016, the reduction in the administrative fee is anticipated to have a much more significant impact on the segment’s operating income. As of June 30, 2016, MAC and CSA had an aggregate of 78 aircraft under agreement with FedEx.  Pursuant to the dry-lease agreements with FedEx, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 78 aircraft is 1 Cessna Caravan aircraft that is considered soft-parked.  Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

Pass-through costs under the dry-lease agreements with FedEx totaled $5,092,000 and $6,515,000 for the three-month periods ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, MAC and CSA had an aggregate of 78 aircraft under its dry-lease agreements with FedEx.  Included within the 78 aircraft is 1 Cessna Caravan aircraft that is considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

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

In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The first extension option under the contract has been exercised, extending the term of the contract to July 13, 2017.

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

GGS contributed approximately $4,254,000 and $4,039,000 to the Company’s revenues for the three-month periods ended June 30, 2016 and 2015, respectively, representing a $215,000 (5%) increase. At June 30, 2016, GGS’s order backlog was $12.1 million as compared to $10.0 million at March 31, 2016 and $39.9 million at June 30, 2015.

GAS provides the aircraft ground support equipment, fleet, and facility maintenance services. At June 30, 2016, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 75 customers at 67 North American airports.

GAS contributed approximately $6,800,000 and $5,430,000 to the Company’s revenues for the three-month periods ended June 30, 2016 and 2015, respectively, representing a $1,370,000 (25%) increase.

On November 24, 2015, the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax’s Canadian operating subsidiary for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from that Delphax subsidiary on October 2, 2015 and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans, at June 30, 2016 the number of shares of common stock underlying the Shares represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares and approximately 31% of the outstanding shares assuming conversion of the Shares and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans. Under the agreement that provided for the Company’s purchase of these interests, on November 24, 2015 three designees of the Company were elected to the board of directors of Delphax, which had a total of seven members following their election. Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to Air T under the Senior Subordinated Note or we continue to hold a specified number of the Shares and interests in the Warrant holders of the Series B Preferred Stock, voting as a separate class, the Company would be entitled to elect, after June 1, 2016, four-sevenths of the members of the board of directors of Delphax and, without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions. At June 30, 2016, three designees of the Company continued to serve on the board of directors of Delphax, which had a total of six members. As a result of these transactions, we determined that, even though Delphax was not a subsidiary of the Company, we had obtained control over Delphax in conjunction with the acquisition of the interests described above, and we have consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015.

Delphax designs, manufactures and sells advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Delphax’s legacy consumables production business was expected to generate cash flow while Delphax rolled-out its next generation élan commercial inkjet printer. Our investments in Delphax were intended to support the commercial rollout and manufacturing costs of the new Delphax élan™ 500 digital color print system, which combines advances in inkjet and paper-handling technologies in a production class sheet-fed system offering full CMYK color and 1600 dpi print quality at speeds of up to 500 letter impressions per minute.

As of June 30, 2016, three designees of the Company continued to serve on the board of directors of Delphax, which had a total of six members, as the Company had not exercised its right to require its designee to be elected as the seventh director.

On April 4, 2016, ATGL purchased two élan™ 500 printers from Delphax for $650,000 for lease to a third party. One of those acquired printers was subject to an existing lease to a third party which has been assigned to ATGL.

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

As noted above, on July 18, 2016, pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between Contrail Aviation, a subsidiary of the Company, the Seller and Joseph Kuhn, the sole shareholder of the Seller, Contrail Aviation completed the purchase of all of the assets owned, used or usable by the Seller, other than cash, equity in the Seller’s IC-DISC subsidiary and certain other specified excluded assets. Prior to the asset sale, the Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine components. In connection with the acquisition, Contrail Aviation offered employment to all of the Seller’s employees and Mr. Kuhn was appointed Chief Executive Officer of Contrail Aviation.

The consideration paid by Contrail Aviation for the acquired assets was (i) $4,937,500 in cash, which amount is subject to adjustment based on the Seller’s Net Working Capital (as defined in the Asset Purchase Agreement) as of date of closing of the acquisition and of which $300,000 is held in an escrow account to fund indemnification payments to Contrail Aviation under the Asset Purchase Agreement and (ii) equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation. In addition, pursuant to the Asset Purchase Agreement, Contrail Aviation has agreed to pay as additional deferred consideration up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate (collectively, the “Earnout Payments” and each, an “Earnout Payment”), calculated as follows:

(i) if Contrail Aviation generates EBITDA (as defined in the Asset Purchase Agreement) in any Earnout Period (as defined below) less than $1,500,000, no Earnout Payment will be payable with respect to such Earnout Period;

(ii) if Contrail Aviation generates EBITDA in any Earnout Period equal to or in excess of $1,500,000, but less than $2,000,000, the Earnout Payment for each such Earnout Period will be an amount equal to the product of (x) the EBITDA generated with respect to such Earnout Period minus $1,500,000, and (y) two (2);

(iii) if Contrail Aviation generates EBITDA in any Earnout Period equal to or in excess of $2,000,000, but less than $4,000,000, the Earnout Payment for each such Earnout Period will be equal to $1,000,000;

(iv) if Contrail Aviation generates EBITDA in any Earnout Period equal to or in excess of $4,000,000, the Earnout Payment for each such Earnout Period will be equal to $1,500,000; and

(v) if, following the fifth Earnout Period, Contrail Aviation has generated EBITDA equal to or in excess of $15,000,000 in the aggregate during all Earnout Periods, but the Seller has received or is owed less than $3,000,000 in aggregate Earnout Payments pursuant to clauses (i) through (iv), above, Contrail Aviation will make an additional Earnout Payment to the Seller in an amount equal to the difference between $3,000,000 and the aggregate Earnout Payments already received or payable pursuant to clauses (i) through (iv), above.

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition.

Upon the consummation of the asset sale and in connection with the transfer of equity membership units of Contrail Aviation to the Seller, on July 18, 2016 the Company, Contrail Aviation and the Seller entered into an Operating Agreement (the “Operating Agreement”) providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options permitting, at any time after the fifth anniversary of the asset sale closing date, Contrail Aviation at its election to purchase from the Seller, and permitting the Seller at its election to require Contrail Aviation to purchase from the Seller, all of the Seller’s equity membership interests Contrail Aviation at price to be agreed upon, or failing such an agreement to be determined pursuant to third-party appraisals in a process specified in the Operating Agreement.

First Quarter Highlights

The first quarter of fiscal 2017 saw the Company revenues net of intercompany eliminations increased by $8,135,000 (36%) from the prior year comparable quarter. Operating loss net of intercompany eliminations increased by $6,024,000 compared to the prior year quarter principally due to significant negative operating results of Delphax, including related asset impairments described below.

Revenues from the air cargo segment increased $3,748,000 (29%) compared to the first quarter of the prior fiscal year, while operating income increased $1,074,000 reflecting the greater administrative fee amount paid under the new dry-lease agreements which became effective on June 1, 2015. Increased administrative fees were partially offset by the increase in the monthly rental rate for leased aircraft under the June 2015 agreement, which increased monthly rental rates to reflect an estimate of a fair market value rental rate. In addition, the segment’s maintenance revenues increased as a result of higher hourly maintenance labor rates in place under the June 2015 agreement for the full quarter compared to only one month of the impact in the prior year quarter. The June 2015 agreement effected the first hourly maintenance labor rate increase in eight years. In connection with the June 1, 2016 amendment extending the term of the new dry-lease agreements to May 31, 2020, the weighted average administrative fee rate paid with respect to leased aircraft was reduced by over 2% from the fee rate in place prior to the amendment. Because a portion of the administrative fee funds the payment of certain operational costs incurred by MAC and CSA in operating the aircraft that are not reimbursed by FedEx and are expected to increase substantially from the levels incurred in the fiscal year ended March 31, 2016, the reduction in the administrative fee is anticipated to have a much more significant impact on the segment’s operating income for the remainder of the current fiscal year.

Revenues for GGS increased $215,000 (5%) compared to the first quarter of the prior fiscal year. The segment’s operating loss net of intercompany eliminations of $141,000 decreased by $378,000 (73%) from $519,000 of operating loss in the prior year’s comparable quarter. The increase in GGS revenues and reduction in operating loss is attributable principally to increase in sales volume.

Revenues from our GAS subsidiary increased by $1,370,000 (25%) compared to the first quarter of the prior fiscal year as a result of the company’s growth in new markets and services offered to new and existing customers and strong parts sales. Operating loss improved by $225,000 (67%) to $110,000 for the current year period compared to operating loss in the prior year quarter primarily due to the impact of increased revenues.

Delphax contributed revenues net of intercompany eliminations of $2,560,000 in the current year quarter. Since Delphax was acquired on November 24, 2015, no related results are included in the first quarter of the prior fiscal year. As noted above, consolidated operating loss increased from the first quarter of the prior fiscal year primarily due to an operating loss net of intercompany eliminations of $6,991,000 incurred by Delphax.

During the quarter ended June 30, 2016, Delphax was informed by its largest customer that the customer had decided to accelerate its plans for removing Delphax legacy printing systems from production and that Delphax should, as a consequence, expect the future volume of legacy product orders from the customer to decline markedly from prior forecasts. Furthermore, the future timeframe over which orders could be expected from this customer was being sharply curtailed. In addition to this specific customer communication, Delphax also experienced a broad-based decline in legacy product customer demand during the quarter. Sales of Delphax’s new élan printer system also did not materialize to expectations in the quarter.

The above described adverse business developments drove significant negative operating results and led to severe liquidity constraints for Delphax. In addition to other measures intended to respond to developments, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed.

Based on consideration of all currently available relevant information, including the assessment of the outside advisory firm and in light of expected lack of profitability and current debt load, Delphax anticipates cooperating with senior and subordinated secured lenders to permit such lenders to initiate a formal receivership filing to commence an operating liquidation of Delphax Canada, Delphax’s primary, and sole manufacturing, subsidiary. Under the terms of the subordination agreement between the Company and the senior lender under the Senior Credit Agreement, until all indebtedness under the Senior Credit Agreement has been paid in full, the Company is restricted from initiating such a process. Such a process, if in fact commenced, would likely commence during the third or fourth quarter of calendar 2016 and play out over a period of approximately 90 days, though such periods could be materially longer under certain circumstances.

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, are reflected in the operating results of Delphax for the quarter ended June 30, 2016.

Results for the quarter ended June 30, 2016 include a non-operating charge of approximately $1,502,000 related to the Company’s investment in marketable securities of Insignia Systems, Inc. (“Insignia”). While the Company does not intend to liquidate its securities holdings in Insignia within twelve months, the Company recognized an impairment loss on the investment during the quarter ended June 30, 2016 due in part to the magnitude of the loss position in the investment, which increased sharply during the quarter, and the fact that the investment had been in a continuous loss position for well over one year.

The segment operating income intercompany eliminations of $525,000 consisted primarily of the eliminations of the margin of $483,000 from the sale of ten commercial deicing units by GGS to ATGL and the margin of $56,000 from the purchase of 2 élan printers by ATGL from Delphax, which assets are held by ATGL for leasing. The segment revenue eliminations for these transactions for GGS and Delphax were $2,416,000 and $650,000, respectively. Segment revenue and operating income eliminations of $282,000 reflect premiums paid to SAIC.

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

Income Taxes. Income taxes have been provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The most significant estimates in the Company’s accounting for income taxes concern assessing the probability of realizing tax loss and credit carryforwards and deductible book/tax temporary differences.

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

The acquisition method permits the Company a period of time after the acquisition date during which the Company may adjust the provisional amounts recognized in a business combination. This period of time is referred to as the “measurement period”. The measurement period provides an acquirer with a reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports in its consolidated financial statements provisional amounts for the items for which the accounting is incomplete. The Company is required to recognize adjustments to the provisional amounts, with a corresponding adjustment to goodwill, in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the Company would adjust its consolidated financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. No measurement period adjustments were recognized during the quarters ended June 30, 2016 and 2015.

Income statement activity of an acquired business is reflected within the Company’s consolidated statements of income (loss) and comprehensive income (loss) commencing with the date of acquisition. Amounts for pre-acquisition periods are excluded.

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

Impairment of long-lived assets and goodwill. The Company performs an annual impairment test of goodwill. An impairment test is also carried out anytime events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at a level of reporting referred to as the reporting unit. The applicable accounting standards provide for two methods to assess goodwill for possible impairment, one qualitative and the other a two-step quantitative method.

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

In accordance with the applicable accounting guidance, the Company evaluates the recoverability of depreciable/amortizable tangible and intangible assets whenever events occur that indicate potential impairment. In doing so, the Company assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the estimated fair value of the asset.

Marketable securities. In accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all of our marketable equity securities as available-for-sale. Marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax either within equity on our consolidated balance sheets, or as a line item in our consolidated statements of comprehensive income (loss). If we determine that an investment has experienced an other-than-temporary decline in fair value, we recognize the investment loss in non-operating income, net in the consolidated statement of income (loss). We regularly evaluate our investments for impairment using both quantitative and qualitative criteria. For equity securities, we consider, among other things, both the length of time that a security has been in a continuous unrealized loss position and the magnitude of such unrealized loss relative to our cost basis in the security. Other than our investment in Insignia Systems, Inc., which we intend to hold for at least a year, all of our marketable securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

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

Results of Operations

First Quarter 2017 Compared to First Quarter 2016

Consolidated revenue net of intercompany eliminations increased by $8,135,000 (36%) to $30,493,000 for the three-month period ended June 30, 2016 compared to the equivalent prior period. The increase in revenues can be principally attributed to the increase in the overnight air cargo segment of $3,748,000 (29%). Administrative fee revenues substantially increased reflecting the greater administrative fee amount paid under the new dry-lease agreements which became effective on June 1, 2015. Increased administrative fees were partially offset by the increase in the monthly rental rate for leased aircraft under the June 2015 agreement, which increased monthly rental rates to reflect an estimate of a fair market value rental rate. In addition, the segment’s maintenance revenues increased as a result of higher hourly maintenance labor rates in place under the June 2015 agreement for the full quarter compared to only one month of the impact in the prior year quarter. Revenue in the ground equipment sales segment increased by $215,000 (5%) this quarter as a result of increased sales volumes. Revenues in our ground support services segment increased $1,370,000 (25%) primarily as a result of the company’s growth in new markets and services offered to new and existing customers. Consolidated revenue also increased by $2,560,000 due to the inclusion of the printing equipment and maintenance segment in consolidated results as the result of the acquisition of interests in Delphax on November 24, 2015.

Operating expenses net of intercompany eliminations increased by $14,159,000 (60%) to $37,567,000 in the current year quarter compared to the equivalent prior period. Delphax accounted for the majority of this change. As discussed in the above Overview section, the Company recognized significant expenses in the June 2016 quarter associated with right-downs of Delphax inventories and impairments of Delphax long-lived tangible and intangible assets, as well as of goodwill. Charges were also recorded for anticipated employee severance obligations. There was an increase of $2,189,000 in air cargo aircraft monthly rental expense under the terms of the previously mentioned new dry-lease agreements with FedEx effective June 1, 2016. Pass through costs for the overnight air cargo segment totaled $5,092,000 and $6,515,000 for the three-month periods ended June 30, 2016 and 2015, respectively. Ground equipment sales segment operating expenses increased $163,000 (4%) driven principally by increased sales volume, with margins affected by product mix. Ground support services segment operating costs increased by $1,144,000 (20%) as the segment increased staffing, including leadership, marketing and data analysis roles, and made other infrastructure improvements, including facility upgrades, training, and additional controls, to position the business for anticipated growth during the fiscal year in providing services to new customers and at new locations.

General and administrative expenses increased $2,022,000 (53%) to $5,829,000 for the three-month period ended June 30, 2016 compared to the equivalent prior period. General and administrative expense increased by $1,352,000 due to the inclusion of Delphax in consolidated results. General and administrative expense also increased by $468,000 for the GAS segment as discussed above as well as professional fees at the corporate level.

Consolidated operating loss net of intercompany eliminations for the quarter ended June 30, 2016 was $7,073,000, compared to operating loss of $1,049,000 for the same quarter of the prior year principally due to significant negative operating results of Delphax including related asset impairment described above. Operating income for the air cargo segment increased resulting from the greater administrative fee amount paid under the new dry-lease agreements, as well as maintenance revenue increases as a result of the higher hourly maintenance labor rate during the three-month period ended June 30, 2016. Operating loss net of intercompany eliminations for the ground equipment segment decreased by $378,000 as a result of increased sales volumes. Operating results for the ground support services segment improved from the prior year quarter primarily as increased revenues began to offset the costs of infrastructure improvements made in prior periods to position the segment for growth.

Non-operating income decreased by $1,268,000 for the three-month period ended June 30, 2016 compared to the prior period principally due to the impairment loss on the investments in Insignia described above.

Pretax loss was $7,292,000 higher for the three-month period ended June 30, 2016 compared to the prior year comparable period, primarily due to the operating loss at Delphax.

During the three-month period ended June 30, 2016, the Company recorded $372,000 in income tax benefit, which resulted in an effective tax rate of 4.4%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the June 2016 quarter was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the three-month period ended June 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended June 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the three-month period ended June 30, 2015, the Company recorded $333,000 in income tax benefit. The start-up of SAIC was a significant factor in the prior period estimated annual tax rate of 34.3%. The estimated annual effective tax rate differed from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.

Liquidity and Capital Resources

As of June 30, 2016, the Company held approximately $4.8 million in cash and cash equivalents. Of this amount, $824,000 was restricted with $250,000 in cash held as statutory reserve of SAIC and the remaining $574,000 pledged to secure SAIC’s participation in certain reinsurance pools, and $3,065,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of June 30, 2016, the Company’s working capital amounted to $20,437,000, a decrease of $2,806,000 compared to March 31, 2016.

As of June 30, 2016, the Company had a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS, GAS and ATGL may make borrowings. Initially, borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying consolidated statements of income. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility.

On July 15, 2016, the Company and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC and Air T Global Leasing, LLC entered into a First Amendment dated as of July 15, 2016 (the “First Amendment”) with Branch Banking and Trust Company (“BB&T”) to amend the Credit Agreement (as amended, the “Credit Agreement”) governing the Revolving Credit Facility. The First Amendment modified the Credit Agreement to not require that Contrail Aviation and Delphax be joined as borrowers under the Credit Agreement, to permit the BMO Limited Guaranty (as defined below), to revise certain covenants to address the treatment of Contrail Aviation and Delphax, and to effect conforming and other changes to defined terms. On August 9, 2016, the Company and such subsidiaries entered into a Second Amendment dated as of August 9, 2016 (the “Second Amendment”) with BB&T to further amend the Credit Agreement. The Second Amendment modified the Credit Agreement to increase the maximum amount available for borrowing under the Revolving Credit Facility from $20.0 million to $25.0 million, to extend the maturity of the Revolving Credit Facility from April 1, 2017 to April 1, 2018 and to adjust certain financial covenants.

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

The Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ending March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a maximum consolidated leverage ratio of 3.5 to 1.0, a minimum consolidated asset coverage ratio of 1.25 to 1.0 for the quarter ended June 30, 2016 and the quarter ending September 30, 2016, 1.50 to 1.0 for the quarters ending December 31, 2016 and March 31, 2017, and 1.75 to 1.0 thereafter, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Credit Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

As of June 30, 2016, Delphax maintained a debt facility consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Because Delphax’s senior credit facility prohibits the payment of cash dividends, it is not a source of liquidity to Air T, Inc. or any of its other subsidiaries. Neither Air T nor any of its subsidiaries (other than Delphax and subsidiaries of Delphax) is a guarantor of Delphax’s obligations under its senior credit facility.

The Delphax senior credit facility is secured by substantially all of its North American assets, expires in November 2018, prohibits payment of cash dividends by Delphax and is subject to certain financial covenants.  The Delphax senior credit facility provides for interest based upon the prime rate plus a margin (4.25% as of June 30, 2016). As of June 30, 2016, Delphax had aggregate borrowings of $2,140,000 outstanding under its senior credit facility. Delphax has advised that at June 30, 2016 it was not in compliance with financial covenants under the agreement governing its senior credit facility. Due to Delphax’s non-compliance with financial covenants, the lender has the contractual right to cease permitting borrowings under the facility and to declare all amounts outstanding under the senior credit facility due and payable immediately. As of the date of this report the lender has neither made such declaration, nor waived its right to do so and Delphax has continued to make borrowings under the senior credit facility. As of the date of this report, Delphax has not regained compliance with these financial covenants. In the event that Delphax is denied access to additional borrowings under the senior credit facility, unless it obtains access to other adequate sources of liquidity, which may include cash from operations, Delphax may be unable to adequately fund its operations or pay its debts as they come due. Delphax has recently implemented cost-savings initiatives, including employee furloughs, to minimize ongoing cash needs.

In connection with and upon consummation of the asset acquisition by Contrail Aviation, on July 18, 2016, it entered into a Credit Agreement (the “Contrail Credit Agreement”) with BMO Harris Bank N.A. The Contrail Credit Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 and a borrowing base. The borrowing base is computed monthly and is equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. Borrowings under the Contrail Credit Agreement bear interest at a rate equal to one-month LIBOR plus 2.80%, and mature in January 2018. The obligations of Contrail Aviation under the Contrail Credit Agreement are required to be guaranteed by each of its subsidiaries (if any), and are (and the guaranty obligations of any such subsidiary guarantors are required to be) secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and any such subsidiary guarantors, as applicable (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, real property, and proceeds of the foregoing). The obligations of Contrail Aviation under the Contrail Credit Agreement are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Credit Agreement, plus costs of collection (the “BMO Limited Guaranty”).

The Contrail Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of Contrail Aviation and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains financial covenants applicable to Contrail Aviation and its subsidiaries, including a minimum debt service coverage ratio of 1.75 to 1.0, a maximum ratio of total liabilities to tangible net worth of 2.5 to 1.0, and a $10,000 limitation on annual operating lease payments. The Contrail Credit Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, the failure of Mr. Kuhn to continue to serve as chief executive officer of Contrail Aviation, and the Company’s failure to own, legally and beneficially, at least 51% of the voting equity in Contrail Aviation.

Cash Flows

Following is a table of changes in cash flow for the periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015

Net cash used in operating activities	$(4,758,000)	$(4,515,000)
Net cash used in investing activities	(232,000)	(1,274,000)
Net cash provided by (used in) financing activities	3,634,000	(19,000)
Effect of foreign currency exchange rates on cash and cash equivalents	(19,000)	-

Net decrease in cash and cash equivalents	$(1,375,000)	$(5,808,000)

Cash used in operating activities was $243,000 more for the three-month period ended June 30, 2016 compared to the similar prior year period, resulting from a variety of offsetting factors.

Cash used in investing activities for the three-month period ended June 30, 2016 was $1,042,000 less than the comparable prior year period due primarily to $1,215,000 of proceeds from the sale of marketable securities during the quarter ended June 30, 2016.

Cash provided by financing activities of $3,653,000 compared to a net use of cash in the comparable prior period. This was primarily due to $3,321,000 in borrowings under the Company’s line of credit in the current quarter.

Impact of Inflation

The Company believes that inflation has not had a material effect on its operations, because increased costs to date have generally been passed on to its customers. Under the terms of its overnight air cargo business contracts the major cost components of its operations, consisting principally of fuel, and certain other direct operating costs, and certain maintenance costs are reimbursed by its customer. Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2016. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote. In addition, with respect to Delphax, such system of controls relies in part upon Delphax’s compliance with contractual obligations to provide information to the Company to permit it to timely prepare required reports and to allow access to its accounting records and accounting personnel regarding Delphax financial information to be included in the Company’s consolidated financial statements or to permit an evaluation of effectiveness of internal control over financial reporting.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 5. Other information

On August 9, 2016, the Company and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC and Air T Global Leasing, LLC entered into a Second Amendment dated as of August 9, 2016 with BB&T to further amend the Credit Agreement. The Second Amendment modified the Credit Agreement to:

●	increase the maximum amount available for borrowing under the Revolving Credit Facility from $20.0 million to $25.0 million;
●	extend the maturity of the Revolving Credit Facility from April 1, 2017 to April 1, 2018;
●

reduce the required consolidated tangible net worth from $22.0 million to the sum of $18.0 million plus, on a cumulative annual basis commencing with the fiscal year ending March 31, 2017, 50% of consolidated net income for the year then ended;

●

adjust the minimum consolidated asset coverage ratio for the quarter ended June 30, 2016 and the quarter ending September 30, 2016 to 1.25 and for the quarters ending December 31, 2016 and March 31, 2017 to 1.50;

●	add a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time; and
●	adjust the definitions of terms used in the financial covenants to address the impact of non-wholly owned subsidiaries and the BMO Limited Guaranty.

Item 6. Exhibits

(a)	Exhibits
	No.	Description

	31.1	Section 302 Certification of Chief Executive Officer and President

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: August 15, 2016

/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Candice Otey
Candice Otey, Chief Financial Officer

AIR T, INC.

EXHIBIT INDEX

(a)	Exhibits

No.	Description

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.