Form 10-Q
period 2016-09-30
AIR T INC
filed 2016-11-14
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 1, 2016
Common Shares, par value of $.25 per share	2,042,789

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months and Six Months Ended September 30, 2016 and 2015	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months and Six Months Ended September 30, 2016 and 2015	4

	Condensed Consolidated Balance Sheets September 30, 2016 (Unaudited) and March 31, 2016	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended September 30, 2016 and 2015	6

	Condensed Consolidated Statements of Equity (Unaudited) Six Months Ended September 30, 2016 and 2015	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

	PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41
	Signatures	42
	Exhibit Index	43
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Overnight air cargo	$17,151,214	$17,385,753	$33,788,379	$30,274,943
Ground equipment sales	11,088,877	21,283,140	15,343,065	25,322,377
Ground support services	7,038,151	5,985,036	13,838,193	11,415,129
Printing equipment and maintenance	1,727,896	-	4,287,984	-
Commercial jet engines	1,295,107	-	1,295,107	-
Leasing	221,745	-	463,515	-
	38,522,990	44,653,929	69,016,243	67,012,449

Operating Expenses:
Flight-air cargo	10,023,521	9,399,757	18,998,086	15,773,666
Maintenance-air cargo	5,264,416	5,354,574	10,710,320	10,562,738
Ground equipment sales	8,759,677	15,471,306	12,176,001	18,600,420
Ground support services	5,762,634	5,062,546	11,155,302	9,778,457
Printing equipment and maintenance	1,116,964	-	7,124,731	-
Commercial jet engines	787,539	-	787,539	-
Leasing	49,460	-	49,460	-
Research and development	239,922	-	750,882	-
General and administrative	5,143,446	3,658,187	10,972,392	7,465,115
Depreciation, amortization and impairment	353,672	192,504	2,343,273	371,121
Gain on sale of property and equipment	-	10,405	-	5,381
	37,501,251	39,149,278	75,067,986	62,556,898

Operating Income (Loss)	1,021,739	5,504,651	(6,051,743)	4,455,551

Non-operating Income (Expense):
Gain on sale of marketable securities	429,076	-	572,945	-
Foreign currency gain, net	33,096	-	124,886	-
Other-than-temporary impairment loss on investments	-	-	(1,502,239)	-
Other investment income, net	48,269	-	90,962	-
Interest expense and other	(77,366)	(9,690)	(141,377)	(29,631)
	433,075	(9,690)	(854,823)	(29,631)

Income (Loss) Before Income Taxes	1,454,814	5,494,960	(6,906,566)	4,425,920

Income Taxes	375,000	1,701,000	3,000	1,368,000

Net Income (Loss)	1,079,814	3,793,960	(6,909,566)	3,057,920

Net (Income) Loss Attributable to Non-controlling Interests	$(11,265)	$-	$4,301,813	$-

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$1,068,549	$3,793,960	$(2,607,753)	$3,057,920

Earnings (Loss) Per Share:
Basic	$0.52	$1.60	$(1.18)	$1.29
Diluted	$0.52	$1.58	$(1.18)	$1.28

Weighted Average Shares Outstanding:
Basic	2,042,789	2,372,527	2,207,658	2,372,527
Diluted	2,047,976	2,397,163	2,207,658	2,396,460

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$1,079,814	$3,793,960	$(6,909,566)	$3,057,920

Other comprehensive income (loss):

Foreign currency translation loss	(39,628)	-	(189,940)	-

Unrealized net gains (losses) on marketable securities	534,614	(427,132)	(446,755)	(866,430)

Tax effect of net unrealized (gains) losses on marketable securities	(192,461)	153,768	160,832	311,915

Total unrealized net gain (loss) on marketable securities, net of tax	342,153	(273,364)	(285,923)	(554,515)

Reclassification of other-than-temporary impairment losses on marketable securities included in net loss, net of losses (gains) on sale of marketable securities	(429,076)	-	929,293	-

Tax effect of reclassification	154,951	-	(334,061)	-

Reclassification adjustment, net of tax	(274,125)	-	595,232	-

Total Other Comprehensive Income (Loss)	28,400	(273,364)	119,369	(554,515)

Total Comprehensive Income (Loss)	1,108,214	3,520,595	(6,790,197)	2,503,405

Comprehensive Loss Attributable to Non-controlling Interests	13,260	-	4,419,576	-

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$1,121,474	$3,520,596	$(2,370,621)	$2,503,405

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016 *
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,191,740	$5,345,455
Marketable securities	2,526,208	4,944,572
Restricted cash	824,062	820,651
Accounts receivable, less allowance for doubtful accounts of $469,000 and $426,000	21,932,218	12,303,128
Notes and other receivables-current	2,211,118	592,721
Income tax receivable	1,105,919	719,899
Inventories, net	17,667,401	12,274,104
Deferred income taxes	117,770	291,000
Prepaid expenses and other	1,172,972	1,668,004
Total Current Assets	49,749,408	38,959,534

Investments in Available-For-Sale Securities	3,934,385	4,711,343

Property and Equipment, Net	4,899,771	4,577,774
Cash Surrender Value of Life Insurance Policies	2,112,430	2,100,057
Notes and Other Receivables - Long-term	-	103,996
Other Assets	385,559	317,528
Intangible Assets, Net	863,132	1,109,112
Goodwill	3,986,865	275,408
Total Assets	$65,931,550	$52,154,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,409,771	$7,003,660
Income tax payable	-	11,312
Accrued expenses	7,829,588	6,842,874
Short-term debt	1,815,185	1,859,300
Total Current Liabilities	20,054,544	15,717,146

Long-Term Debt	20,761,175	4,835
Deferred Income Taxes	546,000	546,000
Other Non-current Liabilities	2,933,347	615,241
Total Liabilities	44,295,066	16,883,222

Redeemable non-controlling interest	1,079,772	-

Commitments and Contingencies (Notes 10 and 14)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,042,789 shares issued and outstanding at September 30, 2016, 2,372,527 shares issued and outstanding at March 31, 2016	510,696	593,131
Additional paid-in capital	4,260,030	4,947,665
Retained earnings	19,596,287	29,350,980
Accumulated other comprehensive income (loss), net	119,234	(117,898)
Total Air T, Inc. Stockholders' Equity	24,486,247	34,773,878
Non-controlling Interests	(3,929,535)	497,652
Total Equity	20,556,712	35,271,530
Total Liabilities and Equity	$65,931,550	$52,154,752

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,909,566)	$3,057,920
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of marketable securities	(572,945)	-
Gain on sale of property and equipment	-	5,381
Change in accounts receivable and inventory reserves	2,483,947	(61,616)
Depreciation, amortization and impairment	2,343,273	371,121
Change in cash surrender value of life insurance	(12,373)	(14,575)
Warranty reserve	(28,250)	(82,995)
Other-than-temporary impairment loss on investments	1,502,239	-
Change in operating assets and liabilities:
Accounts receivable	(8,362,763)	(8,327,227)
Notes receivable and other non-trade receivables	(1,560,740)	111,274
Inventories	(6,084,943)	(3,212,440)
Prepaid expenses and other assets	487,462	115,057
Accounts payable	3,004,536	3,017,840
Accrued expenses	797,290	(58,762)
Income taxes payable/ receivable	(397,331)	1,098,013
Non-current liabilities	(442,874)	-
Total adjustments	(6,843,472)	(7,038,927)
Net cash used in operating activities	(13,753,038)	(3,981,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,505,520)	(1,863,621)
Proceeds from sale of marketable securities	5,254,087	-
Net cash flow from business combination	(4,033,367)	-
Capital expenditures	(911,040)	(513,433)
Proceeds from sale of property and equipment	10,745	19,163
Increase in restricted cash	(3,411)	(3,316)
Net cash used in investing activities	(2,188,506)	(2,361,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	40,368,017	14,291,273
Payment on line of credit	(19,606,842)	(17,909,633)
Payment on line of credit - Delphax	(48,950)	-
Payment of debt - Delphax	-	-
Repurchase of common stock	(7,917,009)	-
Net cash provided by (used in) financing activities	12,795,216	(3,618,360)

Effect of foreign currency exchange rates on cash and cash equivalents	(7,387)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,153,715)	(9,960,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,345,455	13,388,767
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,191,740	$3,428,193

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$321,345	$1,143,635
Change in fair value of marketable securities	(1,022,791)	(866,430)

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Non-controlling interest in acquired business	$1,072,161	$-
Acquired business earnout contract	2,900,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$61,767	$45,118
Income taxes	400,331	267,134

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Net income	-	-	-	3,057,920	-	-	3,057,920

Net change from marketable securities, net of tax	-	-	-	-	(554,515)	-	(554,515)

Balance, September 30, 2015	2,372,527	$593,131	$4,929,090	$27,465,835	$(689,428)	$-	$32,298,628

	Equity
	Air T, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2016	2,372,527	$593,131	$4,947,665	$29,350,980	$(117,898)	$497,652	$35,271,530

Repurchase of common stock	(329,738)	(82,435)	(687,635)	(7,146,940)	-	-	(7,917,010)

Net loss	-	-	-	(2,607,753)	-	(4,309,424)	(6,917,177)

Net change from marketable securities, net of tax	-	-	-	-	309,309	-	309,309

Foreign currency translation loss	-	-	-	-	(72,177)	(117,763)	(189,940)

Balance, September 30, 2016	2,042,789	$510,696	$4,260,030	$19,596,287	$119,234	$(3,929,535)	$20,556,712

*Excludes income attributable to redeemable non-controlling interest in Contrail Aviation

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

The condensed consolidated financial statements of Air T, Inc. (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been made.

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

In February 2015, a standard was issued that amends the guidance that reporting entities apply when evaluating whether certain legal entities should be consolidated. The Company adopted the standard in the quarter ended June 30, 2016. The adoption had no impact on the Company’s condensed consolidated financial statements.

In April 2015, a standard was issued that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods. The Company adopted the standard in the quarter ended June 30, 2016. Adoption of this standard did not have a material impact the Company’s condensed consolidated financial statements.

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

In September 2015, a standard was issued that simplifies the accounting for measurement period adjustments associated with a business combination by eliminating the requirement to restate prior period financial statements for measurement period adjustments when measurements were incomplete as of the end of the reporting period that includes the business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. It is effective for interim and annual periods beginning after December 15, 2015. The Company adopted this new standard beginning with the fiscal quarter ended June 30, 2016. Adoption of this new standard had no material impact on the Company’s condensed consolidated financial statements.

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

In June 2016, a standard was issued that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In August 2016, a standard was issued to reduce diversity in practice in the classification of certain cash receipts and cash payments within the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The guidance requires application through a retrospective transition method. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

2.	Acquisition of Interests in Delphax

Pursuant to a Securities Purchase Agreement dated as of October 2, 2015 (the “Securities Purchase Agreement”) among the Company, Delphax Technologies Inc. (“Delphax”) and its subsidiary, Delphax Technologies Canada Limited (“Delphax Canada”), on November 24, 2015 (the “Delphax Closing Date”), the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax Canada for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest under, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from Delphax Canada on October 2, 2015 pursuant to the Securities Purchase Agreement and (ii) for $1,050,000 in cash a total of 43,000 shares of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events).

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

Pursuant to the provision described above, beginning on November 24, 2015, three designees of the Company were elected to the board of directors of Delphax, which had a total of seven members following their election. As of September 30, 2016, three designees of the Company continued to serve on the board of directors of Delphax, which had a total of six members, as the Company had not exercised its right to require its designee to be elected as the seventh director.

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

As a result of the above transactions, the Company determined that it had obtained control over Delphax and we have consolidated Delphax in our consolidated financial statements beginning on November 24, 2015.

The following table summarizes the provisional fair values of Delphax assets and liabilities as of the Delphax Closing Date:

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

The Company’s initial accounting for its acquisition of interests in Delphax is currently incomplete with respect to the fair value determination of an acquired asset retirement obligation. Therefore, as permitted by the applicable accounting guidance, the above amounts are provisional.

As further discussed in Note 11, the Company recognized significant expenses in the June 30, 2016 quarter associated with Delphax employee benefit costs and write-downs of Delphax inventories, long-lived tangible and intangible assets, and goodwill. The Company concluded that the charges were necessary to reflect changes in market conditions and business outlook during the June 30, 2016 quarter and were not associated with conditions that existed as of the Delphax Closing Date. As such, these adjustments were not accounted for as “measurement period” adjustments in the accompanying condensed consolidated financial statements.

3.	Acquisition of Interests in Contrail

On July 18, 2016 (the "Contrail Closing Date"), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) between Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, Contrail Aviation Support, Inc. (the “Seller” or “Contrail”) and Joseph Kuhn, the sole shareholder of the Seller, Contrail Aviation completed the purchase of all of the assets owned, used or usable by the Seller, other than cash, equity in the Seller’s IC-DISC subsidiary and certain other specified excluded assets. Pursuant to the Asset Purchase Agreement, Contrail Aviation also assumed certain liabilities of the Seller. Prior to this acquisition, the Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components. In connection with the acquisition, Contrail Aviation offered employment to all of the Seller’s employees and Mr. Kuhn was appointed Chief Executive Officer of Contrail Aviation. Following the acquisition, Contrail Aviation comprises a newly formed business segment of the Company — the commercial jet engine segment.

The acquisition consideration consisted of (i) $4,033,368 in cash, $300,000 of which is being held in an escrow account to secure indemnification payments to Contrail Aviation under the Asset Purchase Agreement, (ii) equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation, and (iii) and contingent additional deferred consideration payments which are more fully described below.

The cash consideration was subject to an adjustment based on the Seller’s Net Working Capital (as defined in the Asset Purchase Agreement) as of the Contrail Closing Date. The balance sheet of Contrail Aviation as of September 30, 2016 reflects a receivable due from Mr. Kuhn for this Contrail Closing Date working capital adjustment.

Pursuant to the Asset Purchase Agreement, Contrail Aviation agreed to pay as contingent additional deferred consideration up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate (collectively, the “Earnout Payments” and each, an “Earnout Payment”), calculated as follows:

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

On the Contrail Closing Date, Contrail Aviation and the Seller entered into an Operating Agreement (the “Operating Agreement”) providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”) permitting, at any time after the fifth anniversary of the Contrail Closing Date, Contrail Aviation at its election to purchase from the Seller, and permitting the Seller at its election to require Contrail Aviation to purchase from the Seller, all of the Seller’s equity membership interests in Contrail Aviation at price to be agreed upon, or failing such an agreement to be determined pursuant to third-party appraisals in a process specified in the Operating Agreement.

The following table summarizes the provisional fair values of assets acquired and liabilities assumed by Contrail Aviation as of the Contrail Closing Date:

July 18, 2016

ASSETS
Accounts receivable	1,357,499
Inventories	2,118,475
Prepaid expenses	30,121
Property and equipment	33,095
Intangible assets - non-compete	69,700
Intangible assets - tradename	322,000
Intangible assets - certification	47,000
Intangible assets - customer relationship	451,000
Goodwill	3,986,865
Total assets	$8,415,755

LIABILITIES
Accounts payable	$366,575
Accrued expenses	43,652
Earnout liability	2,900,000
Total liabilities	$3,310,227

Net Assets	$5,105,528

The Company’s purchase accounting reflects the estimated net fair value of the Seller’s assets acquired and liabilities assumed as of the Contrail Closing Date. Purchase accounting also reflects the Company’s current estimate that the Earnout Payments will be due at the above-specified maximum level. The Contrail Closing Date balance sheet information disclosed above reflects the present value of such estimated Earnout Payments.

The Company’s initial accounting for the Contrail acquisition is currently incomplete. Therefore, as permitted by the applicable accounting guidance, the above amounts are provisional.

The Put/Call Option specifies a fair value strike price as of the exercise date. As such, the Company assigned no value to the Put/Call Option for purposes of purchase accounting. Because the Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation, the Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying September 30, 2016 condensed consolidated balance sheet. The Company estimates that the fair value of Contrail Aviation would not have changed by more than an inconsequential amount between July 18, 2016 and September 30, 2016. Therefore, other than allocation of the Seller’s proportionate share of Contrail Aviation’s net earnings for this stub period, the Company did not adjust the redeemable non-controlling interest balance from the Contrail Closing Date.

Proforma financial information is not presented as the results are not material to the Company's consolidated financial statements.

The following presents information on Contrail Aviation’s intangible assets and goodwill at September 30, 2016:

	July 18, 2016	Amortization	September 30, 2016
	(Unaudited)		(Unaudited)
Amorizable intangible assets	$889,700	$(26,568)	$863,132
Goodwill	3,986,865	-	3,986,865
Intangible assets and goodwill, net	$4,876,565	$(26,568)	$4,849,997

4.	Income Taxes

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

During the six-month period ended September 30, 2016, the Company recorded income tax expense of $3,000 which resulted in an overall effective tax rate of -0.1%. For the three-month period ended September 30, 2016, the Company recorded income tax expense of $375,000. The Company records income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the six-month period ending September 30, 2016 was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the six-month period ended September 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the three-month period ended September 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the six-month period ended September 30, 2015, the Company recorded income tax expense of $1,368,000 which resulted in an overall effective tax rate of 30.9%. For the three-month period ended September 30, 2015, the Company recorded income tax expense of $1,701,000. The estimated annual effective tax rate differed from the U. S. federal statutory rate of 34% primarily due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, and state income tax expense.

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

Delphax maintains a September 30 fiscal year. As of September 30, 2015, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $6.0 million and $7.9 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.5 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $325,000 are available to offset future income tax with no expiration date. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited. Additionally, based on the anticipated liquidation of Delphax Canada, $3.2 million of the previously disclosed foreign tax loss carryforwards, $4.5 million of foreign research and development credit carryforwards, as well as other temporary differences such as fixed asset basis differences will likely go unutilized. See additional information regarding Delphax Canada in Note 11.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax acquisition on November 24, 2015, the Company established a full valuation allowance against Delphax’s net deferred tax assets of approximately $11,661,000. The corresponding valuation allowance at September 30, 2016 was approximately $12,770,000. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established.

The Company has not recognized any deferred income tax assets or liabilities associated with differences between the financial reporting and tax reporting bases of investments in foreign subsidiaries or for outside basis differences associated with the Company’s investments in Delphax. The Company concluded that the conditions for such recognition were not met as of September 30, 2016. The differences in question would lead to taxable or deductible amounts upon certain events, including a repatriation of foreign assets or a sale or liquidation of the respective entity. Determination of the amount of any unrecognized deferred income tax assets or liabilities on these differences is not practicable at this time due to the complexities of the hypothetical calculation.

As described in Note 3, effective on July 18, 2016, Air T, through its subsidiary, Contrail Aviation, acquired substantially all of the assets of interest in Contrail Aviation Support, Inc. for payment to the Seller of cash and equity membership units in Contrail Aviation representing 21% of the total equity membership units of Contrail Aviation. The acquisition was treated as an asset acquisition for tax purposes, with Air T receiving a step up on the 79% interest deemed to be acquired. Contrail Aviation, a limited liability company, is taxed as a partnership with Air T and the Seller recognizing on a pass-through basis the taxable income and loss of Contrail Aviation in proportion to their relative equity interests. Air T will recognize deferred taxes as applicable on the outside basis difference of the investment. As of the acquisition date, there were no differences between the book and tax basis of the investment.

5.	Net Earnings Per Share

Basic earnings per share have been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under employee and director stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net loss attributable to Air T, Inc. Stockholders	$1,068,549	$3,793,960	$(2,607,753)	$3,057,920
Loss Per Share:
Basic	$0.52	$1.60	$(1.18)	$1.29
Diluted	$0.52	$1.58	$(1.18)	$1.28
Weighted Average Shares Outstanding:
Basic	2,042,789	2,372,527	2,207,658	2,372,527
Diluted	2,047,976	2,397,163	2,207,658	2,396,460

The Company reported a net loss for the six-month period ended September 30, 2016. As a result of the net loss, there is no potential dilutive effect of outstanding stock options for that period.

6.	Investment Securities Available For Sale

Investments in available-for-sale marketable securities at September 30, 2016 consisted of investments in publicly traded companies and had a fair value of $6,461,000, an aggregate cost basis of $7,617,000, gross unrealized gains aggregating $59,000 and gross unrealized losses aggregating $1,216,000. Marketable securities at March 31, 2016 consisted of investments with a fair value of $9,656,000, an aggregate cost basis of $9,791,000, gross unrealized gains aggregating $422,000 and gross unrealized losses aggregating $557,000. Securities that had been in a continuous loss position for less than 12 months as of September 30, 2016 had an aggregate fair value and unrealized loss of $247,000 and $44,000, respectively. The corresponding amounts at March 31, 2016 were $5,903,000 and $163,000. Securities that had been in a continuous loss position for more than 12 months as of September 30, 2016 had an aggregate fair value and unrealized loss of $3,934,000 and $1,172,000, respectively. The corresponding amounts at March 31, 2016 were $4,711,000 and $395,000.

The Company realized gains of $573,000 and $0, respectively, from the sale of securities during the six-month periods ended September 30, 2016 and September 30, 2015. The marketable securities held by the Company as of September 30, 2016 and March 31, 2016 are classified as available-for-sale securities. The Company does not intend to liquidate marketable security holdings in Insignia Systems, Inc. (“Insignia”) within the next twelve months; as a result, the fair value of the Company’s investment in Insignia is classified as non-current in the September 30, 2016 condensed consolidated balance sheet.

The Company’s investment in Insignia at September 30, 2016 had an aggregate cost basis of $5,106,000 and an unrealized loss of $1,172,000. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are fully recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016 assessment, the Company concluded that it had suffered an other-than-temporary impairment in its Insignia investment. In reaching this conclusion, management gave significant weight to the fact that, as of June 30, 2016, the Company’s investment in Insignia had been in a continuous unrealized loss position for well over one year and the magnitude of the unrealized loss had increased sharply during the quarter ended June 30, 2016. While management believes it is reasonably possible that the unrealized loss will reverse prior to the Company’s divestment of the security, management concluded that the weight of the evidence warranted the other-than-temporary impairment as of June 30, 2016. As such, the Company’s condensed consolidated statement of income (loss) for the three months ended June 30, 2016 and the six months ended September 30, 2016 includes a non-operating charge related to the Insignia securities of $1,502,000. There was no other-than-temporary impairment charge for the three-month period ended September 30, 2016 or the six-month period ended September 30, 2015.

All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

7.	Inventories

Inventories consisted of the following:

	September 30, 2016	March 31, 2016
Ground support service parts	$2,282,627	$1,566,694
Ground equipment manufacturing:
Raw materials	2,397,974	1,549,810
Work in process	1,002,710	408,213
Finished goods	7,723,641	4,328,812
Printing equipment and maintenance
Raw materials	3,219,663	3,319,939
Work in process	798,031	759,446
Finished goods	901,769	562,912
Commercial jet engines	2,003,484	-
Total inventories	20,329,899	12,495,826
Reserves	(2,662,498)	(221,722)

Total, net of reserves	$17,667,401	$12,274,104

During the quarter ended June 30, 2016, the Company recorded certain inventory reserves associated with Delphax. See additional information in Note 11.

8.	Stock Based Compensation

Air T, Inc. maintains a stock option plan for the benefit of certain eligible employees and directors, though no awards may be granted under the plan after July 29, 2015. In addition, Delphax maintains a number of stock option plans. Compensation expense is recognized over the requisite service period for stock options which are expected to vest based on their grant-date fair values. The Company uses the Black-Scholes option pricing model to value stock options granted under the Air T, Inc. plan and the Delphax plans. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

No options were granted or exercised under Air T, Inc.’s stock option plan during the six-month periods ended September 30, 2016 and 2015. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the six-month periods ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was no unrecognized compensation expense related to the Air T Inc. stock options. During the quarter ended September 30, 2016, 30,000 stock options expired.

A summary of stock option activity occurring during the three months ended September 30, 2016 is presented below:

Shares

Outstanding as of March 31, 2016	40,000
Activity during the three months ended September 30, 2016
Granted	-
Exercised	-
Canceled (forfeited/expired)	(30,000)
Outstanding as of September 30, 2016	10,000
Exerciseable as of September 30, 2016	10,000

No options were granted or exercised during the September 2016 quarter under any of Delphax’s stock option plans. Delphax did not recognize any stock-based compensation expense during the September 2016 quarter.

9.	Stock Repurchase

On July 1, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Sardar Biglari, Biglari Capital Corp. and The Lion Fund II, L.P. (collectively, the “Biglari Group”), pursuant to which the Company purchased 329,738 shares of common stock, par value $0.25 (the “Common Stock”), of the Company for $24.01 per share (the “Per Share Purchase Price”), resulting in an aggregate purchase price of $7,917,010. The Per Share Purchase Price is equal, and was determined by reference, to the volume-weighted average price of the Common Stock for the thirty (30) trading days preceding the date of the Securities Purchase Agreement.

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

The Common Stock was retired upon repurchase. The accompanying condensed consolidated statement of equity for the period ended September 30, 2016 reflects the resultant respective reductions in common stock, additional paid-in capital, and retained earnings.

10.	Financing Arrangements

On April 1, 2015, the Company replaced its existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a $500,000 sublimit for issuances of letters of credit. Under the Revolving Credit Facility, each of the Company and its wholly-owned operating subsidiaries may make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus a margin, which margin is based on a consolidated leverage ratio. At September 30, 2016, the annual interest rate on borrowings under the Revolving Credit Facility was LIBOR plus 1.50%. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility.

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

Borrowings under the Revolving Credit Facility, together with hedging obligations, if any, owing to the lender under the Revolving Credit Facility or any affiliate of such lender, are secured by a first-priority security interest in substantially all assets of the Company and the other borrowers (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing), but excluding interests in real property. As discussed in Note 11, assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its subsidiaries.

The Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of 18.0 million plus, on a cumulative basis and commencing with the fiscal year ending March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a maximum consolidated leverage ratio of 3.5 to 1.0, a minimum consolidated asset coverage ratio of 1.25 to 1.0 for the quarter ended June 30, 2016 and the quarter ending September 30, 2016, 1.50 to 1.0 for the quarters ending December 31, 2016 and March 31, 2017, and 1.75 to 1.0 thereafter, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Company was not in compliance with the maximum consolidated leverage ratio covenant as of the September 30, 2016 measurement date. Furthermore, the Company currently estimates it is probable that it will not be in compliance with the maximum consolidated leverage ratio covenant as of the upcoming December 31, 2016 measurement date. BB&T has waived the September 30, 2016 violation and has also agreed to waive, based on projections provided by the Company, the violations which are forecast for December 31, 2016. The agreement governing the Credit Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx Corporation, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

As of September 30, 2016, the Company had outstanding borrowings under the Revolving Credit Facility of approximately $20.8 million. This balance is classified within long-term liabilities on the accompanying September 30, 2016 condensed consolidated balance sheet. No borrowings under the Revolving Credit Facility were outstanding at March 31, 2016.

As of September 30, 2016, Delphax, through its Canadian subsidiary, maintained a debt facility pursuant to the Senior Credit Agreement consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Because the Senior Credit Agreement prohibits the payment of cash dividends, the facility is not a source of liquidity to Air T, Inc. or any of its subsidiaries. Neither Air T nor any of its subsidiaries is a guarantor of Delphax’s obligations under the Senior Credit Agreement. The facility is secured by substantially all of Delphax’s North American assets, expires in November 2018, and is subject to certain financial covenants. The facility provides for interest based upon the prime rate plus a margin and an additional margin applicable during the pendency of a default (a total interest rate of 10.5%, including the default margin, as of September 30, 2016).

As of September 30, 2016, Delphax had aggregate borrowings of approximately $1.9 million (approximately $1.8 million at March 31, 2016) outstanding under the Senior Credit Agreement. As was the case at March 31, 2016, Delphax has advised that at September 30, 2016 it was not in compliance with financial covenants under the Senior Credit Agreement. Due to Delphax’s noncompliance with financial covenants, the lender has the contractual right to cease permitting borrowings under the Senior Credit Agreement and to declare all amounts outstanding due and payable immediately. On September 1, 2016, the lender gave Delphax notice of such default, applied the default interest margin, and communicated that it would be reducing the eligible inventory advance rate under the Senior Credit Agreement by 0.5% per week for each week commencing September 9, 2016. As of the date of this report, Delphax has not regained compliance with these financial covenants. The lender continues to allow Delphax access to the debt facility but has the current right to terminate such access and demand immediate repayment of the full outstanding balance.

In connection with and upon consummation of the Contrail acquisition, Contrail Aviation entered into a Credit Agreement (the “Contrail Credit Agreement”) with BMO Harris Bank N.A. The Contrail Credit Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 and a borrowing base. The borrowing base is computed monthly and is equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. Borrowings under the Contrail Credit Agreement bear interest at a rate equal to one-month LIBOR plus 2.80%, and mature in January 2018.

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

At September 30, 2016, Contrail Aviation had no outstanding borrowings under the Contrail Credit Agreement and had a borrowing base that would have permitted borrowings of up to approximately $2.2 million.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

11.	Variable Interest Entities

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

Refer to Note 2 for the provisional fair value of the assets and liabilities of Delphax on the acquisition date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of September 30, 2016 and March 31, 2016:

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,593	$249,528
Accounts receivable, net	1,384,514	1,433,494
Inventories	2,474,463	4,642,298
Other current assets	444,868	1,034,067
Total current assets	4,470,438	7,359,387
Property and equipment	20,553	625,684
Intangible assets	-	1,109,112
Goodwill	-	275,408
Other Assets	-	26,020
Total assets	$4,490,991	$9,395,611

LIABILITIES
Current liabilities:
Accounts payable	$2,563,403	$1,684,802
Income tax payable	11,312	11,312
Accrued expenses	3,867,376	1,926,340
Short-term debt	1,815,185	1,859,300
Total current liabilities	8,257,276	5,481,754
Long-term debt	2,689,619	2,581,107
Other long-term liabilities	-	606,358
Total liabilities	$10,946,895	$8,669,219

Net Assets	$(6,455,904)	$726,392

Long-term debt as reflected in the above table includes approximately $190,000 and $76,000 as of September 30, 2016 and March 31, 2016, respectively, of accrued interest, due to the Company from Delphax Canada under the Senior Subordinated Note. This debt and accrued interest was eliminated for purposes of the Company’s accompanying September 30, 2016 and March 31, 2016 consolidated balance sheets.

The assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its other subsidiaries.

Revenue and Expenses of Delphax. Delphax’s revenues and expenses are included in the Company’s consolidated financial statements beginning November 24, 2015. Revenues and expenses prior to the date of initial consolidation are excluded. The following table sets forth the revenue and expenses of Delphax, prior to intercompany eliminations, that are included in the Company’s condensed consolidated statement of income (loss) for the six months ended September 30, 2016.

For the Six Months Ended September 30, 2016
(Unaudited)

Operating Revenues	$4,958,826

Operating Expenses:
Cost of sales	7,723,898
General and administrative	1,704,852
Research and development	750,882
Depreciation, amortization and impairment	1,726,404
11,906,036
Operating Loss	(6,947,210)

Non-operating Loss	(45,147)

Loss Before Income Taxes	(6,992,357)

Income Taxes	-

Net Loss	$(6,992,357)

As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2016, Delphax was informed by its largest customer that the customer had decided to accelerate its plans for removing Delphax legacy printing systems from production and that Delphax should, as a consequence, expect the future volume of legacy product orders from the customer to decline markedly from prior forecasts. Furthermore, the future timeframe over which orders could be expected from this customer was being sharply curtailed. In addition to this specific customer communication, Delphax also experienced a broad-based decline in legacy product customer demand during the first quarter. Sales of Delphax’s new élan printer system also had not materialized to expectations.

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

Based on consideration of all currently available relevant information, including the assessment of the outside advisory firm and in light of its expected lack of profitability and current debt load, Delphax anticipates cooperating with senior and subordinated secured lenders to permit such lenders to initiate a formal receivership filing to commence an operating liquidation of Delphax Canada, Delphax’s primary, and sole manufacturing, subsidiary. Under the terms of the subordination agreement between the Company and the senior lender under the Senior Credit Agreement, until all indebtedness under the Senior Credit Agreement has been paid in full, the Company is restricted from initiating such a process. Such a process, if in fact commenced, would likely commence during the fourth quarter of calendar 2016 or the first quarter of calendar 2017 and play out over a period of approximately 90 days, though such periods could be materially longer under certain circumstances.

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, are reflected in the operating results of Delphax for the quarter ended June 30, 2016 and the six months ended September 30, 2016. There were no significant adjustments to inventory and severance reserves during the quarter ended September 30, 2016.

Intangible assets of Delphax had a net book value of approximately $1.4 million as of March 31, 2016. During the quarter ended June 30, 2016, the Company recognized an impairment charge which resulted in the remaining net book of Delphax intangible assets being fully written off. There was no change in Delphax intangible assets during the quarter ended September 30, 2016.

The following presents information on Delphax’s intangible assets and goodwill at September 30, 2016 and March 31, 2016:

	September 30, 2016	March 31, 2016
	(Unaudited)
Tradenames	$120,000	$120,000
Patents	1,090,000	1,090,000
Goodwill	375,000	375,000
	1,585,000	1,585,000
Less accumulated amortization and impairment	(1,585,000)	(200,480)
Intangible assets and goodwill, net	$-	$1,384,520

12.	Geographical information

Total property and equipment, net of accumulated depreciation, is located as follows as of September 30, 2016 and March 31, 2016:

Property and equipment, net

	September 30, 2016	March 31, 2016
	(Unaudited)
United States, the Company’s country of domicile	$4,899,166	$4,240,050
Foreign	605	337,724
Total property and equipment, net	$4,899,771	$4,577,774

Total revenue, based on customer location, is summarized in the following table for the six-month periods ended September 30, 2016 and September 30, 2015:

Revenue per geography

	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
United States, the Company’s country of domicile	$64,393,507	$63,831,135
Foreign	4,622,736	3,181,314
Total revenue	$69,016,243	$67,012,449

13.	Segment Information

At September 30, 2016, the Company had six business segments. The overnight air cargo segment, comprised of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, comprised of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, comprised of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is comprised of Delphax and its subsidiaries, which was consolidated for financial accounting purposes beginning November 24, 2015. Delphax designs, manufactures and sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales is related to service and support provided after the sale. Delphax has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East. See Note 11 for a discussion of recent market and business developments impacting Delphax. The Company’s leasing segment, comprised of the Company’s Air T Global Leasing, LLC subsidiary (“ATGL”), provides funding for equipment leasing transactions, which includes transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. ATGL commenced operations during the quarter ended December 31, 2015. The commercial jet engines segment, comprised of Contrail Aviation, engages in the business of acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components. The segment commenced operations in July 2016 in connection with Contrail Aviation’s acquisition of substantially all of the assets of Contrail Aviation Support, Inc.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income. In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah, and initially capitalized with $250,000. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the Company’s insurance programs and underwrites third-party risk through certain reinsurance arrangements. Beginning with the fourth quarter of fiscal year 2016, premiums paid to SAIC by the Company are allocated among the operating segments based on segment revenue and certain identified corporate expenses was allocated to the segments based on the relative benefit of those expenses to each segment. Amounts previously presented for the quarter and six months ended September 30, 2015 have been reclassified to conform to the current period allocation of these expenses.

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Overnight Air Cargo	$17,151,214	$17,385,753	$33,788,379	$30,274,943
Ground Equipment Sales:
Domestic	10,305,102	20,163,034	15,691,171	22,141,063
International	783,775	1,120,106	2,068,394	3,181,314
Total Ground Equipment Sales	11,088,877	21,283,140	17,759,565	25,322,377
Ground Support Services	7,038,151	5,985,036	13,838,193	11,415,129
Printing Equipment and Maintenance:
Domestic	1,016,697	-	3,249,403	-
International	732,041	-	1,709,423	-
Total Printing Equipment and Maintenance	1,748,738	-	4,958,826	-
Commercial Jet Engines:
Domestic	450,188	-	450,188	-
International	844,919	-	844,919	-
Total Commercial Jet Engines	1,295,107	-	1,295,107	-
Leasing	221,745	-	463,515	-
Corporate	281,926	265,838	563,852	531,047
Intercompany	(302,768)	(265,838)	(3,651,194)	(531,047)
Total	$38,522,990	$44,653,929	$69,016,243	$67,012,449

Operating Income (Loss):
Overnight Air Cargo	$440,804	$1,479,205	$1,419,981	$1,384,762
Ground Equipment Sales	1,243,037	4,363,084	1,585,357	3,843,913
Ground Support Services	(240,717)	(270,737)	(350,769)	(606,193)
Printing Equipment and Maintenance	(11,851)	-	(6,947,210)	-
Commercial Jet Engines	42,806	-	42,806	-
Leasing	72,157	-	179,415	-
Corporate	(531,696)	(66,901)	(1,463,533)	(166,931)
Intercompany	7,199	-	(517,790)	-
Total	$1,021,739	$5,504,651	$(6,051,743)	$4,455,551

Capital Expenditures:
Overnight Air Cargo	$36,040	$51,664	$36,040	$75,989
Ground Equipment Sales	-	92,969	19,596	218,739
Ground Support Services	110,728	139,371	212,139	208,772
Printing Equipment and Maintenance	-	-	9,927	-
Commercial Jet Engines	-	-	-	-
Corporate	244,703	9,933	633,338	9,933
Leasing	-	-	3,066,500	-
Intercompany	-	-	(3,066,500)	-
Total	$391,471	$293,937	$911,040	$513,433

Depreciation, amortization and impairment:
Overnight Air Cargo	$30,100	$34,621	$59,309	$69,093
Ground Equipment Sales	47,326	103,624	94,920	199,064
Ground Support Services	87,273	47,335	170,709	88,567
Printing Equipment and Maintenance	45,803	-	1,726,404	-
Commercial Jet Engines	28,406	-	28,406	-
Leasing	85,921	-	218,290	-
Corporate	36,042	6,924	66,785	14,397
Intercompany	(7,199)	-	(21,550)	-
Total	$353,672	$192,504	$2,343,273	$371,121

The elimination of intercompany revenues is related to the sale during the six months ended September 30, 2016 of ten commercial deicing units by GGS to ATGL and two élan printers by Delphax to ATGL and premiums paid to SAIC, and the elimination of intercompany operating income for such period reflects the margins on the sales of those assets, elimination of excess depreciation and amortization related to the margin on those assets, and the premiums paid to SAIC. The assets are held for lease by ATGL.

14.	Commitments and Contingencies

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that these matters, if adversely decided, would not have a material adverse effect on the Company's results of operations or financial position.

In June 2016, the Company acquired land and entered into an agreement to construct a new corporate headquarters facility in Denver, North Carolina for an aggregate amount of approximately $2.0 million, with construction anticipated to be completed in fiscal year 2018. This facility will replace the Company’s current headquarters which is leased from an entity owned by certain former officers and directors at an annual rental payment of approximately $178,000. There are currently no other commitments for significant capital expenditures.

15.	Related Party Matters

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

Since April 1, 2015, the Company’s leasing subsidiary has acquired interests in two equipment leases originated by Vantage Financial, LLC (“Vantage”) for aggregate payments to Vantage of approximately $401,250. The interests in the acquired leases entitle the Company’s leasing subsidiary to receive lease payments from the third parties leasing the equipment for a specified period. Pursuant to the agreements between the Company’s leasing subsidiary and Vantage, Vantage’s fees for servicing the equipment leases for the leasing subsidiary (approximately $1,000) were included in the acquisition payments. William R. Foudray, a director of the Company, is the Executive Vice President and a co-founder of Vantage. The amounts paid by the Company’s leasing subsidiary to Vantage to acquire these lease assets represent approximately 1% of Vantage’s outstanding lease assets at September 30, 2016 and the servicing income represents less than 1% of Vantage’s annual revenues.

As described in Note 3, the Company’s September 30, 2016 condensed consolidated balance sheet reflects a receivable from the Seller in connection with a Net Working Capital adjustment. The amount of this receivable is approximately $160,000. The Seller is wholly-owned by Joseph Kuhn, who is Contrail Aviation’s Chief Executive Officer and a related party of the Company. Contrail Aviation’s September 30, 2016 balance sheet also reflects an earnout liability to the Seller of approximately $2.9 million.

In connection with the acquisition described in Note 3, on the Contrail Closing Date, Contrail Aviation entered into a lease for the premises formerly leased by the Seller in the operation of the business acquired Contrail Aviation. The leased premises are owned by a limited liability company owned by Mr. Kuhn and another employee of Contrail Aviation. The lease has an initial term of five years and may be renewed by Contrail Aviation for an additional five-year period or terminated by Contrail Aviation after an initial 30-month period upon payment of a termination fee equal to six times the then-current monthly rental amount. Monthly rent under the lease is initially $13,081 and increases annually by 1.5%.

16.	Expiration of Rights under Rights Agreement

On September 26, 2016, a special committee of independent members of the Company’s Board of Directors, under authority delegated to such committee by the Board of Directors of the Company, resolved to amend the Rights Agreement (the “Rights Agreement”) dated as of December 15, 2014 between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agent”), to accelerate the expiration of the Rights (as defined in the Rights Agreement) from 5:00 p.m., Eastern time, on December 26, 2017 to 5:00 p.m., Eastern time, on September 26, 2016. Thereafter, on September 26, 2016, the Company and the Rights Agent entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement to accelerate the expiration of the Rights from 5:00 p.m., Eastern time, on December 26, 2017 to 5:00 p.m., Eastern time, on September 26, 2016 (the “Final Expiration Time”). As a result of the Amendment, the Rights Agreement was effectively terminated on September 26, 2016 and all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired at the Final Expiration Time.

17.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements.

Acquisitions

On October 3, 2016, a newly formed subsidiary of the Company, Global Aviation Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) from the holder thereof. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset is a contract with Pinal County, Arizona to lease approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and has maintained de minimus operations since its formation. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6 acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000), and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense recorded for this lease by the Company in the initial years of the lease will exceed the cash payments required to be made by Jet Yard under the terms of the lease during this period. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. While the Company plans for Jet Yard to expand its operations to offer aircraft storage, disassembly and teardown services, there can be no assurance that Jet Yard’s operations will expand as anticipated or that it will complete construction of facilities required under the lease within the time periods specified in the lease. The acquired Jet Yard business will be included in the Company’s commercial jet engine segment.

Pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) effective as of October 31, 2016, the Company’s Global Aviation Services, LLC subsidiary (“GAS”), acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The acquired D&D business will be operated by GAS and included in the Company’s ground support services segment.

The total amount paid at closing in connection with these acquisitions was $415,000, with an additional $100,000 due within 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,666.66 commencing on November 1, 2016, the total amount of such payments being subject to specified closing date adjustments. Additional earn-out payments of up to $100,000 may be payable based on specified performance for the twelve-month period ending September 30, 2017.

Construction Loan

On October 31, 2016, the Company and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Global Aviation Partners LLC and Jet Yard, LLC entered into a Loan Agreement dated as of October 31, 2016 (the “Construction Loan Agreement”) with BB&T to borrow up to $1,480,000 to finance the acquisition and development of Company’s new corporate headquarters facility to be located in Denver, North Carolina. Under the Construction Loan Agreement, the Company may make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments begin in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility.

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

At September 30, 2015, we operated wholly owned subsidiaries in three core industry segments:

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

•

ground support services, comprised of our Global Aviation Services, LLC (“GAS”) subsidiary, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers; and

We added two other businesses during the second half of fiscal year 2016 and another in the quarter ended September 30, 2016, all of which are reported in separate segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment, and in November 2015 we acquired a minority interest in Delphax Technologies Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment.

On July 18, 2016, Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned, used or usable by Contrail Aviation Support, Inc. (the “Seller”), other than cash, equity in the Seller’s IC-DISC subsidiary and certain other specified excluded assets. Prior to the asset sale, the Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine components. In connection with the acquisition, Contrail Aviation offered employment to all of the Seller’s employees. The acquisition consideration paid to the Seller included equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation. As a result, the Company owns equity membership units in Contrail Aviation representing the remaining 79% of the total equity membership units in Contrail Aviation. Following the acquisition, Contrail Aviation comprises a separate business segment—the commercial jet engines segment—of the Company’s operations.

In addition, on October 3, 2016, a newly formed subsidiary of the Company, Global Aviation Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”). Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset is a lease from Pinal County, Arizona to approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and has maintained de minimus operations since its formation. While the Company plans for Jet Yard to expand its operations to offer aircraft storage, disassembly and teardown services, there can be no assurance that Jet Yard’s operations will expand as anticipated. Following the acquisition, Jet Yard will be included in the commercial jet engines segment.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Three Months Ended September 30,				Six Months Ended September 30,
	2016		2015		2016		2015

Overnight Air Cargo Segment:
FedEx	$17,151	45%	$17,386	39%	$33,788	49%	$30,275	45%

Ground Equipment Sales Segment:
Military	2,236	6%	170	0%	3,121	4%	320	0%
Commercial - Domestic	8,070	21%	19,993	45%	10,154	15%	21,821	33%
Commercial - International	783	2%	1,120	3%	2,068	3%	3,181	5%
	11,089	29%	21,283	48%	15,343	22%	25,322	38%

Ground Support Services Segment	7,038	18%	5,985	13%	13,838	20%	11,415	17%

Printing Equipment and Maintenance
Domestic	996	2%	-	0%	2,579	4%	-	0%
International	732	2%	-	0%	1,709	2%	-	0%
	1,728	4%	-	0%	4,288	6%	-	0%

Commercial Jet Engines							-	0%
Domestic	450	1%	-	0%	450	1%	-	0%
International	845	2%	-	0%	845	1%	-	0%
	1,295	3%	-	0%	1,295	2%	-	0%

Leasing	222	1%	-	0%	464	1%	-	0%

	$38,523	100%	$44,654	100%	$69,016	100%	$67,012	100%

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

Under the dry-lease service contracts in place during the first two months of the fiscal quarter ended June 30, 2015, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. In connection with the June 1, 2016 amendment extending the term of the new dry-lease agreements to May 31, 2020, the weighted average administrative fee rate paid with respect to leased aircraft was reduced by over 2% from the fee rate in place prior to the amendment. Because a portion of the administrative fee funds the payment of certain operational costs incurred by MAC and CSA in operating the aircraft that are not reimbursed by FedEx and were expected to increase, and have increased, substantially from the levels incurred in the fiscal year ended March 31, 2016 and the first two months of the quarter ended June 30, 2016, the reduction in the administrative fee has had a much more significant impact on the segment’s operating income. As of September 30, 2016, MAC and CSA had an aggregate of 78 aircraft under agreement with FedEx.  Pursuant to the dry-lease agreements with FedEx, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 78 aircraft is one Cessna Caravan aircraft that is considered soft-parked.  Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

Pass-through costs under the dry-lease agreements with FedEx totaled $5,719,000 and $5,555,000 for the three-month periods ended September 30, 2016 and 2015, respectively, and $10,811,000 and $12,069,000 for the six-month periods ended September 30, 2016 and 2015, respectively.

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

GGS contributed approximately $15,343,000 and $25,322,000 to the Company’s revenues for the six-month periods ended September 30, 2016 and 2015, respectively, representing a $9,979,000 (39%) decrease. At September 30, 2016, GGS’s order backlog was $9.8 million as compared to $12.1 million at June 30, 2016 and $24.4 million at September 30, 2015.

GAS provides the aircraft ground support equipment, fleet, and facility maintenance services. At September 30, 2016, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 113 customers at 78 North American airports.

GAS contributed approximately $13,838,000 and $11,415,000 to the Company’s revenues for the six-month periods ended September 30, 2016 and 2015, respectively, representing a $2,423,000 (21%) increase.

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

Delphax contributed approximately $4,288,000 to the Company’s revenue net of intercompany eliminations for the six months ended September 30, 2016.

As of September 30, 2016, three designees of the Company continued to serve on the board of directors of Delphax, which had a total of six members, as the Company had not exercised its right to require its designee to be elected as the seventh director.

On April 4, 2016, ATGL purchased two élan™ 500 printers from Delphax for $650,000 for lease to a third party. One of those acquired printers was subject to an existing lease to a third party which has been assigned to ATGL.

We organized ATGL on October 6, 2015. ATGL provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by us. ATGL contributed approximately $464,000 to the Company’s revenue for the six months ended September 30, 2016.

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

Contrail Aviation contributed approximately $1,295,000 to the Company’s revenues for the three-month period ended September 30, 2016.

Second Quarter Highlights

For the second quarter of fiscal 2017, the Company revenues, net of intercompany eliminations, decreased by $6,131,000 (14%) from the prior year comparable quarter. Operating income net of intercompany eliminations decreased by $4,483,000 (81%) compared to the prior year quarter principally due to the higher volume of GGS deicer sales associated with a significant order from a major airline in prior year that did not reoccur and the impact of the June 1, 2016 amendment to the new dry-lease agreements with FedEx described above.

Revenues from the air cargo segment decreased by $235,000 (1%) compared to the second quarter of the prior fiscal year, while operating income decreased by $1,038,000 (70%), due principally to the reduction in the administrative fee effected by the June 1, 2016 amendment to the new dry-lease agreements with FedEx, as well as maintenance revenue decrease as a result of lower maintenance billable hours, coupled with higher operating costs not passed through to the customer, principally increased flight crew costs. As noted above, in connection with the June 1, 2016 amendment extending the term of the new dry-lease agreements to May 31, 2020, the weighted average administrative fee rate paid with respect to leased aircraft was reduced by over 2% from the fee rate in place prior to the amendment. Because a portion of the administrative fee funds the payment of certain operational costs incurred by MAC and CSA in operating the aircraft that are not reimbursed by FedEx and were expected to increase, and have increased, substantially from the levels incurred in the fiscal year ended March 31, 2016, the reduction in the administrative fee, had a much more significant impact on the segment’s operating income for the three months ended September 30, 2016 and, if such arrangement is not further amended, is anticipated to have a similar impact on the segment’s operating income for the remainder of the current fiscal year.

Revenues for GGS decreased by $10,194,000 (48%) compared to the second quarter of the prior fiscal year. The segment’s operating income decreased by $3,120,000 (72%) from $4,363,000 in the prior year’s comparable quarter. The decrease in GGS revenues and reduction in operating income is attributable principally to the significant sales of commercial domestic deicers in the prior year quarter associated with a significant order that did not reoccur.

Revenues from our GAS subsidiary increased by $1,053,000 (18%) compared to the second quarter of the prior fiscal year as a result of the company’s growth in new markets and services offered to new and existing customers and strong parts sales. Operating loss improved by $30,000 (11%) to $241,000 for the current year quarter compared to operating loss in the prior year quarter primarily due to the impact of increased revenues. Subsequent to the end of the quarter, GAS entered into new agreements with its principal customer which replace certain fixed price agreements covering certain locations that had been unprofitable. GAS anticipates the terms of these new agreements will permit it to operate with improved profitability at those locations.

Delphax contributed revenues, before intercompany eliminations, of $1,749,000 in the current year quarter and an operating loss of $12,000. Since Delphax was acquired on November 24, 2015, no related results are included in the second quarter of the prior fiscal year.

Revenues from the new acquired subsidiary Contrail Aviation were approximately $1,295,000 from the period starting July 18, 2016 and ending September 30, 2016. Operating income for the same period was approximately $43,000.

Revenues from the leasing segment were approximately $222,000 for the quarter ended September 30, 2016. During the quarter, two leases, which contributed $183,000 of the segment’s revenues for the quarter, were terminated by the lessees, which may significantly impact the segment’s revenue for the remainder of the current fiscal year.

The segment operating income intercompany eliminations of $303,000 consisted primarily of the eliminations of $282,000 premiums paid to SAIC.

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

The acquisition method permits the Company a period of time after the acquisition date during which the Company may adjust the provisional amounts recognized in a business combination. This period of time is referred to as the “measurement period”. The measurement period provides an acquirer with a reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports in its consolidated financial statements provisional amounts for the items for which the accounting is incomplete. The Company is required to recognize adjustments to the provisional amounts, with a corresponding adjustment to goodwill, in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the Company would adjust its consolidated financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. No measurement period adjustments were recognized during the quarters ended September 30, 2016 and 2015.

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

Marketable securities. In accordance with ASC 320, Investments – Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all of our marketable equity securities as available-for-sale. Marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income. If we determine that an investment has other than a temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of comprehensive income. We regularly evaluate our investments for impairment using both quantitative and qualitative criteria. For equity securities, we consider the length of time and magnitude of the amount of each security that is in an unrealized loss position. Other than our investment in Insignia Systems, Inc. (“Insignia”), all of our marketable securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

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

Results of Operations

Second Quarter 2017 Compared to Second Quarter 2016

Consolidated revenues net of intercompany eliminations decreased by $6,131,000 (14%) to $38,523,000 for the three-month period ended September 30, 2016 compared to the equivalent prior year period. The decrease in revenues can be principally attributed to the decrease in sales of the ground equipment segment by $10,194,000 (48%) this quarter principally due to the large order of deicers from a major airline in the prior year quarter that did not reoccur this fiscal year. Revenues in the overnight air cargo segment decreased by $235,000 (1%). Administrative fee revenues decreased reflecting the lower administrative fee amount paid under an amendment to the new dry-lease agreements which became effective on June 1, 2016. In addition, the segment’s maintenance revenues decreased as a result of the lower billable hours compared to the prior year quarter. Revenues in the ground support services segment increased $1,053,000 (18%) primarily as a result of the company’s growth in new markets and services offered to new and existing customers. Consolidated revenue for the three-month period ended September 30, 2016 includes $1,749,000 from the printing equipment and maintenance segment as the result of the acquisition of interests in Delphax on November 24, 2015 and $1,295,000 for the commercial jet engine segment subsequent to the acquisition of interests in Contrail Aviation on July 18, 2016.

Operating expenses net of intercompany eliminations decreased by $1,648,000 (4%) to $37,501,000 in the current year quarter compared to the equivalent prior period. Overnight air cargo operating expenses increased by $443,000 (38%), to $15,288,000 due to increases in operating costs not passed through to the customer, principally increased flight crew costs, and an increase in pass-through costs. Pass-through costs for the overnight air cargo segment totaled $5,719,000 and $5,555,000 for the three-month periods ended September 30, 2016 and 2015, respectively. Ground equipment sales segment operating expenses decreased $7,074,000 (42%) driven principally by decreased sales volume compared to the prior year comparable quarter. Ground support services segment operating costs increased by $1,023,000 (16%) as the segment increased staffing, and made other infrastructure additions and improvements, including facility upgrades, training, and additional controls, to support the 18% increase in revenue during that same period and position the business for anticipated growth during the fiscal year in providing services to new customers and at new locations.

General and administrative expenses increased $1,485,000 (41%) to $5,143,000 for the three-month period ended September 30, 2016 compared to the equivalent prior period. General and administrative expense increased by $789,000 due to the inclusion of Delphax and Contrail Aviation in the consolidated results. General and administrative expense also increased due professional fees at the corporate level related to the stock repurchase and the recent acquisitions.

Consolidated operating income net of intercompany eliminations for the quarter ended September 30, 2016 was $1,022,000 compared to operating income of $5,505,000 for the same quarter of the prior year principally due the decrease of sale of commercial deicers compared to the prior quarter as mentioned above. Operating income for the air cargo segment decreased by $1,038,000 resulting from the lower administrative fee amount paid under the new dry-lease agreements, as well as maintenance revenue decrease as a result of the lower maintenance billable hours, coupled with higher operating costs not passed through to the customer, principally increased flight crew costs, during the three-month period ended September 30, 2016. Operating loss net of intercompany eliminations, for the ground equipment segment decreased by $3,120,000 as a result of the decrease in sales volumes compared to the prior year quarter. Operating results for the ground support services segment improved by $30,000 from the prior year quarter primarily as increased revenues began to offset the costs of infrastructure improvements made in prior periods to position the segment for growth.

Non-operating income of $433,000 for the three-month period ended September 30, 2016 compared to the prior period increased by $443,000, compared to non-operating expense of $10,000 in the prior-year period, principally due to the gain on sale of marketable securities and investment income.

Pretax income was $4,040,000 lower for the three-month period ended September 30, 2016 compared to the prior year comparable period, primarily due to the factors discussed above. During the three-month period ended September 30, 2016, the Company recorded $375,000 in income tax expense. The effective tax rate for the three-month period ended September 30, 2016 was 25.9% compared to 31.0% for the three-month period ended September 30, 2015. The income tax provision for the three-month period ended September 30, 2016 differs from the federal statutory rates due in part to the effect of state income taxes and the federal domestic production activities deduction.  The rate for the period ended September 30, 2016 also includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the three-month period ended September 30, 2015, the Company recorded $1,701,000 in income tax expense. The estimated annual effective tax rate differed from the U. S. federal statutory rate of 34% primarily due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, and state income tax expense.

First Six Months of Fiscal 2017 Compared to First Six Months of Fiscal 2016

Consolidated revenue increased $2,004,000 (3%) to $69,016,000 for the six-month period ended September 30, 2016 compared to its equivalent prior period due to the inclusion of revenues of $4,288,000 and $1,295,000 due, respectively, to the inclusion of Delphax and Contrail Aviation in the Company’s consolidated revenues. Revenues in the air cargo segment were $3,513,000 (12%) higher primarily due to the impact of the new dry lease agreement with FedEx discussed above for the full six months in the current year period, but only for a portion of the prior year period. Revenues in the ground equipment sales segment decreased $9,979,000 (39%) due to the high volume in commercial domestic deicer sales in the prior year comparable period that did not reoccur. The ground support services segment’s revenues were up $2,423,000 (21%), resulting from the addition of new customers and locations over the past year.

Operating expenses increased $12,511,000 for the six-month period ended September 30, 2016 compared to its equivalent prior period. Air cargo segment operating expenses increased $3,478,000 (12%) primarily due to the increased monthly aircraft rent under the new agreements with FedEx which became effective on June 1, 2015. Of the segment’s $32,368,000 of operating costs for the six months ended September 30, 2016, $10,811,000 in costs were passed through to our air cargo customer without markup. Ground equipment sales segment operating costs decreased $5,304,000 (25%) due primarily by the reduction in sales volume. Ground support services segment operating expenses increased $2,168,000 (18%) due to the same factors affecting the quarterly comparison discussed above. General and administrative expenses increased $3,507,000 (47%) for the six-month period ended September 30, 2016 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components being professional fees and the inclusion of Delphax and Contrail Aviation for $1,705,000 and $436,000 respectively, in the Company’s consolidated results.

Operating loss for the six-month period ended September 30, 2016, net of intercompany eliminations, was $6,052,000, compared to operating income of $4,456,000 for the prior year comparable period. The ground equipment sales segment experienced a $2,259,000 (59%) decrease in its operating income in the six-month period ended September 30, 2016 compared to the prior period. This is mainly due to the decrease of the number of deicers sold in the current year period. In addition, the segment’s gross margin percentage for the first six months of the current fiscal year was 21.8% compared to 25.8% for the prior year period, as efficiencies gained in the prior year due to the manufacture of a high volume of identical units to fill a significant order of a single customer were not realized in the current period. The overnight air cargo segment saw a $35,000 (3%) increase in the operating income as a result of the impact of the new dry-lease agreements, offset in part by the impact of the June 1, 2016 amendment described above. The ground support services segment saw a $255,000 (42%) decrease in operating loss for the period, as a result of the same factors affecting the second quarter discussed above.

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

Based on consideration of all currently available relevant information, including the assessment of the outside advisory firm and in light of expected lack of profitability and current debt load, Delphax anticipates cooperating with senior and subordinated secured lenders to permit such lenders to initiate a formal receivership filing to commence an operating liquidation of Delphax Canada, Delphax’s primary, and sole manufacturing, subsidiary. Under the terms of the subordination agreement between the Company and the senior lender under the Senior Credit Agreement, until all indebtedness under the Senior Credit Agreement has been paid in full, the Company is restricted from initiating such a process. Such a process, if in fact commenced, would likely commence during the fourth quarter of calendar 2016 or the first quarter of calendar 2017 and play out over a period of approximately 90 days, though such periods could be materially longer under certain circumstances.

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, are reflected in the operating results of Delphax for the quarter ended June 30, 2016 and the six months ended September 30, 2016.

Non-operating expense increased by $825,000 to $855,000 for the six-month period ended September 30, 2016 principally due to the impairment loss on the investments in Insignia described below and the gain on sale of marketable securities for $573,000 and the investments income for $91,000. Results for the six months ended September 30, 2016 include a non-operating charge of approximately $1,502,000 related to the Company’s investment in marketable securities of Insignia. While the Company does not intend to liquidate its securities holdings in Insignia within twelve months, the Company recognized an impairment loss on the investment during the quarter ended June 30, 2016 due in part to the magnitude of the loss position in the investment, which increased sharply during the quarter, and the fact that the investment had been in a continuous loss position for well over one year. During the second quarter ended September 30, 2016, no further impairment has been recorded by the Company.

Pretax earnings decreased by $11,332,000 (256%) to a loss of $6,907,000 for the six-month period ended September 30, 2016 compared to the prior comparable period.

During the six-month period ended September 30, 2016, the Company recorded $3,000 in income tax expense, which resulted in an estimated annual tax rate of -0.1%, compared to the rate of 30.9% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.  The income tax provision for the six-month period ended September 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended September 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the period ending September 30, 2016 was the recognition of a valuation allowance against Delphax’s pretax loss in the period. During the six-month period ended September 30, 2015, the Company recorded income tax expense of $1,368,000 which resulted in an overall effective tax rate of 30.9%.  The estimated annual effective tax rate differed from the U. S. federal statutory rate of 34% primarily due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, and state income tax expense.

Liquidity and Capital Resources

As of September 30, 2016, the Company held approximately $3.0 million in cash and cash equivalents. Of this amount, $824,000 was restricted with $250,000 in cash held as statutory reserve of SAIC and the remaining $574,000 pledged to secure SAIC’s participation in certain reinsurance pools, and $580,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation.

As of September 30, 2016, the Company’s working capital amounted to $29,695,000, an increase of $6,452,000 compared to March 31, 2016.

As of September 30, 2016, the Company had a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility”) that matures on April 1, 2018. The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS, GAS, ATGL, Global Aviation Partners, LLC and Jet Yard, LLC may make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, subject to incremental increases based on a consolidated leverage ratio. At September 30, 2016, the annual interest rate on borrowings under the Revolving Credit Facility was LIBOR plus 1.50%. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying consolidated statements of income. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility.

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

The Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ending March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a maximum consolidated leverage ratio of 3.5 to 1.0, a minimum consolidated asset coverage ratio of 1.25 to 1.0 for the quarter ended September 30, 2016, 1.50 to 1.0 for the quarters ending December 31, 2016 and March 31, 2017, and 1.75 to 1.0 thereafter, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The lender under the Revolving Credit Facility has waived compliance with the minimum consolidated net worth and maximum consolidated leverage ratio covenants for the period ended September 30, 2016 and the period ending December 31, 2016. The Company was in compliance with the minimum consolidated tangible net worth covenant at September 30, 2016 notwithstanding such waiver, but would not have been in compliance with the maximum leverage ratio covenant for such period absent such waiver. The Credit Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been approximately $19,000.

As of September 30, 2016, Delphax maintained a debt facility consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Because Delphax’s senior credit facility prohibits the payment of cash dividends, it is not a source of liquidity to Air T, Inc. or any of its other subsidiaries. Neither Air T nor any of its subsidiaries (other than Delphax and subsidiaries of Delphax) is a guarantor of Delphax’s obligations under its senior credit facility.

The Delphax senior credit facility is secured by substantially all of its North American assets, expires in November 2018, prohibits payment of cash dividends by Delphax and is subject to certain financial covenants.  The Delphax senior credit facility provides for interest based upon the prime rate plus a margin and an additional margin applicable during the pendency of a default (a total interest rate of 10.5%, including the default margin, as of September 30, 2016). As of September 30, 2016, Delphax had aggregate borrowings of $1,854,000 outstanding under its senior credit facility. Delphax has advised that at September 30, 2016 it was not in compliance with financial covenants under the agreement governing its senior credit facility. Due to Delphax’s non-compliance with financial covenants, the lender has the contractual right to cease permitting borrowings under the facility and to declare all amounts outstanding under the senior credit facility due and payable immediately. On September 1, 2016, the lender gave Delphax notice of such default, applied the default interest margin, reserved its right to make such declaration, and reduced the eligible inventory advance rate under the senior credit facility by 0.5% per week for each week commencing September 9, 2016. As of the date of this report the lender has neither made such declaration, nor waived its right to do so and Delphax has continued to make borrowings under the senior credit facility. As of the date of this report, Delphax has not regained compliance with these financial covenants. In the event that Delphax is denied access to sufficient additional borrowings under the senior credit facility, unless it obtains access to other adequate sources of liquidity, which may include cash from operations, Delphax may be unable to adequately fund its operations or pay its debts as they come due. Delphax has implemented cost-savings initiatives, including employee furloughs, to minimize ongoing cash needs.

In connection with and upon consummation of the asset acquisition by Contrail Aviation, on July 18, 2016, it entered into a Credit Agreement (the “Contrail Credit Agreement”) with BMO Harris Bank N.A. The Contrail Credit Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 and a borrowing base. The borrowing base is computed monthly and is equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. Borrowings under the Contrail Credit Agreement bear interest at a rate equal to one-month LIBOR plus 2.80%, and mature in January 2018. The obligations of Contrail Aviation under the Contrail Credit Agreement are required to be guaranteed by each of its subsidiaries (if any), and are (and the guaranty obligations of any such subsidiary guarantors are required to be) secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and any such subsidiary guarantors, as applicable (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, real property, and proceeds of the foregoing). The obligations of Contrail Aviation under the Contrail Credit Agreement are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Credit Agreement, plus costs of collection.

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

At September 30, 2016, aggregate borrowings outstanding under the Contrail Credit Agreement were $0 and $2,200,000 was available for borrowing under the borrowing base. Borrowings under the Contrail Credit Agreement are to be used to fund the operations of Contrail Aviation, and accordingly it is not a source of liquidity for Air T, Inc. or any of its other subsidiaries.

On October 28, 2016, the Company and its subsidiaries, MAC, GGS, CSA, GAS, ATGL, Global Aviation Partners LLC and Jet Yard, LLC entered into a Loan Agreement (the “Construction Loan Agreement”) with the same lender providing the Revolving Credit Facility to borrow up to $1,480,000 to finance the acquisition and development of Company’s new corporate headquarters facility to be located in Denver, North Carolina. Under the Construction Loan Agreement, the Company may make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged with respect to the Revolving Credit Facility. Monthly interest payments begin in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility.

Cash Flows

Following is a table of changes in cash flow for the periods ended September 30, 2016 and 2015:

	Six Months Ended September 30,
	2016	2015

Net Cash Used in Operating Activities	$(13,753,000)	$(3,981,000)
Net Cash Used in Investing Activities	(2,189,000)	(2,361,000)
Net Cash Provided by (Used in) Financing Activities	12,795,000	(3,618,000)
Effect of foreign currency exchange rates on cash and cash equivalents	(7,000)	-

Net Decrease in Cash and Cash Equivalents	$(3,154,000)	$(9,960,000)

Cash used in operating activities was $9,772,000 more for the six-month period ended September 30, 2016 compared to the similar prior year period, resulting from the decrease in net income compared to the prior period and a variety of offsetting factors.

Cash used in investing activities for the six-month period ended September 30, 2016 was $172,000 less than the comparable prior year period due primarily to $4,612,000 net proceeds from the sale of marketable securities during the six-month period ended September 30, 2016 compared to the prior year, offset by $4,033,000 associated with the acquisition of assets by Contrail Aviation in the current-year period.

Cash provided by financing activities of $12,795,000 was $16,413,00 higher compared to a net use of cash in the comparable prior period. This was primarily due to $20,761,000 in borrowings under the Revolving Credit Facility in the current-year period, offset by the use of $7,917,000 for the repurchase of 329,738 shares of common stock effected by the Company on July 1, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2016. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote. In addition, with respect to Delphax, such system of controls relies in part upon Delphax’s compliance with contractual obligations to provide information to the Company to permit it to timely prepare required reports and to allow access to its accounting records and accounting personnel regarding Delphax financial information to be included in the Company’s consolidated financial statements or to permit an evaluation of effectiveness of internal control over financial reporting.

During the quarter ended September 30, 2016, the Company initiated, and then reversed, the implementation of a new enterprise resource planning (“ERP”) system, Microsoft Dynamics NAV (“NAV”), and is currently in the process of evaluating the next steps for the ERP system which will serve as its new general ledger of record going forward. There is still a desire to implement and continue use of NAV, however certain details, including specifically the timing and improved implementation procedures, are still being evaluated.

Other than as mentioned above, during our most recently completed quarter, there has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the quarter ended September 30, 2016.

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2016	329,738	(1)	24.01	(1)	—	—
August 1 - August 31, 2016	—		—		—	—
September 1 – September 30, 2016	—		—		—	—
Total	329,738	(1)	24.01	(1)	—	—

____________________

(1) On July 1, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Sardar Biglari, Biglari Capital Corp. and The Lion Fund II, L.P. (collectively, the “Biglari Group”), pursuant to which the Company purchased 329,738 shares of common stock, par value $0.25 (the “Common Stock”), of the Company for $24.01 per share (the “Per Share Purchase Price”), resulting in an aggregate purchase price of $7,917,000. The Per Share Purchase Price is equal, and was determined by reference, to the volume-weighted average price of the Common Stock for the thirty (30) trading days preceding the date of the Securities Purchase Agreement. Pursuant to the terms of the Securities Purchase Agreement, for a period of four years following the date of the Securities Purchase Agreement, each member of the Biglari Group agreed to customary standstill restrictions (including customary provisions regarding matters submitted to shareholders and other governance matters), and the parties to the Securities Purchase Agreement agreed to abide by customary non-disparagement provisions in connection with the parties’ relationship with the Company.

Item 6. Exhibits

(a) Exhibits

No.	Description

10.1

Securities Purchase Agreement dated as of July 1, 2016 among Sardar Biglari, Biglari Capital Corp., The Lion Fund II, L.P. and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2016 (Commission File No. 001-35476)

10.2

Asset Purchase Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC, Contrail Aviation Support, Inc. and Joseph Kuhn, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.3

Operating Agreement of Contrail Aviation Support, LLC dated as of July 18, 2016 between Air T, Inc. and Contrail Aviation Support, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.4

Credit Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.5

First Amendment dated as of July 15, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.6

Consolidated Second Amendment dated as of August 9, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company

10.7

Amendment No. 1 to Rights Agreement dated as of September 26, 2016 between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2016 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 14, 2016

/s/ Nick Swenson

Nick Swenson, Chief Executive Officer and Director

/s/ Candice Otey

Candice Otey, Chief Financial Officer

EXHIBIT INDEX

(a) Exhibits

No.	Description

10.1

Securities Purchase Agreement dated as of July 1, 2016 among Sardar Biglari, Biglari Capital Corp., The Lion Fund II, L.P. and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2016 (Commission File No. 001-35476)

10.2

Asset Purchase Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC, Contrail Aviation Support, Inc. and Joseph Kuhn, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.3

Operating Agreement of Contrail Aviation Support, LLC dated as of July 18, 2016 between Air T, Inc. and Contrail Aviation Support, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.4

Credit Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.5

First Amendment dated as of July 15, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.6

Consolidated Second Amendment dated as of August 9, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company

10.7

Amendment No. 1 to Rights Agreement dated as of September 26, 2016 between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2016 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.