Form 10-Q
period 2016-12-31
AIR T INC
filed 2017-02-13
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 31, 2017
Common Shares, par value of $.25 per share	2,042,789

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months and Nine Months Ended December 31, 2016 and 2015	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended December 31, 2016 and 2015	4

	Condensed Consolidated Balance Sheets December 31, 2016 (Unaudited) and March 31, 2016	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended December 31, 2016 and 2015	6

	Condensed Consolidated Statements of Equity (Unaudited) Nine Months Ended December 31, 2016 and 2015	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

	PART II

Item 6.	Exhibits	42
	Signatures	43
	Exhibit Index	44
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Operating Revenues:
Overnight air cargo	$17,099,640	$18,674,458	$50,888,019	$48,949,401
Ground equipment sales	5,400,258	20,344,287	20,743,323	45,666,664
Ground support services	7,579,661	6,559,110	21,417,854	17,974,239
Printing equipment and maintenance	2,653,899	1,035,000	6,941,883	1,035,000
Commercial jet engines	2,998,165	-	4,293,272	-
Leasing	37,547	5,718	501,062	5,718
	35,769,170	46,618,573	104,785,413	113,631,022

Operating Expenses:
Overnight air cargo - flight	10,152,680	9,823,987	29,150,766	25,597,653
Overnight air cargo - maintenance	5,068,418	6,499,073	15,778,738	17,061,811
Ground equipment sales	4,345,727	14,629,183	16,521,728	33,229,603
Ground support services	6,449,260	5,358,593	17,604,562	15,137,050
Printing equipment and maintenance	948,008	1,376,000	8,072,739	1,376,000
Commercial jet engines	1,672,092	-	2,459,631	-
Leasing	-	-	49,460	-
Research and development	107,598	216,000	858,480	216,000
General and administrative	4,960,263	4,585,364	15,932,655	12,050,479
Depreciation, amortization and impairment	411,798	296,474	2,755,071	667,595
Gain (loss) on sale of property and equipment	13,909	(56,218)	13,909	(50,837)
	34,129,753	42,728,456	109,197,739	105,285,354

Operating Income (Loss)	1,639,417	3,890,117	(4,412,326)	8,345,668

Non-operating Income (Expense):
Gain (loss) on sale of marketable securities	9,965	(6,837)	582,910	(6,837)
Foreign currency gain, net	235,670	11,000	360,556	11,000
Other-than-temporary impairment loss on investments	-	-	(1,502,239)	-
Other investment income, net	66,082	15,776	157,044	-
Interest expense and other	(136,842)	35,144	(278,219)	21,289
	174,875	55,083	(679,948)	25,452

Income (Loss) Before Income Taxes	1,814,292	3,945,200	(5,092,274)	8,371,120

Income Taxes	149,000	1,499,000	152,000	2,867,000

Net Income (Loss)	1,665,292	2,446,200	(5,244,274)	5,504,120

Net (Income) Loss Attributable to Non-controlling
Interests	(809,187)	525,140	3,492,626	525,140

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$856,105	$2,971,340	$(1,751,648)	$6,029,260

Earnings (Loss) Per Share:
Basic	$0.42	$1.25	$(0.81)	$2.54
Diluted	$0.42	$1.24	$(0.81)	$2.52

Weighted Average Shares Outstanding:
Basic	2,042,789	2,372,527	2,152,301	2,372,527
Diluted	2,047,637	2,396,999	2,152,301	2,396,645

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net income (loss)	$1,665,292	$2,446,200	$(5,244,274)	$5,504,120

Other comprehensive income (loss):

Foreign currency translation loss	(179,015)	(18,000)	(368,956)	(18,000)

Unrealized net gains (losses) on marketable securities	139,531	1,030,265	(307,224)	163,835

Tax effect of net unrealized (gains) losses on marketable securities	(50,715)	(370,895)	110,601	(58,981)

Total unrealized net gain (loss) on marketable securities, net of tax	88,816	659,370	(196,623)	104,854

Reclassification of other-than-temporary impairment losses on marketable securities, net of losses (gains) on sale of marketable securities, included in income (loss) before income taxes	(9,965)	6,837	919,329	6,837

Tax effect of reclassification	4,071	(2,461)	(330,475)	(2,461)

Reclassification adjustment, net of tax	(5,894)	4,376	588,854	4,376

Total Other Comprehensive Income (Loss)	(96,093)	645,746	23,275	91,230

Total Comprehensive Income (Loss)	1,569,199	3,091,946	(5,220,999)	5,595,350

Comprehensive (Income) Loss Attributable to Non-controlling Interests	(698,198)	536,140	3,721,380	536,140

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$871,001	$3,628,086	$(1,499,619)	$6,131,490

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016 *
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,621,890	$5,345,455
Marketable securities	3,196,810	4,944,572
Restricted cash	820,651	820,651
Accounts receivable, less allowance for doubtful accounts of $437,000 and $426,000	15,239,948	12,303,128
Notes and other receivables-current	1,318,865	592,721
Income tax receivable	1,582,145	719,899
Inventories, net	20,946,720	12,274,104
Deferred income taxes	71,126	291,000
Prepaid expenses and other	1,192,275	1,668,004
Total Current Assets	45,990,430	38,959,534

Available-For-Sale marketable securities	2,876,399	4,711,343

Property and Equipment, net	5,168,905	4,577,774

Cash surrender value of life insurance policies	2,264,689	2,100,057
Notes and other receivables - long-term	-	103,996
Other assets	402,439	317,528
Intangible assets, net	1,139,922	1,109,112
Goodwill	4,185,265	275,408
Total Assets	$62,028,049	$52,154,752

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,054,684	$7,003,660
Income tax payable	-	11,312
Accrued expenses	6,706,927	6,842,874
Short-term debt	1,163,577	1,859,300
Total Current Liabilities	16,925,188	15,717,146

Long-term debt	18,358,742	4,835
Deferred income taxes	546,000	546,000
Other non-current liabilities	2,992,435	615,241
Total Liabilities	38,822,365	16,883,222

Redeemable non-controlling interest	1,127,019	-

Commitments and Contingencies (Notes 9 and 13)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,042,789 shares issued and outstanding at December 31, 2016, 2,372,527 shares issued and outstanding at March 31, 2016	510,696	593,131
Additional paid-in capital	4,260,030	4,947,665
Retained earnings	20,452,393	29,350,980
Accumulated other comprehensive income (loss), net	134,130	(117,898)
Total Air T, Inc. Stockholders' Equity	25,357,249	34,773,878
Non-controlling Interests	(3,278,584)	497,652
Total Equity	22,078,665	35,271,530
Total Liabilities and Equity	$62,028,049	$52,154,752

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,244,274)	$5,504,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of marketable securities	(582,910)	6,837
(Gain) loss on sale of property and equipment	13,909	(50,837)
Change in accounts receivable and inventory reserves	1,409,575	(157,059)
Depreciation, amortization and impairment	2,755,071	667,595
Change in cash surrender value of life insurance	(164,632)	(120,159)
Warranty reserve	(66,869)	(93,228)
Compensation expense related to stock options	-	31,000
Other-than-temporary impairment loss on investments	1,502,239	-
Change in operating assets and liabilities:
Accounts receivable	(1,350,470)	(3,576,456)
Notes receivable and other non-trade receivables	(669,943)	(137,634)
Inventories	(8,569,464)	383,383
Prepaid expenses and other	450,498	80,138
Accounts payable	1,615,448	(565,144)
Accrued expenses	(317,093)	152,974
Income tax payable / receivable	(873,557)	897,266
Non-current liabilities	(580,110)	(34,310)
Total adjustments	(5,428,308)	(2,515,634)
Net cash (used in) provided by operating activities	(10,672,582)	2,988,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,505,519)	(3,278,466)
Proceeds from sale of marketable securities	5,781,001	54,958
Net cash flow used in business combinations	(4,573,700)	78,000
Capital expenditures	(1,518,007)	(1,051,055)
Proceeds from sale of property and equipment	6,281	185,830
Net cash used in investing activities	(2,809,944)	(4,010,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	52,462,391	14,472,273
Payment on line of credit	(34,103,649)	(19,291,273)
Payment on line of credit - Delphax	(700,558)	(3,031,000)
Proceeds from lease funding	-	7,428
Repurchase of common stock	(7,917,009)	-
Net cash provided by (used in) financing activities	9,741,175	(7,842,572)

Effect of foreign currency exchange rates on cash and cash equivalents	17,786	(12,985)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,723,565)	(8,877,804)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,345,455	14,165,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,621,890	$5,287,316

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$321,345	$1,288,474
Change in fair value of marketable securities	(893,225)	171,220

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Non-controlling interest in acquired business	$1,072,161	$-
Acquired business earnout contracts and payable	3,075,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$158,100	$56,546
Income taxes	1,028,457	1,966,881

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Initial consolidation of Delphax	-	-	-	-	-	1,713,000	1,713,000

Net income (loss)	-	-	-	6,029,260	-	(525,140)	5,504,120

Net change from marketable securities, net of tax	-	-	-	-	109,230	-	109,230

Foreign currency translation loss	-	-	-	-	(7,000)	(11,000)	(18,000)

Funding on residual sharing agreements	-	-	7,428	-	-	-	7,428

Balance, December 31, 2015	2,372,527	$593,131	$4,936,518	$30,437,175	$(32,683)	$1,176,860	$37,111,001

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2016	2,372,527	$593,131	$4,947,665	$29,350,980	$(117,898)	$497,652	$35,271,530

Repurchase of common stock	(329,738)	(82,435)	(687,635)	(7,146,939)	-	-	(7,917,009)

Net loss*	-	-	-	(1,751,648)	-	(3,547,484)	(5,299,132)

Net change from marketable securities, net of tax	-	-	-	-	392,232	-	392,232

Foreign currency translation loss	-	-	-	-	(140,204)	(228,752)	(368,956)

Balance, December 31, 2016	2,042,789	$510,696	$4,260,030	$20,452,393	$134,130	$(3,278,584)	$22,078,665

*Excludes income attributable to redeemable non-controlling interest in Contrail Aviation

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

The condensed consolidated financial statements of Air T, Inc. (the “Company”) have been prepared, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been made.

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

New Accounting Pronouncements

In May 2014, a comprehensive new revenue recognition standard was issued that will supersede nearly all existing revenue recognition guidance. The new guidance introduces a five-step model under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management is currently evaluating the new guidance, including possible transition alternatives, to determine the impact it will have on the Company’s consolidated financial statements.

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

In January 2016, the Financial Accounting Standard Board (FASB) published Accounting Standards Update (ASU) 2016-01 Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities that amends the guidance on the classification and measurement of financial instruments. ASU 2016-01 becomes effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (ASC) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements. The Company currently has investments in available of sale securities and the fair value changes of such securities are, other than in the case of possible other-than-temporary impairments, currently reflected in other comprehensive income. Provided that the Company continues to hold available for sale securities after adoption of the amended guidance, earnings are likely to become more volatile.

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

In June 2016, a standard was issued that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

2.	Acquisitions

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

Principal under the Senior Subordinated Note is due on October 24, 2020 and initially bore interest at an annual rate of 8.5%, with a default rate of interest at an annual rate of 10.5%. Interest on the Senior Subordinated Note has accrued at the default rate of interest since September 1, 2016. Interest is to be paid in kind until, in the absence of specified events, November 24, 2017. Thereafter, interest is to be paid in cash. Interest in kind is to be paid monthly, while interest payable in cash is to be paid quarterly. The Senior Subordinated Note is guaranteed by Delphax and is secured by security interests granted by Delphax and Delphax Canada in their respective inventories, equipment, accounts receivable, cash, deposit accounts, contract rights and other specified property, as well as a pledge by Delphax of the outstanding capital stock of its subsidiaries, including Delphax Canada. Pursuant to the terms of a subordination agreement (the “Subordination Agreement”) entered into on October 2, 2015 by Delphax, Delphax Canada, the Company and the senior lender (the “Senior Lender”) that provided a revolving credit facility under an agreement with Delphax and Delphax Canada (the “Senior Credit Agreement”), the Company’s rights with respect to payment under and enforcement of the Senior Subordinated Note and enforcement of its security interests are subordinated to the rights of the Senior Lender under the Senior Credit Agreement. As described in greater detail in Note 16, on January 6, 2017 the Company acquired the rights and obligations of the Senior Lender under the Senior Credit Agreement, which was amended as of that date.

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

Pursuant to the provision described above, beginning on November 24, 2015, three designees of the Company were elected to the board of directors of Delphax, which had a total of seven members following their election. As of December 31, 2016, two designees of the Company continued to serve on the board of directors of Delphax, which had a total of five remaining members, as the Company had not exercised its right to elect four-sevenths of the members of the board of directors of Delphax.

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

As a result of the above transactions, the Company determined that it had obtained control over Delphax and we consolidated Delphax in our consolidated financial statements beginning on November 24, 2015.

The following table summarizes the fair values of Delphax assets and liabilities as of the Delphax Closing Date:

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

The Company determined that it was reasonable to use the price it paid for its minority equity interest as the basis for estimating the total fair value of Delphax’s equity as of November 24, 2015 acquisition date. The effect of the Company’s equity and debt investments of $1,050,000 and $2,500,000, respectively, are not reflected in the above table. As such, the amounts presented reflect the fair values of Delphax’s assets and liabilities immediately prior to the Company’s investments. The net assets amount presented above is the estimated acquisition date fair value of the non-controlling interests in Delphax.

Delphax’s debt immediately prior to the acquisition included approximately $508,000 due under the 90-Day Senior Subordinated Note.

As further discussed in Note 10, the Company recognized significant expenses in the June 30, 2016 quarter associated with Delphax employee benefit costs and write-downs of Delphax inventories, long-lived tangible and intangible assets, and goodwill. The Company concluded that the charges were necessary to reflect changes in market conditions and business outlook during the June 30, 2016 quarter and were not associated with conditions that existed as of the Delphax Closing Date. As such, these adjustments were not accounted for as “measurement period” adjustments in the accompanying condensed consolidated financial statements.

Acquisition of Interests in Contrail

On July 18, 2016 (the “Contrail Closing Date”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) between Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, Contrail Aviation Support, Inc. (the “Seller” or “Contrail”) and Joseph Kuhn, the sole shareholder of the Seller, Contrail Aviation completed the purchase of all of the assets owned, used or usable by the Seller, other than cash, equity in the Seller’s IC-DISC subsidiary and certain other specified excluded assets. Pursuant to the Asset Purchase Agreement, Contrail Aviation also assumed certain liabilities of the Seller. Prior to this acquisition, the Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components. In connection with the acquisition, Contrail Aviation offered employment to all of the Seller’s employees and Mr. Kuhn was appointed Chief Executive Officer of Contrail Aviation.

The acquisition consideration consisted of (i) $4,033,368 in cash, (ii) equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation, and (iii) and contingent additional deferred consideration payments which are more fully described below.

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

On the Contrail Closing Date, Contrail Aviation and the Seller entered into an Operating Agreement (the “Operating Agreement”) providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”) permitting, at any time after the fifth anniversary of the Contrail Closing Date, Contrail Aviation at its election to purchase from the Seller, and permitting the Seller at its election to require Contrail Aviation to purchase from the Seller, all of the Seller’s equity membership interests in Contrail Aviation at a price to be agreed upon, or failing such an agreement to be determined pursuant to third-party appraisals in a process specified in the Operating Agreement.

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

The Company’s initial accounting for the acquisition is currently incomplete, principally as regards the valuation of inventories and intangible assets. Therefore, as permitted by the applicable accounting guidance, the above amounts are provisional.

The Put/Call Option specifies a fair value strike price as of the exercise date. As such, the Company assigned no value to the Put/Call Option for purposes of purchase accounting. Because the Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation, the Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying December 31, 2016 condensed consolidated balance sheet. The Company estimates that the fair value of Contrail Aviation did not change by more than an inconsequential amount between July 18, 2016, September 30, 2016, and December 31, 2016. Therefore, other than allocation of the Seller’s proportionate share of Contrail Aviation’s net earnings for the period since acquisition, the Company has not adjusted the redeemable non-controlling interest balance from the Contrail Closing Date amount.

Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.

Amortization expense associated with the acquired intangible assets totaled approximately $60,000 for the nine months ended December 31, 2016.

Other Acquisitions

On October 3, 2016, a newly formed subsidiary of the Company, Global Aviation Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) from the holder thereof. The cash purchase price was $15,000 and there are no contractual provisions, such as an earn-out, which could result in an increase to this price. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset on the acquisition date was a contract with Pinal County, Arizona to lease approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the acquisition date. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6 acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000), and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense in the initial years will exceed the corresponding cash payments. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021.

The acquired Jet Yard business is included in the Company’s commercial jet engine segment. The Company has finalized its Jet Yard acquisition accounting.

Pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on October 31, 2016, the Company’s Global Aviation Services, LLC subsidiary (“GAS”), acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000. Additionally, $100,000 was due within 30 days after closing and an additional $100,000 is payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017. For purposes of purchase accounting, the Company estimated that the above-mentioned earn-out will be paid in full. Therefore, the Company estimates the total purchase consideration at approximately $700,000. The Company allocated the purchase consideration to identifiable tangible and intangible assets. No liabilities were assumed in the acquisition. The estimated fair value of identifiable tangible and intangibles assets was approximately $200,000 and $300,000, respectively. The $200,000 excess of the purchase consideration over the estimated fair value of identifiable assets was recorded as goodwill. The basis of the acquired assets will be “stepped up” for income tax purposes. As such, no deferred taxes were recognized in purchase accounting.

Amortization expense associated with the acquired intangible assets was approximately $5,000 during the nine months ended December 31, 2016.

The acquired D&D business is operated by GAS and included in the Company’s ground support services segment. The Company has finalized its D&D acquisition accounting.

Pro forma financial information is not presented for the above acquisitions as the results are not material to the Company’s consolidated financial statements.

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

During the nine-month period ended December 31, 2016, the Company recorded income tax expense of $152,000 which resulted in an overall effective tax rate of 24.17% (not including the activity of Delphax) and -2.99% (including the activity of Delphax).  For the three-month period ended December 31, 2016, the Company recorded income tax expense of $149,000. The Company records income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.

The individually largest factor contributing to the difference between the federal statutory rate of 34% and the Company’s effective tax rate for the three and nine-month period ending December 31, 2016 was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the periods differs from the federal statutory rate due also to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rates for the three and nine-month periods ended December 31, 2016 include the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). During the nine-month period ended December 31, 2015, the Company recorded income tax expense of $2,867,000 which resulted in an overall effective tax rate of 34.25%.  For the three-month period ended December 31, 2015, the Company recorded income tax expense of $1,499,000. The estimated annual effective tax rate differed from the U. S. federal statutory rate primarily due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, and state income tax expense.

As described in Note 2, effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 38%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has three foreign subsidiaries located in Canada, France, and the United Kingdom which file tax returns in their respective jurisdictions. With few exceptions, Delphax is no longer subject to examinations by income tax authorities for tax years before 2011.

Delphax maintains a September 30 fiscal year. September 30, 2015 was Delphax’s most recently ended fiscal prior to Air T, Inc.’s acquisition. For that fiscal year, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $6.0 million and $7.9 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.5 million, which were available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $325,000 were available to offset future income tax with no expiration date. Delphax has not yet filed income tax returns for its fiscal year ended September 30, 2016.

Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited. Additionally, based on the anticipated liquidation of Delphax Canada, $3.2 million of the previously disclosed foreign tax loss carryforwards, $4.5 million of foreign research and development credit carryforwards, as well as other temporary differences such as fixed asset basis differences will likely go unutilized. See additional information regarding Delphax Canada in Note 10.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax acquisition on November 24, 2015, the Company established a full valuation allowance against Delphax’s net deferred tax assets of approximately $11,661,000. The corresponding valuation allowance at December 31, 2016 was approximately $12,352,000. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established.

The Company has not recognized any deferred income tax assets or liabilities associated with differences between the financial reporting and tax reporting bases of investments in foreign subsidiaries or for outside basis differences associated with the Company’s investments in Delphax. The Company concluded that the conditions for such recognition were not met as of December 31, 2016. The differences in question would lead to taxable or deductible amounts upon certain events, including a repatriation of foreign assets or a sale or liquidation of the respective entity. Determination of the amount of any unrecognized deferred income tax assets or liabilities on these differences is not practicable at this time due to the complexities of the hypothetical calculation.

As described in Note 2, effective on July 18, 2016, Air T, Inc. through its subsidiary, Contrail Aviation, acquired substantially all of the assets of the Seller for payment to the Seller of cash and equity membership units representing 21% of the total equity of Contrail Aviation. The acquisition was treated as an asset acquisition for tax purposes, with Air T, Inc. receiving a step up on the 79% interest deemed to be acquired. Contrail Aviation, a limited liability company, is taxed as a partnership with Air T, Inc. and the Seller recognizing on a pass-through basis the taxable income or loss of Contrail Aviation in proportion to their relative equity interests. Air T, Inc. will recognize deferred taxes as applicable on the outside basis difference of the investment. As of the acquisition date, there were no differences between the book and tax basis of the investment.

4.	Net Earnings Per Share

Basic earnings per share have been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during the respective period. For purposes of calculating diluted earnings per share, shares issuable under employee and director stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net earnings (loss) attributable to Air T, Inc. Stockholders	$856,105	$2,971,340	$(1,751,648)	$6,029,260
Earnings (Loss) per share:
Basic	$0.42	$1.25	$(0.81)	$2.54
Diluted	$0.42	$1.24	$(0.81)	$2.52
Weighted average shares outstanding:
Basic	2,042,789	2,372,527	2,152,301	2,372,527
Diluted	2,047,637	2,396,999	2,152,301	2,396,645

The Company reported a net loss for the nine-month period ended December 31, 2016. As a result of the net loss, there is no potential dilutive effect of outstanding stock options for that period.

5.	Investment Securities Available For Sale

Investments in available-for-sale marketable securities at December 31, 2016 consisted of investments in publicly traded companies and had a fair value of $6,073,000, an aggregate cost basis of $5,598,000, gross unrealized gains aggregating $614,000 and gross unrealized losses aggregating $139,000. Marketable securities at March 31, 2016 consisted of investments with a fair value of $9,656,000, an aggregate cost basis of $9,791,000, gross unrealized gains aggregating $422,000 and gross unrealized losses aggregating $557,000. Securities that had been in a continuous loss position for less than 12 months as of December 31, 2016 had an aggregate fair value and unrealized loss of $613,000 and $139,000, respectively. The corresponding amounts at March 31, 2016 were $5,903,000 and $163,000. As of December 31, 2016, none of the Company’s investments in securities has been in a continuous loss for more than 12 months. Securities that had been in a continuous unrealized loss position for more than 12 months as of March 31, 2016, had an aggregate fair value and unrealized loss of $4,711,000 and $395,000 respectively.

Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016 assessment, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia Systems, Inc. (“Insignia”). In reaching this conclusion, management gave significant weight to the fact that, as of June 30, 2016, the Company’s investment in Insignia had been in a continuous unrealized loss position for well over one year and that the magnitude of the unrealized loss had increased sharply during the quarter ended June 30, 2016. While management believed that it was reasonably possible that the unrealized loss at June 30, 2016 would reverse prior to the Company’s divestment of the security, management concluded that the weight of the evidence warranted the other-than-temporary impairment. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered to $3,604,000 at June 30, 2016 to reflect the impairment charge. The fair value of the Company’s Insignia investment was $4,034,000 as of December 31, 2016, reflecting an unrealized gain position of $430,000.

As a result of the above-described Insignia other-than-temporary impairment assessment, the Company’s condensed consolidated statements of income (loss) for the three months ended June 30, 2016 and the nine months ended December 31, 2016 include a non-operating charge of $1,502,000. There was no other-than-temporary impairment charge for the corresponding prior year periods.

On November 28, 2016, Insignia announced that its Board of Directors had declared a special dividend of $0.70 per share. On December 13, 2016, Insignia announced that the record date for the special dividend would be January 6, 2017. That is, stockholders owning Insignia shares on January 6, 2017 would be entitled to receive the dividend. The Company’s accounting policy for such dividends is to recognize any related income on the record date, rather than on the declaration date. As such, the Company’s condensed consolidated statements of income (loss) for the three and nine months ended December 31, 2016 do not reflect any amount associated with this Insignia special dividend. See Note 16 for discussion of related fourth fiscal quarter accounting considerations.

With the exception of Insignia, all of the Company’s investments in available-for-sale marketable securities are fully classified within the current asset section of the accompanying condensed consolidated balance sheets. Given the Company’s intention not to sell its Insignia shares for a period of at least twelve months, the investment was classified in non-current assets as of March 31, 2016. While the Company’s intention to hold the Insignia shares has not changed, the Company reclassified a portion of the investment to current assets in its December 31, 2016 condensed consolidated balance sheet. The amount of this reclassification was equal to the dividend expected to be received in January 2017.

The Company realized gains of $583,000 and $0, respectively, from the sale of securities during the nine-month periods ended December 31, 2016 and December 31, 2015. The marketable securities held by the Company as of December 31, 2016, and March 31, 2016 are classified as available-for-sale securities.

All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

6.	Inventories

Inventories consisted of the following:

	December 31, 2016	March 31, 2016
Ground support service parts	$2,498,473	$1,566,694
Ground equipment manufacturing:
Raw materials	2,018,052	1,549,810
Work in process	1,692,322	408,213
Finished goods	9,396,326	4,328,812
Printing equipment and maintenance
Raw materials	2,326,857	3,319,939
Work in process	322,537	759,446
Finished goods	1,090,370	562,912
Commercial jet engines	3,580,930	-
Total inventories	22,925,867	12,495,826
Reserves	(1,979,147)	(221,722)

Total, net of reserves	$20,946,720	$12,274,104

During the quarter ended June 30, 2016, the Company recorded certain inventory reserves associated with Delphax. See additional information in Note 10.

7.	Stock-Based Compensation

Air T, Inc. maintains a stock option plan for the benefit of certain eligible employees and directors, though no awards may be granted under the plan after July 29, 2015. In addition, Delphax maintains a number of stock option plans. Compensation expense is recognized over the requisite service period for stock options which are expected to vest based on their grant-date fair values. The Company uses the Black-Scholes option pricing model to value stock options granted under the Air T, Inc. plan and the Delphax plans. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. These assumptions are judgmental.

No options were granted or exercised under Air T, Inc.’s stock option plan during the nine-month periods ended December 31, 2016 and 2015. Likewise, there was no stock-based compensation expense in these periods. At December 31, 2016, there was no unrecognized compensation expense related to the Air T Inc. stock options. During the three months and nine months ended December 31, 2016, zero and 30,000 stock options expired, respectively.

No options were granted or exercised during the December 2016 quarter under any of Delphax’s stock option plans. Delphax did not recognize any stock-based compensation expense during the December 2016 quarter.

A summary of Air T, Inc. stock option activity during the nine months ended December 31, 2016 is presented below:

Shares

Outstanding as of March 31, 2016	40,000
Activity during the nine months ended December 31, 2016
Granted	-
Exercised	-
Canceled (forfeited/expired)	(30,000)
Outstanding as of December 31, 2016	10,000
Exerciseable as of December 31, 2016	10,000

8.	Stock Repurchase

On July 1, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Sardar Biglari, Biglari Capital Corp. and The Lion Fund II, L.P. (collectively, the “Biglari Group”), pursuant to which the Company purchased 329,738 shares of common stock, par value $0.25 (the “Common Stock”), of the Company for $24.01 per share (the “Per Share Purchase Price”), resulting in an aggregate purchase price of $7,917,009. The Per Share Purchase Price was equal, and determined by reference, to the volume-weighted average price of the Common Stock for the thirty (30) trading days preceding the date of the Securities Purchase Agreement.

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

The Common Stock was retired upon repurchase. The accompanying condensed consolidated statement of equity for the nine-month period ended December 31, 2016 reflects the resultant respective reductions in common stock, additional paid-in capital, and retained earnings.

9.	Financing Arrangements

On April 1, 2015, the Company replaced its existing $7.0 million credit line with a senior secured revolving credit facility of $20.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a $500,000 sublimit for issuances of letters of credit. Under the Revolving Credit Facility, each of the Company and its wholly-owned operating subsidiaries may make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus a margin, which margin is based on a consolidated leverage ratio. At December 31, 2016, the annual interest rate on borrowings under the Revolving Credit Facility was LIBOR plus 1.50%. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility.

On July 15, 2016, the Company and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC and Air T Global Leasing, LLC entered into a First Amendment dated as of July 15, 2016, (the “First Amendment”) with Branch Banking and Trust Company (“BB&T”) to amend the Credit Agreement (as amended, the “Credit Agreement”) governing the Revolving Credit Facility. The First Amendment modified the Credit Agreement to not require that Contrail Aviation Support, LLC and Delphax be joined as borrowers under the Credit Agreement, to permit the limited guaranty of certain indebtedness of Contrail Aviation Support, LLC, to revise certain covenants to address the treatment of Contrail Aviation Support, LLC and Delphax, and to effect conforming and other changes to defined terms. On August 9, 2016, the Company and such subsidiaries entered into a Second Amendment dated as of August 9, 2016, (the “Second Amendment”) with BB&T to further amend the Credit Agreement. The Second Amendment modified the Credit Agreement to increase the maximum amount available for borrowing under the Revolving Credit Facility from $20.0 million to $25.0 million, to extend the maturity of the Revolving Credit Facility from April 1, 2017 to April 1, 2018 and to adjust certain financial covenants.

Borrowings under the Revolving Credit Facility, together with hedging obligations, if any, owing to the lender under the Revolving Credit Facility or any affiliate of such lender, are secured by a first-priority security interest in substantially all assets of the Company and the other borrowers (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing), but excluding interests in real property. As discussed in Note 10, assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its subsidiaries.

The Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of 18.0 million plus, on a cumulative basis and commencing with the fiscal year ending March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a maximum consolidated leverage ratio of 3.5 to 1.0, a minimum consolidated asset coverage ratio of 1.25 to 1.0 for the quarter ended June 30, 2016 and the quarter ending September 30, 2016, 1.50 to 1.0 for the quarters ending December 31, 2016 and March 31, 2017, and 1.75 to 1.0 thereafter, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Company was not in compliance with the maximum consolidated leverage ratio covenant as of the December 31, 2016 and September 30, 2016 measurement dates. The lender has waived compliance with this covenant as of both of these measurement dates. The agreement governing the Credit Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx Corporation, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

As of December 31, 2016, the Company had outstanding borrowings under the Revolving Credit Facility of approximately $18.3 million. This balance is classified within long-term liabilities on the accompanying December 31, 2016 condensed consolidated balance sheet. No borrowings under the Revolving Credit Facility were outstanding at March 31, 2016.

On October 31, 2016, the Company and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Global Aviation Partners LLC and Jet Yard, LLC entered into a Loan Agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility to be located in Denver, North Carolina. Under the Construction Loan Agreement, the Company may make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. At December 31, 2016, outstanding borrowings under the Construction Loan were $77,000.

As of December 31, 2016, Delphax, through its Canadian subsidiary, Delphax Canada, maintained a debt facility pursuant to the Senior Credit Agreement consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Because the Senior Credit Agreement prohibits the payment of cash dividends, at December 31, 2016, the facility has not been a source of liquidity to Air T, Inc. or any of its subsidiaries. Neither Air T nor any of its subsidiaries is a guarantor of Delphax’s obligations under the Senior Credit Agreement. The facility is secured by substantially all of Delphax’s North American assets, expires in November 2018, and is subject to certain financial covenants. The facility provided for interest based upon the prime rate plus a margin and an additional margin applicable during the pendency of a default (a total interest rate of 10.5%, including the default margin, as of December 31, 2016).

As of December 31, 2016, Delphax had aggregate borrowings of approximately $1.2 million (approximately $1.8 million at March 31, 2016) outstanding under the Senior Credit Agreement. As was the case at March 31, 2016, Delphax has advised that at December 31, 2016 it was not in compliance with financial covenants under the Senior Credit Agreement. Due to Delphax’s noncompliance with financial covenants, at December 31, 2016 the Senior Lender had the contractual right to cease permitting borrowings under the Senior Credit Agreement and to declare all amounts outstanding due and payable immediately. On September 1, 2016, the Senior Lender gave Delphax notice of such default, applied the default interest margin, and communicated that it would be reducing the eligible inventory advance rate under the Senior Credit Agreement by 0.5% per week for each week commencing September 9, 2016. Delphax has been permitted to continue to make borrowings under the Senior Credit Agreement notwithstanding the defaults entitling the lender to terminate such access and demand immediate repayment of the full outstanding balance. As described in greater detail in Note 16, on January 6, 2017 the Company acquired the rights and obligations of the Senior Lender under the Senior Credit Agreement, which was amended as of that date.

In connection with and upon consummation of the Contrail acquisition, Contrail Aviation entered into a Credit Agreement (the “Contrail Credit Agreement”) with BMO Harris Bank N.A. The Contrail Credit Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 or a borrowing base. The borrowing base is computed monthly and is equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. The borrowing base at December 31, 2016 was $2.2 million. Borrowings under the Contrail Credit Agreement bear interest at a rate equal to one-month LIBOR plus 2.80%, and mature in January 2018.

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

At December 31, 2016, Contrail Aviation had no outstanding borrowings under the Contrail Credit Agreement. Contrail was in compliance with its bank covenants at December 31, 2016.

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

Refer to Note 2 for the fair values of the assets and liabilities of Delphax on the acquisition date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of December 31, 2016, and March 31, 2016:

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,357	$249,528
Accounts receivable, net	2,000,183	1,433,494
Inventories	2,014,783	4,642,298
Other current assets	491,331	1,034,067
Total current assets	4,601,654	7,359,387
Property and equipment	33,474	625,684
Intangible assets	-	1,109,112
Goodwill	-	275,408
Other Assets	-	26,020
Total assets	$4,635,128	$9,395,611

LIABILITIES
Current liabilities:
Accounts payable	$2,577,816	$1,684,802
Income tax payable	11,312	11,312
Accrued expenses	3,562,787	1,926,340
Short-term debt	1,163,577	1,859,300
Total current liabilities	7,315,492	5,481,754
Long-term debt	2,748,471	2,581,107
Other long-term liabilities	-	606,358
Total liabilities	$10,063,963	$8,669,219

Net assets	$(5,428,835)	$726,392

Long-term debt as reflected in the above table includes approximately $248,000 and $76,000 as of December 31, 2016, and March 31, 2016, respectively, of accrued interest due to the Company from Delphax Canada under the Senior Subordinated Note. This debt and accrued interest was eliminated for purposes of the Company’s accompanying December 31, 2016 and March 31, 2016 consolidated balance sheets.

The assets of Delphax can only be used to satisfy the obligations of Delphax.

Revenue and Expenses of Delphax. Delphax’s revenues and expenses are included in the Company’s consolidated financial statements beginning November 24, 2015. Revenues and expenses prior to the date of initial consolidation are excluded. The following table sets forth the revenue and expenses of Delphax that, prior to intercompany eliminations, are included in the Company’s condensed consolidated statement of income (loss) for the nine months ended December 31, 2016.

For the Nine Months Ended December 31, 2016
(Unaudited)

Operating revenues	$7,648,724

Operating expenses:
Cost of sales	8,671,905
General and administrative	2,295,255
Research and development	858,480
Depreciation, amortization and impairment	1,713,322
13,538,962
Operating loss	(5,890,238)

Non-operating loss	103,966

Loss before income taxes	(5,786,272)

Income taxes	-

Net loss	$(5,786,272)

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, were reflected in the operating results of Delphax for the quarter ended June 30, 2016. There were no significant additions to inventory and severance reserves from June 30, 2016 to December 31, 2016.

Intangible assets of Delphax had a net book value of approximately $1.4 million as of March 31, 2016. During the quarter ended June 30, 2016, the Company recognized an impairment charge which resulted in the remaining net book of Delphax intangible assets being fully written off.

The above described adverse business developments drove significant negative operating results and led to severe liquidity constraints for Delphax. In addition to other measures intended to respond to developments, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed. During the quarters ended September 30, 2016 and December 31, 2016, Delphax significantly curtailed its production activities.

Based on all currently available relevant information including, among other considerations, the assessment of the outside advisory firm, the Company believes that Delphax or one of its creditors may initiate a formal receivership filing, which may result in an operating liquidation of Delphax Canada, Delphax’s primary, and sole manufacturing, subsidiary. While the potential and precise timing of such events cannot be predicted, the Company believes that it may commence during the first half of the Company’s 2018 fiscal year.

The following presents information on Delphax’s amortizable intangible assets and goodwill at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
	(Unaudited)
Tradenames	$120,000	$120,000
Patents	1,090,000	1,090,000
Goodwill	375,000	375,000
	1,585,000	1,585,000
Less accumulated amortization and impairment	(1,585,000)	(200,480)
Intangible assets and goodwill, net	$-	$1,384,520

11.	Geographical Information

Total property and equipment, net of accumulated depreciation, is located as follows as of December 31, 2016, and March 31, 2016:

	December 31, 2016	March 31, 2016
	(Unaudited)
United States, the Company’s country of domicile	$5,135,431	$4,240,050
Foreign	33,474	337,724
Total property and equipment, net	$5,168,905	$4,577,774

Total revenue, based on customer location, is summarized in the following table for the nine-month periods ended December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
United States, the Company’s country of domicile	$96,223,786	$108,883,473
Foreign	8,561,627	4,747,549
Total revenue	$104,785,413	$113,631,022

12.	Segment Information

At December 31, 2016, the Company had six business segments. The overnight air cargo segment, comprised of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, comprised of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, comprised of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is comprised of Delphax and its subsidiaries. Delphax designs, manufactures and sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. See Note 10 for a discussion of market and business developments impacting Delphax. The Company’s leasing segment, comprised of the Company’s Air T Global Leasing, LLC subsidiary (“ATGL”), provides funding for equipment leasing transactions, which includes transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. ATGL commenced operations during the quarter ended December 31, 2015. The commercial jet engines segment, comprised of Contrail Aviation and Jet Yard, engages in the business of acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components, as well as offering aircraft storage, parking and disassembly services. The segment commenced operations in July 2016 upon Contrail Aviation’s acquisition of substantially all of the assets of Contrail Aviation Support, Inc.

Each business segment has separate management teams and infrastructures. We evaluate the performance of our business segments based on operating income.

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah, and initially capitalized with $250,000. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the Company’s insurance programs and underwrites third-party risk through certain reinsurance arrangements. Beginning with the fourth quarter of fiscal year 2016, premiums paid to SAIC by the Company are allocated among the operating segments based on segment revenue and certain identified corporate expenses were allocated to the segments based on the relative benefit of those expenses to each segment. Amounts previously presented for the quarter and nine months ended December 31, 2015 have been reclassified to conform to the current period allocation of these expenses

Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Operating Revenues:
Overnight Air Cargo	$17,099,640	$18,674,458	$50,888,019	$48,949,401
Ground Equipment Sales:
Domestic	781,519	19,120,611	16,472,690	41,261,674
International	1,960,841	1,320,235	4,029,235	4,501,549
Total Ground Equipment Sales	2,742,360	20,440,846	20,501,925	45,763,223
Ground Support Services	7,579,661	6,559,110	21,417,854	17,974,239
Printing Equipment and Maintenance
Domestic	2,151,030	789,000	5,400,433	789,000
International	538,868	246,000	2,248,291	246,000
Total Printing Equipment and Maintenance	2,689,898	1,035,000	7,648,724	1,035,000
Commercial Jet Engines:
Domestic	1,558,983	-	2,009,171	-
International	1,439,182	-	2,284,101	-
Total Commercial Jet Engines	2,998,165	-	4,293,272	-
Leasing	37,547	5,718	501,062	5,718
Corporate	281,926	265,837	845,778	796,884
Intercompany	2,339,973	(362,396)	(1,311,221)	(893,443)
Total	$35,769,170	$46,618,573	$104,785,413	$113,631,022

Operating Income (Loss):
Overnight Air Cargo	$716,356	$1,099,335	$2,136,337	$2,484,097
Ground Equipment Sales	(912,893)	3,841,378	672,464	7,685,291
Ground Support Services	(41,199)	(69,620)	(391,968)	(675,813)
Printing Equipment and Maintenance	1,056,972	(883,000)	(5,890,238)	(883,000)
Commercial Jet Engines	491,479	-	534,285	-
Leasing	226,011	(194)	405,426	(194)
Corporate	(453,577)	(2,686)	(1,917,110)	(169,617)
Intercompany	556,268	(95,096)	38,478	(95,096)
Total	$1,639,417	$3,890,117	$(4,412,326)	$8,345,668

Capital Expenditures:
Overnight Air Cargo	$43,542	$6,618	$79,582	$82,607
Ground Equipment Sales	-	119,455	19,596	338,194
Ground Support Services	119,381	220,816	331,520	429,588
Printing Equipment and Maintenance	-	-	9,927	-
Commercial Jet Engines	50,154	-	50,154	-
Leasing	-	241,398	3,066,500	241,398
Corporate	393,890	190,733	1,027,228	200,666
Intercompany	-	(241,398)	(3,066,500)	(241,398)
Total	$606,967	$537,622	$1,518,007	$1,051,055

Depreciation and Amortization:
Overnight Air Cargo	$31,866	$37,068	$91,175	$106,161
Ground Equipment Sales	359,021	165,401	453,941	364,465
Ground Support Services	103,600	60,993	274,309	149,560
Printing Equipment and Maintenance	(13,082)	17,000	1,713,322	17,000
Commercial Jet Engines	38,221	-	66,627	-
Leasing	14,516	3,658	232,806	3,658
Corporate	49,390	13,817	116,175	28,214
Intercompany	(171,734)	(1,463)	(193,284)	(1,463)
Total	$411,798	$296,474	$2,755,071	$667,595

The elimination of intercompany revenues is related to the return during the three months ended December 31, 2016 of ten commercial deicing units and a glycol recovery vehicle by ATGL to GGS and the sale of two élan printers by Delphax to ATGL during the nine months period ended December 31, 2016, along with the premiums paid to SAIC, and the elimination of intercompany operating income for such period reflects the margins on the sales of those assets, elimination of excess depreciation and amortization related to the margin on those assets, and the premiums paid to SAIC.

13.	Commitments and Contingencies

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

As disclosed in Note 2, the Company has obligations under certain earn-out arrangements with the sellers of two acquired businesses.

As also disclosed in Note 2, Contrail Aviation has a put/call option arrangement with Contrail Aviation Support, Inc. for the member interests which Contrail Aviation Support, Inc. holds in Contrail Aviation. Contrail Aviation Support, Inc. is the former owner of the acquired Contrail business.

In connection with Jet Yard’s lease with the county of Pinal, Arizona, the Company has commitments to construct facilities on the leased premises in phases in accordance with a specified timetable. See Note 2.

14.	Related Party Matters

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

Since April 1, 2015, the Company’s leasing subsidiary has acquired interests in two equipment leases originated by Vantage Financial, LLC (“Vantage”) for aggregate payments to Vantage of approximately $401,250. The interests in the acquired leases entitle the Company’s leasing subsidiary to receive lease payments from the third parties leasing the equipment for a specified period. Pursuant to the agreements between the Company’s leasing subsidiary and Vantage, Vantage’s fees for servicing the equipment leases for the leasing subsidiary (approximately $1,000) were included in the acquisition payments. William R. Foudray, a director of the Company, is the Executive Vice President and a co-founder of Vantage. The amounts paid by the Company’s leasing subsidiary to Vantage to acquire these lease assets represent approximately 1% of Vantage’s outstanding lease assets at December 31, 2016 and the servicing income represents less than 1% of Vantage’s annual revenues.

As described in Note 2, Contrail Aviation’s December 31, 2016 balance sheet reflects an earnout liability to Contrail Aviation Support, Inc. of approximately $2.9 million. Contrail Aviation Support, Inc. is wholly-owned by Joseph Kuhn, who is Contrail Aviation’s Chief Executive Officer and a related party of the Company.

In connection with the acquisition described in Note 2, on the Contrail Closing Date, Contrail Aviation entered into a lease for the premises formerly leased by Contrail Aviation Support, Inc. in the operation of the acquired Contrail business. The leased premises are owned by a limited liability company owned by Mr. Kuhn and another employee of Contrail Aviation. The lease has an initial term of five years and may be renewed by Contrail Aviation for an additional five-year period or terminated by Contrail Aviation after an initial 30-month period upon payment of a termination fee equal to six times the then-current monthly rental amount. Monthly rent under the lease is initially $13,081 and increases annually by 1.5%.

15.	Expiration of Rights under Rights Agreement

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

16.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements.

Acquisition of Delphax Senior Credit Agreement

Pursuant to an Assignment and Acceptance Agreement dated January 6, 2017 between the Senior Lender and the Company, on January 6, 2017 the Company acquired all rights, and assumed all obligations, of the Senior Lender under the Senior Credit Agreement, including obligations, if any, to fund future borrowings under the Senior Credit Agreement. In connection with this transaction, the Company paid to the Senior Lender an amount equal to approximately $1.26 million for the outstanding borrowing balance, plus accrued and unpaid interest and fees. Also in connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Senior Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding under the Senior Credit Agreement from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Senior Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company from Delphax Canada and Delphax of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Senior Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Senior Credit Agreement) existing under the Senior Credit Agreement and that the Company was reserving all rights to exercise remedies under the Senior Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies.

On January 6, 2017, the Company and Delphax Canada entered into a Forbearance and Amendment Agreement dated as of January 6, 2017, which amended the Senior Subordinated Note to increase the default rate of interest from an annual rate of 10.5% to an annual rate of 18%, to be in effect until all amounts under the Senior Subordinated Note are paid in full, and which provides that so long as no Event of Default (as defined in the Senior Subordinated Note) occurs under the Senior Subordinated Note, other than Events of Default that existed as of January 6, 2017, the Company will forbear from exercising its remedies under the Senior Subordinated Note until May 31, 2017 and further provided for the payment by Delphax Canada to the Company of a forbearance fee equal to approximately $141,000.

Insignia Special Dividend

As discussed in Note 5, Insignia’s Board of Directors announced on November 28, 2016 a special dividend of $0.70 per share. The Company received the cash dividend for owned shares on January 9, 2017. The aggregate special dividend received by the Company was approximately $1,200,000. On the date of payment, the aggregate fair value of the Company’s Insignia investment declined by a materially similar amount. The Company is still in the process of finalizing its accounting treatment for this dividend, including consideration of the related decline in fair value the Insignia investment during the fourth fiscal quarter.

The net effect of the Insignia special dividend will be reflected in the Company’s fourth quarter consolidated statement of income (loss). Furthermore, because the further developments in the share price of Insignia during the quarter ended March 31, 2017 cannot be predicted, there can be no certainty that there will not be other consolidated statement of income (loss) effects associated with the Company’s Insignia investment.

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

At December 31, 2016, we operated wholly owned subsidiaries in three core legacy industry segments:

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

On July 18, 2016, Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned, used or usable by Contrail Aviation Support, Inc. (the “Seller”), other than cash, equity in the Seller’s IC-DISC subsidiary and certain other specified excluded assets. Prior to the asset sale, the Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine components. In connection with the acquisition, Contrail Aviation offered employment to all of the Seller’s employees. The acquisition consideration paid to the Seller included equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation. As a result, the Company owns equity membership units in Contrail Aviation representing the remaining 79% of the total equity membership units in Contrail Aviation. In addition, on October 3, 2016, a newly formed subsidiary of the Company, Global Aviation Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”). Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset is a lease from Pinal County, Arizona to approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and has maintained de minimus operations since its formation. While the Company plans for Jet Yard to expand its operations to offer aircraft storage, disassembly and teardown services, there can be no assurance that Jet Yard’s operations will expand as anticipated. Contrail Aviation and Jet yard comprise the commercial jet engines segment of the Company’s operations.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2016		2015		2016		2015

Overnight Air Cargo Segment:
FedEx	$17,100	48%	$18,674	40%	$50,888	49%	$48,949	43%

Ground Equipment Sales Segment:
Military	138	0%	183	0%	3,259	3%	503	0%
Commercial - Domestic	3,302	9%	18,841	40%	13,455	13%	40,662	36%
Commercial - International	1,961	5%	1,320	4%	4,029	4%	4,502	4%
	5,400	14%	20,344	44%	20,743	20%	45,667	40%

Ground Support Services Segment	7,580	21%	6,559	14%	21,418	20%	17,974	16%

Printing Equipment and Maintenance
Domestic	2,115	6%	789	2%	4,694	4%	789	1%
International	539	2%	246	0%	2,248	2%	246	0%
	2,654	8%	1,035	2%	6,942	7%	1,035	1%

Commercial Jet Engines
Domestic	1,559	4%	-	0%	2,009	2%	-	0%
International	1,439	4%	-	0%	2,284	2%	-	0%
	2,998	8%	-	0%	4,293	4%	-	0%

Leasing	38	0%	6	0%	501	0%	6	0%

	$35,769	100%	$46,618	100%	$104,785	100%	$113,631	100%

On June 1, 2016, the new dry-lease agreements with FedEx were amended to extend the expiration date to May 31, 2020. The new dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis. FedEx has been a customer of the Company since 1980. Loss of its contracts with FedEx would have a material adverse effect on the Company.

Under the dry-lease service contracts in place during the first two months of the fiscal quarter ended June 30, 2015, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft.  Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup. In connection with the June 1, 2016 amendment extending the term of the new dry-lease agreements to May 31, 2020, the weighted average administrative fee rate paid with respect to leased aircraft was reduced by over 2% from the fee rate in place prior to the amendment. Because a portion of the administrative fee funds the payment of certain operational costs incurred by MAC and CSA in operating the aircraft that are not reimbursed by FedEx and were expected to increase, and have increased, substantially from the levels incurred in the fiscal year ended March 31, 2016 and the first two months of the quarter ended June 30, 2016, the reduction in the administrative fee has had a much more significant impact on the segment’s operating income. As of December 31, 2016, MAC and CSA had an aggregate of 80 aircraft under agreement with FedEx.  Pursuant to the dry-lease agreements with FedEx, FedEx determines the schedule of routes to be flown by MAC and CSA.  Included within the 80 aircraft, no aircraft were considered soft-parked.  Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

Pass-through costs under the dry-lease agreements with FedEx totaled $5,663,000 and $9,704,000 for the three-month periods ended December 31, 2016 and 2015, respectively, and $16,474,000 and $25,483,000 for the nine-month periods ended December 31, 2016 and 2015, respectively.

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

GGS contributed approximately $20,743,000 and $45,667,000 to the Company’s revenues for the nine-month periods ended December 31, 2016 and 2015, respectively, representing a $24,924,000 (55%) decrease. At December 31, 2016, GGS’s order backlog was $11.2 million as compared to $9.8 million at September 30, 2016 and $10.8 million at December 31, 2015.

GAS provides the aircraft ground support equipment, fleet, and facility maintenance services. At December 31, 2016, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 116 customers at 80 North American airports. Effective as of October 1, 2016, GAS acquired substantially all of the assets of D&D GSE Support, Inc. which was in the business of marketing, selling and providing aviation repair, equipment parts, and maintenance services and products at the Fort Lauderdale airport.

GAS contributed approximately $21,418,000 and $17,974,000 to the Company’s revenues for the nine-month periods ended December 31, 2016 and 2015, respectively, representing a $3,444,000 (19%) increase.

On November 24, 2015, the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax’s Canadian operating subsidiary (“Delphax Canada”) for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from that Delphax subsidiary on October 2, 2015 and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans, at June 30, 2016 the number of shares of common stock underlying the Shares represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares and approximately 31% of the outstanding shares assuming conversion of the Shares and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans. Under the agreement that provided for the Company’s purchase of these interests, on November 24, 2015 three designees of the Company were elected to the board of directors of Delphax, which had a total of seven members following their election. Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to Air T under the Senior Subordinated Note or we continue to hold a specified number of the Shares and interests in the Warrant holders of the Series B Preferred Stock, voting as a separate class, the Company would be entitled to elect, after June 1, 2016, four-sevenths of the members of the board of directors of Delphax and, without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions. As a result of these transactions, we determined that, even though Delphax was not a subsidiary of the Company, we had obtained control over Delphax in conjunction with the acquisition of the interests described above, and we have consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015.

Pursuant to the terms of a subordination agreement (the “Subordination Agreement”) entered into on October 2, 2015 by Delphax, Delphax Canada, the Company and the senior lender (the “Senior Lender”) that provided a revolving credit facility under an agreement with Delphax and Delphax Canada (the “Delphax Credit Agreement”), the Company’s rights with respect to payment under and enforcement of the Senior Subordinated Note and enforcement of its security interests are subordinated to the rights of the Senior Lender under the Delphax Credit Agreement. As of December 31, 2016, the Delphax Credit Agreement provided for a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. As described in greater detail below in “—Liquidity and Capital Resources,” on January 6, 2017, the Company acquired the rights and obligations of the Senior Lender under the Delphax Credit Agreement, which was amended as of that date. On January 6, 2017, the Company and Delphax Canada entered into a Forbearance and Amendment Agreement dated as of January 6, 2017, which amended the Senior Subordinated Note to increase the default rate of interest from an annual rate of 10.5% to an annual rate of 18%, to be in effect until all amounts under the Senior Subordinated Note are paid in full, and which provides that so long as no Event of Default (as defined in the Senior Subordinated Note) occurs under the Senior Subordinated Note, other than Events of Default that existed as of January 6, 2017, the Company will forbear from exercising its remedies under the Senior Subordinated Note until May 31, 2017 and further provided for the payment by Delphax Canada to the Company of a forbearance fee equal to approximately $141,000.

Delphax designs, manufactures and sells advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Delphax’s legacy consumables production business was expected to generate cash flow while Delphax rolled-out its next generation élan commercial inkjet printer. Our investments in Delphax were intended to support the commercial rollout and manufacturing costs of the new Delphax élan™ 500 digital color print system, which combines advances in inkjet and paper-handling technologies in a production class sheet-fed system offering full CMYK color and 1600 dpi print quality at speeds of up to 500 letter impressions per minute. In response to adverse developments with its legacy business, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed. During the quarters ended September 30, 2016 and December 31, 2016, Delphax significantly curtailed its production activities.

Delphax contributed approximately $6,942,000 to the Company’s revenue net of intercompany eliminations for the nine months ended December 31, 2016. Delphax contributed approximately $1,035,000 from November 24, 2015 through December 31, 2015.

As of December 31, 2016, two designees of the Company continued to serve on the board of directors of Delphax, which had a total of five remaining members, as the Company had not exercised its right to elect four-sevenths of the members of the board of directors of Delphax.

On April 4, 2016, ATGL purchased two élan™ 500 printers from Delphax for $650,000 for lease to a third party. One of those acquired printers was subject to an existing lease to a third party which has been assigned to ATGL.

We organized ATGL on October 6, 2015. ATGL provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by us. ATGL contributed approximately $501,000 to the Company’s revenue for the nine months ended December 31, 2016. ATGL contributed approximately $6,000 to the Company’s revenue for the nine months ended December 31, 2015.

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

The consideration paid by Contrail Aviation for the acquired assets was (i) $4,033,368 in cash, of which $300,000 is held in an escrow account to fund indemnification payments to Contrail Aviation under the Asset Purchase Agreement, and (ii) equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation. In addition, pursuant to the Asset Purchase Agreement, Contrail Aviation has agreed to pay as additional deferred consideration up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate (collectively, the “Earnout Payments” and each, an “Earnout Payment”), calculated as follows:

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

Upon the consummation of the asset sale and in connection with the transfer of equity membership units of Contrail Aviation to the Seller, on July 18, 2016 the Company, Contrail Aviation and the Seller entered into an Operating Agreement (the “Operating Agreement”) providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options permitting, at any time after the fifth anniversary of the asset sale closing date, Contrail Aviation at its election to purchase from the Seller, and permitting the Seller at its election to require Contrail Aviation to purchase from the Seller, all of the Seller’s equity membership interests Contrail Aviation at a price to be agreed upon, or failing such an agreement to be determined pursuant to third-party appraisals in a process specified in the Operating Agreement.

On October 3, 2016, a newly formed subsidiary of the Company, Global Aviation Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard from the holder thereof. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset is a contract with Pinal County, Arizona to lease approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and has maintained de minimus operations since its formation. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6 acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000), and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense recorded for this lease by the Company in the initial years of the lease will exceed the cash payments required to be made by Jet Yard under the terms of the lease during this period. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. While the Company plans for Jet Yard to expand its operations to offer aircraft storage, disassembly and teardown services, there can be no assurance that Jet Yard’s operations will expand as anticipated or that it will complete construction of facilities required under the lease within the time periods specified in the lease.

Contrail Aviation and Jet Yard contributed approximately $4,293,000 to the Company’s revenues for the nine-month period ended December 31, 2016.

Pursuant to an Asset Purchase Agreement signed on October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc., which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000. Additionally, $100,000 was due within 30 days after closing and an additional $100,000 is payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017.

Third Quarter Highlights

For the third quarter of fiscal 2017, the Company revenues, net of intercompany eliminations, decreased by $10,849,000 (23%) from the prior year comparable quarter. Operating income net of intercompany eliminations decreased by $2,251,000 (58%) compared to the prior year quarter principally due to the higher volume of GGS deicer sales associated with a significant order from a major airline in prior year that did not reoccur and the adverse impact of the June 1, 2016 amendment to the new dry-lease agreements with FedEx described above. Also, offsetting the decline in operating income for the period, was the inclusion of approximately $2,998,000 of revenue and $491,000 of operating income of the commercial jet engine segment attributable to Contrail, acquired in July 2016 and Jet Yard, acquired in October 2016.

Revenues from the air cargo segment decreased by $1,575,000 (8%) compared to the third quarter of the prior fiscal year, while operating income decreased by $383,000 (35%), due principally to the reduction in the administrative fee effected by the June 1, 2016 amendment to the new dry-lease agreements with FedEx, decreased maintenance cost passed through to the customer, and reduced maintenance revenue as a result of lower maintenance billable hours in response to a customer directive, coupled with higher operating costs not passed through to the customer, principally increased flight crew costs. As noted above, in connection with the June 1, 2016 amendment extending the term of the new dry-lease agreements to May 31, 2020, the weighted average administrative fee rate paid with respect to leased aircraft was reduced by over 2% from the fee rate in place prior to the amendment. Because a portion of the administrative fee funds the payment of certain operational costs incurred by MAC and CSA in operating the aircraft that are not reimbursed by FedEx and were expected to increase, and have increased, substantially from the levels incurred in the fiscal year ended March 31, 2016, the reduction in the administrative fee, had a much more significant impact on the segment’s operating income for the three months ended December 31, 2016 and, if such arrangement is not further amended, is anticipated to have a similar impact on the segment’s operating income for the remainder of the current fiscal year.

Revenues for GGS decreased by $17,698,000 (87%) compared to the third quarter of the prior fiscal year. The segment’s operating income decreased by $4,754,000 (124%) from $3,841,000 in the prior year’s comparable quarter. The decrease in GGS revenues and reduction in operating income is attributable principally to the significant sales of commercial domestic deicers in the prior year quarter associated with a significant order that did not reoccur. Operating income was also adversely affected by a reduction in operating margin, as efficiencies gained in the prior-year period from the production of a large volume of identical units under that order did not reoccur in the current-year period.

Revenues from the GAS subsidiary increased by $1,021,000 (16%) compared to the third quarter of the prior fiscal year as a result of the subsidiary’s growth in new markets and services offered to new and existing customers and strong parts sales. Operating loss improved by $28,000 (41%) to $41,000 for the current year quarter compared to the prior year quarter primarily due to the impact of increased revenues. Subsequent to the end of the quarter, GAS entered into new agreements with its principal customer which replaced certain fixed price agreements covering certain locations that had been unprofitable. GAS anticipates the terms of these new agreements will permit it to operate with improved profitability at those locations.

Revenues for Delphax increased $1,655,000 (160%) to $2,690,000 compared to the third quarter of the prior fiscal year. The primary reason for this increase is that Delphax revenues in the prior year quarter were only included in the Company’s condensed consolidated statement of income beginning on November 24, 2015. The segment’s operating income increased by $1,940,000 (220%) to $1,057,000. A number of factors led to this improvement. Delphax has significantly reduced operating expenses during the last two quarters, as Delphax significantly curtailed its production activities during this period. At the same time, the segment had more sales of legacy consumable products in the quarter than anticipated. Furthermore, sales in the current-year quarter included certain products that had previously been fully or partially reserved, thereby resulting in a significant gross margin.

Revenues from the new acquired subsidiaries Contrail Aviation and Jet Yard were approximately $2,998,000 for the three months ended December 31, 2016. Operating income for the same period was approximately $491,000.

Revenues from the leasing segment were approximately $38,000 for the quarter ended December 31, 2016. During the quarter ended September 30, 2016, two leases, which contributed $183,000 of the segment’s revenues for the quarter, were terminated by the lessees, which significantly impacted the segment’s revenue for the December 31, 2016 quarter and will have a similar impact for the remainder of the current fiscal year. The assets held for lease by ATGL were transferred to the GGS segment on October 1, 2016.

The segment operating income intercompany eliminations of $556,000 consisted primarily of the eliminations of $580,000 from the transfer to GGS of deicers held for lease by ATGL.

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

The acquisition method permits the Company a period of time after the acquisition date during which the Company may adjust the provisional amounts recognized in a business combination. This period of time is referred to as the “measurement period”. The measurement period provides an acquirer with a reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports in its consolidated financial statements provisional amounts for the items for which the accounting is incomplete. The Company is required to recognize adjustments to the provisional amounts, with a corresponding adjustment to goodwill, in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the Company would adjust its consolidated financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. No measurement period adjustments were recognized during the quarters ended December 31, 2016 and 2015.

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

Variable Interest Entities. The Company evaluates its investments in other entities in order to conclude whether those entities should be consolidated by the Company using the variable interest entity ("VIE") consolidation model. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 - Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

●	the power to direct the activities that most significantly impact the economic performance of the VIE; and

●	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

See Note 2 for information regarding the Company’s investment in Delphax.

Marketable securities. In accordance with ASC 320, Investments – Debt and Equity Securities, and based on the Company’s intentions regarding these instruments, the Company classifies all of its marketable equity securities as available-for-sale. Marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on the Company’s consolidated balance sheets, and as a line item in its consolidated statements of comprehensive income. The Company regularly evaluates its investments for impairment using both quantitative and qualitative criteria. For equity securities, the Company considers the length of time and magnitude of the amount of each security that is in an unrealized loss position. If the Company determines that an investment has other than a temporary decline in fair value, the Company recognizes the investment loss in non-operating income, net in the accompanying consolidated statements of comprehensive income (loss). Other than the investment in Insignia Systems, Inc. (“Insignia”), all of the Company’s marketable securities investments are classified as current. Management currently intends to hold its investment in Insignia for at least twelve months from the balance sheet date. As such, except for the effect of an Insignia special dividend anticipated to be received in January 2017, the Company’s Insignia investment is reflected within non-current assets.

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF. The USAF has elected to exercise the first extension option, extending the term of this agreement to July 13, 2017. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, orders under the contract have not been sufficient to offset the seasonal trend for commercial sales. As a result, GGS revenues and operating income have resumed their seasonal nature. Our other reporting segments are not susceptible to seasonal trends.

Results of Operations

Third Quarter Fiscal 2017 Compared to Third Quarter Fiscal 2016

Consolidated revenues net of intercompany eliminations decreased by $10,849,000 (23%) to $35,772,000 for the three-month period ended December 31, 2016 compared to the equivalent prior year period. The decrease in revenues can be principally attributed to the decrease in sales of the ground equipment segment by $17,698,000 (87%) this quarter principally due to the large order of deicers from a major airline in the prior year quarter that did not reoccur this fiscal year. Revenues in the overnight air cargo segment decreased by $1,575,000 (8%). Administrative fee revenues decreased reflecting the lower administrative fee amount paid under an amendment to the new dry-lease agreements which became effective on June 1, 2016. In addition, the segment’s maintenance revenues decreased as a result of the lower billable hours compared to the prior year quarter. Revenues in the ground support services segment increased $1,021,000 (16%) primarily as a result of the segment's growth in new markets and services offered to new and existing customers. Consolidated revenue for the three-month period ended December 31, 2016 includes $2,690,000, an increase from the prior year due to the inclusion of a full quarter of revenues whereas in the prior year quarter Delphax revenues were only consolidated beginning on November 24, 2015. Revenues of the quarter included $2,998,000 from the commercial jet engine segment, a new segment of the Company comprised of Contrail Aviation and Jet Yard.

Operating expenses net of intercompany eliminations decreased by $8,599,000 (20%) to $34,130,000 in the current year quarter compared to the equivalent prior period. Overnight air cargo operating expenses decreased by $1,192,000 (7%), to $16,383,000, due to cost reduction initiatives for the segment’s maintenance operations. Ground equipment sales segment operating expenses decreased $12,944,000 (78%) driven principally by decreased sales volume compared to the prior-year comparable quarter. Ground support services segment operating costs increased by $992,000 (15%) as the segment increased staffing, and made other infrastructure additions and improvements, including facility upgrades, training, and additional controls, to support the 18% increase in revenue during that same period and position the business for anticipated growth during the fiscal year in providing services to new customers and at new locations.

General and administrative expenses increased $375,000 (8%) to $4,960,000 for the three-month period ended December 31, 2016 compared to the equivalent prior period. General and administrative expense increased principally due to the inclusion of Delphax and Contrail Aviation in the consolidated results.

Consolidated operating income net of intercompany eliminations for the quarter ended December 31, 2016 was $1,639,000 compared to operating income of $3,890,000 for the same quarter of the prior year principally due the decrease of sale of commercial deicers compared to the prior quarter as mentioned above. Operating income for the air cargo segment decreased by $383,000 resulting from the lower administrative fee amount paid under the new dry-lease agreements, as well as maintenance revenue decrease as a result of the lower maintenance billable hours, coupled with higher operating costs not passed through to the customer, principally increased flight crew costs, during the three-month period ended December 31, 2016. Operating loss net of intercompany eliminations, for the ground equipment segment decreased by $4,754,000 as a result of the decrease in sales volumes compared to the prior year quarter. Operating results for the ground support services segment improved by $28,000 from the prior year quarter primarily as increased revenues began to offset the costs of infrastructure improvements made in prior periods to position the segment for growth.

Non-operating income of $175,000 for the three-month period ended December 31, 2016 compared to the prior period increased by $120,000, compared to non-operating expense of $55,000 in the prior-year period, principally due to the foreign exchange gain.

Pretax income was $2,131,000 lower for the three-month period ended December 31, 2016 compared to the prior year comparable period, primarily due to the factors discussed above. During the three-month period ended September 30, 2016, the Company recorded $149,000 in income tax expense. The effective tax rate for the three-month period ended December 31, 2016 was 8.2% (including the activity of Delphax) and 25.5% (not including the activity of Delphax) compared to 38.0% for the three-month period ended December 31, 2015. The individually largest factor contributing to the difference between the federal statutory rate of 34% and the Company’s effective tax rate for the three-month period ended December 31, 2106 was the recognition of a valuation allowance against Delphax’s pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, and state income tax expense. During the three-month period ended December 31, 2015, the Company recorded $1,499,000 in income tax expense. The estimated annual effective tax rate differed from the U. S. federal statutory rate of 34% primarily due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, and state income tax expense.

First Nine Months of Fiscal 2017 Compared to First Nine Months of Fiscal 2016

Consolidated revenues net of intercompany eliminations decreased by $8,846,000 (8%) to $104,785,000 for the nine-month period ended December 31, 2016 compared to its equivalent prior period. The decrease can be principally attributed to the decrease in sales of the ground equipment segment by $25,261,000 (55%) due to the high volume in commercial domestic deicer sales in the prior year comparable period due principally to a significant order in the prior year that did not reoccur. Revenues in the air cargo segment were $1,939,000 (4%) higher primarily due to the impact of the new dry lease agreement discussed above for the full nine months in the current year period, but which was in effect only for a portion of the prior year period. The ground support services segment’s revenues were up $3,444,000 (19%), resulting from the addition of new customers and locations over the past year. Also, offsetting the decline in revenues for the period, was the inclusion of approximately $4,293,000 of revenue of the commercial jet engine segment attributable to Contrail, acquired in July 2016, and Jet Yard, acquired in October 2016.

Operating expenses increased $3,912,000 (4%) for the nine-month period ended December 31, 2016 compared to its equivalent prior period. Air cargo segment operating expenses increased $2,286,000 (5%) primarily due to increases in operating costs not passed through to the customer, principally increased flight crew costs. Of the segment’s $48,752,000 of operating costs for the nine months ended December 31, 2016, $16,474,000 in costs were passed through to our air cargo customer without markup. Ground equipment sales segment operating costs decreased $18,248,000 (48%) due primarily by the reduction in sales volume. Ground support services segment operating expenses increased $3,160,000 (17%) due to the same factors affecting the quarterly comparison discussed above. Total operating expenses included operating expenses of $3,759,000 of the commercial jet engine segment. General and administrative expenses increased $3,882,000 (32%) for the nine-month period ended December 31, 2016 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components being the inclusion of general and administrative expenses of Delphax and Contrail Aviation of $2,295,000 and $939,000 respectively, in the Company’s consolidated results.

Operating loss for the nine-month period ended December 31, 2016, net of intercompany eliminations, was $4,412,000, compared to operating income of $8,346,000 for the prior year comparable period. The ground equipment sales segment experienced a $7,013,000 (91%) decrease in its operating income in the nine-month period ended December 31, 2016 compared to the prior period. This is mainly due to the decrease of the number of deicers sold in the current year period. In addition, the segment’s gross margin percentage for the first nine months of the current fiscal year was 20.8% compared to 26.2% for the prior year period, as efficiencies gained in the prior year due to the manufacture of a high volume of identical units to fill a significant order of a single customer were not realized in the current period. The overnight air cargo segment saw a $348,000 (14%) decrease in the operating income as a result of the adverse impact of the new dry-lease agreements effective June 1, 2016 described above and a reduction in maintenance billable hours in response to the air cargo customer’s directive. The ground support services segment experienced improving results, with a $284,000 (42%) decrease in operating loss for the period, as a result of the same factors discussed above in the quarterly comparison.

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, are reflected in the operating results of Delphax for the quarter ended June 30, 2016 and the nine months ended December 31, 2016.

The above described adverse business developments drove significant negative operating results and led to severe liquidity constraints for Delphax. In addition to other measures intended to respond to developments, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed, and during the quarters ended September 30, 2016 and December 31, 2016, Delphax significantly curtailed its production activities.

Non-operating expense increased by $705,000 to $680,000 for the nine-month period ended December 31, 2016 principally due to the impairment loss on the investments in Insignia described below and the gain on sale of marketable securities of $582,000 and investment income of $157,000. Results for the nine months ended December 31, 2016 include a non-operating charge of approximately $1,502,000 related to the Company’s investment in marketable securities of Insignia. While the Company does not intend to liquidate its securities holdings in Insignia within twelve months, the Company recognized an impairment loss on the investment during the quarter ended June 30, 2016 due in part to the magnitude of the loss position in the investment, which increased sharply during the quarter, and the fact that the investment had been in a continuous loss position for well over one year. No further impairment has been recorded by the Company during the remainder of the nine-month period ended December 31, 2016.

Pretax earnings decreased by $13,463,000 (161%) to a loss of $5,244,000 for the nine-month period ended December 31, 2016 compared to the prior comparable period.

During the nine-month period ended December 31, 2016, the Company recorded $152,000 in income tax expense, which resulted in an estimated annual tax rate of -2.99%, compared to the rate of 34.2% for the comparable prior period.  The estimated annual effective tax rates for both periods differ from the U. S. federal statutory rate of 34% primarily due to the effect of state income taxes offset by permanent tax differences.  The income tax provision for the nine-month period ended December 31, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended December 31, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the period ending December 31, 2016 was the recognition of a valuation allowance against Delphax’s pretax loss in the period. During the nine-month period ended December 31, 2015, the Company recorded income tax expense of $2,867,000 which resulted in an overall effective tax rate of 34.2%.  The estimated annual effective tax rate differed from the U. S. federal statutory rate of 34% primarily due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, and state income tax expense.

Liquidity and Capital Resources

As of December 31, 2016, the Company held approximately $2.4 million in cash and cash equivalents. Of this amount, $821,000 was restricted with $250,000 in cash held as statutory reserve of SAIC and the remaining $571,000 pledged to secure SAIC’s participation in certain reinsurance pools, and $680,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation.

As of December 31, 2016, the Company’s working capital amounted to $29,065,000, an increase of $5,823,000 compared to March 31, 2016.

It has been and remains the Company’s intent to hold its Insignia investment for at least twelve months from the balance sheet date. In November 2016, the Board of Directors of Insignia declared a special dividend of $0.70 per share. The record date for the payment of this special dividend was January 6, 2017. The aggregate amount received by the Company in January 2017 was approximately $1,157,000.

As of December 31, 2016, the Company had a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility”) that matures on April 1, 2018. The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS, GAS, ATGL, Global Aviation Partners, LLC and Jet Yard may make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus 1.50%, subject to incremental increases based on a consolidated leverage ratio. At December 31, 2016, the annual interest rate on borrowings under the Revolving Credit Facility was LIBOR plus 1.50%. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying consolidated statements of income (loss). Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility.

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

The Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The Credit Agreement also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ending March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a maximum consolidated leverage ratio of 3.5 to 1.0, a minimum consolidated asset coverage ratio of 1.50 to 1.0 for the quarters ending December 31, 2016 and March 31, 2017, and 1.75 to 1.0 thereafter, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The lender under the Revolving Credit Facility has waived compliance with the minimum consolidated tangible net worth and maximum consolidated leverage ratio covenants for the period ended December 31, 2016. The Company was in compliance with the minimum consolidated tangible net worth covenant at December 31, 2016 notwithstanding such waiver, but would not have been in compliance with the maximum leverage ratio covenant for such period absent such waiver. The Credit Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been approximately $91,000.

As of December 31, 2016, Delphax, through its Canadian subsidiary, Delphax Canada, maintained a debt facility pursuant to the Delphax Credit Agreement consisting of a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory. Because the Delphax Credit Agreement prohibits the payment of cash dividends, the facility has not been a source of liquidity to Air T, Inc. or any of its subsidiaries. Neither Air T nor any of its subsidiaries is a guarantor of Delphax’s obligations under the Delphax Credit Agreement. The facility is secured by substantially all of Delphax’s North American assets, expires in November 2018, and is subject to certain financial covenants. At December 31, 2016, the Delphax Credit Agreement provides for interest based upon the prime rate plus a margin and an additional margin applicable during the pendency of a default (a total interest rate of 10.5%, including the default margin, as of December 31, 2016).

As of December 31, 2016, Delphax had aggregate borrowings of approximately $1,164,000 outstanding under the Delphax Credit Agreement. As was the case at March 31, 2016, Delphax has advised that at December 31, 2016 it was not in compliance with financial covenants under the Delphax Credit Agreement. Due to Delphax’s noncompliance with financial covenants, the lender under the Delphax Credit Agreement has the contractual right to cease permitting borrowings under the Delpahax Credit Agreement and to declare all amounts outstanding due and payable immediately. On September 1, 2016, the Senior Lender gave Delphax notice of such default, applied the default interest margin, and communicated that it would be reducing the eligible inventory advance rate under the Delphax Credit Agreement by 0.5% per week for each week commencing September 9, 2016. As of the date of this report, Delphax has not regained compliance with these financial covenants. Delphax has been permitted to continue to make borrowings under the Delphax Credit Agreement notwithstanding the pending defaults entitling the lender under the Delphax Credit Agreement to terminate such access and demand immediate repayment of the full outstanding balance.

Pursuant to an Assignment and Acceptance Agreement dated as of January 6, 2017 between the Senior Lender and the Company, on January 6, 2017 the Company acquired all rights, and assumed all obligations, of the Senior Lender under the Delphax Credit Agreement, including obligations, if any, to fund future borrowings under the Delphax Credit Agreement. In connection with such transaction, the Company paid to the Senior Lender an amount equal to the outstanding borrowing balance under the Delphax Credit Agreement plus accrued and unpaid interest and fees, approximately $1.26 million. As a result of the Company’s acquisition of the Senior Lender’s rights and obligations under the Delphax Credit Agreement, the Delphax Credit Agreement ceased to be a source of liquidity to Delphax external to the Company and its consolidated subsidiaries. In connection with such transaction, on January 6, 2017, the Company, Delphax and Delphax Canada entered into an amendment to amend the Delphax Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Delphax Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Delphax Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the agreement governing the Delphax Credit Agreement) under the Delphax Credit Agreement and that the Company was reserving all rights to exercise remedies under the Delphax Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies. Notwithstanding the existence of these events of default, absent further adverse developments at Delphax, the Company presently intends to permit additional borrowings under the Delphax Credit Agreement in the near term to the extent such borrowings are to be used to fund the production by Delphax of legacy consumable products supported by purchase orders.

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

At December 31, 2016, aggregate borrowings outstanding under the Contrail Credit Agreement were $0 and $2,200,000 was available for borrowing under the borrowing base. Borrowings under the Contrail Credit Agreement are to be used to fund the operations of Contrail Aviation, and accordingly it is not a source of liquidity for Air T, Inc. or any of its other subsidiaries.

On October 28, 2016, the Company and its subsidiaries, MAC, GGS, CSA, GAS, ATGL, Global Aviation Partners LLC and Jet Yard entered into a Loan Agreement (the “Construction Loan Agreement”) with the same lender providing the Revolving Credit Facility to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility to be located in Denver, North Carolina. Under the Construction Loan Agreement, the Company may make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged with respect to the Revolving Credit Facility. Monthly interest payments begin in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. At December 31, 2016, the aggregate amount of borrowings outstanding under the Construction Loan was $77,000.

Cash Flows

Following is a table of changes in cash flow for the periods ended December 31, 2016 and 2015:

	Nine Months Ended December 31,
	2016	2015

Net Cash (Used in) Provided by Operating Activities	$(10,673,000)	$2,988,000
Net Cash Used in Investing Activities	(2,810,000)	(4,011,000)
Net Cash Provided by (Used in) Financing Activities	9,741,000	(7,843,000)
Effect of foreign currency exchange rates on cash and cash equivalents	18,000	(13,000)

Net Decrease in Cash and Cash Equivalents	$(3,724,000)	$(8,879,000)

Cash used in operating activities was $13,661,000 more for the nine-month period ended December 31, 2016 compared to the similar prior year period, resulting from the decrease in net income compared to the prior period and a variety of offsetting factors.

Cash used in investing activities for the nine-month period ended December 31, 2016 was $1,201,000 less than the comparable prior year period due primarily to $5,781,000 net proceeds from the sale of marketable securities during the nine-month period ended December 31, 2016 compared to the prior year, offset by $4,574,000 associated with the acquisition of assets by Contrail Aviation, D&D and Jet Yard in the current-year period.

Cash provided by financing activities of $9,741,000 was $17,584,000 higher compared to a net use of cash in the comparable prior period. This was primarily due to $18,282,000 in borrowings under the Revolving Credit Facility in the current-year period, offset by the use of $7,917,000 for the repurchase of 329,738 shares of common stock effected by the Company on July 1, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote. In addition, with respect to Delphax, such system of controls relies in part upon Delphax’s compliance with contractual obligations to provide information to the Company to permit it to timely prepare required reports and to allow access to its accounting records and accounting personnel regarding Delphax financial information to be included in the Company’s consolidated financial statements or to permit an evaluation of effectiveness of internal control over financial reporting.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

(a) Exhibits

No.	Description

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of principal financial officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2017

AIR T, INC.

/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and President

/s/ Candice Otey
Candice Otey, Chief Financial Officer

AIR T, INC.

EXHIBIT INDEX

No.	Description

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of principal financial officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.