Form 10-Q/A
period 2015-12-31
AIR T INC
filed 2017-10-13
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

5930 Balsom Ridge Road, Denver, NC 28037

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 29, 2016
Common Shares, par value of $.25 per share	2,372,527

EXPLANATORY NOTE

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016 (“Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures at December 31, 2015 and for the three and nine months ended December 31, 2015. The previously filed consolidated financial statements for those periods should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

As disclosed in the Original Filing, pursuant to a Securities Purchase Agreement dated as of October 2, 2015 (the “Securities Purchase Agreement”) among the Company, Delphax Technologies Inc. (“Delphax”) and its subsidiary, Delphax Technologies Canada Limited (“Delphax Canada”), on November 24, 2015 (the “Closing Date”), the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax Canada for a combination of cash and the outstanding principal of $500,000 and accrued and unpaid interest under a 90-Day Senior Subordinated Note purchased at face value by the Company from Delphax Canada on October 2, 2015 pursuant to the Securities Purchase Agreement and (ii) for $1,050,000 in cash a total of 43,000 shares of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). As further disclosed in the Original Filing, each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments, and has no liquidation preference over shares of common stock of Delphax. No dividends are required to be paid with respect to the shares of Series B Preferred Stock, except that ratable dividends (on an as-converted basis) are to be paid in the event that dividends are paid on the common stock of Delphax. Based on the number of shares of Delphax common stock outstanding at the Closing Date, the number of shares of common stock underlying the Series B Preferred Stock purchased by the Company represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company. Holders of the Series B Preferred Stock, voting as a separate class, were initially entitled to elect (and exercise rights of removal and replacement with respect to) three-sevenths of the board of directors of Delphax, and after June 1, 2016 the holders of the Series B Preferred Stock, voting as a separate class, were entitled to elect (and to exercise rights of removal and replacement with respect to) four-sevenths of the members of the board of directors of Delphax. The Warrant expires on November 24, 2021 and provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock.

The consolidated financial statements included in the Original Filing reflect the consolidation of Delphax with the Company and its subsidiaries from the Closing Date. Such consolidated financial statements also reflected an attribution of 62% of Delphax’s loss for the period commencing as of the Closing Date to non-controlling interests in the determination of consolidated net income (loss) attributable to Air T, Inc. stockholders. Such attribution was based on the Company’s ownership of the Series B Preferred Stock, which represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company.

We have concluded that it was not appropriate to base attribution solely on our ownership of the Series B Preferred Stock and that our attribution methodology should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. As disclosed above, the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.  The effect of interest expense arising under the Senior Subordinated Note and of other intercompany transactions are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a variable interest entity.

As a result of the application of the above-described attribution methodology, for the three and nine months ended December 31, 2015, the attribution of Delphax losses to non-controlling interests should have been 33%.

In addition, we are also correcting an otherwise immaterial error associated with our elimination of intercompany interest charged by Air T, Inc. to Delphax Canada under the Senior Subordinated Note.

This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements at December 31, 2015 and for the three and nine months ended December 31, 2015 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest and to correct and expand related disclosures.

Restatement of Other Financial Statements

We are concurrently filing (i) an amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K/A”) to similarly restate our audited consolidated financial statements and related financial information at and for the fiscal year ended March 31, 2016 and to amend certain other items within that report, (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Q1 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at June 30, 2016 and March 31, 2016 and for the three months ended June 30, 2016 and to amend certain other items within that report, (iii) an amendment to our Quarterly Report on Form 10-Q for the period ended September 30, 2016 (the “Q2 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016 and to amend certain other items within that report, and (iv) an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2016 (the “Q3 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 and to amend certain other items within that report.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at December 31, 2015. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined by SEC regulations, were not effective at December 31, 2015, as discussed in Part I, Item 4 of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement described above. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A. Part I, Item 1. Financial Statements

B. Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

C. Part I, Item 4. Controls and Procedures

D. Part II, Item 6. Exhibits

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. In addition, the Exhibit Index has been appropriately updated.

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (AS RESTATED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015 (As Restated)	2014	2015 (As Restated)	2014
Operating Revenues:
Overnight air cargo	$18,674,458	$12,973,810	$48,949,401	$36,626,144
Ground equipment sales	20,344,287	12,639,354	45,666,664	35,902,468
Ground support services	6,559,110	5,279,822	17,974,239	14,767,637
Printing equipment and maintenance	1,035,000	-	1,035,000	-
Leasing	5,718	-	5,718	-
	46,618,573	30,892,986	113,631,022	87,296,249

Operating Expenses:
Flight-air cargo	9,823,987	5,641,402	25,597,653	15,943,068
Maintenance-air cargo	6,499,073	6,174,155	17,061,811	16,684,148
Ground equipment sales	14,629,183	9,474,732	33,229,603	27,429,825
Ground support services	5,358,593	4,366,863	15,137,050	12,160,830
Printing equipment and maintenance	1,376,000	-	1,376,000	-
Research and development	216,000	-	216,000	-
General and administrative	4,585,364	3,654,280	12,050,479	10,636,068
Depreciation and amortization	296,474	221,654	667,595	660,825
Gain on sale of property and equipment	(56,218)	(780,920)	(50,837)	(1,054,781)
	42,728,456	28,752,166	105,285,354	82,459,983

Operating Income	3,890,117	2,140,820	8,345,668	4,836,266

Non-operating Income (Expense):
Realized gain	4,163	78	4,163	8,487
Investment income	-	970	-	8,698
Interest expense and other	50,920	(2,798)	21,289	(19,079)
	55,083	(1,750)	25,452	(1,894)

Income Before Income Taxes	3,945,200	2,139,070	8,371,120	4,834,372

Income Taxes	1,499,000	690,617	2,867,000	1,494,821

Net Income	2,446,200	1,448,453	5,504,120	3,339,551

Net Loss Attributable to Non-controlling Interests	279,510	-	279,510	-

Net Income Attributable to Air T, Inc. Stockholders	$2,725,710	$1,448,453	$5,783,630	$3,339,551

Earnings Per Share:
Basic	$1.15	$0.61	$2.44	$1.42
Diluted	$1.14	$0.61	$2.41	$1.41

Weighted Average Shares Outstanding:
Basic	2,372,527	2,357,637	2,372,527	2,355,901
Diluted	2,396,999	2,381,214	2,396,645	2,373,500

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (AS RESTATED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015 (As Restated)	2014	2015 (As Restated)	2014

Net income	$2,446,200	$1,448,453	$5,504,120	$3,339,551

Other comprehensive income (loss):

Foreign currency translation	(18,000)	-	(18,000)	-

Unrealized gains on investment securities available for sale	1,030,265	672,620	163,835	550,787

Tax effect of unrealized gains on investment securities available for sale	(370,895)	(242,139)	(58,981)	(197,676)

Total unrealized gains on investment securities available for sale, net of tax	659,370	430,481	104,854	353,111

Reclassification of (gains) losses on investment securities available for sale included in net income	6,837	(78)	6,837	(8,487)

Tax effect of reclassification of (gains) losses on investment securities available for sale included in net income	(2,461)	24	(2,461)	3,093

Reclassification adjustment for realized gains, net of tax	4,376	(54)	4,376	(5,394)

Total other comprehensive income	645,746	430,427	91,230	347,717

Total comprehensive income	3,091,946	1,878,880	5,595,350	3,687,268

Comprehensive loss attributable to the non-controlling interests	285,450	-	285,450	-

Comprehensive income attributable to Air T, Inc. stockholders	$3,377,396	$1,878,880	$5,880,800	$3,687,268

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	December 31, 2015	March 31, 2015 *
	(As Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $276,000)**	$5,287,316	$14,165,120
Marketable securities	3,921,690	5,278,752
Accounts receivable, less allowance for doubtful accounts of $183,000 and $222,000 (Delphax $1,838,000)**	14,969,012	9,534,563
Notes and other receivables-current	954,240	816,606
Income tax receivable	-	195,000
Inventories (Delphax $4,869,000)**	11,557,592	7,789,649
Deferred income taxes	216,559	278,000
Prepaid expenses and other (Delphax $612,000)**	1,189,235	612,334
Total Current Assets	38,095,644	38,670,024

Investments in Available-For-Sale Securities	4,744,406	-

Property and Equipment, net (Delphax $391,000)**	4,516,440	2,571,499

Cash Surrender Value of Life Insurance Policies	2,110,830	1,990,671
Other Assets (Delphax $29,000)**	289,967	224,188
Total Assets	$49,757,287	$43,456,382

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable (Delphax $1,197,000)**	$5,629,318	$4,715,708
Income tax payable (Delphax $170,000)**	872,267	-
Accrued expenses (Delphax $1,982,000)**	5,456,011	3,529,451
Short-term debt (Delphax $208,000)**	208,000	-
Total Current Liabilities	12,165,596	8,245,159

Long-term Debt (Delphax $11,000)**	11,000	5,000,000
Deferred Income Taxes	416,000	416,000
Other Non-current Liabilities (Delphax $49,000)**	53,690	-

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized,	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 shares issued and outstanding	593,131	593,131
Additional paid-in capital	4,936,518	4,929,090
Retained earnings	30,191,545	24,407,915
Accumulated other comprehensive loss	(37,743)	(134,913)
Total Air T, Inc. Stockholders' Equity	35,683,451	29,795,223
Non-controlling Interests	1,427,550	-
Total Equity	37,111,001	29,795,223
Total Liabilities and Equity	$49,757,287	$43,456,382

* Derived from audited consolidated financial statements

** Amounts related to Delphax as of December 31, 2015

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

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (AS RESTATED)

	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	interest	Equity
Balance, March 31, 2014	2,355,027	$588,756	$4,855,093	$21,923,988	$(7,780)	$-	$27,360,057

Net income	-	-	-	3,339,551	-	-	3,339,551

Unrealized gain from marketable securities, net of tax	-	-	-	-	347,717	-	347,717

Exercise of stock options	15,000	3,750	120,600	-	-	-	124,350

Compensation expense related to stock options	-	-	8,957	-	-	-	8,957

Repurchase of stock options	-	-	(130,335)	-	-	-	(130,335)

Balance, December 31, 2014	2,370,027	$592,506	$4,854,315	$25,263,539	$339,937	$-	$31,050,297

	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	interest	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Initial consolidation of Delphax	-	-	-	-	-	1,713,000	1,713,000

Net income (loss)	-	-	-	5,783,630	-	(279,510)	5,504,120

Unrealized gain from marketable securities, net of tax	-	-	-	-	109,230	-	109,230

Foreign currency translation	-	-	-	-	(12,060)	(5,940)	(18,000)

Funding on residual sharing agreements	-	-	7,428	-	-	-	7,428

Balance, December 31, 2015 (As Restated)	2,372,527	$593,131	$4,936,518	$30,191,545	$(37,743)	$1,427,550	$37,111,001

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

1A.	Restatement of Previously Issued Consolidated Financial Statements

Pursuant to a Securities Purchase Agreement dated as of October 2, 2015 (the “Securities Purchase Agreement”) among the Company, Delphax Technologies Inc. (“Delphax”) and its subsidiary, Delphax Technologies Canada Limited (“Delphax Canada”), on November 24, 2015 (the “Closing Date”), the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax Canada for a combination of cash and the outstanding principal of $500,000 and accrued and unpaid interest under a 90-Day Senior Subordinated Note purchased at face value by the Company from Delphax Canada on October 2, 2015 pursuant to the Securities Purchase Agreement and (ii) for $1,050,000 in cash a total of 43,000 shares of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments, and has no liquidation preference over shares of common stock of Delphax. No dividends are required to be paid with respect to the shares of Series B Preferred Stock, except that ratable dividends (on an as-converted basis) are to be paid in the event that dividends are paid on the common stock of Delphax. Based on the number of shares of Delphax common stock outstanding at the Closing Date, the number of shares of common stock underlying the Series B Preferred Stock purchased by the Company represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company. Holders of the Series B Preferred Stock, voting as a separate class, were initially entitled to elect (and exercise rights of removal and replacement with respect to) three-sevenths of the board of directors of Delphax, and after June 1, 2016 the holders of the Series B Preferred Stock, voting as a separate class, were entitled to elect (and to exercise rights of removal and replacement with respect to) four-sevenths of the members of the board of directors of Delphax. The Warrant expires on November 24, 2021 and provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock.

The condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016 (“Original Filing”), reflect the consolidation of Delphax with the Company and its subsidiaries from the November 24, 2015 Closing Date. Such condensed consolidated financial statements also reflect an attribution of 62% of Delphax’s loss for periods commencing as of the Closing Date to non-controlling interests in the determination of consolidated net income attributable to Air T, Inc. stockholders. Such attribution was based on the Company’s ownership of the Series B Preferred Stock, which represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company.

We have concluded that it was not appropriate to base attribution solely on our ownership of the Series B Preferred Stock and that our attribution methodology should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. As disclosed above, the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.  The effect of interest expense arising under the Senior Subordinated Note and of other intercompany transactions are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a variable interest entity.

As a result of the application of the above-described attribution methodology, for the three and nine months ended December 31, 2015, the attribution of Delphax losses to non-controlling interests should have been 33%.

In addition, we are also correcting an otherwise immaterial error associated with our elimination of intercompany interest charged by Air T, Inc. to Delphax Canada under the Senior Subordinated Note.

This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements at December 31, 2015 and for the three and nine months ended December 31, 2015 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest and to correct and expand related disclosures.

The combined impacts of all the adjustments to the applicable line items in our unaudited condensed consolidated financial statements for the periods covered by this Form 10Q/A are provided in the tables below.

Financial Statement Presentation

In addition to the restatement of our unaudited condensed consolidated financial statements, we have also restated the following Notes for the effects of the errors above or, as indicated, amended Notes to include additional relevant disclosures.

●	Note 2. Acquisition of Interests in Delphax (As Amended)
●	Note 4. Net Earnings Per Share (As Restated)
●	Note 9. Variable Interest Entities (As Restated)

The following tables present the effect of the correction of the error on selected line items of our previously reported unaudited condensed consolidated financial statements at December 31, 2015 and for the three and nine months ended December 31, 2015:

	As Previously Reported	As Restated

Consolidated Balance Sheet Information (at December 31, 2015):
Retained earnings	$30,437,175	$30,191,545
Accumulated other comprehensive loss	(32,683)	(37,743)
Total Air T, Inc. stockholders' equity	35,934,141	35,683,451
Non-controlling interests	1,176,860	1,427,550
Total equity	37,111,001	37,111,001
Total liabilities and equity	49,757,287	49,757,287
Consolidated Statement of Income (Loss) (For the three months ended December 31, 2015):
Net loss attributable to non-controlling interests	$525,140	$279,510
Net income attributable to Air T, Inc. stockholders	2,971,340	2,725,710
Earnings per share - basic	1.25	1.15
Earnings per share - diluted	1.24	1.14
Consolidated Statement of Comprehensive Income (For the three months ended December 31, 2015):
Comprehensive loss attributable to non-controlling interests	$536,140	$285,450
Comprehensive income attributable to Air T, Inc. stockholders	3,628,086	3,377,396
Consolidated Statement of Income (Loss) (For the nine months ended December 31, 2015):
Net loss attributable to non-controlling interests	$525,140	$279,510
Net income attributable to Air T, Inc. stockholders	6,029,260	5,783,630
Earnings per share - basic	2.54	2.44
Earnings per share - diluted	2.52	2.41
Consolidated Statement of Comprehensive Income (For the nine months ended December 31, 2015):
Comprehensive loss attributable to non-controlling interests	$536,140	$285,450
Comprehensive income attributable to Air T, Inc. stockholders	6,131,490	5,880,800

1.	Financial Statement Presentation

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

2.	Acquisition of Interests in Delphax (As Amended)

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

Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to the Company under the Senior Subordinated Note or the Company continues to hold a specified number of the Series B Preferred Stock and interests in the Warrant sufficient to permit it to acquire up to 50% of the number of shares of Series B Preferred Stock initially purchasable under the Warrant (or holds shares of Series B Preferred Stock acquired in connection with the exercise of the Warrant equal to 50% of the number of shares of Series B Preferred Stock initially purchasable under the Warrant), then

●

holders of the Series B Preferred Stock, voting as a separate class, would be entitled to elect (and exercise rights of removal and replacement with respect to) three-sevenths of the board of directors of Delphax, and after June 1, 2016 the holders of the Series B Preferred Stock, voting as a separate class, would be entitled to elect (and to exercise rights of removal and replacement with respect to) four-sevenths of the members of the board of directors of Delphax; and

●	without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions.

Pursuant to the provision described above, beginning on November 24, 2015, three designees of the Company were elected to the board of directors of Delphax, which had a total of seven members following their election.

The Warrant expires on November 24, 2021. In the event that Delphax were to declare a cash dividend on its common stock, the Warrant provides that the holder of the Warrant would participate in the dividend as if the Warrant had been exercised in full and the shares of Series B Preferred Stock acquired upon exercise had been fully converted into Delphax common stock. The Warrant provides that, prior to any exercise of the Warrant, the holder of the Warrant must first make a good faith written tender offer to existing holders of Delphax common stock to purchase an aggregate amount of common stock equal to the number of shares of common stock issuable upon conversion of the Series B Preferred Stock that would be purchased upon such exercise of the Warrant. The Warrant requires that the per share purchase price to be offered in such tender offer would be equal to the then-current exercise price of the Warrant divided by the then-current conversion rate of the Series B Preferred Stock. To the extent that shares of common stock are purchased by the holder in the tender offer, the amount of shares of Series B Preferred Stock purchasable under the Warrant held by such holder is to be ratably reduced. The Warrant is to provide that it may be exercised for cash, by surrender of principal and interest under the Senior Subordinated Note equal to 0.95 times the aggregate exercise price or by surrender of a portion of the Warrant having a value equal to the aggregate exercise price based on the difference between the Warrant exercise price per share and an average market value, measured over a 20-trading day period, of Delphax common stock that would be acquired upon conversion of one share of Series B Preferred Stock.

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

The Company determined that it was reasonable to use the price which it paid for its equity interest as the basis for estimating the total fair value of Delphax’s equity as of November 24, 2015 acquisition date. The effect of the Company’s equity and debt investments of $1,050,000 and $2,500,000, respectively, are not reflected in the above table. As such, the amounts presented reflect the fair values of Delphax’s assets and liabilities immediately prior to the Company’s investments. The net assets amount presented above is the estimated acquisition date fair value of the non-controlling interests in Delphax.

Delphax’s debt immediately prior to the acquisition included approximately $508,000 due under the 90-Day Senior Subordinated Note. The goodwill is not tax deductible for income tax purposes.

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

4.	Net Earnings Per Share (As Restated)

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(As Restated)*		(As Restated)*

Net earnings attributable to Air T, Inc. Stockholders, as previously stated	$2,971,340	$1,448,453	$6,029,260	$3,339,551
Net earnings attributable to Air T, Inc. Stockholders, as restated	$2,725,710	$1,448,453	$5,783,630	$3,339,551
Earnings Per Share:
Basic, as previously stated	$1.25	$0.61	$2.54	$1.42
Basic, as restated	$1.15	$0.61	$2.44	$1.42
Diluted, as previously stated	$1.24	$0.61	$2.52	$1.41
Diluted, as restated	$1.14	$0.61	$2.41	$1.41
Weighted Average Shares Outstanding:
Basic	2,372,527	2,357,637	2,372,527	2,355,901
Diluted	2,396,999	2,381,214	2,396,645	2,373,500

* Earnings per common share have been restated for the three and nine-month periods ended December 31, 2015. See Note 1A.

For the three and nine-month periods ended December 31, 2015 and 2014, there were no stock options outstanding that were anti-dilutive.

5.	Investment Securities Available For Sale

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

9.	Variable Interest Entities (As Restated)

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

After considering all relevant facts and circumstances, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. While various factors informed the Company’s determination, the Company assigned considerable weight to both 1) the shortness of time until June 1, 2016 when the Company would become entitled to elect four-sevenths of the members of the board of directors of Delphax and 2) the anticipated financial significance of Delphax’s activities in the periods subsequent to June 1, 2016. Since the Company became Delphax’s primary beneficiary on November 24, 2015, the Company consolidated Delphax in its consolidated financial statements beginning on that date.

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

We determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. As disclosed in Note 2, the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.  The effect of interest expense arising under the Senior Subordinated Note and of other intercompany transactions are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a VIE.

As a result of the application of the above-described attribution methodology, for the three and nine months ended December 31, 2015, the attribution of Delphax losses to non-controlling interests was 33%.

10.	Geographical Information

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of December 31, 2015 and March 31, 2015:

	December 31,	March 31,
	2015	2015
United States, the Company’s country of domicile	$4,135,440	$2,571,499
Foreign	381,000	-
Total tangible long-lived assets	$4,516,440	$2,571,499

11.	Segment Information

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

Overnight Air Cargo.

At December 31, 2015, MAC and CSA operated a total of 18 ATR aircraft and a total of 61 Cessna Caravan aircraft under agreements with FedEx Corporation. In January 2016, FedEx advised MAC that effective at the end of February 2016 it would be transferring an ATR aircraft operated by MAC to another feeder operator to meet scheduling needs. The administrative revenue related to an ATR aircraft is significantly greater than the administrative revenue related to the operation of a Cessna Caravan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (As Restated)

As discussed in the Explanatory Note in this Form 10-Q/A and in Note 1A of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures at and for the three and nine months ended December 31, 2016. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Attribution of net income or loss of partially-owned consolidated entities: In the case of Delphax, we determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.  The effect of interest expense arising under the Senior Subordinated Note and of other intercompany transactions are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a variable interest entity.

The above-described attribution methodology applies only to our investments in Delphax. We establish the appropriate attribution methodology on an entity-specific basis.

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

Pretax earnings increased $1,806,000 (84%) to $3,945,000 for the three-month period ended December 31, 2015 compared to the prior year comparable period, primarily due to higher GGS deicer sales and profitability and the impact of the new dry-lease agreements with FedEx. Net income attributable to Air T, Inc. stockholders (that is, net income after adjustment to eliminate the net loss attributable to the non-controlling interests in Delphax) increased $1,277,000 (88%) to $2,726,000 for the three-month period ended December 31, 2015 compared to the prior year comparable period.

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

Pretax earnings increased $3,537,000 to $8,371,000 for the nine-month period ended December 31, 2015 compared to the prior comparable period. Net income attributable to Air T, Inc. stockholders increased $2,444,000 (73%) to $5,784,000 for the nine-month period ended December 31, 2015 compared to the prior-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures (As Amended)

In connection with the preparation of the Original Filing, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. At the time the Original Filing was filed on February 5, 2016, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2015.

Subsequent to that evaluation, management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2015. As a result of this reassessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in internal control over financial reporting which existed as of December 31, 2015:

●

we did not establish an appropriate methodology for attributing the net income or loss of Delphax to the non-controlling interests. Specifically, our attribution was based solely on our ownership of the Series B Preferred Stock rather than on a methodology that gave appropriate consideration to all of Air T’s investments in Delphax and Delphax Canada. As a result of our failure to establish an appropriate attribution methodology it was necessary to restate our unaudited condensed consolidated financial statements as included in the Original Filing; and

●

a lack of effective internal controls for the analysis of the accounting guidance applicable to recognition of our investments in Delphax. Specifically, our previous conclusions that Delphax was a VIE and that Air T was Delphax’s primary beneficiary were based in part on considerations which were not supportable under GAAP.

The Company’s development of its plan to remediate these material weaknesses is ongoing. While such plan has not yet been finalized, the Company anticipates that its plan will include the further engagement of accounting consultants to assist the Company with respect to accounting for complex accounting transactions.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits (As Amended)

(a)	Exhibits

No.	Description

10.1

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2015 (Commission File No. 001-35476)

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

Date: October 13, 2017

/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and President

/s/ Candice Otey
Candice Otey, Chief Financial Officer

AIR T, INC.

EXHIBIT INDEX (AS AMENDED)

No.	Description

10.1

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2015 (Commission File No. 001-35476)

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