Form 10-K/A
period 2016-03-31
AIR T INC
filed 2017-10-13
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

5930 Balsom Ridge Road, Denver, North Carolina 28037

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

EXPLANATORY NOTE

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2016 (“Original Filing”), to restate our audited consolidated financial statements and related footnote disclosures at March 31, 2016 and for the fiscal year ended March 31, 2016. The previously filed consolidated financial statements for those periods should no longer be relied upon. This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

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

The consolidated financial statements included in the Original Filing reflect the consolidation of Delphax with the Company and its subsidiaries from the Closing Date. Such consolidated financial statements also reflected an attribution of 62% of Delphax’s loss for periods commencing as of the Closing Date to non-controlling interests in the determination of consolidated net income attributable to Air T, Inc. stockholders. Such attribution was based on the Company’s ownership of the Series B Preferred Stock, which represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company.

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

As a result of the application of such methodology, for the fiscal year ended March 31, 2016 the attribution of Delphax losses to non-controlling interests should have been 33%.

In addition, we are also correcting an otherwise immaterial error associated with our elimination of intercompany interest charged by Air T, Inc. to Delphax Canada under the Senior Subordinated Note. We are also correcting an inadvertent transposition of the entries for the fiscal year ended March 31, 2016 for “proceeds from sale of property and equipment” and “capital expenditures” in the presentation of cash flows from investing activities on our Consolidated Statements of Cash Flows (which correction does not affect the reported amount of net cash used in investing activities for that period).

This Form 10-K/A is being filed to restate our audited consolidated financial statements at March 31, 2016 and for the fiscal year ended March 31, 2016 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest, to correct the transposition of entries on the Consolidated Statements of Cash Flow described above and to correct and expand related disclosures.

Restatement of Other Financial Statements

We are concurrently filing (i) an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2015 (the “Q3 2016 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at and for the three and nine months ended December 31, 2015 and to amend certain other items within that report, (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Q1 2017 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at June 30, 2016 and March 31, 2016 and for the three months ended June 30, 2016 and to amend certain other items within that report, (iii) an amendment to our Quarterly Report on Form 10-Q for the period ended September 30, 2016 (the “Q2 2017 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016 and to amend certain other items within that report, and (iv) an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2016 (the “Q3 2017 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 and to amend certain other items within that report.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2016, with respect to procedures for the determination of the appropriate attribution of Delphax losses to non-controlling interests and with respect to our analysis of the applicable accounting guidance applicable to recognition of our investments in Delphax. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at March 31, 2016, as discussed in Part II, Item 9A of this Form 10-K/A.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement described above. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part I, Item 1A. Risk Factors
B.	Part II, Item 6. Selected Financial Data
C.	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
D.	Part II, Item 8. Financial Statements and Supplementary Data
E.	Part II, Item 9A. Controls and Procedures
F.	Part IV, Item 15 Exhibits and Financial Statement Schedules

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-K/A. In addition, Part III, Item 10 Directors, Executive Officers and Corporate Governance was updated to reflect that our proxy statement for our 2016 annual meeting of stockholders has been filed and the Exhibit Index has been appropriately updated.

AIR T, INC. AND SUBSIDIARIES

2016 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.      Business .

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

Leasing .

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

Item 1A.      Risk Factors. (As Amended)

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

We have identified material weaknesses related to our internal controls and there can be no assurance that material weaknesses will not be identified in the future.

As described elsewhere in Part II, Item 9A of this report, we have identified material weaknesses with respect to our accounting for our investments in Delphax which existed at March 31, 2016. As a result of an error in the accounting for the attribution of net loss of Delphax attributable to non-controlling interests, we restated our consolidated financial statements at and for the fiscal year ended March 31, 2016, and the selected quarterly financial data for the final two quarters in the fiscal year then ended, as well as our condensed consolidated financial statements for the three and nine months ended December 31, 2015, the three months ended June 30, 2016, the three and six months ended September 30, 2016 and the three and nine months ended December 31, 2016 and selected consolidated balance sheet data at December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016.

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

Item 6.      Selected Financial Data. (As Restated)

(In thousands, except per share amounts)

	Year Ended March 31,
	2016	2015	2014	2013	2012	2011
	(As Restated)*
Statements of Operations Data:
Operating revenues	$148,212	$112,181	$100,772	$103,064	$89,382	$83,362

Net income¹	4,414	2,484	1,467	1,670	1,350	2,138

Basic earnings per share¹	1.86	1.05	0.61	0.68	0.55	0.88

Diluted earnings per share¹	1.84	1.04	0.60	0.68	0.55	0.87

Dividend declared per share	-	-	0.30	0.25	0.25	0.33

Balance sheet data (at period end):
Total assets	52,155	43,456	37,221	36,055	35,083	34,221

Long-term debt	5	5,000	-	-	-	8

Stockholders' equity¹	34,231	29,795	27,360	28,124	27,053	26,241

¹ For 2016, amount disclosed is that amount attributable to Air T, Inc. stockholders.

* Selected financial data for 2016 has been restated to correct certain misstatements. See Note 1A of Notes to Consolidated Financial Statements, included in Part I, Item 8 of this Form 10-K/A, for information about the restatement.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations. (As restated)

As discussed in the Explanatory Note in this Form 10-K/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, we are restating our consolidated financial statements and related disclosures at and for the fiscal year ended March 31, 2016. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Net income attributable to Air T, Inc. stockholders for fiscal year 2016 was $4,414,000, or $1.84 per diluted share, compared to $2,484,000, or $1.04 per diluted share, for fiscal year 2015.

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

Business Combinations. The Company accounts for business combinations in accordance with FASB Codification Section 805 (“ASC 805”) Business Combinations . Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the estimated fair value of the acquiree’s equity over the identifiable net assets acquired. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section of the Company’s consolidated balance sheet.

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

 Item 8.      Financial Statements and Supplementary Data. (As Restated)

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

As discussed in Note 1A to the consolidated financial statement, the accompanying financial statements at and for the year ended March 31, 2016 have been restated.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

June 29, 2016, except for the effects of the restatement discussed in Note 1A, as to which the date is October 13, 2017.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (AS RESTATED)

	Year Ended March 31,
	2016	2015
	(As Restated)*
Operating Revenues:
Overnight air cargo	$68,226,891	$49,864,547
Ground equipment sales	51,175,818	41,770,395
Ground support services	24,834,616	20,546,216
Printing equipment and maintenance	3,954,797	-
Leasing	19,816	-
	148,211,938	112,181,158

Operating Expenses:
Flight-air cargo	35,990,031	22,219,794
Maintenance-air cargo	23,597,111	22,889,035
Ground equipment sales	38,060,345	31,949,363
Ground support services	20,752,753	17,495,471
Printing equipment and maintenance	3,611,024	-
Research and development	777,942	-
General and administrative	18,139,830	14,222,996
Depreciation, amortization and impairment	1,257,207	856,911
Gain on sale of property and equipment	(5,968)	(869,116)
	142,180,275	108,764,455

Operating Income	6,031,663	3,416,703

Non-operating Income:
Gain on sale of marketable securities	49,720	8,487
Foreign currency gain, net	79,654	-
Other investment income (loss), net	73,115	(10,265)
Interest expense and other	(80,743)	-
	121,746	(1,778)

Income Before Income Taxes	6,153,409	3,414,926

Income Taxes	2,395,452	931,000

Net Income	3,757,957	2,483,926

Net Loss Attributable to Non-controlling Interests	655,953	-

Net Income Attributable to Air T, Inc. Stockholders	$4,413,910	$2,483,926

Earnings Per Share:
Basic	$1.86	$1.05
Diluted	$1.84	$1.04

Weighted Average Shares Outstanding:
Basic	2,372,527	2,359,610
Diluted	2,396,824	2,379,928

See notes to consolidated financial statements.

* The Consolidated Statement of Income for the year ended March 31, 2016 has been restated. See Note 1A.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (AS RESTATED)

	Twelve Months Ended March 31,
	2016	2015
	(As Restated)*

Net Income	$3,757,957	$2,483,926

Other comprehensive income (loss):

Foreign currency translation loss	(78,004)	-

Unrealized gains (losses) on marketable securities	23,182	(209,215)

Tax effect of unrealized (gains) losses on marketable securities available for sale	(8,346)	76,566

Total unrealized gain (loss) on marketable securities, net of tax	14,836	(132,649)

Reclassification of gains on marketable securities included in net income	49,720	8,487

Tax effect of reclassification on marketable securities included in net income	(17,899)	(2,970)

Reclassification adjustment for realized gains, net of tax	31,821	5,517

Total Other Comprehensive Loss	(31,347)	(127,133)

Total Comprehensive Income	3,726,610	2,356,793

Comprehensive Loss Attributable to Non-controlling Interests	681,694	-

Comprehensive Income Attributable to Air T, Inc. Stockholders	$4,408,304	$2,356,793

See notes to consolidated financial statements.

* The Consolidated Statement of Comprehensive Income for the year ended March 31, 2016 has been restated. See Note 1A.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	March 31, 2016	March 31, 2015
	(As Restated)*
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $249,528)**	$5,345,455	$13,388,767
Marketable securities	4,944,572	5,278,752
Restricted cash	820,651	776,353
Accounts receivable, less allowance for doubtful accounts of $426,000 and $222,000 (Delphax $1,433,494)**	12,303,128	9,534,563
Notes and other receivables-current	592,721	816,606
Income tax receivable	719,899	195,000
Inventories (Delphax $4,642,298)**	12,274,104	7,789,649
Deferred income taxes	291,000	278,000
Prepaid expenses and other ($1,034,067)**	1,668,004	612,334
Total Current Assets	38,959,534	38,670,024

Investments in Available-For-Sale Securities	4,711,343	-

Property and Equipment, net (Delphax $625,684)**	4,577,774	2,571,499
Cash Surrender Value of Life Insurance Policies	2,100,057	1,990,671
Notes and other receivables-long-term	103,996	-
Other Assets (Delphax $26,020)**	317,528	224,188
Intangible assets, net (Delphax $1,109,112)**	1,109,112	-
Goodwill (Delphax $275,408)**	275,408	-
Total Assets	$52,154,752	$43,456,382

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $1,684,802)**	$7,003,660	$4,715,708
Income tax payable (Delphax $11,312)**	11,312	-
Accrued expenses (Delphax $1,926,340)**	6,842,874	3,529,451
Short-term debt (Delphax $1,859,300)**	1,859,300	-
Total Current Liabilities	15,717,146	8,245,159

Long-Term Debt (Delphax $4,835)**	4,835	5,000,000
Deferred Income Taxes	546,000	416,000
Other Non-current Liabilities (Delphax $606,358)**	615,241	-

Commitments and Contingencies (Notes 8, 11, and 22)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 shares issued and outstanding	593,131	593,131
Additional paid-in capital	4,956,171	4,929,090
Retained earnings	28,821,825	24,407,915
Accumulated other comprehensive loss, net	(140,519)	(134,913)
Total Air T, Inc. Stockholders' Equity	34,230,608	29,795,223
Non-controlling Interests	1,040,922	-
Total Equity	35,271,530	29,795,223
Total Liabilities and Equity	$52,154,752	$43,456,382

See notes to consolidated financial statements.

* The Consolidated Balance Sheet as of March 31, 2016 has been restated. See Note 1A.

** Amounts related to Delphax as of March 31, 2016.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

	Year Ended March 31,
	2016	2015
	(As Restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,757,957	$2,483,926
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(49,720)	(8,487)
Gain on sale of property and equipment	(5,968)	(869,116)
Change in accounts receivable and inventory reserves	(462,439)	(370,756)
Depreciation, amortization and impairment	1,257,207	856,911
Change in cash surrender value of life insurance	(109,386)	(103,060)
Deferred income taxes	90,484	(372,000)
Warranty reserve	140,768	169,683
Compensation expense related to stock options	29,334	8,958
Change in operating assets and liabilities:
Accounts receivable	(1,530,289)	640,944
Notes receivable and other non-trade receivables	119,889	871,882
Inventories	(877,993)	3,760,133
Prepaid expenses and other assets	(422,547)	147,659
Accounts payable	605,940	(1,710,347)
Accrued expenses	1,217,786	767,231
Income taxes payable/ receivable	(524,900)	566,000
Non-current liabilities	(21,606)	-
Total adjustments	(543,440)	4,355,635
Net cash provided by operating activities	3,214,517	6,839,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(4,481,030)	(4,527,784)
Proceeds from sale of marketable securities	226,759	515,045
Net cash flow from business combination	78,000	-
Proceeds from sale of property and equipment	200,634	3,358,660
Capital expenditures	(1,246,071)	(799,666)
Decrease in restricted cash	(44,298)	(526,352)
Net cash used in investing activities	(5,266,006)	(1,980,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	14,296,108	6,330,888
Payment on line of credit	(19,302,273)	(1,330,888)
Proceeds from line of credit - Delphax	1,832,600	-
Payment of debt - Delphax	(2,827,609)	-
Proceeds from funding of lease	7,428	-
Repurchase of stock options	-	(130,335)
Proceeds from exercise of stock options, net of excess tax benefit	-	150,750
Net cash (used in) provided by financing activities	(5,993,746)	5,020,415

Effect of foreign currency exchange rates on cash and cash equivalents	1,923	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,043,312)	9,879,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,388,767	3,508,888
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,345,455	$13,388,767

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$1,288,474	$1,132,115

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Non-controlling interests in acquired business	$1,712,935	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$47,052	$19,000
Income taxes	2,827,000	737,000

See notes to consolidated financial statements.

* The Consolidated Statement of Cash Flow for the year ended March 31, 2016 has been restated. See Note 1A.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED MARCH 31, 2016 AND 2015 (AS RESTATED) *

	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	interests	Equity
Balance, March 31, 2014	2,355,027	$588,756	$4,855,093	$21,923,988	$(7,780)	$-	$27,360,057

Net income	-	-	-	2,483,926	-	-	2,483,926

Unrealized loss from marketable securities, net of tax	-	-	-	-	(127,133)	-	(127,133)

Exercise of stock options	17,500	4,375	146,375	-	-	-	150,750

Compensation expense related to stock options	-	-	8,958	-	-	-	8,958

Tax effect from exercise, forfeiture and repurchase of stock options	-	-	49,000	-	-	-	49,000

Repurchase of stock options	-	-	(130,335)	-	-	-	(130,335)

Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Initial consolidation of Delphax	-	-	-	-	-	1,712,935	1,712,935

Net income (loss)	-	-	-	4,413,910	-	(655,953)	3,757,957

Unrealized gain from marketable securities, net of tax	-	-	-	-	46,657	-	46,657

Foreign currency translation loss	-	-	-	-	(52,263)	(25,741)	(78,004)

Funding on residual sharing agreements	-	-	7,428	-	-	-	7,428

Compensation expense related to stock options	-	-	19,653	-	-	9,681	29,334

Balance, March 31, 2016 (As Restated)	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

See notes to consolidated financial statements.

* The Consolidated Statement of Equity for the year ended March 31, 2016 has been restated. See Note 1A.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2016 AND 2015 (AS RESTATED)

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

The consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2016 (“Original Filing”), reflect the consolidation of Delphax with the Company and its subsidiaries from the November 24, 2015 Closing Date. Such condensed consolidated financial statements also reflect an attribution of 62% of Delphax’s loss for periods commencing as of the Closing Date to non-controlling interests in the determination of consolidated net income attributable to Air T, Inc. stockholders. Such attribution was based on the Company’s ownership of the Series B Preferred Stock, which represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company.

The Company has concluded that the Company’s methodology in attributing 62% of Delphax’s net income or loss to non-controlling interests during the period of consolidation was not appropriate and that attribution should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Company’s policy with regarding attribution of Delphax’s net income or loss to non-controlling interests based on consideration of all of Air T’s investments in Delphax and Delphax Canada is set forth below in Note 1. Summary of Significant Accounting Policies (As Restated). As a result of the application of such policy, for the fiscal year ended March 31, 2016 the attribution of Delphax losses to non-controlling interests should have been 33%.

In addition, we are also correcting an otherwise immaterial error associated with our elimination of intercompany interest charged by Air T, Inc. to Delphax Canada under the Five-Year Senior Subordinated Promissory Note and an inadvertent transposition of entries in our Consolidated Statement of Cash Flows described below.

Accordingly, the Company is restating its consolidated financial statements at March 31, 2016 and for the fiscal year ended March 31, 2016, to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest, to correct an inadvertent transposition of the entries for the fiscal year ended March 31, 2016 for “proceeds from sale of property and equipment” and “capital expenditures” in the presentation of cash flows from investing activities on our Consolidated Statements of Cash Flows (which correction does not affect the reported amount of net cash used in investing activities for that period), and to correct and expand related disclosures.

The combined impacts of all the adjustments to the applicable line items in our consolidated financial statements for the periods covered by this Form 10K/A are provided in the tables below.

Financial Statement Presentation

In addition to the restatement of our consolidated financial statements, we have also restated the following Notes for the effects of the errors above.

●	Note 1. Summary of Significant Accounting Policies (As Restated)

●	Note 2. Earnings Per Common Share (As Restated)

●	Note 8. Acquisition of Interests in Delphax (As Restated)

●	Note 9. Variable Interest Entities (As Restated)

●	Note 19. Quarterly Financial Information (Unaudited) (As Restated)

The following tables present the effect of the correction of the error on selected line items of our previously reported consolidated financial statements at March 31, 2016 and for the fiscal year ended March 31, 2016:

	As Previously Reported	As Restated

Consolidated Balance Sheet Information (at March 31, 2016):
Additional paid-in capital	$4,947,665	$4,956,171
Retained earnings	29,350,980	28,821,825
Accumulated other comprehensive loss, net	(117,898)	(140,519)
Total Air T, Inc. stockholders' equity	34,773,878	34,230,608
Non-controlling interests	497,652	1,040,922
Total equity	35,271,530	35,271,530
Total liabilities and equity	52,154,752	52,154,752
Consolidated Statement of Income (Loss) (for the fiscal year ended March 31, 2016):
Net loss attributable to non-controlling interests	$1,185,108	$655,953
Net income attribuable to Air T, Inc. stockholders	4,943,065	4,413,910
Earnings per share - basic	2.08	1.86
Earnings per share - diluted	2.06	1.84
Consolidated Statement of Comprehensive Income (for the fiscal year ended March 31, 2016):
Comprehensive loss attributable to non-controlling interests	$1,233,470	$681,694
Comprehensive income attributable to Air T, Inc. stockholders	4,960,080	4,408,304
Consolidated Statement of Cash Flows (for the fiscal year ended March 31, 2016):
Proceeds from sale of property and equipment	$(1,246,071)	$200,634
Capital expenditures	200,634	(1,246,071)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

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

Marketable Securities – In accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities , and based on our intentions regarding these instruments, we classify all of our marketable equity securities as available-for-sale. Marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income. If we determine that an investment has other than a temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of comprehensive income. We regularly evaluate our investments for impairment using both quantitative and qualitative criteria. For equity securities we consider the length of time and magnitude of the amount of each security that is in an unrealized loss position. Other than our investment in Insignia Systems, Inc., all of our marketable securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

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

Attribution of net income or loss of partially-owned consolidated entities - In the case of Delphax, we determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.  The effect of interest expense arising under the Senior Subordinated Note and of other intercompany transactions are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a variable interest entity.

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

2.	EARNINGS PER COMMON SHARE (AS RESTATED)

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

	Year Ended March 31,
	2016	2015
	(As Restated)*

Net earnings attributable to Air T, Inc. Stockholders, as previously reported	$4,943,065	$2,483,926
Net earnings attributable to Air T, Inc. Stockholders, as restated	$4,413,910	$2,483,926
Earnings Per Share:
Basic, as previously reported	$2.08	$1.05
Basic, as restated	$1.86	$1.05
Diluted, as previously reported	$2.06	$1.04
Diluted, as restated	$1.84	$1.04
Weighted Average Shares Outstanding:
Basic	2,372,527	2,359,610
Diluted	2,396,824	2,379,928

* Earnings per common share have been restated for the year ended March 31, 2016. See Note 1A.

3.	MARKETABLE SECURITIES

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

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2016	2015

Salaries, wages and related items	$3,288,169	$1,571,347
Profit sharing	1,769,261	1,088,089
Health insurance	353,825	405,826
Warranty reserves	266,455	231,803
Other	1,165,164	232,386
Total	$6,842,874	$3,529,451

8.	ACQUISITION OF INTERESTS IN DELPHAX (AS RESTATED)

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

The Company’s initial accounting for its acquisition of interests in Delphax was, as of the date of the Original Filing incomplete. Therefore, as permitted by the applicable accounting guidance, the above amounts are provisional. Determination of the acquisition date fair values of certain of Delphax assets and liabilities, particularly inventories and the ARO liability (see Note 1) involves significant management judgment and is a time-intensive undertaking. The Company anticipates finalizing its accounting of this business combination in the first quarter of fiscal year 2017, but by no later than the end of the second fiscal 2017 quarter.

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

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 - Consolidation , an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

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

As a result of the application of the above-described attribution methodology, for the fiscal year ended March 31, 2016, the attribution of Delphax losses to non-controlling interests was 33%.

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

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (AS RESTATED)

(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			(As Restated)*	(As Restated)*
2016
Operating Revenues	$22,359	$44,654	$46,619	$34,581
Operating Income (Loss)	(1,049)	5,505	$3,890	(2,314)
Net Income (Loss), as previously reported	(736)	3,794	2,971	(1,086)
Net Income (Loss), as restated	(736)	3,794	2,726	(1,370)
Basic Earnings (Loss) per share, as previously reported	(0.31)	1.60	1.25	(0.46)
Basic Earnings (Loss) per share, as restated	(0.31)	1.60	1.15	(0.58)
Diluted Earnings (Loss) per share, as previously reported	(0.31)	1.58	1.24	(0.46)
Diluted Earnings (Loss) per share, as restated	(0.31)	1.58	1.14	(0.57)

2015
Operating Revenues	$21,779	$34,625	$30,893	$24,885
Operating Income (Loss)	99	2,597	2,141	(1,420)
Net Income (Loss)	73	1,818	1,448	(856)
Basic Earnings (Loss) per share	0.03	0.77	0.61	(0.36)
Diluted Earnings (Loss) per share	0.03	0.77	0.61	(0.36)

* Results of operations for the third and fourth quarter of 2016 have been restated. See Note 1A.

20.	GEOGRAPHICAL INFORMATION

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

On April 4, 2016, ATGL purchased two elan TM 500 printers from Delphax for $650,000 for lease to a third party. One of those acquired printers was subject to an existing lease to a third party (see Note 12) which has been assigned to ATGL.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures. (As Amended)

Disclosure Controls

In connection with the preparation of the Original Filing, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. At the time the Original Filing was filed on June 29, 2016, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2016.

Subsequent to that evaluation, management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2016. As a result of this reassessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting which existed as of March 31, 2016 and are described below. However, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2016, and consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of the Original Filing and under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation did not include an evaluation of effectiveness of internal controls over financial reporting with respect to Delphax. As described in Part I, Item 1 of this Form 10-K/A, we acquired equity and other interests in Delphax on November 24, 2015 and have determined that, even though Delphax was not a subsidiary of the Company, we had obtained control over Delphax in conjunction with the acquisition of the interests, and we have consolidated the relevant financial information of Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. Delphax’s operating revenues from the date of our investments through March 31, 2016 were approximately $3,955,000 (3% of consolidated operating revenues). Delphax’s total assets at March 31, 2016 were $9,372,000 (18% of consolidated total assets).

At the time the Original Filing was filed on June 29, 2016, based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded our internal control over financial reporting was effective as of March 31, 2016. Subsequent to that evaluation, management reassessed the effectiveness of our internal control over financial reporting as of March 31, 2016. As a result of this reassessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2016, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO, in light of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that, as of March 31, 2016, the following material weaknesses existed:

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

Item 9B.      Other Information.

None

PART III

Item 10.      Directors, Executive Officers and Corporate Governance. (As Amended)

Information concerning Directors and Executive Officers may be found under the captions “Proposal 1 – Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2016 annual meeting of stockholders (the “2016 Proxy Statement”), which was filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules (As Amended)

1.	Financial Statements

1.	Financial Statements

a.	The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
(ii)	Consolidated Balance Sheets as of March 31, 2016 and 2015 (As Restated)
(iii)	Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2016 and 2015
(As Restated)
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2016 and 2015 (As Restated)
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015 (As Restated)
(vi)	Notes to Consolidated Financial Statements (As Restated)

3.	Exhibits

No.	Description

3.1

Restated Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012 and Certificate of Designation dated December 15, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014 (Commission File No. 001-35476)

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission File No. 001-35476)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 1994 (Commission File No. 001-35476)

4.2

Rights Agreement, dated as of December 15, 2014, between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 15, 2014 (Commission File No. 001-35476)

10.1

Aircraft Dry Lease and Services Agreement effective as of June 1, 2015 between Federal Express Corporation and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (Commission File No. 001-35476) (Certain information has been omitted from this exhibit pursuant to the request for confidential treatment submitted to the Securities and Exchange Commission. The omitted information has been separately filed with the Securities and Exchange Commission.)

10.2

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.3

Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 001-35476)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 001-35476)

10.6

Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (Commission File No. 001-35476)

10.7

Credit Agreement dated April 1, 2015 between Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc. Global Aviation Services, LLC and Branch Banking and Trust Company., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2015 (Commission File No. 001-35476)

10.8

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2015 (Commission File No. 001-35476)

10.9

Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 001-35476)

10.10	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000* (Commission File No. 001-35476)

10.11

Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 001-35476)

10.12

Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 001-35476)

10.13

Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014* (Commission File No. 001-35476)

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

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

__________________

* Management compensatory plan or arrangement required to be filed as an exhibit to this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:	/s/ Candice Otey
Candice Otey, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: October 13, 2017

EXHIBIT INDEX (AS AMENDED)

No .	Description

No.	Description

3.1

Restated Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012 and Certificate of Designation dated December 15, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014 (Commission File No. 001-35476)

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission File No. 001-35476)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 1994 (Commission File No. 001-35476)

4.2

Rights Agreement, dated as of December 15, 2014, between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 15, 2014 (Commission File No. 001-35476)

10.1

Aircraft Dry Lease and Services Agreement effective as of June 1, 2015 between Federal Express Corporation and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (Commission File No. 001-35476) (Certain information has been omitted from this exhibit pursuant to the request for confidential treatment submitted to the Securities and Exchange Commission. The omitted information has been separately filed with the Securities and Exchange Commission.)

10.2

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.3

Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 001-35476)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 001-35476)

10.6

Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (Commission File No. 001-35476)

10.7

Credit Agreement dated April 1, 2015 between Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc. Global Aviation Services, LLC and Branch Banking and Trust Company., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2015 (Commission File No. 001-35476)

10.8

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2015 (Commission File No. 001-35476)

10.9

Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 001-35476)

10.10	Amendment No. 1 to Omnibus Securities Award Plan incorporated by reference to Exhibit 10 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2000* (Commission File No. 001-35476)

10.11

Form of Air T, Inc. Employee Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 001-35476)

10.12

Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 001-35476)

10.13

Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014* (Commission File No. 001-35476)

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

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