Form 10-Q/A
period 2016-06-30
AIR T INC
filed 2017-10-13
CIK 353184

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

EXPLANATORY NOTE

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2016 (“Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures at December 31, 2015 and March 31, 2016 and for the three months ended June 30, 2016. The previously filed consolidated financial statements for those periods should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

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

As a result of the application of the above-described attribution methodology, for the three months ended June 30, 2016, the attribution of Delphax losses to non-controlling interests should have been 32%.

In addition, we are also correcting otherwise immaterial errors associated with our elimination of intercompany transactions between Air T, Inc. and Delphax.

This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements at June 30, 2016 and for the three months ended June 30, 2016 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest and to correct and expand related disclosures.

Restatement of Other Financial Statements

We are concurrently filing (i) an amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K/A”) to similarly restate our audited consolidated financial statements and related financial information at and for the fiscal year ended March 31, 2016 and to amend certain other items within that report, (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2015 (the “2015 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at December 31, 2015 and for the three and nine months ended December 31, 2015 and to amend certain other items within that report, (iii) an amendment to our Quarterly Report on Form 10-Q for the period ended September 30, 2016 (the “Q2 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016 and to amend certain other items within that report, and (iv) an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2016 (the “Q3 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 and to amend certain other items within that report.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2016. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined by SEC regulations, were not effective at June 30, 2016, as discussed in Part I, Item 4 of this Form 10-Q/A.

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

AIR T, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Loss (Unaudited) Three Months Ended June 30, 2016 and 2015 (As Restated)	5

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) Three Months Ended June 30, 2016 and 2015 (As Restated)	6

	Condensed Consolidated Balance Sheets June 30, 2016 (Unaudited) and March 31, 2016 (As Restated)	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended June 30, 2016 and 2015	8

	Condensed Consolidated Statements of Equity (Unaudited) Three Months Ended June 30, 2016 and 2015 (As Restated)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited) (As Restated)	10-27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (As Restated)	28-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures (As Amended)	39

PART II

Item 5.	Other information	39

Item 6.	Exhibits (As Amended)	40
	Signatures	41
	Exhibit Index (As Amended)	42
	Certifications (As Amended)
	Interactive Data Files (As Restated)

 Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED) (AS RESTATED)

	Three Months Ended June 30,
	2016 (As Restated)	2015
Operating Revenues:
Overnight air cargo	$16,637,165	$12,889,190
Ground equipment sales	4,254,188	4,039,237
Ground support services	6,800,042	5,430,093
Printing equipment and maintenance	2,560,088	-
Leasing	241,770	-
	30,493,253	22,358,520

Operating Expenses:
Flight-air cargo	8,974,565	6,373,909
Maintenance-air cargo	5,445,904	5,208,164
Ground equipment sales	3,416,324	3,129,114
Ground support services	5,392,668	4,715,911
Printing equipment and maintenance	6,007,767	-
Research and development	510,960	-
General and administrative	5,828,946	3,806,928
Depreciation, amortization and impairment	1,989,601	178,617
Gain on sale of property and equipment	-	(5,024)
	37,566,735	23,407,619

Operating Loss	(7,073,482)	(1,049,099)

Non-operating Income (Expense):
Gain on sale of marketable securities	143,869	-
Foreign currency gain, net	91,790	-
Other-than-temporary impairment loss on investments	(1,502,239)	-
Other investment income (loss), net	42,693	(19,941)
Interest expense and other	(64,011)	-
	(1,287,898)	(19,941)

Loss Before Income Taxes	(8,361,380)	(1,069,040)

Income Taxes	(372,000)	(333,000)

Net Loss	(7,989,380)	(736,040)

Net Loss Attributable to Non-controlling Interests	$2,237,909	$-

Net Loss Attributable to Air T, Inc. Stockholders	$(5,751,471)	$(736,040)

Loss Per Share:
Basic	$(2.42)	$(0.31)
Diluted	$(2.42)	$(0.31)

Weighted Average Shares Outstanding:
Basic	2,372,527	2,372,527
Diluted	2,372,527	2,372,527

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED) (AS RESTATED)

	Three Months Ended June 30,
	2016 (As Restated)	2015

Net loss	$(7,989,380)	$(736,040)

Other comprehensive income (loss):

Foreign currency translation loss	(150,312)	-

Unrealized net losses on marketable securities	(981,370)	(439,298)

Tax effect of net unrealized losses on marketable securities	353,293	158,148

Total unrealized net loss on marketable securities, net of tax	(628,077)	(281,150)

Reclassification of other-than-temporary impairment losses on marketable securities included in net loss, net of gains on sale of marketable securities	1,358,370	-

Tax effect of reclassification	(489,012)	-

Reclassification adjustment, net of tax	869,358	-

Total Other Comprehensive Income (Loss)	90,969	(281,150)

Total Comprehensive Loss	(7,898,411)	(1,017,190)

Comprehensive Loss Attributable to Non-controlling Interests	2,285,699	-

Comprehensive Loss Attributable to Air T, Inc. Stockholders	$(5,612,712)	$(1,017,190)

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	June 30, 2016	March 31, 2016 *
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $495,668 and $249,528)**	$3,969,976	$5,345,455
Marketable securities	4,780,300	4,944,572
Restricted cash	824,062	820,651
Accounts receivable, less allowance for doubtful accounts of $355,000 and $426,000 (Delphax $1,460,541 and $1,433,494)**	11,230,664	12,303,128
Notes and other receivables-current	1,056,929	592,721
Income tax receivable	1,136,720	719,899
Inventories (Delphax $2,834,609 and $4,642,298)**	15,199,716	12,274,104
Deferred income taxes	155,279	291,000
Prepaid expenses and other (Delphax $665,481 and $1,034,067)**	1,192,794	1,668,004
Total Current Assets	39,546,440	38,959,534

Investments in Available-For-Sale Securities	3,603,764	4,711,343

Property and Equipment, Net (Delphax $66,605 and $625,684)**	4,813,305	4,577,774
Cash Surrender Value of Life Insurance Policies	2,118,628	2,100,057
Notes and Other Receivables - Long Term	-	103,996
Other Assets (Delphax $0 and $26,020)**	291,818	317,528
Intangible Assets, Net (Delphax $0 and $1,109,112)**	-	1,109,112
Goodwill (Delphax $0 and $275,408)**	-	275,408
Total Assets	$50,373,955	$52,154,752

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable (Delphax $2,672,207 and $1,684,802)**	$8,896,453	$7,003,660
Income tax payable (Delphax $11,312 and $11,312)**	-	11,312
Accrued expenses (Delphax $4,409,633 and $1,926,340)**	8,035,357	6,842,874
Short-term debt (Delphax $2,177,827 and $1,859,300)**	2,177,827	1,859,300
Total Current Liabilities	19,109,637	15,717,146

Long-Term Debt	3,320,701	4,835
Deferred Income Taxes	546,000	546,000
Other Non-current Liabilities	24,498	615,241

Commitments and Contingencies (Notes 8 and 12)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,372,527 shares issued and outstanding	593,131	593,131
Additional paid-in capital	4,956,171	4,956,171
Retained earnings	23,070,354	28,821,825
Accumulated other comprehensive income (loss), net	(1,760)	(140,519)
Total Air T, Inc. Stockholders' Equity	28,617,896	34,230,608
Non-controlling Interests	(1,244,777)	1,040,922
Total Equity	27,373,119	35,271,530
Total Liabilities and Equity	$50,373,955	$52,154,752

* Derived from audited financial statements

**Amounts related to Delphax as of June 30, 2016 and March 31, 2016, respectively

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,989,380)	$(736,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	(143,869)	-
Gain on sale of property and equipment	-	(5,024)
Change in accounts receivable and inventory reserves	2,348,788	9,528
Depreciation, amortization and impairment	1,989,601	178,617
Change in cash surrender value of life insurance	(18,571)	(20,146)
Deferred income taxes	-	-
Warranty reserve	39,001	(22,440)
Other-than-temporary impairment loss on investments	1,502,239	-
Change in operating assets and liabilities:
Accounts receivable	1,117,413	(774,712)
Notes receivable	(406,552)	257,385
Inventories	(5,704,755)	(3,729,103)
Prepaid expenses and other assets	534,759	211,559
Accounts payable	1,864,793	639,787
Accrued expenses	744,233	78,301
Income taxes payable/receivable	(428,132)	(602,588)
Non-current liabilities	(207,494)	-
Total adjustments	3,231,454	(3,778,836)
Net cash used in operating activities	(4,757,926)	(4,514,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(924,623)	(1,070,456)
Proceeds from sale of marketable securities	1,215,105	-
Proceeds from sale of property and equipment	-	19,163
Capital expenditures	(519,569)	(219,496)
Increase in restricted cash	(3,411)	(3,316)
Net cash used in investing activities	(232,498)	(1,274,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	12,047,913	-
Payments on line of credit	(8,727,210)	(18,704)
Proceeds from line of credit - Delphax	313,692	-
Net cash provided by (used in) financing activities	3,634,395	(18,704)

Effect of foreign currency exchange rates on cash and cash equivalents	(19,450)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,375,479)	(5,807,685)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,345,455	13,388,767
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,969,976	$7,581,082

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$321,345	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,319	$20,497
Income taxes	56,133	269,701

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (AS RESTATED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Net loss	-	-	-	(736,040)	-	-	(736,040)

Net change from marketable securities, net of tax	-	-	-	-	(281,150)	-	(281,150)

Balance, June 30, 2015	2,372,527	$593,131	$4,929,090	$23,671,875	$(416,063)	$-	$28,778,033

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	interests	Equity
Balance, March 31, 2016 (As Restated)	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

Net loss	-	-	-	(5,751,471)	-	(2,237,909)	(7,989,380)

Net change from marketable securities, net of tax	-	-	-	-	241,281	-	241,281

Foreign currency translation loss	-	-	-	-	(102,522)	(47,790)	(150,312)

Balance, June 30, 2016 (As Restated)	2,372,527	$593,131	$4,956,171	$23,070,354	$(1,760)	$(1,244,777)	$27,373,119

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

The condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2016 (“Original Filing”), reflect the consolidation of Delphax with the Company and its subsidiaries from the November 24, 2015 Closing Date. Such condensed consolidated financial statements also reflect an attribution of 62% of Delphax’s loss for periods commencing as of the Closing Date to non-controlling interests in the determination of consolidated net income attributable to Air T, Inc. stockholders. Such attribution was based on the Company’s ownership of the Series B Preferred Stock, which represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company.

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

As a result of the application of the above-described attribution methodology, for the three months ended June 30, 2016, the attribution of Delphax losses to non-controlling interests should have been 32%.

In addition, we are also correcting otherwise immaterial errors associated with our elimination of intercompany transactions between Air T, Inc. and Delphax.

This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements at June 30, 2016 and for the three months ended June 30, 2016 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest and to correct and expand related disclosures.

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

●	Note 1. Financial Statement Presentation (As Restated)
●	Note 2. Acquisition of Interests in Delphax (As Amended)
●	Note 4. Net Earnings Per Share (As Restated)
●	Note 9. Variable Interest Entities (As Restated)

The following tables present the effect of the correction of the error on selected line items of our previously reported unaudited condensed consolidated financial statements at June 30, 2016 and March 31, 2016 and for the three months ended June 30, 2016:

	As Previously Reported	As Restated

Consolidated Balance Sheet Information (at June 30, 2016):
Additional paid-in capital	$4,947,665	$4,956,171
Retained earnings	25,674,678	23,070,354
Accumulated other comprehensive income (loss), net	66,309	(1,760)
Total Air T, Inc. stockholders' equity	31,281,783	28,617,896
Non-controlling interests	(3,908,664)	(1,244,777)
Total equity	27,373,119	27,373,119
Total liabilities and equity	50,373,955	50,373,955
Consolidated Balance Sheet Information (at March 31, 2016):
Additional paid-in capital	$4,947,665	$4,956,171
Retained earnings	29,350,980	28,821,825
Accumulated other comprehensive income (loss), net	(117,898)	(140,519)
Total Air T, Inc. stockholders' equity	34,773,878	34,230,608
Non-controlling interests	497,652	1,040,922
Total equity	35,271,530	35,271,530
Total liabilities and equity	52,154,752	52,154,752
Consolidated Statement of Income (Loss):
Net loss attributable to non-controlling interests	$4,313,078	$2,237,909
Net loss attributable to Air T, Inc. stockholders	(3,676,302)	(5,751,471)
Loss per share - basic	(1.55)	(2.42)
Loss per share - diluted	(1.55)	(2.42)
Consolidated Statement of Comprehensive Income:
Comprehensive loss attributable to non-controlling interests	$4,406,316	$2,285,699
Comprehensive loss attributable to Air T, Inc. stockholders	(3,492,095)	(5,612,712)

1.	Financial Statement Presentation (As Restated)

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

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended March 31, 2016. The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

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

The Company determined that it was reasonable to use the price which it paid for its equity interests as the basis for estimating the total fair value of Delphax’s equity as of November 24, 2015 acquisition date. The effect of the Company’s equity and debt investments of $1,050,000 and $2,500,000, respectively, are not reflected in the above table. As such, the amounts presented reflect the provisional fair values of Delphax’s assets and liabilities immediately prior to the Company’s investments. The net assets amount presented above is the estimated acquisition date fair value of the non-controlling interests in Delphax.

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

4.	Net Earnings (Loss) Per Share (As Restated)

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

The computation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended June 30,
	2016	2015
	(As Restated)*
Net loss attributable to Air T, Inc. Stockholders as previously stated	$(3,676,302)	$(736,040)
Net loss attributable to Air T, Inc. Stockholders as restated	$(5,751,471)	$(736,040)
Loss Per Share:
Basic, as previously stated	$(1.55)	$(0.31)
Basic, as restated	$(2.42)	$(0.31)
Diluted, as previously stated	$(1.55)	$(0.31)
Diluted, as restated	$(2.42)	$(0.31)
Weighted Average Shares Outstanding:
Basic	2,372,527	2,372,527
Diluted	2,372,527	2,372,527

* Earnings per common share have been restated for the three-month period ended June 30, 2016. See Note 1A.

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

After considering all relevant facts and circumstances, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. While various factors informed the Company’s determination, the Company assigned considerable weight to both 1) the shortness of time until June 1, 2016 when the Company would be entitled to elect four-sevenths of the members of the board of directors of Delphax and 2) the anticipated financials significance of Delphax’s activities in the periods subsequent to June 1, 2016. Since the Company became Delphax’s primary beneficiary on November 24, 2015, the Company consolidated Delphax in its consolidated financial statements beginning on that date.

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

Revenue and Expenses of Delphax . Delphax’s revenues and expenses are included in the Company’s consolidated financial statements beginning November 24, 2015. Revenues and expenses prior to the date of initial consolidation are excluded. The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income (loss) for the three months ended June 30, 2016.

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

Based on consideration of all relevant information available at the time of the Original Filing, including the assessment of the outside advisory firm and in light of its expected lack of profitability and current debt load, Delphax anticipates cooperating with senior and subordinated secured lenders to permit such lenders to initiate a formal receivership filing to commence an operating liquidation of Delphax Canada, Delphax’s primary, and sole manufacturing, subsidiary. Under the terms of the subordination agreement between the Company and the senior lender under the Senior Credit Agreement, until all indebtedness under the Senior Credit Agreement has been paid in full, the Company is restricted from initiating such a process. Such a process, if in fact commenced, would likely commence during the third or fourth quarter of calendar 2016 and play out over a period of approximately 90 days, though such periods could be materially longer under certain circumstances.

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

As a result of the application of the above-described attribution methodology, for the three months ended June 30, 2016, the attribution of Delphax losses to non-controlling interests was 32%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (As Restated)

As discussed in the Explanatory Note in this Form 10-Q/A and in Note 1A of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures at June 30, 2016 and March 31, 2016 and for the three months ended June 30, 2016. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

We added two other businesses during the second half of fiscal year 2016, both of which are reported in separate segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment, and in November 2015 we made equity and debt investments in Delphax Technologies Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment.

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

Based on consideration of all available relevant information at the time of the Original Filing, including the assessment of the outside advisory firm and in light of expected lack of profitability and current debt load, Delphax anticipates cooperating with senior and subordinated secured lenders to permit such lenders to initiate a formal receivership filing to commence an operating liquidation of Delphax Canada, Delphax’s primary, and sole manufacturing, subsidiary. Under the terms of the subordination agreement between the Company and the senior lender under the Senior Credit Agreement, until all indebtedness under the Senior Credit Agreement has been paid in full, the Company is restricted from initiating such a process. Such a process, if in fact commenced, would likely commence during the third or fourth quarter of calendar 2016 and play out over a period of approximately 90 days, though such periods could be materially longer under certain circumstances.

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

Attribution of net income or loss of partially-owned consolidated entities. In the case of Delphax, we determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.  The effect of interest expense arising under the Senior Subordinated Note and of other intercompany transactions are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a variable interest entity.

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

Item 4. Controls and Procedures (As Amended)

In connection with the preparation of the Original Filing, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. At the time the Original Filing was filed on August 15, 2016, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2016.

Subsequent to that evaluation, management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2016. As a result of this reassessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in internal control over financial reporting which existed as of June 30, 2016:

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits (As Amended)

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