Form 10-Q/A
period 2016-09-30
AIR T INC
filed 2017-10-13
CIK 353184

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

EXPLANATORY NOTE

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016 (“Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016. The previously filed consolidated financial statements for those periods should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

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

As a result of the application of such methodology, for the three and six months ended September 30, 2016 the attribution of Delphax losses to non-controlling interests should have been 33%.

In addition, we are also correcting otherwise immaterial errors associated with our elimination of intercompany transactions between Air T, Inc. and Delphax.

This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest and to correct and expand related disclosures.

Restatement of Other Financial Statements

We are concurrently filing (i) an amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K/A”) to similarly restate our audited consolidated financial statements and related financial information at and for the fiscal year ended March 31, 2016 and to amend certain other items within that report, (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2015 (the “2015 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at December 31, 2015 and for the three and nine months ended December 31, 2015 and to amend certain other items within that report, (iii) an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Q1 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at June 30, 2016 and March 31, 2016 and for the three months ended June 30, 2016 and to amend certain other items within that report, and (iv) an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2016 (the “Q3 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 and to amend certain other items within that report.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2016. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined by SEC regulations, were not effective at September 30, 2016, as discussed in Part I, Item 4 of this Form 10-Q/A.

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

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months and Six Months Ended September 30, 2016 and 2015 (As Restated)	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months and Six Months Ended September 30, 2016 and 2015 (As Restated)	6

	Condensed Consolidated Balance Sheets September 30, 2016 (Unaudited) and March 31, 2016 (As Restated)	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended September 30, 2016 and 2015	8

	Condensed Consolidated Statements of Equity (Unaudited) Six Months Ended September 30, 2016 and 2015 (As Restated)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited) (As Restated)	10-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (As Restated)	31-43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures (As Amended)	43

	PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits (As Amended)	45
	Signatures	46
	Exhibit Index (As Amended)
	Certifications (As Amended)
	Interactive Data Files (As Restated)

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED) (AS RESTATED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016 (As Restated)	2015	2016 (As Restated)	2015
Operating Revenues:
Overnight air cargo	$17,151,214	$17,385,753	$33,788,379	$30,274,943
Ground equipment sales	11,088,877	21,283,140	15,343,065	25,322,377
Ground support services	7,038,151	5,985,036	13,838,193	11,415,129
Printing equipment and maintenance	1,727,896	-	4,287,984	-
Commercial jet engines	1,295,107	-	1,295,107	-
Leasing	221,745	-	463,515	-
	38,522,990	44,653,929	69,016,243	67,012,449

Operating Expenses:
Flight-air cargo	10,023,521	9,399,757	18,998,086	15,773,666
Maintenance-air cargo	5,264,416	5,354,574	10,710,320	10,562,738
Ground equipment sales	8,759,677	15,471,306	12,176,001	18,600,420
Ground support services	5,762,634	5,062,546	11,155,302	9,778,457
Printing equipment and maintenance	1,116,964	-	7,124,731	-
Commercial jet engines	787,539	-	787,539	-
Leasing	49,460	-	49,460	-
Research and development	239,922	-	750,882	-
General and administrative	5,143,446	3,658,187	10,972,392	7,465,115
Depreciation, amortization and impairment	353,672	192,504	2,343,273	371,121
Gain on sale of property and equipment	-	10,405	-	5,381
	37,501,251	39,149,278	75,067,986	62,556,898

Operating Income (Loss)	1,021,739	5,504,651	(6,051,743)	4,455,551

Non-operating Income (Expense):
Gain on sale of marketable securities	429,076	-	572,945	-
Foreign currency gain, net	33,096	-	124,886	-
Other-than-temporary impairment loss on investments	-	-	(1,502,239)	-
Other investment income, net	48,269	-	90,962	-
Interest expense and other	(77,366)	(9,690)	(141,377)	(29,631)
	433,075	(9,690)	(854,823)	(29,631)

Income (Loss) Before Income Taxes	1,454,814	5,494,960	(6,906,566)	4,425,920

Income Taxes	375,000	1,701,000	3,000	1,368,000

Net Income (Loss)	1,079,814	3,793,960	(6,909,566)	3,057,920

Net (Income) Loss Attributable to Non-controlling Interests	$4,288	$-	$2,242,197	$-

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$1,084,102	$3,793,960	$(4,667,369)	$3,057,920

Earnings (Loss) Per Share:
Basic	$0.53	$1.60	$(2.11)	$1.29
Diluted	$0.53	$1.58	$(2.11)	$1.28

Weighted Average Shares Outstanding:
Basic	2,042,789	2,372,527	2,207,658	2,372,527
Diluted	2,047,976	2,397,163	2,207,658	2,396,460

See notes to condensed consolidated financial statements.

 AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (AS RESTATED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016 (As Restated)	2015	2016 (As Restated)	2015

Net income (loss)	$1,079,814	$3,793,960	$(6,909,566)	$3,057,920

Other comprehensive income (loss):

Foreign currency translation loss	(39,627)	-	(189,940)	-

Unrealized net gains (losses) on marketable securities	534,614	(427,132)	(446,755)	(866,430)

Tax effect of net unrealized (gains) losses on marketable securities	(192,461)	153,768	160,832	311,915

Total unrealized net gain (loss) on marketable securities, net of tax	342,153	(273,364)	(285,923)	(554,515)

Reclassification of other-than-temporary impairment losses on marketable securities included in net loss, net of losses (gains) on sale of marketable securities	(429,076)	-	929,293	-

Tax effect of reclassification	154,951	-	(334,061)	-

Reclassification adjustment, net of tax	(274,125)	-	595,232	-

Total Other Comprehensive Income (Loss)	28,401	(273,364)	119,369	(554,515)

Total Comprehensive Income (Loss)	1,108,215	3,520,595	(6,790,197)	2,503,405

Comprehensive Loss Attributable to Non-controlling Interests	17,365	-	2,304,878	-

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$1,125,580	$3,520,596	$(4,485,319)	$2,503,405

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	September 30, 2016	March 31, 2016 *
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $166,593 and $249,528)**	$2,191,740	$5,345,455
Marketable securities	2,526,208	4,944,572
Restricted cash	824,062	820,651
Accounts receivable, less allowance for doubtful accounts of $469,000 and $426,000 (Delphax $1,384,514 and $1,433,495)**	21,932,218	12,303,128
Notes and other receivables-current	2,211,118	592,721
Income tax receivable	1,105,919	719,899
Inventories, net (Delphax $2,474,463 and $4,462,298)**	17,667,401	12,274,104
Deferred income taxes	117,770	291,000
Prepaid expenses and other (Delphax $444,868 and $1,034,204)**	1,172,972	1,668,004
Total Current Assets	49,749,408	38,959,534

Investments in Available-For-Sale Securities	3,934,385	4,711,343

Property and Equipment, Net (Delphax $20,553 and $625,684)***	4,899,771	4,577,774
Cash Surrender Value of Life Insurance Policies	2,112,430	2,100,057
Notes and Other Receivables - Long-term	-	103,996
Other Assets (Delphax $0 and $26,020)**	385,559	317,528
Intangible Assets, Net (Delphax $0 and $1,109,112)**	863,132	1,109,112
Goodwill (Delphax $0 and $275,408)**	3,986,865	275,408
Total Assets	$65,931,550	$52,154,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $2,563,403 and $1,684,802)**	$10,409,771	$7,003,660
Income tax payable (Delphax $11,312 and $11,312)**	-	11,312
Accrued expenses (Delphax $3,867,376 and $1,926,340)**	7,829,588	6,842,874
Short-term debt (Delphax $1,815,185 and $1,859,300)**	1,815,185	1,859,300
Total Current Liabilities	20,054,544	15,717,146

Long-Term Debt	20,761,175	4,835
Deferred Income Taxes	546,000	546,000
Other Non-current Liabilities	2,933,347	615,241
Total Liabilities	44,295,066	16,883,222

Redeemable non-controlling interest	1,079,772	-

Commitments and Contingencies (Notes 10 and 14)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,042,789 shares issued and outstanding at September 30, 2016, 2,372,527 shares issued and outstanding at March 31, 2016	510,696	593,131
Additional paid-in capital	4,268,536	4,956,171
Retained earnings	17,007,516	28,821,825
Accumulated other comprehensive income (loss), net	41,531	(140,519)
Total Air T, Inc. Stockholders' Equity	21,828,279	34,230,608
Non-controlling Interests	(1,271,567)	1,040,922
Total Equity	20,556,712	35,271,530
Total Liabilities and Equity	$65,931,550	$52,154,752

* Derived from audited consolidated financial statements

** Amounts related to Delphax as of September 30, 2016, and March 31, 2016, respectively.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,909,566)	$3,057,920
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of marketable securities	(572,945)	-
Gain on sale of property and equipment	-	5,381
Change in accounts receivable and inventory reserves	2,483,947	(61,616)
Depreciation, amortization and impairment	2,343,273	371,121
Change in cash surrender value of life insurance	(12,373)	(14,575)
Warranty reserve	(28,250)	(82,995)
Other-than-temporary impairment loss on investments	1,502,239	-
Change in operating assets and liabilities:
Accounts receivable	(8,362,763)	(8,327,227)
Notes receivable and other non-trade receivables	(1,560,740)	111,274
Inventories	(6,084,943)	(3,212,440)
Prepaid expenses and other assets	487,462	115,057
Accounts payable	3,004,536	3,017,840
Accrued expenses	797,290	(58,760)
Income taxes payable/ receivable	(397,331)	1,098,013
Non-current liabilities	(442,874)	-
Total adjustments	(6,843,472)	(7,038,927)
Net cash used in operating activities	(13,753,038)	(3,981,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,505,520)	(1,863,621)
Proceeds from sale of marketable securities	5,254,087	-
Net cash flow from business combination	(4,033,367)	-
Capital expenditures	(911,040)	(513,433)
Proceeds from sale of property and equipment	10,745	19,163
Increase in restricted cash	(3,411)	(3,316)
Net cash used in investing activities	(2,188,506)	(2,361,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	40,368,017	14,291,273
Payment on line of credit	(19,606,842)	(17,909,633)
Payment on line of credit - Delphax	(48,950)	-
Payment of debt - Delphax	-	-
Repurchase of common stock	(7,917,009)	-
Net cash provided by (used in) financing activities	12,795,216	(3,618,360)

Effect of foreign currency exchange rates on cash and cash equivalents	(7,387)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,153,715)	(9,960,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,345,455	13,388,767
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,191,740	$3,428,193

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$321,345	$1,143,635
Change in fair value of marketable securities	(1,022,791)	(866,430)

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Non-controlling interest in acquired business	$1,072,161	$-
Acquired business earnout contract	2,900,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$61,767	$45,118
Income taxes	400,331	267,134

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (AS RESTATED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Net income	-	-	-	3,057,920	-	-	3,057,920

Net change from marketable securities, net of tax	-	-	-	-	(554,515)	-	(554,515)

Balance, September 30, 2015	2,372,527	$593,131	$4,929,090	$27,465,835	$(689,428)	$-	$32,298,628

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2016 (As Restated)	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

Repurchase of common stock	(329,738)	(82,435)	(687,635)	(7,146,940)	-	-	(7,917,010)

Net loss	-	-	-	(4,667,369)	-	(2,249,808)	(6,917,177)

Net change from marketable securities, net of tax	-	-	-	-	309,309	-	309,309

Foreign currency translation loss	-	-	-	-	(127,259)	(62,681)	(189,940)

Balance, September 30, 2016 (As Restated)	2,042,789	$510,696	$4,268,536	$17,007,516	$41,531	$(1,271,567)	$20,556,712

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

The condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016 (“Original Filing”), reflect the consolidation of Delphax with the Company and its subsidiaries from the November 24, 2015 Closing Date. Such condensed consolidated financial statements also reflect an attribution of 62% of Delphax’s loss for periods commencing as of the Closing Date to non-controlling interests in the determination of consolidated net income attributable to Air T, Inc. stockholders. Such attribution was based on the Company’s ownership of the Series B Preferred Stock, which represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company.

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

As a result of the application of such methodology, for the three and six months ended September 30, 2016 the attribution of Delphax losses to non-controlling interests should have been 33%.

In addition, we are also correcting otherwise immaterial errors associated with our elimination of intercompany transactions between Air T, Inc. and Delphax.

This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest and to correct and expand related disclosures.

The combined impacts of all the adjustments to the applicable line items in our unaudited condensed consolidated financial statements for the periods covered by this Form 10Q/A are provided in the tables below.

Financial Statement Presentation

In addition to the restatement of our consolidated financial statements, we have also restated the following Notes for the effects of the errors above or, as indicated, amended Notes to include additional relevant disclosure.

●	Note 1. Financial Statement Presentation (As Restated)
●	Note 2. Acquisitions of Interests in Delphax (As Amended)
●	Note 5. Net Earnings Per Share (As Restated)
●	Note 11. Variable Interest Entities (As Restated)

In addition, we have amended Note 3. Acquisition of Interests in Contrail (As Amended) to reflect that determinations with respect to purchase accounting were made as of the date of the Original Filing.

The following tables present the effect of the correction of the error on selected line items of our previously reported unaudited condensed consolidated financial statements at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016:

	As Previously Reported	As Restated

Consolidated Balance Sheet Information (at September 30, 2016):
Additional paid-in capital	$4,260,030	$4,268,536
Retained earnings	19,596,287	17,007,516
Accumulated other comprehensive income (loss), net	119,234	41,531
Total Air T, Inc. stockholders' equity	24,486,247	21,828,279
Non-controlling interests	(3,929,535)	(1,271,567)
Total equity	20,556,712	20,556,712
Total liabilities and equity	65,931,550	65,931,550
Consolidated Balance Sheet Information (at March 31, 2016):
Additional paid-in capital	$4,947,665	$4,956,171
Retained earnings	29,350,980	28,821,825
Accumulated other comprehensive income (loss), net	(117,898)	(140,519)
Total Air T, Inc. stockholders' equity	34,773,878	34,230,608
Non-controlling interests	497,652	1,040,922
Total equity	35,271,530	35,271,530
Total liabilities and equity	52,154,752	52,154,752
Consolidated Statement of Income (Loss) (for the three months ended September 30, 2016):
Net (income) loss attributable to non-controlling interests	$(11,265)	$4,288
Net income (loss) attributable to Air T, Inc. stockholders	1,068,549	1,084,102
Earnings (loss) per share - basic	0.52	0.53
Earnings (loss) per share - diluted	0.52	0.53
Consolidated Statement of Comprehensive Income (for the three months ended September 30, 2016):
Comprehensive (income) loss attributable to non-controlling interests	$13,260	$17,365
Comprehensive income (loss) attributable to Air T, Inc. stockholders	1,121,474	1,125,580
Consolidated Statement of Income (Loss) (for the six months ended September 30, 2016):
Net (income) loss attributable to non-controlling interests	$4,301,813	$2,242,197
Net income (loss) attributable to Air T, Inc. stockholders	(2,607,753)	(4,667,369)
Loss per share - basic	(1.18)	(2.11)
Loss per share - diluted	(1.18)	(2.11)
Consolidated Statement of Comprehensive Income (for the six months ended September 30, 2016):
Comprehensive (income) loss attributable to non-controlling interests	$4,419,576	$2,304,878
Comprehensive income (loss) attributable to Air T, Inc. stockholders	(2,370,621)	(4,485,319)

1.	Financial Statement Presentation (As Restated)

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

In January 2016, the Financial Accounting Standard Board (FASB) published Accounting Standards Update (ASU) 2016-01 Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities that amends the guidance on the classification and measurement of financial instruments. ASU 2016-01 becomes effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (ASC) Topic 320 and creates ASC Topic 321, Investments – Equity Securities . Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

3.	Acquisition of Interests in Contrail (As Amended)

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

The following table summarizes the provisional fair values of assets acquired and liabilities assumed by Contrail Aviation as of the Contrail Closing Date:

July 18, 2016

ASSETS
Accounts receivable	$1,357,499
Inventories	2,118,475
Prepaid expenses	30,121
Property and equipment	33,095
Intangible assets - non-compete	69,700
Intangible assets - tradename	322,000
Intangible assets - certification	47,000
Intangible assets - customer relationship	451,000
Goodwill	3,986,865
Total assets	$8,415,755

LIABILITIES
Accounts payable	$366,575
Accrued expenses	43,652
Earnout liability	2,900,000
Total liabilities	$3,310,227

Net Assets	$5,105,528

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

The Company’s initial accounting for the Contrail acquisition was incomplete as of the date of the Original Filing. Therefore, as permitted by the applicable accounting guidance, the above amounts are provisional.

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

Proforma financial information is not presented as the results are not material to the Company's consolidated financial statements.

The following presents information on Contrail Aviation’s intangible assets and goodwill at September 30, 2016:

	July 18, 2016	Amortization	September 30, 2016
	(Unaudited)		(Unaudited)
Amortizable intangible assets	$889,700	$(26,568)	$863,132
Goodwill	3,986,865	-	3,986,865
Intangible assets and goodwill, net	$4,876,565	$(26,568)	$4,849,997

4.	Income Taxes

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(As Restated)*		(As Restated)*

Net earnings attributable to Air T, Inc. Stockholders, as previously stated	$1,068,549	$3,793,960	$(2,607,753)	$3,057,920
Net earnings attributable to Air T, Inc. Stockholders, as restated	$1,084,102	$3,793,960	$(4,667,369)	$3,057,920
Loss Per Share:
Basic, as previously stated	$0.52	$1.60	$(1.18)	$1.29
Basic, as restated	$0.53	$1.60	$(2.11)	$1.29
Diluted, as previously stated	$0.52	$1.58	$(1.18)	$1.28
Diluted, as restated	$0.53	$1.58	$(2.11)	$1.28
Weighted Average Shares Outstanding:
Basic	2,042,789	2,372,527	2,207,658	2,372,527
Diluted	2,047,976	2,397,163	2,207,658	2,396,460

* Earnings per common share have been restated for the three and six-month periods ended September 30, 2016. See Note 1A.

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

As a result of the application of the above-described attribution methodology, for the three and six months ended September 30, 2016, the attribution of Delphax losses to non-controlling interests was 33%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (As Restated)

As discussed in the Explanatory Note in this Form 10-Q/A and in Note 1A of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

At September 30, 2016, we operated wholly owned subsidiaries in three core industry segments:

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

The above-described attribution methodology applies only to our investments in Delphax. We establish the appropriate attribution methodology on an entity-specific basis. In the case of Contrail Aviation, we concluded that an attribution methodology based solely on equity ownership percentages was appropriate.

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

Item 4. Controls and Procedures (As Amended)

In connection with the preparation of the Original Filing, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. At the time the Original Filing was filed on November 14, 2016, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2016.

Subsequent to that evaluation, management reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2016. As a result of this reassessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in internal control over financial reporting which existed as of September 30, 2016:

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

During the quarter ended September 30, 2016, the Company initiated, and then reversed, the implementation of a new enterprise resource planning (“ERP”) system, Microsoft Dynamics NAV (“NAV”), and as of the date of the Original Filing was in the process of evaluating the next steps for the ERP system which will serve as its new general ledger of record going forward. As of the date of the Original Filing there was a desire to implement and continue use of NAV, however certain details, including specifically the timing and improved implementation procedures, were still being evaluated.

Other than as mentioned above, there has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Securities Purchase Agreement dated as of July 1, 2016 among Sardar Biglari, Biglari Capital Corp., The Lion Fund II, L.P. and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016 (Commission File No. 001-35476)

10.2

Asset Purchase Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC, Contrail Aviation Support, Inc. and Joseph Kuhn, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.3

Operating Agreement of Contrail Aviation Support, LLC dated as of July 18, 2016 between Air T, Inc. and Contrail Aviation Support, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.4

Credit Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.5

First Amendment dated as of July 15, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.6

Consolidated Second Amendment dated as of August 9, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed on November 14, 2016 (Commission File No. 001-35476)

10.7

Amendment No. 1 to Rights Agreement dated as of September 26, 2016 between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2016 (Commission File No. 001-35476)

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

EXHIBIT INDEX (AS AMENDED)

(a) Exhibits

No.	Description

10.1

Securities Purchase Agreement dated as of July 1, 2016 among Sardar Biglari, Biglari Capital Corp., The Lion Fund II, L.P. and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2016 (Commission File No. 001-35476)

10.2

Asset Purchase Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC, Contrail Aviation Support, Inc. and Joseph Kuhn, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.3

Operating Agreement of Contrail Aviation Support, LLC dated as of July 18, 2016 between Air T, Inc. and Contrail Aviation Support, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.4

Credit Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.5

First Amendment dated as of July 15, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.6

Consolidated Second Amendment dated as of August 9, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed on November 14, 2016 (Commission File No. 001-35476)

10.7

Amendment No. 1 to Rights Agreement dated as of September 26, 2016 between Air T, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2016 (Commission File No. 001-35476)

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