Form 10-Q/A
period 2016-12-31
AIR T INC
filed 2017-10-13
CIK 353184

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

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months and Nine Months Ended December 31, 2016 and 2015 (As Restated)	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended December 31, 2016 and 2015 (As Restated)	6

	Condensed Consolidated Balance Sheets December 31, 2016 (Unaudited) and March 31, 2016 (As Restated)	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended December 31, 2016 and 2015	8

	Condensed Consolidated Statements of Equity (Unaudited) Nine Months Ended December 31, 2016 and 2015 (As Restated)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited) (As Restated)	10-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (As Restated)	32-46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures (As Amended)	46

PART II

Item 6.	Exhibits (As Amended)	47
	Signatures	48
	Exhibit Index (As Amended)	49
	Certifications (As Amended)
	Interactive Data Files (As Restated)

 EXPLANATORY NOTE

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2017 (“Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015. The previously filed consolidated financial statements for those periods should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

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

As a result of the application of such methodology, for the three and nine months ended December 31, 2016 and 2015 the attribution of Delphax net income (loss) to non-controlling interests should have been 33%.

In addition, we are also correcting otherwise immaterial errors associated with our elimination of intercompany transactions between Air T, Inc. and Delphax.

This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax losses and the elimination of intercompany interest and to correct and expand related disclosures.

Restatement of Other Financial Statements

We are concurrently filing (i) an amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K/A”) to similarly restate our audited consolidated financial statements and related financial information at and for the fiscal year ended March 31, 2016 and to amend certain other items within that report, (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Q1 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at June 30, 2016 and March 31, 2016 and for the three months ended June 30, 2016 and to amend certain other items within that report, (iii) an amendment to our Quarterly Report on Form 10-Q for the period ended September 30, 2016 (the “Q2 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at September 30, 2016 and March 31, 2016 and for the three and six months ended September 30, 2016 and to amend certain other items within that report, and (iv) an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2015 (the “2015 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at December 31, 2015 and for the three and nine months ended December 31, 2015 and to amend certain other items within that report.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at December 31, 2016. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined by SEC regulations, were not effective at December 31, 2016, as discussed in Part I, Item 4 of this Form 10-Q/A.

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

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED) (AS RESTATED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016 (As Restated)	2015 (As Restated)	2016 (As Restated)	2015 (As Restated)
Operating Revenues:
Overnight air cargo	$17,099,640	$18,674,458	$50,888,019	$48,949,401
Ground equipment sales	5,400,258	20,344,287	20,743,323	45,666,664
Ground support services	7,579,661	6,559,110	21,417,854	17,974,239
Printing equipment and maintenance	2,653,899	1,035,000	6,941,883	1,035,000
Commercial jet engines	2,998,165	-	4,293,272	-
Leasing	37,547	5,718	501,062	5,718
	35,769,170	46,618,573	104,785,413	113,631,022

Operating Expenses:
Overnight air cargo - flight	10,152,680	9,823,987	29,150,766	25,597,653
Overnight air cargo - maintenance	5,068,418	6,499,073	15,778,738	17,061,811
Ground equipment sales	4,345,727	14,629,183	16,521,728	33,229,603
Ground support services	6,449,260	5,358,593	17,604,562	15,137,050
Printing equipment and maintenance	948,008	1,376,000	8,072,739	1,376,000
Commercial jet engines	1,672,092	-	2,459,631	-
Leasing	-	-	49,460	-
Research and development	107,598	216,000	858,480	216,000
General and administrative	4,960,263	4,585,364	15,932,655	12,050,479
Depreciation, amortization and impairment	411,798	296,474	2,755,071	667,595
Gain (loss) on sale of property and equipment	13,909	(56,218)	13,909	(50,837)
	34,129,753	42,728,456	109,197,739	105,285,354

Operating Income (Loss)	1,639,417	3,890,117	(4,412,326)	8,345,668

Non-operating Income (Expense):
Gain (loss) on sale of marketable securities	9,965	(6,837)	582,910	(6,837)
Foreign currency gain, net	235,670	11,000	360,556	11,000
Other-than-temporary impairment loss on investments	-	-	(1,502,239)	-
Other investment income, net	66,082	15,776	157,044	-
Interest expense and other	(136,842)	35,144	(278,219)	21,289
	174,875	55,083	(679,948)	25,452

Income (Loss) Before Income Taxes	1,814,292	3,945,200	(5,092,274)	8,371,120

Income Taxes	149,000	1,499,000	152,000	2,867,000

Net Income (Loss)	1,665,292	2,446,200	(5,244,274)	5,504,120

Net (Income) Loss Attributable to Non-controlling Interests	(445,255)	279,510	1,796,942	279,510

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$1,220,037	$2,725,710	$(3,447,332)	$5,783,630

Earnings (Loss) Per Share:
Basic	$0.60	$1.15	$(1.60)	$2.44
Diluted	$0.60	$1.14	$(1.60)	$2.41

Weighted Average Shares Outstanding:
Basic	2,042,789	2,372,527	2,152,301	2,372,527
Diluted	2,047,637	2,396,999	2,152,301	2,396,645

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (AS RESTATED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016 (As Restated)	2015 (As Restated)	2016 (As Restated)	2015 (As Restated)

Net income (loss)	$1,665,292	$2,446,200	$(5,244,274)	$5,504,120

Other comprehensive income (loss):

Foreign currency translation loss	(179,015)	(18,000)	(368,958)	(18,000)

Unrealized net gains (losses) on marketable securities	139,531	1,030,265	(307,224)	163,835

Tax effect of net unrealized (gains) losses on marketable securities	(50,715)	(370,895)	110,601	(58,981)

Total unrealized net gain (loss) on marketable securities, net of tax	88,816	659,370	(196,623)	104,854

Reclassification of other-than-temporary impairment losses on marketable securities, net of losses (gains) on sale of marketable securities, included in income (loss) before income taxes	(9,965)	6,837	919,329	6,837

Tax effect of reclassification	4,071	(2,461)	(330,475)	(2,461)

Reclassification adjustment, net of tax	(5,894)	4,376	588,854	4,376

Total Other Comprehensive Income (Loss)	(96,093)	645,746	23,273	91,230

Total Comprehensive Income (Loss)	1,569,199	3,091,946	(5,221,001)	5,595,350

Comprehensive (Income) Loss Attributable to Non-controlling Interests	(386,177)	285,450	1,918,700	285,450

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$1,183,022	$3,377,396	$(3,302,301)	$5,880,800

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	December 31, 2016	March 31, 2016 *
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $95,357 And $249,528)**	$1,621,890	$5,345,455
Marketable securities	3,196,810	4,944,572
Restricted cash	820,651	820,651
Accounts receivable, less allowance for doubtful accounts of $437,000 and $426,000 (Delphax $2,000,183 and $1,433,494)**	15,239,948	12,303,128
Notes and other receivables-current	1,318,865	592,721
Income tax receivable	1,582,145	719,899
Inventories, net (Delphax $2,014,783 and $4,642,298)**	20,946,720	12,274,104
Deferred income taxes	71,126	291,000
Prepaid expenses and other (Delphax $491,331 and $1,034,067)**	1,192,275	1,668,004
Total Current Assets	45,990,430	38,959,534

Investments in Available-For-Sale Securities	2,876,399	4,711,343

Property and Equipment, net (Delphax $33,474 and $625,684)**	5,168,905	4,577,774

Cash surrender value of life insurance policies	2,264,689	2,100,057
Notes and other receivables - long-term	-	103,996
Other assets (Delphax $0 and $26,020)**	402,439	317,528
Intangible assets, net (Delphax $0 and $1,109,112)**	1,139,922	1,109,112
Goodwill (Delphax $0 and $275,408)**	4,185,265	275,408
Total Assets	$62,028,049	$52,154,752

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable (Delphax $2,577,816 and $1,684,802)**	$9,054,684	$7,003,660
Income tax payable (Delphax $11,312 and $11,312)**	-	11,312
Accrued expenses ($3,562,787 and $1,926,340)**	6,706,927	6,842,874
Short-term debt (Delphax $1,163,577 and $1,859,300)**	1,163,577	1,859,300
Total Current Liabilities	16,925,188	15,717,146

Long-term debt	18,358,742	4,835
Deferred income taxes	546,000	546,000
Other non-current liabilities	2,992,435	615,241
Total Liabilities	38,822,365	16,883,222

Redeemable non-controlling interest	1,127,019	-

Commitments and Contingencies (Notes 9 and 13)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,042,789 shares issued and outstanding at December 31, 2016, 2,372,527 shares issued and outstanding at March 31, 2016	510,696	593,131
Additional paid-in capital	4,268,536	4,956,171
Retained earnings	18,227,554	28,821,825
Accumulated other comprehensive income (loss), net	4,513	(140,519)
Total Air T, Inc. Stockholders' Equity	23,011,299	34,230,608
Non-controlling Interests	(932,634)	1,040,922
Total Equity	22,078,665	35,271,530
Total Liabilities and Equity	$62,028,049	$52,154,752

* Derived from audited consolidated financial statements

** Amounts related to Delphax as of December 31, 2016 and March 31, 2016, respectively

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

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (AS RESTATED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Initial consolidation of Delphax	-	-	-	-	-	1,713,000	1,713,000

Net income (loss)	-	-	-	5,783,630	-	(279,510)	5,504,120

Net change from marketable securities, net of tax	-	-	-	-	109,230	-	109,230

Foreign currency translation loss	-	-	-	-	(12,060)	(5,940)	(18,000)

Funding on residual sharing agreements	-	-	7,428	-	-	-	7,428

Balance, December 31, 2015 (As Restated)	2,372,527	$593,131	$4,936,518	$30,191,545	$(37,743)	$1,427,550	$37,111,001

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2016 (As Restated)	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

Repurchase of common stock	(329,738)	(82,435)	(687,635)	(7,146,939)	-	-	(7,917,009)

Net loss*	-	-	-	(3,447,332)	-	(1,851,798)	(5,299,130)

Net change from marketable securities, net of tax	-	-	-	-	392,232	-	392,232

Foreign currency translation loss	-	-	-	-	(247,200)	(121,758)	(368,958)

Balance, December 31, 2016 (As Restated)	2,042,789	$510,696	$4,268,536	$18,227,554	$4,513	$(932,634)	$22,078,665

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

The condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2017 (“Original Filing”), reflect the consolidation of Delphax with the Company and its subsidiaries from the November 24, 2015 Closing Date. Such condensed consolidated financial statements also reflect an attribution of 62% of Delphax’s loss for periods commencing as of the Closing Date to non-controlling interests in the determination of consolidated net income attributable to Air T, Inc. stockholders. Such attribution was based on the Company’s ownership of the Series B Preferred Stock, which represented approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of Series B Preferred Stock held by the Company.

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

As a result of the application of such methodology, for the three and nine months ended December 31, 2016 and 2015 the attribution of Delphax net income (loss) to non-controlling interests should have been 33%.

In addition, we are also correcting otherwise immaterial errors associated with our elimination of intercompany transactions between Air T, Inc. and Delphax.

This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 to so correct the treatment of Air T’s interests in Delphax with respect to the attribution of Delphax net income (loss) and the elimination of intercompany transactions and to correct and expand related disclosures.

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

●	Note 1. Financial Statement Presentation (As Restated)
●	Note 2. Acquisitions (As Amended)
●	Note 4. Net Earnings Per Share (As Restated)
●	Note 10. Variable Interest Entities (As Restated)

The following tables present the effect of the correction of the error on selected line items of our previously reported unaudited condensed consolidated financial statements at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015:

	As Previously Reported	As Restated

Consolidated Balance Sheet Information (at December 31, 2016):
Additional paid-in capital	$4,260,030	$4,268,536
Retained earnings	20,452,393	18,227,554
Accumulated other comprehensive income (loss), net	134,130	4,513
Total Air T, Inc. stockholders' equity	25,357,249	23,011,299
Non-controlling interests	(3,278,584)	(932,634)
Total equity	22,078,665	22,078,665
Total liabilities and equity	62,028,049	62,028,049
Consolidated Balance Sheet Information (at March 31, 2016):
Additional paid-in capital	$4,947,665	$4,956,171
Retained earnings	29,350,980	28,821,825
Accumulated other comprehensive income (loss), net	(117,898)	(140,519)
Total Air T, Inc. stockholders' equity	34,773,878	34,230,608
Non-controlling interests	497,652	1,040,922
Total equity	35,271,530	35,271,530
Total liabilities and equity	52,154,752	52,154,752
Consolidated Statement of Income (Loss) (for the three months ended December 31, 2016):
Net (income) loss attributable to non-controlling interests	$(809,187)	$(445,255)
Net income (loss) attributable to Air T, Inc. stockholders	856,105	1,220,037
Earnings (loss) per share - basic	0.42	0.60
Earnings (loss) per share - diluted	0.42	0.60
Consolidated Statement of Comprehensive Income (for the three months ended December 31, 2016):
Comprehensive (income) loss attributable to non-controlling interests	$(698,198)	$(386,177)
Comprehensive income (loss) attributable to Air T, Inc. stockholders	871,001	1,183,022
Consolidated Statement of Income (Loss) (for the nine months ended December 31, 2016):
Net (income) loss attributable to non-controlling interests	$3,492,626	$1,796,942
Net income (loss) attributable to Air T, Inc. stockholders	(1,751,648)	(3,447,332)
Earnings (loss) per share - basic	(0.81)	(1.60)
Earnings (loss) per share - diluted	(0.81)	(1.60)
Consolidated Statement of Comprehensive Income (for the nine months ended December 31, 2016):
Comprehensive (income) loss attributable to non-controlling interests	$3,721,380	$1,918,700
Comprehensive income (loss) attributable to Air T, Inc. stockholders	(1,499,619)	(3,302,301)

1.	Financial Statement Presentation (As Restated)

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

2.	Acquisitions (As Amended)

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

The Company determined that it was reasonable to use the price it paid for its equity interests as the basis for estimating the total fair value of Delphax’s equity as of November 24, 2015 acquisition date. The effect of the Company’s equity and debt investments of $1,050,000 and $2,500,000, respectively, are not reflected in the above table. As such, the amounts presented reflect the fair values of Delphax’s assets and liabilities immediately prior to the Company’s investments. The net assets amount presented above is the estimated acquisition date fair value of the non-controlling interests in Delphax.

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

The Company’s initial accounting for the acquisition was incomplete as of the date of the Original Filing, principally as regards the valuation of inventories and intangible assets. Therefore, as permitted by the applicable accounting guidance, the above amounts are provisional.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(As Restated)*	(As Restated)*	(As Restated)*	(As Restated)*

Net earnings attributable to Air T, Inc. Stockholders, as previously stated	$856,105	$2,971,340	$(1,751,648)	$6,029,260
Net earnings attributable to Air T, Inc. Stockholders, as restated	$1,220,037	$2,725,710	$(3,447,332)	$5,783,630
Earnings (Loss) per share:
Basic, as previously stated	$0.42	$1.25	$(0.81)	$2.54
Basic, as restated	$0.60	$1.15	$(1.60)	$2.44
Diluted, as previously stated	$0.42	$1.24	$(0.81)	$2.52
Diluted, as restated	$0.60	$1.14	$(1.60)	$2.41
Weighted average shares outstanding:
Basic	2,042,789	2,372,527	2,152,301	2,372,527
Diluted	2,047,637	2,396,999	2,152,301	2,396,645

* Earnings per common share have been restated for the three and nine-month periods ended December 31, 2016 and 2015. See Note 1A.

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

Based on all relevant information available at the time of the Original Filing, including, among other considerations, the assessment of the outside advisory firm, the Company believes that Delphax or one of its creditors may initiate a formal receivership filing, which may result in an operating liquidation of Delphax Canada, Delphax’s primary, and sole manufacturing, subsidiary. While the potential and precise timing of such events cannot be predicted, the Company believes that it may commence during the first half of the Company’s 2018 fiscal year.

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

As a result of the application of the above-described attribution methodology, for the three and nine months ended December 31, 2016 and 2015, the attribution of Delphax net income (loss) to non-controlling interests was 33%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (As Restated)

As discussed in the Explanatory Note in this Form 10-Q/A and in Note 1A of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Following is a table detailing revenues by segment and by major customer category:

(In thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2016		2015		2016		2015

Overnight Air Cargo Segment:
FedEx	$17,100	48%	$18,674	40%	$50,888	49%	$48,949	43%

Ground Equipment Sales Segment:
Military	138	0%	183	0%	3,259	3%	503	0%
Commercial - Domestic	3,301	9%	18,841	40%	13,455	13%	40,662	36%
Commercial - International	1,961	5%	1,320	4%	4,029	4%	4,502	4%
	5,400	14%	20,344	44%	20,743	20%	45,667	40%

Ground Support Services Segment	7,580	21%	6,559	14%	21,418	20%	17,974	16%

Printing Equipment and Maintenance
Domestic	2,115	6%	789	2%	4,694	4%	789	1%
International	539	2%	246	0%	2,248	2%	246	0%
	2,654	8%	1,035	2%	6,942	7%	1,035	1%

Commercial Jet Engines
Domestic	1,559	4%	-	0%	2,009	2%	-	0%
International	1,439	4%	-	0%	2,284	2%	-	0%
	2,998	8%	-	0%	4,293	4%	-	0%

Leasing	37	0%	6	0%	501	0%	6	0%

	$35,769	100%	$46,618	100%	$104,785	100%	$113,631	100%

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

Item 4. Controls and Procedures (As Amended)

In connection with the preparation of the Original Filing, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. At the time the Original Filing was filed on February 13, 2017, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2016.

Subsequent to that evaluation, management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2016. As a result of this reassessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in internal control over financial reporting which existed as of December 31, 2016:

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

Date: October 13, 2017

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