Form 10-K
period 2017-03-31
AIR T INC
filed 2017-10-13
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5930 Balsom Ridge Road, Denver, North Carolina 28037

(Address of principal executive offices, including zip code)

                            (828) 464 8741

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

Yes ☐                   No☒

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2016 was approximately $26,783,000. As of May 31, 2017, 2,042,789 shares of common stock were outstanding.

AIR T, INC. AND SUBSIDIARIES

2017 ANNUAL REPORT ON FORM 10-K

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

We currently operate wholly owned subsidiaries in three legacy industry segments:

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

In the past two years, we have organized or acquired businesses operating in three other segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment.  In November 2015, we acquired debt and equity interests in Delphax Technologies, Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment.  In July 2016, our majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components.  In October 2016, we acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona.  In May 2017, our newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”), acquired the inventory and principal assets of a business based in Wichita, Kansas that distributes and sells airplane and aviation parts.  Contrail Aviation, Jet Yard and AirCo comprise the commercial jet engines and parts segment of the Company’s operations.  This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings.

For the fiscal year ended March 31, 2017, the overnight air cargo segment accounted for 47% of our consolidated revenues, the ground equipment sales segment accounted for 21% of our consolidated revenues, the ground support services segment accounted for 21% of consolidated revenues, while the printing equipment and maintenance segment, the commercial jet engines and parts segment, and the leasing segment accounted for 6%, 5% and less than 1%, respectively, of our consolidated revenues. Certain financial data with respect to the Company’s segments and geographic areas is set forth in Notes 20 and 21 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T, MAC and ATGL is 5930 Balsom Ridge Road, Denver, North Carolina, the principal place of business of CSA is Iron Mountain, Michigan, the principal place of business for GGS is Olathe, Kansas, the principal place of business for GAS is Eagan, Minnesota, the principal place of business of Delphax is Minneapolis, Minnesota, the principal place of business of Contrail Aviation is Verona, Wisconsin, the principal place of business of AirCo is Wichita, Kansas, and the principal place of business of Jet Yard is Marana, Arizona.  We maintain an Internet website at http://www.airt.net and our SEC filings may be accessed through links on our website.

Acquisitions.

Delphax. On November 24, 2015, the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax’s Canadian operating subsidiary, Delphax Technologies Canada Limited (“Delphax Canada”), for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from that Delphax subsidiary on October 2, 2015 and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans, at March 31, 2017 and 2016 the number of shares of common stock underlying the Shares represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares and approximately 31% of the outstanding shares assuming conversion of the Shares and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans. Under the agreement that provided for the Company’s purchase of these interests, on November 24, 2015 three designees of the Company (including Nick Swenson, the Company’s President, Chief Executive Officer and Chairman, and Michael Moore, the President of our GGS subsidiary) were elected to the board of directors of Delphax, which had a total of seven members following their election. Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to Air T under the Senior Subordinated Note or we continue to hold a specified number of the Shares and interests in the Warrant holders of the Series B Preferred Stock, voting as a separate class, the Company would be entitled to elect, after June 1, 2016, four-sevenths of the members of the board of directors of Delphax and, without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions. As a result of these transactions, we determined that we had obtained control over Delphax in conjunction with the acquisition of the interests described above, and we have consolidated the relevant financial information of Delphax in Air T’s consolidated financial statements beginning on November 24, 2015.

On January 6, 2017, the Company acquired all rights, and assumed all obligations, of a third-party lender under a senior credit agreement (the “Delphax Senior Credit Agreement”) with Delphax and Delphax Canada providing for a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory, including obligations, if any, to fund future borrowings under the Delphax Senior Credit Agreement. In connection with this transaction, the Company paid to such third-party senior lender an amount equal to the approximately $1.26 million outstanding borrowing balance, plus accrued and unpaid interest and fees. Also in connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Delphax Senior Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding under the Delphax Senior Credit Agreement from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Delphax Senior Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company from Delphax Canada and Delphax of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Delphax Senior Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Delphax Senior Credit Agreement) existing under the Delphax Senior Credit Agreement and that the Company was reserving all rights to exercise remedies under the Delphax Senior Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies. Also, on January 6, 2017, the Company and Delphax Canada entered into a Forbearance and Amendment Agreement dated as of January 6, 2017, which amended the Senior Subordinated Note to increase the default rate of interest from an annual rate of 10.5% to an annual rate of 18%, to be in effect until all amounts under the Senior Subordinated Note are paid in full, and which provides that so long as no Event of Default (as defined in the Senior Subordinated Note) occurs under the Senior Subordinated Note, other than Events of Default that existed as of January 6, 2017, the Company agreed to forbear from exercising its remedies under the Senior Subordinated Note until May 31, 2017 and further provided for the payment by Delphax Canada to the Company of a forbearance fee equal to approximately $141,000. At March 31, 2017, Delphax Canada was not in compliance with financial covenants under the Delphax Senior Credit Agreement. Notwithstanding the existence of these events of default, the Company permitted additional borrowings under the Delphax Senior Credit Agreement to, among other things, fund a final production run by Delphax Canada of consumable products for its legacy printing systems, which production run was primarily completed over the first six months of calendar 2017. Delphax Canada is Delphax's sole manufacturing subsidiary.

Events of default under the Delphax Senior Credit Agreement persisted. On July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholder on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

As disclosed above, we have consolidated Delphax into our consolidated financial statements since November 2015. Since intercompany transactions are eliminated in consolidation, amounts due from Delphax and Delphax Canada to Air T are excluded from our consolidated financial statements. Because Delphax is a variable interest entity, the effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax’s net income or losses to non-controlling interests in our consolidated statements of income (loss).

Contrail, Jet Yard and AirCo. On July 18, 2016, Contrail Aviation, a subsidiary of the Company, completed the purchase of substantially all of the business assets of Contrail Aviation Support, Inc. (“Contrail Seller”). Prior to the asset sale, Contrail Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components. In connection with the acquisition, Contrail Aviation offered employment to all of Contrail Seller’s employees. The acquisition consideration paid to Contrail Seller included equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation. As a result, the Company owns equity membership units in Contrail Aviation representing the remaining 79% of the total equity membership units in Contrail Aviation. In addition, Contrail Aviation has agreed to pay as additional deferred consideration to Contrail Seller up to a maximum of $1.5 million per year and $3.0 million in the aggregate based on Contrail Aviation’s EBITDA (as defined in the purchase agreement) measured during periods over the five years following the acquisition. Contrail Aviation and Contrail Seller also entered into put and call options permitting, at any time after the fifth anniversary of the asset sale closing date, Contrail Aviation at its election to purchase from Contrail Seller, and permitting Contrail Seller at its election to require Contrail Aviation to purchase from Contrail Seller, all of Contrail Seller’s equity membership interests in Contrail Aviation at a price to be agreed upon, or failing such an agreement to be determined pursuant to third-party appraisals in a specified process.

On October 3, 2016, a newly formed subsidiary of the Company, Stratus Aero Partners, LLC (formerly, Global Aviation Partners, LLC), acquired 100% of the outstanding equity interests of Jet Yard. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset at the time of the Company’s acquisition was a lease from Pinal County, Arizona to approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and prior to our acquisition maintained de minimus operations.

The aggregate cash consideration paid in these two acquisition transactions described above, after closing date adjustments and not including potential deferred payments to Contrail Seller, was approximately $4,048,000.

On May 2, 2017 and May 31, 2017, AirCo acquired the inventory and principal business assets, and assumed specified liabilities, of Aircraft Instrument and Radio Company, Incorporated, and Aircraft Instrument and Radio Services, Inc. (collectively the “AirCo Sellers”). The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired business was approximately $2,400,000. The Company will reflect this acquired business in its consolidated financial statements beginning with the first quarter of fiscal year 2018.

D&D GSE Support. On October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017.

Overnight Air Cargo.

MAC and CSA are two of seven companies in the U.S. that have North American feeder airlines under contract with FedEx. With a relationship with FedEx spanning over 35 years, MAC and CSA operate and maintain Cessna Caravan, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States, upper Midwest and the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts.  These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA.  Under the dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and the fact that certain operational costs borne by MAC and CSA are not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked. Since MAC and CSA entered into the new dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. MAC and CSA entered into such an amendment effective as of June 1, 2017 which is expected to positively affect MAC and CSA’s profitability compared to results for the fiscal year ended March 31, 2017.

The current dry-lease agreements would expire, unless renewed, on May 31, 2020.  The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice.  In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.

Under the dry-lease service contracts in place during the first two months of the fiscal year ended March 31, 2016 and prior periods, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup.

As of March 31, 2017, MAC and CSA had an aggregate of 80 aircraft under the dry-lease agreements with FedEx. Included within the 80 aircraft are 4 Cessna Caravan aircraft that are considered soft-parked. Soft-parked aircraft remain covered under MAC and CSA’s agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation. MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and MAC and CSA do not operate soft-parked aircraft on scheduled routes.

Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 47% and 46% of the Company’s consolidated revenue for the fiscal years ended March 31, 2017 and 2016, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U.S. military.

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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2017:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-2012	Dry lease	63
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	8
			80

The Cessna Caravan 208B aircraft are maintained under an FAA Approved Aircraft Inspection Program (“AAIP”). The inspection intervals range from 100 to 200 hours. The current engine overhaul period on the Cessna aircraft is 8,000 hours.

The ATR-42 and ATR-72 aircraft are maintained under a FAA Part 121 continuous airworthiness maintenance program. The program consists of A and C service checks as well as calendar checks ranging from weekly to 12 years in duration. The engine overhaul period is 6,000 hours.

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

Ground Equipment Sales.

GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2017, sales of deicing equipment accounted for approximately 49% of GGS’s revenues, compared to 82% in the prior fiscal year. This is principally due to the large order from a major airline in the prior year that did not reoccur in the fiscal year 2017.

GGS designs and engineers its products. Components acquired from third-party suppliers are used in the assembly of its finished products. Components are sourced from a diverse supply chain. The primary components for mobile deicing equipment are the chassis (which is a commercial medium or heavy-duty truck), the fluid storage tank, a boom system, the fluid delivery system and heating equipment. The price of these components is influenced by raw material costs, principally high-strength carbon steels and stainless steel. GGS utilizes continuous improvements and other techniques to improve efficiencies and designs to minimize product price increases to its customers, to respond to regulatory changes, such as emission standards, and to incorporate technological improvements to enhance the efficiency of GGS’s products. Improvements have included the development of single operator mobile deicing units to replace units requiring two operators, a patented premium deicing blend system and a more efficient forced-air deicing system.

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

GGS’s mobile deicing equipment business has historically been seasonal, with revenues typically being lower in the fourth and first fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first of which was exercised, extending the contract term to July 13, 2018. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF.

GGS sold one deicer, the pre-production unit for the GL 1800 model deicer under this contract, to the USAF under the above contract during the fiscal year ended March 31, 2017, which pre-production unit was accepted by the USAF. In addition, GGS revenues and operating income have resumed their seasonal pattern. Delivery and acceptance of the pre-production unit is typically required by the USAF before further orders are submitted.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options exercisable by the USAF. All option periods under the contract have been exercised and the contract expired in September 2015, though it continues to govern orders placed under the contract prior to its expiration. For the fiscal year ended March 31, 2017, GGS revenues included $3,174,000 of flight-line tow tractor sales to the USAF under this contract ($708,000 for the fiscal year ended March 31, 2016).

Because the USAF is not obligated to purchase a set or minimum number of units under these contracts, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding. GGS’s revenue from sales to the USAF, including under these contracts and for parts for units sold under prior contracts, accounted for approximately 14% and 3% of the segment’s revenue for the fiscal years ended March 31, 2017 and 2016, respectively.

Ground Support Services.

GAS, which was started by the Company in September 2007, provides aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2017, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 114 customers at 84 North American airports.

Approximately 28% and 33%, respectively, of GAS’s revenues in the fiscal years ended March 31, 2017 and 2016, were derived from services under a contract with LSG SkyChefs. The LSG SkyChefs contract is an evergreen agreement without a specific termination date but does include a 60-day termination clause for either party. In addition, approximately 14% and 15% of GAS’s revenues for the fiscal years ended March 31, 2017 and 2016, were derived from services under a contract with Delta Airlines. In December 2016, Delta awarded GAS a five-year contract at 28 locations in connection with their periodic request-for-proposal (RFP) process. Most significantly, GAS was awarded the maintenance of the baggage handling system and passenger boarding bridges for Delta’s hub operation at the Minneapolis-St. Paul airport. Not all Delta locations serviced by GAS were included in this RFP. With the new award, GAS estimates that annualized revenues for services at Delta locations, including existing Delta locations serviced by GAS that were not part of the 2016 RFP process, will be more than twice the annual run rate for services to Delta locations prior to the award. At March 31, 2017, GAS had over 90 technicians serving Delta in 44 locations. In addition to expanded locations with Delta, during the fiscal year 2017, GAS added multiple service locations to other key customers. In total, during the fiscal year 2017, GAS added 20 new served locations and over 100 additional technicians.

The October 2016 acquisition of the assets of D&D by GAS enhances GAS’s market position in South Florida and is expected to serve as a primary hub for ground support equipment maintenance services in South Florida and the Bahamas.

GAS competes primarily on the basis of the quality, reliability and pricing of its services. The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry. GAS’s maintenance service business is not materially seasonal.

Printing Equipment and Maintenance.

Delphax designs, manufactures and sells advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems.  The equipment, spare parts, supplies and consumable items have been manufactured by, and maintenance services were provided by, Delphax’s subsidiary in Canada, and such products and services are sold through Delphax and its subsidiaries located in the United Kingdom and France.  A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems.  Historically, Delphax has had a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East.  Delphax’s primary manufacturing facility is located in Mississauga, Ontario.  Delphax’s common stock is traded on the over-the-counter market under the symbol “DLPX.”

Our investments in Delphax were intended to support the commercial rollout and manufacturing costs of the new Delphax élan™ 500 digital color print system, which combines advances in inkjet and paper-handling technologies in a production class sheet-fed system offering full CMYK color and 1600 dpi print quality at speeds of up to 500 letter impressions per minute. During the quarter ended June 30, 2016, Delphax was informed by its largest customer that the customer had decided to accelerate its plans for removing Delphax legacy printing systems from production and that Delphax should, as a consequence, expect the future volume of legacy product orders from the customer to decline markedly from prior forecasts. Furthermore, the future timeframe over which orders could be expected from this customer was sharply curtailed. In addition to this specific customer communication, Delphax also experienced a broad-based decline in legacy product customer demand during the first quarter. Sales of Delphax’s new élan printer system also had not materialized to expectations.

The above described adverse business developments drove significant negative operating results and led to severe liquidity constraints for Delphax. In addition to other measures intended to respond to developments, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed. For most of fiscal year 2017 Delphax’s operations have been maintained at a significantly curtailed level.

During the fourth quarter of fiscal year 2017, Delphax initiated a final production run of consumable products for its legacy printing systems financed by borrowings from Air T under the Delphax Senior Credit Agreement. Upon the completion of that production run, Delphax ceased the manufacture of consumable products for these legacy printing systems. As noted above, on August 10, 2017, the Company accepted the personal property and rights to undertakings of Delphax Canada in foreclosure in satisfaction of the amount secured by the Delphax Senior Credit Agreement. Delphax Canada is Delphax’s sole manufacturing subsidiary.

As of March 31, 2017, the outstanding principal amount of the Senior Subordinated Note was approximately $2,889,000 and the outstanding borrowings under the Delphax Senior Credit Agreement was approximately $1,873,000.

Commercial Jet Engines and Parts.

Contrail Aviation and Jet Yard, added during fiscal year 2017, and AirCo, formed in May 2017 to acquire the business of the AirCo Sellers, comprise the commercial jet engines and parts segment of the Company’s operations. Contrail Aviation is a supplier of surplus and aftermarket commercial jet engine components. Its primary focus revolves around the CFM International CFM56-3/-5/-7 engines and the International Aero Engines V2500A5 engine, which power the two most prevalent narrow body, single aisle aircraft that are currently flown commercially—the Boeing 737 Classic / 737 NG and the Airbus A320 family. Contrail Aviation acquires commercial jet engines and components for disassembly and/or overhaul to useable components. Components are overhauled by third-party FAA-authorized repair agencies and are then held in inventory for resale. Customers include major airlines, original equipment manufacturers and maintenance, repair and overhaul (MRO) service providers. Contrail Aviation holds an ASA-100 accreditation from the Aviation Suppliers Association. Contrail Aviation’s operations are housed in a 21,000 square-foot office and warehouse facility in Verona, Wisconsin that is leased from an entity owned by the shareholder of Contrail Seller, who joined Contrail Aviation as its Chief Executive Officer in connection with the acquisition, and by the individual appointed as Chief Financial Officer of Contrail Aviation following the acquisition.

Jet Yard offers commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona.  The prevailing climate in this area of Arizona provides conditions conducive to long-term storage of aircraft.  Jet Yard is registered to operate a repair station under Part 145 of the regulations of the FAA and it leases approximately 48.5 acres of land under a lease agreement with Pinal County, Arizona.  Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the date it was acquired by us. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6 acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000), and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense in the initial years will exceed the corresponding cash payments. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. The construction of the demolition pad specified under the lease has not been completed, and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises. Jet Yard offers its services to airlines, aircraft lessors and commercial aftermarket aircraft parts companies.

For the fiscal year ended March 31, 2017, Contrail Aviation and Jet Yard revenues on a combined basis represented approximately 5% of the Company’s consolidated revenues.

AirCo operates an established business offering commercial aircraft parts sales, exchanges, procurement services, consignment programs and overhaul and repair services. Its repair station and support facility holds FAA and European Aviation Safety Agency certifications covering aircraft instrumentation, avionics and a range of accessories for civilian, military transport, regional/commuter and business/commercial jet and turboprop aircraft. AirCo operates at a 20,000 square-foot facility leased from the shareholder of the AirCo Seller. The lease duration is one year with an option for AirCo to extend the lease up to four additional one-year periods at the same terms. The lease provides that AirCo may terminate the lease on 90 days’ notice during the first year. Customers of AirCo include airlines and commercial aircraft leasing companies.

Leasing.

We organized ATGL on October 6, 2015. ATGL provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by us. For the fiscal year ended March 31, 2017, ATGL contributed $538,000 to our consolidated revenues compared to $20,000 for the prior fiscal year.

Backlog.

GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2017, GGS’s backlog of orders was $2.8 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2018. At March 31, 2016, GGS’s backlog of orders was $10.0 million. In addition, at March 31, 2017, Delphax’s backlog of “firm” orders supported by customer purchase orders for the equipment, goods and services that it sells was $3.6 million, all of which it expects to fill by in the fiscal year ending March 31, 2018. Backlog is not meaningful for the Company’s other business segments.

Research and Development.

During the fiscal year ended March 31, 2017, Delphax incurred research and development expense of $1,042,000 compared to $778,000 from the period November 24, 2015 through March 31, 2016. Research and development expense incurred by Delphax relates to the development of its élan™ 500 digital color print system.

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

Jet Yard and AirCo operate repair stations licensed under Part 145 of the regulations of the FAA. These certifications must be renewed annually, or in certain circumstances within 24 months. Certified repair stations are subject to periodic FAA inspection and audit. The repair station may not be relocated without written approval from the FAA.

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

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs (including the risk of loss of key customers and contacts, administrative actions and regulatory changes); and may from time to time underwrite third-party risk through certain reinsurance arrangements. SAIC is included in the Company’s consolidated financial statements.

Employees.

At March 31, 2017, the Company and its subsidiaries had 708 full-time and full-time-equivalent employees. This does not include the 40 employees of Delphax and its subsidiaries employed at March 31, 2017. None of the employees of the Company or any of its subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2017, 47% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. Our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or it employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the new dry-lease agreements under this provision. FedEx has been a customer of the Company since 1980. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Changes in our agreements with FedEx subject us to greater operating risks.

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx with terms different from our prior dry-lease service contracts.  The dry-lease agreements provide for the lease of specified aircraft by us in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. The dry-lease agreements provide for the reimbursement by FedEx of our costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike the prior dry-lease contracts, under the new dry-lease agreements, certain operational costs incurred by us in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are to be borne solely by us.  The current dry-lease agreements provide for the payment by FedEx to us of a monthly administrative fee based on the number and type of aircraft leased and routes operated. The amount of the monthly administrative fee under the current dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.  Accordingly, as a result in the change in our arrangements with FedEx as reflected in the new dry-lease agreements, we are subject to the risk of rising operational costs that are no longer reimbursed to us at cost and may be in excess of the allocable portion of the increased administrative fee, which could adversely affect results of operations.  In addition, since MAC and CSA entered into the new dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. Although MAC and CSA have entered into such an amendment effective as of June 1, 2017 which is expected to positively affect MAC and CSA’s profitability compared to results for the fiscal year ended March 31, 2017, future amendments may reduce the administrative fees and accordingly negatively affect MAC and CSA’s profitability.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017.  These risks include but are not limited to the following:

●	Economic conditions in the global markets in which it operates;
●	Dependence on its strong reputation and value of its brand;
●	Potential disruption to the Internet and FedEx’s technology infrastructure, including customer websites, including cyberattacks;
●	The price and availability of fuel;
●	Its ability to manage its assets, including aircraft, to match shifting and future shipping volumes;
●	Intense competition from other providers of transportation and business services;
●	Changes in governmental regulations that may affect its business;
●	Its ability to make prudent strategic acquisitions and realize the expected benefits;
●	Its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;
●	The continued classification of owner-operators in its ground delivery business as independent contractors rather than as employees;
●	The impact of the United Kingdom’s planned withdrawal from the European Union;
●	The impact of terrorist activities including the imposition of stricter governmental security requirements;
●	Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
●	Global climate change or legal, regulatory or market responses to such change;
●	Localized natural or man-made disasters in key locations, including its Memphis, Tennessee super-hub;
●	Disruptions or modifications in service by the United States Postal Service, a significant customer and vendor of FedEx; and
●	Widespread outbreak of an illness or other communicable disease or any other public health crisis.

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

In the fiscal year ended March 31, 2017, approximately 42% of GAS’s revenues were derived from services under contracts with two customers.  The loss of these customers, or a major decline in business activity with these customers, could materially adversely impact the results of the segment.

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

We invest a significant portion of our capital not needed for operations in marketable securities, including equity securities of publicly traded companies. At March 31, 2017, the fair value of these marketable securities was approximately $4.6 million, of which $2.5 million represents the fair value of shares of common stock of Insignia Systems, Inc. Our results of operations may be affected by gains or losses recognized upon the sale of these investments or by losses recognized upon the determination that any such investment has become impaired or suffered an “other-than-temporary” impairment. At March 31, 2017, we had gross unrealized gains associated with marketable securities aggregating $279,000 and gross unrealized losses aggregating $2,771,000.

Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016 and March 31, 2017 assessments, the Company concluded that it had suffered an “other-than-temporary” impairment in its investment in the common stock of Insignia Systems, Inc. (“Insignia”). In reaching this conclusion, management gave significant weight to the fact that, as of June 30, 2016 and as of March 31, 2017, the Company’s investment in Insignia had been in a continuous unrealized loss position for well over one year and that the magnitude of the unrealized loss had increased sharply during the quarter ended June 30, 2016 and the quarter ended March 31, 2017. While management believed that it was reasonably possible that the unrealized loss at March 31, 2017 would reverse prior to the Company’s divestment of the security, management concluded that the weight of the evidence warranted the “other-than-temporary” impairment. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered to $3,604,000 at June 30, 2016 and to $2,643,000 at March 31, 2017 to reflect the impairment charge.

On the basis of its March 31, 2017 assessment, the Company concluded that it had suffered an additional “other-than-temporary” impairment in its investment in marketable securities for approximately $112,000.

In addition, from time to time we may hold positions in marketable securities that under then-current market conditions we may be unable to liquidate in a timely manner at full value. For example, at May 31, 2017, we held approximately 1.65 million shares of common stock of Insignia Systems, Inc., representing approximately 14% of the outstanding shares and approximately 110 times the average daily trading volume for such shares for the preceding 50 days. In the event that we are unable to liquidate an investment at full value our gain from the sale of that investment may be reduced or our loss from the sale of that investment may be increased.

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

As described elsewhere in Part II, Item 9A of this report, we have identified a number of material weaknesses in our internal control over financial reporting which existed at March 31, 2017. In addition, we have previously identified material weaknesses with respect to our accounting for our investments in Delphax. As a result of an error in the accounting for the attribution of the net income or loss of Delphax to non-controlling interests, we restated our consolidated financial statements at and for the fiscal year ended March 31, 2016, and the selected quarterly financial data for the final two quarters in the fiscal year then ended, as well as our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2015, the three months ended June 30, 2016, the three and six months ended September 30, 2016 and the three and nine months ended December 31, 2016 and selected consolidated balance sheet data at December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL were headquartered at this facility until they were relocated on July 31, 2017. The lease for this facility provides for monthly rent of $14,862 and expires on January 31, 2018, though the lease may be renewed by us for three additional two-year option periods through January 31, 2024. The Company does not intend to renew this lease. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

The Company has acquired approximately 4.626 acres in Denver, North Carolina for the construction of facilities to house the operations of Air T, MAC and ATGL which had been housed at the Little Mountain Airport facility. Construction of the new facility has been completed, and the Company relocated its corporate offices to the facility on July 31, 2017. Acquisition and construction of this facility was financed by borrowings from a bank lender, and the facility is subject to liens securing that construction loan, as well as statutory liens of contractors involved in the construction of the facility to the extent that the final construction costs have not yet been paid.

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

As of March 31, 2017, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms. The table of aircraft presented in Item 1 lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Contrail Aviation leases a 21,000 square foot facility in Verona, Wisconsin. The lease for this facility expires on July 17, 2021, though Contrail Aviation has the option to renew the lease on the same terms for an additional five-year period.

Jet Yard leases approximately 48.5 acres of land from Pinal County at the Pinal Air Park in Marana, Arizona. The lease expires in May 2046, though Jet Yard has an option to renew the lease for an additional 30-year period (though the lease to a 2.6 acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable. The construction of a demolition pad required by March 31, 2017 under the lease has not been completed and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises.

Delphax’s Canadian subsidiary leases a 76,734 square foot manufacturing facility in Mississauga, Ontario under a lease which has been terminated effective upon removal of the property foreclosed upon by Air T.

A newly organized subsidiary of Air T leases 12,206 square feet of space in a building located in Mississauga, Ontario. The lease expires on July 31, 2020 and the subsidiary’s obligations under the lease have been guaranteed by Air T.

AirCo leases a 20,000 square-foot facility from the shareholder of the AirCo Seller which expires in on May 1, 2018, though AirCo may prior thereto terminate the lease on 90-days’ notice and may renew the lease for up to four successive one-year terms.

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

As of March 31, 2017, the number of holders of record of the Company’s Common Stock was 176. The range of high and low sales price per share for the Company’s common stock on the NASDAQ Stock Market from April 1, 2016 through March 31, 2017 is as follows:

	Fiscal Year Ended March 31,
	2017		2016
	High	Low	High	Low
First Quarter	$26.99	$21.50	$24.93	$16.38
Second Quarter	23.50	17.75	28.00	17.21
Third Quarter	25.96	17.24	26.10	16.49
Fourth Quarter	22.55	20.17	26.62	18.70

The Company’s Board of Directors in May 2014 adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were purchased pursuant to this authorization during the fiscal year ended March 31, 2017.

Item 6.     Selected Financial Data.

(In thousands, except per share amounts)

	Year Ended March 31,
	2017	2016	2015	2014	2013	2012
Statements of Operations Data:
Operating revenues	$148,472	$148,212	$112,181	$100,772	$103,064	$89,382

Net income (loss)¹	(3,214)	4,414	2,484	1,467	1,670	1,350

Basic earnings (loss) per share¹	(1.51)	1.86	1.05	0.61	0.68	0.55

Diluted earnings (loss) per share¹	(1.51)	1.84	1.04	0.60	0.68	0.55

Dividend declared per share	-	-	-	0.30	0.25	0.25

Balance sheet data (at period end):
Total assets	65,335	52,155	43,456	37,221	36,055	35,083

Long-term debt	18,413	5	5,000	-	-	-

Stockholders' equity¹	22,966	34,231	29,795	27,360	28,124	27,053

¹ For 2017 and 2016, amount disclosed is that amount attributable to Air T, Inc. stockholders.

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

We currently operate wholly owned subsidiaries in three legacy industry segments:

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

In the past two years, we have organized or acquired businesses operating in three other segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment. In November 2015 we acquired debt and equity interests in Delphax Technologies, Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment. In July 2016, our majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components. In October 2016, we acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. In May 2017, our newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”), acquired the inventory and principal assets of a business based in Wichita, Kansas that distributes and sells airplane and aviation parts. Contrail Aviation, Jet Yard and AirCo comprise the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Following is a table detailing revenues (after elimination of intercompany transactions) by segment and by major customer category:

(Dollars in thousands)
	Year Ended March 31,
	2017		2016

Overnight Air Cargo Segment:
FedEx	$69,558	47%	$68,227	46%

Ground Equipment Sales Segment:
Military	2,627	2%	1,639	1%
Commercial - Domestic	24,536	17%	43,536	29%
Commercial - International	4,284	3%	6,000	4%
	31,447	21%	51,175	35%

Ground Support Services Segment	30,453	21%	24,835	17%

Printing Equipment and Maintenance
Domestic	4,863	3%	2,753	2%
International	4,156	3%	1,202	1%
	9,019	6%	3,955	3%

Commercial Jet Engines and Parts
Domestic	2,682	2%	-	0%
International	4,774	3%	-	0%
	7,456	5%	-	0%

Leasing	539	0%	20	0%

	$148,472	100%	$148,212	100%

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

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the current dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft under the dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA. Under the dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated. The amount of the monthly administrative fee under the current dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are borne by MAC and CSA and not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked. Since MAC and CSA entered into the current dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. MAC and CSA have entered into such an amendment effective as of June 1, 2017 which is expected to positively affect MAC and CSA’s profitability compared to results for the fiscal year ended March 31, 2017.

On June 1, 2016, the current dry-lease agreements were amended to extend the expiration date to May 31, 2020. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis. FedEx has been a customer of the Company since 1980. Loss of its contracts with FedEx would have a material adverse effect on the Company.

Under the dry-lease service contracts in place during the first two months of the fiscal year ended March 31, 2016 and prior periods, FedEx leased its aircraft to MAC and CSA for a nominal amount and paid a monthly administrative fee to MAC and CSA to operate the aircraft. Under these contracts, all direct costs related to the operation of the aircraft (including fuel, outside maintenance, landing fees and pilot costs) were passed through to FedEx without markup.

Pass-through costs under the dry-lease agreements with FedEx totaled $23,379,000 and $24,632,000 for the years ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, MAC and CSA had an aggregate of 80 aircraft under its dry-lease agreements with FedEx.  Included within the 80 aircraft are 4 Cessna Caravan aircraft that are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

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

In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first of which was exercised, extending the contract term to July 13, 2017.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options exercisable by the USAF. All option periods under the contract have been exercised and the contract expired in September 2015, though it continues to govern orders placed under the contract prior to its expiration. For the fiscal year ended March 31, 2017, GGS revenues included $3,174,000 of flight-line tow tractors sales to the USAF under this contract ($708,000 for the fiscal year ended March 31, 2016). Sales of flight-line tow tractors under this contract have been at very low margins. Because the USAF is not obligated to purchase a set or minimum number of units under these contracts, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding.

At March 31, 2017, GGS’s backlog of orders was $2.8 million, compared to a backlog of $10.0 million at March 31, 2016.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2017, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 114 customers at 84 North American airports. During the quarter ended March 31, 2017, GAS entered into new agreements with its principal customer which replaced certain fixed price agreements covering certain locations that had been unprofitable. GAS anticipates the terms of these new agreements will permit it to operate with improved profitability at those locations. In addition, in December 2016, GAS was awarded a five-year contract to provide a major airline customer with ground support equipment services at 28 locations. In the contract award, which was part of a periodic request-for-bid process, GAS retained 21 of its 22 incumbent locations with the customer covered by the RFP process and added seven new locations.

On October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017.

On November 24, 2015, the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax’s Canadian operating subsidiary for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from that Delphax subsidiary on October 2, 2015 and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans, at March 31, 2016 the number of shares of common stock underlying the Shares represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares and approximately 31% of the outstanding shares assuming conversion of the Shares and the issuance of all the shares of Delphax common stock reserved for issuance under Delphax’s employee stock option plans. Under the agreement that provided for the Company’s purchase of these interests, on November 24, 2015 three designees of the Company (including Nick Swenson, the Company’s President, Chief Executive Officer and Chairman, and Michael Moore, the President of our GGS subsidiary) were elected to the board of directors of Delphax, which had a total of seven members following their election. Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to Air T under the Senior Subordinated Note or we continue to hold a specified number of the Shares and interests in the Warrant holders of the Series B Preferred Stock, voting as a separate class, the Company would be entitled to elect, after June 1, 2016, four-sevenths of the members of the board of directors of Delphax and, without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions. As a result of these transactions, we determined that we had obtained control over Delphax in conjunction with the acquisition of the interests described above, and we have consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. The operating loss attributable to Delphax in our consolidated financial statements for the fiscal years ended March 31, 2017 and March 31, 2016 was approximately $5,938,000 and $1,967,000, respectively.

Delphax designs, manufactures and sells advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment, spare parts, supplies and consumable items are manufactured, and maintenance and services are provided by Delphax Canada and such products and services are sold through Delphax, Delphax Canada and Delphax subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Delphax’s legacy consumables production business was expected to generate cash flow while Delphax rolled-out its next generation élan commercial inkjet printer.

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, were reflected in the operating results of Delphax for the quarter ended June 30, 2016. There were no significant additions to inventory and severance reserves from June 30, 2016 to March 31, 2017.

Intangible assets of Delphax had a net book value of approximately $1.4 million as of March 31, 2016. During the quarter ended June 30, 2016, the Company recognized an impairment charge which resulted in the remaining net book value of Delphax intangible assets being fully written off.

The above described adverse business developments drove significant negative operating results and led to severe liquidity constraints for Delphax. In addition to other measures intended to respond to developments, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed. For most of fiscal year 2017, Delphax’s operations have been maintained at a significantly curtailed level.

On January 6, 2017, the Company acquired all rights, and assumed all obligations, of a third-party lender under a senior credit agreement (the “Delphax Senior Credit Agreement”) with Delphax and Delphax Canada providing for a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory., including obligations, if any, to fund future borrowings under the Delphax Senior Credit Agreement. In connection with this transaction, the Company paid to such third-party senior lender an amount equal to the approximately $1.26 million outstanding borrowing balance, plus accrued and unpaid interest and fees. Also in connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Delphax Senior Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding under the Delphax Senior Credit Agreement from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Delphax Senior Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company from Delphax Canada and Delphax of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Delphax Senior Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Delphax Senior Credit Agreement) existing under the Delphax Senior Credit Agreement and that the Company was reserving all rights to exercise remedies under the Delphax Senior Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies. Also, on January 6, 2017, the Company and Delphax Canada entered into a Forbearance and Amendment Agreement dated as of January 6, 2017, which amended the Senior Subordinated Note to increase the default rate of interest from an annual rate of 10.5% to an annual rate of 18%, to be in effect until all amounts under the Senior Subordinated Note are paid in full, and which provides that so long as no Event of Default (as defined in the Senior Subordinated Note) occurs under the Senior Subordinated Note, other than Events of Default that existed as of January 6, 2017, the Company agreed to forbear from exercising its remedies under the Senior Subordinated Note until May 31, 2017 and further provided for the payment by Delphax Canada to the Company of a forbearance fee equal to approximately $141,000. At March 31, 2017, Delphax Canada was not in compliance with financial covenants under the Delphax Senior Credit Agreement. Notwithstanding the existence of these events of default, the Company permitted additional borrowings under the Delphax Senior Credit Agreement to, among other things, fund a final production run by Delphax Canada of consumable products for its legacy printing systems, which production run was primarily completed over the first six months of calendar 2017. Delphax Canada is Delphax's sole manufacturing subsidiary.

Events of default under the Delphax Senior Credit Agreement persisted. On July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholder on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

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

On July 18, 2016, Contrail Aviation, a subsidiary of the Company, completed the purchase of substantially all of the business assets of Contrail Aviation Support, Inc. (the “Contrail Seller”). Prior to the asset sale, the Contrail Seller, based in Verona, Wisconsin, engaged in the business of acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine components. The acquisition consideration paid to the Contrail Seller included equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation. As a result, the Company owns equity membership units in Contrail Aviation representing the remaining 79% of the total equity membership units in Contrail Aviation. In addition, Contrail Aviation has agreed to pay as additional deferred consideration to the Contrail Seller up to a maximum of $1.5 million per year and $3.0 million in the aggregate based on Contrail Aviation’s EBITDA (as defined in the purchase agreement) measured during periods over the five years following the acquisition. Contrail Aviation and the Contrail Seller also entered into put and call options permitting, at any time after the fifth anniversary of the asset sale closing date, Contrail Aviation at its election to purchase from Contrail Seller, and permitting Contrail Seller at its election to require Contrail Aviation to purchase from Contrail Seller, all of Contrail Seller’s equity membership interests Contrail Aviation at price to be agreed upon, or failing such an agreement to be determined pursuant to third-party appraisals in a specified process. On October 3, 2016, a newly formed subsidiary of the Company, Stratus Aero Partners, LLC (formerly, Global Aviation Partners LLC), acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”). Jet Yard was organized in 2014, entered into the lease in June 2016 and prior our acquisition maintained de minimus operations. The aggregate cash consideration paid in these two acquisition transactions, after closing date adjustments and not including potential deferred payments to the Contrail Seller described above, was approximately $4,048,000.

In May 2017, AirCo acquired the inventory and principal business assets, and assumed specified liabilities, of Aircraft Instrument and Radio Company, Incorporated, and Aircraft Instrument and Radio Services, Inc. (collectively the “AirCo Sellers”). The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired business was approximately $2,400,000.

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah, and initially capitalized with $250,000. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the Company’s insurance programs; and underwrites third-party risk through certain reinsurance arrangements. SAIC is included in the Company’s consolidated financial statements.

At March 31, 2017, we held approximately 1.65 million shares of common stock of Insignia Systems, Inc. (“Insignia”), representing approximately 14% of the outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016 and March 31, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $4,711,000 to $3,604,000 at June 30, 2016 and then to $2,643,000 at March 31, 2017 to reflect the impairment charge. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017. During the fourth quarter of the 2017 fiscal year, we recognized an additional investment loss of approximately $116,000 principally due to an other-than-temporary decline in fair value of other investment securities that had been in a continuous loss position for more than 12 months.

Fiscal 2017 Summary

Revenues for our overnight air cargo segment totaled $69,558,000 for the year ended March 31, 2017, representing a $1,331,000 (2%) increase over the prior year. The segment’s administrative fee revenues increased by $2,170,000, reflecting the greater administrative fee amount paid under the dry-lease agreements which became effective on June 1, 2016 for the full fiscal year 2017 compared to ten months for the prior fiscal year. In addition, the segment’s maintenance revenues decreased by $1,799,000 (7%) as a result of a decrease in pass-through maintenance revenues. The segment’s operating income decreased by $776,000 in fiscal 2017 due to higher operating costs not passed through to the customer, principally increased flight crew costs.

Revenues for GGS, net of intercompany eliminations, totaled approximately $31,447,000 for the year ended March 31, 2017, a decrease of $19,728,000 (39%) from the prior year, while operating income decreased by $4,108,000 (63%).  The decrease in GGS revenues and reduction in operating income is attributable principally to the significant sales of commercial domestic deicers in the prior year associated with a significant order that did not reoccur. Operating income was also adversely affected by a reduction in operating margin, as efficiencies gained in the prior-year period from the production of a large volume of identical units under that order did not reoccur in the current-year period.

During the year ended March 31, 2017, revenues from our GAS subsidiary totaled approximately $30,453,000, representing a $5,619,000 (23%) increase from the prior year. The segment’s fiscal year 2017 operating loss, $501,000, was $535,000 (52%) lower than the 2016 loss principally due to the impact of increased revenues. Revenue increased with growth into new markets and services for both new and existing customers and strong parts sales. During the fourth quarter of the fiscal year ended March 31, 2017, GAS entered into new agreements with its principal customer which replaced certain fixed price agreements covering certain locations that had been unprofitable. GAS anticipates the terms of these new agreements will permit it to operate with improved profitability at those locations.

Our new commercial jet engines and parts segment formed through the acquisitions of the businesses of Contrail Aviation and Jet Yard during the fiscal year 2017 contributed $7,456,000 to consolidated revenues for the fiscal year.

Revenues for Delphax, net of intercompany eliminations, totaled approximately $9,019,000, representing a $5,064,000 (128%) increase from the prior fiscal year, primarily due to the inclusion of Delphax in our consolidated results for the full fiscal year following our acquisition of interests in Delphax on November 24, 2015. In addition, Delphax implemented a final production run of consumable products for its legacy printing systems during the fourth quarter of the fiscal year ended March 31, 2017. Consolidated operating income was adversely affected by the $5,938,000 operating loss of the printing equipment and maintenance segment for the fiscal year.

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, are reflected in the operating results of Delphax for the fiscal year ended March 31, 2017.

For most of fiscal year 2017, Delphax’s operations have been maintained at a significantly curtailed level.

During fiscal year 2017, the Company recognized approximately $2,755,000 in other-than-temporary impairment losses on investments (of which approximately $2,643,000 was attributable to the Company’s investment in Insignia), though the Company recognized approximately $1,158,000 in other investment income from the Insignia special dividend paid in January 2017.

Fiscal 2017 vs. 2016

Consolidated revenue, net of intercompany eliminations, of $148,472,000 for the fiscal year ended March 31, 2017 was essentially flat compared to the prior fiscal year amount of $148,212,000. The slight increase in the fiscal year 2017 revenue is due principally to the increase in the ground support services revenues and the inclusion of the printing equipment and maintenance segment for the full fiscal year and the commercial jet engines and parts segment almost entirely offset by the large order of deicers from a major airline in the prior year that did not reoccur in the 2017 fiscal year.

Revenues in the overnight air cargo segment increased $1,331,000 (2%) to $69,558,000 principally due to the greater administrative fee amount paid under the new dry-lease agreements as discussed above. In addition, the segment’s maintenance revenues decreased $1,799,000 (7%) principally due to a decrease in pass-through maintenance revenues.

Revenues for GGS, net of intercompany eliminations, totaled approximately $31,447,000 for the year ended March 31, 2017, a decrease of $19,728,000 (39%) from the prior year. The decrease in GGS revenues and reduction in operating income is attributable principally to the significant sales of commercial domestic deicers in the prior year associated with a significant order that did not reoccur.

During the year ended March 31, 2017, revenues from our GAS subsidiary totaled approximately $30,453,000, representing a $5,619,000 (23%) increase from the prior year. Revenue increased with growth into new markets and services for both new and existing customers and strong annual part sales.

Revenues for Delphax, net of intercompany eliminations, totaled approximately $9,019,000, representing a $5,064,000 (128%) increase from the prior fiscal year, primarily due to the inclusion of Delphax in our consolidated results for the full fiscal year following our acquisition of interests in Delphax on November 24, 2015. In addition, Delphax initiated a final production run of consumable products for its legacy printing systems during the fourth quarter of the fiscal year ended March 31, 2017.

Our new commercial jet engines and parts segment formed through the acquisitions of the businesses of Contrail Aviation and Jet Yard during the fiscal year 2017 contributed $7,456,000 to consolidated revenues for the fiscal year.

Consolidated operating expenses, net of intercompany eliminations, increased by $9,392,000 (7%) to $151,572,000 for fiscal year 2017 compared to fiscal year 2016. Operating expenses in the overnight air cargo segment increased $1,891,000 (3%) over the prior year principally due to higher operating costs not passed through to the customer, principally increased flight crew costs. Of the segment’s $66,834,000 of operating costs in the current year, $23,379,000 were costs passed through to our air cargo customer without markup. Ground equipment sales operating costs decreased $16,103,000 (36%) compared to the prior fiscal year principally due to the order of a major airlines in fiscal year 2016 that did not reoccur. Operating expenses in the ground support services segment increased by $5,083,000 (20%) driven principally by investments made in infrastructure to help position the segment for growth, including facility upgrades, leadership, marketing and data analysis roles, and training.

General and administrative expense increased $4,041,000 (22%) to $22,180,000 in fiscal year 2017. General and administrative expense increased by $2,315,000 due to inclusion of the commercial jet engines and parts segment as a result of the acquisition of the Contrail Aviation business and Jet Yard. General and administrative expense also increased $1,657,000 due to the inclusion of Delphax in consolidated results for the full fiscal year. General and administrative expense also increased due to professional fees related to the acquisitions and the stock repurchase effected in the second quarter of the fiscal year 2017.

Operating loss for the year ended March 31, 2017 was $3,101,000, a $9,132,000 (151%) deterioration from fiscal 2016. The printing equipment and maintenance segment saw an increase in its operating loss in fiscal year 2017 principally due to the significant negative operating results of Delphax related to the asset impairments and other costs described earlier. In addition, the ground equipment sales segment operating income decreased 63% driven principally by decreased sales volume compared to the prior fiscal year. During the fiscal year 2016, the operating income for the ground equipment sales segment was higher as a result of significantly greater volumes and enhanced margins, principally as a result of production efficiencies obtained in connection with the assembly of similar units under a significant order by a major airline company received and completed that did not reoccur in fiscal year 2017. The air cargo operating income decreased 17% compared to the prior year mainly due to the lower billable hours coupled with higher operating costs not passed through to the customer, principally increased flight crew costs. The operating loss of the ground support services segment improved by $535,000 (52%) in fiscal year 2017 principally due to the impact of increased revenues from growth into new markets and services for both new and existing customers and strong parts sales. The commercial jet engines and parts and leasing segments contributed operating income of approximately $533,000 and $423,000, respectively, in the fiscal year 2017. Consolidated operating results included a loss on sale of assets of $25,000 in the current fiscal year compared to a gain of $6,000 in the prior fiscal year.

Non-operating loss, net for the year ended March 31, 2017 was $1,118,000, a $1,240,000 deterioration from fiscal year 2016. This change was caused principally by the impairment loss on investments of $2,755,000 during the fiscal year 2017.

During the year ended March 31, 2017, the Company recorded $725,000 in income tax expense, which resulted in an annual tax effective rate of (17.1%), compared to the rate of 38.9%, for the prior year. The effective income tax rates for both periods differ from the U. S. federal statutory rate of 34% partially due to the effect of state income taxes, the benefit of the federal domestic production activities deduction under Section 199 of the Internal Revenue Code (IRC), the valuation allowance recorded against Delphax’s net deferred tax asset, and the benefit for the exclusion of income for SAIC afforded under Internal Revenue Code (IRC) Section 831(b). SAIC has elected under Section 831(b) to be taxed solely on their net investment income. Section 831(b) is a special provision for certain insurance companies with net annual written premiums of $1,200,000 or less. The benefit of the Section 831(b) election for the March 31, 2017 fiscal year end resulted in a decrease to tax expense of $281,000. The reason for the negative effective tax rate for the year ended March 31, 2017 was the tax impact related to Delphax. Delphax contributed a $6,041,000 pre-tax loss, however given that Delphax is not included in the Air T, Inc.’s consolidated tax returns and has established a full deferred tax valuation allowance, there was no tax benefit recorded for Delphax’s loss. Furthermore, for the year ended March 31, 2017 a partial valuation allowance was recorded for the other-than-temporary loss relating to the investment in Insignia and a benefit was reflected for the dividend received deduction which provides an exclusion from taxable income of 70% of the dividends the Company received.

Net loss attributable to Air T, Inc. stockholders for fiscal year 2017 was $3,214,000, or $1.51 per diluted share, compared to a net income attributable to Air T, Inc. stockholders of $4,414,000, or $1.84 per diluted share, for fiscal year 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company held approximately $2.8 million in cash and cash equivalents. The Company also held approximately $890,000 in restricted cash with $250,000 in cash held as statutory reserve of SAIC and the remaining $640,000 pledged to secure SAIC’s participation in certain reinsurance pools, and $345,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of March 31, 2017, the Company’s working capital amounted to $28,590,000, an increase of $5,348,000 compared to March 31, 2016.

As of March 31, 2017, the Company had a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS, GAS, Jet Yard, AirCo and ATGL may make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus an incremental amount ranging from 1.50% to 2.00% based on a consolidated leverage ratio. At March 31, 2017, the applicable annual interest rate was one-month LIBOR plus 2.00%. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying consolidated statements of income (loss). Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2019. A total of $17,908,000 in borrowings under the Revolving Credit Facility was outstanding at March 31, 2017.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The credit agreement governing the Revolving Credit Facility also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ended March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.50 to 1.0 for the quarter ended March 31, 2017 and 1.75 to 1.0 thereafter (though the consolidated asset coverage ratio is not to be tested under the agreement governing the Revolving Credit Facility for the quarters ending June 30, 2017, September 30, 2017 and December 31, 2017), a maximum consolidated leverage ratio of 3.5 to 1.0, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Company was not in compliance with the maximum consolidated leverage ratio covenant as of the March 31, 2017, December 31, 2016 and September 30, 2016 measurement dates and the minimum tangible net worth covenant at the March 31, 2017, December 31, 2016, and September 30, 2016 measurement dates. The lender has waived compliance with these covenants as of these measurement dates and has agreed that the maximum consolidated leverage ratio covenant will not be tested at the June 30, 2017 measurement date. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole. Except as indicated above, the Company was in compliance with covenants under the Revolving Credit Facility at March 31, 2017.

The Company is exposed to changes in interest rates on its revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been approximately $114,000.

On May 2, 2017, the Company and certain of its subsidiaries entered into an amendment to the agreement governing the Revolving Credit Facility to establish a separate $2.4 million term loan facility under that agreement (the “Term Loan”). Each of the Company and such subsidiaries are obligors with respect to the Term Loan, which matures on May 1, 2018, with equal $200,000 installments of principal due monthly, commencing June 1, 2017. Interest on the Term Loan is payable monthly at a per annum rate equal to 25 basis points above the interest rate applicable to the Revolving Credit Facility. The proceeds of the Term Loan were used to fund the acquisition of the AirCo business. The Term Loan is secured by the existing collateral securing borrowings under the Revolving Credit Facility, including such acquired assets. The amendment also provided that the consolidated asset coverage ratio covenant will not be measured for the fiscal quarters ending June 30, 2017, September 30, 2017 and December 31, 2017.

Pursuant to an amendment to the agreement governing the Revolving Credit Facility that became effective as of June 28, 2017, the interest rates on the revolving loans and Term Loan made under the Revolving Credit Facility were each increased by an additional 0.25% per annum from the date of the amendment until the second business day after delivery of a compliance certificate for the quarter ending March 31, 2017 or any subsequent fiscal quarter end showing compliance with the financial covenants required under the Revolving Credit Facility, other than with respect to covenants as to which compliance had been waived. The lender has also waived the default under the agreement governing the Revolving Credit Facility that arose from the Company’s failure to deliver consolidated financial statements and compliance certificates at and for the respective periods ended March 31, 2017 and June 30, 2017.

On October 31, 2016, the Company and its subsidiaries, MAC, GGS, CSA, GAS, ATGL, Jet Yard and Stratus Aero entered into a Loan Agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility to be located in Denver, North Carolina. Under the Construction Loan Agreement, the Company may make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. At March 31, 2017, outstanding borrowings under the Construction Loan were $562,000.

In connection with and upon consummation of the Contrail Aviation acquisition in July 2016, Contrail Aviation entered into a Credit Agreement (the “Contrail Credit Agreement”) with a bank lender. The Contrail Credit Agreement provided for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 or a borrowing base. The borrowing base was computed monthly and was equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. The borrowing base at March 31, 2017 was $3.2 million, and the outstanding principal balance of borrowings under the Contrail Credit Agreement were $0 as of that date. Borrowings under the Contrail Credit Agreement bear interest at a rate equal to one-month LIBOR plus 2.80%, and mature in January 2018. The obligations of Contrail Aviation under the Contrail Credit Agreement were required to be guaranteed by each of its subsidiaries (if any), and were (and the guaranty obligations of any such subsidiary guarantors were required to be) secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and any such subsidiary guarantors, as applicable (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, real property, and proceeds of the foregoing). The obligations of Contrail Aviation under the Contrail Credit Agreement were also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Credit Agreement, plus costs of collection.

The Contrail Credit Agreement contained affirmative and negative covenants, including covenants that restricted the ability of Contrail Aviation and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contained financial covenants applicable to Contrail Aviation and its subsidiaries, including a minimum debt service coverage ratio of 1.75 to 1.0, a maximum ratio of total liabilities to tangible net worth of 2.5 to 1.0, and a $10,000 limitation on annual operating lease payments. At March 31, 2017, Contrail Aviation was in compliance with its bank covenants.

On May 5, 2017, Contrail Aviation entered into a loan agreement (the “Contrail Loan Agreement”) with a different bank lender to replace the Contrail Credit Agreement described above. The Contrail Loan Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to $15,000,000, with the available borrowing amount not limited by a borrowing base, though the Contrail Loan Agreement provides that the lender is not obligated to advance loans under the Contrail Loan Agreement if there occurs a material adverse change in Contrail Aviation’s or Air T’s financial condition or in the value of any collateral securing the loans made thereunder and an annual appraisal of inventory is required. Borrowings under the Contrail Loan Agreement bear interest at an annual rate equal to one-month LIBOR plus 3.00%.

The obligations of Contrail Aviation under the Contrail Loan Agreement are secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and are also guaranteed by Air T, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Loan Agreement, plus costs of collection. The Contrail Loan Agreement contains affirmative and negative covenants, including covenants that restrict Contrail Aviation’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different that it presently conducts. The Contrail Loan Agreement also contains financial covenants applicable to Contrail Aviation, including maintenance of a Cash Flow Coverage Ratio of 2.0 to 1.0, a Tangible Net Worth of not less than $3,500,000, and a Debt Service Coverage Ratio of 1.1 to 1.0, as such terms are defined in the Contrail Loan Agreement.

The Contrail Loan Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail Aviation’s current Chief Executive Officer and Chief Financial Officer cease to oversee day-to-day operations of Contrail Aviation, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail Aviation’s financial condition.

The Contrail Loan Agreement provides that all loan proceeds are to be used solely for Contrail Aviation’s business operations, unless specifically consented to the contrary by lender in writing. Accordingly, without the written consent of the lender, borrowings under the Contrail Loan Agreement are not a source of liquidity to Air T or any subsidiary of Air T other than Contrail Aviation.

Following is a table of changes in cash flow for the respective years ended March 31, 2017 and 2016:

	Year Ended March 31,
	2017	2016

Net Cash (Used in) Provided by Operating Activities	$(7,554,000)	$3,215,000
Net Cash Used in Investing Activities	(3,700,000)	(5,266,000)
Net Cash Provided by (Used in) Financing Activities	8,688,000	(5,994,000)
Effect of foreign currency exchange rates on cash and cash equivalents	(16,000)	2,000

Net Decrease in Cash and Cash Equivalents	$(2,582,000)	$(8,043,000)

Cash used in operating activities in fiscal year 2017 reflected a change of $10,769,000 compared to fiscal 2016 cash flow provided by operations principally due to the change in inventory and accounts receivable.

Cash used in investing activities was $1,566,000 less in fiscal 2017 primarily due a change in the Company’s marketable securities and business acquisition activities between the two fiscal years.

Cash provided by financing activities in fiscal year 2017 reflected a change of $14,682,000 compared to the cash used for such activities in prior year period due primarily to $17,910,000 in borrowings under the Revolving Credit Facility in the current-year period, offset by the use of $7,917,000 for the repurchase of 329,738 shares of common stock effected by the Company on July 1, 2016. Cash used in financing activities in 2017 was also affected by a net $1,864,000 repayment of Delphax’s senior credit facility. As of March 31, 2016, no amounts were outstanding under Air T, Inc.’s Revolving Credit Facility. Delphax had outstanding borrowings of approximately $1,833,000 under its senior credit facility as of March 31, 2016.

In June 2016, the Company acquired land and entered into an agreement to construct a new corporate headquarters facility in Denver, North Carolina for an aggregate amount of approximately $1.9 million. Construction of the facility has been completed and the Company relocated its corporate headquarters to this facility on July 31, 2017. This facility replaced the Company’s prior headquarters which has been leased from an entity owned by certain former officers and directors at an annual rental payment of approximately $178,000. There are currently no other commitments for significant capital expenditures.

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

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first of which was exercised, extending the contract term to July 13, 2017. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, orders under the contract have not been sufficient to offset the seasonal trend for commercial sales. As a result, GGS revenues and operating income have resumed their seasonal nature. Our other reporting segments are not susceptible to seasonal trends.

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

Revenue Recognition. The Company recognizes revenue when it is earned. This occurs when services have been rendered or products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. Revenues from our Overnight Air Cargo segment are generally recognized as flight operation and maintenance services are provided or, in the case of certain pass-through costs for things like maintenance parts and fuel, as the Company incurs the related expenditure. Within the Company’s Ground Equipment Sales segment, revenues are generally recognized at the time the related equipment has been shipped to the customer and risk of loss has transferred. In the case of certain contracts with the U.S. Government or related prime contractors, the Company applies contract accounting and uses either the percentage-of-completion or completed contract method, as appropriate. Revenues of our Ground Support Services segment are generally recognized as the contracted services are completed. Substantially all Printing Equipment and Maintenance segment revenues are recognized upon product shipment, which is generally when transfer to the customer of loss occurs. Service revenue is recognized upon completion of services. Similarly, Commercial Jet Engines and Parts segment revenues are recognized upon shipment of parts and transfer of loss or, as applicable, upon completion of services. Leasing revenues are recognized consistent with contract terms and are generally recognized on a straight-line basis due to the operating lease classification of the underlying leases.

Although infrequent, the Company does occasionally enter into customer arrangements that involve the delivery of multiple elements. For any such arrangements, the Company applies the applicable accounting guidance in order to identify the individual accounting elements and to determine the most appropriate revenue recognition model for such elements.

We evaluate gross versus net presentation on revenues from products or services purchased and resold in accordance with the revenue recognition criteria outlined in Codification section 605-45, Principal Agent Considerations.

Business Combinations. The Company accounts for business combinations in accordance with FASB Codification Section 805 (“ASC 805”) Business Combinations. Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the purchase consideration over the fair value of identifiable net assets acquired. Included in purchase consideration is the estimated acquisition date fair value of any earn-out obligation incurred. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section or, as applicable to redeemable non-controlling interests, between the liabilities and equity sections of the Company’s consolidated balance sheet.

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

Income statement activity of an acquired business is reflected within the Company’s consolidated statements of income (loss) commencing with the date of acquisition. Amounts for pre-acquisition periods are excluded.

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

Changes in estimate of the fair value of earn-out obligations subsequent to the acquisition date are not accounted for as part of the acquisition but are rather recognized in directly in earnings.

Redeemable Non-Controlling Interest. As more fully described in Note 8 to the consolidated financial statements, the Company is party to a put/call option agreement concerning the non-controlling ownership interest held in the Company’s consolidated subsidiary, Contrail Aviation. The put/call option permits Contrail Aviation, at any time after the fifth anniversary of the Company’s acquisition of Contrail Aviation, to purchase the non-controlling interest from the holder of such interest. The agreement also permits the holder of the non-controlling interest to sell such interest to Contrail Aviation. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the Contrail Aviation non-controlling interest between the liabilities and equity sections of the accompanying March 31, 2017 consolidated balance sheet. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the Contrail Aviation equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the Contrail Aviation equity instrument will become redeemable. Company has elected to apply the first of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or comprehensive income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Attribution of Net Income or Loss of Partially-Owned Consolidated Entities. In the case of Delphax, we determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a variable interest entity. Application of this methodology resulted in attribution of 33% of Delphax net losses to the non-controlling interests for the fiscal quarters ended December 31, 2015 and March 31, 2016, attribution of 32% of Delphax’s net losses to the non-controlling interests, for the fiscal quarter ended June 30, 2016, attribution of 33% of Delphax’s losses to the non-controlling interests for the fiscal quarter ended September 30, 2016, attribution of Delphax’s net income to the non-controlling interests for the fiscal quarter December 31, 2016, and attribution of 2% of Delphax net losses to the non-controlling interests for the quarter ended March 31, 2017. As a result, 33% of Delphax net losses were attributed to the non-controlling interests for the fiscal year ended March 31, 2016 and 30% of Delphax’s net losses were attributed to the non-controlling interests for the fiscal year ended March 31, 2017.

The above-described attribution methodology applies only to our investments in Delphax. We establish the appropriate attribution methodology on an entity-specific basis. In the case of Contrail Aviation, we concluded that an attribution methodology based solely on equity ownership percentages was appropriate.

Goodwill.  The Company tests goodwill for impairment at least once annually. An impairment test will also be carried out anytime events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The applicable accounting standards provide for two methods to assess goodwill for possible impairment, one qualitative and the other a two-step quantitative method. The Company is permitted to first assess qualitative factors to determine whether it is more likely than not (this is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value, including goodwill. In qualitatively evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances such as macroeconomic conditions, industry and market developments, cost factors, and the overall financial performance of the reporting unit. If, after assessing these events and circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the quantitative goodwill impairment test are unnecessary. In the first step of the quantitative method, recoverability of goodwill is evaluated by estimating the fair value of the reporting unit’s goodwill using multiple techniques, including a discounted cash flow model income approach and a market approach. The estimated fair value is then compared to the carrying value of the reporting unit. If the fair value of a reporting unit is less than its carrying value, a second step is performed to determine the amount of impairment loss, if any. The second step requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of goodwill over its implied fair value.

Long-lived Assets. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Factors which may cause an impairment include extended operating cash flow losses from the assets and management's decisions regarding the future use of assets. To conduct impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash is largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with an asset group is less than the carrying value. In the event it is determined that the carrying values of long-lived assets are in excess of the estimated undiscounted cash flows from those assets, the Company then will write-down the value of the assets by such excess. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable.

Marketable Securities.  On a quarterly basis, the Company reviews marketable securities for declines in market value that may be considered other than temporary.  Market value declines are considered to be other than temporary based on the length of time and the magnitude of the amount of each security that is in an unrealized loss position. The Company also consider the nature of the underlying investments and other market conditions or when other evidence indicates impairment. If the Company determines that an investment has other than a temporary decline in fair value, the Company recognizes the investment loss in non-operating income, net in the accompanying consolidated statements of comprehensive income (loss).

Going Concern. The Company applies Codification section 205-40 Presentation of Financial Statements – Going Concern, which became effective for the Company’s fiscal year ended March 31, 2017. In connection with preparing its consolidated financial statements, Company management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal year 2019) with earlier adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities would recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance.

The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company's consolidated financial position, results of operations or cash flows and related disclosures. Because our evaluation is not complete, we have not yet quantified and, accordingly, are not able to make a reasonable estimate of the impact of the new revenue standard on our consolidated financial statements at this time. We anticipate completing our evaluation during the second or third quarter of fiscal year 2018.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This standard amends existing guidance to simplify the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendment in ASU 2015-11 is for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the impact of adopting ASU 2015-11 to be material to the Company's consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This standard eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Under this new guidance, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier adoption permitted. This amendment will not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that amends the guidance on the classification and measurement of financial instruments (Subtopic 825-10). ASU 2016-01 becomes effective in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (“ASC”) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements. The Company currently has investments in available of sale securities and the fair value changes of such securities are, other than in the case of possible other-than-temporary impairments, currently reflected in other comprehensive income. Provided that the Company continues to hold available for sale securities after adoption of the amended guidance, earnings are likely to become more volatile.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as either sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016 and earlier adoption is permitted. The new standard requires that an entity recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Under the previous standard, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, or in the income statement. This accounting guidance will be effective for the Company beginning with its 2018 fiscal year. The Company is currently evaluating the impact of this new guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230). ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. Companies will also be disclosing the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-1, Clarifying the Definition of a Business (Topic 805). This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years that begin after December 15, 2017 and is to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-4, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-7, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, which include interest cost and prior service cost or credit, among others, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, and is to be applied retrospectively for the classification of pension costs on the income statement and prospectively for the criteria on capitalization of certain costs. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 that provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This update is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements. The Company has not yet concluded how the new standard will impact the consolidated financial statements.

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

●

The risk of injury or other damage arising from accidents involving the Company’s overnight air cargo operations, equipment or parts sold by GGS, Contrail Aviation, AirCo or Jet Yard or services provided by GAS or Jet Yard;

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

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Air T, Inc. and Subsidiaries

Denver, North Carolina

We have audited the accompanying consolidated balance sheet of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2017, and the related consolidated statement of loss, comprehensive loss, equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air T, Inc. and subsidiaries as of March 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Charlotte, North Carolina

October 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Air T, Inc. and Subsidiaries

Denver, North Carolina

We have audited the accompanying consolidated balance sheet of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Air T, Inc. and subsidiaries as of March 31, 2016 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

June 29, 2016, except for the effects of the restatement due to the change in accounting related to the Company’s investment in Delphax with respect to the attribution of Delphax losses, as to which the date is October 13, 2017

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended March 31,
	2017	2016
Operating Revenues:
Overnight air cargo	$69,558,334	$68,226,891
Ground equipment sales	31,447,408	51,175,818
Ground support services	30,453,246	24,834,616
Printing equipment and maintenance	9,019,155	3,954,797
Commercial jet engines and parts	7,455,797	-
Leasing	537,719	19,816
	148,471,659	148,211,938

Operating Expenses:
Overnight air cargo	61,661,072	59,587,142
Ground equipment sales	24,350,264	38,060,345
Ground support services	25,089,412	20,752,753
Printing equipment and maintenance	9,490,906	3,611,024
Commercial jet engines and parts	4,501,030	-
Leasing	49,460	-
Research and development	1,042,496	777,942
General and administrative	22,180,477	18,139,830
Depreciation, amortization and impairment	3,181,845	1,257,207
Loss (gain) on sale of property and equipment	25,470	(5,968)
	151,572,432	142,180,275

Operating Income (Loss)	(3,100,773)	6,031,663

Non-operating Income (Loss):
Gain on sale of marketable securities	576,162	49,720
Foreign currency gain, net	286,596	79,654
Other-than-temporary impairment losses on investments	(2,755,318)	-
Other investment income, net	1,345,798	73,115
Interest expense and other	(571,651)	(80,743)
	(1,118,413)	121,746

Income (Loss) Before Income Taxes	(4,219,186)	6,153,409

Income Taxes	725,000	2,395,452

Net Income (Loss)	(4,944,186)	3,757,957

Net Loss Attributable to Non-controlling Interests	1,730,647	655,953

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$(3,213,539)	$4,413,910

Earnings (Loss) Per Share:
Basic	$(1.51)	$1.86
Diluted	$(1.51)	$1.84

Weighted Average Shares Outstanding:
Basic	2,125,224	2,372,527
Diluted	2,125,224	2,396,824

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2017	2016

Net Income (Loss)	$(4,944,186)	$3,757,957

Other Comprehensive Loss:

Foreign currency translation loss	(309,680)	(78,004)

Unrealized net gains (losses) on marketable securities	(1,779,017)	23,182

Tax effect of unrealized net (gains) losses on marketable securities	640,446	(8,346)

Total unrealized net gain (loss) on marketable securities, net of tax	(1,138,571)	14,836

Reclassification of other-than-temporary impairment losses on investments, net of gains on sale of marketable securities, included in income (loss) before income taxes	2,179,155	49,720

Tax effect of reclassification	(784,446)	(17,899)

Reclassification adjustment, net of tax	1,394,709	31,821

Total Other Comprehensive Loss	(53,542)	(31,347)

Total Comprehensive Income (Loss)	(4,997,728)	3,726,610

Comprehensive Loss Attributable to Non-controlling Interests	1,712,660	681,694

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$(3,285,068)	$4,408,304

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $328,327 and $249,528)*	$2,763,365	$5,345,455
Marketable securities	2,130,544	4,944,572
Restricted cash	890,369	820,651
Accounts receivable, less allowance for doubtful accounts of $979,000 and $426,000 (Delphax $1,728,411 and $1,433,494)*	18,923,787	12,303,128
Notes and other receivables-current	2,297,007	592,721
Income tax receivable	402,688	719,899
Inventories, net (Delphax $1,941,729 and $4,642,298)*	19,778,843	12,274,104
Deferred income taxes	-	291,000
Prepaid expenses and other (Delphax $932,794 and $1,034,067)*	1,672,475	1,668,004
Total Current Assets	48,859,078	38,959,534

Investments in available-for-sale securities	2,463,123	4,711,343

Property and equipment, net (Delphax $8,007 and $625,684)*	5,324,488	4,577,774
Cash surrender value of life insurance policies	2,251,450	2,100,057
Notes and other receivables-long-term	66,771	103,996
Deferred income taxes	204,000	-
Other assets (Delphax $0 and $26,020)*	371,975	317,528
Intangible assets, net (Delphax $0 and $1,109,112)*	1,376,699	1,109,112
Goodwill (Delphax $0 and $275,408)*	4,417,605	275,408
Total Assets	$65,335,189	$52,154,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $2,482,578 and $1,684,802)*	$11,571,156	$7,003,660
Income tax payable (Delphax $11,312 and $11,312)*	-	11,312
Accrued expenses (Delphax $3,602,162 and $1,926,340)*	8,672,815	6,842,874
Short-term debt (Delphax $0 and $1,859,300)*	25,000	1,859,300
Total Current Liabilities	20,268,971	15,717,146

Long-term debt (Delphax $0 and $4,835)*	18,412,521	4,835
Deferred income taxes	8,000	546,000
Other non-current liabilities (Delphax $0 and $606,358)*	3,039,402	615,241

Total Liabilities	41,728,894	16,883,222

Redeemable non-controlling interest	1,443,901	-

Commitments and contingencies (Notes 8, 11, and 22)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,042,789 shares issued and outstanding at March 31, 2017, 2,372,527 shares issued and outstanding at March 31, 2016	510,696	593,131
Additional paid-in capital	4,205,536	4,956,171
Retained earnings	18,461,347	28,821,825
Accumulated other comprehensive loss	(212,047)	(140,519)
Total Air T, Inc. Stockholders' Equity	22,965,532	34,230,608
Non-controlling Interests	(803,138)	1,040,922
Total Equity	22,162,394	35,271,530
Total Liabilities and Equity	$65,335,189	$52,154,752

See notes to consolidated financial statements.

* Amounts related to Delphax as of March 31, 2017 and 2016, respectively.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,944,186)	$3,757,957
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of marketable securities	(576,162)	(49,720)
Gain (loss) on sale of property and equipment	25,470	(5,968)
Change in inventory reserves	2,188,192	(945,354)
Change in accounts receivable reserves	194,286	482,915
Depreciation, amortization and impairment	3,181,845	1,257,207
Change in cash surrender value of life insurance	(151,393)	(109,386)
Deferred income taxes	(659,000)	90,484
Warranty reserve	(15,173)	140,768
Other-than-temporary impairment loss on investments	2,755,318	-
Compensation expense related to stock options	-	29,334
Change in operating assets and liabilities:
Accounts receivable	(5,524,446)	(1,530,289)
Notes receivable and other non-trade receivables	(1,600,290)	119,889
Inventories	(7,845,801)	(877,993)
Prepaid expenses and other assets	(129,532)	(422,547)
Accounts payable	4,146,921	605,940
Accrued expenses	1,618,100	1,217,786
Income taxes payable/ receivable	306,900	(524,900)
Non-current liabilities	(525,143)	(21,606)
Total adjustments	(2,609,908)	(543,440)
Net cash (used in) provided by operating activities	(7,554,094)	3,214,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,719,369)	(4,481,030)
Proceeds from sale of marketable securities	6,002,601	226,759
Business combinations, net of cash acquired	(4,573,700)	78,000
Capital expenditures	(2,346,431)	(1,246,071)
Proceeds from sale of property and equipment	6,281	200,634
Increase in restricted cash	(69,718)	(44,298)
Net cash used in investing activities	(3,700,336)	(5,266,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	68,275,140	14,296,108
Payments on line of credit	(49,805,658)	(19,302,273)
Proceeds from line of credit - Delphax	5,387,338	1,832,600
Payments of debt - Delphax	(7,251,473)	(2,827,609)
Stock repurchase	(7,917,009)	-
Proceeds from funding of lease	-	7,428
Net cash provided by (used in) financing activities	8,688,338	(5,993,746)

Effect of foreign currency exchange rates on cash and cash equivalents	(15,998)	1,923

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,582,090)	(8,043,312)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,345,455	13,388,767
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,763,365	$5,345,455

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$272,622	$1,288,474
Non-controlling interests in acquired business	1,312,501	1,712,935
Acquired business earnout contracts and payable	3,016,667	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$298,150	$47,052
Income taxes	1,092,679	2,827,000

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2015	2,372,527	$593,131	$4,929,090	$24,407,915	$(134,913)	$-	$29,795,223

Initial consolidation of Delphax	-	-	-	-	-	1,712,935	1,712,935

Net income (loss)	-	-	-	4,413,910	-	(655,953)	3,757,957

Net change from marketable securities, net of tax	-	-	-	-	46,657	-	46,657

Foreign currency translation loss	-	-	-	-	(52,263)	(25,741)	(78,004)

Funding on residual sharing agreements	-	-	7,428	-	-	-	7,428

Stock-based compensation	-	-	19,653	-	-	9,681	29,334

Balance, March 31, 2016	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2016	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

Repurchase of common stock	(329,738)	(82,435)	(687,635)	(7,146,939)	-	-	(7,917,009)

Net loss*	-	-	-	(3,213,539)	-	(1,862,047)	(5,075,586)

Net change from marketable securities, net of tax	-	-	-	-	256,139	-	256,139

Foreign currency translation income (loss)	-	-	-	-	(327,667)	17,987	(309,680)

Stock-based compensation	-	-	(63,000)	-	-	-	(63,000)

Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation $131,400

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2017 AND 2016

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

We currently operate wholly owned subsidiaries in three legacy industry segments:

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

During the fiscal years ended March 31, 2017 and 2016, we have organized or acquired businesses operating in three other segments. In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment. In November 2015, we acquired debt and equity interests in Delphax Technologies, Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment. In July 2016, our majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components.  In October 2016, we acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. At March 31, 2017, Contrail Aviation and Jet Yard comprised the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings.

In March 2014, the Company formed a wholly-owned subsidiary, Space Age Insurance Company (“SAIC”), as a single parent hybrid captive insurance company to insure risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs. SAIC also underwrites third-party risks through certain reinsurance arrangements. SAIC is included in the Company’s consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Contrail Aviation and Delphax. All intercompany transactions and balances have been eliminated in consolidation.

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

A majority of the Company’s revenues are concentrated in the aviation industry and revenues can be materially affected by current economic conditions and the price of certain supplies such as fuel, the cost of which is passed through to the Company’s cargo customer. The Company has a customer concentration in its overnight air cargo segment which provides service to one major customer. The loss of a major customer would have a material impact on the Company’s results of operations. See Note 16 “Major Customer”.

Cash and Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Foreign Exchange - Delphax, which is headquartered in the United States, has subsidiaries in Canada, France, and the United Kingdom. The functional currency of the Delphax’s Canadian subsidiary is the U.S. dollar, whereas the functional currency of Delphax’s subsidiaries in France and the United Kingdom is the Euro and Pound Sterling, respectively. The balance sheets of foreign operations with a functional currency of other than the U.S. dollar are translated to U.S. dollars using rates of exchange as of the applicable balance sheet date. The statements of income (loss) items of foreign operations are translated to U.S. dollar using average rates of exchange for the applicable period. The gains and losses resulting from translation of the financial statements of Delphax’s foreign operations are recorded within the accumulated other comprehensive income (loss) and non-controlling interests categories of the Company’s consolidated equity.

Goodwill - Goodwill reflects the excess of the purchase consideration in business combinations over the estimated fair value of identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment.

Business Combinations - The Company accounts for business combinations in accordance with FASB Codification Section 805 (“ASC 805”) Business Combinations. Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the purchase consideration over the fair value of identifiable net assets acquired. Included in purchase consideration is the estimated acquisition date fair value of any earn-out obligation incurred. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section or, as applicable to redeemable non-controlling interests, between the liabilities and equity sections of the Company’s consolidated balance sheet.

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

Income statement activity of an acquired business is reflected within the Company’s consolidated statements of income (loss) commencing with the date of acquisition. Amounts for pre-acquisition periods are excluded.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs may include such items as finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, and general administrative costs. The Company accounts for such acquisition-related costs as expenses in the period in which the costs are incurred and the services are received.

Changes in estimate of the fair value of earn-out obligations subsequent to the acquisition date are not accounted for as part of the acquisition but are rather recognized in directly in earnings.

The Company tests goodwill for impairment at least once annually. An impairment test will also be carried out anytime events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.

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

Intangible Assets - Amortizable intangible assets consist of acquired patents, tradenames, customer relationships, and other finite-lived identifiable intangibles. Such intangibles are initially recorded at fair value and subsequently subject to amortization. Amortization is recorded using the straight-line method over the estimated useful lives of the assets. In accordance with the applicable accounting guidance, the Company evaluates the recoverability of amortizable intangible assets whenever events occur that indicate potential impairment. In doing so, the Company assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the estimated fair value of the asset.

The estimated amortizable lives of the intangible assets are as follows:

Years
Software	3
Tradenames	5
Certification	5
Non-compete	5
Patents	9
Customer relationships	10

Attribution of net Income or Loss of Partially-Owned Consolidated Entities - In the case of Delphax, we determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and its subsidiary, Delphax Canada Technologies Canada Limited (“Delphax Canada”). Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. See Note 8, “Acquisitions—Acquisitions of Interests in Delphax,” for a description of our investments in Delphax and Delphax Canada and for the definitions of the capitalized terms used in this paragraph. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a variable interest entity.

The above-described attribution methodology applies only to our investments in Delphax. We establish the appropriate attribution methodology on an entity-specific basis. In the case of Contrail Aviation, we concluded that an attribution methodology based solely on equity ownership percentages was appropriate.

Marketable Securities – In accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all of our marketable equity securities as available-for-sale. Marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income (loss). If we determine that an investment has other than a temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of income (loss). We regularly evaluate our investments for impairment using both quantitative and qualitative criteria. For equity securities, we consider the length of time and magnitude of the amount of each security that is in an unrealized loss position. Other than our investment in Insignia Systems, Inc., all of our marketable securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

Inventories – Inventories related to the Company’s manufacturing and service operations are carried at the lower of cost (determined by use of the first in, first out method) or market. When finished goods units are leased to customers under operating leases, the units are transferred to Property and Equipment. Consistent with aviation industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

Property and Equipment – Property and equipment is stated initially at cost, or fair value if purchased as part of a business combination or, in the case of equipment under capital leases, the present value of future lease payments. Depreciation and amortization are provided on a straight-line basis over the asset’s useful life. Equipment leased to customers is depreciated using an accelerated method. Useful lives range from three years for computer equipment, seven years for flight equipment and ten years for deicers and other equipment leased to customers.

The Company assesses long-lived assets for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the estimated undiscounted cash flows from those assets, the Company then will write-down the value of the assets by such excess.

Asset Retirement Obligation - Under the terms of a lease for a manufacturing facility in Canada, Delphax is responsible for restoring the leased property to its original condition, normal wear and tear excepted. The Company’s accounting for the acquisition of Delphax reflects an estimated asset retirement obligation (“ARO”) liability for this matter of approximately $560,000. The ARO liability was determined using the present value of the estimated facility restoration costs. Determination of this estimated liability involves significant judgment. The liability is reflected on the accompanying March 31, 2017 and 2016 consolidated balance sheets within current liabilities. The liability will be periodically adjusted to reflect revisions to estimated future costs and the accretion of interest. The liability as reflected in the Company’s consolidated balance sheet will also change with movement in the U.S. dollar to Canadian dollar exchange rate. The balance at March 31, 2017 was left unchanged compared to the amount estimated for purchase accounting because there was no change of estimate between November 24, 2015 and March 31, 2017 and because the impact of interest accretion and exchange rate movement was deemed inconsequential.

Restricted Cash — Restricted cash consists of cash held by SAIC as statutory capital reserves and cash collateral securing SAIC’s participation in certain reinsurance pools.

Revenue Recognition – The Company recognizes revenue when it is earned. This occurs when services have been rendered or products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. Revenues from our Overnight Air Cargo segment are generally recognized as flight operation and maintenance services are provided or, in the case of certain pass-through costs for things like maintenance parts and fuel, as the Company incurs the related expenditure. Within the Company’s Ground Equipment Sales segment, revenue is generally recognized at the time the related equipment has been shipped to the customer and risk of loss has been transferred. In the case of certain contracts with the U.S. Government or related prime contractors, the Company applies contract accounting and uses either the percentage-of-completion or completed contract method, as appropriate. Revenues of our Ground Support Services segment are generally recognized as the contracted services are completed. Substantially all Printing Equipment and Maintenance segment revenues are recognized upon product shipment, which is generally when transfer to the customer of loss occurs. Service revenue is recognized upon completion of services. Similarly, Commercial Jet Engines and Parts segment revenues are recognized upon shipment of parts and transfer of loss or, as applicable, upon completion of services. Leasing revenues are recognized consistent with contract terms and are generally recognized on a straight-line basis due to the operating lease classification of the underlying leases.

Although infrequent, the Company does occasionally enter into customer arrangements that involve the delivery of multiple elements. For any such arrangements, the Company applies the applicable accounting guidance in order to identify the individual accounting elements and to determine the most appropriate revenue recognition model for such elements.

We evaluate gross versus net presentation on revenues from products or services purchased and resold in accordance with the revenue recognition criteria outlined in Codification section 605-45, Principal Agent Considerations.

Operating Expenses Reimbursed by Customer – The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income (loss). These pass-through costs totaled $23,379,000 and $24,632,000 for the years ended March 31, 2017 and 2016, respectively.

Stock Based Compensation – The Company has maintained a stock option plan for the benefit of certain eligible employees and directors of the Company, though no further awards may be made under this plan. The Company recognizes compensation expense on stock options based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company uses the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

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

A valuation allowance against net deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. All deferred income taxes are classified as current and noncurrent in the consolidated balance sheets. The Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax position is not recognized if it has a less than a 50% likelihood of being sustained.

Research and Development Costs – All research and development costs are expensed as incurred. The research and development costs for the fiscal year 2017 amounted approximately $1,042,000 compared to $778,000 for fiscal year 2016. All research and development expenses are incurred by our printing equipment and maintenance segment.

Redeemable Non-Controlling Interest - As more fully described in Note 8 to the consolidated financial statements, the Company is party to a put/call option agreement concerning the non-controlling ownership interest held in the Company’s consolidated subsidiary, Contrail Aviation. The put/call option permits Contrail Aviation, at any time after the fifth anniversary of the Company’s acquisition of Contrail Aviation, to purchase the non-controlling interest from the holder of such interest. The agreement also permits the holder of the non-controlling interest to sell such interest to Contrail Aviation. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the Contrail Aviation non-controlling interest between the liabilities and equity sections of the accompanying March 31, 2017 consolidated balance sheet. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the Contrail Aviation equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the Contrail Aviation equity instrument will become redeemable. The Company has elected to apply the first of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or comprehensive income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Going Concern - The Company applies Codification section 205-40 Presentation of Financial Statements – Going Concern, which became effective for the Company’s fiscal year ended March 31, 2017. In connection with preparing its consolidated financial statements, Company management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued.

2.	EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. The dilutive effect of options was excluded in fiscal 2017 given that there was a net loss attributable to Air T, Inc. stockholders. For the year ended March 31, 2016 all options to acquire shares of Air T, Inc. common stock were included in computing earnings per share because their effects were dilutive.

The computation of earnings per common share is as follows:

	Year Ended March 31,
	2017	2016

Net earnings attributable to Air T, Inc.
Stockholders	$(3,213,539)	$4,413,910
Earnings Per Share:
Basic	$(1.51)	$1.86
Diluted	$(1.51)	$1.84
Weighted Average Shares Outstanding:
Basic	2,125,224	2,372,527
Diluted	2,125,224	2,396,824

3.	INVESTMENTS IN SECURITIES

Marketable securities at March 31, 2017 consisted of investments in publicly traded companies with a fair value of $4,594,000, an aggregate cost basis of $4,331,000, gross unrealized gains aggregating $279,000 and gross unrealized losses aggregating $16,000. Marketable securities at March 31, 2016 consisted of investments with a fair market value of $9,656,000, an aggregate cost basis of $9,791,000, gross unrealized gains aggregating $422,000 and gross unrealized losses aggregating $557,000. Securities that had been in a continuous unrealized loss position for less than 12 months as of March 31, 2017 had an aggregate fair value and unrealized loss of $441,000 and $2,771,000, respectively ($5,903,000 and $163,000, respectively, at March 31, 2016). As of March 31, 2017, none of the Company’s investments in securities has been in a continuous loss for more than 12 months. Securities that had been in a continuous unrealized loss position for more than 12 months as of March 31, 2016 had an aggregate fair value and unrealized loss of $4,711,000 and $395,000, respectively). The Company realized gains of $576,000 and $50,000 from the sale of securities during the years ended March 31, 2017 and March 31, 2016, respectively.

At March 31, 2017, we held approximately 1.65 million shares of common stock of Insignia Systems, Inc. (“Insignia”), representing approximately 14% of the outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016 and March 31, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $4,711,000 to $3,604,000 at June 30, 2016 and then to $2,068,000 at March 31, 2017 to reflect an aggregate impairment charge of $2,643,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017. During the fourth quarter of the 2017 fiscal year, we recognized an additional investment loss of approximately $112,000 principally due to an other-than-temporary decline in fair value of other investment securities that had been in a continuous loss position for more than 12 months.

4.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2017	2016
Ground support service parts	$2,447,395	$1,566,694
Ground equipment manufacturing:
Raw materials	1,452,201	1,549,810
Work in process	832,635	408,213
Finished goods	10,001,193	4,328,812
Printing equipment and maintenance:
Raw materials	3,325,142	3,319,939
Work in process	324,949	759,446
Finished goods	790,345	562,912
Commercial jet engines and parts	3,407,339	-
Total inventories	22,581,199	12,495,826
Reserves	(2,802,356)	(221,722)

Total, net of reserves	$19,778,843	$12,274,104

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Year Ended March 31,
	2017	2016
Furniture, fixtures and improvements	$8,377,988	$5,559,885
Construction in progress	1,335,333	-
Equipment leased to customers	272,622	2,898,639
	9,985,943	8,458,524
Less accumulated depreciation	(4,661,455)	(3,880,750)

Property and equipment, net	$5,324,488	$4,577,774

6.	INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets consisted of the following:

	Year Ended March 31,
	2017	2016

Tradenames	$442,000	$120,000
Customer relationships	751,000	-
Non-compete	69,700	-
Certification	47,000	-
Patents	1,090,000	1,090,000
Software	420,360	-
Other	22,242	-
	2,842,302	1,210,000
Less accumulated amortization and impairment	(1,465,603)	(100,888)
Intangible assets, net	$1,376,699	$1,109,112

Amortization expense was approximately $105,000 for the fiscal year 2017 compared to $51,000 for the prior fiscal year. Most of the net book value of the Company’s amortizable intangibles stems from the Company’s acquisitions of Contrail Aviation, D&D and Jet Yard (see Note 8). The Company’s consolidated statement of income (loss) for the year ended March 31, 2017 reflects a tradename and patent impairment charge in the amount of $1,110,000 compared to $50,000 for the prior fiscal year. These impairment charges were incurred by Delphax (see Note 8).

Annual future amortization expense for these intangible assets for the five succeeding years is as follows:

Year ending March 31,
2018	$350,146
2019	268,021
2020	162,840
2021	162,840
2022	101,422

Goodwill consisted of the following:

	Year Ended March 31,
	2017	2016

Goodwill, at original cost	$4,793,013	$375,408
	4,793,013	375,408
Less accumulated impairment	(375,408)	(100,000)
Goodwill, net of impairment	$4,417,605	$275,408

The Company recorded goodwill of approximately $375,000 in connection with its investment in Delphax (Note 8). The Company estimated a subsequent impairment of this goodwill during the fiscal year ended March 31, 2016 of $100,000 and an additional impairment of $275,000 during the quarter ended June 30, 2016.

The Company undertook as of March 31, 2017 a qualitative assessment of goodwill associated with its acquisitions of Contrail Aviation and D&D and concluded that no impairment charge was warranted.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ended March 31,
	2017	2016

Salaries, wages and related items	$5,398,877	$3,288,169
Profit sharing	413,522	1,769,261
Health insurance	423,680	353,825
Warranty reserves	164,240	266,455
Asset retirement obligation	562,500	562,500
Claims reserve	308,528	-
Taxes	508,615	353,825
Other deposits	325,000	-
Other	567,853	248,839
Total	$8,672,815	$6,842,874

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2017	2016
Beginning Balance	$266,455	$231,803
Amounts charged to expense	(15,173)	140,768
Actual warranty costs paid	(87,042)	(166,916)
Delphax acquisition	-	60,800
Ending Balance	$164,240	$266,455

8.	ACQUISITIONS

Acquisitions of Interests in Delphax

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

Principal under the Senior Subordinated Note is due on October 24, 2020 and bears interest at an annual rate of 8.5%. Interest is to be paid in kind until, in the absence of specified events, November 24, 2017. Thereafter, interest is to be paid in cash. Interest in kind is to be paid monthly, while interest payable in cash is to be paid quarterly. The Senior Subordinated Note is guaranteed by Delphax and is secured by security interests granted by Delphax and Delphax Canada in their respective inventories, equipment, accounts receivable, cash, deposit accounts, contract rights and other specified property, as well as a pledge by Delphax of the outstanding capital stock of its subsidiaries, including Delphax Canada. Pursuant to the terms of a subordination agreement (the "Subordination Agreement") entered into on October 2, 2015 by Delphax, Delphax Canada, the Company and the senior lender (the "Senior Lender") that provides a revolving credit facility under an agreement with Delphax and Delphax Canada (the "Delphax Senior Credit Agreement"), the Company's rights with respect to payment under and enforcement of the Senior Subordinated Note, and enforcement of its security interests are subordinated to the rights of the Senior Lender under the Delphax Senior Credit Agreement.

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

As a result of the above transactions, the Company determined that it had obtained control over Delphax and it included Delphax in its consolidated financial statements beginning on November 24, 2015. See Note 9.

The following table summarizes the fair values of consolidated Delphax assets and liabilities as of the Closing Date:

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

The Company has finalized its Delphax acquisition accounting.

Direct costs relating to the above transactions of $110,000 were expensed as incurred during the year ended March 31, 2016, and are included in the general and administrative expenses in the consolidated statements of income and comprehensive income.

Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.

On January 6, 2017, the Company acquired all rights, and assumed all obligations, of a third-party lender under the Delphax Senior Credit Agreement with Delphax and Delphax Canada providing for a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory, including obligations, if any, to fund future borrowings under the Delphax Senior Credit Agreement. In connection with this transaction, the Company paid to such third-party senior lender an amount equal to the approximately $1.26 million outstanding borrowing balance, plus accrued and unpaid interest and fees. Also in connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Delphax Senior Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding under the Delphax Senior Credit Agreement from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Delphax Senior Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company from Delphax Canada and Delphax of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Delphax Senior Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Delphax Senior Credit Agreement) existing under the Delphax Senior Credit Agreement and that the Company was reserving all rights to exercise remedies under the Delphax Senior Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies.  Also, on January 6, 2017, the Company and Delphax Canada entered into a Forbearance and Amendment Agreement dated as of January 6, 2017, which amended the Senior Subordinated Note to increase the default rate of interest from an annual rate of 10.5% to an annual rate of 18%, to be in effect until all amounts under the Senior Subordinated Note are paid in full, and which provides that so long as no Event of Default (as defined in the Senior Subordinated Note) occurs under the Senior Subordinated Note, other than Events of Default that existed as of January 6, 2017, the Company agreed to forbear from exercising its remedies under the Senior Subordinated Note until May 31, 2017 and further provided for the payment by Delphax Canada to the Company of a forbearance fee equal to approximately $141,000. At March 31, 2017, Delphax Canada was not in compliance with financial covenants under the Delphax Senior Credit Agreement. Notwithstanding the existence of these events of default, the Company permitted additional borrowings under the Delphax Senior Credit Agreement to, among other things, fund a final production run by Delphax Canada of consumable products for its legacy printing systems, which production run was primarily completed over the first six months of calendar 2017. Delphax Canada is Delphax's sole manufacturing subsidiary.

Events of default under the Delphax Senior Credit Agreement persisted. On July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholder on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

The intercompany balances under the Delphax Senior Credit Agreement and Senior Subordinated Note as of March 31, 2017 are eliminated in the presentation of the consolidated financial statements. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017 under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or loss attributed to non-controlling interests because Delphax is a variable interest entity.

As further discussed in Note 9, the Company recognized significant expenses in the June 30, 2016 quarter associated with Delphax employee benefit costs and write-downs of Delphax inventories, long-lived tangible and intangible assets, and goodwill. The Company concluded that the charges were necessary to reflect changes in market conditions and business outlook during the June 30, 2016 quarter and were not associated with conditions that existed as of the Delphax Closing Date. As such, these adjustments were not accounted for as “measurement period” adjustments in the accompanying consolidated financial statements.

Acquisition of Interests in Contrail Aviation

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

The acquisition consideration consisted of (i) $4,033,368 in cash, (ii) equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation, and (iii) and contingent additional deferred consideration payments which are more fully described below. In addition to the net assets of the seller, beginning equity of Contrail included cash of approximately $904,000.

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment to be $2,900,000, which amount is included in the “Other non-current liabilities” in the consolidated balance sheet at March 31, 2017. As a result of the EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to that Earnout Period is $1,000,000, which amount is payable in October 2017.

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

The following table summarizes the fair values of assets acquired and liabilities assumed by Contrail Aviation as of the Contrail Closing Date:

July 18, 2016

ASSETS
Accounts receivable	$1,357,499
Inventories	2,118,475
Prepaid expenses	30,121
Property and equipment	33,095
Intangible assets - non-compete	69,700
Intangible assets - tradename	322,000
Intangible assets - certification	47,000
Intangible assets - customer relationship	451,000
Goodwill	4,227,205
Total assets	$8,656,095

LIABILITIES
Accounts payable	$366,575
Accrued expenses	43,652
Earnout liability	2,900,000
Total liabilities	$3,310,227

Net Assets	$5,345,868

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

The Company has finalized its Contrail Aviation acquisition accounting.

The Put/Call Option specifies a fair value strike price as of the exercise date. As such, the Company assigned no value to the Put/Call Option for purposes of purchase accounting. Because the Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation, the Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying March 31, 2017 consolidated balance sheet. The Company estimates that the fair value of Contrail Aviation did not change by more than an inconsequential amount between July 18, 2016 and March 31, 2017. Therefore, other than allocation of the Seller’s proportionate share of Contrail Aviation’s net earnings for the period since acquisition, the Company has not adjusted the redeemable non-controlling interest balance from the Contrail Closing Date amount.

Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.

Amortization expense associated with the acquired intangible assets totaled approximately $93,000 for the period from July 18, 2017 through March 31, 2017.

Other Acquisitions

On October 3, 2016, a newly formed subsidiary of the Company, Global Aviation Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard, from the holder thereof. The cash purchase price was $15,000 and there are no contractual provisions, such as an earn-out, which could result in an increase to this price. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset on the acquisition date was a contract with Pinal County, Arizona to lease approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the acquisition date. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6 acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000), and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense in the initial years will exceed the corresponding cash payments. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. The construction of the demolition pad required by March 31, 2017 under the lease has not been completed and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises.

The acquired Jet Yard business is included in the Company’s commercial jet engine segment. The Company has finalized its Jet Yard acquisition accounting.

Pursuant to an Asset Purchase Agreement signed on October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000. Additionally, $100,000 was due within 30 days after closing and an additional $100,000 is payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017. For purposes of purchase accounting, the Company estimated that the above-mentioned earn-out will be paid in full. Therefore, the Company estimates the total purchase consideration at approximately $700,000. The Company allocated the purchase consideration to identifiable tangible and intangible assets. No liabilities were assumed in the acquisition. The estimated fair value of identifiable tangible and intangibles assets was approximately $200,000 and $300,000, respectively. The $200,000 excess of the purchase consideration over the estimated fair value of identifiable assets was recorded as goodwill. The basis of the acquired assets will be “stepped up” for income tax purposes. As such, no deferred taxes were recognized in purchase accounting.

Amortization expense associated with the acquired intangible assets was approximately $13,000 from October 31, 2016 through March 31, 2017.

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

Refer to Note 8 for the fair value of the assets and liabilities of Delphax on the acquisition date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$328,327	$249,528
Accounts receivable, net	2,036,221	1,433,494
Inventories, net	1,941,729	4,642,298
Other current assets	1,145,274	1,034,067
Total current assets	5,451,551	7,359,387
Property and equipment, net	8,007	625,684
Intangible assets, net	-	1,109,112
Goodwill	-	275,408
Other assets	-	26,020
Total assets	$5,459,558	$9,395,611

LIABILITIES
Current liabilities:
Accounts payable	$2,482,578	$1,684,802
Income tax payable	11,312	11,312
Accrued expenses	3,627,162	1,926,340
Short-term debt	4,714,257	4,435,572
Total current liabilities	10,835,309	8,058,026
Long-term debt	-	4,835
Other long-term liabilities	-	606,358
Total liabilities	$10,835,309	$8,669,219

Net assets	$(5,375,751)	$726,392

The short-term debt include amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of March 31, 2017, the outstanding principal amount of the Senior Subordinated Note was approximately $2,889,000 ($2,576,000 as of March 31, 2016) and the outstanding borrowings under the Delphax Senior Credit Agreement was $1,873,000. Short-term debt as reflected in the above table includes approximately $388,000 and $76,000 of accrued interest, due to the Company from Delphax Canada under the Senior Subordinated Note for the fiscal year 2017 and 2016 respectively. Short-term debt also includes approximately $112,000, due to the Company from Delphax Canada under the Delphax Senior Credit Agreement for the fiscal year 2017.

The assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its subsidiaries.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through March 31, 2017. Revenues and expenses prior to the date of initial consolidation are excluded.

The following table sets forth the revenue and expenses of Delphax that are included in the Company’s consolidated statements of income (loss) and comprehensive income (loss) for the years ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016

Operating revenues	$9,809,997	$3,954,797

Operating expenses:
Cost of sales	10,090,073	3,611,024
General and administrative	2,876,132	1,218,564
Research and development	1,042,496	777,942
Depreciation, amortization and impairment	1,738,819	313,893
	15,747,520	5,921,423
Operating loss	(5,937,523)	(1,966,626)

Non-operating expense, net	(361,098)	(21,111)

Loss before income taxes	(6,298,621)	(1,987,737)

Income taxes	-	-

Net loss	$(6,298,621)	$(1,987,737)

Non-operating expense, net, includes intercompany interest expense of approximately $424,000 associated with the Senior Subordinated Note and the Delphax Senior Credit Agreement for the fiscal year ended March 31, 2017 and approximately $76,000 for the fiscal year ended March 31, 2016. This interest expense was eliminated for purposes of net income (loss) presented in the Company’s accompanying consolidated statements of income (loss) and comprehensive income (loss) for the years ended March 31, 2017 and 2016, though the effect of intercompany interest expense under the Senior Subordinated Note and the Delphax Senior Credit Agreement is reflected in the attribution of Delphax net income or losses attributed to non-controlling interests.

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, were reflected in the operating results of Delphax for the quarter ended June 30, 2016. There were no significant additions to inventory and severance reserves from June 30, 2016 to March 31, 2017.

The Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company recorded goodwill of approximately $375,000 in connection with its investment in Delphax. The Company estimated a subsequent impairment of this goodwill during the fiscal year ended March 31, 2016 of $100,000 and an additional impairment of $275,000 during the quarter ended June 30, 2016. These impairment losses are reflected on the consolidated statement of income (loss) within the “depreciation, amortization and impairment” line item.

Intangible assets of Delphax had a net book value of approximately $1.4 million as of March 31, 2016. During the quarter ended June 30, 2016, the Company recognized an impairment charge which resulted in the remaining net book of Delphax intangible assets being fully written off. The Company estimated and recorded a tradename and patent impairment charge related to Delphax in the amount of approximately $1,385,000 during the quarter ended June 30, 2016. An impairment charge in the amount of $50,000 was recorded during the fiscal year 2016. These impairment losses are reflected on the consolidated statement of income (loss) within the “depreciation, amortization and impairment” line item.

The above described adverse business developments drove significant negative operating results and led to severe liquidity constraints for Delphax. In addition to other measures intended to respond to developments, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed. For most of fiscal year 2017, Delphax’s operations have been maintained at a significantly curtailed level.

We determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. As disclosed in Note 8, the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net losses attributed to non-controlling interests because Delphax is a VIE.

As a result of the application of the above-described attribution methodology, for the fiscal years ended March 31, 2017 and 2016, the attribution of Delphax losses to non-controlling interests was 30% and 33%, respectively.

10.	FINANCING ARRANGEMENTS

As of March 31, 2017, the Company had a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, at March 31, 2017, each of the Company, MAC, CSA, GGS, GAS, Jet Yard, and ATGL was permitted to make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus an incremental amount ranging from 1.50% to 2.00% based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying consolidated statements of income (loss). Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. Pursuant to an August 29, 2017 amendment to the agreement governing the Revolving Credit Facility, the maturity of the Revolving Credit Facility was extended to April 1, 2019. See Note 24 for a discussion of this and other amendments to the agreement governing the Revolving Credit Facility entered into after March 31, 2017.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The credit agreement governing the Revolving Credit Facility also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ended March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.50 to 1.0 for the quarter ended March 31, 2017 and 1.75 to 1.0 thereafter (though the consolidated asset coverage ratio is not to be tested under the agreement governing the Revolving Credit Facility for the quarters ending June 30, 2017, September 30, 2017 and December 31, 2017), a maximum consolidated leverage ratio of 3.5 to 1.0, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Company was not in compliance with the maximum consolidated leverage ratio covenant as of the March 31, 2017, December 31, 2016 and September 30, 2016 measurement dates and has agreed that the covenant will not be tested at the June 30, 2017 measurement date. The lender has waived compliance with this covenant as of these measurement dates. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole. The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible. A total of $17,908,000 in borrowings were outstanding under the credit facility on March 31, 2017.

At March 31, 2017, the annual interest rate applicable to borrowings under the Revolving Credit Facility was one-month “LIBOR” rate plus 200 basis points. The one-month LIBOR rate at March 31, 2017 was approximately 0.98%. Except as indicated above, the Company was in compliance with all covenants under this credit facility at March 31, 2017.

In connection with and upon consummation of the Contrail Aviation acquisition in July 2016, Contrail Aviation entered into a Credit Agreement (the “Contrail Credit Agreement”) with a bank lender. The Contrail Credit Agreement provided for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 or a borrowing base. The borrowing base was computed monthly and was equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. The borrowing base at March 31, 2017 was $3.2 million, and the outstanding principal balance of borrowings under the Contrail Credit Agreement were $0 as of that date. Borrowings under the Contrail Credit Agreement bore interest at a rate equal to one-month LIBOR plus 2.80%, and mature in January 2018. The obligations of Contrail Aviation under the Contrail Credit Agreement were required to be guaranteed by each of its subsidiaries (if any), and were (and the guaranty obligations of any such subsidiary guarantors were required to be) secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and any such subsidiary guarantors, as applicable (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, real property, and proceeds of the foregoing). The obligations of Contrail Aviation under the Contrail Credit Agreement were also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Credit Agreement, plus costs of collection.

The Contrail Credit Agreement contained affirmative and negative covenants, including covenants that restricted the ability of Contrail Aviation and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contained financial covenants applicable to Contrail Aviation and its subsidiaries, including a minimum debt service coverage ratio of 1.75 to 1.0, a maximum ratio of total liabilities to tangible net worth of 2.5 to 1.0, and a $10,000 limitation on annual operating lease payments. At March 31, 2017, Contrail Aviation was in compliance with its bank covenants.

Delphax, through its Canadian subsidiary, Delphax Canada, maintains a debt facility pursuant to a Senior Credit Agreement (the “Delphax Senior Credit Agreement”). The obligations of Delphax Canada under the Delphax Senior Credit Agreement are guaranteed by Delphax. Prior to January 6, 2017, the Delphax Senior Credit Agreement provided for a $7.0 million revolving senior secured credit facility from a third-party lender (the “Senior Lender”), with the amount available for borrowing being subject to a borrowing base of North American accounts receivable and inventory. Borrowings under the Delphax Senior Credit Agreement are secured by substantially all of Delphax’s North American assets. The Delphax Senior Credit Agreement expires in November 2018 and includes certain financial covenants. The Delphax Senior Credit Agreement initially provided for interest based upon the prime rate plus a margin and an additional margin applicable during the pendency of a default. On September 1, 2016, the Senior Lender gave Delphax Canada notice of such default, applied the default interest margin, and communicated that it would be reducing the eligible inventory advance rate under the Delphax Senior Credit Agreement by 0.5% per week for each week commencing September 9, 2016. Delphax Canada was permitted by the Senior Lender to continue to make borrowings under the Delphax Senior Credit Agreement notwithstanding the existence of such default.

The intercompany balance under the Delphax Senior Credit Agreement as of March 31, 2017, as well as the intercompany payment and receipt of fees and interest accruing after January 6, 2017, are eliminated in the presentation of the consolidated financial statements.

Pursuant to an Assignment and Acceptance Agreement dated January 6, 2017 between the Senior Lender and the Company, on January 6, 2017 the Company acquired all rights, and assumed all obligations, of the Senior Lender under the Delphax Senior Credit Agreement, including obligations, if any, to fund future borrowings under the Delphax Senior Credit Agreement. In connection with this transaction, the Company paid to the Senior Lender an amount equal to approximately $1.26 million for the outstanding borrowing balance, plus accrued and unpaid interest and fees. Also in connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Delphax Senior Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding under the Delphax Senior Credit Agreement from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Delphax Senior Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company from Delphax Canada and Delphax of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Delphax Senior Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Delphax Senior Credit Agreement) existing under the Senior Credit Agreement and that the Company was reserving all rights to exercise remedies under the Delphax Senior Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies. Notwithstanding such notice, the Company continued to permit borrowings by Delphax Canada under the Delphax Senior Credit Agreement.

As of March 31, 2017, Delphax had aggregate borrowings of approximately $1,873,000 outstanding under the Delphax Senior Credit Agreement. At March 31, 2017, Delphax Canada was not in compliance with financial covenants under the Delphax Senior Credit Agreement. Due to Delphax Canada’s noncompliance with financial covenants, at March 31, 2017 the Company had the contractual right to cease permitting borrowings under the Delphax Senior Credit Agreement and to declare all amounts outstanding due and payable immediately.

Notwithstanding the existence of these events of default, the Company permitted additional borrowings under the Delphax Senior Credit Agreement to, among other things, fund a final production run by Delphax Canada of consumable products for its legacy printing systems, which production run was primarily completed over the first six months of calendar 2017. Delphax Canada is Delphax's sole manufacturing subsidiary.

Events of default under the Delphax Senior Credit Agreement persisted. On July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholder on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

On October 31, 2016, the Company and its subsidiaries, MAC, GGS, CSA, GAS, ATGL, Jet Yard and Stratus Aero entered into a Loan Agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility to be located in Denver, North Carolina. Under the Construction Loan Agreement, the Company may make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. At March 31, 2017, outstanding borrowings under the Construction Loan were $562,000.

Estimated repayments/maturities of long-term debt as of March 31, 2017 are as follows: approximately $25,000 in fiscal year 2018, approximately $17,968,000 in fiscal year 2019, approximately $60,000 in each of the fiscal years 2020-2022, and approximately $295,000 cumulatively thereafter.

11.	LEASE ARRANGEMENTS

The Company has operating lease commitments for office equipment and its office and maintenance facilities.  The Company leases property used for its corporate offices from a company controlled by certain of the Company’s former officers and directors.  The lease for this facility provides for monthly rent of $14,862 and expires on January 31, 2018, though the lease may be renewed by us for three additional two-year option periods through January 31, 2024.  The Company relocated its corporate offices to an owned facility in July 2017 and does not expect to renew this lease.

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

Delphax Canada leased its production facility in Mississauga, Ontario under an agreement extending through August 2018. Annual rents remaining under the agreement were CDN $384,000 (approximately $288,000 using the March 31, 2017 exchange rate) per year. In addition, Delphax Canada was obligated to pay as additional rent the related operating expenses of the landlord. Under the terms of the lease, Delphax Canada is also subject to a facility restoration obligation. This lease has been terminated effective upon removal of the property foreclosed upon by Air T, see Note 9 and Note 24.

Delphax has office space in the United Kingdom under an operating lease that extends through January 2018. The annual lease payment for this facility is £62,400 (approximately $78,000 using the March 31, 2017 exchange rate). In addition to the contracted lease amount, the lease payments include a pro rata portion of the operating expenses incurred by the landlord.

A newly organized subsidiary of Air T leases 12,206 square feet of space in a building located in Mississauga, Ontario. The lease commenced on August 1, 2017 and terminates on July 31, 2020. Annual rent under the lease escalates annually, with annual rent of approximately $94,600 (CDN) for the first year and approximately $97,000 (CDN) in the third year. The subsidiary’s obligations under the lease have been guaranteed by Air T.

Contrail Aviation leases a 21,000 square foot facility in Verona, Wisconsin. The lease for this facility expires on July 17, 2021, though Contrail Aviation has the option to renew the lease on the same terms for an additional five-year period. The lease provides for monthly rent of approximately $13,000 (see Note 23).

Jet Yard leases approximately 48.5 acres of land under a lease agreement with Pinal County, Arizona. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6 acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000), and increases by an additional five percent for each three-year period thereafter. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. The construction of the demolition pad specified under the lease has not been completed, and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises.

At March 31, 2017, future minimum annual lease payments (foreign currency amounts translated using applicable March 31, 2017 exchange rates) under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2018	$3,256,000
2019	2,076,000
2020	1,453,000
2021	842,000
2022	725,000
Thereafter	5,103,000
Total minimum lease payments	$13,455,000

The Company’s rent expense excluding Delphax for operating leases totaled approximately $3,872,000 and $3,038,000 for fiscal 2017 and 2016, respectively, and includes amounts to related parties of $289,000 and $178,000 in fiscal 2017 and 2016, respectively. Delphax’s rent expense for the fiscal year ended March 31, 2017 was approximately $391,000 compared to $226,000 from November 24, 2015 through March 31, 2016.

12.	EQUIPMENT LEASED TO CUSTOMERS

The Company leases equipment to third parties. Delphax leased a printer to a third party under an operating lease agreement entered into in June 2015. The lease was assigned to ATGL during the quarter ended June 30, 2016. As of March 31, 2017, minimum future rentals under non-cancelable operating leases are as follow:

Year ended March 31,
2018	$131,160
2019	131,160
2020	131,160
2021	131,160
2022	21,860
Thereafter	-
Total minimum lease payments	$546,500

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following consolidated balance sheet items are measured at fair value:

	Fair Value Measurements at March 31,
	2017	2016

Marketable securities (Level 1)	$4,593,667	$9,655,915
Acquisition contingent consideration obligations (Level 3)	$3,023,031	$-
Redeemable Non-Controlling Interest (Level 3)	$1,443,901	$-

There was no significant change in the estimated fair value between initial recognition and March 31, 2017 for the acquisition contingent consideration obligations and the redeemable non-controlling interest.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value at March 31, 2017 and 2016.

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

On December 14, 2014, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company.  The Rights were governed by a Rights Agreement (the “Rights Agreement”) dated as of December 15, 2014. On September 26, 2016, a special committee of independent members of the Company’s Board of Directors, under authority delegated to such committee by the Board of Directors of the Company, resolved to amend the Rights Agreement to accelerate the expiration of the Rights (as defined in the Rights Agreement) from 5:00 p.m., Eastern time, on December 26, 2017 to 5:00 p.m., Eastern time, on September 26, 2016. Thereafter, on September 26, 2016, the Company entered into an amendment to the Rights Agreement to accelerate the expiration of the Rights from 5:00 p.m., Eastern time, on December 26, 2017 to 5:00 p.m., Eastern time, on September 26, 2016 (the “Final Expiration Time”). As a result of such amendment, the Rights Agreement was effectively terminated on September 26, 2016 and all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired at the Final Expiration Time.

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

The Common Stock was retired upon repurchase. The accompanying consolidated statement of equity for the year ended March 31, 2017 reflects the resultant respective reductions in common stock, additional paid-in capital, and retained earnings.

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

There was no compensation expense related to Air T, Inc. stock options for the years ended March 31, 2017 and 2016. As of March 31, 2017, there was no unrecognized compensation expense, related to the stock options. There were no stock options granted during the years ended March 31, 2017 and March 31, 2016.

As of March 31, 2017, 36,000 shares of Air T stock options expired. In order to remove the deferred tax asset related to these stock options, a decrease of $63,000 was recorded through additional paid in capital.

In addition, Delphax maintains a number of stock option plans. These plans were in place at the time of the Company’s acquisition of interests in Delphax. Subsequent to the acquisition, Delphax granted 1.2 million non-qualified options to purchase shares of its common stock to certain of its employees at an exercise price of $0.33 per share.

Option activity, which only reflects the activity of Air T, Inc., is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life (Years)	Value

Outstanding at March 31, 2015	46,000	$8.68	2.87	$732,000
Granted	-	-
Exercised	-	-
Forfeited	(6,000)	8.29
Repurchased	-	-
Outstanding at March 31, 2016	40,000	$8.74	2.09	$617,000
Granted	-	-
Exercised	-	-
Forfeited	(30,000)	8.29
Repurchased	-	-
Outstanding at March 31, 2017	10,000	$10.08	6.15	$101,000
Exercisable at March 31, 2017	10,000	$10.08	6.15	$101,000

16.	MAJOR CUSTOMER

Approximately 47% and 46% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2017 and 2016, respectively. Approximately 15% and 24% of the Company’s consolidated accounts receivable at March 31, 2017 and 2016, respectively, were due from FedEx Corporation.

17.	INCOME TAXES

The components of income tax expense were as follows:

	Year Ended March 31,
	2017	2016
Current:
Federal	$1,124,000	$1,817,000
State	128,000	316,000
Foreign	132,000	171,000
Total current	1,384,000	2,304,000
Deferred:
Federal	(592,000)	152,000
State	(67,000)	(61,000)
Total deferred	(659,000)	91,000

Total	$725,000	$2,395,000

Income tax expense was different from the amount computed by applying the statutory federal income tax rate of 34% as shown in the following table:

	Year Ended March 31,
	2017		2016
Expected Federal income tax expense U.S. statutory rate	$(1,434,000)	34.0%	$2,092,000	34.0%
State income taxes, net of Federal benefit	40,000	-0.9%	169,000	2.7%
Permanent differences, other	156,000	-3.7%	47,000	0.8%
Dividend received deduction	(302,000)	7.2%	-	0.0%
Section 831(b) benefit	(281,000)	6.7%	(316,000)	-5.1%
Change in valuation allowance	3,868,000	-91.8%	557,000	9.0%
Domestic production activities deductions	(64,000)	1.5%	(193,000)	-3.1%
Income attributable to minority interest - Contrail Aviation	(45,000)	1.1%	-	0.0%
Deferred benefit for outside basis difference recorded on Delphax CFC's	(1,015,000)	24.1%	-	0.0%
Deferred state income taxes, net of Federal benefit for Delphax	(102,000)	2.4%	-	0.0%
Other differences, net	(96,000)	2.3%	39,000	0.6%
Income tax expense	$725,000	-17.1%	$2,395,000	38.9%

Delphax, which generated losses for the periods ended March 31, 2017 and March 31, 2016 is not included in Air T, Inc.’s consolidated tax return, accounts for $3,212,000 and $557,000 of the above valuation allowance effect for each period, respectively.

Deferred tax assets and liabilities consisted of the following as of March 31:

	Year Ended March 31,
	2017	2016
Inventory reserves	$785,000	$504,000
Accrued vacation	475,000	439,000
Stock option compensation	108,000	141,000
Property and equipment	169,000	-
Warranty reserve	39,000	74,000
Accounts and notes receivable reserve	290,000	181,000
Employee severance reserve	460,000	-
Net operating loss carryforwards	6,461,000	5,353,000
Federal/Canadian tax credits	4,648,000	4,784,000
263A inventory capitalization	10,000	60,000
Unrealized gains/losses and outside basis difference for CFC's	1,995,000	-
Intangibles	43,000	-
Other	78,000	112,000
Total deferred tax assets	15,561,000	11,648,000

Deferred revenue	(35,000)	(52,000)
Prepaid expenses	(505,000)	(563,000)
Property and equipment	-	(70,000)
Intangibles	-	(388,000)
Gain on marketable securities (OCI)	(94,000)	-
Outside basis difference	(34,000)	-
Total deferred tax liabilities	(668,000)	(1,073,000)
Net deferred tax asset (liability)	$14,893,000	$10,575,000
Less valuation allowance	(14,698,000)	(10,830,000)
Net deferred tax asset (liability) after valuation allowance	$195,000	$(255,000)

The deferred tax items are reported on a net current and non-current basis in the accompanying fiscal 2017 and 2016 consolidated balance sheets according to the classification of the underlying asset and liability.

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America. The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the fiscal 2013 through 2015 tax years. The periods subject to examination for the Company’s state returns are generally the fiscal 2012 through 2015 tax years. As of March 31, 2017 and 2016, the Company did not have any unrecognized tax benefits. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2017 and 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2017 and 2016.

As described in Note 8, effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 38%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has three foreign subsidiaries located in Canada, France, and the United Kingdom which file tax returns in those jurisdictions. With few exceptions, Delphax is no longer subject to examinations by income tax authorities for tax years before 2012.

Delphax maintains a September 30 fiscal year. As of September 30, 2016, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $6.3 million and $13.2 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.3 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $311,000 are available to offset future income tax with no expiration date. The Company does not believe its investment in Delphax by Air T resulted in an ownership change for purposes of Section 382. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards will be significantly limited. In the event of bankruptcy proceedings involving Delphax or Delphax Canada, any remaining tax attributes, including net operating losses and credit carryforwards in each respective jurisdiction will be lost.  The Company has recorded an outside basis difference in the stock of these entities of $2.9 million which is the estimated loss that will be recognized in the United States upon their liquidation. See further information regarding Delphax Canada developments in Notes 8, 10, and 24.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets will be recovered. In accounting for the Delphax tax attributes, the Company has established a full valuation allowance of 14.0 million at March 31, 2017 and 10.8 million at March 31, 2016. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against Delphax’s net deferred tax assets.

18.	EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the years ended March 31, 2017 and 2016 was approximately $529,000 and $376,000, respectively, and was recorded in the consolidated statements of income (loss).

The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2017 and 2016 was approximately $390,000 and $1,748,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income (loss).

In addition, Delphax has a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. Delphax contributes an amount equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The employer contribution vests after the employee has completed three years of eligible service. There was no contribution made by Delphax during the fiscal year 2017 compared to $15,000 period from November 24, 2015 through March 31, 2016. Delphax has canceled its 401(k) program earlier in the fiscal year 2017.

Delphax also has a defined contribution plan covering substantially all Canadian employees. Canadian employees contribute 2% of gross salary to the plan, and Delphax makes a contribution to the plan of 3% or 4% of gross salary depending on employee classification. The employer contribution vests over two years. The contribution made by Delphax during the fiscal year 2017 was $78,000 compared to $41,000 during the period from November 24, 2015 through March 31, 2016.

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2017
Operating Revenues	$30,493	$38,523	$35,769	$43,687
Operating Income (Loss)	(7,073)	1,022	$1,639	1,311
Net Income (Loss) Attributable to Air T, Inc Stockholders	(5,751)	1,084	1,220	233
Basic Earnings (Loss) per share	(2.42)	0.53	0.60	0.11
Diluted Earnings (Loss) per share	(2.42)	0.53	0.60	0.11

2016
Operating Revenues	$22,359	$44,654	$46,619	$34,581
Operating Income (Loss)	(1,049)	5,505	3,890	(2,314)
Net Income (Loss) Attributable to Air T, Inc Stockholders	(736)	3,794	2,726	(1,370)
Basic Earnings (Loss) per share	(0.31)	1.60	1.15	(0.57)
Diluted Earnings (Loss) per share	(0.31)	1.58	1.14	(0.57)

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. This impairment totaled approximately $1,385,000 during the quarter ended June 30, 2016. The Company also recorded a partial impairment of Delphax related long-lived tangible assets, totaling approximately $249,000 during the quarter ended June 30, 2016. These impairment losses are reflected on the consolidated statements of income (loss) within the “depreciation, amortization and impairment” line item. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments discussed above, which aggregated to approximately $5,610,000, are reflected in the operating results of Delphax for the quarter ended June 30, 2016.

In addition, results for the quarter ended June 30, 2016 included a non-operating charge of approximately $1,502,000 related to the Company’s investment in marketable securities of Insignia Systems, Inc. (“Insignia”). While the Company does not intend to liquidate its securities holdings in Insignia within twelve months, the Company recognized an impairment loss on the investment during the quarter ended June 30, 2016 due in part to the magnitude of the loss position in the investment, which increased sharply during the quarter, and the fact that the investment had been in a continuous loss position for well over one year.

20.	GEOGRAPHICAL INFORMATION

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2017 and March 31, 2016:

	March 31,	March 31,
	2017	2016
United States, the Company’s country of domicile	$5,323,471	$4,544,050
Foreign	1,017	33,724
Total property and equipment, net	$5,324,488	$4,577,774

Total revenue, located in the United States, the Company’s Country of domicile, and outside the United States is summarized in the following table as of March 31, 2017 and March 31, 2016:

	March 31,	March 31,
	2017	2016
United States, the Company’s country of domicile	$135,257,659	$141,010,279
Foreign	13,214,000	7,201,659
Total revenue	$148,471,659	$148,211,938

21.	SEGMENT INFORMATION

The Company has six business segments. The overnight air cargo segment, composed of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, composed of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, composed of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is composed of Delphax and its subsidiaries, which was consolidated for financial accounting purposes beginning November 24, 2015. Delphax designs, manufactures and sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in the United Kingdom and France. A significant portion of Delphax’s net sales is related to service and support provided after the sale. Delphax has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East. In July 2016, the Company’s majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine component. In October 2016, the Company, through a wholly owned subsidiary, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. At March 31, 2017, Contrail Aviation and Jet Yard comprised the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings. The Company’s leasing segment, comprised of the Company’s Air T Global Leasing, LLC subsidiary, provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. Air T Global Leasing, LLC commenced operations during the quarter ended December 31, 2015.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income. For the fiscal year ended March 31, 2017, the premiums paid to SAIC by the Company were allocated among the operating segments based on segment revenue and certain identified corporate expense were allocated to the segments based on the relative benefit of those expenses to each segment.

Segment data is summarized as follows:

	Year Ended March 31,
	2017	2016
Operating Revenues:
Overnight Air Cargo	$69,558,334	$68,226,891
Ground Equipment Sales:
Domestic	26,922,009	45,417,216
International	4,284,000	6,000,000
Total Ground Equipment Sales	31,206,009	51,417,216
Ground Support Services	30,453,246	24,834,616
Printing Equipment and Maintenance
Domestic	5,653,997	2,753,138
International	4,156,000	1,201,659
Total Printing Equipment and Maintenance	9,809,997	3,954,797
Commercial Jet Engines and Parts:
Domestic	2,688,902	-
International	4,774,000	-
Total Commercial Jet Engines	7,462,902	-
Leasing	537,719	19,816
Corporate	1,136,311	1,068,240
Intercompany	(1,692,859)	(1,309,638)
Total	$148,471,659	$148,211,938

Operating Income (Loss):
Overnight Air Cargo	$2,723,933	$3,283,495
Ground Equipment Sales	2,378,812	6,486,846
Ground Support Services	(500,712)	(1,035,929)
Printing Equipment and Maintenance	(5,937,522)	(1,966,626)
Commercial Jet Engines and Parts	534,762	-
Leasing	422,913	2,192
Corporate	(2,787,760)	(647,888)
Intercompany	64,801	(90,427)
Total	$(3,100,773)	$6,031,663

Capital Expenditures:
Overnight Air Cargo	$95,270	$92,707
Ground Equipment Sales	21,766	341,124
Ground Support Services	465,718	520,243
Printing Equipment and Maintenance	9,927	16,438
Commercial Jet Engines and Parts	60,104	-
Leasing	3,070,037	241,398
Corporate	1,690,109	275,559
Intercompany	(3,066,500)	(241,398)
Total	$2,346,431	$1,246,071

Depreciation, Amortization and Impairment:
Overnight Air Cargo	$124,793	$138,639
Ground Equipment Sales	597,240	518,013
Ground Support Services	383,963	224,878
Printing Equipment and Maintenance	1,738,819	313,893
Commercial Jet Engines and Parts	109,807	-
Leasing	247,323	8,724
Corporate	174,510	53,060
Intercompany	(194,610)	-
Total	$3,181,845	$1,257,207

The elimination of intercompany revenues is related to the sale of two élan printers by Delphax to ATGL during the fiscal year 2017, along with the premiums paid to SAIC, and the elimination of intercompany operating income for such period reflects the margins on the sales of those assets, elimination of excess depreciation and amortization related to the margin on those assets, and the premiums paid to SAIC.

22.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various other legal actions and claims arising in the ordinary course of business. Management believes that these matters, if adversely decided, would not have a material adverse effect on the Company's results of operations or financial position.

In July 2016, pursuant to the Asset Purchase Agreement, Contrail Aviation agreed to pay as contingent additional deferred consideration up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate (collectively, the “Earnout Payments” and each, an “Earnout Payment”), calculated as follows:

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The company has estimated its liability with respect to the Earnout Payment of $2,900,000, which amount is included in the “Other non-current liabilities” in the consolidated balance sheet at March 31, 2017. As a result of the EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to that Earnout Period is $1,000,000, which amount is payable in October 2017.

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

On October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017.

In June 2016, the Company acquired land and entered into an agreement to construct a new corporate headquarters facility in Denver, North Carolina for an aggregate amount of approximately $1.9 million.  Construction was completed and the Company relocated its corporate offices to this facility in July 2017. This facility will replace the Company’s current headquarters which is leased from an entity owned by certain former officers and directors at an annual rental payment of approximately $178,000.

There are currently no other commitments for significant capital expenditures.

23.	RELATED PARTY MATTERS

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL are headquartered at this facility. The lease for this facility provides for monthly rent of $14,862 and expires on January 31, 2018, though the lease may be renewed by us for three additional two-year option periods through January 31, 2024. The Company does not intend to renew the lease to this facility as operations conducted at this facility were relocated to a newly constructed, owned facility on July 31, 2017. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

During the fiscal year ended March 31, 2016, the Company’s leasing subsidiary has acquired interests in two equipment leases originated by Vantage Financial, LLC (“Vantage”) for aggregate payments to Vantage of approximately $401,250. The interests in the acquired leases entitle the Company’s leasing subsidiary to receive lease payments from the third parties leasing the equipment for a specified period. Pursuant to the agreements between the Company’s leasing subsidiary and Vantage, Vantage’s fees for servicing the equipment leases for the leasing subsidiary (approximately $1,000) were included in the acquisition payments. William R. Foudray, a director of the Company, is the Executive Vice President and a co-founder of Vantage. The amounts paid by the Company’s leasing subsidiary to Vantage to acquire these lease assets represent approximately 1% of Vantage’s outstanding lease assets at March 31, 2017 and the servicing income represents less than 1% of Vantage’s annual revenues.

Contrail Aviation leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a corporation whose stock is owned equally by Mr. Joseph Kuhn, Chief Executive Officer of Contrail Aviation, and Mrs. Miriam Kuhn, Chief Financial Officer of Contrail Aviation. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of $111,189 to Cohen Kuhn Properties, LLC pursuant to such lease during the period from July 18, 2016 through March 31, 2017. The lease for this facility expires on June 30, 2021, though the Company has the option to renew the lease for a period of five years on the same terms. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

24.	SUBSEQUENT EVENTS

Management performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through the date that these consolidated financial statements were issued.

On May 2, 2017 and May 31, 2017, newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”), acquired the inventory and principal business assets, and assumed specified liabilities, of Aircraft Instrument and Radio Company, Incorporated, and Aircraft Instrument and Radio Services, Inc. The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired assets was approximately $2,400,000. Following the acquisition, AirCo is included in the commercial jet engines and parts segment of the Company’s operations.

On May 2, 2017, the Company and certain of its subsidiaries entered into an amendment to the agreement governing the Company’s $25.0 million Revolving Credit Facility to establish a separate $2,400,000 term loan facility under that agreement (the “Term Loan”). Each of the Company and such subsidiaries are obligors with respect to the Term Loan, which matures on May 1, 2018, with equal $200,000 installments of principal due monthly, commencing June 1, 2017. Interest on the Term Loan is payable monthly at a per annum rate equal to 25 basis points above the interest rate applicable to the Revolving Credit Facility. The proceeds of the Term Loan were used to fund the acquisition of the AirCo business. The Term Loan is secured by the existing collateral securing borrowings under the Revolving Credit Facility, including such acquired assets. The amendment also provided that the consolidated asset coverage ratio covenant will not be measured for the fiscal quarters ending June 30, 2017, September 30, 2017 and December 31, 2017.

On May 5, 2017, Contrail Aviation entered into a loan agreement (the “Contrail Loan Agreement”) with a bank lender to replace the Contrail Credit Agreement described in Note 10. The Contrail Loan Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to $15,000,000, with the available borrowing amount not limited by a borrowing base, though the Contrail Loan Agreement provides that the lender is not obligated to advance loans under the Contrail Loan Agreement if there occurs a material adverse change in Contrail Aviation’s or the Company’s financial condition or in the value of any collateral securing the loans made thereunder and an annual appraisal of inventory is required. Borrowings under the Contrail Loan Agreement bear interest at an annual rate equal to one-month LIBOR plus 3.00%.

The obligations of Contrail Aviation under the Contrail Loan Agreement are secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Loan Agreement, plus costs of collection. The Contrail Loan Agreement contains affirmative and negative covenants, including covenants that restrict Contrail Aviation’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different that it presently conducts. The Contrail Loan Agreement also contains financial covenants applicable to Contrail Aviation, including maintenance of a Cash Flow Coverage Ratio of 2.0 to 1.0, a Tangible Net Worth of not less than $3,500,000, and a Debt Service Coverage Ratio of 1.1 to 1.0, as such terms are defined in the Contrail Loan Agreement.

The Contrail Loan Agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail Aviation’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail Aviation, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail Aviation’s financial condition. The Contrail Loan Agreement provides that all loan proceeds are to be used solely for Contrail Aviation’s business operations, unless specifically consented to the contrary by lender in writing.

On June 7, 2017, the Company’s SAIC subsidiary invested $500,000 for a 40% interest in TFS Partners LLC (“TFS Partners”), a single-purpose investment entity organized by SAIC and other investors for the purpose of making an investment in a limited liability company, The Fence Store LLC (“Fence Store LLC”), organized for the purpose of acquiring substantially all of the assets of The Fence Store, Inc. (“Fence Store Inc.”). TFS Partners acquired a 60% interest in Fence Store LLC, which has completed the purchase of substantially all of the assets of Fence Store Inc. Prior to this transaction, Fence Store Inc. operated a business under the tradename “Town and Country Fence”, selling and installing residential and commercial fencing in the greater Twin Cities, Minnesota area. Fence Store LLC intends to continue this business.

Pursuant to a Fifth Amendment and Waiver Agreement effective as of June 28, 2017 among Air T, MAC, GGS, CSA, GAS, ATGL, Stratus Aero Partners LLC, Jet Yard, AirCo and the lender under the Revolving Credit Facility, the agreement governing the Revolving Credit Facility was amended to provide that the interest rates on the revolving loans made under the Revolving Credit Facility and on the Term Loan would each be increased by an additional 0.25% per annum from the date of the amendment until the second business day after delivery of a compliance certificate for the quarter ending March 31, 2017 or any subsequent fiscal quarter end showing compliance with the financial covenants required under the Revolving Credit Facility. Pursuant to the amendment, the lender waived compliance with the maximum consolidated leverage ratio covenant under the Revolving Credit Facility at the March 31, 2017 measurement date and agreed that such covenant will not be tested at the June 30, 2017 measurement date.

Pursuant to a 2017 Amendment to Security Agreement and Consent and Waiver effective as of August 3, 2017 among the Company, certain of its subsidiaries and the lender under the Revolving Credit Facility, the lender agreed to waive the default under the agreement governing the Revolving Credit Facility arising from the failure of the Company to deliver to such lender audited consolidated financial statements for the fiscal year ended March 31, 2017 within 120 days after the end of such fiscal year and the requirement that a subsidiary newly organized in Ontario, Canada (the “Ontario Subsidiary”) join the agreement governing the Revolving Credit Facility as a borrower, to consent to Air T guarantying obligations of the Ontario Subsidiary under a lease for facilities in Ontario and to amend the security agreement securing obligations under the Revolving Credit Facility to, among other things, require a pledge of only 65% of the outstanding equity of foreign subsidiaries.

On August 29, 2017, the Company and certain of its subsidiaries entered into a Sixth Amendment and Waiver Agreement effective as of August 29, 2017 (the “Sixth Amendment”) with the lender under the Revolving Credit Facility. The Sixth Amendment amended the agreement governing the Revolving Credit facility to extend the maturity of the Revolving Credit Facility from April 1, 2018 to April 1, 2019, to adjust the definition of “Consolidated EBITDA” to exclude from the calculation of Consolidated EBITDA, during the period from January 1, 2016 through June 30, 2017, any unrealized gains or losses attributable to the ownership of equity interests in Insignia Systems, Inc., and to waive the default arising under the agreement governing the Revolving Credit Facility from the failure of the Company to deliver (i) consolidated financial statements for the fiscal quarter that ended June 30, 2017 within the time period required under such agreement and (ii) the covenant compliance certificates for the fiscal quarters that ended March 31, 2017 and June 30, 2017 within the time periods required under such agreement.

Pursuant to a Seventh Amendment and Waiver Agreement effective as of October 6, 2017 (the “Seventh Amendment”) among Air T, MAC, GGS, CSA, GAS, ATGL, Stratus Aero Partners LLC, Jet Yard, AirCo and the lender under the Revolving Credit Facility, the lender waived the requirement that a newly formed limited purpose subsidiary of the Company join the agreement governing the Revolving Credit Facility as a borrower and, in connection with the restatement of the Company’s consolidated financial statements for certain periods within the fiscal year ended March 31, 2017, the lender also waived compliance with the minimum tangible net worth covenant under the Revolving Credit Facility at the December 31, 2016 and March 31, 2017 measurement dates.

In light of persisting events of default under the Delphax Senior Credit Agreement, on July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholder on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

A newly organized subsidiary of Air T leases 12,206 square feet of space in a building located in Mississauga, Ontario. The lease commenced on August 1, 2017 and terminates on July 31, 2020. Annual rent under the lease escalates annually, with annual rent of approximately $94,600 (CDN) for the first year and approximately $97,000 (CDN) in the third year. The subsidiary’s obligations under the lease have been guaranteed by Air T.

The lease of production facilities in Mississauga, Ontario by Delphax Canada has been terminated effective upon removal of the property foreclosed upon by Air T.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2017. As a result of material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective. However, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2017 and 2016, and consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation did not include an evaluation of effectiveness of internal controls over financial reporting with respect to Contrail Aviation and Jet Yard. As described in Part I, Item 1 of this Form 10-K, we acquired Contrail Aviation and Jet Yard during the fiscal year ended March 31, 2017. The operating revenues from the respective date of our acquisition of these subsidiaries through March 31, 2017 were approximately $6,226,000 (4% of consolidated operating revenues) and $1,234,000 (1% of consolidated operating revenues), respectively. Contrail Aviation’s and Jet Yard’s total assets at March 31, 2017 were $10,941,000 (16% of consolidated total assets) and $183,000 (0% of consolidated total assets), respectively.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that, as of March 31, 2017, the following material weaknesses existed:

●

A weakness with respect to internal controls over revenue recognition due to a lack of formalized procedures for the documentation of revenue arrangements at GAS, including a lack of procedures requiring service contracts to be signed by all parties, for documentation of oral service contracts and acceptance of parts and services by customers, and to confirm that invoices are appropriately sent to customers.

Additionally, we identified a weakness in our GGS segment’s process to determine both 1) when to apply the completed contract method for certain contracts with the U.S. Government or related prime contractors and 2) when contracts for which we apply the completed contract method are “substantially complete” for revenue recognition purposes;

●

A lack of an effective internal control environment at Delphax, including insufficient account reconciliation, financial statement review, and segregation of duties controls, as well as a lack of procedures for the proper maintenance of records to support balances within Delphax’s financial statements;

●

A lack of effective internal controls for the analysis of the accounting guidance applicable to recognition of our investments in Delphax. Specifically, our previous conclusions that Delphax was a VIE and that Air T was Delphax’s primary beneficiary were based in part on considerations which were not supportable under GAAP;

●

An application of an inappropriate methodology for attributing the net income or loss of Delphax to the non-controlling interests. Specifically, our attribution was based solely on our ownership of the Series B Preferred Stock rather than on a methodology that gave appropriate consideration to all of Air T’s investments in Delphax and Delphax Canada. As a result of our failure to establish an appropriate attribution methodology it was necessary to restate our fiscal year 2016 consolidated financial statements originally included on Form 10-K for the fiscal year ended March 31, 2016 and our unaudited condensed consolidated financial statements originally included on Form 10-Q for the periods ended December 31, 2015, June 30, 2016, September 30, 2016, and December 31, 2016; and

●	A weakness with respect to internal controls over monitoring compliance with financial covenants stipulated by our senior secured revolving credit facility.

As a result of the material weaknesses in internal control described above, our management has concluded that, as of March 31, 2017, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework (2013) issued by issued by COSO. In light of the material weaknesses discussed above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-K for the year ended March 31, 2017 are fairly presented, in all material respects, in accordance with GAAP.

The Company’s development of its plan to remediate these material weaknesses is ongoing. While such plan has not yet been finalized, the Company anticipates that its plan will include the following elements:

●

Establishment of written procedures at GAS for the documentation of revenue arrangements, including procedures for the receipt, retention and review of written agreements and review and retention of evidence of delivery of parts and customer acceptance of services, as applicable, and procedures for the confirmation of the timely transmission of customer invoices, and training of GAS accounting personnel with respect to such procedures. Additionally, the formalization of GGS’s process of determining both when application of the completed contract method for certain contracts with the U.S. Government or related prime contractors is appropriate and when, for contracts for which we apply the completed contract method, our performance is “substantially complete” for revenue recognition purposes; and

●	Further engagement of accounting consultants to assist the Company with respect to accounting for complex accounting transactions.

●	Timely consultation with our senior lender, including receipt of associated written confirmation, regarding any points of interpretation with respect to covenant provisions and definitions.

With respect to the deficiencies in internal control over financial reporting at Delphax described above, the Company’s plan for remediation will be developed following consultation with Delphax.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2017 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Board of Directors

The following sets forth certain information with respect to the individuals serving on the Company’s Board of Directors.

Seth G. Barkett, age 33, was elected as a director of the Company in August 2013. Mr. Barkett has served as Director of Research of Groveland Capital, LLC, a hedge fund, since February 2011. From March 2010 to January 2011, Mr. Barkett served as a consultant to Vela Capital, LLC, a hedge fund. From January 2008 to February 2010, Mr. Barkett served as an associate of Storm Lake Capital, LLC, a merchant banking firm, and from July 2006 to December 2007 he served as an analyst of Resource Land Holdings, LLC, a private equity firm. In these positions, Mr. Barkett has analyzed and worked on mergers and acquisitions, divestitures, recapitalizations and corporate restructurings.

Raymond E. Cabillot, age 54, was elected as a director of the Company in November 2016. Since 1998, Mr. Cabillot has served as Chief Executive Officer and director of Farnam Street Capital, Inc., the General Partner of Farnam Street Partners L.P., a private investment partnership. Prior to his service at Farnam Street Capital, Mr. Cabillot was a Senior Research Analyst at Piper Jaffrey, Inc., an investment bank and asset management firm, from 1989 to 1997. Early in his career, Mr. Cabillot worked for Prudential Capital Corporation as an Associate Investment Manager and as an Investment Manager. Mr. Cabillot has served on the board of directors of Oxbridge Re Holdings Limited, a specialty property and casualty reinsurer, since 2013, and Pro-Dex, Inc., a manufacturer of surgical, dental, and scientific instruments, since 2013. Mr. Cabillot also served as Chairman of the Board of O.I. Corporation, a manufacturer of chemical analysis and monitoring products, from 2007 through 2010. Mr. Cabillot earned his BA with a double major in economics and chemistry from St. Olaf College and an MBA from the University of Minnesota. He is a Chartered Financial Analyst.

William R. Foudray, age 47, was elected as a director of the Company in August 2013. Mr. Foudray has served as Executive Vice President of Vantage Financial, LLC, an equipment leasing and finance company, since he co-founded that firm in August 2011. Mr. Foudray served in various executive capacities, including as Vice President of Operations, Chief Financial Officer and Executive Vice President, of Fidelity National Capital, Inc., a third-party technology leasing firm and then subsidiary of Fidelity National Financial, Inc., from 1999 until the sale of that company in 2009 to Winthrop Resources Corporation and as Vice President of Winthrop Resources Corporation, a technology leasing company, from 2009 to July 2011.

Gary S. Kohler, age 61, was elected as a director of the Company in September 2014. Mr. Kohler has served as Chief Investment Officer, portfolio manager and Managing Partner of Blue Clay Capital Management, LLC, an investment management firm, since January 1, 2012. Mr. Kohler served as a portfolio manager and partner of Whitebox Advisors, LLC, an investment management firm, from January 2000 to December 2011. Mr. Kohler served in various capacities, including portfolio manager and Vice President, of Okabena Company, a private investment advisory firm, from 1984 to 1997.

Andrew L. Osborne, age 31, was elected as a director of the Company in August 2013. Mr. Osborne has served as the Chief Executive Officer and Managing Member of Kingsbury Run Capital, LLC, an investment management firm, since January 2010. Mr. Osborne also served, from September 2010 to December 2013, as a research analyst for Akre Capital Management, LLC, an investment management firm.

John A. Reeves, age 50, was elected as a director of the Company in August 2013. From October 2014 to April 2017, Mr. Reeves served as the Chief Operating Officer of Silver Airways, Inc., a regional airline. Mr. Reeves retired from Aircraft Service International, Inc., a commercial aviation services company providing ground handling, fueling and airport facility services and wholly owned subsidiary of BBA Aviation plc, in May 2013. Mr. Reeves served as Senior Vice President, U.S. and Latin America Operations for Aircraft Services International from January 2009 until his retirement, as Vice President Operations and Sales, North America from October 2007 to December 2008, and as Vice President, Technical Services from 2003 to October 2007. From 1997 to 2003, Mr. Reeves served as Director, Technical Services and Procurement of Signature Flight Support, Inc., a subsidiary of BBA Aviation providing business aviation services.

Andrew J. Stumpf, age 42, was elected as a director of the Company in November 2014. Since March 2016, Mr. Stumpf has served as Vice President of Shipston Equity Holdings, LLC, a private investment group. Mr. Stumpf served as Vice President, Finance of Cadillac Casting, Inc. and 3Point Machine, Inc., automotive suppliers of metal cast and precision-machined components, from February 2010 to March 2016 and as a member of Storm Lake Capital, LLC, a private investment group, from October 2007 to March 2016. Prior to that, Mr. Stumpf served as a Vice President—Investment Banking Group of Stout Risius Advisors, LLC from February 2000 to September 2007 and as an Auditor and Certified Public Accountant with Ernst & Young, LLP from September 1998 to February 2000.

Nicholas J. Swenson, age 49, has served as a director of the Company since August 2012 and as Chairman of the Board of Directors since August 2013. In October 2013, Mr. Swenson was appointed as the interim President and Chief Executive Officer of the Company and was appointed as President and Chief Executive Officer of the Company in February 2014. Mr. Swenson is also a private investor and the founder and managing member of Groveland Capital, LLC, an investment management firm, and is also the managing member of AO Partners, LLC which is the general partner of AO Partners I, L.P., an investment fund. Prior to founding Groveland Capital, LLC in March 2009, Mr. Swenson served as a portfolio manager and partner of Whitebox Advisors, LLC, an investment management firm, since September 2001. Mr. Swenson serves as a director and Chairman of the Board of Pro-Dex, Inc., as a director of Delphax Technologies Inc., and formerly served as a director of Insignia Systems, Inc.

Executive Officers

The executive officers of the Company are Nicholas J. Swenson and Candice L. Otey. Biographical information regarding Mr. Swenson is included above in “Board of Directors.”

Ms. Otey, age 34, has served as the Company’s Vice President-Finance, Chief Financial Officer, Treasurer and Secretary since November 2014. Ms. Otey served as Controller of the Company from July 2014 to November 2014 and as Tax Manager of the Company from May 2014 to July 2014. Prior to joining the Company, Ms. Otey served as Senior Tax Associate of Time Warner Cable from January 2012 to May 2014 and as Senior Tax Associate of KPMG LLP from July 2008 to January 2012. Ms. Otey is a Certified Public Accountant.

Audit Committee

The Board of Directors has an Audit Committee (the “Audit Committee”), which consists of Messrs. Osborne, Reeves and Stumpf, with Mr. Reeves serving as chairman. The Audit Committee met six times during the fiscal year ended March 31, 2017. The authority and responsibilities of the Audit Committee are set forth in a charter adopted by the Board of Directors. A copy of the current Charter is available on the Company’s website (www.airt.net) on the “Corporate Governance” page under the “Investors” tab. The principal functions of the Audit Committee, included in the charter, are to select and retain the firm of independent auditors to serve the Company each fiscal year, to review and approve the scope, fees and results of the audit performed by the independent auditors, to review the adequacy of the Company’s system of internal accounting controls, to review and periodically discuss with the independent auditor all significant relationships that may affect the auditor’s independence, to meet at least quarterly to review the Company’s financial results with management and the independent auditors prior to the release of quarterly financial information, to prepare and issue to the Board of Directors annually a summary report suitable for submission to the stockholders, to discuss with management and the independent auditor policies with respect to risk assessment and risk management, significant risks or exposures of the Company and the steps that have been taken to minimize such risks, and to establish procedures for the receipt, retention and treatment of complaints regarding accounting internal controls and auditing matters, including confidential, anonymous submissions by employees. The Company has certified to NASDAQ the Company’s compliance with NASDAQ’s audit committee charter requirements and compliance with the audit committee structure and composition requirements. In addition, the Board of Directors has determined that Andrew J. Stumpf is an “audit committee financial expert,” as that term is defined under the rules of the Securities and Exchange Commission.

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process. The Company’s independent registered public accounting firm is responsible for expressing an opinion on the conformity of the Company’s audited financial statements to generally accepted accounting principles.

In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2017. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 for filing with the Securities and Exchange Commission.

October 13, 2017

AUDIT COMMITTEE

John A. Reeves, Chair

Andrew L. Osborne

Andrew J. Stumpf

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on review of the copies of reports under Section 16(a) of the Securities Exchange Act of 1934 that have been furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2017 all executive officers, directors and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements, with the exception of the late filing of one Form 4, dated April 14, 2016, with respect to one disposition transaction of Biglari Capital Corp., which at the time was a greater than ten-percent beneficial owner, and the late filing of a Form 4, dated June 27, 2017, with respect to transactions of Nicholas J. Swenson relating to the acquisition of 643 shares of common stock on March 3, 2017 and 100 shares of common stock on March 9, 2017 by Groveland Hedged Credit Fund, LLC.

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

Item 11.     Executive Compensation.

Executive Compensation

The objectives of the Company’s compensation plan for its executive officers (other than Mr. Swenson) is to offer incentives for superior performance and to provide compensation in amounts and in forms that are sufficient to attract and retain management personnel capable of effectively managing the Company’s businesses. The compensation of Mr. Swenson is, at his request, limited to an annual salary of $50,000. Mr. Swenson does not participate in any bonus or equity compensation plans and also does not participate in any employee benefit plan.

The compensation of the executive officers is determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) under authority delegated to it by the Board of Directors. The Compensation Committee consults with the Chief Executive Officer in evaluating and setting the compensation of the other executive officers.

The Company has paid modest levels of compensation. The elements of the total compensation paid to executives, other than Mr. Swenson, under the Company’s policy are:

●	base salary,

●	annual cash incentive, and

●	retirement, health and welfare and other benefits.

Base Salary

Base salaries are not linked to the performance of the Company and are intended to provide the executive officers a relatively secure baseline level of compensation. The Compensation Committee periodically reviews base salary levels and adjusts base salaries as deemed necessary, but not necessarily annually. During the review and adjustment process, the Compensation Committee considers

●	individual performance;

●	recommendations of the Chief Executive Officer with respect to the base salaries of other executive officers;

●	the duties and responsibilities of each executive officer position;

●	their current compensation level;

●	the relationship of executive officer pay to the base salaries of senior officers and other employees of the Company; and

●	whether the base salary levels are competitive.

At Mr. Swenson’s request, the Compensation Committee set his annual salary rate, which commenced on April 1, 2014, at a below-market rate of $50,000.

Incentive and Bonus Compensation

The named executive officers are eligible to receive annual incentive compensation based on the Company’s overall financial performance and a subjective evaluation of individual performance. At Mr. Swenson’s request, he does not receive any annual incentive compensation. In addition, named executive officers other than Mr. Swenson, are eligible to receive discretionary bonuses from time to time based on individual performance in achieving important Company milestones. Ms. Otey received annual incentive compensation of $50,000 under the annual incentive program for the fiscal year ended March 31, 2017, as well as a $5,000 discretionary bonus paid during the fiscal year in connection with the achievement of a significant milestone. Because of the subjective evaluation used in determining this compensation, it is all reported as bonus in the accompanying Summary Compensation Table.

Retirement and Other Benefits

The named executive officers are eligible to participate in certain employee benefit plans sponsored by the Company, which are described below. At his request, Mr. Swenson does not participate in these plans.

The Company sponsors the Air T, Inc. 401(k) Plan (the “401(k) Plan”), a tax-qualified Code Section 401(k) retirement savings plan, for the benefit of substantially all of its employees, including these executive officers. The 401(k) Plan encourages saving for retirement by enabling participants to make contributions on a pre-tax basis and to defer taxation on earnings on funds contributed to the 401(k) Plan. The Company makes matching contributions to the 401(k) Plan. These named executive officers are also eligible to participate in group health, life and other welfare benefit plans on the same terms and conditions that apply to other employees. For the fiscal year ended March 31, 2017, Ms. Otey received an automobile allowance. The named executive officers do not receive better insurance programs, vacation schedules or holidays than other employees of equal employment tenure.

The Company does not maintain any non-qualified deferred compensation plans that would allow executives to elect to defer receipt (and taxation) of their base salaries, bonuses, annual incentive plan payments or other compensation.

Executive Compensation Tables

Mr. Swenson and Ms. Otey are the only individuals who served as executive officers of the Company during the most recent fiscal year. The following table sets forth a summary of the compensation paid to them during the two most recent fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nicholas J. Swenson	2017	50,000	-	-	-	-	50,000
Chief Executive Officer	2016	50,000	-	-	-	-	50,000

Candice L. Otey	2017	200,000	55,000	-	-	6,000(1)	261,000
Vice President-Finance, Chief Financial Officer, Treasurer and Secretary	2016	187,453	45,000	-	-	6,000(1)	238,453

(1)	Includes $6,000 for automobile allowance.

Pursuant to the Company’s 2005 Equity Incentive Plan, which provided for the automatic award of options upon a non-employee’s initial election to the Board of Directors, on August 30, 2012 in connection with his election as a director, Mr. Swenson was awarded options to acquire 2,500 shares of common stock. The exercise price of these options is $8.62 per share. The options vested one year after the date of his election and expire 10 years after the date of his election.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards(1)
	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price $	Option Expiration Date
Nicholas J. Swenson	2,500(2)	—	8.62	8/30/2022

(1)

All option awards were made under the Company’s 2005 Equity Incentive Plan. Under the terms of the plan, option awards were made without any corresponding transfer of consideration from the recipients.

(2)	Stock options vested on August 30, 2013.

Employment Agreement and Retirement Savings Plan

Nicholas J. Swenson. On March 26, 2014, Nicholas J. Swenson and the Company entered into an Employment Agreement dated as of March 26, 2014 and effective as of April 1, 2014 providing for the terms of employment of Mr. Swenson as Chief Executive Officer and President. The employment agreement provides that Mr. Swenson’s employment can be terminated by the Company at any time, without advance notice, for any reason or for no reason. The agreement does not provide for any severance payment to Mr. Swenson upon termination of his employment by the Company. The agreement provides for an annual salary of $50,000, commencing on April 1, 2014. The agreement provides that Mr. Swenson will not participate in any bonus or equity compensation arrangement and that Mr. Swenson has declined to participate in any employee benefit plan. The agreement also includes provisions regarding confidentiality, indemnification, and a covenant not to compete for one year following termination of employment.

401(k) Plan. The Company sponsors the Air T, Inc. 401(k) Plan (the “401(k) Plan”), a tax-qualified Internal Revenue Code Section 401(k) retirement savings plan, for the benefit of substantially all of its employees, including its executive officers. The 401(k) Plan encourages saving for retirement by enabling participants to make contributions on a pre-tax basis and to defer taxation on earnings on funds contributed to the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon commencement of employment. The Company makes matching contributions to the Plan. Mr. Swenson has declined participation in the 401(k) Plan.

Director Compensation

During the fiscal year ended March 31, 2017, each outside director received a director’s fee of $1,000 per month and an attendance fee of $500 for each meeting of the Board of Directors or a committee thereof, including a Special Committee established to, among other things, evaluate and approve the repurchase of Company stock from a significant stockholder and take actions with respect to the Stockholder Rights Agreement dated as of December 15, 2014 between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Members of the Audit Committee received, in lieu of the $500 meeting fee, a monthly fee of $500, while the Chairman of the Audit Committee received a monthly fee of $2,125.

The following table sets forth the compensation earned by each of the Company’s non-employee directors in the fiscal year ended March 31, 2017. All compensation is paid in cash.

Name	Total ($)
Seth G. Barkett	16,500
Raymond E. Cabillot	5,000
William R. Foudray	16,500
Gary S. Kohler	17,500
Andrew L. Osborne	24,000
John A. Reeves	53,500
Andrew J. Stumpf	35,000

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain Beneficial Owners of Common Stock

The following table sets forth information regarding the beneficial ownership (determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of shares of Common Stock, par value $.25 per share, of the Company as of September 30, 2017 by each person that beneficially owns five percent or more of the shares of Common Stock.  Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Amount of Beneficial Ownership as of September 30, 2017	Percent of Class

AO Partners I, L.P. et al.(1) 5000 W. 36th Street, Suite 130 Minneapolis, Minnesota 55416	720,809	35.3%

FMR LLC et al.(2) 245 Summer Street Boston, Massachusetts 02210	231,000	11.3%

Farnam Street Partners, L.P. et al.(3) 3033 Excelsior Boulevard, Suite 320 Minneapolis, Minnesota 55416	214,958	10.5%

Renaissance Technologies LLC et al.(4) 800 Third Avenue New York, New York 10022	151,700	7.4%

(1)

Based solely on a Schedule 13D/A filed by AO Partners I, L.P. (“AO Partners Fund”), AO Partners, LLC (“AO Partners”), Nicholas J. Swenson, Groveland Capital, LLC and Groveland Hedged Credit Fund LLC dated December 23, 2016 and Form 4 of Nicholas J. Swenson dated June 27, 2017. Such Schedule 13D/A reports that as of December 23, 2016 each of AO Partners Fund and AO Partners has shared power to direct the voting and disposition of 587,130 shares, Nicholas J. Swenson has sole power to direct the voting and disposition of 42,807 shares, shared power to direct the voting and disposition of 665,630 shares, and each of Groveland Capital, LLC and Groveland Hedged Credit Fund LLC has shared power to direct the voting and disposition of 78,500 shares. Such Schedule 13D/A reports that the shares reported as beneficially owned by Mr. Swenson include 2,500 shares purchasable upon the exercise of stock options granted to him by the Company for his service on the Company’s Board of Directors. Such Schedule 13D/A further reports that AO Partners is the general partner of AO Partners Fund, that Groveland Capital, LLC is the investment advisor of Groveland Hedged Credit Fund LLC, and that Mr. Swenson is the managing member of each of AO Partners and Groveland Capital, LLC. Such Form 4 reports that Groveland Hedged Credit Fund, LLC beneficially owned 90,872 shares as of such date.

(2)

Based solely on a Schedule 13G/A (the “FMR Schedule 13G”) filed by FMR LLC (“FMR”), Abigail P. Johnson, and Fidelity Low Priced Stock Fund dated February 13, 2017, reporting information as of December 30, 2016. The FMR Schedule 13G states that FMR is the beneficial owner of 231,000 shares, has the sole power to vote or direct the vote of 24,200 shares, and the sole power to dispose or direct the disposition of 231,000 shares. The FMR Schedule 13G further states that neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(3)

Based solely on a Schedule 13D filed on November 8, 2016 by Farnam Street Partners, L.P. (“FSP”), FS Special Opportunities Fund I, L.P. (“FS Special,” and collectively with FSP, the “Farnam Funds”), Farnam Street Capital, Inc. (“FSC”), Raymond E. Cabillot and Peter O. Haeg, reporting that FSP has sole voting and dispositive power with respect to 190,395 shares, FS Special has sole voting and dispositive power with respect to 24,563 shares, FSC has shared voting and dispositive power with respect to 214,958 shares, and each of Mr. Cabillot and Mr. Haeg has shared voting and dispositive power with respect to 214,958 shares. Such Schedule 13D indicates that Messrs. Cabillot and Haeg, as officers of FSC, the general partner of the Farnam Funds, share voting and dispositive power over all of the shares of Company common stock held by the Farnam Funds.

(4)

Based solely on a Schedule 13G/A filed on February 14, 2017 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation, reporting that, as of December 30, 2016, each of Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation has sole power to direct the voting and disposition of 151,700.

Director and Executive Officer Stock Ownership

The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company as of September 30, 2017 by each director and named executive officer of the Company (as listed in the Summary Compensation Table in Item 11) and by all directors and executive officers of the Company as a group.  Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, except as otherwise set forth in the notes to the table.

		Shares and Percent of Common Stock Beneficially Owned as of September 30, 2017

Name	Position with Company	No. of Shares (1)	Percent

Seth G. Barkett	Director	3,000	*

Raymond E. Cabillot	Director	214,958(2)	10.5%

William R. Foudray	Director	5,000	*

Gary S. Kohler	Director	51,827(3)	2.5%

Andrew L. Osborne	Director	5,992	*

Candice L. Otey	Vice President-Finance, Chief Financial Officer, Secretary and Treasurer	—	—

John A. Reeves	Director	2,500	*

Andrew J. Stumpf	Director	—	—

Nicholas J. Swenson	President, Chief Executive Officer and Chairman of the Board	720,809(4)	35.3%

All directors, nominees, and executive officers as a group (nine persons)		1,004,086	49.2%

*	Less than one percent.

(1)

Includes shares which the following executive officers and directors have the right to acquire within 60 days through the exercise of stock options issued by Air T: Mr. Foudray, 2,500 shares; Mr. Osborne, 2,500 shares; Mr. Reeves, 2,500 shares; Mr. Swenson, 2,500 shares; and all directors, nominees, and executive officers as a group, 10,000 shares.

(2)

Includes 190,395 shares held by Farnam Street Partners, L.P. and 24,563 shares held by FS Special Opportunities Fund I, LP. Mr. Cabillot is an officer of Farnam Street Capital, Inc., the general partner of Farnam Street Partners, L.P. and FS Special Opportunities Fund I, L.P.

(3)

Includes 51,827 shares held by investment funds managed by Blue Clay Capital Management, LLC, an investment management firm, which shares are held in a prime brokerage margin account and are pledged to secure margin obligations under the account. Mr. Kohler serves as Chief Investment Officer, portfolio manager and Managing Partner of Blue Clay Capital Management, LLC and in such capacity has the power to direct the voting and disposition of such shares. Mr. Kohler disclaims beneficial ownership of the 51,827 shares held by Blue Clay Capital Management, LLC.

(4)

Includes 587,130 shares held by AO Partners I, L.P. and 90,872 shares held by Groveland Hedged Credit Fund LLC. Mr. Swenson is the managing member of AO Partners, LLC, which is the general partner of AO Partners I, L.P., and the managing member of Groveland Capital, LLC, which is the investment advisor of Groveland Hedged Credit Fund LLC.

Equity Compensation Plan Information

The following table provides information as of March 31, 2017, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	10,000	$10.08	0

Equity compensation plans not approved by security holders	-	-	-
Total	10,000	$10.08	0

Item 13.     Certain Relationships and Related Transactions and Director Independence.

The Board of Directors has determined that none of the members of the Board of Directors other than Mr. Swenson, the Company’s Chief Executive Officer, and Mr. Barkett has any relationship that, in the Board’s opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these individuals is “independent” within the meaning of the rules of the NASDAQ Capital Market. All of the members of the Company’s Audit Committee, Compensation Committee and Nominating Committee are independent directors under these standards. In addition, the Board of Directors has determined that the members of the Audit Committee meet the additional standards of independence applicable to members of an audit committee.

The Board of Directors concluded that Mr. Barkett is not independent as a result of a consulting arrangement established in October 2014 between the Company and RDA Capital Advisors, LLC. Mr. Barkett is the principal of RDA Capital Advisors, LLC and directly participates in providing the consulting services to the Company under this arrangement. The Company has engaged RDA Capital Advisors, LLC to assist the Company and its subsidiaries with respect to designated projects, including evaluating merger and acquisition opportunities, developing financial planning and analysis capabilities, evaluating investment opportunities, and providing operational and strategic advice and coordination services for a consulting fee of $5,000 per month.

Item 14.     Principal Accounting Fees and Services.

Audit Committee Pre-approval of Auditor Engagements

It is the policy of the Audit Committee that all audit and permitted non-audit services provided to the Company by its independent registered public accounting firm are approved by the Audit Committee in advance. In addition, it is the Company’s practice that any invoices not covered by the annual engagement letter that are subsequently submitted by its independent registered public accounting firm are provided to the Chairman of the Audit Committee for approval prior to payment. The independent auditor, management and the Audit Committee must meet on at least an annual basis to review the plans and scope of the audit and the proposed fees of the independent auditor.

Audit Fees

BDO USA, LLP has served as the independent registered public accounting firm for the Company since December 2, 2016. Dixon Hughes Goodman LLP served as the Company’s the independent registered public accounting firm for the fiscal year ended March 31, 2016. In November 2016, the Audit Committee of the Board of Directors completed a competitive process to assess the appointment of the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2017 in which several firms were invited to submit proposals. As a result of this process and following careful deliberation, on November 28, 2016, the Audit Committee dismissed Dixon Hughes Goodman LLP as the Company’s independent registered public accounting firm, effective as of that same date.

The following is a summary of the fees billed to us by BDO USA, LLP for professional services rendered for the fiscal year ended March 31, 2017 and by Dixon Hughes Goodman LLP for professional services rendered for the fiscal years ended March 31, 2017 and 2016:

	2017		2016
	BDO USA, LLP	Dixon Hughes Goodman LLP
Audit Fees(1)	$704,000	$114,500	$276,100
Audit-Related Fees(2)	--	$33,000	11,000
Tax Fees	--	--	—
All Other Fees	--	--	—

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements that are provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

(2)

Audit-related fees relate to professional services rendered that are related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Audit-related fees also include fees associated with the audit of the Company’s retirement savings plan.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

1.	Financial Statements

a.	The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm – BDO USA, LLP
(ii)	Report of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP
(iii)	Consolidated Balance Sheets as of March 31, 2017 and 2016.
(iv)	Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2017 and 2016.
(v)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2017 and 2016.
(vi)	Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016.
(vii)	Notes to Consolidated Financial Statements.

3.	Exhibits

No.	Description

3.1

Restated Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012 and Certificate of Designation dated December 15, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2014 (Commission File No. 001-35476)

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission File No. 001-35476)

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10 K for fiscal year ended March 31, 1994 (Commission File No. 001-35476)

10.1

Aircraft Dry Lease and Services Agreement effective as of June 1, 2015 between Federal Express Corporation and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the quarterly period ended June 30, 2015 (Commission File No. 001-35476) (Certain information has been omitted from this exhibit pursuant to the request for confidential treatment submitted to the Securities and Exchange Commission. The omitted information has been separately filed with the Securities and Exchange Commission.)

10.2

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.3

Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 001-35476)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended June 30, 2006 (Commission File No. 001-35476)

10.6

Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (Commission File No. 001-35476)

10.7

Credit Agreement dated April 1, 2015 between Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc. Global Aviation Services, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K dated April 7, 2015 (Commission File No. 001-35476)

10.8

First Amendment dated as of July 15, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.9

Consolidated Second Amendment dated as of August 9, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 (Commission File No. 001-35476)

10.10

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2015 (Commission File No. 001-35476)

10.11

Securities Purchase Agreement dated as of July 1, 2016 among Sardar Biglari, Biglari Capital Corp., The Lion Fund II, L.P. and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2016 (Commission File No. 001-35476)

10.12

Asset Purchase Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC, Contrail Aviation Support, Inc. and Joseph Kuhn, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.13

Credit Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.14

Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 001-35476)

10.15

Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10 K for the fiscal year ended March 31, 2006* (Commission File No. 001-35476)

10.16

Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K dated March 26, 2014* (Commission File No. 001-35476)

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of BDO USA, LLP (filed herewith)

23.2	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101

The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

* Management compensatory plan or arrangement required to be filed as an exhibit to this report.

Item 16.       Form 10-K Summary

We have chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:	/s/ Nick Swenson
Nick Swenson, Chairman, President and
Chief Executive Officer and Director
	(Principal Executive Officer)	Date: October 13, 2017

By:	/s/ Candice Otey
Candice Otey, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: October 13, 2017

By:	/s/ Seth Barkett
	Seth Barkett, Director	Date: October 13, 2017

By:	/s/ Raymond Cabillot
	Raymond Cabillot, Director	Date: October 13, 2017

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: October 13, 2017

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: October 13, 2017

By:	/s/ Andrew L. Osborne
	Andrew L. Osborne, Director	Date: October 13, 2017

By:	/s/ J. Andrews Reeves
	J. Andrews Reeves, Director	Date: October 13, 2017

By:	/s/ Andrew Stumpf
	Andrew Stumpf , Director	Date: October 13, 2017

EXHIBIT INDEX

No.	Description

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

10.2

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.3

Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 001-35476)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 001-35476)

10.6

Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (Commission File No. 001-35476)

10.7

Credit Agreement dated April 1, 2015 between Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc. Global Aviation Services, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated April 7, 2015 (Commission File No. 001-35476)

10.8

First Amendment dated as of July 15, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.9

Consolidated Second Amendment dated as of August 9, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 (Commission File No. 001-35476)

10.10

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2015 (Commission File No. 001-35476)

10.11

Securities Purchase Agreement dated as of July 1, 2016 among Sardar Biglari, Biglari Capital Corp., The Lion Fund II, L.P. and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2016 (Commission File No. 001-35476)

10.12

Asset Purchase Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC, Contrail Aviation Support, Inc. and Joseph Kuhn, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.13

Credit Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.14

Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 001-35476)

10.15

Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006* (Commission File No. 001-35476)

10.16

Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014* (Commission File No. 001-35476)

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of BDO USA, LLP (filed herewith)

23.2	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101

The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).