Form 10-Q
period 2017-06-30
AIR T INC
filed 2017-10-26
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 31, 2017
Common Shares, par value of $.25 per share	2,042,789

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months Ended June 30, 2017 and 2016	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months Ended June 30, 2017 and 2016	4

	Condensed Consolidated Balance Sheets June 30, 2017 (Unaudited) and March 31, 2017	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended June 30, 2017 and 2016	6

	Condensed Consolidated Statements of Equity (Unaudited) Three Months Ended June 30, 2017 and 2016	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45-46

PART II

Item 6.	Exhibits	47
	Signatures	48
	Exhibit Index	49
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2017	2016
Operating Revenues:
Overnight air cargo	$16,742,175	$16,637,165
Ground equipment sales	5,949,656	4,254,188
Ground support services	9,113,073	6,800,042
Printing equipment and maintenance	3,131,381	2,560,088
Commercial jet engines and parts	12,725,341	-
Leasing	35,747	241,770
	47,697,373	30,493,253

Operating Expenses:
Overnight air cargo	14,562,143	14,420,469
Ground equipment sales	4,754,215	3,416,324
Ground support services	7,418,393	5,392,668
Printing equipment and maintenance	1,501,056	6,007,767
Commercial jet engines and parts	10,069,850	-
Research and development	195,653	510,960
General and administrative	6,585,759	5,828,946
Depreciation, amortization and impairment	398,827	1,989,601
Gain on sale of property and equipment	(1,091)	-
	45,484,805	37,566,735

Operating Income (Loss)	2,212,568	(7,073,482)

Non-operating Income (Expense):
Gain on sale of marketable securities	-	143,869
Foreign currency gain (loss), net	(188,624)	91,790
Other-than-temporary impairment loss on investments	(771,173)	(1,502,239)
Other investment income, net	30,651	42,693
Interest expense and other	(149,519)	(64,011)
Bargain purchase acquisition gain, net of tax	501,880	-
Equity in loss of associated company	(31,903)	-
	(608,688)	(1,287,898)

Income (Loss) Before Income Taxes	1,603,880	(8,361,380)

Income Taxes	374,000	(372,000)

Net Income (Loss)	1,229,880	(7,989,380)

Net (Income) Loss Attributable to Non-controlling
Interests	$(261,491)	$2,237,909

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$968,389	$(5,751,471)

Income (Loss) Per Share:
Basic	$0.47	$(2.42)
Diluted	$0.47	$(2.42)

Weighted Average Shares Outstanding:
Basic	2,042,789	2,372,527
Diluted	2,047,623	2,372,527

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2017	2016

Net income (loss)	$1,229,880	$(7,989,380)

Other comprehensive income (loss):

Foreign currency translation gain (loss)	134,789	(150,312)

Unrealized net loss on marketable securities	(920,309)	(981,370)

Tax effect of unrealized net loss on marketable securities	331,761	353,293

Total unrealized net loss on marketable securities, net of tax	(588,548)	(628,077)

Reclassification of other-than-temporary impairment loss on investments, net of gains on sale of marketable securities, included in income (loss) before income taxes	771,173	1,358,370

Tax effect of reclassification	(277,622)	(489,012)

Reclassification adjustment, net of tax	493,551	869,358

Total Other Comprehensive Income	39,792	90,969

Total Comprehensive Income (Loss)	1,269,672	(7,898,411)

Comprehensive (Income) Loss Attributable to Non-controlling Interests	(260,646)	2,285,699

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$1,009,026	$(5,612,712)

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017 *
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $312,016 and $328,327)**	$1,888,824	$2,763,365
Marketable securities	1,979,686	2,130,544
Restricted cash	890,369	890,369
Accounts receivable, less allowance for doubtful accounts of $958,000 and $979,000 (Delphax $2,593,290 and $1,728,411)**	20,795,360	18,923,787
Notes and other receivables-current (Delphax $38,043 and $0)	1,487,884	2,297,007
Income tax receivable	47,501	402,688
Inventories, net (Delphax $1,563,494 and $1,941,729)**	25,352,376	19,778,843
Prepayments and other (Delphax $831,321 and $932,794)**	1,432,000	1,672,475
Total Current Assets	53,874,000	48,859,078

Investments in Available-For-Sale Securities	1,724,175	2,463,123

Property and equipment, net (Delphax $3,316 and $8,007)**	5,359,386	5,324,488
Cash surrender value of life insurance policies	2,265,785	2,251,450
Notes and other receivables-long-term	-	66,771
Deferred income taxes	-	204,000
Other assets	786,228	371,975
Intangible assets, net	1,300,890	1,376,699
Goodwill	4,417,605	4,417,605
Total Assets	$69,728,069	$65,335,189

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable (Delphax $2,398,194 and $2,482,578)**	$10,828,717	$11,571,156
Accrued expenses and other current liabilities (Delphax $3,556,390 and $3,602,162)**	8,820,775	8,672,815
Short-term debt	2,225,000	25,000
Total Current Liabilities	21,874,492	20,268,971

Long-term debt	20,863,922	18,412,521
Deferred income taxes	27,887	8,000
Other non-current liabilities	2,085,801	3,039,402
Total Liabilities	44,852,102	41,728,894

Redeemable non-controlling interest	1,712,153	1,443,901

Commitments and Contingencies (Notes 2, 8 and 12)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,042,789 shares issued and outstanding	510,696	510,696
Additional paid-in capital	4,180,536	4,205,536
Retained earnings	19,429,736	18,461,347
Accumulated other comprehensive loss, net	(171,410)	(212,047)
Total Air T, Inc. Stockholders' Equity	23,949,558	22,965,532
Non-controlling Interests	(785,744)	(803,138)
Total Equity	23,163,814	22,162,394
Total Liabilities and Equity	$69,728,069	$65,335,189

* Derived from audited consolidated financial statements
** Amounts related to Delphax as of June 30, 2017 and March 31, 2017, respectively.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,229,880	$(7,989,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of marketable securities	-	(143,869)
Gain on sale of property and equipment	(1,091)	-
Change in inventory reserves	(405,302)	2,434,837
Change in accounts receivable reserves	(20,950)	(86,049)
Depreciation, amortization and impairment	398,827	1,989,601
Change in cash surrender value of life insurance	(14,335)	(18,571)
Bargain purchase acquisition gain, net of tax	(501,880)	-
Warranty reserve	27,706	39,001
Other-than-temporary impairment loss on investments	771,173	1,502,239
Change in operating assets and liabilities:
Accounts receivable	(1,071,687)	1,117,413
Notes receivable	811,207	(406,552)
Inventories	(1,896,441)	(5,704,755)
Prepayments and other assets	380,030	534,759
Accounts payable	(1,047,556)	1,864,793
Accrued expenses and other current liabilities	(1,206,518)	744,233
Income taxes payable/receivable	355,186	(428,132)
Non-current liabilities	47,240	(207,494)
Total adjustments	(3,374,391)	3,231,454
Net cash used in operating activities	(2,144,511)	(4,757,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(30,476)	(924,623)
Proceeds from sale of marketable securities	-	1,215,105
Business combinations	(2,900,000)	-
Capital expenditures	(489,995)	(519,569)
Proceeds from sale of property and equipment	1,861	-
Increase in restricted cash	-	(3,411)
Net cash used in investing activities	(3,418,610)	(232,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	17,002,765	12,047,913
Payments on lines of credit	(14,520,242)	(8,727,210)
Proceeds from term loan	2,400,000
Payments on term loan	(200,000)	-
Proceeds from line of credit - Delphax	-	313,692
Net cash provided by financing activities	4,682,523	3,634,395

Effect of foreign currency exchange rates on cash and cash equivalents	6,057	(19,450)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(874,541)	(1,375,479)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,763,365	5,345,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,888,824	$3,969,976

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to property and equipment	$-	$321,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$160,191	$2,319
Income taxes	18,814	56,133

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2016	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

Net loss	-	-	-	(5,751,471)	-	(2,237,909)	(7,989,380)

Net change from marketable securities, net of tax	-	-	-	-	241,281	-	241,281

Foreign currency translation loss	-	-	-	-	(102,522)	(47,790)	(150,312)

Balance, June 30, 2016	2,372,527	$593,131	$4,956,171	$23,070,354	$(1,760)	$(1,244,777)	$27,373,119

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

Net income*	-	-		968,389	-	18,239	986,628

Net change from marketablesecurities, net of tax	-	-	-	-	(94,997)	-	(94,997)

Foreign currency translation gain (loss)	-	-	-	-	135,634	(845)	134,789

Redeemable non-controlling interest	-	-	(25,000)	-	-	-	(25,000)

Balance, June 30, 2017	2,042,789	$510,696	$4,180,536	$19,429,736	$(171,410)	$(785,744)	$23,163,814

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

The condensed consolidated financial statements of Air T, Inc. (“AirT”, the “Company”, “we”, “us” or “our”) have been prepared, without audit (except as it relates to the condensed consolidated balance sheet as of March 31, 2017 which have been derived from audited financial statements), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been made.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2017. The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal year 2019), including interim reporting periods within that reporting year, with earlier adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities would recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance.

The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company's consolidated financial position, results of operations or cash flows and related disclosures. Because our evaluation is not complete, we have not yet quantified and, accordingly, are not able to make a reasonable estimate of the impact of the new revenue standard on our consolidated financial statements at this time. We anticipate completing our evaluation during the third or fourth quarter of fiscal year 2018.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This standard eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Under this new guidance, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier adoption permitted. We adopted this amendment with the quarter ended June 30, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and earlier adoption is permitted. The new standard requires that an entity recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Under the previous standard, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, or in the income statement. This accounting guidance became effective for the Company beginning with the June 30, 2017 quarter.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. Companies will also be disclosing the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805). This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years that begin after December 15, 2017 and is to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This update is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements. The Company has not yet concluded how the new standard will impact the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Acquisitions

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

The Company determined that it was reasonable to use the price which it paid for its equity interest as the basis for estimating the total fair value of Delphax’s equity as of the November 24, 2015 acquisition date. The effect of the Company’s equity and debt investments of $1,050,000 and $2,500,000, respectively, are not reflected in the above table. As such, the amounts presented reflect the fair values of Delphax’s assets and liabilities immediately prior to the Company’s investments. The net assets amount presented above is the estimated acquisition date fair value of the non-controlling interests in Delphax.

Delphax’s debt immediately prior to the acquisition included approximately $508,000 due under the 90-Day Senior Subordinated Note. The goodwill is not deductible for income tax purposes.

The Company has finalized its Delphax acquisition accounting.

Direct costs relating to the above transactions of $110,000 were expensed as incurred during the year ended March 31, 2016, and are included in the general and administrative expenses in the consolidated statements of income and comprehensive income.

Pro-forma financial information is not presented as the results are not material to the Company’s condensed consolidated financial statements.

On January 6, 2017, the Company acquired all rights, and assumed all obligations, of a third-party lender under the Delphax Senior Credit Agreement with Delphax and Delphax Canada providing for a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory, including obligations, if any, to fund future borrowings under the Delphax Senior Credit Agreement. In connection with this transaction, the Company paid to such third-party senior lender an amount equal to the approximately $1.26 million outstanding borrowing balance, plus accrued and unpaid interest and fees. Also in connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Delphax Senior Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding under the Delphax Senior Credit Agreement from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Delphax Senior Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company from Delphax Canada and Delphax of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Delphax Senior Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Delphax Senior Credit Agreement) existing under the Delphax Senior Credit Agreement and that the Company was reserving all rights to exercise remedies under the Delphax Senior Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies. Also, on January 6, 2017, the Company and Delphax Canada entered into a Forbearance and Amendment Agreement dated as of January 6, 2017, which amended the Senior Subordinated Note to increase the default rate of interest from an annual rate of 10.5% to an annual rate of 18%, to be in effect until all amounts under the Senior Subordinated Note are paid in full, and which provides that so long as no Event of Default (as defined in the Senior Subordinated Note) occurs under the Senior Subordinated Note, other than Events of Default that existed as of January 6, 2017, the Company agreed to forbear from exercising its remedies under the Senior Subordinated Note until May 31, 2017 and further provided for the payment by Delphax Canada to the Company of a forbearance fee equal to approximately $141,000. At June 30, 2017, Delphax Canada was not in compliance with financial covenants under the Delphax Senior Credit Agreement. Notwithstanding the existence of events of default, the Company permitted additional borrowings under the Delphax Senior Credit Agreement to, among other things, fund a final production run by Delphax Canada of consumable products for its legacy printing systems, which production run was primarily completed over the first six months of calendar 2017. Delphax Canada is Delphax's sole manufacturing subsidiary.

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

The intercompany balances under the Delphax Senior Credit Agreement and Senior Subordinated Note as of June 30, 2017 are eliminated in the presentation of the condensed consolidated financial statements. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017 under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or loss to non-controlling interests because Delphax is a variable interest entity.

As further discussed in Note 9, the Company recognized significant expenses in the June 30, 2016 quarter associated with Delphax employee benefit costs and write-downs of Delphax inventories, long-lived tangible and intangible assets, and goodwill. The Company concluded that the charges were necessary to reflect changes in market conditions and business outlook during the June 30, 2016 quarter and were not associated with conditions that existed as of the Delphax Closing Date. As such, these adjustments were not accounted for as “measurement period” adjustments.

We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.

As a result of the application of the above-described attribution methodology, for the quarter ended June 30, 2017, the attribution of Delphax net income to non-controlling interests was 3.4% and for the quarter ended June 30, 2016, the attribution of Delphax net loss to non-controlling interests was 33%.

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment to be $2,900,000, which amount is included in the “Other non-current liabilities” in the consolidated balance sheet at June 30, 2017, excluding the portion denoted as payable below which has been reclassified to a current liability at June 30, 2017. As a result of the EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to that Earnout Period is $1,000,000, which amount is payable in October 2017.

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

The Put/Call Option specifies a fair value strike price as of the exercise date. As such, the Company assigned no value to the Put/Call Option for purposes of purchase accounting. Because the Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation, the Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. The Company estimates that the fair value of Contrail Aviation increased between March 31, 2017 and June 30, 2017. Therefore, in addition to allocation of the Seller’s proportionate share of Contrail Aviation’s net earnings for the period, the Company has adjusted the redeemable non-controlling interest by a portion of the estimated fair value increase.

Pro forma financial information is not presented as the results are not material to the Company’s condensed consolidated financial statements.

Acquisition of AirCo Assets

On May 2, 2017 and May 31, 2017, our newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”) acquired the inventory and principal business assets, and assumed specified liabilities, of Aircraft Instrument and Radio Company, Incorporated, and Aircraft Instrument and Radio Services, Inc. (collectively, the “AirCo Sellers”). The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired business was $2,400,000.

The following table summarizes the provisional fair values of assets acquired and liabilities assumed by AirCo as of May 2, 2017, the date of the completion of the acquisition (the “AirCo Closing Date”):

May 2, 2017

Assets acquired and liabilities assumed at fair value:
Accounts receivables	$748,936
Inventories	3,100,000
Property and equipment	26,748
Accounts payable	(313,117)
Accrued expenses	(382,687)
Net assets acquired	$3,179,880

Net assets acquired	3,179,880
Consideration paid	2,400,000
Bargain purchase gain	$779,880

The Company’s purchase price accounting reflects the estimated net fair value of the AirCo Sellers assets acquired and liabilities assumed as of the AirCo Closing Date. The Company’s initial accounting for this acquisition is incomplete as of the date of this report. Therefore, as permitted by applicable accounting guidance, the foregoing amounts are provisional.

The tax impact related to the bargain purchase gain was to record a deferred tax liability and record tax expense against the bargain purchase gain of approximately $278,000.  The resulting net bargain purchase gain after taxes was approximately $502,000.

Pro forma financial information is not presented as the results are not material to the Company’s condensed consolidated financial statements.

Other Acquisitions and Business Investments

On October 3, 2016, a newly formed subsidiary of the Company, Stratus Aero Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) from the holder thereof. The cash purchase price was $15,000 and there are no contractual provisions, such as an earn-out, which could result in an increase to this price. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset on the acquisition date was a contract with Pinal County, Arizona to lease approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the acquisition date. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000), and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense in the initial years will exceed the corresponding cash payments. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. The construction of the demolition pad required by March 31, 2017 under the lease has not been completed and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises.

The acquired Jet Yard business is included in the Company’s commercial jet engine segment. The Company has finalized its Jet Yard acquisition accounting.

Pursuant to an Asset Purchase Agreement signed on October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000. Additionally, $100,000 was due within 30 days after closing and an additional $100,000 is payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of  $100,000 are also payable based on specified performance for the twelve-month period ending September 30, 2017. For purposes of purchase accounting, the Company estimated that the above-mentioned earn-out will be paid in full. Therefore, the Company estimated the total purchase consideration at approximately $700,000. The Company allocated the purchase consideration to identifiable tangible and intangible assets. No liabilities were assumed in the acquisition. The estimated fair value of identifiable tangible and intangibles assets was approximately $200,000 and $300,000, respectively. The $200,000 excess of the purchase consideration over the estimated fair value of identifiable assets was recorded as goodwill. The basis of the acquired assets will be “stepped up” for income tax purposes. As such, no deferred taxes were recognized in purchase accounting.

The acquired D&D business is operated by GAS and included in the Company’s ground support services segment. The Company has finalized its D&D acquisition accounting.

On June 7, 2017, the Company’s Space Age Insurance Company subsidiary (“SAIC”) invested $500,000 for a 40% interest in TFS Partners LLC (“TFS Partners”), a single-purpose investment entity organized by SAIC and other investors for the purpose of making an investment in a limited liability company, The Fence Store LLC (“Fence Store LLC”), organized for the purpose of acquiring substantially all of the assets of The Fence Store, Inc. (“Fence Store Inc.”). TFS Partners acquired a 60% interest in Fence Store LLC, which has completed the purchase of substantially all of the assets of Fence Store Inc. Prior to this transaction, Fence Store Inc. operated a business under the tradename “Town and Country Fence” selling and installing residential and commercial fencing in the greater Twin Cities, Minnesota area. Fence Store LLC intends to continue this business. The Company accounts for its investment in TFS Partners using the equity method of accounting.

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

During the three-month period ended June 30, 2017, the Company recorded $374,000 in income tax expense at an effective rate of 23.3%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 34% and the Company’s effective tax rate for the three-month period ended June 30, 2017 was the change in valuation allowance against Delphax’s pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, and state income tax expense. During the three-month period ended June 30, 2016, the Company recorded $372,000 in income tax benefit which resulted in an effective tax rate of 4.4%. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the June 2016 quarter was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the three-month period ended June 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended June 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

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

Delphax maintains a September 30 fiscal year. As of September 30, 2016, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $6.3 million and $13.2 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.3 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $311,000 are available to offset future income tax with no expiration date. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited. In the event of bankruptcy proceedings involving Delphax or Delphax Canada, any remaining tax attributes, including net operating losses and credit carryforwards in each respective jurisdiction will be lost. The Company has recorded an outside basis difference in stock of these entities of $2.9 million which is the estimated loss that will be recognized in the United States upon their liquidation. See additional information regarding Delphax Canada in Note 9.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax acquisition on November 24, 2015, the Company established a full valuation allowance against Delphax’s net deferred tax assets of approximately $11,661,000. The corresponding valuation allowance at June 30, 2017 and June 30, 2016 was approximately $13,809,000 and $12,772,000 respectively. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established.

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

As described in Note 2, on May 2, 2017 and May 31, 2017, AirCo acquired the inventory and principal business assets, and assumed specified liabilities, of the AirCo Sellers.  The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired business was $2,400,000.  A bargain purchase gain was recognized on the acquisition of approximately $780,000. The tax impact related to the bargain purchase gain was to record a deferred tax liability of approximately $278,000 and record tax expense against the bargain purchase gain line of approximately $278,000.  The resulting net bargain purchase gain after taxes was approximately $502,000.

4.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. Because there was a net loss attributable to Air T stockholders for the quarter ended June 30, 2016, the effect of options was excluded for computing earnings per share because the effect was anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,
	2017	2016

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$968,389	$(5,751,471)
Loss Per Share:
Basic	$0.47	$(2.42)
Diluted	$0.47	$(2.42)
Weighted Average Shares Outstanding:
Basic	2,042,789	2,372,527
Diluted	2,047,623	2,372,527

5.	Marketable Securities

Investments in available-for-sale marketable securities at June 30, 2017 consisted of investments in publicly traded companies and had a fair market value of $3,704,000, an aggregate cost basis of $3,590,000, gross unrealized gains aggregating $158,000 and gross unrealized losses aggregating $44,000. Marketable securities at March 31, 2017 consisted of investments with a fair value of $4,594,000, an aggregate cost basis of $4,331,000, gross unrealized gains aggregating $279,000 and gross unrealized losses aggregating $16,000. Securities that had been in a continuous loss position for less than 12 months as of June 30, 2017 had an aggregate fair market value and unrealized loss of $581,000 and $51,000, respectively.

At June 30, 2017, we held approximately 1.66 million shares of common stock of Insignia Systems, Inc. (“Insignia”), representing approximately 14% of the outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016, March 31, 2017 and June 30, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $5,106,000 to $3,604,000 at June 30, 2016 and then to $2,463,000 at March 31, 2017 and to $1,724,000 at June 30, 2017 after the acquisition during the quarter of shares having a cost basis of $32,000, reflecting, in the aggregate, an other-than-temporary impairment of $3,414,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017. During the fourth quarter of the 2017 fiscal year, we recognized an additional investment loss of approximately $112,000 principally due to an other-than-temporary decline in fair value of other investment securities that had been in a continuous loss position for more than 12 months.

Other-than-temporary impairments of available-for-sale marketable equity securities are fully recognized in the consolidated statement of income (loss). On the basis of its June 30, 2017 assessment, the Company concluded that it had suffered an other-than-temporary impairment in its Insignia investment. Because of the length of time that Insignia’s share price has been below Air T’s original cost basis (more than two years), as well as the protracted steady decline in the share price, Air T concluded that 12 months from the most recent new cost basis date (i.e., March 31, 2017) should not be a determinative input. In summary, Air T believes that the three-month continuous loss position at June 30 (compared to March 31) constitutes a sufficient basis to conclude that an additional other-than-temporary impairment charge should be recognized at June 30.

All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

6.	Inventories

Inventories consisted of the following:

	June 30, 2017	March 31, 2017
Ground support service parts	$2,650,656	$2,447,395
Ground equipment manufacturing:
Raw materials	2,020,072	1,452,201
Work in process	1,151,890	832,635
Finished goods	10,008,599	10,001,193
Printing equipment and maintenance
Raw materials	2,869,180	3,325,142
Work in process	204,022	324,949
Finished goods	790,344	790,345
Commercial jet engines and parts	8,258,858	3,407,339
Total inventories	27,953,621	22,581,199
Reserves	(2,601,245)	(2,802,356)

Total, net of reserves	$25,352,376	$19,778,843

During the quarter ended June 30, 2016, the Company recorded significant inventory reserves associated with Delphax. See additional information in Note 9.

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

No options were granted or exercised under Air T, Inc.’s stock option plan during the three-month periods ended June 30, 2017 and 2016. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the three-month periods ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was no unrecognized compensation expense related to the Air T Inc. stock options.

No options were granted or exercised during the June 2017 quarter under any of Delphax’s stock option plans. Delphax did not recognize any stock-based compensation expense during the June 2017 quarter.

8.	Financing Arrangements

As of June 30, 2017, the Company had a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, Air T and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Stratus Aero Partners, LLC, Jet Yard, LLC, AirCo, LLC and AirCo Services, LLC are permitted to make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus an incremental amount ranging from 1.50% to 2.00% based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying condensed consolidated statements of income. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2019.

On May 2, 2017, the Company and the above-listed subsidiaries entered into an amendment to the agreement governing the Company’s $25.0 million Revolving Credit Facility to establish a separate $2.4 million term loan facility under that agreement (the “Term Loan”). Each of the Company and such subsidiaries are obligors with respect to the Term Loan, which matures on May 1, 2018, with equal $200,000 installments of principal due monthly, commencing June 1, 2017. Interest on the Term Loan is payable monthly at a per annum rate equal to 25 basis points above the interest rate applicable to the Revolving Credit Facility. The proceeds of the Term Loan were used to fund the acquisition of the AirCo business. The Term Loan is secured by the existing collateral securing borrowings under the Revolving Credit Facility, including such acquired assets. The amendment also provided that the consolidated asset coverage ratio covenant will not be measured for the fiscal quarter ended June 30, 2017 and the fiscal quarters ending September 30, 2017 and December 31, 2017.

Pursuant to a Fifth Amendment and Waiver Agreement effective as of June 28, 2017 among the Company and the above-listed subsidiaries and the lender under the Revolving Credit Facility, the agreement governing the Revolving Credit Facility was amended to provide that the interest rates on the revolving loans and Term Loan made under the Revolving Credit Facility were each increased by an additional 0.25% per annum from the date of the amendment until the second business day after delivery of a compliance certificate for the quarter ending March 31, 2017 or any subsequent fiscal quarter end showing compliance with the financial covenants required under the Revolving Credit Facility, other than with respect to covenants as to which compliance had been waived.

On August 3, 2017, the Company and the above listed subsidiaries entered into an amendment (the “2017 Amendment”) with the lender under the Revolving Credit Facility to amend the Credit Agreement (as amended, the “Credit Agreement”) governing the Revolving Credit Facility. The 2017 Amendment modified the Credit Agreement to not require that 2587493 Ontario, Inc., a wholly-owned subsidiary of the Company, be joined as borrower under the Credit Agreement, to permit the limited guaranty of certain lease obligations of 2587493 Ontario, Inc., to revise certain covenants to address the treatment of 2587493 Ontario, Inc., to waive the existing default arising from the Company’s failure to deliver audited financial statements within one hundred twenty days after its March 31, 2017 fiscal year end, and to effect conforming and other changes. For additional discussion of the 2017 Amendment, see Note 14.

On August 29, 2017, the Company and the above-listed subsidiaries entered into a Sixth Amendment and Waiver Agreement effective as of August 29, 2017 (the “Sixth Amendment”) with the lender under the Revolving Credit Facility. The Sixth Amendment amended the Credit Agreement to extend the maturity of the Revolving Credit Facility from April 1, 2018 to April 1, 2019, to adjust the definition of “Consolidated EBITDA” to exclude from the calculation of Consolidated EBITDA, during the period from January 1, 2016 through June 30, 2017, any unrealized gains or losses attributable to the ownership of equity interests in Insignia Systems, Inc., and to waive the default arising under the Credit Agreement from the failure of the Company to deliver (i) consolidated financial statements for the fiscal quarter that ended June 30, 2017 within the time period required under the Credit Agreement and (ii) the covenant compliance certificates for the fiscal quarters that ended March 31, 2017 and June 30, 2017 within the time periods required under the Credit Agreement. For additional discussion of the Sixth Amendment, see Note 14.

Pursuant to a Seventh Amendment and Waiver Agreement effective as of October 6, 2017 (the “Seventh Amendment”) among Air T, the above-listed subsidiaries and the lender under the Revolving Credit Facility, the lender waived the requirement that a newly formed limited purpose subsidiary of the Company join the agreement governing the Revolving Credit Facility as a borrower and, in connection with the restatement of the Company’s consolidated financial statements for certain periods within the fiscal year ended March 31, 2017, the lender also waived compliance with the minimum tangible net worth covenant under the Revolving Credit Facility at the December 31, 2016 and March 31, 2017 measurement dates.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The credit agreement governing the Revolving Credit Facility also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ended March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.50 to 1.0 for the quarter ended March 31, 2017 and 1.75 to 1.0 thereafter (though the consolidated asset coverage ratio is not to be tested under the agreement governing the Revolving Credit Facility for the quarters ending June 30, 2017, September 30, 2017 and December 31, 2017), a maximum consolidated leverage ratio of 3.5 to 1.0, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Company was not in compliance with the maximum consolidated leverage ratio covenant as of the March 31, 2017, December 31, 2016 and September 30, 2016 measurement dates and was not in compliance with the minimum tangible net worth covenant at the December 31, 2016 and March 31, 2017 measurement dates. The lender has waived compliance with these covenants as of these measurement dates and agreed that the maximum consolidated leverage ratio covenant was not to be tested at the June 30, 2017 measurement date. Had the maximum consolidated leverage ratio covenant been tested at June 30, 2017 measurement date, the Company would have been in compliance. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole. The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

As of June 30, 2017, the Company had outstanding borrowings under the Revolving Credit Facility of approximately $19.8 million compared to outstanding borrowings of approximately $17.9 million as of March 31, 2017. These balances are classified within long-term liabilities on the accompanying condensed consolidated balance sheets.

At June 30, 2017, the annual interest rate applicable to borrowings under the Revolving Credit Facility was one-month “LIBOR” rate plus 225 basis points. The one-month LIBOR rate at June 30, 2017 was approximately 1.22%. Except as indicated above, the Company was in compliance with all covenants under this credit facility at June 30, 2017.

On May 5, 2017, Contrail Aviation Support, LLC (“Contrail”), a partially owned subsidiary of the Company, entered into a Business Loan Agreement (the “Loan Agreement”) with Old National Bank. The Loan Agreement provides for revolving credit borrowings by Contrail in an amount up to $15,000,000 and replaces the revolving credit facility that Contrail had entered into with BMO Harris Bank N.A on July 18, 2016. Borrowings under the Loan Agreement will bear interest at an annual rate equal to one-month LIBOR plus 3.00%. At June 30, 2017, $57,000 of aggregate borrowing were outstanding under the loan agreement and $14.9 million was available for borrowing.

The obligations of Contrail under the Loan Agreement are secured by a first-priority security interest in substantially all of the assets of Contrail and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the Loan Agreement, plus costs of collection.

The Loan Agreement contains affirmative and negative covenants, including covenants that restrict Contrail’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different than it presently conducts. The Loan Agreement also contains financial covenants applicable to Contrail, including maintenance of a Cash Flow Coverage Ratio of 2.0 to 1.0, a Tangible Net Worth of not less than $3,500,000, and a Debt Service Coverage Ratio of 1.1 to 1.0, as such terms are defined in the Loan Agreement.

The Loan Agreement contains Events of Default, as defined, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail’s financial condition. At June 30, 2017, Contrail was in compliance with these covenants.

On October 31, 2016, Air T and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Jet Yard, LLC and Stratus Aero Partners, LLC, entered into a Loan Agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility located in Denver, North Carolina. Under the Construction Loan Agreement, the Company was permitted to make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. At June 30, 2017, outstanding borrowings under the Construction Loan were $1,099,000.

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

Refer to Note 2 for the fair value of the assets and liabilities of Delphax on the acquisition date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of June 30, 2017 and March 31, 2017:

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$312,016	$328,327
Accounts receivable, net	2,593,290	2,036,221
Inventories	1,563,494	1,941,729
Other current assets	831,321	1,145,274
Total current assets	5,300,121	5,451,551
Property and equipment	3,316	8,007
Total assets	$5,303,437	$5,459,558

LIABILITIES
Current liabilities:
Accounts payable	$2,398,194	$2,482,578
Income tax payable	11,312	11,312
Accrued expenses	3,581,391	3,627,162
Short-term debt	4,523,625	4,714,257
Total current liabilities	10,514,522	10,835,309
Long-term debt	-	-
Other long-term liabilities	-	-
Total liabilities	$10,514,522	$10,835,309

Net Assets	$(5,211,085)	$(5,375,751)

The short-term debt includes amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of June 30, 2017, the outstanding principal amount of the Senior Subordinated Note was approximately $3,020,000 ($2,889,000 as of March 31, 2017) and the outstanding borrowings under the Delphax Senior Credit Agreement were $1,541,000. Short-term debt as reflected in the above table includes approximately $520,000 and $388,000 of accrued interest, due to the Company from Delphax Canada under the Senior Subordinated Note as of June 30, 2017 and March 31, 2017, respectively. Short-term debt also includes approximately $215,000 and $112,000, due to the Company from Delphax Canada under the Delphax Senior Credit Agreement as of June 30, 2017 and March 31, 2017 respectively.

The assets of Delphax can only be used to satisfy the obligations of Delphax.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through June 30, 2017. Revenues and expenses prior to the date of initial consolidation were excluded.

The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income (loss) for the three months ended June 30, 2017 and 2016.

Operating Revenues	$3,131,381	$3,210,088

Operating Expenses:
Cost of sales	1,501,056	6,601,734
General and administrative	505,945	1,352,152
Research and development	195,653	510,960
Depreciation, amortization and impairment	4,691	1,680,601
	2,207,345	10,145,447
Operating Income (Loss)	924,036	(6,935,359)

Non-operating Expenses, net	(387,797)	(20,940)

Income (Loss) Before Income Taxes	536,239	(6,956,299)

Income Taxes	-	-

Net Income (Loss)	$536,239	$(6,956,299)

Non-operating expense, net, includes interest expense of approximately $132,000 associated with the Senior Subordinated Note and the Delphax Senior Credit Agreement for the quarter ended June 30, 2017 and approximately $55,000 associated with the Senior Subordinated Note for the fiscal quarter ended June 30, 2016. This interest expense was eliminated for purposes of net income (loss) presented in the Company’s accompanying consolidated statements of income (loss) and comprehensive income (loss) for the quarters ended June 30, 2017 and 2016, though the effect of intercompany interest under the Senior Subordinated note and the Delphax Senior Credit Agreement is reflected in the attribution of Delphax net income or losses attributed to non-controlling interests.

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, were reflected in the operating results of Delphax for the quarter ended June 30, 2016. There have been no significant additions to inventory and severance reserves from June 30, 2016 to June 30, 2017.

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

The above described adverse business developments drove significant negative operating results and led to severe liquidity constraints for Delphax. In addition to other measures intended to respond to developments, Delphax engaged an outside advisory firm to assist with operations, cost reductions and expense rationalization, and to provide an objective assessment and recommendations regarding Delphax’s business outlook and alternative courses of action. During the quarter ended June 30, 2016, a number of Delphax employees were either severed or furloughed. For most of fiscal year 2017, Delphax’s operations were maintained at a significantly curtailed level.

We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. As disclosed in Note 2, the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or losses attributed to non-controlling interests because Delphax is a variable interest entity.

As a result of the application of the above-described attribution methodology, for the quarter ended June 30, 2017, the attribution of Delphax net income to non-controlling interests was 3.4% and, for the quarter ended June 30, 2016, the attribution of Delphax net loss to non-controlling interests was 33%.

10.	Geographical information

Total property and equipment, net of accumulated depreciation, located in the United States, the Company's country of domicile, held outside the United States are summarized in the following table as of June 30, 2017 and March 31, 2017:

	June 30, 2017	March 31, 2017
United States, the Company’s country of domicile	$5,358,413	$5,323,471
Foreign	973	1,017
Total property and equipment, net	$5,359,386	$5,324,488

Total revenue, in and outside the United States is summarized in the following table for the quarters ended June 30, 2017 and June 30, 2016:

	June 30, 2017	June 30, 2016
United States, the Company’s country of domicile	$40,801,228	$28,231,252
Foreign	6,896,145	2,262,001
Total revenue	$47,697,373	$30,493,253

11.	Segment Information

The Company has six business segments. The overnight air cargo segment, composed of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, composed of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, composed of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is composed of Delphax and its subsidiaries, which was consolidated for financial accounting purposes beginning November 24, 2015. Delphax designs, manufactures and sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in the United Kingdom and France. In July 2016, the Company’s majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine component. In October 2016, the Company, through a wholly owned subsidiary, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. In May 2017, our newly formed subsidiaries AirCo, LLC and AirCo Services, LLC (collectively “AirCo”), acquired the inventory and principal assets of a business based in Wichita, Kansas that distributes and sells airplane and aviation parts. Contrail Aviation, Jet Yard and AirCo comprise the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings. The Company’s leasing segment, comprised of the Company’s Air T Global Leasing, LLC (“ATGL”) subsidiary, provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. ATGL commenced operations during the quarter ended December 31, 2015.

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

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income. For the quarters ended June 30, 2017 and 2016, the premiums paid to SAIC by the Company were allocated among the operating segments based on segment revenue and certain identified corporate expense were allocated to the segments based on the relative benefit of those expenses to each segment.

Segment data is summarized as follows:

	Three Months Ended June 30,
	2017	2016
Operating Revenues:
Overnight Air Cargo	$16,742,175	$16,637,165
Ground Equipment Sales:
Domestic	5,276,366	5,386,069
International	673,290	1,284,619
Total Ground Equipment Sales	5,949,656	6,670,688
Ground Support Services	9,113,073	6,800,042
Printing Equipment and Maintenance
Domestic	1,443,982	2,232,706
International	1,687,399	977,382
Total Printing Equipment and Maintenance	3,131,381	3,210,088
Commercial Jet Engines and Parts:
Domestic	8,190,885	-
International	4,535,456	-
Total Commercial Jet Engines	12,726,341	-
Leasing	35,747	241,770
Corporate	290,532	281,926
Intercompany	(291,532)	(3,348,426)
Total	$47,697,373	$30,493,253

Operating Income (Loss):
Overnight Air Cargo	$816,666	$979,177
Ground Equipment Sales	165,794	342,320
Ground Support Services	356,824	(110,052)
Printing Equipment and Maintenance	924,036	(6,935,359)
Commercial Jet Engines and Parts	810,940	-
Leasing	6,898	107,258
Corporate	(869,916)	(931,837)
Intercompany	1,326	(524,989)
Total	$2,212,568	$(7,073,482)

Capital Expenditures:
Overnight Air Cargo	$-	$-
Ground Equipment Sales	-	19,596
Ground Support Services	25,365	101,411
Printing Equipment and Maintenance	-	9,927
Commercial Jet Engines and Parts	4,977	-
Corporate	459,653	388,635
Leasing	-	3,066,500
Intercompany	-	(3,066,500)
Total	$489,995	$519,569

Depreciation, Amortization and Impairment:
Overnight Air Cargo	$31,016	$29,209
Ground Equipment Sales	132,880	47,594
Ground Support Services	111,631	83,436
Printing Equipment and Maintenance	4,691	296,081
Commercial Jet Engines and Parts	45,776	-
Leasing	14,812	132,369
Corporate	59,347	30,743
Intercompany	(1,326)	(14,351)
Total	$398,827	$605,081

The elimination of intercompany revenues is related to the sale during the three months ended June 30, 2016 of ten commercial deicing units by GGS to ATGL and two élan printers by Delphax to ATGL and premiums paid to SAIC, and the elimination of intercompany operating income for such period reflects the margins on the sales of those assets, elimination of excess depreciation and amortization related to the margin on those assets, and the premiums paid to SAIC. The sales of the deicing units and élan printers did not reoccur during the three months ended June 30, 2017.

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment of $2,900,000, which amount is included in the “Other non-current liabilities” in the consolidated balance sheet at both June 30, 2017 and March 31, 2017, excluding the portion denoted as payable below which has been reclassified to a current liability at June 30, 2017. As a result of EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to the Earnout Period is $1,000,000 which amount is payable in October 2017.

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

As discussed in Note 8, Contrail Aviation entered into the Loan Agreement with Old National Bank on May 5, 2017. Contrail Aviation’s obligations under the Loan Agreement are guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the Loan Agreement, plus costs of collection.

On October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017. Based on actual revenue earned by D&D through September 2017, the earnout payment with respect to the purchase agreement is $100,000, which amount is payable in October 2017.

In June 2016, the Company acquired land and entered into an agreement to construct a new corporate headquarters facility in Denver, North Carolina for an aggregate amount of approximately $1.9 million. Construction was completed and the Company relocated its corporate offices to this facility in July 2017.

There are currently no other commitments for significant capital expenditures.

The Company has various operating lease commitments for office equipment and its office and maintenance facilities.

13.	Related Party Matters

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000-foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL are headquartered at this facility. The lease for this facility provides for monthly rent of $14,862 and expires on January 31, 2018, though the lease may be renewed by the Company for three additional two-year option periods through January 31, 2024. The Company does not intend to renew the lease for this facility as operations conducted at this facility were relocated to a newly constructed, owned facility on July 31, 2017. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance.

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

Delphax Canada

In light of continuing events of default under the Delphax Senior Credit Agreement and the conclusion of final production run by Delphax Canada of consumable products for Delphax’s legacy printing systems, on July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholder on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

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

Amendments to Revolving Credit Facility

Pursuant to a 2017 Amendment to Security Agreement and Consent and Waiver effective as of August 3, 2017 among Air T, MAC, GGS, CSA, GAS, ATGL, Stratus Aero Partners LLC, Jet Yard, AirCo and the lender under the Revolving Credit Facility, the lender agreed to waive the default under the agreement governing the Revolving Credit Facility arising from the failure of the Company to deliver to such lender audited consolidated financial statements for the fiscal year ended March 31, 2017 within 120 days after the end of such fiscal year and the requirement that a subsidiary newly organized in Ontario, Canada (the “Ontario Subsidiary”) join the agreement governing the Revolving Credit Facility as a borrower, to consent to Air T guarantying obligations of the Ontario Subsidiary under a lease for facilities in Ontario and to amend the security agreement securing obligations under the Revolving Credit Facility to, among other things, require a pledge of only 65% of the outstanding equity of foreign subsidiaries.

On August 29, 2017, the Company and the above-listed subsidiaries entered into a Sixth Amendment and Waiver Agreement effective as of August 29, 2017 with the lender under the Revolving Credit Facility to amend the Credit Agreement to extend the maturity of the Revolving Credit Facility from April 1, 2018 to April 1, 2019, to adjust the definition of “Consolidated EBITDA” to exclude from the calculation of Consolidated EBITDA, during the period from January 1, 2016 through June 30, 2017, any unrealized gains or losses attributable to the ownership of equity interests in Insignia Systems, Inc., and to waive the default arising under the Credit Agreement from the failure of the Company to deliver (i) consolidated financial statements for the fiscal quarter that ended June 30, 2017 within the time period required under the Credit Agreement and (ii) the covenant compliance certificates for the fiscal quarters that ended March 31, 2017 and June 30, 2017 within the time periods required under the Credit Agreement.

Pursuant to a Seventh Amendment and Waiver Agreement effective as of October 6, 2017 (the “Seventh Amendment”) among Air T, the above-listed subsidiaries and the lender under the Revolving Credit Facility, the lender waived the requirement that a newly formed limited purpose subsidiary of the Company join the agreement governing the Revolving Credit Facility as a borrower and, in connection with the restatement of the Company’s consolidated financial statements for certain periods within the fiscal year ended March 31, 2017, the lender also waived compliance with the minimum tangible net worth covenant under the Revolving Credit Facility at the December 31, 2016 and March 31, 2017 measurement dates.

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

Following is a table detailing revenues by segment and by major customer category:

(Dollars in thousands)
	Three Months Ended June 30,
	2017		2016

Overnight Air Cargo Segment:
FedEx	$16,742	35%	$16,637	55%

Ground Equipment Sales Segment:
Military	345	1%	885	3%
Commercial - Domestic	4,932	10%	2,084	7%
Commercial - International	673	1%	1,285	4%
	5,950	12%	4,254	14%

Ground Support Services Segment	9,113	19%	6,800	22%

Printing Equipment and Maintenance
Domestic	1,444	3%	1,583	5%
International	1,687	4%	977	3%
	3,131	7%	2,560	8%

Commercial Jet Engines and Parts
Domestic	8,190	17%	-	0%
International	4,535	10%	-	0%
	12,725	27%	-	0%

Leasing	36	0%	242	1%

	$47,697	100%	$30,493	100%

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

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the current dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft under the dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA. Under the dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated. The amount of the monthly administrative fee under the current dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are borne by MAC and CSA and not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked. Since MAC and CSA entered into the current dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. MAC and CSA have entered into such an amendment effective as of June 1, 2017 which is expected to positively affect MAC and CSA’s profitability compared to results for the quarter ended June 30, 2017.

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

Pass-through costs under the dry-lease agreements with FedEx totaled $4,871,000 and $5,092,000 for the quarters ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, MAC and CSA had an aggregate of 79 aircrafts under its dry-lease agreements with FedEx.  Included within the 79 aircrafts is one Cessna Caravan aircraft that is considered soft-parked. Soft-parked aircrafts remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircrafts that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

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

In July 2009, GGS was awarded a contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to continue supplying deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first two of which were exercised, extending the contract term to July 13, 2018.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options exercisable by the USAF. All option periods under the contract have been exercised and the contract expired in September 2015, though it continues to govern orders placed under the contract prior to its expiration. Sale of flight-line tow tractors under this contract have been at very low margins. This contract was completed in March 2017, and GGS had no revenues for sales of flight-line tow tractors in the quarter ended June 30, 2017, compared to sales of approximately $786,000 for quarter ended June 30, 2016. Because the USAF is not obligated to purchase a set or minimum number of units under these contracts, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding.

GGS contributed approximately $5,950,000 and $4,254,000, net of intercompany eliminations, to the Company’s revenues for the three-month periods ended June 30, 2017 and 2016, respectively, representing a $1,695,000 (40%) increase.

At June 30, 2017, GGS’s order backlog was $16.4 million as compared to $2.8 million at March 31, 2017 and $12.1 million at June 30, 2016.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At June 30, 2017, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 114 customers at 84 North American airports. During the quarter ended March 31, 2017, GAS entered into new agreements with its principal customer which replaced certain fixed price agreements covering certain locations that had been unprofitable. GAS anticipates the terms of these new agreements will permit it to operate with improved profitability at those locations. In addition, in December 2016, GAS was awarded a five-year contract to provide a major airline customer with ground support equipment services at 28 locations. In the contract award, which was part of a periodic request-for-bid process, GAS retained 21 of its 22 incumbent locations with the customer covered by the RFP process and added seven new locations.

On October 31, 2016, GAS acquired effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of $100,000 are also payable based on specified performance for the twelve-month period ending September 30, 2017. Based on actual revenue earned by D&D through September 2017, the earnout payment with respect to the purchase agreement is $100,000, which amount is payable in October 2017.

GAS contributed approximately $9,113,000 and $6,800,000 to the Company’s revenues for the three-month periods ended June 30, 2017 and 2016, respectively, representing a $2,313,000 (34%) increase.

On November 24, 2015, the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the “Senior Subordinated Note”) issued by Delphax’s Canadian operating subsidiary for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from that Delphax subsidiary on October 2, 2015 and (ii) for $1,050,000 in cash a total of 43,000 shares (the “Shares”) of Delphax’s Series B Preferred Stock (the “Series B Preferred Stock”) and a Stock Purchase Warrant (the “Warrant”) to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events). Each share of Series B Preferred Stock is convertible into 100 shares of common stock of Delphax, subject to anti-dilution adjustments. Based on the number of shares of Delphax common stock outstanding and reserved for issuance under Delphax’s employee stock option plans, at March 31, 2016 the number of shares of common stock underlying the Shares represent approximately 38% of the shares of Delphax common stock that would be outstanding assuming conversion of the Shares. Under the agreement that provided for the Company’s purchase of these interests, on November 24, 2015 three designees of the Company (including Nick Swenson, the Company’s President, Chief Executive Officer and Chairman, and Michael Moore, the President of our GGS subsidiary) were elected to the board of directors of Delphax, which had a total of seven members following their election. Pursuant to the terms of the Series B Preferred Stock, for so long as amounts are owed to Air T under the Senior Subordinated Note or we continue to hold a specified number of the Shares and interests in the Warrant, holders of the Series B Preferred Stock, voting as a separate class, the Company would be entitled to elect, after June 1, 2016, four-sevenths of the members of the board of directors of Delphax and, without the written consent or waiver of the Company, Delphax may not enter into specified corporate transactions. As a result of these transactions, we determined that we had obtained control over Delphax in conjunction with the acquisition of the interests described above, and we have consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015.

The operating income, pre-intercompany eliminations attributable to Delphax in our consolidated financial statements for the quarter ended June 30, 2017 was approximately $924,000 compared to an operating loss, pre-intercompany eliminations, of approximately $6,935,000 for the quarter ended June 30, 2016.

On January 6, 2017, the Company acquired all rights, and assumed all obligations, of a third-party lender under a senior credit agreement (the “Delphax Senior Credit Agreement”) with Delphax and Delphax Canada providing for a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory., including obligations, if any, to fund future borrowings under the Delphax Senior Credit Agreement. In connection with this transaction, the Company paid to such third-party senior lender an amount equal to the approximately $1.26 million outstanding borrowing balance, plus accrued and unpaid interest and fees. Also in connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Delphax Senior Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding under the Delphax Senior Credit Agreement from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Delphax Senior Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company from Delphax Canada and Delphax of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Delphax Senior Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Delphax Senior Credit Agreement) existing under the Delphax Senior Credit Agreement and that the Company was reserving all rights to exercise remedies under the Delphax Senior Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies. Also, on January 6, 2017, the Company and Delphax Canada entered into a Forbearance and Amendment Agreement dated as of January 6, 2017, which amended the Senior Subordinated Note to increase the default rate of interest from an annual rate of 10.5% to an annual rate of 18%, to be in effect until all amounts under the Senior Subordinated Note are paid in full, and which provides that so long as no Event of Default (as defined in the Senior Subordinated Note) occurs under the Senior Subordinated Note, other than Events of Default that existed as of January 6, 2017, the Company agreed to forbear from exercising its remedies under the Senior Subordinated Note until May 31, 2017 and further provided for the payment by Delphax Canada to the Company of a forbearance fee equal to approximately $141,000. At June 30, 2017, Delphax Canada was not in compliance with financial covenants under the Delphax Senior Credit Agreement.

Delphax’s business has included the design, manufacture and sale advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment, spare parts, supplies and consumable items have been manufactured, and maintenance and services have been provided by Delphax Canada and such products and services have been sold through Delphax, Delphax Canada and Delphax subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Delphax’s legacy consumables production business had been expected to generate cash flow while Delphax rolled-out its next generation élan commercial inkjet printer.

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, were reflected in the operating results of Delphax for the quarter ended June 30, 2016. There were no significant additions to inventory and severance reserves from June 30, 2016 to June 30, 2017.

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

As of June 30, 2017, the outstanding principal amount of the Senior Subordinated Note was approximately $3,020,000 and the outstanding borrowings under the Delphax Senior Credit Agreement was $1,541,000. As of March 31, 2017, the outstanding principal amount of the Senior Subordinated Note was approximately $2,889,000 and the outstanding borrowings under the Delphax Senior Credit Agreement was $1,873,000.

Notwithstanding the existence of events of default under the Delphax Senior Credit Agreement, the Company permitted additional borrowings under the Delphax Senior Credit Agreement to, among other things, fund a final production run by Delphax Canada of consumable products for Delphax’s legacy printing systems, which production run was primarily completed over the first six months of calendar 2017. Events of default under the Delphax Senior Credit Agreement persisted, and on July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholder on July 26, 2017.

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

On June 7, 2017, SAIC invested $500,000 for a 40% interest in TFS Partners LLC (“TFS Partners”), a single-purpose investment entity organized by SAIC and other investors for the purpose of making an investment in a limited liability company, The Fence Store LLC (“Fence Store LLC”), organized for the purpose of acquiring substantially all of the assets of The Fence Store, Inc. (“Fence Store Inc.”). TFS Partners acquired a 60% interest in Fence Store LLC, which has completed the purchase of substantially all of the assets of Fence Store Inc. Prior to this transaction, Fence Store Inc. operated a business under the tradename “Town and Country Fence” selling and installing residential and commercial fencing in the greater Twin Cities, Minnesota area. Fence Store LLC intends to continue this business.

At June 30, 2017, we held approximately 1.66 million shares of common stock of Insignia Systems, Inc. (“Insignia”), representing approximately 14% of the outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016, March 31, 2017 and June 30, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $5,106,000 to $3,604,000 at June 30, 2016 and then to $2,463,000 at March 31, 2017 and to $1,724,000 at June 30, 2017 after the acquisition during the quarter of shares having a cost basis of $32,000, reflecting, in the aggregate, an other-than-temporary impairment of $3,414,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017. During the fourth quarter of the 2017 fiscal year, we recognized an additional investment loss of approximately $112,000 principally due to an other-than-temporary decline in fair value of other investment securities that had been in a continuous loss position for more than 12 months.

First Quarter Highlights

For the quarter ended June 30, 2017, revenues net of intercompany eliminations increased by $17,204,000 (56%) from the prior year comparable quarter. Operating income net of intercompany eliminations increased by $9,286,000 (131%) compared to the prior year quarter principally due to significant negative operating results of Delphax, including related asset impairments described above, in the prior-year period, that did not recur in the current-year quarter.

Revenues from the air cargo segment were basically flat compared to the first quarter of the prior fiscal year, while operating income decreased $163,000 (17%) due to higher operating costs not passed through to the customer, principally increased flight crew costs.

Revenues for GGS, net of intercompany eliminations, increased $1,695,000 (40%) compared to the first quarter of the prior fiscal year due to increased deicing truck sales compared to the first quarter of the prior fiscal year. The segment’s operating income, net of intercompany eliminations, increased by $307,000 (218%) from a net operating loss of $141,000 in the prior year’s comparable quarter.

Revenues from our GAS subsidiary increased by $2,313,000 (34%) compared to the first quarter of the prior fiscal year as a result of the subsidiary’s growth in new markets and services offered to new and existing customers and strong parts sales. Operating income improved by $467,000 (424%) to $357,000 for the current-year period compared to operating loss of $110,000 in the prior-year quarter primarily due to the impact of increased revenues.

Revenues from Delphax, net of intercompany eliminations, increased by $571,000 (22%) compared to the first quarter of the prior fiscal year, while net operating income, net of intercompany eliminations, increased by $7,915,000 (113%) due to significant negative operating results of Delphax in the prior-year period, including related asset impairments described above, that did not recur in the current quarter.

Results for the quarter ended June 30, 2017 include a non-operating charge of approximately $771,000 related to the Company’s investment in marketable securities of Insignia Systems, Inc. (“Insignia”). While the Company does not intend to liquidate its securities holdings in Insignia within twelve months, the Company recognized an impairment loss on the investment during the quarter ended June 30, 2017 due in part to the magnitude of the loss position in the investment, which increased sharply during the quarter.

The commercial jet engines and parts segment contributed $12,725,000 of revenues, net of intercompany eliminations, in the quarter ended June 30, 2017, while operating income, net of intercompany eliminations, was $811,000. The segment was formed through the acquisitions of the businesses of Contrail Aviation, AirCo and Jet Yard during the fiscal year 2017 subsequent to the prior year comparable quarter. Revenues and operating income of Contrail Aviation for the quarter ended June 30, 2017 were at record levels compared to prior quarterly results for this business, including for periods prior to the July 2016 acquisition of the business.

The segment operating income intercompany eliminations of $1,300 consisted primarily of the elimination of excess depreciation related to sales of an élan printer by Delphax to ATGL. Segment revenue and operating income eliminations of $291,000 reflect premiums paid to SAIC.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The Company believes that the following are its most significant accounting policies:

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

Revenue Recognition. The Company recognizes revenue when it is earned. This occurs when services have been rendered or products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. Revenues from our Overnight Air Cargo segment are generally recognized as flight operation and maintenance services are provided or, in the case of certain pass-through costs for things like maintenance parts and fuel, as the Company incurs the related expenditure. Within the Company’s Ground Equipment Sales segment, revenues are generally recognized at the time the related equipment has been shipped to the customer and risk and loss has transferred. In the case of certain contracts with the U.S. Government or related prime contractors, the Company applies contract accounting and uses either the percentage-of-completion or completed contract method, as appropriate. Revenues of our Ground Support Services segment are generally recognized as the contracted services are completed. Substantially all Printing Equipment and Maintenance segment revenues are recognized upon product shipment, which is generally when transfer to the customer of loss occurs. Service revenue is recognized upon completion of services. Similarly, Commercial Jet Engines and Parts segment revenues are recognized upon shipment of parts and transfer of loss or, as applicable, upon completion of services. Leasing revenues are recognized consistent with contract terms and are generally recognized on a straight-line basis due to the operating lease classification of the underlying leases.

Although infrequent, the Company does occasionally enter into customer arrangements that involve the delivery of multiple elements. For any such arrangements, the Company applies the applicable accounting guidance in order to identify the individual accounting elements and to determine the most appropriate revenue recognition model for such elements.

We evaluate gross versus net presentation on revenues from products or services purchased and resold in accordance with the revenue recognition criteria outlined in FASB Codification Section 605-45, Principal Agent Considerations.

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

The acquisition method permits the Company a period of time after the acquisition date during which the Company may adjust the provisional amounts recognized in a business combination. This period of time is referred to as the “measurement period”. The measurement period provides an acquirer with a reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports in its consolidated financial statements provisional amounts for the items for which the accounting is incomplete. Under accounting standards in effect as of the Company’s acquisition of interests in Delphax, the Company had two alternatives available to account for subsequent adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Under the first method, which is no longer an available option since the Company’s first fiscal 2017 quarter, the Company would retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained. Under the second method, which is the only allowed method beginning with the Company’s first fiscal 2017 quarter, the Company is required to recognize adjustments to the provisional amounts, with a corresponding adjustment to goodwill, in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the Company would adjust its consolidated financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. The Company adopted the second of the two above-described methods with respect to its acquisition of interests in Delphax.

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

Attribution of Net Income or Loss of Partially-Owned Consolidated Entities. In the case of Delphax, we have determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and it's subsidiary, Delphax Canada Technologies Limited (“Delphax Canada”). Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or losses attributed to non-controlling interests because Delphax is a variable interest entity.

The above-described attribution methodology applies only to our investments in Delphax. We establish the appropriate attribution methodology on an entity-specific basis. In the case of Contrail Aviation, we concluded that an attribution methodology based solely on equity ownership percentages was appropriate.

Accounting for Redeemable Non-Controlling Interest. As more fully described in Note 8 to the consolidated financial statements, the Company is party to a put/call option agreement concerning the non-controlling ownership interest held in the Company’s consolidated subsidiary, Contrail Aviation. The put/call option permits Contrail Aviation, at any time after the fifth anniversary of the Company’s acquisition of Contrail Aviation, to purchase the non-controlling interest from the holder of such interest. The agreement also permits the holder of the non-controlling interest to sell such interest to Contrail Aviation. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the Contrail Aviation non-controlling interest between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the Contrail Aviation equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the Contrail Aviation equity instrument will become redeemable. Company has elected to apply the first of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or comprehensive income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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

Marketable Securities.  On a quarterly basis, the Company reviews marketable securities for declines in market value that may be considered other than temporary.  Market value declines are considered to be other than temporary based on the length of time and the magnitude of the amount of each security that is in an unrealized loss position. The Company also considers the nature of the underlying investments and other market conditions or when other evidence indicates impairment. If the Company determines that an investment has other than a temporary decline in fair value, the Company recognizes the investment loss in non-operating income, net in the accompanying condensed consolidated statements of comprehensive income (loss).

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

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to continue supplying deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first two of which were exercised, extending the contract term to July 13, 2018. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, orders under the contract have not been sufficient to offset the seasonal trend for commercial sales. As a result, GGS revenues and operating income have resumed their seasonal nature. Our other reporting segments are not susceptible to seasonal trends.

Results of Operations

First Quarter 2018 Compared to First Quarter 2017

Consolidated revenue, net of intercompany eliminations, increased by $17,204,000 (56%) to $47,697,000 for the three-month period ended June 30, 2017 compared to the equivalent prior period. The increase in revenues can be principally attributed to the contribution of revenue from the commercial jet engines and parts segment of $12,725,000. The segment was formed through the acquisitions of the businesses of Contrail Aviation, AirCo and Jet Yard during the fiscal year 2017 subsequent to the prior year comparable quarter. Revenues from the air cargo segment were relatively unchanged from first quarter of the prior fiscal year. Revenues for GGS, net of intercompany eliminations, increased by $1,695,000 (40%) compared to the first quarter of the prior fiscal year due to increased deicing truck sales compared to the first quarter of the prior fiscal year. Revenues from our GAS subsidiary increased by $2,313,000 (34%) compared to the first quarter of the prior fiscal year as a result of the subsidiary’s growth in new markets and services offered to new and existing customers and strong parts sales. Revenues from Delphax, net of intercompany elimination, increased $571,000 (22%) compared to the first quarter of the prior fiscal year.

Operating expenses, net of intercompany eliminations, increased by $7,918,000 (21%) to $45,485,000 in the current year quarter compared to the equivalent prior period. The inclusion of the commercial jet engines and parts segment accounted for the majority of this increase offset by the significant expenses recognized in the June 2016 quarter associated with write-downs of Delphax inventories and impairments of Delphax long-lived tangible and intangible assets, as well as of goodwill. Charges were also recorded for anticipated Delphax employee severance obligations in the prior-year period that did not reoccur in the current-year quarter. Ground equipment sales segment operating expenses decreased $545,000 (9%). Ground support services segment operating costs increased by $1,846,000 (27%) in direct correlation to the increase in sales.

General and administrative expenses increased $757,000 (13%) to $6,586,000 for the three-month period ended June 30, 2017 compared to the equivalent prior period due principally to the inclusion of the commercial jet engines and parts segment in consolidated results.

Consolidated operating income, net of intercompany eliminations, for the quarter ended June 30, 2017 was $2,213,000, compared to operating loss of $7,073,000 for the same quarter of the prior year. This increase is principally due to significant negative operating results of Delphax including related asset impairment described above in the prior-year period that did not reoccur in the current-year quarter. Operating income for the air cargo segment decreased $163,000 (17%) due to higher operating costs not passed through to the customer, principally increased flight crew costs. Ground equipment segment net operating income increased by $307,000 (218%) from a net operating loss of $141,000 in the prior year’s comparable quarter. Operating results for the ground support services segment income improved by $467,000 (424%) to $357,000 for the current-year period compared to operating loss of $110,000 in the prior-year quarter primarily due to the impact of increased revenues. Operating results for Delphax increased by $7,915,000 (113%) due to significant negative operating results of Delphax, including related asset impairments described above, in the prior-year period that did not recur in the current quarter. Delphax operating income for the current-year quarter was $924,000. Operating income improved by $811,000 due to the inclusion of the commercial jet engines and parts segment due to the sale of a significant airframe and engine at Contrail.

Net non-operating expense decreased by $679,000 for the three-month period ended June 30, 2017 compared to the prior period principally due to a bargain purchase acquisition gain of approximately $502,000, net of tax, in connection to the acquisition of assets by AirCo and the impairment loss on the investments in Insignia of approximately $771,000 in the current quarter compared to the impairment loss of approximately $1,502,000 in the prior comparable quarter.

Pretax income was $9,965,000 higher for the three-month period ended June 30, 2017 compared to the prior year comparable period, primarily due to the operating loss including related asset impairments at Delphax in the prior-year comparable period that did not reoccur and the inclusion of the commercial jet engines and parts in the current quarter.

During the three-month period ended June 30, 2017, the Company recorded $374,000 in income tax expense at an effective rate of 23.3%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 34% and the Company’s effective tax rate for the three-month period ended June 30, 2017 was the change in valuation allowance against Delphax’s pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, and state income tax expense. During the three-month period ended June 30, 2016, the Company recorded $372,000 in income tax benefit which resulted in an effective tax rate of 4.4%. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the June 2016 quarter was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the three-month period ended June 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended June 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

Liquidity and Capital Resources

As of June 30, 2017, the Company held approximately $1,889,000 in cash and cash equivalents. The Company also held approximately $890,000 in restricted cash with $250,000 in cash held as statutory reserve of SAIC and the remaining $640,000 pledged to secure SAIC’s participation in certain reinsurance pools, and $335,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of June 30, 2017, the Company’s working capital amounted to $31,999,000, an increase of $3,409,000 compared to March 31, 2017.

As of June 30, 2017, the Company had a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, each of the Company, MAC, CSA, GGS, GAS, ATGL, Stratus Aero Partners LLC, Jet Yard and AirCo are permitted to make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus an incremental amount ranging from 1.50% to 2.00% based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying condensed consolidated statements of income (loss). Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2019.

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

Pursuant to a Fifth Amendment and Waiver Agreement effective as of June 28, 2017 among the Company and the above-listed subsidiaries and the lender under the Revolving Credit Facility, the agreement governing the Revolving Credit Facility was amended to provide that the interest rates on the revolving loans and Term Loan made under the Revolving Credit Facility were each increased by an additional 0.25% per annum from the date of the amendment until the second business day after delivery of a compliance certificate for the quarter ending March 31, 2017 or any subsequent fiscal quarter end showing compliance with the financial covenants required under the Revolving Credit Facility, other than with respect to covenants as to which compliance had been waived.

Pursuant to a 2017 Amendment to Security Agreement and Consent and Waiver effective as of August 3, 2017 among Air T, MAC, GGS, CSA, GAS, ATGL, Stratus Aero Partners LLC, Jet Yard, AirCo and the lender under the Revolving Credit Facility, the lender agreed to waive the default under the agreement governing the Revolving Credit Facility arising from the failure of the Company to deliver to such lender audited consolidated financial statements for the fiscal year ended March 31, 2017 within 120 days after the end of such fiscal year and the requirement that a subsidiary newly organized in Ontario, Canada (the “Ontario Subsidiary”) join the agreement governing the Revolving Credit Facility as a borrower, to consent to Air T guarantying obligations of the Ontario Subsidiary under a lease for facilities in Ontario and to amend the security agreement securing obligations under the Revolving Credit Facility to, among other things, require a pledge of only 65% of the outstanding equity of foreign subsidiaries.

On August 29, 2017, the Company and the above-listed subsidiaries entered into a Sixth Amendment and Waiver Agreement effective as of August 29, 2017 with the lender under the Revolving Credit Facility to amend the Credit Agreement to extend the maturity of the Revolving Credit Facility from April 1, 2018 to April 1, 2019, to adjust the definition of “Consolidated EBITDA” to exclude from the calculation of Consolidated EBITDA, during the period from January 1, 2016 through June 30, 2017, any unrealized gains or losses attributable to the ownership of equity interests in Insignia Systems, Inc., and to waive the default arising under the Credit Agreement from the failure of the Company to deliver (i) consolidated financial statements for the fiscal quarter that ended June 30, 2017 within the time period required under the Credit Agreement and (ii) the covenant compliance certificates for the fiscal quarters that ended March 31, 2017 and June 30, 2017 within the time periods required under the Credit Agreement.

Pursuant to a Seventh Amendment and Waiver Agreement effective as of October 6, 2017 (the “Seventh Amendment”) among Air T, the above-listed subsidiaries and the lender under the Revolving Credit Facility, the lender waived the requirement that a newly formed limited purpose subsidiary of the Company join the agreement governing the Revolving Credit Facility as a borrower and, in connection with the restatement of the Company’s consolidated financial statements for certain periods within the fiscal year ended March 31, 2017, the lender also waived compliance with the minimum tangible net worth covenant under the Revolving Credit Facility at the December 31, 2016 and March 31, 2017 measurement dates.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The credit agreement governing the Revolving Credit Facility also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ended March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.50 to 1.0 for the quarter ended March 31, 2017 and 1.75 to 1.0 thereafter (though the consolidated asset coverage ratio is not to be tested under the agreement governing the Revolving Credit Facility for the quarters ending June 30, 2017, September 30, 2017 and December 31, 2017), a maximum consolidated leverage ratio of 3.5 to 1.0, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Company was not in compliance with the maximum consolidated leverage ratio covenant as of the March 31, 2017, December 31, 2016 and September 30, 2016 measurement dates and was not in compliance with the minimum tangible net worth covenant at the December 31, 2016 and March 31, 2017 measurement dates. The lender has waived compliance with these covenants as of those measurement dates and has agreed that the covenant was not to be tested at the June 30, 2017 measurement date. Had the maximum consolidated leverage ratio covenant been tested at the June 30, 2017 measurement date, the Company would have been in compliance. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

As of June 30, 2017, the Company had outstanding borrowings under the Revolving Credit Facility of approximately $19.8 million, and availability to borrow an additional approximately $5.2 million.

At June 30, 2017, the annual interest rate applicable to borrowings under the Revolving Credit Facility was one-month “LIBOR” rate plus 225 basis points. The one-month LIBOR rate at June 30, 2017 was approximately 1.22%. Except as indicated above, the Company was in compliance with all covenants under this credit facility at June 30, 2017.

On October 31, 2016, the Company and its subsidiaries, MAC, GGS, CSA, GAS, ATGL, Jet Yard and Stratus Aero Partners, LLC, entered into a Loan Agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility located in Denver, North Carolina. Under the Construction Loan Agreement, the Company was permitted to make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. At June 30, 2017, outstanding borrowings under the Construction Loan were $1,099,000.

On May 5, 2017, Contrail Aviation Support, LLC (“Contrail”), a partially owned subsidiary of the Company, entered into a Business Loan Agreement (the “Loan Agreement”) with Old National Bank. The Loan Agreement provides for revolving credit borrowings by Contrail in an amount up to $15,000,000 and replaces the revolving credit facility that Contrail had entered into with BMO Harris Bank N.A on July 18, 2016. Borrowings under the Loan Agreement will bear interest at an annual rate equal to one-month LIBOR plus 3.00%. At June 30, 2017, $57,000 of aggregate borrowing were outstanding under the loan agreement and $ 14.9 million was available for borrowing.

The obligations of Contrail under the Loan Agreement are secured by a first-priority security interest in substantially all of the assets of Contrail and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the Loan Agreement, plus costs of collection.

The Loan Agreement contains affirmative and negative covenants, including covenants that restrict Contrail’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different than it presently conducts. The Loan Agreement also contains financial covenants applicable to Contrail, including maintenance of a Cash Flow Coverage Ratio of 2.0 to 1.0, a Tangible Net Worth of not less than $3,500,000, and a Debt Service Coverage Ratio of 1.1 to 1.0, as such terms are defined in the Loan Agreement.

The Loan Agreement contains Events of Default, as defined, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail’s financial condition. At June 30, 2017, Contrail was in compliance with these covenants.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

Cash Flows

Following is a table of changes in cash flow for the periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016

Net Cash Used in Operating Activities	$(2,145,000)	$(4,758,000)
Net Cash Used in Investing Activities	(3,419,000)	(232,000)
Net Cash Provided by Financing Activities	4,683,000	3,634,000
Effect of foreign currency exchange rates on cash and cash equivalents	6,000	(19,000)

Net Decrease in Cash and Cash Equivalents	$(875,000)	$(1,375,000)

Cash used in operating activities was $2,613,000 less for the three-month period ended June 30, 2017 compared to the prior year period principally due the increase in inventory.

Cash used in investing activities for the three-month period ended June 30, 2017 was $3,187,000 more than the comparable prior year period due primarily to $2,900,000 cash required for business combinations during the quarter ended June 30, 2017.

Cash provided by financing activities for the three-month period ended June 30, 2017 was $1,049,000 more compared to the prior year period. This was primarily due to an increases in borrowings under the Company’s lines of credit and term loan in the current-year quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2017. As a result of material weaknesses in internal control over financial reporting described below which had not been remediated as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were not effective.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, in connection with the assessment of the effectiveness of the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as of March 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting as of March 31, 2017 was not effective as a result of a number of material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that, as of March 31, 2017, the following material weaknesses existed:

•

A weakness with respect to internal controls over revenue recognition. We determine a lack of formalized procedures for the documentation of revenue arrangements at GAS, including a lack of procedures requiring service contracts to be signed by all parties, for documentation of oral service contracts and acceptance of parts and services by customers, and to confirm that invoices are appropriately sent to customers.

Additionally, we identified a weakness in our GGS segment’s process to determine both 1) when to apply the completed contract method for certain contracts with the U.S. Government or related prime contractors and 2) when contracts for which we apply the completed contract method are “substantially complete” for revenue recognition purposes;

•

A lack of an effective internal control environment at Delphax, including insufficient account reconciliation, financial statement review, and segregation of duties controls, as well as a lack of procedures for the proper maintenance of records to support balances within Delphax’s financial statements;

•

A lack of effective internal controls for the analysis of the accounting guidance applicable to recognition of our investments in Delphax. Specifically, our previous conclusions that Delphax was a VIE and that Air T was Delphax’s primary beneficiary were based in part on considerations which were not supportable under GAAP;

•

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

•	A weakness with respect to internal controls over monitoring compliance with financial covenants stipulated by our senior secured revolving credit facility.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that these material weaknesses had not been remediated as of June 30, 2017. In light of the material weaknesses discussed above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this report are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

The Company’s development of its plan to remediate these material weaknesses is ongoing. While such plan has not yet been finalized, the Company anticipates that its plan will include the following elements:

•

Establishment of written procedures at GAS for the documentation of revenue arrangements, including procedures for the receipt, retention and review of written agreements and review and retention of evidence of delivery of parts and customer acceptance of services, as applicable, and procedures for the confirmation of the timely transmission of customer invoices, and training of GAS accounting personnel with respect to such procedures. Additionally, the formalization of GGS’ process of determining both when application of the completed contract method for certain contracts with the U.S. Government or related prime contractors is appropriate and when, for contracts for which we apply the completed contract method, our performance is “substantially complete” for revenue recognition purposes; and

•	Further engagement of accounting consultants to assist the Company with respect to accounting for complex accounting transactions; and

•	Timely consultation with our senior lender, including receipt of associated written confirmation, regarding any points of interpretation with respect to covenant provisions and definitions.

With respect to the deficiencies in internal control over financial reporting at Delphax described above, the Company’s plan for remediation will be developed following consultation with Delphax.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

No.	Description

10.1

Fourth Amendment dated as of May 2, 2017 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Stratus Aero Partners LLC (f/k/a Global Aviation Partners LLC), Jet Yard, LLC, AirCo, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 8, 2017 (Commission File No. 001-35476)

10.2

Inventory Purchase Agreement dated as of May 2, 2017 between AirCo, LLC and Aircraft Instrument and Radio Company, Incorporated, Aircraft Instrument and Radio Services, Inc. and Martin Potash, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 8, 2017 (Commission File No. 001-35476)

10.3

Asset Purchase Agreement dated as of May 2, 2017 between AirCo, LLC and Aircraft Instrument and Radio Company, Incorporated, Aircraft Instrument and Radio Services, Inc. and Martin Potash, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated May 8, 2017 (Commission File No. 001-35476)

10.4

Business Loan Agreement dated as of May 5, 2017 between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2017 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of principal financial officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: October 26, 2017

/s/ Nick Swenson Nick Swenson, Chief Executive Officer and Director

/s/ Candice Otey Candice Otey, Chief Financial Officer

AIR T, INC.

EXHIBIT INDEX

(a) Exhibits

No.	Description

10.1

Fourth Amendment dated as of May 2, 2017 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Stratus Aero Partners LLC (f/k/a Global Aviation Partners LLC), Jet Yard, LLC, AirCo, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 8, 2017 (Commission File No. 001-35476)

10.2

Inventory Purchase Agreement dated as of May 2, 2017 between AirCo, LLC and Aircraft Instrument and Radio Company, Incorporated, Aircraft Instrument and Radio Services, Inc. and Martin Potash, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 8, 2017 (Commission File No. 001-35476)

10.3

Asset Purchase Agreement dated as of May 2, 2017 between AirCo, LLC and Aircraft Instrument and Radio Company, Incorporated, Aircraft Instrument and Radio Services, Inc. and Martin Potash, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated May 8, 2017 (Commission File No. 001-35476)

10.4

Business Loan Agreement dated as of May 5, 2017 between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2017 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of principal financial officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.