Form 10-Q
period 2017-09-30
AIR T INC
filed 2017-11-14
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1206400 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 31, 2017
Common Shares, par value of $.25 per share	2,042,789

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months and Six Months Ended September 30, 2017 and 2016	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months and Six Months Ended September 30, 2017 and 2016	4

	Condensed Consolidated Balance Sheets September 30, 2017 (Unaudited) and March 31, 2017	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended September 30, 2017 and 2016	6

	Condensed Consolidated Statements of Equity (Unaudited) Six Months Ended September 30, 2017 and 2016	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

	PART II

Item 1A.	Risk Factors	47

Item 6.	Exhibits	48
	Signatures	49
	Exhibit Index
	Certifications
	Interactive Data Files

Item 1.  Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Overnight air cargo	$18,081,073	$17,151,214	$34,823,248	$33,788,379
Ground equipment sales	15,516,109	11,088,877	21,465,765	15,343,065
Ground support services	8,801,326	7,038,151	17,914,399	13,838,193
Printing equipment and maintenance	1,302,922	1,727,896	4,434,303	4,287,984
Commercial jet engines and parts	5,125,244	1,295,107	17,850,585	1,295,107
Leasing	34,816	221,745	70,563	463,515
	48,861,490	38,522,990	96,558,863	69,016,243

Operating Expenses:
Overnight air cargo	15,919,557	15,287,937	30,481,700	29,708,406
Ground equipment sales	13,273,845	8,759,677	18,028,060	12,176,001
Ground support services	6,982,270	5,762,634	14,400,663	11,155,302
Printing equipment and maintenance	1,082,751	1,116,964	2,583,807	7,124,731
Commercial jet engines and parts	3,321,385	787,539	13,391,235	787,539
Leasing	-	49,460	-	49,460
Research and development	-	239,922	195,653	750,882
General and administrative	7,276,486	5,143,446	13,862,245	10,972,392
Depreciation, amortization and impairment	529,538	353,672	928,365	2,343,273
Gain on sale of property and equipment	-	-	(1,091)	-
	48,385,832	37,501,251	93,870,637	75,067,986

Operating Income (Loss)	475,658	1,021,739	2,688,226	(6,051,743)

Non-operating Income (Expense):
Gain on sale of marketable securities	-	429,076	-	572,945
Foreign currency gain (loss)	(60,482)	33,096	(249,106)	124,886
Other-than-temporary impairment loss on investments	-	-	(771,173)	(1,502,239)
Other investment income, net	42,150	48,269	72,801	90,962
Interest expense and other	(322,199)	(77,366)	(471,718)	(141,377)
Gain on asset retirement obligation	562,500	-	562,500	-
Bargain purchase acquisition gain, net of tax	-	-	501,880	-
Equity in income of associated company	61,840	-	29,937	-
	283,809	433,075	(324,879)	(854,823)

Income (Loss) Before Income Taxes	759,467	1,454,814	2,363,347	(6,906,566)

Income Taxes	281,000	375,000	655,000	3,000

Net Income (Loss)	478,467	1,079,814	1,708,347	(6,909,566)

Net (Income) Loss Attributable to Non-controlling Interests	$(56,766)	$4,288	$(318,257)	$2,242,197

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$421,701	$1,084,102	$1,390,090	$(4,667,369)

Earnings (Loss) Per Share:
Basic	$0.21	$0.53	$0.68	$(2.11)
Diluted	$0.21	$0.53	$0.68	$(2.11)

Weighted Average Shares Outstanding:
Basic	2,042,789	2,042,789	2,042,789	2,207,658
Diluted	2,046,945	2,047,976	2,047,305	2,207,658

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$478,467	$1,079,814	$1,708,347	$(6,909,566)

Other comprehensive income (loss):

Foreign currency translation gain (loss)	98,577	(39,627)	233,366	(189,940)

Unrealized net gains (losses) on marketable securities	(230,804)	534,614	(1,151,087)	(446,755)

Tax effect of net unrealized (gains) losses on marketable securities	(53,679)	(192,461)	278,057	160,832

Total unrealized net gain (loss) on marketable securities, net of tax	(284,483)	342,153	(873,030)	(285,923)

Reclassification of other-than-temporary impairment losses on marketable securities included in net loss, net of losses (gains) on sale of marketable securities	-	(429,076)	771,173	929,293

Tax effect of reclassification	-	154,951	(277,622)	(334,061)

Reclassification adjustment, net of tax	-	(274,125)	493,551	595,232

Total Other Comprehensive Income (Loss)	(185,906)	28,401	(146,113)	119,369

Total Comprehensive Income (Loss)	292,561	1,108,215	1,562,234	(6,790,197)

Comprehensive Income (Loss) Attributable to Non-controlling Interests	228,608	17,365	(341,295)	2,304,878

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$521,169	$1,125,580	$1,220,939	$(4,485,319)

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017 *
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $449,077 and $328,327)**	$1,358,919	$2,763,365
Marketable securities	2,210,389	2,130,544
Restricted cash	890,369	890,369
Accounts receivable, less allowance for doubtful accounts of $958,000 and $979,000 (Delphax $884,289 and $1,728,411)**	20,000,483	18,923,787
Notes and other receivables-current	2,054,639	2,297,007
Income tax receivable	1,054,610	402,688
Inventories, net (Delphax $188,410 and $1,941,729)**	18,131,734	19,778,843
Prepayments and other (Delphax $431,416 and $932,794)**	1,306,757	1,672,475
Total Current Assets	47,007,900	48,859,078

Investments in Available-For-Sale Securities	1,966,791	2,463,123

Property and equipment, net (Delphax $0 and $8,007)**	12,675,063	5,324,488
Cash surrender value of life insurance policies	2,272,049	2,251,450
Notes and other receivables-long-term	-	66,771
Deferred income taxes	-	204,000
Other assets	899,370	371,975
Intangible assets, net	1,225,163	1,376,699
Goodwill	4,417,605	4,417,605
Total Assets	$70,463,941	$65,335,189

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable (Delphax $2,152,573 and $2,482,578)**	$12,003,439	$11,571,156
Accrued expenses and other current liabilities (Delphax $3,114,145 and $3,602,162)**	9,206,625	8,672,815
Short-term debt	1,625,000	25,000
Total Current Liabilities	22,835,064	20,268,971

Long-term debt	20,247,748	18,412,521
Deferred income taxes	81,566	8,000
Other non-current liabilities	2,131,036	3,039,402
Total Liabilities	45,295,414	41,728,894

Redeemable non-controlling interest	1,796,024	1,443,901

Commitments and Contingencies (Notes 2, 8 and 12)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,042,789 shares issued and outstanding	510,696	510,696
Additional paid-in capital	4,171,986	4,205,536
Retained earnings	19,851,437	18,461,347
Accumulated other comprehensive loss, net	(381,199)	(212,047)
Total Air T, Inc. Stockholders' Equity	24,152,920	22,965,532
Non-controlling Interests	(780,417)	(803,138)
Total Equity	23,372,503	22,162,394
Total Liabilities and Equity	$70,463,941	$65,335,189

* Derived from audited consolidated financial statements

** Amounts related to Delphax as of September 30, 2017 and March 31, 2017, respectively.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,708,347	$(6,909,566)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of marketable securities	-	(572,945)
Gain on sale of property and equipment	(1,091)	-
Change in accounts receivable and inventory reserves	1,097	2,483,947
Depreciation, amortization and impairment	928,365	2,343,273
Change in cash surrender value of life insurance	(20,599)	(12,373)
Gain on asset retirement obligation	(562,500)	-
Gain on bargain purchase, net of tax	(501,880)	-
Warranty reserve	906	(28,250)
Other-than-temporary impairment loss on investments	771,173	1,502,239
Change in operating assets and liabilities:
Accounts receivable	(236,911)	(8,362,763)
Notes receivable and other non-trade receivables	155,049	(1,560,740)
Inventories	4,899,652	(6,084,943)
Prepaid expenses and other assets	488,537	487,462
Accounts payable	129,166	3,004,536
Accrued expenses	(196,594)	797,290
Income taxes payable/ receivable	(651,923)	(397,331)
Non-current liabilities	125,278	(442,874)
Total adjustments	5,327,725	(6,843,472)
Net cash provided by (used in) operating activities	7,036,072	(13,753,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(734,600)	(2,505,520)
Proceeds from sale of marketable securities	-	5,254,087
Net cash flow from business combinations	(2,900,000)	(4,033,367)
Capital expenses	(8,259,215)	(911,040)
Proceeds from sale of property and equipment	1,861	10,745
Increase in restricted cash	-	(3,411)
Net cash used in investing activities	(11,891,954)	(2,188,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	48,450,994	40,368,017
Payments on lines of credit	(46,617,448)	(19,606,842)
Payment on line of credit - Delphax	-	(48,950)
Proceeds from term loan	2,400,000	-
Payments on term loan	(800,000)	-
Repurchase of common stock	-	(7,917,009)
Net cash provided by financing activities	3,433,546	12,795,216

Effect of foreign currency exchange rates on cash and cash equivalents	17,890	(7,387)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,404,446)	(3,153,715)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,763,365	5,345,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,358,919	$2,191,740

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$-	$321,345

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Non-controlling interest in acquired business	$-	$1,072,161
Acquired business earnout contract	-	2,900,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$382,535	$61,767
Income taxes	1,312,980	400,331

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2016	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

Repurchase of common stock	(329,738)	(82,435)	(687,635)	(7,146,940)	-	-	(7,917,010)

Net loss*	-	-	-	(4,667,369)	-	(2,249,808)	(6,917,177)

Net change from marketable securities, net of tax	-	-	-	-	309,309	-	309,309

Foreign currency translation loss	-	-	-	-	(127,259)	(62,681)	(189,940)

Balance, September 30, 2016	2,042,789	$510,696	$4,268,536	$17,007,516	$41,531	$(1,271,567)	$20,556,712

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

Net income*	-	-		1,390,090	-	(317)	1,389,773

Net change from marketable securities, net of tax	-	-	-	-	(379,480)	-	(379,480)

Foreign currency translation gain (loss)	-	-	-	-	210,328	23,038	233,366

Redeemable non-controlling interest	-	-	(33,550)	-	-	-	(33,550)

Balance, September 30, 2017	2,042,789	$510,696	$4,171,986	$19,851,437	$(381,199)	$(780,417)	$23,372,503

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that amends the guidance on the classification and measurement of financial instruments (Subtopic 825-10). ASU 2016-01 becomes effective in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (“ASC”) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements. The Company currently has investments in available for sale securities and the fair value changes of such securities are, other than in the case of possible other-than-temporary impairments, currently reflected in other comprehensive income. Provided that the Company continues to hold available for sale securities after adoption of the amended guidance, earnings are likely to become more volatile.

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

The acquisition consideration consisted of (i) $4,033,367 in cash, (ii) equity membership units in Contrail Aviation representing 21% of the total equity membership units in Contrail Aviation, and (iii) and contingent additional deferred consideration payments which are more fully described below. In addition to the net assets of the seller, beginning equity of Contrail included cash of approximately $904,000.

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment of $2,900,000, which amount is included in the “Other non-current liabilities” in the consolidated balance sheet at both September 30, 2017 and March 31, 2017, except for the portion denoted as payable below which has been reclassified to a current liability at September 30, 2017. As a result of the EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to that Earnout Period is $1,000,000, which amount was paid in October 2017.

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

The Put/Call Option specifies a fair value strike price as of the exercise date. As such, the Company assigned no value to the Put/Call Option for purposes of purchase accounting. Because the Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation, the Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. For the six month period ended September 30, 2017, the redeemable non-controlling interest balance was increased by the Seller’s proportionate share of Contrail Aviation’s net earnings. The redeemable non-controlling interest balance was also increased by a portion of the estimated change in Contrail Aviation’s fair value between March 31, 2017 and September 30, 2017.

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

The acquired D&D business is operated by GAS and included in the Company’s ground support services segment. The Company has finalized its D&D acquisition accounting. Based on actual revenue earned by D&D through September 30, 2017, the earnout payment with respect to the purchase agreement was $100,000, which amount was paid in October 2017.

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

During the six-month period ended September 30, 2017, the Company recorded $655,000 in income tax expense at an effective rate of 27.7%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 34% and the Company’s effective tax rate for the six-month period ended September 30, 2017 was the change in valuation allowance against Delphax’s pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, and state income tax expense. During the six-month period ended September 30, 2016, the Company recorded $3,000 in income tax expense which resulted in an effective tax rate of -0.1%. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the period ending September 2016 was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the six-month period ended September 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended September 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

As described in Note 9, effective on November 24, 2015, Air T, Inc. purchased equity and debt interests in Delphax Technologies, Inc. (“Delphax”) and its subsidiary Delphax Technologies Canada Limited (“Delphax Canada”). With an equity investment level by the Company of approximately 38%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has three foreign subsidiaries located in Canada, France, and the United Kingdom which file tax returns in those jurisdictions. With few exceptions, Delphax is no longer subject to examinations by income tax authorities for tax years before 2012.

Delphax maintains a September 30 fiscal year. As of September 30, 2016, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $6.3 million and $13.2 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.3 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $311,000 are available to offset future income tax with no expiration date. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited. As a result of the bankruptcy proceedings involving Delphax Canada (see Note 9), any remaining tax attributes not utilized during the fiscal year ended September 30, 2017, including net operating losses and credit carryforwards in Canada will be lost. The tax attributes in Canada that will be lost to the extent not utilized include, but are not limited to, $4.0M of net operating losses and $4.3 million of foreign credits.  The Company has recorded an outside basis difference in stock of these entities of $2.9 million which is the estimated loss that will be recognized in the United States upon their liquidation. See additional information regarding Delphax Canada in Note 9.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax acquisition on November 24, 2015, the Company established a full valuation allowance against Delphax’s net deferred tax assets of approximately $11,661,000. The corresponding valuation allowance at September 30, 2017 and September 30, 2016 was approximately $13,791,000 and $12,770,000 respectively. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established.

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

Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. Because there was a net loss attributable to Air T stockholders for the three-months ended September 30, 2017 and the six-months ended September 30, 2016, the effect of options was excluded for computing earnings per share because the effect was anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net income (loss) attributable to Air T, Inc. Stockholders	$421,701	$1,084,102	$1,390,090	$(4,667,369)
Income (Loss) Per Share:
Basic	$0.21	$0.53	$0.68	$(2.11)
Diluted	$0.21	$0.53	$0.68	$(2.11)
Weighted Average Shares Outstanding:
Basic	2,042,789	2,042,789	2,042,789	2,207,658
Diluted	2,046,945	2,047,976	2,047,305	2,207,658

5.	Marketable Securities

Investments in available-for-sale marketable securities at September 30, 2017 consisted of investments in publicly traded companies and had a fair market value of $4,177,000, an aggregate cost basis of $4,294,000, gross unrealized gains aggregating $170,000 and gross unrealized losses aggregating $287,000. Marketable securities at March 31, 2017 consisted of investments with a fair value of $4,594,000, an aggregate cost basis of $4,331,000, gross unrealized gains aggregating $279,000 and gross unrealized losses aggregating $16,000. Securities that had been in a continuous loss position for less than 12 months as of September 30, 2017 had an aggregate fair market value and unrealized loss of $1,518,000 and $286,000, respectively.

At September 30, 2017, we held approximately 1.82 million shares of common stock of Insignia Systems, Inc. (NASDAQ: ISIG) (“Insignia”), representing approximately 15% of Insignia’s outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016, March 31, 2017 and June 30, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $5,106,000 to $3,604,000 at June 30, 2016 and then to $2,463,000 at March 31, 2017 and to $1,724,000 at June 30, 2017 after the acquisition during the quarter of shares having a cost basis of $32,000, reflecting, in the aggregate, an other-than-temporary impairment of $3,414,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017. During the fourth quarter of the 2017 fiscal year, we recognized an additional investment loss of approximately $112,000 principally due to an other-than-temporary decline in fair value of other investment securities that had been in a continuous loss position for more than 12 months.

All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

6.	Inventories

Inventories consisted of the following:

	September 30, 2017	March 31, 2017
Ground support service parts	$2,661,735	$2,447,395
Ground equipment manufacturing:
Raw materials	3,587,397	1,452,201
Work in process	1,822,043	832,635
Finished goods	3,739,160	10,001,193
Printing equipment and maintenance
Raw materials	2,700,219	3,325,142
Work in process	-	324,949
Finished goods	790,344	790,345
Commercial jet engines and parts	5,263,691	3,407,339
Total inventories	20,564,589	22,581,199
Reserves	(2,432,855)	(2,802,356)

Total, net of reserves	$18,131,734	$19,778,843

7.	Stock Based Compensation

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

No options were exercised under Air T, Inc.’s stock option plan during the three-month and six-month periods ended September 30, 2017 and 2016. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the three-month periods ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was no unrecognized compensation expense related to the Air T Inc. stock options.

No options were granted or exercised during the September 2017 quarter under any of Delphax’s stock option plans. Delphax did not recognize any stock-based compensation expense during the September 2017 quarter.

8.	Financing Arrangements

As of September 30, 2017, the Company had a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, Air T and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Stratus Aero Partners, LLC, Jet Yard, LLC, AirCo, LLC and AirCo Services, LLC are permitted to make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus an incremental amount ranging from 1.50% to 2.00% based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying condensed consolidated statements of income (loss). Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2019.

On May 2, 2017, the Company and the above-listed subsidiaries entered into an amendment to the agreement governing the Company’s $25.0 million Revolving Credit Facility to establish a separate $2.4 million term loan facility under that agreement (the “Term Loan”). Each of the Company and such subsidiaries are obligors with respect to the Term Loan, which matures on May 1, 2018, with equal $200,000 installments of principal due monthly, commencing June 1, 2017. The outstanding balance is $1.6 million as of September 30, 2017. Interest on the Term Loan is payable monthly at a per annum rate equal to 25 basis points above the interest rate applicable to the Revolving Credit Facility. The proceeds of the Term Loan were used to fund the acquisition of the AirCo business. The Term Loan is secured by the existing collateral securing borrowings under the Revolving Credit Facility, including such acquired assets. The amendment also provided that the consolidated asset coverage ratio covenant will not be measured for the fiscal quarter ended June 30, 2017 and the fiscal quarters ending September 30, 2017 and December 31, 2017.

Pursuant to a Fifth Amendment and Waiver Agreement effective as of June 28, 2017 among the Company and the above-listed subsidiaries and the lender under the Revolving Credit Facility, the agreement governing the Revolving Credit Facility was amended to provide that the interest rates on the revolving loans and Term Loan made under the Revolving Credit Facility were each increased by an additional 0.25% per annum from the date of the amendment until the second business day after delivery of a compliance certificate for the quarter ending March 31, 2017 or any subsequent fiscal quarter end showing compliance with the financial covenants required under the Revolving Credit Facility, other than with respect to covenants as to which compliance had been waived. The compliance certificate for the quarter ended June 30, 2017, was so delivered on October 26, 2017 and accordingly, the additional 0.25% per annum additional interest ceased to accrue commencing on October 26, 2017.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The credit agreement governing the Revolving Credit Facility also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ended March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.50 to 1.0 for the quarter ended March 31, 2017 and 1.75 to 1.0 thereafter (though the consolidated asset coverage ratio is not to be tested under the agreement governing the Revolving Credit Facility for the quarters ended June 30, 2017 and September 30, 2017 and the quarter ending December 31, 2017), a maximum consolidated leverage ratio of 3.5 to 1.0, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Company was not in compliance with the maximum consolidated leverage ratio covenant as of the March 31, 2017, December 31, 2016 and September 30, 2016 measurement dates and was not in compliance with the minimum tangible net worth covenant at the December 31, 2016 and March 31, 2017 measurement dates. The lender has waived compliance with these covenants as of these measurement dates and agreed that the maximum consolidated leverage ratio covenant was not to be tested at the June 30, 2017 measurement date. Had the maximum consolidated leverage ratio covenant been tested at June 30, 2017 measurement date, the Company would have been in compliance. The Company was not in compliance with the consolidated capital expenditures and assets held for lease covenants at September 30, 2017. The lender has waived the non-compliance caused by the Company’s capital expenditures and additions to assets held for lease and modified the covenant for the remainder of fiscal year 2018 to allow for a defined amount of routine capital expenditures. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole. The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

As of September 30, 2017, the Company had outstanding borrowings under the Revolving Credit Facility of approximately $13.9 million compared to outstanding borrowings of approximately $17.9 million as of March 31, 2017. These balances are classified within long-term liabilities on the accompanying condensed consolidated balance sheets.

At September 30, 2017, the annual interest rate applicable to borrowings under the Revolving Credit Facility was one-month “LIBOR” rate plus 225 basis points. The one-month LIBOR rate at September 30, 2017 was approximately 1.24%. Except as indicated above, the Company was in compliance with all covenants under this credit facility at September 30, 2017.

On May 5, 2017, Contrail Aviation Support, LLC (“Contrail”), a partially owned subsidiary of the Company, entered into a Business Loan Agreement (the “Loan Agreement”) with Old National Bank. The Loan Agreement provides for revolving credit borrowings by Contrail in an amount up to $15,000,000 and replaces the revolving credit facility that Contrail had entered into with BMO Harris Bank N.A on July 18, 2016. Borrowings under the Loan Agreement will bear interest at an annual rate equal to one-month LIBOR plus 3.00%. At September 30, 2017, $4,913,000 of aggregate borrowings were outstanding under the loan agreement and $10,100,000 was available for borrowing.

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

The Loan Agreement contains Events of Default, as defined, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail’s financial condition. At September 30, 2017, Contrail was in compliance with these covenants.

On October 31, 2016, Air T and its subsidiaries, Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Jet Yard, LLC and Stratus Aero Partners, LLC, entered into a Loan Agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility located in Denver, North Carolina. Under the Construction Loan Agreement, the Company was permitted to make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. At September 30, 2017, outstanding borrowings under the Construction Loan were $1,474,000. The Construction Loan includes the same covenants as noted in the Revolving Credit Facility. See discussion above regarding those covenants.

On October 27, 2017 Airco 1, LLC, a wholly-owned subsidiary of Airco, LLC, closed a loan in the amount of $3,441,000 from Minnesota Bank & Trust in order to finance, in part, the purchase of a 737-800 airframe for the purpose of disassembling the plane and selling it for parts. The plane will be disassembled by Jet Yard, LLC, an affiliate, and the parts will be sold on consignment to Airco, LLC, which will market them to third parties. Airco 1, LLC is a special purpose entity formed for the purpose of this transaction.

The loan contains affirmative and negative covenants and is secured by a security interest in all of Airco 1, LLC’s assets, a collateral assignment of the purchase agreement for the plane, assignments of the disassembly contract and the consignment agreement, and bailee agreements with Jet Yard, LLC and Airco, LLC. Airco, LLC is a wholly-owned subsidiary of Stratus Aero Partners LLC.

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

Pursuant to a Securities Purchase Agreement dated as of October 2, 2015 (the "Securities Purchase Agreement") among the Company, Delphax Technologies, Inc. and its subsidiary, Delphax Technologies Canada Limited, on November 24, 2015 (the "Closing Date"), the Company purchased (i) at face value a $2,500,000 principal amount Five-Year Senior Subordinated Promissory Note (the "Senior Subordinated Note") issued by Delphax Canada for a combination of cash and the surrender of outstanding principal of $500,000 and accrued and unpaid interest thereunder, and cancellation of, a 90-Day Senior Subordinated Note purchased at face value by the Company from Delphax Canada on October 2, 2015 pursuant to the Securities Purchase Agreement and (ii) for $1,050,000 in cash a total of 43,000 shares of Delphax's Series B Preferred Stock (the "Series B Preferred Stock") and a Stock Purchase Warrant (the "Warrant") to acquire an additional 95,600 shares of Series B Preferred Stock at a price of $33.4728 per share (subject to adjustment for specified dilutive events).

Principal under the Senior Subordinated Note is due on October 24, 2020 and bears interest at an annual rate of 8.5%. Interest is to be paid in kind until, in the absence of specified events, November 24, 2017. Thereafter, interest is to be paid in cash. Interest in kind is to be paid monthly, while interest payable in cash is to be paid quarterly. The Senior Subordinated Note is guaranteed by Delphax and is secured by security interests granted by Delphax and Delphax Canada in their respective inventories, equipment, accounts receivable, cash, deposit accounts, contract rights and other specified property, as well as a pledge by Delphax of the outstanding capital stock of its subsidiaries, including Delphax Canada. Pursuant to the terms of a subordination agreement (the "Subordination Agreement") entered into on October 2, 2015 by Delphax, Delphax Canada, the Company and the senior lender (the "Senior Lender") that then provided a revolving credit facility under an agreement with Delphax and Delphax Canada (the "Delphax Senior Credit Agreement"), the Company's rights with respect to payment under and enforcement of the Senior Subordinated Note, and enforcement of its security interests were subordinated to the rights of the Senior Lender under the Delphax Senior Credit Agreement.

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

The following table sets forth the carrying values of Delphax’s assets and liabilities as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$449,077	$328,327
Accounts receivable, net	884,289	2,036,221
Inventories	188,410	1,941,729
Other current assets	431,416	1,145,274
Total current assets	1,953,192	5,451,551
Property and equipment	-	8,007
Total assets	$1,953,192	$5,459,558

LIABILITIES
Current liabilities:
Accounts payable	$2,152,573	$2,482,578
Income tax payable	11,312	11,312
Accrued expenses	3,114,145	3,627,162
Short-term debt	3,033,436	4,714,257
Total current liabilities	8,311,466	10,835,309

Net Assets	$(6,358,274)	$(5,375,751)

The short-term debt is comprised of amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of September 30, 2017, the outstanding principal amount of the Senior Subordinated Note was approximately $2,375,000 ($2,500,000 as of March 31, 2017) and the outstanding borrowings under the Delphax Senior Credit Agreement were $0 ($1,541,000 as of March 31, 2017). Short-term debt as reflected in the above table includes approximately $658,000 and $388,000 of accrued interest, due to the Company from Delphax Canada and Delphax Technologies, Inc. under the Senior Subordinated Note as of September 30, 2017 and March 31, 2017, respectively. Short term debt as of March 31, 2017 also includes approximately $112,000 of accrued interest, due to the Company from Delphax Canada and Delphax Technologies, Inc. under the Delphax Senior Credit Agreement. As a result of the foreclosure completed by the Company on August 10, 2017, the amount secured by the Delphax Senior Credit Agreement was satisfied.

The assets of Delphax can only be used to satisfy the obligations of Delphax.

On January 6, 2017, the Company acquired all rights, and assumed all obligations, of the Senior Lender under the Delphax Senior Credit Agreement with Delphax and Delphax Canada providing for a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory, including obligations, if any, to fund future borrowings under the Delphax Senior Credit Agreement. In connection with this transaction, the Company paid to the Senior Lender an amount equal to the approximately $1.26 million outstanding borrowing balance, plus accrued and unpaid interest and fees. Also in connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Delphax Senior Credit Agreement to reduce the maximum amount of borrowings permitted to be outstanding under the Delphax Senior Credit Agreement from $7.0 million to $2.5 million, to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000, to provide that the interest rate on all borrowings outstanding until all loans under the Delphax Senior Credit Agreement are repaid in full will be a default rate equal to 2.5% per month to be paid monthly, and to provide for the payment to the Company from Delphax Canada and Delphax of fees equal to $25,000 upon execution of the amendment and of $50,000 upon repayment in full of all loans under the Delphax Senior Credit Agreement. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Delphax Senior Credit Agreement) existing under the Delphax Senior Credit Agreement and that the Company was reserving all rights to exercise remedies under the Delphax Senior Credit Agreement and that no delay in exercising any such remedy is to be construed as a waiver of any of its remedies. Also, on January 6, 2017, the Company and Delphax Canada entered into a Forbearance and Amendment Agreement dated as of January 6, 2017, which amended the Senior Subordinated Note to increase the default rate of interest from an annual rate of 10.5% to an annual rate of 18%, to be in effect until all amounts under the Senior Subordinated Note are paid in full, and which provides that so long as no Event of Default (as defined in the Senior Subordinated Note) occurs under the Senior Subordinated Note, other than Events of Default that existed as of January 6, 2017, the Company agreed to forbear from exercising its remedies under the Senior Subordinated Note until May 31, 2017 and further provided for the payment by Delphax Canada to the Company of a forbearance fee equal to approximately $141,000. Notwithstanding the existence of events of default, during the first six calendar months of 2017, the Company permitted additional borrowings under the Delphax Senior Credit Agreement to, among other things, fund a final production run by Delphax Canada of consumable products for its legacy printing systems, which production run was primarily completed over that period. Delphax Canada was Delphax's sole manufacturing subsidiary.

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

With its being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as one single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of September 30, 2017, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

The intercompany balances under the Delphax Senior Subordinated Note as of September 30, 2017 are eliminated in the presentation of the condensed consolidated financial statements. The effect of interest expense arising under the Senior Subordinated Note and, from January 6, 2017 to August 10, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or loss to non-controlling interests because Delphax is a variable interest entity.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through September 30, 2017. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.

As a result of the application of the above-described attribution methodology, for the six months ended September 30, 2017, the attribution of Delphax net income to non-controlling interests was 0% and for the six months ended September 30, 2016, the attribution of Delphax net loss to non-controlling interests was 33%.

The following table sets forth the revenue and expenses of Delphax, prior to intercompany eliminations, that are included in the Company’s condensed consolidated statements of income (loss) for the six months ended September 30, 2017 and 2016.

	Six Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)

Operating Revenues	$4,434,303	$4,958,826

Operating Expenses:
Cost of sales	2,583,807	7,723,898
General and administrative	1,001,896	1,704,852
Research and development	195,653	750,882
Depreciation, amortization and impairment	8,007	1,726,404
	3,789,363	11,906,036
Operating Income (Loss)	644,940	(6,947,210)

Non-operating Income (Expenses), net	(188,000)	(45,147)

Income (Loss) Before Income Taxes	456,940	(6,992,357)

Income Taxes	-	-

Net Income (Loss)	$456,940	$(6,992,357)

Non-operating income (expense), net, includes interest expense of approximately $440,000 associated with the Senior Subordinated Note and the Delphax Senior Credit Agreement for the six months ended September 30, 2017 and approximately $116,000 associated with the Senior Subordinated Note for the six months ended September 30, 2016. This interest expense was eliminated for purposes of net income (loss) presented in the Company’s accompanying consolidated statements of income (loss) and comprehensive income (loss) for the six months ended September 30, 2017 and 2016, though the effect of intercompany interest under the Senior Subordinated note and the Delphax Senior Credit Agreement is reflected in the attribution of Delphax net income or losses attributed to non-controlling interests.

10.	Geographical information

Total property and equipment, net of accumulated depreciation, located in the United States, (the Company's country of domicile), and that held outside the United States are summarized in the following table as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
United States, the Company’s country of domicile	$5,772,340	$5,323,471
Foreign	6,902,723	1,017
Total property and equipment, net	$12,675,063	$5,324,488

Total revenue, in and outside the United States is summarized in the following table for the six-month periods ended September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
United States, the Company’s country of domicile	$85,319,178	$64,393,507
Foreign	11,239,685	4,622,736
Total revenue	$96,558,863	$69,016,243

11.	Segment Information

The Company has six business segments. The overnight air cargo segment, composed of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, composed of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, composed of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is composed of Delphax and its subsidiaries, which was consolidated for financial accounting purposes beginning November 24, 2015. Delphax sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in the United Kingdom and France. In July 2016, the Company’s majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine component. In October 2016, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. In May 2017, our newly formed subsidiaries AirCo, LLC and AirCo Services, LLC (collectively “AirCo”), acquired the inventory and principal assets of a business based in Wichita, Kansas that distributes and sells airplane and aviation parts. Contrail Aviation, Jet Yard and AirCo comprise the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings. The Company’s leasing segment, comprised of the Company’s Air T Global Leasing, LLC (“ATGL”) subsidiary, provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by the Company or any of its subsidiaries. ATGL commenced operations during the quarter ended December 31, 2015.

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

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income. For the quarters ended September 30, 2017 and 2016, the premiums paid to SAIC by the Company were allocated among the operating segments based on segment revenue and certain identified corporate expense were allocated to the segments based on the relative benefit of those expenses to each segment.

Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Overnight Air Cargo	$18,081,073	$17,151,214	$34,823,248	$33,788,379
Ground Equipment Sales:
Domestic	15,046,892	10,305,102	20,323,258	15,691,171
International	469,217	783,775	1,142,507	2,068,394
Total Ground Equipment Sales	15,516,109	11,088,877	21,465,765	17,759,565
Ground Support Services	8,801,326	7,038,151	17,914,399	13,838,193
Printing Equipment and Maintenance:
Domestic	280,328	1,016,697	1,724,310	3,249,403
International	1,022,594	732,041	2,709,993	1,709,423
Total Printing Equipment and Maintenance	1,302,922	1,748,738	4,434,303	4,958,826
Commercial Jet Engines and Parts:
Domestic	2,275,190	450,188	10,466,075	450,188
International	2,851,729	844,919	7,387,185	844,919
Total Commercial Jet Engines and Parts	5,126,919	1,295,107	17,853,260	1,295,107
Leasing	34,816	221,745	70,563	463,515
Corporate	290,533	281,926	581,065	563,852
Intercompany	(292,208)	(302,768)	(583,740)	(3,651,194)
Total	$48,861,490	$38,522,990	$96,558,863	$69,016,243

Operating Income (Loss):
Overnight Air Cargo	$896,506	$440,804	$1,713,172	$1,419,981
Ground Equipment Sales	1,165,430	1,243,037	1,331,224	1,585,357
Ground Support Services	276,113	(240,717)	632,937	(350,769)
Printing Equipment and Maintenance	(482,222)	(11,851)	441,814	(6,947,210)
Commercial Jet Engines and Parts	(48,760)	42,806	762,180	42,806
Leasing	4,671	72,157	11,569	179,415
Corporate	(1,385,863)	(531,696)	(2,255,779)	(1,463,533)
Intercompany	49,783	7,199	51,109	(517,790)
Total	$475,658	$1,021,739	$2,688,226	$(6,051,743)

Capital Expenditures:
Overnight Air Cargo	$20,346	$36,040	$20,346	$36,040
Ground Equipment Sales	2,258	-	2,258	19,596
Ground Support Services	117,919	110,728	143,284	212,139
Printing Equipment and Maintenance	8,491	-	8,491	9,927
Commercial Jet Engines and Parts	7,078,004	-	7,082,981	-
Corporate	542,202	244,703	1,001,855	633,338
Leasing	-	-	-	3,066,500
Intercompany	-	-	-	(3,066,500)
Total	$7,769,220	$391,471	$8,259,215	$911,040

Depreciation, amortization and impairment:
Overnight Air Cargo	$30,128	$30,100	$61,144	$59,309
Ground Equipment Sales	117,499	47,326	250,379	94,920
Ground Support Services	113,625	87,273	225,256	170,709
Printing Equipment and Maintenance	3,316	45,803	8,007	1,726,404
Commercial Jet Engines and Parts	151,338	28,406	197,114	28,406
Leasing	14,810	85,921	29,622	218,290
Corporate	100,146	36,042	159,493	66,785
Intercompany	(1,324)	(7,199)	(2,650)	(21,550)
Total	$529,538	$353,672	$928,365	$2,343,273

The elimination of intercompany revenues is related to the sale during the six months ended September 30, 2016 of ten commercial deicing units by GGS to ATGL and two élan printers by Delphax to ATGL and premiums paid to SAIC, and the elimination of intercompany operating income for such period reflects the margins on the sales of those assets, elimination of excess depreciation and amortization related to the margin on those assets, and the premiums paid to SAIC. The sales of the deicing units and élan printers did not reoccur during the six months ended September 30, 2017.

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment of $2,900,000, which amount is included in the “Other non-current liabilities” in the consolidated balance sheet at both September 30, 2017 and March 31, 2017, except for the portion denoted as payable below which has been reclassified to a current liability at September 30, 2017. As a result of EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to the Earnout Period is $1,000,000, which amount was paid in October 2017.

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

On October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017. Based on actual revenue earned by D&D through September 2017, the earnout payment with respect to the purchase agreement was $100,000, which amount was paid in October 2017.

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

The Company currently expects that none of Delphax Canada’s unsecured creditors will receive payment in connection with the ongoing bankruptcy proceedings. This is because the Company’s priority claims under the Delphax Senior Credit Agreement permitted it to foreclose upon all of Delphax Canada’s personal property and rights of undertakings. Unsecured creditors of Delphax Canada may attempt to advance claims against the Company, whether as direct claims or alleging successor liability in light of the foreclosure. The Company does not believe that any such claims will be successfully advanced and therefore expects no significant adverse effect on the Company’s financial position or results of operations as a result of such possible claims.

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

See Note 14 for a discussion of the pending transactions between a newly formed subsidiary of the Company and Gary S. Kohler, a director of the Company, and Blue Clay Capital Management, LLC, a company owned solely by Mr. Kohler.

14.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements.

On October 27, 2017 Airco 1, LLC, a wholly-owned subsidiary of Airco, LLC, closed a loan in the amount of $3,441,000 from Minnesota Bank & Trust in order to finance, in part, the purchase of a 737-800 airframe for the purpose of disassembling the plane and selling it for parts. The plane will be disassembled by Jet Yard, LLC, an affiliate, and the parts will be sold on consignment to Airco, LLC, which will market them to third parties. Airco 1, LLC is a special purpose entity formed for the purpose of this transaction. The loan contains affirmative and negative covenants and is secured by a security interest in all of Airco 1, LLC’s assets, a collateral assignment of the purchase agreement for the plane, assignments of the disassembly contract and the consignment agreement, and bailee agreements with Jet Yard, LLC and Airco, LLC. Airco, LLC is a wholly-owned subsidiary of Stratus Aero Partners LLC.

On November 3, 2017, a newly-formed, wholly-owned subsidiary of the Company entered into an agreement with Blue Clay Capital Management, LLC (“Blue Clay Capital”), an investment management firm based in Minneapolis, Minnesota, pursuant to which such subsidiary is to acquire the assets of, and assume certain liabilities of, Blue Clay Capital in return for payment to Blue Clay Capital of $1.00, subject to adjustment for Blue Clay Capital’s net working capital as of the closing date. Gary S. Kohler, a director of the Company, is the sole owner of Blue Clay Capital. In connection with such acquisition transaction, a subsidiary of the Company is to replace Blue Clay Capital as the managing general partner of certain investment funds currently managed by Blue Clay Capital, Mr. Kohler is to enter into an employment agreement with such subsidiary to serve as its Chief Investment Officer in return for an annual salary of $50,000 plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses and David Woodis, President of Blue Clay Capital, is to enter into an employment agreement with such subsidiary to serve as its Chief Operating Officer and Chief Financial Officer in return for an annual salary of $125,000 plus revenue sharing and eligibility to participate in discretionary annual bonuses. Completion of these transactions is subject to certain conditions, including the consent of limited partners of these investment funds to the extent required by the agreements governing these funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a decentralized holding company with ownership interests in a broad set of operating and financial assets that are designed to expand, strengthen and diversify our cash earnings. Our goal is to build on Air T’s core businesses, to expand into adjacent industries, and when appropriate, to acquire companies that we believe fit into the Air T family.

We currently operate wholly-owned subsidiaries in three legacy industry segments:

•	overnight air cargo, comprised of our Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, which operates in the air express delivery services industry;

•

ground equipment sales, comprised of our Global Ground Support, LLC (“GGS”) subsidiary, which manufactures and provides mobile deicers and other specialized equipment products for passenger and cargo airlines, airports, the military and industrial customers; and

•

ground support services, comprised of our Global Aviation Services, LLC (“GAS”) subsidiary, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

In the past two years, we have organized or acquired businesses operating in three other segments. In October 2015, we formed a wholly-owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment. In November 2015 we acquired debt and equity interests in Delphax Technologies, Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment. In July 2016, our majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components. In October 2016, we acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. In May 2017, our newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”), acquired the inventory and principal assets of a business based in Wichita, Kansas that distributes and sells airplane and aviation parts. Contrail Aviation, Jet Yard and AirCo comprise the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Following is a table detailing revenues by segment and by major customer category (numbers were derived from unaudited financial statements for the three and six-months ended September 30, 2017 and 2016):

(Dollars in thousands)
	Three Months Ended September 30,				Six Months Ended September 30,
	2017		2016		2017		2016

Overnight Air Cargo:
FedEx	$18,081	37%	$17,151	45%	$34,823	36%	$33,788	49%

Ground Equipment Sales:
Military	715	1%	2,236	6%	1,060	1%	3,121	5%
Commercial - Domestic	14,331	29%	8,070	21%	19,263	20%	10,154	15%
Commercial - International	469	1%	783	2%	1,142	1%	2,068	3%
	15,515	32%	11,089	29%	21,465	22%	15,343	22%

Ground Support Services	8,801	18%	7,038	18%	17,914	19%	13,838	20%

Printing Equipment and Maintenance:
Domestic	280	2%	996	3%	1,724	2%	2,579	4%
International	1,023	2%	732	2%	2,710	3%	1,709	2%
	1,303	3%	1,728	4%	4,434	5%	4,288	6%

Commercial Jet Engines and Parts:
Domestic	2,274	5%	450	1%	10,465	11%	450	1%
International	2,852	6%	845	2%	7,387	8%	845	1%
	5,126	10%	1,295	3%	17,852	18%	1,295	2%

Leasing	35	0%	222	1%	71	0%	464	1%

	$48,861	100%	$38,523	100%	$96,559	100%	$69,016	100%

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

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the current dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft under the dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA. Under the dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated. The amount of the monthly administrative fee under the current dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are borne by MAC and CSA and not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked. Since MAC and CSA entered into the current dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. MAC and CSA have entered into such an amendment effective as of June 1, 2017 which positively affected MAC and CSA’s profitability for the three months ended September 30, 2017 compared to results for the quarter ended September 30, 2016.

On June 1, 2016, the current dry-lease agreements were amended to extend the expiration date to May 31, 2020. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs less than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis. FedEx has been a customer of the Company since 1980. Loss of the FedEx contracts would have a material adverse effect on the Company.

Pass-through costs under the dry-lease agreements with FedEx totaled $5,915,000 and $5,719,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and $10,786,000 and $10,811,000 for the six-month periods ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, MAC and CSA had an aggregate of 80 aircraft under its dry-lease agreements with FedEx.  Included within the 80 aircraft is one Cessna Caravan aircraft that is considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

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

In July 2009, GGS was awarded a contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to continue supplying deicing trucks to the USAF. The initial contract award was for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first two of which were exercised, extending the contract term to July 13, 2018.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options exercisable by the USAF. All option periods under the contract have been exercised and the contract expired in September 2015, though it continues to govern orders placed under the contract prior to its expiration. Sale of flight-line tow tractors under this contract have been at very low margins. This contract was completed in March 2017, and GGS had no revenues for sales of flight-line tow tractors in the six months ended September 30, 2017, compared to sales of approximately $2,370,000 for the six months ended September 30, 2016. Because the USAF is not obligated to purchase a set or minimum number of units under these contracts, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding.

GGS contributed approximately $21,466,000 and $15,343,000 to the Company’s revenues, net of intercompany eliminations, for the six-month periods ended September 30, 2017 and 2016, respectively, representing a $6,123,000 (40%) increase.

At September 30, 2017, GGS’s order backlog was $20.4 million as compared to $16.4 million at June 30, 2017 and $9.8 million at September 30, 2016.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At September 30, 2017, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 114 customers at 84 North American airports. During the quarter ended March 31, 2017, GAS entered into new agreements with its principal customer which replaced certain fixed price agreements covering certain locations that had been unprofitable. In addition, in December 2016, GAS was awarded a five-year contract to provide a major airline customer with ground support equipment services at 28 locations. In the contract award, which was part of a periodic request-for-bid process, GAS retained 21 of its 22 incumbent locations with the customer covered by the RFP process and added seven new locations.

On October 31, 2016, GAS acquired effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 may also be payable based on specified performance for the twelve-month period ending September 30, 2017. Based on actual revenue earned by D&D through September 30, 2017, the earnout payment with respect to the purchase agreement is $100,000, which amount was paid in October 2017.

GAS contributed approximately $17,914,000 and $13,838,000 to the Company’s revenues for the six-month periods ended September 30, 2017 and 2016, respectively, representing a $4,076,000 (29%) increase.

As described in Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited), we determined that for accounting purposes we had obtained control over Delphax in conjunction with the acquisition of the equity and debt interests on November 24, 2015, and we have consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. Delphax’s business has included the design, manufacture and sale of advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment, spare parts, supplies and consumable items have been manufactured, and maintenance and services have been provided by Delphax Canada and such products and services have been sold through Delphax, Delphax Canada and Delphax subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Delphax’s legacy consumables production business had been expected to generate cash flow while Delphax rolled-out its next generation élan commercial inkjet printer.

As described in Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited), adverse business developments at Delphax during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of Delphax legacy and élan product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, were reflected in the operating results of Delphax for the quarter ended June 30, 2016.

Intangible assets of Delphax had a net book value of approximately $1.4 million as of March 31, 2016. During the quarter ended June 30, 2016, the Company recognized an impairment charge which resulted in the remaining net book value of Delphax intangible assets being fully written off.

The operating income, net of intercompany eliminations, attributable to the printing equipment and maintenance segment in our consolidated financial statements for the six-months ended September 30, 2017 was approximately $492,000 compared to an operating loss, net of intercompany eliminations, of approximately $7,019,000 for the six-months ended September 30, 2016.

On January 6, 2017, the Company acquired all rights, and assumed all obligations, of a third-party lender under a senior credit agreement (the “Delphax Senior Credit Agreement”) with Delphax and Delphax Canada providing for a $7.0 million revolving senior secured credit facility, subject to a borrowing base of North American accounts receivable and inventory, including obligations, if any, to fund future borrowings under the Delphax Senior Credit Agreement. In connection with this transaction, the Company, Delphax and Delphax Canada entered into an amendment to the Delphax Senior Credit Agreement to, among other things, reduce the maximum amount of borrowings permitted to be outstanding under the Delphax Senior Credit Agreement from $7.0 million to $2.5 million and to revise the borrowing base to include in the borrowing base 100% of purchase orders from customers for products up to $500,000. On January 6, 2017, the Company notified Delphax and Delphax Canada of certain “Events of Default” (as defined under the Delphax Senior Credit Agreement) existing under the Delphax Senior Credit Agreement.

Notwithstanding the existence of events of default under the Delphax Senior Credit Agreement, during the first six calendar months of 2017, the Company permitted additional borrowings under the Delphax Senior Credit Agreement to, among other things, fund a final production run by Delphax Canada of consumable products for Delphax’s legacy printing systems, which production run was primarily completed over the first six months of calendar 2017.

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

With its being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as one single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of September 30, 2017, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

Air T has contributed certain of the assets acquired in foreclosure to a newly formed subsidiary, Delphax Solutions, Inc. (“Delphax Solutions”), which has contracted with Delphax to supply legacy parts and consumables, as well as to serve as a fulfilment provider to Delphax for logistics and sales order processing. In addition, Delphax Solutions intends to pursue market success for the elan printer system, as Delphax is no longer actively selling its product lines. Delphax Solutions has entered into an agreement with Delphax for a license for intellectual property and rights to the elan printing system and technologies in return for royalties based on sales. Delphax Solutions intends pursue sales of the elan printing system and related product lines both directly and through qualified resellers and agents.

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

On November 3, 2017, a newly-formed, wholly-owned subsidiary of the Company entered into an agreement with Blue Clay Capital Management, LLC (“Blue Clay Capital”), an investment management firm based in Minneapolis, Minnesota, pursuant to which such subsidiary is to acquire the assets of, and assume certain liabilities of, Blue Clay Capital in return for payment to Blue Clay Capital of $1.00, subject to adjustment for Blue Clay Capital’s net working capital as of the closing date. Gary S. Kohler, a director of the Company, is the sole owner of Blue Clay Capital. In connection with such acquisition transaction, a subsidiary of the Company is to replace Blue Clay Capital as the managing general partner of certain investment funds currently managed by Blue Clay Capital, Mr. Kohler is to enter into an employment agreement with such subsidiary to serve as its Chief Investment Officer in return for an annual salary of $50,000 plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses and David Woodis, President of Blue Clay Capital, is to enter into an employment agreement with such subsidiary to serve as its Chief Operating Officer and Chief Financial Officer in return for an annual salary of $125,000 plus revenue sharing and eligibility to participate in discretionary annual bonuses. Completion of these transactions is subject to certain conditions, including the consent of limited partners of these investment funds to the extent required by the agreements governing these funds.

At September 30, 2017, we held approximately 1.82 million shares of common stock of Insignia Systems, Inc. (NASDAQ: ISIG) (“Insignia”), representing approximately 15% of Insignia’s outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016, March 31, 2017 and June 30, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $5,106,000 to $3,604,000 at June 30, 2016 and then to $2,463,000 at March 31, 2017 and to $1,724,000 at June 30, 2017 after the acquisition during the quarter of shares having a cost basis of $32,000, reflecting, in the aggregate, an other-than-temporary impairment of $3,414,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017. During the fourth quarter of the 2017 fiscal year, we recognized an additional investment loss of approximately $112,000 principally due to an other-than-temporary decline in fair value of other investment securities that had been in a continuous loss position for more than 12 months.

Second Quarter Operating Highlights

For the second quarter of fiscal 2017, the Company’s revenues, net of intercompany eliminations, increased by $10,339,000 (27%) from the prior year comparable quarter. Operating income, net of intercompany eliminations, decreased by $546,000 (53%) compared to the prior year quarter principally due to higher corporate level expenses in the current quarter compared to the prior year comparable quarter.

Revenues from the air cargo segment increased by $930,000 (5%) compared to the second quarter of the prior fiscal year, while operating income increased by $456,000 (103%), due principally to the impact from the June 1, 2017 amendment to the agreements with FedEx that increased the administrative fees payable under these agreements and due to an increase in billable maintenance hours.

Revenues for GGS, net of intercompany eliminations, increased by $4,427,000 (40%) compared to the second quarter of the prior fiscal year. The segment’s operating income decreased by $78,000 (6%) to $1,165,000 from $1,243,000 in the prior year’s comparable quarter. The increase in GGS revenues is due to increased sales of deicing truck units offset by no sales of catering trucks or flight line tow tractors during the quarter compared to the prior year comparable quarter. The decline in operating income is due to lower sales prices offered to a significant customer based on the increased volume of trucks sold.

Revenues from our GAS subsidiary increased by $1,763,000 (25%) compared to the second quarter of the prior fiscal year as a result of the company’s growth in new markets and services offered to new and existing customers. Operating income improved by $517,000 (215%) to $276,000 from an operating loss of $241,000 in the prior year’s comparable quarter as a result of new business and improved rates and charges.

The printing equipment and maintenance segment contributed revenues of $1,303,000 in the current year quarter and an operating loss, net of intercompany eliminations, of $432,000. In the prior year comparable quarter, this segment contributed revenues, net of intercompany eliminations, of $1,728,000 and an operating loss of $27,000.

The commercial jet engines and parts segment contributed $5,125,000 of revenues, net of intercompany eliminations, in the quarter ended September 30, 2017, while operating loss, net of intercompany eliminations, was $50,000. The segment was formed through the acquisitions of the businesses of Contrail Aviation, AirCo and Jet Yard. In the prior year comparable quarter, the commercial jet engines and parts segment consisted only of Contrail Aviation which contributed revenue of $1,295,000 and operating income of $43,000. The increase in revenue is directly attributable to new customers compared to the prior year comparable quarter along with the acquisition of AirCo. The operating loss in the quarter ended September 30, 2017 is primarily driven by the acquisition of AirCo.

Revenues from the leasing segment were approximately $35,000 for the quarter ended September 30, 2017 compared to revenues of $222,000 for the prior year comparable quarter. The reduction in revenues from the leasing segment is primarily attributable to the expiration of customer agreements.

The consolidated operating income intercompany eliminations of $290,000 consisted primarily of the eliminations of premiums paid to SAIC.

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

Inventories. The Company’s inventories are valued at the lower of cost or net realizable value. Provisions for excess and obsolete inventories are based on assessment of the marketability of slow-moving and obsolete inventories. Historical parts usage, current period sales, estimated future demand and anticipated transactions between willing buyers and sellers provide the basis for estimates. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment, changes in the financial strength of the aviation industry, and market developments impacting both legacy and next-generation products and services of our printing equipment and maintenance segment.

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

Revenue Recognition. The Company recognizes revenue when it is earned. This occurs when services have been rendered or products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. Revenues from our Overnight Air Cargo segment are generally recognized as flight operation and maintenance services are provided or, in the case of certain pass-through costs for things like maintenance parts and fuel, as the Company incurs the related expenditure. Within the Company’s Ground Equipment Sales segment, revenues are generally recognized at the time the related equipment has been shipped to the customer and risk and loss has transferred. In the case of certain contracts with the U.S. Government or related prime contractors, the Company applies contract accounting and uses either the percentage-of-completion or completed contract method, as appropriate. Revenues of our Ground Support Services segment are generally recognized as the contracted services are completed. Substantially all Printing Equipment and Maintenance segment revenues are recognized upon product shipment, which is generally when transfer to the customer or risk of loss occurs. Service revenue is recognized upon completion of services. Similarly, Commercial Jet Engines and Parts segment revenues are recognized upon shipment of parts and transfer of risk of loss or, as applicable, upon completion of services. Leasing revenues are recognized consistent with contract terms and are generally recognized on a straight-line basis due to the operating lease classification of the underlying leases.

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

Changes in estimate of the fair value of earn-out obligations subsequent to the acquisition date are not accounted for as part of the acquisition but are rather recognized directly in earnings.

Attribution of Net Income or Loss of Partially-Owned Consolidated Entities. In the case of Delphax, we have determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and it subsidiary, Delphax Canada Technologies Limited (“Delphax Canada”). Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. The effect of interest expense arising under the Senior Subordinated Note and, from January 6, 2017 to August 10, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or losses attributed to non-controlling interests because Delphax is a variable interest entity. As a result of the application of the above-described attribution methodology, for the quarter ended September 30, 2017, the attribution of Delphax net income to non-controlling interests was 23% and for the quarter ended September 30, 2016, the attribution of Delphax net loss to non-controlling interests was 33%.

The above-described attribution methodology applies only to our investments in Delphax. We establish the appropriate attribution methodology on an entity-specific basis. In the case of Contrail Aviation, we concluded that an attribution methodology based solely on equity ownership percentages was appropriate.

Accounting for Redeemable Non-Controlling Interest. As described in Note 2 to the consolidated financial statements, the Company is party to a put/call option agreement concerning the non-controlling ownership interest held in the Company’s consolidated subsidiary, Contrail Aviation. The put/call option permits Contrail Aviation, at any time after the fifth anniversary of the Company’s acquisition of Contrail Aviation, to purchase the non-controlling interest from the holder of such interest. The agreement also permits the holder of the non-controlling interest to sell such interest to Contrail Aviation. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the Contrail Aviation non-controlling interest between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the Contrail Aviation equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the Contrail Aviation equity instrument will become redeemable. The Company has elected to apply the first of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or comprehensive income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

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

Going Concern. The Company applies ASC 205-40 Presentation of Financial Statements – Going Concern, which became effective for the Company’s fiscal year ended March 31, 2017. In connection with preparing its consolidated financial statements, Company management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued.

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to continue supplying deicing trucks to the USAF. The initial contract award is for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first two of which were exercised, extending the contract term to July 13, 2018. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, orders under the contract have not been sufficient to offset the seasonal trend for commercial sales. As a result, GGS revenues and operating income have resumed their seasonal nature. Our other reporting segments are not as susceptible to seasonal trends.

Results of Operations

Second Quarter 2017 Compared to Second Quarter 2016

Consolidated revenues, net of intercompany eliminations, increased by $10,339,000 (27%) to $48,861,000 for the three-month period ended September 30, 2017 compared to the equivalent prior year period. Revenues in the overnight air cargo segment increased by $930,000 (5%). Administrative fee revenues increased reflecting the higher administrative fee amount paid under an amendment to the new dry-lease agreements which became effective on June 1, 2017. In addition, the segment’s maintenance revenues increased as a result of the higher billable hours compared to the prior year quarter. Revenues in the ground equipment sales segment, net of intercompany eliminations, increased $4,427,000 (40%) primarily due to increased sales of deicing truck units offset to some degree by no sales of catering trucks and flight line tow tractors. Revenues in the ground support services segment increased $1,763,000 (25%) primarily as a result of the company’s growth in new markets and services offered to new and existing customers. Revenues in the printing equipment and maintenance segment decreased by $425,000 (25%) as a result of lost customers. Revenues in the commercial jet engines and parts segment increased $3,830,000 (296%) due to the acquisition of AirCo and Jet Yard and significant growth in revenue from Contrail Aviation which is primarily due to new customers.

Operating expenses, net of intercompany eliminations, increased by $10,885,000 (29%) to $48,386,000 in the current year quarter compared to the equivalent prior period. Overnight air cargo operating expenses increased by $474,000 (3%) to $17,185,000 due to increases in operating costs not passed through to the customer. Pass-through costs for the overnight air cargo segment totaled $5,915,000 and $5,719,000 for the three-month periods ended September 30, 2017 and 2016, respectively. Ground equipment sales segment operating expenses increased $4,505,000 (46%) driven principally by increased sales volume compared to the prior year comparable quarter and an increase in cost of sales as the truck sales mentioned above were sold out of finished goods with option modifications. Ground support services segment operating costs increased by $1,246,000 (17%) due to increases in labor and related expenses associated with increased headcount for new business. Operating expenses of the commercial jet engines and parts segment increased $3,923,000 due to the increased sales activity of Contrail Aviation and the acquisition of AirCo.

General and administrative expenses increased $2,133,000 (41%) to $7,276,000 for the three-month period ended September 30, 2017 compared to the equivalent prior year period. General and administrative expenses increased due to professional fees at the corporate level incurred in connection with the restatements of financial information reflected in the amended Form 10-K and Form 10-Q reports filed in October 2017 along with the additional operating expenses from the Contrail Aviation and AirCo acquisitions.

Consolidated operating income, net of intercompany eliminations, for the quarter ended September 30, 2017 was $476,000 compared to operating income of $1,022,000 principally due to operating losses at the corporate level which are outlined in the previous paragraph. Operating income for the air cargo segment increased by $456,000 resulting from the higher administrative fee amount paid under the new dry-lease agreements, as well as maintenance revenue increase as a result of the higher maintenance billable hours during the three months ended September 30, 2017. Operating income, net of intercompany eliminations, for the ground equipment segment decreased by $78,000 (6%). Operating results for the ground support services segment improved by $517,000 (215%) as a result of new business and improved rates and charges.

Net non-operating income was $284,000 for the quarter ended September 30, 2017 compared to the prior period quarter of non-operating income of $433,000. This change is principally due to the gain on sale of marketable securities during the quarter ended September 30, 2016 that did not recur,an increase in interest expense for the quarter ended September 30, 2017 and the gain recognized on the asset retirement obligation.

During the three-month period ended September 30, 2017, the Company recorded $281,000 in income tax expense at an effective rate of 37.0%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 34% and the Company’s effective tax rate for the three-month period ended September 30, 2017 was the change in valuation allowance against Delphax’s pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, and state income tax expense. During the three-month period ended September 30, 2016, the Company recorded $375,000 in income tax expense which resulted in an effective tax rate of 25.8%. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the September 2016 quarter was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the three-month period ended September 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended September 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

First Six Months of Fiscal 2017 Compared to First Six Months of Fiscal 2016

Consolidated revenue increased $27,543,000 (40%) to $96,559,000 for the six-month period ended September 30, 2017 compared to its equivalent prior period. Revenues in the overnight air cargo segment were $1,035,000 (3%) higher due to the increase in administrative fees payable under an amendment to the dry lease agreements effective June 1, 2017 along with an increase in billable maintenance hours. Revenues in the ground equipment sales segment, net of intercompany eliminations, increased $6,123,000 (40%) due to the higher volume in commercial domestic deicer sales in the current year offset by lower sales of catering trucks and flight line tow tractors. The ground support services segment’s revenues were up $4,076,000 (29%), resulting from growth in new and existing markets with services to new and existing customers. Revenues in the printing equipment and maintenance segment increased by $146,000 (3%). Revenues in the commercial jet engines and parts segment increased $16,555,000 due to significant growth in Contrail Aviation from new customers and the sale of airframes. The increase in this segment is also attributable to the acquisition of AirCo and Jet Yard.

Operating expenses increased $18,803,000 for the six-month period ended September 30, 2017 compared to its equivalent prior period. Overnight air cargo segment operating expenses increased $742,000 (2%) primarily due increases in operating costs not passed through to the customers. Of the segment’s $33,110,000 of operating costs for the six months ended September 30, 2017, $10,786,000 in costs were passed through to our air cargo customer without markup. Ground equipment sales segment operating costs, net of intercompany eliminations, increased $5,894,000 (41%) due primarily from the increased sales volume. Ground support services segment operating expenses increased $3,093,000 (22%) due to the same factors affecting the quarterly comparison discussed above along with the addition of four new locations and related start-up expenses. Operating expenses, net of intercompany eliminations, of the commercial jet engines and parts segment increased $15,838,000 due to the increased sales activity of Contrail Aviation and the acquisition of AirCo and Jet Yard. General and administrative expenses increased $2,890,000 (26%) for the six-month period ended September 30, 2017 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components being professional fees incurred in connection with the restatements of financial information reflected in the amended Form 10-K and Form 10-Q reports filed in October 2017 along with the additional operating expenses from the Contrail Aviation and AirCo acquisitions.

Operating income for the six-month period ended September 30, 2017, net of intercompany eliminations, was $2,688,000, compared to $6,052,000 operating loss for the prior year comparable period. The overnight air cargo segment saw a $293,000 (21%) increase in the operating income as a result of the impact of the new dry-lease agreements effective June 1, 2017. The ground equipment sales segment experienced a $229,000 (21%) increase in its operating income, net of intercompany eliminations, in the six-month period ended September 30, 2017 compared to the prior year period. This is mainly due to the increase in the number of deicers sold in the current year period. The ground support services segment saw a $984,000 (280%) increase in operating income for the period from an operating loss in the prior comparable period, as a result of the same factors affecting the second quarter discussed above. The commercial jet engines and parts segment experienced a $718,000 increase in its operating income in the six-month period ended September 30, 2017 compared to the prior year period as a result of the significant revenue growth in Contrail Aviation and the acquisition of AirCo and Jet Yard. Operating income of the printing equipment and maintenance segment, net of intercompany eliminations, was $492,000 for the six months ended September 30, 2017 which increased from an operating loss of $7,019,000 in the prior-year period due to significant negative operating results for the prior year period, including related assets impairments described above that did not reoccur in the current-year period.

Net non-operating expense decreased by $530,000 for the six-month period ended September 30, 2017 compared to the prior period net non-operating expense of $855,000 principally due to a bargain purchase acquisition gain of $502,000, net of tax, in connection with the acquisition of assets by AirCo in the first quarter, the gain recognized on the asset retirement obligation of $563,000, an increase in interest expense, and the impairment loss on the investments in Insignia of $771,000 in the current-year period compared to the impairment loss of $1,502,000 in the prior comparable period and gain on marketable securities of $573,000.

Pretax earnings increased by $9,270,000 to $2,363,000 for the six-month period ended September 30, 2017 compared to the pretax loss of $6,907,000 of prior comparable period due principally to the significant revenue growth in Contrail Aviation and the asset impairments at Delphax in the prior-year comparable period that did not reoccur.

During the six-month period ended September 30, 2017, the Company recorded $655,000 in income tax expense at an effective rate of 27.7%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 34% and the Company’s effective tax rate for the six-month period ended September 30, 2017 was the change in valuation allowance against Delphax’s pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, and state income tax expense. During the six-month period ended September 30, 2016, the Company recorded $3,000 in income tax expense which resulted in an effective tax rate of -0.1%. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the period ending September 2016 was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the six-month period ended September 30, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended September 30, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

Liquidity and Capital Resources

As of September 30, 2017, the Company held approximately $1,359,000 in cash and cash equivalents. The Company also held approximately $890,000 in restricted cash with $250,000 in cash held as statutory reserve of SAIC and the remaining $640,000 pledged to secure SAIC’s participation in certain reinsurance pools, and $174,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of September 30, 2017, the Company’s working capital amounted to $24,173,000, a decrease of $4,417,000 compared to March 31, 2017. The Company believes that the cash position, working capital and borrowing facilities described below provide adequate liquidity for the Company’s operations over the next twelve months.

As of September 30, 2017, the Company had a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for issuances of letters of credit of up to $500,000. Under the Revolving Credit Facility, the Company MAC, CSA, GGS, GAS, ATGL, Stratus Aero Partners LLC, Jet Yard and AirCo are permitted to make borrowings. Borrowings under the Revolving Credit Facility bear interest (payable monthly) at an annual rate of one-month LIBOR plus an incremental amount ranging from 1.50% to 2.00% based on a consolidated leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.15%. The Company includes commitment fee expense within the interest expense and other line item of the accompanying condensed consolidated statements of income. Amounts applied to repay borrowings under the Revolving Credit Facility may be reborrowed, subject to the terms of the facility. The Revolving Credit Facility matures on April 1, 2019.

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

Pursuant to a Fifth Amendment and Waiver Agreement effective as of June 28, 2017 among the Company and the above-listed subsidiaries and the lender under the Revolving Credit Facility, the agreement governing the Revolving Credit Facility was amended to provide that the interest rates on the revolving loans and Term Loan made under the Revolving Credit Facility were each increased by an additional 0.25% per annum from the date of the amendment until the second business day after delivery of a compliance certificate for the quarter ending March 31, 2017 or any subsequent fiscal quarter end showing compliance with the financial covenants required under the Revolving Credit Facility, other than with respect to covenants as to which compliance had been waived. The compliance certificate for the quarter ended June 30, 2017 was so delivered on October 26, 2017 and accordingly, the additional 0.25% per annum additional interest ceased to accrue commencing on October 26, 2017.

Pursuant to a 2017 Amendment to Security Agreement and Consent and Waiver effective as of August 3, 2017 among Air T, MAC, GGS, CSA, GAS, ATGL, Stratus Aero Partners LLC, Jet Yard, AirCo and the lender under the Revolving Credit Facility, the lender agreed to waive the default under the agreement governing the Revolving Credit Facility arising from the failure of the Company to deliver to such lender audited consolidated financial statements for the fiscal year ended March 31, 2017 within 120 days after the end of such fiscal year and the requirement that a subsidiary newly-organized in Ontario, Canada (the “Ontario Subsidiary”) join the agreement governing the Revolving Credit Facility as a borrower, to consent to Air T guarantying obligations of the Ontario Subsidiary under a lease for facilities in Ontario and to amend the security agreement securing obligations under the Revolving Credit Facility to, among other things, require a pledge of only 65% of the outstanding equity of foreign subsidiaries.

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

Pursuant to a Seventh Amendment and Waiver Agreement effective as of October 6, 2017 (the “Seventh Amendment”) among Air T, the above-listed subsidiaries and the lender under the Revolving Credit Facility, the lender waived the requirement that a newly-formed limited purpose subsidiary of the Company join the agreement governing the Revolving Credit Facility as a borrower and, in connection with the restatement of the Company’s consolidated financial statements for certain periods within the fiscal year ended March 31, 2017, the lender also waived compliance with the minimum tangible net worth covenant under the Revolving Credit Facility at the December 31, 2016 and March 31, 2017 measurement dates.

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

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and the other borrowers to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of their business, enter into certain operating leases, and make certain capital expenditures. The credit agreement governing the Revolving Credit Facility also contains financial covenants, including a minimum consolidated tangible net worth of $18.0 million plus, on a cumulative basis and commencing with the fiscal year ended March 31, 2017, 50% of consolidated net income for the fiscal year then ended, a minimum consolidated fixed charge coverage ratio of 1.35 to 1.0, a minimum consolidated asset coverage ratio of 1.50 to 1.0 for the quarter ended March 31, 2017 and 1.75 to 1.0 thereafter (though the consolidated asset coverage ratio is not to be tested under the agreement governing the Revolving Credit Facility for the quarters ended June 30, 2017 and September 30, 2017 and the quarter ending December 31, 2017), a maximum consolidated leverage ratio of 3.5 to 1.0, and a covenant limiting the aggregate amount of assets the Company and its subsidiaries lease, or hold for leasing, to others to no more than $5,000,000 at any time. The Company was not in compliance with the maximum consolidated leverage ratio covenant as of the March 31, 2017, December 31, 2016 and September 30, 2016 measurement dates and was not in compliance with the minimum tangible net worth covenant at the December 31, 2016 and March 31, 2017 measurement dates. The lender has waived compliance with these covenants as of those measurement dates and has agreed that the maximum consolidated leverage ratio covenant was not to be tested at the June 30, 2017 measurement date. Had the maximum consolidated leverage ratio covenant been tested at the June 30, 2017 measurement date, the Company would have been in compliance. The Company was not in compliance with the consolidated capital expenditures and assets held for lease covenants at September 30, 2017. The lender has waived the non-compliance caused by the Company’s capital expenditures and additions to assets held for lease and modified the covenant for the remainder of fiscal year 2018 to allow for a defined amount of routine capital expenditures. The agreement governing the Revolving Credit Facility contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, certain changes of control of the Company, termination of, or modification to materially reduce the scope of the services required to be provided under, certain agreements with FedEx, and the occurrence of a material adverse effect upon the Company and the other borrowers as a whole.

The Company is actively working to refinance its credit facility with the current lender and is seeking proposals from other funding sources. The Company anticipates this process will be completed by March 31, 2018.

The Company is exposed to changes in interest rates on its prior line of credit and its current revolving credit facility. If the LIBOR interest rate had been increased by one percentage point, based on the weighted average balance outstanding for the year, the change in annual interest expense would have been negligible.

As of September 30, 2017, the Company had outstanding borrowings under the Revolving Credit Facility of approximately $13.9 million, and availability to borrow an additional approximately $11.1 million.

At September 30, 2017, the annual interest rate applicable to borrowings under the Revolving Credit Facility was one-month “LIBOR” rate plus 225 basis points. The one-month LIBOR rate at September 30, 2017 was approximately 1.24%. The Company was in compliance with all covenants under this credit facility at September 30, 2017.

On October 31, 2016, the Company and its subsidiaries, MAC, GGS, CSA, GAS, ATGL, Jet Yard and Stratus Aero Partners, LLC, entered into a Loan Agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility located in Denver, North Carolina. Under the Construction Loan Agreement, the Company was permitted to make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bear interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) are to commence in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement are secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. At September 30, 2017, outstanding borrowings under the Construction Loan were $1,474,000. The Construction Loan includes the same covenants as noted in the Revolving Credit Facility. See discussion above regarding those covenants.

On May 5, 2017, Contrail Aviation Support, LLC (“Contrail”), a partially owned subsidiary of the Company, entered into a Business Loan Agreement (the “Loan Agreement”) with Old National Bank. The Loan Agreement provides for revolving credit borrowings by Contrail in an amount up to $15,000,000 and replaces the revolving credit facility that Contrail had entered into with BMO Harris Bank N.A on July 18, 2016. Borrowings under the Loan Agreement will bear interest at an annual rate equal to one-month LIBOR plus 3.00%. At September 30, 2017, $4,913,000 of aggregate borrowings were outstanding under the loan agreement and $10,100,000 million was available for borrowing.

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

The Loan Agreement contains Events of Default, as defined, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail’s financial condition. At September 30, 2017, Contrail was in compliance with these covenants.

On October 27, 2017 Airco 1, LLC, a wholly-owned subsidiary of Airco, LLC, closed a loan in the amount of $3,441,000 from Minnesota Bank & Trust in order to finance, in part, the purchase of a 737-800 airframe for the purpose of disassembling the plane and selling it for parts. The plane will be disassembled by Jet Yard, LLC, an affiliate, and the parts will be sold on consignment to Airco, LLC, which will market them to third parties. Airco 1, LLC is a special purpose entity formed for the purpose of this transaction. The loan contains affirmative and negative covenants and is secured by a security interest in all of Airco 1, LLC’s assets, a collateral assignment of the purchase agreement for the plane, assignments of the disassembly contract and the consignment agreement, and bailee agreements with Jet Yard, LLC and Airco, LLC. Airco, LLC is a wholly-owned subsidiary of Stratus Aero Partners LLC.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

Cash Flows

Following is a table of changes in cash flow for the six-month periods ended September 30, 2017 and 2016:

	Six Months Ended September 30,
	2017	2016

Net Cash Provided by (Used in) Operating Activities	$7,036,000	$(13,753,000)
Net Cash Used in Investing Activities	(11,892,000)	(2,189,000)
Net Cash Provided by Financing Activities	3,434,000	12,795,000
Effect of foreign currency exchange rates on cash and cash equivalents	18,000	(7,000)

Net Decrease in Cash and Cash Equivalents	$(1,404,000)	$(3,154,000)

Cash provided by operating activities was $20,789,000 more for the six-month period ended September 30, 2017 compared to the prior year period principally due to the net income generated during the period, the decrease in inventory, and the increase in accounts payable and accrued expenses.

Cash used in investing activities for the six-month period ended September 30, 2017 was $9,703,000 more than the comparable prior year period due primarily to $2,900,000 cash required for business combinations and capital expenditures of $8,259,000 during the six-months ended September 30, 2017.

Cash provided by financing activities for the six-month period ended September 30, 2017 was $9,361,000 less compared to the prior year period. This was primarily due to increases in payments on the Company’s lines of credit and on the term loan compared to the prior year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2017. As a result of material weaknesses in internal control over financial reporting described below which had not been remediated as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were not effective.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, in connection with the assessment of the effectiveness of the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as of March 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting as of March 31, 2017 was not effective as a result of a number of material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that, as of March 31, 2017, the following material weaknesses existed:

•

A weakness with respect to internal controls over revenue recognition. We determined a lack of formalized procedures for the documentation of revenue arrangements at GAS, including a lack of procedures requiring service contracts to be signed by all parties, for documentation of oral service contracts and acceptance of parts and services by customers, and to confirm that invoices are appropriately sent to customers.

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

•	A weakness with respect to internal controls over monitoring compliance with financial covenants stipulated by our senior secured revolving credit facility.

In addition, our management has concluded that during the quarter ended September 30, 2017, the following material weakness existed:

•	Lack of effective internal control for the analysis of the accounting guidance applicable to the foreclosure and bankruptcy of Delphax Canada.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that these material weaknesses had not been remediated as of September 30, 2017. In light of the material weaknesses discussed above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this report are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

The Company’s development of its plan to remediate these material weaknesses is ongoing. While such plan has not yet been completed, the Company’s plan will include the following elements:

•

Establishment of written procedures at GAS for the documentation of revenue arrangements, including procedures for the receipt, retention and review of written agreements including implementation of contract management software for confirming that all customer relationships are indexed by written contracts executed by both parties and review and retention of evidence of delivery of parts and customer acceptance of services, as applicable, and procedures for the confirmation of the timely transmission of customer invoices, active monitoring of aging invoices and training of GAS accounting personnel with respect to such procedures. Additionally, the formalization of GGS’ process of determining both when application of the completed contract method for certain contracts with the U.S. Government or related prime contractors is appropriate and when, for contracts for which we apply the completed contract method, our performance is “substantially complete” for revenue recognition purposes;

•	Further engagement of accounting consultants to assist the Company with respect to accounting for complex accounting transactions; and

•	Timely consultation with our senior lender, including receipt of associated written confirmation, regarding any points of interpretation with respect to covenant provisions and definitions.

With respect to the deficiencies in internal control over financial reporting at Delphax described above, the Company’s plan for remediation will be developed following consultation with Delphax. The Company currently contemplates that such plan will include ensuring sufficient capabilities to permit Delphax to timely comply with audit requests, and implementation of additional controls with respect to access to the Delphax payroll module and controls with respect to appropriate record retention.

There has not been any change, except for the identification of the additional material weakness noted above, in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1 A.     Risk Factors

We may not realize the anticipated benefits of acquisitions and acquisitions may expose us to successor liabilities and other risks.

Recently, we have been an active acquirer of other businesses, as part of our strategy involves acquisitions designed to expand and enhance our businesses. Our ability to benefit from acquisitions involves a number of risks, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire. Our acquisition activities may involve unanticipated delays, costs or other problems. If we encounter unexpected problems with one of our acquisitions, our management may be required to divert attention away from other aspects of our businesses to address these problems. Additionally, we may fail to consummate proposed acquisitions, after incurring expenses and devoting substantial resources, including management time, to such transactions.

Acquisitions, including acquisitions structured as asset purchase transactions or acquisitions of assets through foreclosure, also pose the risk that we may be exposed to successor liability relating to actions by an acquired business before the acquisition. Any contractual guarantees or indemnities that we receive from the sellers of acquired businesses may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges resulting from the completion and integration of a sizeable acquisition, the need to fun increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities and other unanticipated problems and liabilities.

Item 6. Exhibits

(a) Exhibits

No.	Description

10.1

Sixth Amendment and Waiver Agreement effective as of August 29, 2017 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Stratus Aero Partners LLC, Jet Yard, LLC, Airco, LLC, Airco Services, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 5, 2017 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of principal financial officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 13, 2017
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Candice Otey
Candice Otey, Chief Financial Officer

AIR T, INC.

EXHIBIT INDEX

(a) Exhibits

No.	Description

10.1

Sixth Amendment and Waiver Agreement effective as of August 29, 2017 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC, Stratus Aero Partners LLC, Jet Yard, LLC, Airco, LLC, Airco Services, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 5, 2017 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of principal financial officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.