Form 10-Q
period 2017-12-31
AIR T INC
filed 2018-02-14
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2017
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 31, 2018
Common Shares, par value of $.25 per share	2,042,789

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months and Nine Months Ended December 31, 2017 and 2016	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended December 31, 2017 and 2016	4

	Condensed Consolidated Balance Sheets December 31, 2017 (Unaudited) and March 31, 2017	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended December 31, 2017 and 2016	6

	Condensed Consolidated Statements of Equity (Unaudited) Nine Months Ended December, 2017 and 2016	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47-49

	PART II

Item 1A. Risk Factors		49

Item 6.	Exhibits	50
	Signatures	52
	Exhibit Index
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Operating Revenues:
Overnight air cargo	$18,028,688	$17,099,640	$52,851,936	$50,888,019
Ground equipment sales	12,911,101	5,400,258	34,376,866	20,743,323
Ground support services	8,643,267	7,579,661	26,557,666	21,417,854
Printing equipment and maintenance	905,860	2,653,899	5,340,163	6,941,883
Commercial jet engines and parts	3,930,510	2,998,165	21,781,095	4,293,272
Corporate	47,957	-	47,957	-
Leasing	33,863	37,547	104,426	501,062
	44,501,246	35,769,170	141,060,109	104,785,413

Operating Expenses:
Overnight air cargo	15,538,554	15,221,098	46,020,254	44,929,504
Ground equipment sales	10,578,846	4,345,727	28,606,906	16,521,728
Ground support services	7,337,862	6,449,260	21,738,525	17,604,562
Printing equipment and maintenance	265,054	948,008	2,848,861	8,072,739
Commercial jet engines and parts	2,143,540	1,672,092	15,534,775	2,459,631
Leasing	-	-	-	49,460
Research and development	-	107,598	195,653	858,480
General and administrative	7,252,381	4,960,263	21,114,626	15,932,655
Depreciation, amortization and impairment	815,590	411,798	1,743,955	2,755,071
Gain on sale of property and equipment, net	17,739	13,909	16,648	13,909
	43,949,566	34,129,753	137,820,203	109,197,739

Operating Income (Loss)	551,680	1,639,417	3,239,906	(4,412,326)

Non-operating Income (Expense):
Gain on sale of marketable securities	72,145	9,965	72,145	582,910
Foreign currency gain (loss)	(11,797)	235,670	(260,903)	360,556
Other-than-temporary impairment loss on investments	(788,799)	-	(1,559,972)	(1,502,239)
Other investment income, net	50,485	66,082	123,286	157,044
Interest expense and other	(538,459)	(136,842)	(1,010,177)	(278,219)
Gain on asset retirement obligation	-	-	562,500	-
Bargain purchase acquisition gain, net of tax	-	-	501,880	-
Unrealized loss on interest rate swap	(199,122)	-	(199,122)	-
Equity in income of associated company	89,426	-	119,363	-
	(1,326,121)	174,875	(1,651,000)	(679,948)

Income (Loss) Before Income Taxes	(774,441)	1,814,292	1,588,906	(5,092,274)

Income Taxes Expense (Benefit)	(60,000)	149,000	595,000	152,000

Net Income (Loss)	(714,441)	1,665,292	993,906	(5,244,274)

Net (Income) Loss Attributable to Non-controlling Interests	$42,502	$(445,255)	$(275,755)	$1,796,942

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$(671,939)	$1,220,037	$718,151	$(3,447,332)

Earnings (Loss) Per Share:
Basic	$(0.33)	$0.60	$0.35	$(1.60)
Diluted	$(0.33)	$0.60	$0.35	$(1.60)

Weighted Average Shares Outstanding:
Basic	2,042,789	2,042,789	2,042,789	2,152,301
Diluted	2,042,789	2,047,637	2,047,547	2,152,301

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net income (loss)	$(714,441)	$1,665,292	$993,906	$(5,244,274)

Other comprehensive income (loss):

Foreign currency translation gain (loss)	22,067	(179,015)	255,433	(368,958)

Unrealized net gains (losses) on marketable securities	(322,214)	139,531	(1,456,359)	(307,224)

Tax effect of net unrealized (gains) losses on marketable securities	21,000	(50,715)	282,115	110,601

Reclassification due to the Tax Cuts and Jobs Act	42,475	-	42,475	-

Total unrealized net gain (loss) on marketable securities, net of tax	(258,739)	88,816	(1,131,769)	(196,623)

Reclassification of other-than-temporary impairment losses on marketable securities included in net income (loss), net of losses (gains) on sale of marketable securities	716,654	(9,965)	1,487,827	919,329

Tax effect of reclassification	-	4,071	(277,622)	(330,475)

Reclassification adjustment, net of tax	716,654	(5,894)	1,210,205	588,854

Total Other Comprehensive Income (Loss)	479,982	(96,093)	333,869	23,273

Total Comprehensive Income (Loss)	(234,459)	1,569,199	1,327,775	(5,221,001)

Comprehensive Loss (Income) Attributable to Non-controlling Interests	80,472	(386,177)	(279,997)	1,918,700

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$(153,987)	$1,183,022	$1,047,778	$(3,302,301)

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017 *
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $240,468 and $328,327)**	$7,985,088	$2,763,365
Marketable securities	1,363,540	2,130,544
Restricted cash	890,369	890,369
Accounts receivable, less allowance for doubtful accounts of $976,000 and $979,000 (Delphax $661,749 and $1,728,411)**	16,718,738	18,923,787
Notes and other receivables-current	1,183,002	2,297,007
Income tax receivable	1,006,531	402,688
Inventories, net (Delphax $169,048 and $1,941,729)**	19,667,205	19,778,843
Prepayments and other (Delphax $508,980 and $932,794)**	1,435,265	1,672,475
Total Current Assets	50,249,738	48,859,078

Investments in Available-For-Sale Securities	2,268,072	2,463,123

Property and equipment, net (Delphax $0 and $8,007)**	18,138,660	5,324,488
Cash surrender value of life insurance policies	2,369,704	2,251,450
Notes and other receivables-long-term	-	66,771
Deferred income taxes	155,302	204,000
Investments in funds	227,000	-
Other assets	1,028,783	371,975
Intangible assets, net	1,156,987	1,376,699
Goodwill	4,417,605	4,417,605
Total Assets	$80,011,851	$65,335,189

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable (Delphax $2,283,154 and $2,482,578)**	$9,575,439	$11,571,156
Accrued expenses and other current liabilities (Delphax $3,111,124 and $3,602,162)**	8,112,945	8,672,815
Short-term debt	2,500,000	25,000
Total Current Liabilities	20,188,384	20,268,971

Long-term debt	32,304,523	18,412,521
Deferred income taxes	-	8,000
Other non-current liabilities	2,375,349	3,039,402
Total Liabilities	54,868,256	41,728,894

Redeemable non-controlling interest	1,997,559	1,443,901

Commitments and Contingencies (Notes 2, 8 and 12)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,042,789 shares issued and outstanding	510,696	510,696
Additional paid-in capital	4,163,436	4,205,536
Retained earnings	19,137,023	18,461,347
Accumulated other comprehensive loss	117,580	(212,047)
Total Air T, Inc. Stockholders' Equity	23,928,735	22,965,532
Non-controlling Interests	(782,699)	(803,138)
Total Equity	23,146,036	22,162,394
Total Liabilities and Equity	$80,011,851	$65,335,189

* Derived from audited consolidated financial statements

** Amounts related to Delphax as of December 31, 2017 and March 31, 2017, respectively.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$993,906	$(5,244,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of marketable securities	(72,145)	(582,910)
Gain on sale of property and equipment	16,648	13,909
Change in accounts receivable and inventory reserves	(71,953)	1,409,575
Depreciation, amortization and impairment	1,743,955	2,755,071
Change in cash surrender value of life insurance	(118,254)	(164,632)
Gain on asset retirement obligation	(562,500)	-
Gain on bargain purchase, net of tax	(501,880)	-
Deferred income taxes	(102,566)	-
Warranty reserve	53,092	(66,869)
Other-than-temporary impairment loss on investments	1,559,972	1,502,239
Unrealized loss on interest rate swap	199,122	-
Change in operating assets and liabilities:
Accounts receivable	3,011,203	(1,350,470)
Notes receivable and other non-trade receivables	1,053,846	(669,943)
Inventories	4,223,445	(8,569,464)
Prepaid expenses and other assets	145,640	450,498
Accounts payable	(2,294,265)	1,615,448
Accrued expenses	(538,232)	(317,093)
Income taxes payable/ receivable	(603,843)	(873,557)
Non-current liabilities	165,039	(580,110)
Total adjustments	7,306,324	(5,428,308)
Net cash provided by (used in) operating activities	8,300,230	(10,672,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,007,071)	(2,505,519)
Proceeds from sale of marketable securities	537,826	5,781,001
Net cash used for business combinations and equity investments	(2,900,000)	(4,573,700)
Capital expenses	(15,247,244)	(1,518,007)
Proceeds from sale of property and equipment	1,861	6,281
Net cash used in investing activities	(18,614,628)	(2,809,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	86,949,125	52,462,391
Payments on lines of credit	(88,817,034)	(34,103,649)
Payment on line of credit - Delphax	-	(700,558)
Proceeds from term loan	20,841,000	-
Payments on term loan	(2,436,225)	-
Payments of deferred financing costs	(156,115)	-
Contribution from non-controlling member	252,000	-
Earnout payments	(1,100,000)	-
Repurchase of common stock	-	(7,917,009)
Net cash provided by financing activities	15,532,751	9,741,175

Effect of foreign currency exchange rates on cash and cash equivalents	3,370	17,786

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,221,723	(3,723,565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,763,365	5,345,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,985,088	$1,621,890

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$-	$321,345

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Non-controlling interest in acquired business	$-	$1,072,161
Acquired business earnout contract	-	3,075,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$690,859	$158,100
Income taxes	1,457,518	1,028,457

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2016	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922	$35,271,530

Repurchase of common stock	(329,738)	(82,435)	(687,635)	(7,146,939)	-	-	(7,917,009)

Net loss*	-	-	-	(3,447,332)	-	(1,851,798)	(5,299,130)

Net change from marketable securities, net of tax	-	-	-	-	392,232	-	392,232

Foreign currency translation loss	-	-	-	-	(247,200)	(121,758)	(368,958)

Balance, December 31, 2016	2,042,789	$510,696	$4,268,536	$18,227,554	$4,513	$(932,634)	$22,078,665

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other	Non-
			Paid-In	Retained	Comprehensive	controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

Net income*	-	-	-	718,151	-	16,197	734,348

Net change from marketable securities, net of tax	-	-	-	-	35,961	-	35,961

Foreign currency translation gain	-	-	-	-	251,191	4,242	255,433

Redeemable non-controlling interest	-	-	(42,100)	-	-	-	(42,100)

Reclassification due to the Tax Cuts and Jobs Act	-	-	-	(42,475)	42,475	-	-

Balance, December 31, 2017	2,042,789	$510,696	$4,163,436	$19,137,023	$117,580	$(782,699)	$23,146,036

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2017. The results of operations for the three and nine-month periods ended December 31 are not necessarily indicative of the operating results for the full year.

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

We expect to adopt this guidance when effective using the modified retrospective transition method. Our implementation approach included performing a detailed study of the various types of revenue streams and agreements that we have with our customers and assessing conformance of our current accounting practices with the new standard. We are in the process of completing our assessment and contract review under the new guidance and are in the final stages of determining the impact of the new guidance which should be completed by March 31, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which provides guidance on hedge accounting for both financial and commodity risks. The provisions in this standard create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The standard is effective for public companies for fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2018, the FASB released guidance relating to the reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act.  The Company has opted to early adopt this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized.  The impact of the reclassification from other comprehensive income to retained earnings is approximately $42,000 and was recorded as of December 31, 2017.

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment of $2,900,000, which amount was included in the “Other non-current liabilities” in the consolidated balance sheet at March 31, 2017. As a result of the EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to that Earnout Period is $1,000,000, which amount was paid in October 2017. The remaining liability of $1,900,000 is included in the “Other non-current liabilities” in the consolidated balance sheet at December 31, 2017.

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

The Put/Call Option specifies a fair value strike price as of the exercise date. As such, the Company assigned no value to the Put/Call Option for purposes of purchase accounting. Because the Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation, the Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. For the nine-month period ended December 31, 2017, the redeemable non-controlling interest balance was increased by the Seller’s proportionate share of Contrail Aviation’s net earnings. The redeemable non-controlling interest balance was also increased by a portion of the estimated change in Contrail Aviation’s fair value between March 31, 2017 and December 31, 2017 and the additional capital contribution of $252,000 made by the non-controlling member in the third quarter (the Company funded an additional $948,000 as well to maintain the current ownership percentages). The total increase in the redeemable non-controlling interest balance was approximately $554,000 from March 31, 2017 to December 31, 2017.

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

Other Acquisitions and Business Investments

On October 3, 2016, a newly formed subsidiary of the Company, Stratus Aero Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) from the holder thereof. The cash purchase price was $15,000 and there are no contractual provisions, such as an earn-out, which could result in an increase to this price. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset on the acquisition date was a contract with Pinal County, Arizona to lease approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the acquisition date. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000), and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense in the initial years will exceed the corresponding cash payments. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 31, 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. The construction of the demolition pad required by March 31, 2017 under the lease has not been completed and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises.

The acquired Jet Yard business is included in the Company’s commercial jet engine segment. The Company has finalized its Jet Yard acquisition accounting.

Pursuant to an Asset Purchase Agreement signed on October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000. Additionally, $100,000 was due within 30 days after closing and an additional $100,000 is payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of $100,000 were payable based on specified performance for the twelve-month period ending September 30, 2017. For purposes of purchase accounting, the Company estimated that the above-mentioned earn-out will be paid in full. Therefore, the Company estimated the total purchase consideration at approximately $700,000. The Company allocated the purchase consideration to identifiable tangible and intangible assets. No liabilities were assumed in the acquisition. The estimated fair value of identifiable tangible and intangibles assets was approximately $200,000 and $300,000, respectively. The $200,000 excess of the purchase consideration over the estimated fair value of identifiable assets was recorded as goodwill. The basis of the acquired assets will be “stepped up” for income tax purposes. As such, no deferred taxes were recognized in purchase accounting.

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

On December 15, 2017, BCCM, Inc. (“BCCM”), a newly-formed, wholly-owned subsidiary of the Company, completed the acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”), an investment management firm based in Minneapolis, Minnesota. In connection with the transaction, BCCM acquired the assets of, and assumed certain liabilities of, Blue Clay Capital in return for payment to Blue Clay Capital of $1.00, subject to adjustment for Blue Clay Capital’s net working capital as of the closing date. The fair value of the assets acquired and liabilities assumed in connection with the transaction are provisional. Gary S. Kohler, a director of the Company, was the sole owner of Blue Clay Capital. In connection with the transaction, (i) BCCM replaced Blue Clay Capital as the managing general partner of certain investment funds managed by Blue Clay Capital (Blue Clay Capital Partners, LP, Blue Clay Capital Partners CO I, LP, Blue Clay Capital Partners CO III, LP and Blue Clay Capital SMid-Cap LO, LP); (ii) Mr. Kohler entered into an employment agreement with BCCM to serve as its Chief Investment Officer in return for an annual salary of $50,000 plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses; and (iii) David Woodis, President of Blue Clay Capital, entered into an employment agreement with BCCM to serve as its Chief Operating Officer and Chief Financial Officer in return for an annual salary of $125,000 plus revenue sharing and eligibility to participate in discretionary annual bonuses.

In connection with the Blue Clay Capital acquisition, a Partnership Interest Conversion and General Partner Admittance Agreement (“Conversion Agreement”) was entered into effective December 31, 2017 between Blue Clay Capital, BCCM, BCCM Advisors, LLC (“BCCM Advisors”), a wholly-owned subsidiary of BCCM, and various Blue Clay Capital investment funds. Per the Conversion Agreement, Blue Clay Capital sold to BCCM Advisors, and BCCM Advisors purchased from Blue Clay, the general partnership interests in certain investment funds previously managed by Blue Clay Capital (as specified above) for a purchase price equal to, with respect to each general partnership, of (i) one percent (1%) of the aggregate capital accounts of each fund as valued on December 31, 2017 and (ii) $100,000 (or $10,000 in the case of Blue Clay Capital SMid-Cap LO, LP). Upon acquisition of each of the general partnership interests, BCCM Advisors was admitted as the general partner of each fund. Blue Clay Capital retained the incentive allocations associated with Blue Clay Capital Partners CO I, LP and Blue Clay Capital Partners CO III. BCCM Advisors will receive all future incentive allocations accruing as of January 1, 2018 and thereafter associated with Blue Clay Capital Partners, LP which is the onshore feeder fund to the Blue Clay Capital Master Fund Ltd. Management determined that the price paid of $227,000 for the combined general partnership interests approximates the fair value of those interests. The portion of the purchase price paid for the general partnership interest in Blue Clay Capital Partners, LP is allocated as an equity interest in the Blue Clay Capital Master Fund, Ltd.

Additionally, effective December 31, 2017, BCCM Advisors entered into an Investment Management Agreement in which it agreed to manage the investments of the following funds: Blue Clay Capital Master Fund Ltd., Blue Clay Capital Fund Ltd. and Blue Clay Capital Partners LP. In connection with the effective date of the Investment Management Agreement, BCCM Advisors became the Incentive Allocation Shareholder of the Blue Clay Capital Master Fund Ltd.

Pro forma financial information is not presented for the above acquisitions as the results are not material to the Company’s condensed consolidated financial statements.

3.	Income Taxes

The Tax Cuts and Jobs Act (TCJA) was signed into law by the President on Friday December 22, 2017. The TCJA includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions. The drop in the corporate rate is effective for tax years beginning after December 31, 2017. IRC Section 15 indicates that “if any rate of tax imposed…changes, and if the taxable year includes the effective date of the change…, then tentative taxes shall be computed by applying the rate for the period before the effective date of the change, and the rate for the period on and after such date, to the taxable income for the entire taxable year, and the tax for such taxable year shall be the sum of that proportion of each tentative tax which the number of days in each period bears to the number of days in the entire taxable year.” (§15(a)). As the Company is a fiscal year taxpayer, they will receive a partial benefit for the drop in the federal corporate tax rate for their fiscal year ended March 31, 2018. The weighted average federal tax rate computed in accordance with IRC Section 15 is 30.79% for the current fiscal year.

Based on the drop in the corporate tax rate to a flat 21%, the Company revalued each of their deferred tax assets and liabilities in the current period using the new corporate tax rate. The net impact from this revaluing resulted in a tax expense recognized in the current period of $119,000.

The TCJA also repealed the corporate alternative minimum tax and made any minimum tax credit carryforwards to the extent not utilized refundable for tax years beginning after December 31, 2017. As a result, Delphax will be able to receive a refund of its minimum tax credit carryforward of $311,000 beginning in their fiscal year ended September 30, 2019. Previously, a valuation allowance was established against the minimum tax credit carryforward. As a result of the TCJA relating to the refundability of the minimum tax credit carryforward, an income tax benefit was recognized by the Company during the current period and a long-term income tax receivable was established.

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

During the nine-month period ended December 31, 2017, the Company recorded $595,000 in income tax expense at an effective rate of 37.45%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 30.79% and the Company’s effective tax rate for the nine-month period ended December 31, 2017 was the change in valuation allowance relating to the other than temporary impairment of available for sale securities included in the pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the change in the valuation allowance related to the activity of Delphax, and state income tax expense. As a result of tax reform, the rate was also impacted by the recognition of the minimum tax credit carryforward and the expense relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate. During the nine-month period ended December 31, 2016, the Company recorded $152,000 in income tax expense which resulted in an effective tax rate of (2.99%). The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the period ending December 2016 was the recognition of a valuation allowance against Delphax’s pretax activity in the period. The income tax provision for the nine-month period ended December 31, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended December 31, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

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

Delphax maintains a September 30 fiscal year. As of September 30, 2016, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $6.3 million and $13.2 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.3 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. Domestic alternative minimum tax credits of approximately $311,000 will be refundable beginning in the fiscal year ending September 30, 2019. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited. As a result of the bankruptcy proceedings involving Delphax Canada (see Note 9), any remaining tax attributes not utilized during the fiscal year ended September 30, 2017, including net operating losses and credit carryforwards in Canada will be lost. The tax attributes in Canada that will be lost to the extent not utilized include, but are not limited to, $4.0 million of net operating losses and $4.3 million of foreign credits.  The Company has recorded an outside basis difference in stock of these entities of $2.9 million which is the estimated loss that will be recognized in the United States upon their liquidation. See additional information regarding Delphax Canada in Note 9. The returns for the fiscal year ended September 30, 2017 have not yet been filed.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax acquisition on November 24, 2015, the Company established a full valuation allowance against Delphax’s net deferred tax assets of approximately $11,661,000. The corresponding valuation allowance at December 31, 2017 and December 31, 2016 was approximately $11,125,000 and $12,352,000 respectively. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a valuation allowance should be established. As previously noted, the TCJA repealed the corporate alternative minimum tax and made any minimum tax credit carryforwards to the extent not utilized refundable for tax years beginning after December 31, 2017. As a result, Delphax will be able to receive a refund of its minimum tax credit carryforward of $311,000 beginning in the fiscal year ended September 30, 2019. Previously, a valuation allowance was established against the minimum tax credit carryforward. As a result of the TCJA relating to the refundability of the minimum tax credit carryforward, an income tax benefit was recognized by the Company during the current period and a long-term income tax receivable was established.

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

Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. Because there was a net loss attributable to Air T stockholders for the three-months ended December 31, 2017 and the nine-months ended December 31, 2016, the effect of options was excluded for computing earnings per share because the effect was anti-dilutive.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net income (loss) attributable to Air T, Inc. Stockholders	$(671,939)	$1,220,037	$718,151	$(3,447,332)
Income (Loss) Per Share:
Basic	$(0.33)	$0.60	$0.35	$(1.60)
Diluted	$(0.33)	$0.60	$0.35	$(1.60)
Weighted Average Shares Outstanding:
Basic	2,042,789	2,042,789	2,042,789	2,152,301
Diluted	2,042,789	2,047,637	2,047,547	2,152,301

5.	Marketable Securities

Investments in available-for-sale marketable securities at December 31, 2017 consisted of investments in publicly traded companies and had a fair market value of $3,632,000, an aggregate cost basis of $3,312,000, gross unrealized gains aggregating $323,000 and gross unrealized losses aggregating $3,200. Marketable securities at March 31, 2017 consisted of investments with a fair value of $4,594,000, an aggregate cost basis of $4,331,000, gross unrealized gains aggregating $279,000 and gross unrealized losses aggregating $16,000. Excluding the Company’s investment in Oxbridge Re Holdings Limited which is discussed below, securities that had been in a continuous loss position for less than 12 months as of December 31, 2017 had an aggregate fair market value and unrealized loss of $454,000 and $3,200, respectively.

At December 31, 2017, the Company held approximately 1.9 million shares of common stock of Insignia Systems, Inc. (NASDAQ: ISIG) (“Insignia”), representing approximately 16% of Insignia’s outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016, March 31, 2017 and June 30, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $5,106,000 to $3,604,000 at June 30, 2016 and then to $2,463,000 at March 31, 2017 and to $1,724,000 at June 30, 2017 after the acquisition during the quarter of shares having a cost basis of $32,000, reflecting, in the aggregate, an other-than-temporary impairment of $3,414,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date which resulted in a dividend of approximately $1.2 million to the Company. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017. During the fourth quarter of the 2017 fiscal year, we recognized an additional investment loss of approximately $112,000 principally due to an other-than-temporary decline in fair value of other investment securities that had been in a continuous loss position for more than 12 months.

At December 31, 2017, the Company held 338,000 shares of common stock of Oxbridge Re Holdings Limited (NASDAQ: OXBR) (Oxbridge). On the basis of its December 31, 2017 “other-than-temporary” impairment assessment, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Oxbridge. The Company’s cost basis in its Oxbridge investment was lowered from $1,516,000 to $727,000 at December 31, 2017 which represents an other-than temporary impairment of $789,000.

All securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

6.	Inventories

Inventories consisted of the following:

	December 31, 2017	March 31, 2017
Ground support service parts	$2,534,770	$2,447,395
Ground equipment manufacturing:
Raw materials	3,018,153	1,452,201
Work in process	2,203,132	832,635
Finished goods	2,747,129	10,001,193
Printing equipment and maintenance
Raw materials	2,737,534	3,325,142
Work in process	-	324,949
Finished goods	599,579	790,345
Commercial jet engines and parts	8,167,600	3,407,339
Total inventories	22,007,897	22,581,199
Reserves	(2,340,692)	(2,802,356)

Total, net of reserves	$19,667,205	$19,778,843

7.	Stock Based Compensation

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

No options were exercised under Air T, Inc.’s stock option plan during the three-month and nine-month periods ended December 31, 2017 and 2016. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the three-month and nine-month periods ended December 31, 2017 and 2016, respectively. At December 31, 2017, there was no unrecognized compensation expense related to the Air T Inc. stock options.

No options were granted or exercised during the December 2017 quarter under any of Delphax’s stock option plans. Delphax did not recognize any stock-based compensation expense during the December 2017 quarter.

8.	Financing Arrangements

On December 21, 2017, the Company refinanced its previously existing financing arrangement with Branch Banking and Trust Company (“BB&T) by entering into a Credit Agreement (“MBT Credit Agreement”) with Minnesota Bank & Trust (“MBT”), pursuant to which MBT extended to the Company an aggregate of $26,900,000 in financing in the form of a floating-rate, $10,000,000 revolving credit facility, and three, fixed-rate amortizing term loans in the amounts of $10,000,000 (“Term Loan A”), $5,000,000 (“Term Loan B”) and $1,900,000 (“Term Loan C”), respectively. The interest rate on the $10,000,000 revolving note floats at a rate equal to the prime rate plus one percent (1%); the interest rate on Term Note A floats at the one month LIBOR rate plus two percent (2%); the interest rate on Term Note B is fixed at four and one-half percent (4.50%); and, the interest on Term Note C floats at a rate equal to prime minus one percent (1%), subject to a floor of three and one quarter percent (3.25%). In connection with the financing, the Company entered into a swap agreement to fix the interest rate on Term Note A at four and 56/100ths percent (4.56%). The revolving note is due on November 30, 2019, Term Loan A and Term Loan B mature in ten years from the date of issuance, and Term Loan C matures on January 1, 2019 although there are no amounts outstanding on this loan as of December 31, 2017. The loans are guaranteed by certain subsidiaries of the Company, secured by a first lien on all personal property of the Company and the guaranteeing subsidiaries. The Company applied a portion of the proceeds from the financing to refinance the obligations of the Company and certain of its subsidiaries under its Prior Revolving Credit Facility (as defined below) with BB&T.

On December 21, 2017, the Company entered into an interest rate swap pursuant to an International Swap Dealer’s Association, Inc. Master Agreement with MBT. The effective date of the swap was January 1, 2018 and the termination date of the swap agreement is January 1, 2028. As of January 1, 2018, the notional amount was $10,000,000, which amount adjusts each month consistent with the amortization schedule of Term Note A. The purpose of the swap is to fix the interest rate on the Company’s $10,000,000 Term Note A at four and 56/100ths percent (4.56%), thereby mitigating the interest rate risk inherent in Term Note A. The fair value of the interest rate swap as of December 31, 2017 was a liability of $199,000. The interest rate swap was not designated as a hedging instrument. The change in the fair value of the swap from the trade date to December 31, 2017 is recorded in the condensed consolidated statements of income (loss). The interest rate swap is considered a Level 2 fair value measurement.

The MBT Credit Agreement contains affirmative and negative covenants, including covenants requiring compliance certificates and borrowing base certificates, notices of events of default or other events deemed to have a material adverse effect on the Company, as defined in the credit agreement, and limitations on certain types of additional debt and certain types of investments. The MBT Credit Agreement also contains financial covenants applicable to the Company and the obligation subsidiaries, including either the maintenance of a Debt Service Coverage Ratio of 1.25 to 1.00 or an Asset Coverage Ratio of 1.50 to 1.00.

The MBT Credit Agreement contains events of default, as defined therein, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in the Company’s or the guaranteeing subsidiaries’ financial condition. At December 31, 2017, the Company and the subsidiaries were in compliance with all applicable covenants under this credit facility.

As of December 31, 2017, long-term debt under the financing arrangements with MBT is as follows:

Term Note A	$10,000,000
Term Note B	5,000,000
Term Note C	-
Revolving credit facility	7,248,489
Total	22,248,489
Current portion of long-term debt	2,500,000
Long-term debt, less current portion	19,748,489
Less: Unamortized deferred financing costs	(143,813)
$19,604,676

Prior to December 21, 2017, the Company had a senior secured revolving credit facility of $25.0 million with BB&T with a maturity date of April 1, 2019 (the “Prior Revolving Credit Facility”). Initially, borrowings under the Prior Revolving Credit Facility bore interest (payable monthly) at an annual rate of one-month LIBOR plus an incremental amount ranging from 1.50% to 2.00% based on a consolidated leverage ratio. In addition, a commitment fee accrued with respect to the unused amount of the Prior Revolving Credit Facility at an annual rate of 0.15%. The Company included the commitment fee expense within the interest expense and other line item of the accompanying condensed consolidated statements of income. Amounts applied to repay borrowings under the Prior Revolving Credit Facility could be reborrowed, subject to the terms of the facility.

On May 2, 2017, the Company and certain of its subsidiaries entered into an amendment to the agreement governing the Prior Revolving Credit Facility to establish a separate $2.4 million term loan facility under that agreement. Each of the Company and such subsidiaries were obligors with respect to the term loan, which matured on May 1, 2018, with equal $200,000 installments of principal due monthly, commencing June 1, 2017. Interest on the term loan was payable monthly at a per annum rate equal to 25 basis points above the interest rate applicable to the Prior Revolving Credit Facility. The proceeds of the term loan were used to fund the acquisition of the AirCo business. The term loan was secured by the existing collateral securing borrowings under the Prior Revolving Credit Facility, including such acquired assets.

Effective as of June 28, 2017, the Company and certain of its subsidiaries agreed to amend the Prior Revolving Credit Facility to provide that the interest rates on the revolving loans and the above-referenced term loan under the Prior Revolving Credit Facility were each increased by an additional 0.25% per annum from the date of the amendment until the second business day after delivery of a compliance certificate for the quarter ended March 31, 2017 or any subsequent fiscal quarter end showing compliance with the financial covenants required under the Prior Revolving Credit Facility, other than with respect to covenants as to which compliance had been waived. The compliance certificate for the quarter ended June 30, 2017, was so delivered on October 26, 2017 and accordingly, the additional 0.25% per annum additional interest ceased to accrue commencing on October 26, 2017.

The Prior Revolving Credit Facility contained a number of affirmative and negative covenants as well as financial covenants. Revisions to the terms of the Prior Revolving Credit Facility and waiver of compliance with certain covenants by the lender occurred pursuant to a number of amendments to the facility.

On October 31, 2016, the Company and its subsidiaries, MAC, GGS, CSA, GAS, ATGL, Jet Yard and Stratus Aero Partners, LLC, entered into a loan agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the Prior Revolving Credit Facility lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility located in Denver, North Carolina. Under the Construction Loan Agreement, the Company was permitted to make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bore interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) commenced in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement were secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. The Construction Loan included the same covenants as in the Prior Revolving Credit Facility.

All of the obligations of the Company and its subsidiaries under the Prior Revolving Credit Facility including the Construction Loan Agreement referenced above were repaid in full with proceeds of the MBT Credit Agreement, and the Prior Revolving Credit Facility was terminated effective as of December 21, 2017.

On May 5, 2017, Contrail Aviation Support, LLC (“Contrail Aviation”), a partially owned subsidiary of the Company, entered into a Business Loan Agreement with Old National Bank (“ONB Loan Agreement”). The ONB Loan Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to $15,000,000 and replaces the revolving credit facility that Contrail Aviation had entered into with BMO Harris Bank N.A on July 18, 2016. Borrowings under the ONB Loan Agreement will bear interest at an annual rate equal to one-month LIBOR plus 3.00%. At December 31, 2017, $9,353,000 of aggregate borrowings were outstanding under the ONB Loan Agreement and $5,647,000 was available for borrowing.

The obligations of Contrail Aviation under the ONB Loan Agreement are secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the ONB Loan Agreement, plus costs of collection.

The ONB Loan Agreement contains affirmative and negative covenants, including covenants that restrict Contrail Aviation’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different than it presently conducts. The ONB Loan Agreement also contains financial covenants applicable to Contrail Aviation, including maintenance of a Cash Flow Coverage Ratio of 2.0 to 1.0, a Tangible Net Worth of not less than $3,500,000, and a Debt Service Coverage Ratio of 1.1 to 1.0, as such terms are defined in the ONB Loan Agreement.

The ONB Loan Agreement contains Events of Default, as defined, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail Aviation’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail Aviation, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail Aviation’s financial condition. At December 31, 2017, Contrail Aviation was in compliance with these covenants.

On October 27, 2017 AirCo 1, LLC, a wholly-owned subsidiary of AirCo, LLC, closed a loan in the amount of $3,441,000 from Minnesota Bank & Trust in order to finance, in part, the purchase of a 737-800 airframe for the purpose of disassembling the plane and selling it for parts. The plane will be disassembled by Jet Yard, LLC, an affiliate, and the parts will be sold on consignment to AirCo, LLC, which will market them to third parties. AirCo 1, LLC is a special purpose entity formed for the purpose of this transaction. Borrowings under this loan agreement will bear interest at an annual rate of 7.25%. Beginning on November 1, 2017, monthly installments of accrued interest are due. The principal balance on the loan and any remaining unpaid interest being due on March 26, 2019. At December 31, 2017, the outstanding balance on this loan was approximately $3,347,000, which is reported net of deferred financing costs of $58,000 on the consolidated balance sheet.

The loan contains affirmative and negative covenants and is secured by a security interest in all of AirCo 1, LLC’s assets, a collateral assignment of the purchase agreement for the plane, assignments of the disassembly contract and the consignment agreement, and bailee agreements with Jet Yard, LLC and AirCo, LLC. AirCo, LLC is a wholly-owned subsidiary of Stratus Aero Partners LLC. The loan is not guaranteed by the Company.

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

Consolidated Variable Interest Entity

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

The following table sets forth the carrying values of Delphax’s assets and liabilities as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240,468	$328,327
Accounts receivable, net	661,749	2,036,221
Inventories	169,048	1,941,729
Other current assets	508,980	1,145,274
Total current assets	1,580,245	5,451,551
Property and equipment	-	8,007
Total assets	$1,580,245	$5,459,558

LIABILITIES
Current liabilities:
Accounts payable	$2,283,154	$2,482,578
Income tax payable	11,312	11,312
Accrued expenses	3,099,812	3,627,162
Short-term debt	2,460,670	4,714,257
Total current liabilities	7,854,948	10,835,309

Net Assets	$(6,274,703)	$(5,375,751)

The short-term debt is comprised of amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of December 31, 2017, the outstanding principal amount of the Senior Subordinated Note was approximately $1,675,000 ($2,500,000 as of March 31, 2017) and the outstanding borrowings under the Delphax Senior Credit Agreement were $0 ($1,541,000 as of March 31, 2017). Short-term debt as reflected in the above table includes approximately $786,000 and $388,000 of accrued interest, due to the Company from Delphax Technologies, Inc. under the Senior Subordinated Note as of December 31, 2017 and March 31, 2017, respectively. Short term debt as of March 31, 2017 also includes approximately $112,000 of accrued interest, due to the Company from Delphax Canada and Delphax Technologies, Inc. under the Delphax Senior Credit Agreement. As a result of the foreclosure completed by the Company on August 10, 2017, the amount secured by the Delphax Senior Credit Agreement was satisfied.

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

With its being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as one single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of December 31, 2017, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

The intercompany balances under the Delphax Senior Subordinated Note as of December 31, 2017 are eliminated in the presentation of the condensed consolidated financial statements. The effect of interest expense arising under the Senior Subordinated Note and, from January 6, 2017 to August 10, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or loss to non-controlling interests because Delphax is a variable interest entity.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through December 31, 2017. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.

As a result of the application of the above-described attribution methodology, for the nine months ended December 31, 2017, the attribution of Delphax net income to non-controlling interests was 3.19% and for the nine months ended December 31, 2016, the attribution of Delphax net loss to non-controlling interests was 33%.

The following table sets forth the revenue and expenses of Delphax, prior to intercompany eliminations, that are included in the Company’s condensed consolidated statements of income (loss) for the nine months ended December 31, 2017 and 2016.

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)

Operating Revenues	$5,324,763	$7,648,724

Operating Expenses:
Cost of sales	2,860,159	8,671,905
General and administrative	1,213,885	2,295,255
Research and development	195,653	858,480
Depreciation, amortization and impairment	8,007	1,713,322
	4,277,704	13,538,962
Operating Income (Loss)	1,047,059	(5,890,238)

Non-operating Income (Expense), net	(540,076)	103,966

Income (Loss) Before Income Taxes	506,983	(5,786,272)

Income Taxes	-	-

Net Income (Loss)	$506,983	$(5,786,272)

Non-operating income (expense), net, includes interest expense of approximately $567,000 associated with the Senior Subordinated Note and the Delphax Senior Credit Agreement for the nine months ended December 31, 2017 and approximately $172,000 associated with the Senior Subordinated Note for the nine months ended December 31, 2016. This interest expense was eliminated for purposes of net income (loss) presented in the Company’s accompanying consolidated statements of income (loss) and comprehensive income (loss) for the nine months ended December 31, 2017 and 2016, though the effect of intercompany interest under the Senior Subordinated note and the Delphax Senior Credit Agreement is reflected in the attribution of Delphax net income or losses attributed to non-controlling interests.

Unconsolidated Variable Interest Entities and Other Entities

As discussed in Note 2, BCCM Advisors holds equity interests in certain investment funds as of December 31, 2017. The Company determined that the equity interest it holds as the general partner in the following funds are variable interests based on the applicable GAAP guidance: Blue Clay Capital Partners CO I LP, Blue Clay Capital Partners CO III LP and Blue Clay Capital SMid-Cap LO LP. However, the Company further determined that these funds should not be consolidated as BCCM Advisors is not the primary beneficiary of these variable interest entities. The Company determined that its equity interest in the Blue Clay Capital Master Fund Ltd. is not a variable interest and should not be consolidated based on the applicable GAAP guidance. The Company’s total investment within these investment funds at December 31, 2017 is valued at $227,000, consistent with the purchase price of the general partnership and equity interests disclosed in Note 2. The Company’s exposure to loss is limited to its initial investment.

10.	Geographical information

Total property and equipment, net of accumulated depreciation, located in the United States, (the Company's country of domicile), and that held outside the United States are summarized in the following table as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
United States, the Company’s country of domicile	$11,577,515	$5,323,471
Foreign	6,561,145	1,017
Total property and equipment, net	$18,138,660	$5,324,488

Total revenue, in and outside the United States is summarized in the following table for the nine-month periods ended December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
United States, the Company’s country of domicile	$127,425,254	$96,223,786
Foreign	13,634,855	8,561,627
Total revenue	$141,060,109	$104,785,413

11.	Segment Information

The Company has seven business segments. The overnight air cargo segment, composed of the Company’s Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, operates in the air express delivery services industry. The ground equipment sales segment, composed of the Company’s Global Ground Support, LLC (“GGS”) subsidiary, manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the U.S. military and industrial customers. The ground support services segment, composed of the Company’s Global Aviation Services, LLC (“GAS”) subsidiary, provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers. The printing equipment and maintenance segment is composed of Delphax and its subsidiaries, which was consolidated for financial accounting purposes beginning November 24, 2015, along with the newly formed subsidiary, Delphax Solutions, Inc. (“Delphax Solutions”). Delphax sells advanced digital print production equipment, maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment is sold through Delphax and its subsidiaries located in the United Kingdom and France. Air T has contributed certain of the assets acquired in foreclosure to a newly formed subsidiary, Delphax Solutions, which has contracted with Delphax to supply legacy parts and consumables, as well as to serve as a fulfilment provider to Delphax for logistics and sales order processing. In addition, Delphax Solutions intends to pursue market success for the élan printer system, as Delphax is no longer actively selling its product lines. Delphax Solutions has entered into an agreement with Delphax for a license for intellectual property and rights to the élan printing system and technologies in return for royalties based on sales. Delphax Solutions intends pursue sales of the élan printing system and related product lines both directly and through qualified resellers and agents.

In July 2016, the Company’s majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines or components and supplying surplus and aftermarket commercial jet engine component. In October 2016, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. In May 2017, our newly formed subsidiaries AirCo, LLC and AirCo Services, LLC, acquired the inventory and principal assets of a business based in Wichita, Kansas that distributes and sells airplane and aviation parts. AirCo 1, LLC was formed in September 2017 as a wholly-owned subsidiary of AirCo, LLC (collectively considered “AirCo” with AirCo, LLC and AirCo Services, LLC). Contrail Aviation, Jet Yard and AirCo comprise the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings.

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

In March 2014, the Company formed Space Age Insurance Company (“SAIC”), a captive insurance company licensed in Utah.  SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs (including the risk of loss of key customers and contacts, administrative actions and regulatory changes); and may from time to time underwrite third-party risk through certain reinsurance arrangements.  On December 15, 2017, BCCM, Inc. (“BCCM”), a newly-formed, wholly-owned subsidiary of the Company, completed the acquisition of Blue Clay Capital. BCCM also has two wholly-owned subsidiaries, BCCM Advisors, LLC and BCCM Services, LLC. The activity of SAIC and BCCM, including the wholly-owned subsidiaries, is included in the Corporate segment noted below.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income. For the quarters ended December 31, 2017 and 2016, the premiums paid to SAIC by the Company were allocated among the operating segments based on segment revenue and certain identified corporate expense were allocated to the segments based on the relative benefit of those expenses to each segment.

Segment data is summarized as follows (data by segment is shown pre-intercompany eliminations):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Operating Revenues:
Overnight Air Cargo	$18,028,688	$17,099,640	$52,851,936	$50,888,019
Ground Equipment Sales:
Domestic	11,877,589	781,519	32,200,847	16,472,690
International	1,045,318	1,960,841	2,187,825	4,029,235
Total Ground Equipment Sales	12,922,907	2,742,360	34,388,672	20,501,925
Ground Support Services	8,651,138	7,579,661	26,565,537	21,417,854
Printing Equipment and Maintenance:
Domestic	1,048,793	2,151,030	2,773,103	5,400,433
International	-	538,868	2,709,993	2,248,291
Total Printing Equipment and Maintenance	1,048,793	2,689,898	5,483,096	7,648,724
Commercial Jet Engines and Parts:
Domestic	6,718,293	1,558,983	17,184,368	2,009,171
International	1,349,852	1,439,182	8,737,037	2,284,101
Total Commercial Jet Engines and Parts	8,068,145	2,998,165	25,921,405	4,293,272
Leasing	33,863	37,547	104,426	501,062
Corporate	338,490	281,926	919,555	845,778
Intercompany	(4,590,777)	2,339,973	(5,174,517)	(1,311,221)
Total	$44,501,246	$35,769,170	$141,060,109	$104,785,413

Operating Income (Loss):
Overnight Air Cargo	$996,819	$716,356	$2,709,991	$2,136,337
Ground Equipment Sales	1,084,303	(912,893)	2,415,527	672,464
Ground Support Services	(114,064)	(41,199)	518,873	(391,968)
Printing Equipment and Maintenance	(984,465)	1,056,972	(542,651)	(5,890,238)
Commercial Jet Engines and Parts	38,047	491,479	800,227	534,285
Leasing	(8,776)	226,011	2,793	405,426
Corporate	(83,335)	(453,577)	(2,339,114)	(1,917,110)
Intercompany	(376,849)	556,268	(325,740)	38,478
Total	$551,680	$1,639,417	$3,239,906	$(4,412,326)

Capital Expenditures:
Overnight Air Cargo	$7,076	$43,542	$27,422	$79,582
Ground Equipment Sales	206,603	-	208,861	19,596
Ground Support Services	70,241	119,381	213,525	331,520
Printing Equipment and Maintenance	19,926	-	28,417	9,927
Commercial Jet Engines and Parts	6,639,721	50,154	13,722,702	50,154
Corporate	44,462	-	1,046,317	3,066,500
Leasing	-	393,890	-	1,027,228
Intercompany	-	-	-	(3,066,500)
Total	$6,988,029	$606,967	$15,247,244	$1,518,007

Depreciation, amortization and impairment:
Overnight Air Cargo	$27,161	$31,866	$88,305	$91,175
Ground Equipment Sales	90,558	359,021	340,937	453,941
Ground Support Services	121,340	103,600	346,596	274,309
Printing Equipment and Maintenance	2,570	(13,082)	10,577	1,713,322
Commercial Jet Engines and Parts	430,366	38,221	627,480	66,627
Leasing	14,810	14,516	44,432	232,806
Corporate	130,109	49,390	289,602	116,175
Intercompany	(1,324)	(171,734)	(3,974)	(193,284)
Total	$815,590	$411,798	$1,743,955	$2,755,071

The elimination of intercompany revenues is related to the sale during the quarter ended December 31, 2016 of two élan printers by Delphax to ATGL during the nine months ended December 31, 2016, along with the premiums paid to SAIC, and the elimination of intercompany operating income for such period reflects the margins on the sales of those assets, elimination of excess depreciation and amortization related to the margin on those assets, and the premiums paid to SAIC. The sale of élan printers did not reoccur during the nine months ended December 31, 2017.

The elimination of intercompany revenues is primarily related to the sale of an aircraft from Contrail Aviation to AirCo during the quarter ended December 31, 2017 along with the premiums paid to SAIC. The elimination of intercompany operating income for such period reflects the margins on the sales of those assets.

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment of $2,900,000, which amount was included in the “Other non-current liabilities” in the consolidated balance sheet at March 31, 2017. As a result of the EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to that Earnout Period is $1,000,000, which amount was paid in October 2017. The remaining liability of $1,900,000 is included in the “Other non-current liabilities” in the consolidated balance sheet at December 31, 2017.

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

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000-foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL are headquartered at this facility. The lease for this facility provides for monthly rent of $14,862 and expired on January 31, 2018. Operations conducted at this facility were relocated to a newly constructed, owned facility on July 31, 2017.

Contrail Aviation leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a corporation whose stock is owned equally by Mr. Joseph Kuhn, Chief Executive Officer of Contrail Aviation, and Mrs. Miriam Kuhn, Chief Financial Officer of Contrail Aviation. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of $118,906 to Cohen Kuhn Properties, LLC pursuant to such lease during the period from April 1, 2017 through December 31, 2017. The lease for this facility expires on June 30, 2021, though the Company has the option to renew the lease for a period of five years on the same terms. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

On December 15, 2017, BCCM, Inc. (“BCCM”), a newly-formed, wholly-owned subsidiary of the Company, completed the previously announced acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”), an investment management firm based in Minneapolis, Minnesota. In connection with the transaction, BCCM acquired the assets of, and assumed certain liabilities of, Blue Clay Capital in return for payment to Blue Clay Capital of $1.00, subject to adjustment for Blue Clay Capital’s net working capital as of the closing date. Gary S. Kohler, a director of the Company, was the sole owner of Blue Clay Capital. Mr. Kohler entered into an employment agreement with BCCM to serve as its Chief Investment Officer in return for an annual salary of $50,000 plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses. Effective December 27, 2017, Blue Clay Capital Master Fund Ltd., one of the investment funds managed by Blue Clay Capital prior to the conversion to BCCM Advisors on December 31, 2017, sold approximately 52,000 shares of the Company’s stock.

14.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements.

On January 16, 2018, the Company purchased an additional 1,133,000 shares of Insignia at a price of $1.25 per share for a total cost of approximately $1.4 million. After this purchase, the Company owned approximately 26% of Insignia’s total common stock.

On January 31, 2018, Contrail Aviation executed an additional Business Loan Agreement with Old National Bank (“Additional ONB Loan Agreement”). The Additional ONB Loan Agreement provides for borrowings by Contrail Aviation in an amount equal to $9,920,000 and is in addition to the revolving credit provided under the ONB Loan Agreement previously entered into between Contrail Aviation and Old National Bank on May 5, 2017, as further described above in note 8. Borrowings under the Additional ONB Loan Agreement will bear interest at an annual rate equal to 1-month LIBOR plus 375 basis points and matures on January 26, 2021. Pursuant to the Additional ONB Loan Agreement, Contrail Aviation is required to make quarterly payments equal to $250,000, plus an additional “excess cash flow payment” equal to seventy percent (70%) of the gross lease income of the Collateral minus $250,000.

The obligations of Contrail Aviation under the Additional ONB Loan Agreement are secured by a first-priority security interest in certain assets of Contrail Aviation and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the Loan Agreement, plus costs of collection.

The Additional ONB Loan Agreement contains affirmative and negative covenants, including covenants that restrict Contrail Aviation’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different than it presently conducts.

The Additional ONB Loan Agreement contains Events of Default, as defined therein, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, death or incompetency of any guarantor or material adverse changes in Contrail Aviation’s financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a decentralized holding company with ownership interests in a broad set of operating and financial assets that are designed to expand, strengthen and diversify cash earnings. Our goal is to build on Air T’s core businesses, to expand into adjacent industries, and when appropriate, to acquire companies that we believe fit into the Air T family.

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

In the past two years, we have organized or acquired businesses operating in three other segments. In October 2015, we formed a wholly-owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment. In November 2015 we acquired debt and equity interests in Delphax Technologies, Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment. In July 2016, our majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components. In October 2016, we acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. In May 2017, our newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”), acquired the inventory and principal assets of a business based in Wichita, Kansas that distributes and sells airplane and aviation parts. Contrail Aviation, Jet Yard and AirCo comprise the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings. On December 15, 2017, BCCM, a newly-formed, wholly-owned subsidiary of the Company completed the previously announced acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”), an investment management firm based in Minneapolis, Minnesota. BCCM is included within Corporate in the segment information provided below.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Following is a table detailing revenue by segment and by major customer category (numbers were derived from unaudited financial statements for the three and nine-months ended December 31, 2017 and 2016):

(Dollars in thousands)
	Three Months Ended December 31,				Nine Months Ended December 31,
	2017		2016		2017		2016

Overnight Air Cargo:
FedEx	$18,029	41%	$17,100	48%	$52,852	37%	$50,888	49%

Ground Equipment Sales:
Military	1,307	3%	138	0%	2,367	2%	3,259	3%
Commercial - Domestic	10,560	24%	3,301	9%	29,823	21%	13,455	13%
Commercial - International	1,045	2%	1,961	5%	2,187	2%	4,029	4%
	12,912	29%	5,400	15%	34,377	25%	20,743	20%

Ground Support Services	8,643	19%	7,580	21%	26,558	19%	21,418	20%

Printing Equipment and Maintenance:
Domestic	1,049	2%	2,115	6%	2,773	2%	4,694	4%
International	(143)	0%	539	2%	2,567	2%	2,248	2%
	906	2%	2,654	7%	5,340	4%	6,942	7%

Commercial Jet Engines and Parts:
Domestic	2,578	6%	1,559	4%	13,043	9%	2,009	2%
International	1,351	3%	1,439	4%	8,738	6%	2,284	2%
	3,929	9%	2,998	8%	21,781	15%	4,293	4%

Leasing	34	0%	38	0%	104	0%	501	0%

Corporate	48	0%	-	0%	48	0%	-	0%

	$44,501	100%	$35,769	100%	$141,060	100%	$104,785	100%

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

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the current dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft under the dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA. Under the dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated. The amount of the monthly administrative fee under the current dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are borne by MAC and CSA and not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked. Since MAC and CSA entered into the current dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. MAC and CSA have entered into such an amendment effective as of June 1, 2017 which positively affected MAC and CSA’s profitability for the three and nine months ended December 31, 2017 compared to results for the three and nine months ended December 31, 2016.

On June 1, 2016, the current dry-lease agreements were amended to extend the expiration date to May 31, 2020. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs fewer than six employees. As of the date of this report, FedEx would have been permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis. FedEx has been a customer of the Company since 1980. Loss of the FedEx contracts would have a material adverse effect on the Company.

Pass-through costs under the dry-lease agreements with FedEx totaled $5,548,000 and $5,663,000 for the three-month periods ended December 31, 2017 and 2016, respectively, and $16,334,000 and $16,474,000 for the nine-month periods ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, MAC and CSA had an aggregate of 81 aircraft under its dry-lease agreements with FedEx.  Included within the 81 aircraft, two Cessna Caravan aircrafts are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

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

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options exercisable by the USAF. All option periods under the contract were exercised and the contract expired in September 2015, though it continues to govern orders placed under the contract prior to its expiration. Sale of flight-line tow tractors under this contract have been at very low margins. This contract was completed in March 2017, and GGS had no revenues for sales of flight-line tow tractors in the nine months ended December 31, 2017, compared to sales of approximately $2,370,000 for the nine months ended December 31, 2016. Because the USAF is not obligated to purchase a set or minimum number of units under these contracts, the value of these contracts, as well as the number of units to be delivered, depends upon the USAF’s requirements and available funding.

GGS contributed approximately $34,377,000 and $20,743,000 to the Company’s revenues, net of intercompany eliminations, for the nine-month periods ended December 31, 2017 and 2016, respectively, representing an increase of $13,634,000 (66%).

At December 31, 2017, GGS’s order backlog was $17.9 million compared to $20.4 million at September 30, 2017 and $11.2 million at December 31, 2016.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At December 31, 2017, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 114 customers at 84 North American airports. During the quarter ended March 31, 2017, GAS entered into new agreements with its principal customer, which replaced certain fixed-price agreements covering certain locations that had been unprofitable. In addition, in December 2016, GAS was awarded a five-year contract to provide a major airline customer with ground support equipment services at 28 locations. In the contract award, which was part of a periodic request-for-bid process, GAS retained 21 of its 22 incumbent locations with the customer covered by the RFP process and added seven new locations.

On October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”), which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of up to $100,000 were also be payable based on specified performance for the twelve-month period ending September 30, 2017. Based on actual revenue earned by D&D through September 30, 2017, the earn-out payment under the purchase agreement was $100,000, which was paid in October 2017.

GAS contributed approximately $26,558,000 and $21,418,000 to the Company’s revenues for the nine-month periods ended December 31, 2017 and 2016, respectively, representing an increase of $5,140,000 (24%).

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

The printing equipment and maintenance segment contributed approximately $5,340,000 and $6,942,000 to the Company’s revenues for the nine-month periods ended December 31, 2017 and 2016, respectively, representing a decrease of $1,602,000 (23%).

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

With its being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as a single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of December 31, 2017, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

Air T has contributed certain of the assets acquired in foreclosure to a newly formed subsidiary, Delphax Solutions, Inc. (“Delphax Solutions”), which has contracted with Delphax to supply legacy parts and consumables, as well as to serve as a fulfilment provider to Delphax for logistics and sales order processing. In addition, Delphax Solutions intends to pursue market success for the élan printer system, as Delphax is no longer actively selling its product lines. Delphax Solutions has entered into an agreement with Delphax for a license for intellectual property and rights to the élan printing system and technologies in return for royalties based on sales. Delphax Solutions intends pursue sales of the élan printing system and related product lines both directly and through qualified resellers and agents.

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

The commercial jet engines and parts segment contributed approximately $21,781,000 and $4,293,000 to the Company’s revenues for the nine-month periods ended December 31, 2017 and 2016, respectively, representing a increase of $17,488,000 (407%).

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

On June 7, 2017, SAIC invested $500,000 for a 40% interest in TFS Partners LLC (“TFS Partners”), a single-purpose investment entity organized by SAIC and other investors, for the purpose of making an investment in a limited liability company, The Fence Store LLC (“Fence Store LLC”), organized for the purpose of acquiring substantially all of the assets of The Fence Store, Inc. (“Fence Store Inc.”). TFS Partners acquired a 60% interest in Fence Store LLC, which has completed the purchase of substantially all of the assets of Fence Store Inc. Prior to this transaction, Fence Store Inc. operated a business under the tradename “Town and Country Fence” selling and installing residential and commercial fencing in the greater Twin Cities, Minnesota area. Fence Store LLC intends to continue this business.

On December 15, 2017, BCCM, Inc. (“BCCM”), a newly-formed, wholly-owned subsidiary of the Company, completed the acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”), an investment management firm based in Minneapolis, Minnesota. In connection with the transaction, BCCM acquired the assets of, and assumed certain liabilities of, Blue Clay Capital in return for payment to Blue Clay Capital of $1.00, subject to adjustment for Blue Clay Capital’s net working capital as of the closing date. Gary S. Kohler, a director of the Company, was the sole owner of Blue Clay Capital. In connection with the transaction, (i) BCCM replaced Blue Clay Capital as the managing general partner of certain investment funds managed by Blue Clay Capital (Blue Clay Capital Partners, LP, Blue Clay Capital Partners CO I, LP, Blue Clay Capital Partners CO III, LP and Blue Clay Capital SMid-Cap LO, LP); (ii) Mr. Kohler entered into an employment agreement with BCCM to serve as its Chief Investment Officer in return for an annual salary of $50,000 plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses; and (iii) David Woodis, President of Blue Clay Capital, entered into an employment agreement with BCCM to serve as its Chief Operating Officer and Chief Financial Officer in return for an annual salary of $125,000 plus revenue sharing and eligibility to participate in discretionary annual bonuses.

In connection with the Blue Clay Capital acquisition, a Partnership Interest Conversion and General Partner Admittance Agreement (“Conversion Agreement”) was entered into effective December 31, 2017 between Blue Clay Capital, BCCM, BCCM Advisors, LLC (“BCCM Advisors”), a wholly-owned subsidiary of BCCM, and various Blue Clay Capital investment funds. Per the Conversion Agreement, Blue Clay Capital sold to BCCM Advisors, and BCCM Advisors purchased from Blue Clay, the general partnership interests in certain investment funds previously managed by Blue Clay Capital (as specified above) for a purchase price equal to, with respect to each general partnership, of (i) one percent (1%) of the aggregate capital accounts of each fund as valued on December 31, 2017 and (ii) $100,000 (or $10,000 in the case of Blue Clay Capital SMid-Cap LO, LP). Upon acquisition of each of the general partnership interests, BCCM Advisors was admitted as the general partner of each fund. Blue Clay Capital retained the incentive allocations associated with Blue Clay Capital Partners CO I, LP and Blue Clay Capital Partners CO III. BCCM Advisors will receive all future incentive allocations accruing as of January 1, 2018 and thereafter associated with Blue Clay Capital Partners, LP which is the onshore feeder fund to the Blue Clay Capital Master Fund Ltd. Management determined that the price paid of $227,000 for the combined general partnership interests approximates the fair value of those interests. The portion of the purchase price paid for the general partnership interest in Blue Clay Capital Partners, LP is allocated as an equity interest in the Blue Clay Capital Master Fund, Ltd.

Additionally, effective December 31, 2017, BCCM Advisors entered into an Investment Management Agreement in which it agreed to manage the investments of the following funds: Blue Clay Capital Master Fund Ltd., Blue Clay Capital Fund Ltd. and Blue Clay Capital Partners LP. In connection with the effective date of the Investment Management Agreement, BCCM Advisors became the Incentive Allocation Shareholder of the Blue Clay Capital Master Fund Ltd.

At December 31, 2017, the Company held approximately 1.9 million shares of common stock of Insignia Systems, Inc. (NASDAQ: ISIG) (“Insignia”), representing approximately 16% of Insignia’s outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016, March 31, 2017 and June 30, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $5,106,000 to $3,604,000 at June 30, 2016 and then to $2,463,000 at March 31, 2017 and to $1,724,000 at June 30, 2017 after the acquisition during the quarter of shares having a cost basis of $32,000, reflecting, in the aggregate, an other-than-temporary impairment of $3,414,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend, approximately $1,200,000, is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017. During the fourth quarter of the 2017 fiscal year, we recognized an additional investment loss of approximately $112,000 principally due to an other-than-temporary decline in fair value of other investment securities that had been in a continuous loss position for more than 12 months.

At December 31, 2017, the Company held 338,000 shares of common stock of Oxbridge Re Holdings Limited (NASDAQ: OXBR) (Oxbridge). On the basis of its December 31, 2017 “other-than-temporary” impairment assessment, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Oxbridge. The Company’s cost basis in its Oxbridge investment was lowered from $1,516,000 to $727,000 at December 31, 2017 which represents an other-than temporary impairment of $789,000.

Third Quarter Operating Highlights

For the third quarter of fiscal 2018, the Company’s revenues, net of intercompany eliminations, increased by $8,732,000 (24%) from the prior year comparable quarter. Operating income, net of intercompany eliminations, decreased by $1,088,000 (66%) compared to the prior year quarter principally due to losses in the current quarter in the printing equipment and maintenance and commercial jet engines and parts segments compared to the prior year comparable quarter which is offset by a large increase in sales volume which improved margins for GGS.

Revenues from the air cargo segment increased by $929,000 (5%) compared to the third quarter of the prior fiscal year, while operating income for the segment increased by $280,000 (39%), due principally to the impact from the June 1, 2017 amendment to the agreements with FedEx that increased the administrative fees payable under these agreements and due to an increase in billable maintenance hours along with an increase in maintenance pass-through costs and the addition of a new contract with another airline.

Revenues for GGS, net of intercompany eliminations, increased by $7,511,000 (139%) compared to the third quarter of the prior fiscal year. The segment’s operating income increased by $1,237,000 (804%) to $1,083,000 from a loss of $154,000 in the prior year’s comparable quarter. The increases in GGS revenues and operating income are due to an increase in sales volume of deicing trucks to some of the Company’s largest customers.

Revenues from our GAS subsidiary increased by $1,064,000 (14%) compared to the third quarter of the prior fiscal year as a result of the GAS’s growth in new markets and services offered to new and existing customers. The segment’s operating loss increased by $74,000 (179%) to $115,000 from an operating loss of $41,000 in the prior year’s comparable quarter as a result of an increase in labor and related expenses associated with increased headcount for new business.

The printing equipment and maintenance segment contributed revenues, net of intercompany eliminations, of $906,000 in the third quarter of fiscal 2018 and operating income, net of intercompany eliminations, of $140,000. In the prior year comparable quarter, this segment contributed revenues, net of intercompany eliminations, of $2,654,000 and an operating income of $1,021,000. The decrease in revenues and decrease in operating income are directly related to lost customers stemming from the events outlined in Note 9 and further described below related to the bankruptcy of Delphax Canada along with the costs incurred in connection with the start-up of Delphax Solutions.

The commercial jet engines and parts segment contributed $3,931,000 of revenues, net of intercompany eliminations, in the quarter ended December 31, 2017, while operating loss, net of intercompany eliminations, was $292,000. The segment was formed through the acquisitions of the businesses of Contrail Aviation, AirCo and Jet Yard. In the prior year comparable quarter, the commercial jet engines and parts segment consisted only of Contrail Aviation and Jet Yard which contributed revenues of $2,998,000 and operating income of $491,000. The increase in revenue is directly attributable to new customers compared to the prior year comparable quarter along with the acquisition of AirCo. The operating loss in the quarter ended December 31, 2017 is primarily driven by the operating results of Contrail Aviation as component sales declined.

Revenues from the leasing segment were approximately $34,000 for the quarter ended December 31, 2017 compared to revenues of $38,000 for the prior year comparable quarter.

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

Business Combinations. The Company accounts for business combinations in accordance with FASB Codification Section 805 (“ASC 805”) Business Combinations. Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the purchase consideration over the fair value of identifiable net assets acquired. Included in purchase consideration is the estimated acquisition date fair value of any earn-out obligation incurred. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section or, as applicable to redeemable non-controlling interests, between the liabilities and equity sections of the Company’s condensed consolidated balance sheet.

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

Attribution of Net Income or Loss of Partially-Owned Consolidated Entities. In the case of Delphax, we have determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and it subsidiary, Delphax Canada Technologies Limited (“Delphax Canada”). Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. The effect of interest expense arising under the Senior Subordinated Note and, from January 6, 2017 to August 10, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or losses attributed to non-controlling interests because Delphax is a variable interest entity. As a result of the application of the above-described attribution methodology, for the quarter ended December 31, 2017, the attribution of Delphax net income to non-controlling interests was 3.19% and for the quarter ended December 31, 2016, the attribution of Delphax net loss to non-controlling interests was 33%.

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

Variable Interest Entities. In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews to determine if we must consolidate a variable interest entity as its primary beneficiary.

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

Results of Operations

Third Quarter 2018 Compared to Third Quarter 2017

Consolidated revenues, net of intercompany eliminations, increased by $8,732,000 (24%) to $44,501,000 for the three-month period ended December 31, 2017 compared to the equivalent prior year period. Revenues in the overnight air cargo segment increased by $929,000 (5%). Administrative fee revenues increased reflecting the higher administrative fee amount paid under an amendment to the new dry-lease agreements which became effective on June 1, 2017. In addition, the segment’s maintenance revenues increased as a result of the higher billable hours compared to the prior year quarter and there was an increase in maintenance pass-through costs along with the addition of a new contract with another airline. Revenues in the ground equipment sales segment, net of intercompany eliminations, increased $7,511,000 (139%) primarily due to increased sales volume of deicing truck units. Revenues in the ground support services segment, net of intercompany eliminations, increased $1,064,000 (14%) primarily as a result of the Company’s growth in new markets and services offered to new and existing customers. Revenues in the printing equipment and maintenance segment decreased by $1,748,000 (66%) as a result of lost customers. Revenues in the commercial jet engines and parts segment increased $932,000 (31%) due to the acquisition of AirCo and growth in revenue from Contrail Aviation which is primarily due to new customers.

Operating expenses, net of intercompany eliminations, increased by $9,820,000 (29%) to $43,950,000 in the current year quarter compared to the equivalent prior period. Overnight air cargo operating expenses increased by $649,000 (4%) to $17,032,000 due to increases in operating costs not passed through to the customer. Pass-through costs for the overnight air cargo segment totaled $5,548,000 and $5,663,000 for the three-month periods ended December 31, 2017 and 2016, respectively. Ground equipment sales segment operating expenses, net of intercompany eliminations, increased $6,274,000 (113%) driven principally by increased sales volume compared to the prior year comparable quarter. Ground support services segment operating costs, net of intercompany eliminations, increased by $1,137,000 (15%) due to increases in labor and related expenses associated with increased headcount for new business. Operating expenses of the commercial jet engines and parts segment, net of intercompany eliminations, increased $1,716,000 (68%) due to the increased sales activity of Contrail Aviation and the acquisition of AirCo. Operating expenses of the printing equipment and maintenance segment, net of intercompany eliminations, decreased $867,000 (53%) due to the declining operations of Delphax in the current year period.

General and administrative expenses increased $2,292,000 (46%) to $7,252,000 for the three-month period ended December 31, 2017 compared to the equivalent prior year period. General and administrative expenses increased due an increase in executive and employee salaries, professional fees, insurance expenses and fees paid to contractors at the Corporate level along with the additional operating expenses from Contrail Aviation and AirCo and the start-up of Delphax Solutions, Inc.

Consolidated operating income, net of intercompany eliminations, for the quarter ended December 31, 2017 was $552,000 compared to operating income of $1,639,000 for the prior year equivalent quarter. Operating income for the air cargo segment increased by $280,000 resulting from the higher administrative fee amount paid under the new dry-lease agreements, as well as maintenance revenue increase as a result of the higher maintenance billable hours during the three months ended December 31, 2017 and the addition of a new contract with another airline. Operating income, net of intercompany eliminations, for the ground equipment segment increased by $1,237,000 (804%) which is driven by a large increase in sales volume which improved margins. Operating results for the ground support services segment decreased by $74,000 (179%) as a result of the increases in labor and related expenses for new business. Operating results of the commercial jet engines and parts segment, net of intercompany eliminations, decreased $783,000 (159%) due to the operating results of Contrail Aviation and Jet Yard which declined due to a decrease in component and parts sales. Operating income for the printing equipment and maintenance segment decreased by $881,000 (86%) to operating income of $140,000 primarily driven by lost customers of Delphax and costs incurred to start-up the operations of Delphax Solutions, Inc.

Net non-operating expense was $1,326,000 for the quarter ended December 31, 2017 compared to non-operating income of $175,000 for the prior period quarter. This change was principally due to the loss associated with the other-than-temporary impairment of the OXBR investment of $789,000 and the unrealized loss on the interest rate swap of $199,000 in the quarter ended December 31, 2017.

During the three-month period ended December 31, 2017, the Company recorded a tax benefit of $60,000 at an effective rate of 7.75%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 30.79% and the Company’s effective tax rate for the nine-month period ended December 31, 2017 was the change in valuation allowance relating to the other than temporary impairment of available for sale securities included in the pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the activity of Delphax, and state income tax expense. As a result of tax reform, the rate was also impacted by the recognition of the minimum tax credit carryforward and the expense relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate. During the three-month period ended December 31, 2016, the Company recorded $375,000 in income tax expense which resulted in an effective tax rate of 25.8%. The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the September 2016 quarter was the recognition of a valuation allowance against Delphax’s pretax loss in the period. The income tax provision for the three-month period ended December 31, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended December 31, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

First Nine Months of Fiscal 2018 Compared to First Nine Months of Fiscal 2017

Consolidated revenue increased $36,275,000 (35%) to $141,060,000 for the nine-month period ended December 31, 2017 compared to its equivalent prior period. Revenues in the overnight air cargo segment were $1,964,000 (4%) higher due to the increase in administrative fees payable under an amendment to the dry lease agreements effective June 1, 2017 along with an increase in billable maintenance hours, an increase in maintenance pass-through costs and the addition of a new contract with another airline. Revenues in the ground equipment sales segment, net of intercompany eliminations, increased $13,634,000 (66%) due to the higher volume in commercial domestic deicer sales in the current year. The ground support services segment’s revenues, net of intercompany transactions, were up $5,140,000 (24%), resulting from growth in new and existing markets with services to new and existing customers. Revenues in the printing equipment and maintenance segment, net of intercompany transactions, decreased by $1,602,000 (23%) due to loss of customers. Revenues in the commercial jet engines and parts segment, net of intercompany eliminations, increased $17,488,000 (407%) due to significant growth in Contrail Aviation from new customers and the sale of airframes. The increase in this segment is also attributable to the acquisition of AirCo.

Operating expenses, net of intercompany transactions, increased $28,623,000 for the nine-month period ended December 31, 2017 compared to its equivalent prior year period. Overnight air cargo segment operating expenses increased $1,390,000 (3%) primarily due to increases in operating costs such as the flight crew fee not passed through to customers. Of the segment’s $50,142,000 of operating expenses for the nine months ended December 31, 2017, $16,334,000 in costs were passed through to our air cargo customer without markup. Ground equipment sales segment operating costs, net of intercompany eliminations, increased $12,168,000 (61%) due primarily from the increased sales volume. Ground support services segment operating expenses, net of intercompany transactions, increased $4,230,000 (19%) due to the same factors affecting the quarterly comparison discussed above along with the addition of new locations and related start-up expenses. Operating expenses in the printing equipment and maintenance segment, net of intercompany eliminations, decreased $8,231,000 (64%) due to the significant negative operating results for the prior year period and declining operations in the current period. Operating expenses, net of intercompany eliminations, of the commercial jet engines and parts segment increased $17,553,000 (467%) due to the increased sales activity of Contrail Aviation and the acquisition of AirCo. General and administrative expenses increased $5,182,000 (33%) for the nine-month period ended December 31, 2017 compared to its equivalent prior period. The increase was incurred over a variety of categories with the principal components being professional fees incurred in connection with the restatements of financial information reflected in the various amended Form 10-K and Form 10-Q reports filed in October 2017 along with the additional operating expenses from the Contrail Aviation and AirCo acquisitions and the start-up of Delphax Solutions, Inc.

Operating income for the nine-month period ended December 31, 2017, net of intercompany eliminations, was $3,240,000, compared to $4,412,000 operating loss for the prior year comparable period. The overnight air cargo segment saw a $574,000 (27%) increase in the operating income as a result of the impact of the new dry-lease agreements effective June 1, 2017. The ground equipment sales segment experienced a $1,466,000 (155%) increase in its operating income, net of intercompany eliminations, in the nine-month period ended December 31, 2017 compared to the prior year period. This is mainly due to the increase in the volume of deicers sold in the current year period. The ground support services segment saw a $910,000 (232%) increase in operating income for the period from an operating loss in the prior year comparable period, as a result of the same factors affecting the second quarter discussed above. The commercial jet engines and parts segment experienced a $66,000 (12%) decrease in its operating income, net of intercompany eliminations, in the nine-month period ended December 31, 2017 compared to the prior year period as a result of the acquisition of AirCo. The operating income of the printing equipment and maintenance segment, net of intercompany eliminations, was $632,000 for the nine-months ended December 31, 2017 which increased from an operating loss of $5,998,000 in the prior-year period due to significant negative operating results for the prior year period, including related assets impairments described above that did not reoccur in the current-year period.

Net non-operating expense increased by $971,000 for the nine-month period ended December 31, 2017 to $1,651,000 compared to the prior period net non-operating expense of $680,000 principally due to an increase in interest expense and other expenses and the unrealized loss on the interest rate swap.

Pretax earnings increased by $6,681,000 to $1,587,000 for the nine-month period ended December 31, 2017 compared to the pretax loss of $5,092,000 of the prior comparable period due principally to the significant revenue growth in the ground equipment sales segment and Contrail Aviation and the asset impairments at Delphax in the prior-year comparable period that did not reoccur.

During the nine-month period ended December 31, 2017, the Company recorded $595,000 in income tax expense at an effective rate of 37.45%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 30.79% and the Company’s effective tax rate for the nine-month period ended December 31, 2017 was the change in valuation allowance relating to the other than temporary impairment of available for sale securities included in the pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the change in the valuation allowance related to the activity of Delphax, and state income tax expense. As a result of tax reform, the rate was also impacted by the recognition of the minimum tax credit carryforward and the expense relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate. During the nine-month period ended December 31, 2016, the Company recorded $152,000 in income tax expense which resulted in an effective tax rate of (2.99%). The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the period ending December 2016 was the recognition of a valuation allowance against Delphax’s pretax activity in the period. The income tax provision for the nine-month period ended December 31, 2016 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the period ended December 31, 2016 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

Liquidity and Capital Resources

As of December 31, 2017, the Company held approximately $7,985,000 in cash and cash equivalents. The Company also held approximately $890,000 in restricted cash with $250,000 in cash held as statutory reserve of SAIC and the remaining $640,000 pledged to secure SAIC’s participation in certain reinsurance pools. Of the Company’s cash and cash equivalents at December 31, 2017, $289,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of December 31, 2017, the Company’s working capital amounted to $30,061,000, an increase of $1,471,000 compared to March 31, 2017. The Company believes that the cash position, working capital and borrowing facilities described below provide adequate liquidity for the Company’s operations over the next twelve months.

On December 21, 2017, the Company refinanced its previously existing financing arrangement with Branch Banking and Trust Company (“BB&T) by entering into a Credit Agreement (“MBT Credit Agreement”) with Minnesota Bank & Trust (“MBT”), pursuant to which MBT extended to the Company an aggregate of $26,900,000 in financing in the form of a floating-rate, $10,000,000 revolving credit facility, and three, fixed-rate amortizing term loans in the amounts of $10,000,000 (“Term Loan A”), $5,000,000 (“Term Loan B”) and $1,900,000 (“Term Loan C”), respectively. The interest rate on the $10,000,000 revolving note floats at a rate equal to the prime rate plus one percent (1%); the interest rate on Term Note A floats at the one month LIBOR rate plus two percent (2%); the interest rate on Term Note B is fixed at four and one-half percent (4.50%); and, the interest on Term Note C floats at a rate equal to prime minus one percent (1%), subject to a floor of three and one quarter percent (3.25%). In connection with the financing, the Company entered into a swap agreement to fix the interest rate on Term Note A at four and 56/100ths percent (4.56%). The revolving note is due on November 30, 2019, Term Loan A and Term Loan B mature in ten years from the date of issuance, and Term Loan C matures on January 1, 2019 although there are no amounts outstanding on this loan as of December 31, 2017. The loans are guaranteed by certain subsidiaries of the Company, secured by a first lien on all personal property of the Company and the guaranteeing subsidiaries. The Company applied a portion of the proceeds from the financing to refinance the obligations of the Company and certain of its subsidiaries under its Prior Revolving Credit Facility (as defined below) with BB&T.

On December 21, 2017, the Company entered into an interest rate swap pursuant to an International Swap Dealer’s Association, Inc. Master Agreement with MBT. The effective date of the swap was January 1, 2018 and the termination date of the swap agreement is January 1, 2028. As of January 1, 2018, the notional amount was $10,000,000, which amount adjusts each month consistent with the amortization schedule of Term Note A. The purpose of the swap is to fix the interest rate on the Company’s $10,000,000 Term Note A at four and 56/100ths percent (4.56%), thereby mitigating the interest rate risk inherent in Term Note A.

The MBT Credit Agreement contains affirmative and negative covenants, including covenants providing compliance certificates and borrowing base certificates, notices of events of default or other events deemed to have a material adverse effect on the Company, as defined in the credit agreement, and limitations on certain types of additional debt and certain types of investments. The MBT Credit Agreement also contains financial covenants applicable to the Company and the obligation subsidiaries, including either the maintenance of a Debt Service Coverage Ratio of 1.25 to 1.00 or an Asset Coverage Ratio of 1.50 to 1.00.

The MBT Credit Agreement contains events of default, as defined therein, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in the Company’s or the guaranteeing subsidiaries’ financial condition. At December 31, 2017, the Company and the subsidiaries were in compliance with all applicable covenants under this credit facility.

Prior to December 21, 2017, the Company had a senior secured revolving credit facility of $25.0 million with BB&T with a maturity date of April 1, 2019 (the “Prior Revolving Credit Facility”). Initially, borrowings under the Prior Revolving Credit Facility bore interest (payable monthly) at an annual rate of one-month LIBOR plus an incremental amount ranging from 1.50% to 2.00% based on a consolidated leverage ratio. In addition, a commitment fee accrued with respect to the unused amount of the Prior Revolving Credit Facility at an annual rate of 0.15%. The Company included the commitment fee expense within the interest expense and other line item of the accompanying condensed consolidated statements of income. Amounts applied to repay borrowings under the Prior Revolving Credit Facility could be reborrowed, subject to the terms of the facility.

On May 2, 2017, the Company and certain of its subsidiaries entered into an amendment to the agreement governing the Prior Revolving Credit Facility to establish a separate $2.4 million term loan facility under that agreement. Each of the Company and such subsidiaries were obligors with respect to the term loan, which matured on May 1, 2018, with equal $200,000 installments of principal due monthly, commencing June 1, 2017. Interest on the term loan was payable monthly at a per annum rate equal to 25 basis points above the interest rate applicable to the Prior Revolving Credit Facility. The proceeds of the term loan were used to fund the acquisition of the AirCo business. The term loan was secured by the existing collateral securing borrowings under the Prior Revolving Credit Facility, including such acquired assets.

Effective as of June 28, 2017, the Company and certain of its subsidiaries agreed to amend the Prior Revolving Credit Facility to provide that the interest rates on the revolving loans and the above-referenced term loan under the Prior Revolving Credit Facility were each increased by an additional 0.25% per annum from the date of the amendment until the second business day after delivery of a compliance certificate for the quarter ended March 31, 2017 or any subsequent fiscal quarter end showing compliance with the financial covenants required under the Prior Revolving Credit Facility, other than with respect to covenants as to which compliance had been waived. The compliance certificate for the quarter ended June 30, 2017, was so delivered on October 26, 2017 and accordingly, the additional 0.25% per annum additional interest ceased to accrue commencing on October 26, 2017.

The Prior Revolving Credit Facility contained a number of affirmative and negative covenants as well as financial covenants. Revisions to the terms of the Prior Revolving Credit Facility and waiver of compliance with certain covenants by the lender occurred pursuant to a number of amendments to the facility.

On October 31, 2016, the Company and its subsidiaries, MAC, GGS, CSA, GAS, ATGL, Jet Yard and Stratus Aero Partners, LLC, entered into a loan agreement dated as of October 31, 2016, (the “Construction Loan Agreement”) with the Prior Revolving Credit Facility lender to borrow up to $1,480,000 to finance the acquisition and development of the Company’s new corporate headquarters facility located in Denver, North Carolina. Under the Construction Loan Agreement, the Company was permitted to make monthly drawings to fund construction costs until October 2017. Borrowings under the Construction Loan Agreement bore interest at the same rate charged under the Revolving Credit Facility. Monthly interest payments began in November 2016. Monthly principal payments (based on a 25-year amortization schedule) commenced in November 2017, with the final payment of the remaining principal balance due in October 2026. Borrowings under the Construction Loan Agreement were secured by a mortgage on the new headquarters facility and a collateral assignment of the Company’s rights in life insurance policies with respect to certain former executives, as well as the same collateral securing borrowings under the Revolving Credit Facility. The Construction Loan included the same covenants as in the Prior Revolving Credit Facility.

All of the obligations of the Company and its subsidiaries under the Prior Revolving Credit Facility including the Construction Loan Agreement referenced above were repaid in full with proceeds of the MBT Credit Agreement, and the Prior Revolving Credit Facility was terminated effective as of December 21, 2017.

On May 5, 2017, Contrail Aviation Support, LLC (“Contrail”), a partially owned subsidiary of the Company, entered into a Business Loan Agreement with Old National Bank (“ONB Loan Agreement”).  The ONB Loan Agreement provides for revolving credit borrowings by Contrail in an amount up to $15,000,000 and replaces the revolving credit facility that Contrail had entered into with BMO Harris Bank N.A on July 18, 2016.  Borrowings under the ONB Loan Agreement will bear interest at an annual rate equal to one-month LIBOR plus 3.00%. At December 31, 2017, $9,353,000 of aggregate borrowings were outstanding under the ONB Loan Agreement and $5,647,000 was available for borrowing.

The obligations of Contrail under the ONB Loan Agreement are secured by a first-priority security interest in substantially all of the assets of Contrail and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the ONB Loan Agreement, plus costs of collection.

The ONB Loan Agreement contains affirmative and negative covenants, including covenants that restrict Contrail’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different than it presently conducts. The ONB Loan Agreement also contains financial covenants applicable to Contrail, including maintenance of a Cash Flow Coverage Ratio of 2.0 to 1.0, a Tangible Net Worth of not less than $3,500,000, and a Debt Service Coverage Ratio of 1.1 to 1.0, as such terms are defined in the ONB Loan Agreement.

The ONB Loan Agreement contains Events of Default, as defined, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail’s financial condition. At December 31, 2017, Contrail was in compliance with these covenants.

On October 27, 2017 AirCo 1, LLC, a wholly-owned subsidiary of AirCo, LLC, closed a loan in the amount of $3,441,000 from Minnesota Bank & Trust in order to finance, in part, the purchase of a 737-800 airframe for the purpose of disassembling the plane and selling it for parts. The plane will be disassembled by Jet Yard, LLC, an affiliate, and the parts will be sold on consignment to AirCo, LLC, which will market them to third parties. AirCo 1, LLC is a special purpose entity formed for the purpose of this transaction. At December 31, 2017, the outstanding balance on this loan was approximately $3,347,000, which is reported net of deferred financing costs of $58,000 on the consolidated balance sheet.

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

Cash Flows

Following is a table of changes in cash flow for the nine-month periods ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
	2017	2016

Net Cash Provided by (Used in) Operating Activities	$8,300,000	$(10,673,000)
Net Cash Used in Investing Activities	(18,615,000)	(2,810,000)
Net Cash Provided by Financing Activities	15,533,000	9,741,000
Effect of foreign currency exchange rates on cash and cash equivalents	4,000	18,000
Net Increase (Decrease) in Cash and Cash Equivalents	$5,222,000	$(3,724,000)

Cash provided by operating activities was $18,973,000 more for the nine-month period ended December 31, 2017 compared to the prior year period principally due to the net income generated during the period, the decreases in accounts receivable and inventory, and the decrease in accounts payable.

Cash used in investing activities for the nine-month period ended December 31, 2017 was $15,805,000 more than the comparable prior year period due primarily to capital expenditures of $15,247,000 during the nine-months ended December 31, 2017. The majority of the capital expenditures are concentrated within Contrail Aviation which purchased engines with the intention of leasing those engines to customers.

Cash provided by financing activities for the nine-month period ended December 31, 2017 was $5,792,000 more compared to the prior year period. This was primarily due to proceeds from the refinancing with MBT and the repayment of the previous revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2017. As a result of material weaknesses in internal control over financial reporting described below which had not been remediated as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that, as of December 31, 2017, the following material weaknesses existed:

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

•

A lack of effective internal controls for the analysis of the accounting guidance applicable to recognition of our investments. Specifically, our previous conclusions that Delphax was a VIE and that Air T was Delphax’s primary beneficiary were based in part on considerations which were not supportable under GAAP. Also, our VIE analysis of the general partnership interests and equity interests in certain investment funds entered into during the quarter ended December 31, 2017;

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

•	A weakness with respect to internal controls over monitoring compliance with financial covenants stipulated by our senior secured revolving credit facility; and

•	Lack of effective internal control for the analysis of the accounting guidance applicable to the foreclosure and bankruptcy of Delphax Canada.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that these material weaknesses had not been remediated as of December 31, 2017. In light of the material weaknesses discussed above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this report are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

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

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1 A.     Risk Factors

Please see the information disclosed in the "Risk Factors" section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2017.

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

Acquisitions, including acquisitions structured as asset purchase transactions or acquisitions of assets through foreclosure, also pose the risk that we may be exposed to successor liability relating to actions by an acquired business before the acquisition. Any contractual guarantees or indemnities that we receive from the sellers of acquired businesses may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges resulting from the completion and integration of a sizeable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities and other unanticipated problems and liabilities.

Item 6. Exhibits

(a) Exhibits

No.	Description

3.1	Amended and Restated By-Laws of Air T, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

3.2

Amended and Restated By-Laws of Air T, Inc. (marked to show amendments effected on November 1, 2017) incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

10.1

Form of Airco 1, LLC Promissory Note with Minnesota Bank & Trust dated October 27, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2017 (Commission File No. 001-35476)

10.2

Form of Loan Agreement between Airco 1, LLC as Borrower and Minnesota Bank & Trust as Lender dated October 27, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2017 (Commission File No. 001-35476)

10.3

Form of Collateral Assignment of Purchase Agreement between Airco 1, LLC and Minnesota Bank & Trust dated October 27, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2017 (Commission File No. 001-35476)

10.4

Form of Assignment and Agreement Regarding Consignment Agreement between Airco 1, LLC and Airco, LLC and Minnesota Bank & Trust dated October 27, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 2, 2017 (Commission File No. 001-35476)

10.5

Asset Purchase Agreement by and among Blue Clay Capital Management, LLC, Gary Kohler and BCCM, Inc. dated November 3, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

10.6

Form of Employment Agreement between Gary Kohler and BCCM, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

10.7

Form of Employment Agreement between David Woodis and BCCM, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

10.8

Form of Credit Agreement between Air T, Inc. and Minnesota Bank & Trust incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.9

Form of Air T, Inc. Term Note A in the principal amount of $10,000,000 to Minnesota Bank & Trust incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.10

Form of Air T, Inc. Term Note B in the principal amount of $5,000,000 to Minnesota Bank & Trust incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.11

Form of Air T, Inc. Term Note C in the principal amount of $1,900,000 to Minnesota Bank & Trust incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.12

Form of Air T, Inc. Revolving Credit Note in the principal amount of $10,000,000 to Minnesota Bank & Trust incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.13	Form of Security Agreement incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.14	Form of Subsidiary Guarantee Agreement incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of principal financial officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: February 14, 2018
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Candice Otey
Candice Otey, Chief Financial Officer

AIR T, INC.

EXHIBIT INDEX

(a) Exhibits

No.         Description

3.1	Amended and Restated By-Laws of Air T, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

3.2

Amended and Restated By-Laws of Air T, Inc. (marked to show amendments effected on November 1, 2017) incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

10.1

Form of Airco 1, LLC Promissory Note with Minnesota Bank & Trust dated October 27, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2017 (Commission File No. 001-35476)

10.2

Form of Loan Agreement between Airco 1, LLC as Borrower and Minnesota Bank & Trust as Lender dated October 27, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2017 (Commission File No. 001-35476)

10.3

Form of Collateral Assignment of Purchase Agreement between Airco 1, LLC and Minnesota Bank & Trust dated October 27, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2017 (Commission File No. 001-35476)

10.4

Form of Assignment and Agreement Regarding Consignment Agreement between Airco 1, LLC and Airco, LLC and Minnesota Bank & Trust dated October 27, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 2, 2017 (Commission File No. 001-35476)

10.5

Asset Purchase Agreement by and among Blue Clay Capital Management, LLC, Gary Kohler and BCCM, Inc. dated November 3, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

10.6

Form of Employment Agreement between Gary Kohler and BCCM, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

10.7

Form of Employment Agreement between David Woodis and BCCM, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 6, 2017 (Commission File No. 001-35476)

10.8

Form of Credit Agreement between Air T, Inc. and Minnesota Bank & Trust incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.9

Form of Air T, Inc. Term Note A in the principal amount of $10,000,000 to Minnesota Bank & Trust incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.10

Form of Air T, Inc. Term Note B in the principal amount of $5,000,000 to Minnesota Bank & Trust incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.11

Form of Air T, Inc. Term Note C in the principal amount of $1,900,000 to Minnesota Bank & Trust incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.12

Form of Air T, Inc. Revolving Credit Note in the principal amount of $10,000,000 to Minnesota Bank & Trust incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.13	Form of Security Agreement incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.14	Form of Subsidiary Guarantee Agreement incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of principal financial officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.