Form 10-K
period 2018-03-31
AIR T INC
filed 2018-06-29
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐             No☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2017 based upon the closing price of the common stock on September 30, 2017 was approximately $18,034,000. As of May 31, 2018, 2,043,607 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

	AIR T, INC. AND SUBSIDIARIES
	2018 ANNUAL REPORT ON FORM 10-K
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87
Item 9B.	Other Information	89

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	89
Item 11.	Executive Compensation	90
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13.	Certain Relationships and Related Transactions, and Director Independence	91
Item 14.	Principal Accounting Fees and Services	91

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	91
Item 16.	Form 10-K Summary	95
	Signatures
	Interactive Data Files

PART I

Item 1.     Business.

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a decentralized holding company with ownership interests in a broad set of operating and financial assets that are designed to expand, strengthen and diversify our cash earnings power. Our goal is to build on Air T’s core businesses.

We currently operate wholly-owned subsidiaries in three legacy industry segments:

●	overnight air cargo, comprised of our Mountain Air Cargo, Inc. (“MAC”) and CSA Air, Inc. (“CSA”) subsidiaries, which operates in the air express delivery services industry;

●

ground equipment sales, comprised of our Global Ground Support, LLC (“GGS”) subsidiary, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers; and

●

ground support services, comprised of our Global Aviation Services, LLC (“GAS”) subsidiary, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

In the past three years, we have organized or acquired businesses operating in four other segments. The additional segments include:

●	Air T Global Leasing, LLC (“ATGL”), our wholly-owned leasing subsidiary, comprises our leasing segment.

●	Delphax Technologies, Inc. (“Delphax”) and our newly-formed subsidiary Delphax Solutions, Inc., comprises our printing equipment and maintenance segment.

●

Majority-owned Contrail Aviation Support, LLC (“Contrail Aviation”), Jet Yard, LLC (“Jet Yard”), AirCo, LLC, AirCo 1, LLC and AirCo Services, LLC (collectively, “AirCo”) comprise our commercial jet engine and parts segment.

●	Results of BCCM Advisors, LLC (“BCCM”), an investment management firm acquired recently, are included within the Corporate segment.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on a number of metrics, including operating income.

Certain financial data with respect to the Company’s segments and geographic areas is set forth in Notes 21 and 22 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T, MAC and ATGL is 5930 Balsom Ridge Road, Denver, North Carolina, the principal place of business of CSA is Iron Mountain, Michigan, the principal place of business for GGS is Olathe, Kansas, the principal place of business for GAS is Eagan, Minnesota, the principal place of business of Delphax is Minneapolis, Minnesota, the principal place of business of Contrail Aviation is Verona, Wisconsin, the principal place of business of AirCo is Wichita, Kansas, the principal place of business of Jet Yard is Marana, Arizona and the principal place of business for BCCM is Minneapolis, Minnesota. We maintain an Internet website at http://www.airt.net and our SEC filings may be accessed through links on our website. The information on our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.

Acquisitions.

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

On October 3, 2016, a newly formed subsidiary of the Company, Stratus Aero Partners, LLC (formerly, Global Aviation Partners, LLC), acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”). Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration (the “FAA”) and its principal asset at the time of the Company’s acquisition was a lease from Pinal County, Arizona to approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and prior to our acquisition maintained de minimus operations.

The aggregate cash consideration paid in these two acquisition transactions described above, after closing date adjustments and not including potential deferred payments to Contrail Seller, was approximately $4,048,000.

On May 2, 2017 and June 1, 2017, our newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”) acquired the inventory and principal business assets, and assumed specified liabilities, of Aircraft Instrument and Radio Company, Incorporated, and Aircraft Instrument and Radio Services, Inc. (collectively, the “AirCo Sellers”). The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired business was $2,400,000.

D&D GSE Support. On October 31, 2016, GAS acquired, effective as of October 1, 2016, substantially all of the assets of D&D GSE Support, Inc. (“D&D”) which was in the business of marketing, selling and providing aviation repair, equipment, parts, and maintenance sales services and products at the Fort Lauderdale airport. The total amount paid at closing in connection with this acquisition was $400,000, with an additional $100,000 paid 30 days after closing and an additional $100,000 payable in equal monthly installments of $16,667 commencing on November 1, 2016. Earn-out payments of $100,000 were paid in October 2017 based on specified performance for the twelve-month period ending September 30, 2017.

TFS Partners LLC. On June 7, 2017, Space Age Insurance Company (“SAIC”) invested $500,000 for a 40% interest in TFS Partners LLC (“TFS Partners”), a single-purpose investment entity organized by SAIC and other investors, for the purpose of making an investment in a limited liability company, The Fence Store LLC (“Fence Store LLC”), organized for the purpose of acquiring substantially all of the assets of The Fence Store, Inc. (“Fence Store Inc.”). TFS Partners acquired a 60% interest in Fence Store LLC, which has completed the purchase of substantially all of the assets of Fence Store Inc. Prior to this transaction, Fence Store Inc. operated a business under the tradename “Town and Country Fence” selling and installing residential and commercial fencing in the greater Twin Cities, Minnesota area. Fence Store LLC intends to continue this business.

Blue Clay Capital Management, LLC. On December 15, 2017, BCCM, Inc. (“BCCM”), a newly-formed, wholly-owned subsidiary of the Company, completed the acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”). In connection with the transaction, BCCM acquired the assets of, and assumed certain liabilities of, Blue Clay Capital in return for payment to Blue Clay Capital of $1.00, subject to adjustment for Blue Clay Capital’s net working capital as of the closing date.

In connection with the acquisition, a Partnership Interest Conversion and General Partner Admittance Agreement (“Conversion Agreement”) was entered into effective December 31, 2017 between Blue Clay Capital, BCCM Advisors, and various Blue Clay Capital investment funds. Per the Conversion Agreement, Blue Clay Capital sold to BCCM Advisors, and BCCM Advisors purchased from Blue Clay, the general partnership interests in certain investment funds previously managed by Blue Clay Capital (as specified above) for a purchase price equal to, with respect to each general partnership, of (i) one percent (1%) of the aggregate capital accounts of each fund as valued on December 31, 2017 and (ii) $100,000 (or $10,000 in the case of Blue Clay Capital SMid-Cap LO, LP). Upon acquisition of each of the general partnership interests, BCCM Advisors was admitted as the general partner of each fund.

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

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts.  These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA.  Under the dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated.  The amount of the monthly administrative fee under the new dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and the fact that certain operational costs borne by MAC and CSA are not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked. Since MAC and CSA entered into the new dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. MAC and CSA entered into such an amendment effective as of June 1, 2017.

On June 1, 2016, the current dry-lease agreements were amended to extend the expiration date to May 31, 2020. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs fewer than six employees. As of the date of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.

As of March 31, 2018, MAC and CSA had an aggregate of 79 aircraft under its dry-lease agreements with FedEx.  Included within the 79 aircraft, four Cessna Caravan aircrafts are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 38% and 47% of the Company’s consolidated revenue for the fiscal years ended March 31, 2018 and 2017, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U.S. military.

MAC and CSA operate under separate aviation certifications. MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the FAA. These certifications permit MAC to operate and maintain aircraft that can carry a maximum cargo capacity of 7,500 pounds on the Cessna Caravan 208B under Part 135 and a maximum cargo capacity of 14,000 pounds for the ATR-42 and 17,800 pounds for the ATR-72 aircraft under Part 121. CSA is certified to operate and maintain aircraft under Part 135 of the FAA regulations. This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2018:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-2012	Dry lease	61
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	9
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

Ground Equipment Sales.

GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2018, sales of deicing equipment accounted for approximately 77% of GGS’s revenues, compared to 49% in the prior fiscal year.

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

Last year, GGS sold one deicer, the pre-production unit for the GL 1800 model deicer under this contract, to the USAF under the above contract during the fiscal year ended March 31, 2017, which pre-production unit was accepted by the USAF. This year, GGS sold one deicer, the pre-production unit for the ER 2875 model deicer under this contract, to the USAF under the above contract during the fiscal year ended March 31, 2018 and the unit was accepted by the USAF. Also, during this year, GGS has received delivery orders from the USAF for both GL 1800 and ER 2875 models, has put them in the production schedule and is successfully completing and having the units accepted per normal operations. As the delivery and acceptance of the pre-production units was required and completed by the USAF, additional orders have been submitted and additional orders are expected.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options exercisable by the USAF. All option periods under the contract were exercised and the contract expired in September 2015, though it continues to govern orders placed under the contract prior to its expiration. Sale of flight-line tow tractors under this contract have been at very low margins. This contract was completed in March 2017 and GGS had no revenues for sales of flight-line tow tractors in the fiscal year ended March 31, 2018, compared to sales of approximately $3,174,000 for the fiscal year ended March 31, 2017.

Ground Support Services.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2018, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 145 customers at 128 North American airports.

Approximately 24% and 28%, respectively, of GAS’s revenues in the fiscal years ended March 31, 2018 and 2017, were derived from services under a contract with LSG SkyChefs. The LSG SkyChefs contract is an evergreen agreement without a specific termination date but does include a 60-day termination clause for either party. In addition, approximately 23% and 14% of GAS’s revenues for the fiscal years ended March 31, 2018 and 2017, were derived from services under a contract with Delta Airlines. In December 2016, Delta awarded GAS a five-year contract at 28 locations in connection with their periodic request-for-proposal (RFP) process. Most significantly, GAS was awarded the maintenance of the baggage handling system and passenger boarding bridges for Delta’s hub operation at the Minneapolis-St. Paul airport. Not all Delta locations serviced by GAS were included in this RFP. At March 31, 2018, GAS had over 132 technicians serving Delta in 47 locations. In addition to expanded locations with Delta, during the fiscal year 2018, GAS added multiple service locations to other key customers. In total, during the fiscal year 2018, GAS added 2 new served locations and over 22 additional technicians.

GAS competes primarily on the basis of the quality, reliability and pricing of its services. The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry. GAS’s maintenance service business is not materially seasonal.

Printing Equipment and Maintenance.

The Company determined that for accounting purposes, it had obtained control over Delphax in conjunction with the acquisition of the equity and debt interests on November 24, 2015 and has consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. Delphax’s business has included the design, manufacture and sale of advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment, spare parts, supplies and consumable items have been manufactured, and maintenance and services have been provided by Delphax Canada and such products and services have been sold through Delphax, Delphax Canada and Delphax subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Delphax’s legacy consumables production business had been expected to generate cash flow while Delphax rolled-out its next generation élan commercial inkjet printer.

The Company’s investments in Delphax were intended to support the commercial rollout and manufacturing costs of the new Delphax elan® 500 digital color print system, which combines advances in inkjet and paper-handling technologies in a production class sheet-fed system offering full CMYK color and 1600 dpi print quality at speeds of up to 500 letter impressions per minute. During the quarter ended June 30, 2016, Delphax was informed by its largest customer that the customer had decided to accelerate its plans for removing Delphax legacy printing systems from production and that Delphax should, as a consequence, expect the future volume of legacy product orders from the customer to decline markedly from prior forecasts. Furthermore, the future timeframe over which orders could be expected from this customer was sharply curtailed. In addition to this specific customer communication, Delphax also experienced a broad-based decline in legacy product customer demand during the first quarter of fiscal year 2017. Sales of Delphax’s new elan® printer system also had not materialized to expectations.

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

In light of continuing events of default under the Delphax Senior Credit Agreement and the conclusion of final production run by Delphax Canada of consumable products for Delphax’s legacy printing systems, on July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholders on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

With it being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as one single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of March 31, 2018, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

Air T has contributed certain of the assets acquired in foreclosure to a newly formed subsidiary, Delphax Solutions, Inc. (“Delphax Solutions”), which has contracted with Delphax to make available for purchase legacy parts and consumables, as well as to serve as a temporary fulfilment provider to Delphax for logistics and sales order processing. In addition, Delphax Solutions intends to pursue market success for the elan® printer system, as Delphax is no longer actively selling its product lines. Delphax Solutions has entered into an agreement with Delphax for a license for intellectual property and rights to the elan® printing system and technologies in return for royalties based on sales. Delphax Solutions intends pursue sales of the elan® printing system and related product lines both directly and through qualified resellers and agents.

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

Jet Yard offers commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. The prevailing climate in this area of Arizona provides conditions conducive to long-term storage of aircraft. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the FAA and it leases approximately 48.5 acres of land under a lease agreement with Pinal County, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the date it was acquired by the Company. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000) and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense in the initial years will exceed the corresponding cash payments. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. The construction of the demolition pad specified under the lease has not been completed, and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises. As of the date of issuance, the Company was informed that the Pinal County is working on the rezoning of Pinal Airpark, which prevents any tenant from construction on the Airpark.

AirCo operates an established business offering commercial aircraft parts sales, exchanges, procurement services, consignment programs and overhaul and repair services. Its repair station and support facility hold FAA and European Aviation Safety Agency certifications covering aircraft instrumentation, avionics and a range of accessories for civilian, military transport, regional/commuter and business/commercial jet and turboprop aircraft. AirCo operates at a 20,000 square-foot facility leased from the shareholder of the AirCo Seller. The lease duration is one year with an option for AirCo to extend the lease up to four additional one-year periods at the same terms. The lease provides that AirCo may terminate the lease on 90 days’ notice during the first year. Customers of AirCo include airlines and commercial aircraft leasing companies.

Leasing.

The Company organized ATGL on October 6, 2015. ATGL provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by the Company.

Backlog.

GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2018, GGS’s backlog of orders was $13.3 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2019. At March 31, 2017, GGS’s backlog of orders was $2.8 million. Backlog is not meaningful for the Company’s other business segments.

Research and Development.

During the fiscal years ended March 31, 2018 and 2017, Delphax incurred research and development expenses of $196,000 and $1,042,000, respectively. Research and development expense incurred by Delphax relates to the development of its elan® 500 digital color print system.

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

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA requires MAC and CSA to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. It is reasonably possible that these rules or other future security requirements could impose material costs on us.

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

Employees.

At March 31, 2018, the Company and its subsidiaries had 775 full-time and full-time-equivalent employees. None of the employees of the Company or any of its subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

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

In the fiscal year ended March 31, 2018, 38% of our consolidated operating revenues, and 100% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. Our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or it employs less than six employees. As of the date of this report, FedEx would be permitted to terminate each of the new dry-lease agreements under this provision. FedEx has been a customer of the Company since 1980. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

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

The dry-lease agreements with FedEx provide for the lease of specified aircraft by us in return for the payment of monthly rent with respect to each aircraft leased. The dry-lease agreements provide for the reimbursement by FedEx of our costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Certain operational costs incurred by us in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are borne solely by us. The current dry-lease agreements provide for the payment by FedEx to us of a monthly administrative fee based on the number and type of aircraft leased and routes operated. The amount of the monthly administrative fee under the current dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are to be borne by MAC and CSA and not reimbursed.  Accordingly, as a result in the change in our arrangements with FedEx as reflected in the new dry-lease agreements, we are subject to the risk of rising operational costs that are not reimbursed to us at cost and may be in excess of the allocable portion of the increased administrative fee, which could adversely affect results of operations.  In addition, since MAC and CSA entered into the new dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. Although MAC and CSA have entered into such an amendment effective as of June 1, 2017 which positively affected MAC and CSA’s profitability compared to results for the fiscal year ended March 31, 2017 as discussed within Management’s Discussion and Analysis, future amendments may reduce the administrative fees and accordingly negatively affect MAC and CSA’s profitability.

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

In the fiscal year ended March 31, 2018, approximately 47% of GAS’s revenues were derived from services under contracts with two customers.  The loss of these customers, or a major decline in business activity with these customers, could materially adversely impact the results of the segment.

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

Incidents or accidents may occur involving the products and services that we sell.  While we maintain products liability and other insurance in amounts we believe are customary and appropriate and may have rights to pursue subcontractors in the event that we have any liability in connection with accidents involving products that we sell, it is possible that in the event of multiple accidents the amount of our insurance coverage would not be adequate.

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

We invest a significant portion of our capital not needed for operations in marketable securities, including equity securities of publicly traded companies. At March 31, 2018, the fair value of these marketable securities was approximately $2.6 million. Our results of operations may be affected by gains or losses recognized upon the sale of these investments or by losses recognized upon the determination that any such investment has become impaired or suffered an “other-than-temporary” impairment. At March 31, 2018, we had gross unrealized gains associated with marketable securities aggregating $36,000 and gross unrealized losses aggregating $69,000.

Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss).

On the basis of its June 30, 2016, March 31, 2017 and June 30, 2017 assessments, the Company concluded that it had suffered an “other-than-temporary” impairment in its investment in the common stock of Insignia Systems, Inc. (NASDAQ: ISIG) (“Insignia”). Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered to $3,604,000 at June 30, 2016, to $2,643,000 at March 31, 2017 and to $1,724,000 at June 30, 2017 to reflect the impairment charges.

On the basis of its December 31, 2017 “other-than-temporary” impairment assessment, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Oxbridge Re Holdings Limited (NASDAQ: OXBR) (Oxbridge). The Company’s cost basis in its Oxbridge investment was lowered from $1,516,000 to $727,000 at December 31, 2017 which represents an other-than temporary impairment of $789,000.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.     Properties.

Since 1979, the Company leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consisted of approximately 68 acres with one 3,000-foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. As noted below, the operations of Air T, MAC and ATGL were headquartered at this facility until they were relocated on July 31, 2017. The lease expired on January 31, 2018 and was not renewed.

The Company acquired approximately 4.626 acres in Denver, North Carolina for the construction of facilities to house the operations of Air T, MAC and ATGL which had been housed at the Little Mountain Airport facility. Construction of the new facility has been completed, and the Company relocated its corporate offices to the facility on July 31, 2017. Acquisition and construction of this facility was financed by borrowings from a bank lender.

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

As of March 31, 2018, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.

Contrail Aviation leases a 21,000 square foot facility in Verona, Wisconsin. The lease for this facility expires on July 17, 2021, though Contrail Aviation has the option to renew the lease on the same terms for an additional five-year period.

Jet Yard leases approximately 48.5 acres of land from Pinal County at the Pinal Air Park in Marana, Arizona. The lease expires in May 2046, though Jet Yard has an option to renew the lease for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable. The construction of a demolition pad required by March 31, 2017 under the lease has not been completed and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises.

Delphax Solutions leases 12,206 square feet of space in a building located in Mississauga, Ontario. The lease expires on July 31, 2020. Delphax Solutions’ obligations under the lease have been guaranteed by Air T.

AirCo leases a 20,000 square-foot facility from the shareholder of the AirCo Seller which expires in on May 1, 2018, though AirCo may prior thereto terminate the lease on 90-days’ notice and may renew the lease for up to four successive one-year terms. As of the date of issuance, AirCo has renewed the lease through May 1, 2019.

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

As of March 31, 2018, the number of holders of record of the Company’s Common Stock was 170. The range of high and low sales price per share for the Company’s common stock on the NASDAQ Stock Market from April 1, 2017 through March 31, 2018 is as follows:

	Fiscal Year Ended March 31,
	2018		2017
	High	Low	High	Low
First Quarter	$21.55	$18.10	$26.99	$21.50
Second Quarter	20.95	14.40	23.50	17.75
Third Quarter	25.00	17.26	25.96	17.24
Fourth Quarter	34.83	24.00	22.55	20.17

The Company’s Board of Directors in May 2014 adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were purchased pursuant to this authorization during the fiscal year ended March 31, 2018.

As of March 31, 2018, the Company did not sell any securities within the past three years that were not registered under the Securities Act.

Item 6.     Selected Financial Data.

Not applicable

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a decentralized holding company with ownership interests in a broad set of operating and financial assets that are designed to expand, strengthen and diversify our cash earnings power. Our goal is to build on Air T’s core businesses.

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

In the past three years, we have organized or acquired businesses operating in four other segments. The additional segments include:

In October 2015, we formed a wholly owned equipment leasing subsidiary, Air T Global Leasing, LLC (“ATGL”), which comprises our leasing segment.

In November 2015, we acquired debt and equity interests in Delphax Technologies, Inc. (“Delphax”), a printing equipment manufacturer and maintenance provider, which comprises our printing equipment and maintenance segment along with the newly formed subsidiary, Delphax Solutions, Inc.

In July 2016, our majority owned subsidiary, Contrail Aviation Support, LLC (“Contrail Aviation”), acquired the principal assets of a business based in Verona, Wisconsin engaged in acquiring surplus commercial jet engines and components and supplying surplus and aftermarket commercial jet engine components. In October 2016, we acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) to provide commercial aircraft storage, maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. In May 2017, our newly formed subsidiaries, AirCo, LLC, AirCo 1, LLC and AirCo Services, LLC (collectively, “AirCo”), acquired the inventory and principal assets of a business based in Wichita, Kansas that distributes and sells airplane and aviation parts. Contrail Aviation, Jet Yard and AirCo comprise the commercial jet engines and parts segment of the Company’s operations. This segment, formerly referred to as the commercial jet engines segment, was renamed to reflect its broader product and service offerings.

On December 15, 2017, BCCM, a newly-formed, wholly-owned subsidiary of the Company completed the acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”), an investment management firm based in Minneapolis, Minnesota. BCCM is included within Corporate in the segment information disclosed in this report.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Following is a table detailing revenues (after elimination of intercompany transactions) by segment and by major customer category:

(Dollars in thousands)
	Year Ended March 31,
	2018		2017

Overnight Air Cargo Segment:
FedEx	$72,845	37%	$69,558	47%

Ground Equipment Sales Segment:
Military	9,195	5%	2,627	1%
Commercial - Domestic	38,168	20%	24,536	17%
Commercial - International	2,642	1%	4,284	3%
	50,005	26%	31,447	21%

Ground Support Services Segment	35,698	18%	30,453	21%

Printing Equipment and Maintenance
Domestic	3,432	2%	4,863	3%
International	2,712	1%	4,156	3%
	6,144	3%	9,019	6%

Commercial Jet Engines and Parts
Domestic	16,069	8%	2,682	2%
International	13,438	7%	4,774	3%
	29,507	15%	7,456	5%

Leasing	137	0%	539	0%

Corporate	183	0%	-	0%

	$194,519	100%	$148,472	100%

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

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the revenue aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate. These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Unlike prior dry-lease contracts, under the current dry-lease agreements, certain operational costs incurred by MAC and CSA in operating the aircraft under the dry-lease agreements are not reimbursed by FedEx at cost, and such operational costs are borne solely by MAC and CSA. Under the dry-lease agreements, MAC and CSA are required to perform maintenance of the leased aircraft in return for a maintenance fee based upon an hourly maintenance labor rate, which has been increased from the rate in place under the prior dry-lease service contracts. Under prior dry-lease service contracts, the hourly maintenance labor rate had not been adjusted since 2008. The dry-lease agreements provide for the payment by FedEx to MAC and CSA of a monthly administrative fee based on the number and type of aircraft leased and routes operated. The amount of the monthly administrative fee under the current dry-lease agreements is greater than under the prior dry-lease service contracts with FedEx, in part to reflect the greater monthly lease payment per aircraft and that certain operational costs are borne by MAC and CSA and not reimbursed. The amount of the administrative fee is subject to adjustment based on the number of aircraft operated, routes flown and whether aircraft are considered to be soft-parked. Since MAC and CSA entered into the current dry-lease agreements in 2015, they have periodically entered into amendments to the agreements with FedEx that have adjusted the administrative fees payable under these agreements. These adjustments, which have generally been made on an annual basis, have resulted in annual period-to-period volatility in MAC and CSA’s profitability. MAC and CSA have entered into such an amendment effective as of June 1, 2017, which positively affected MAC and CSA’s profitability for the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017.

On June 1, 2016, the current dry-lease agreements were amended to extend the expiration date to May 31, 2020. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs less than six employees. As of the date of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis. FedEx has been a customer of the Company since 1980. Loss of its contracts with FedEx would have a material adverse effect on the Company.

Pass-through costs under the dry-lease agreements with FedEx totaled $23,380,000 and $23,379,000 for the years ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, MAC and CSA had an aggregate of 79 aircraft under its dry-lease agreements with FedEx.  Included within the 79 aircraft are 4 Cessna Caravan aircraft that are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

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

In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award was for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first two of which was exercised, extending the contract term to July 13, 2018.

In September 2010, GGS was awarded a contract to supply flight-line tow tractors to the USAF. The contract award was for one year commencing September 28, 2010 with four additional one-year extension options exercisable by the USAF. All option periods under the contract have been exercised and the contract expired in September 2015, though it continues to govern orders placed under the contract prior to its expiration. Sales of flight-line tow tractors under this contract have been at very low margins. For the fiscal year ended March 31, 2017, GGS revenues included $3,174,000 of flight-line tow tractors sales to USAF under this contract. This contract was completed in March 2017.

At March 31, 2018, GGS’s backlog of orders was $13.3 million, compared to a backlog of $2.8 million at March 31, 2017.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2018, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 114 customers at 84 North American airports. During the quarter ended March 31, 2017, GAS entered into new agreements with its principal customer which replaced certain fixed price agreements covering certain locations that had been unprofitable. GAS anticipates the terms of these new agreements will permit it to operate with improved profitability at those locations. In addition, in December 2016, GAS was awarded a five-year contract to provide a major airline customer with ground support equipment services at 28 locations. In the contract award, which was part of a periodic request-for-bid process, GAS retained 21 of its 22 incumbent locations with the customer covered by the RFP process and added seven new locations.

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

As described in Note 10 of the accompanying Notes to Consolidated Financial Statements, we determined that for accounting purposes we had obtained control over Delphax in conjunction with the acquisition of the equity and debt interests on November 24, 2015, and we have consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. Delphax’s business has included the design, manufacture and sale of advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment, spare parts, supplies and consumable items have been manufactured, and maintenance and services have been provided by Delphax Canada and such products and services have been sold through Delphax, Delphax Canada and Delphax subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Delphax’s legacy consumables production business had been expected to generate cash flow while Delphax rolled-out its next generation elan® commercial inkjet printer.

As described in Note 10 of the accompanying Notes to Consolidated Financial Statements, adverse business developments at Delphax during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of Delphax legacy and elan® product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, were reflected in the operating results of Delphax for the quarter ended June 30, 2016 and the fiscal year ended March 31, 2017.

During the quarter ended June 30, 2016 and the fiscal year ended March 31, 2017, the Company recognized an impairment charge of $1.4 million which resulted in the remaining net book value of Delphax intangible assets being fully written off.

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

In light of continuing events of default under the Delphax Senior Credit Agreement and the conclusion of final production run by Delphax Canada of consumable products for Delphax’s legacy printing systems, on July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholders on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

With its being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as a single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of March 31, 2018, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

Air T has contributed certain of the assets acquired in foreclosure to a newly formed subsidiary, Delphax Solutions, Inc. (“Delphax Solutions”), which has contracted with Delphax to supply legacy parts and consumables, as well as to serve as a fulfilment provider to Delphax for logistics and sales order processing. In addition, Delphax Solutions intends to pursue market success for the elan® printer system, as Delphax is no longer actively selling its product lines. Delphax Solutions has entered into an agreement with Delphax for a license for intellectual property and rights to the elan® printing system and technologies in return for royalties based on sales. Delphax Solutions intends pursue sales of the elan® printing system and related product lines both directly and through qualified resellers and agents.

We organized ATGL on October 6, 2015. ATGL provides funding for equipment leasing transactions, which may include transactions for the leasing of equipment manufactured by GGS and Delphax and transactions initiated by third parties unrelated to equipment manufactured by us. On April 4, 2016, ATGL purchased two elan® 500 printers from Delphax for $650,000 for lease to a third party. One of those acquired printers was subject to an existing lease to a third party which has been assigned to ATGL.

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

On May 2, 2017 and June 1, 2017, our newly formed subsidiaries, AirCo, LLC, AirCo 1, LLC and AirCo Services, LLC (collectively, “AirCo”) acquired the inventory and principal business assets, and assumed specified liabilities, of Aircraft Instrument and Radio Company, Incorporated, and Aircraft Instrument and Radio Services, Inc. (collectively, the “AirCo Sellers”). The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired business was $2,400,000.

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

On December 15, 2017, BCCM, Inc. (“BCCM”), a newly-formed, wholly-owned subsidiary of the Company, completed the acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”). In connection with the transaction, BCCM acquired the assets of, and assumed certain liabilities of, Blue Clay Capital in return for payment to Blue Clay Capital of $1.00, subject to adjustment for Blue Clay Capital’s net working capital as of the closing date.

In connection with the acquisition, a Partnership Interest Conversion and General Partner Admittance Agreement (“Conversion Agreement”) was entered into effective December 31, 2017 between Blue Clay Capital, BCCM Advisors, and various Blue Clay Capital investment funds. Per the Conversion Agreement, Blue Clay Capital sold to BCCM Advisors, and BCCM Advisors purchased from Blue Clay, the general partnership interests in certain investment funds previously managed by Blue Clay Capital (as specified above) for a purchase price equal to, with respect to each general partnership, of (i) one percent (1%) of the aggregate capital accounts of each fund as valued on December 31, 2017 and (ii) $100,000 (or $10,000 in the case of Blue Clay Capital SMid-Cap LO, LP). Upon acquisition of each of the general partnership interests, BCCM Advisors was admitted as the general partner of each fund.

At March 31, 2018, we held approximately 3.4 million shares of common stock of Insignia Systems, Inc. (“Insignia”), representing approximately 28% of the outstanding shares, which shares were acquired commencing in our fiscal year ended March 31, 2015. Any investment with a fair value of less than its cost basis is assessed for possible “other-than-temporary” impairment regularly and at each reporting date. Other-than-temporary impairments of available-for-sale marketable equity securities are recognized in the consolidated statement of income (loss). On the basis of its June 30, 2016, March 31, 2017 and June 30, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia. Consistent with the applicable accounting guidance, the Company’s cost basis in the Insignia investment was lowered from $5,106,000 to $3,604,000 at June 30, 2016 and then to $2,643,000 at March 31, 2017 and to $1,724,000 at June 30, 2017 after the acquisition during the quarter of shares having a cost basis of $32,000, reflecting, in the aggregate, an other-than-temporary impairment of $3,414,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017.

At March 31, 2018, the Company held 456,206 shares of common stock of Oxbridge Re Holdings Limited (NASDAQ: OXBR) (Oxbridge). On the basis of its December 31, 2017 “other-than-temporary” impairment assessment, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Oxbridge. The Company’s cost basis in its Oxbridge investment was lowered from $1,516,000 to $727,000 at December 31, 2017 which represents an other-than temporary impairment of $789,000.

Fiscal 2018 Summary

For fiscal year 2018, the Company’s revenues, net of intercompany eliminations, increased by $46,048,000 (31%) from the prior year. Operating income, net of intercompany eliminations, increased by $7,346,000 (237%) compared to the prior fiscal year, principally due to the prior fiscal year’s loss in the printing equipment and maintenance segment related to events discussed in Note 10 that did not reoccur this fiscal year.

Revenues for our overnight air cargo segment totaled $72,845,000 for the year ended March 31, 2018, representing a $3,287,000 (5%) increase over the prior year. The segment’s administrative fee revenues increased by $2,076,000, reflecting the greater administrative fee amount paid under the dry-lease agreements which became effective on June 1, 2017. The administrative fees include the additional ATR monthly rental rate for leased aircraft under the agreement, to reflect an estimate of a fair market value rental rate. In addition, the segment’s maintenance revenues increased as a result of higher maintenance labor billable hours during fiscal 2018. The segment’s operating income increased by $1,403,000 in fiscal 2018.

Revenues for GGS, net of intercompany eliminations, totaled approximately $50,005,000 for the year ended March 31, 2018, an increase of $18,557,000 (59%) from the prior year, while net operating income increased by $1,171,000 (44%).  The increases in GGS revenues and operating income are due to an increase in sales volume of deicing trucks and catering trucks to some of the Company’s largest customers.

During the year ended March 31, 2018, revenues from our GAS subsidiary totaled approximately $35,698,000, representing a $5,245,000 (17%) increase from the prior year. The segment’s fiscal year 2018 operating loss, $165,000, was an improvement of $336,000 (67%) compared to the 2017 loss of $501,000 principally due to the impact of increased revenues. Revenue increased with growth in services for both new and existing customers and new contracts.

The commercial jet engines and parts segment contributed $29,507,000 of revenues, net of intercompany eliminations, for the year ended March 31, 2018, while operating income, net of intercompany eliminations, was $609,000. The segment was formed through the acquisitions of the businesses of Contrail Aviation, AirCo and Jet Yard. In the prior fiscal year, the commercial jet engines and parts segment consisted only of Contrail Aviation and Jet Yard which contributed revenues of $7,456,000 and operating income of $532,000. The increase in revenue is directly attributable to new customers compared to the prior fiscal year and the acquisition of AirCo. Further, Contrail, which was acquired in July 2016, contributed a full year of revenue in fiscal year 2018 compared to nine months in fiscal year 2017.

Revenues for the printing equipment and maintenance segment, net of intercompany eliminations, totaled approximately $6,144,000 representing a $2,875,000 (32%) decrease from the prior fiscal year. The segment’s net operating income for the fiscal year 2018 was approximately $550,000 compared to an operating loss of $6,104,000 representing an increase of approximately $6,654,000. The decrease in revenues and the increase in operating income are directly related to lost customers stemming from the events outlined in Note 10 of the accompanying Notes to Consolidated Financial Statements and further described below related to the bankruptcy of Delphax Canada.

In light of continuing events of default under the Delphax Senior Credit Agreement and the conclusion of final production run by Delphax Canada of consumable products for Delphax’s legacy printing systems, on July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholders on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

With it being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as a single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of March 31, 2018, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

Air T has contributed certain of the assets acquired in foreclosure to a newly formed subsidiary, Delphax Solutions, Inc. (“Delphax Solutions”), which has contracted with Delphax to supply legacy parts and consumables, as well as to serve as a fulfilment provider to Delphax for logistics and sales order processing. In addition, Delphax Solutions intends to pursue market success for the elan® printer system, as Delphax is no longer actively selling its product lines. Delphax Solutions has entered into an agreement with Delphax for a license for intellectual property and rights to the elan® printing system and technologies in return for royalties based on sales. Delphax Solutions intends pursue sales of the elan® printing system and related product lines both directly and through qualified resellers and agents.

During fiscal year 2018, the Company recognized approximately $1,560,000 in other-than-temporary impairment losses on investments.

Fiscal 2018 vs. 2017

For fiscal year 2018, the Company’s revenues, net of intercompany eliminations, increased by $46,048,000 (31%) from the prior year. Operating income, net of intercompany eliminations, increased by $7,346,000 (237%) compared to the prior fiscal year, principally due to the prior fiscal year’s loss in the printing equipment and maintenance segment related to events discussed in Note 10 that did not reoccur this fiscal year.

Revenues for our overnight air cargo segment totaled $72,845,000 for the year ended March 31, 2018, representing a $3,287,000 (5%) increase over the prior year. The segment’s operating income increased by $1,403,000 in fiscal 2018 due to the increases in the administrative fee revenues and the maintenance revenues, offset by an increase in flight operations cost.

Revenues for GGS, net of intercompany eliminations, totaled approximately $50,005,000 for the year ended March 31, 2018, an increase of $18,557,000 (59%) from the prior year, while operating income increased by $1,171,000 (44%).  The increases in GGS revenues and operating income are due to an increase in sales volume of deicing trucks and catering trucks to some of the Company’s largest customers.

During the year ended March 31, 2018, revenues from our GAS subsidiary totaled approximately $35,698,000, representing a $5,245,000 (17%) increase from the prior year. The segment’s fiscal year 2018 operating loss, $165,000, was an improvement of $336,000 (67%) compared to the 2017 loss of $501,000 principally due to the impact of increased revenues. Revenue increased with growth in services for both new and existing customers and new contracts.

The commercial jet engines and parts segment contributed $29,507,000 of revenues, net of intercompany eliminations, for the year ended March 31, 2018, while operating income, net of intercompany eliminations, was $609,000. The increase in revenue is directly attributable to new customers compared to the prior fiscal year and the acquisition of AirCo. Further, Contrail, which was acquired in July 2016, contributed a full year of revenue in fiscal year 2018 compared to nine months in fiscal year 2017.

Revenues for the printing and equipment segment, net of intercompany eliminations, totaled approximately $6,144,000 representing a $2,875,000 (32%) decrease from the prior fiscal year. The segment’s net operating income for the fiscal year 2018 was approximately $550,000 compared to an operating loss of $6,104,000 representing an increase of approximately $6,654,000. The decrease in revenues and the increase in operating income are directly related to lost customers stemming from the events outlined in Note 10 of the accompanying Notes to Consolidated Financial Statements and further described below related to the bankruptcy of Delphax Canada.

Consolidated operating expenses, net of intercompany eliminations, increased by $38,701,000 (26%) to $190,274,000 for fiscal year 2018 compared to fiscal year 2017. Operating expenses in the overnight air cargo segment increased $1,884,000 (3%) over the prior year principally due to increased flight crew costs. Ground equipment sales operating costs increased $17,386,000 (60%) compared to the prior fiscal year principally due to the increase in production of deicing trucks and catering trucks to some of the Company’s largest customers. Operating expenses in the ground support services segment increased by $4,909,000 (16%) driven principally by an increase in salaries due to new locations and employee count.

General and administrative expense increased $6,963,000 (31%) to $29,169,000 in fiscal year 2018. General and administrative expense increased by $3,427,000 due to inclusion of AirCo, Delphax Solutions, BCCM, and $2,729,000 due to the inclusion of Contrail and Jet Yard for the full year in fiscal year 2018.

Operating income for the year ended March 31, 2018 was $4,246,000, a $7,346,000 (237%) increase from fiscal 2017’s operating loss. The printing equipment and maintenance segment experienced a decrease in operating loss of $6,654,000 (thus a favorable change to consolidated operating income) principally due to the events outlined in Note 10 of the accompanying Notes to Consolidated Financial Statements. In addition, the overnight air cargo’s operating income increased by $1,403,000 in fiscal 2018 due to the increases in the administrative fee revenues and the maintenance revenues, offset by an increase in flight operations cost. GGS’s operating income increased by $1,171,000 due to an increase in sales volume of deicing trucks and catering trucks to some of the Company’s largest customers. GAS’s fiscal year 2018 operating loss was an improvement of $336,000 (67%) from the 2017 loss of $501,000 principally due to the impact of increased revenues from growth in services for both new and existing customers and new contracts. These increases are offset by an increase in Corporate’s operating loss of $2,045,000, driven by an increase in general and administrative expense.

Non-operating loss, net for the year ended March 31, 2018 was $1,594,000 a $476,000 increase from fiscal year 2017. This change was caused principally by the decrease in investment income of $1,224,000, the increase in interest expense of $1,153,000 offset by the decrease in other-than-temporary impairment losses on investment of $1,195,000 and the gain in equity in income of associated company of $707,000 during the fiscal year 2018.

During the year ended March 31, 2018, the Company recorded $195,000 in income tax expense at an effective rate of 7.35%. One factor contributing to the difference between the federal statutory rate of 30.79% and the Company’s effective tax rate for the fiscal year ended March 31, 2018 was the change in valuation allowance relating to the other than temporary impairment of available for sale securities included in the pretax activity in the period. Additionally, the estimated annual effective tax rate differs from the U. S. federal statutory rate due to the benefit for the Section 831(b) income exclusion for SAIC, the benefit for the federal domestic production activities deduction, the change in the valuation allowance related to the activity of Delphax, and state income tax expense. As a result of tax reform, the rate was also impacted by the recognition of the minimum tax credit carryforward and the expense relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.  During the year ended March 31, 2017, the Company recorded $725,000 in income tax expense, which resulted in an annual tax effective rate of (17.1%). The individually largest factor contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the year ended March 31, 2017 was the recognition of a valuation allowance against Delphax’s pretax activity in the period. The income tax provision for the year ended March 31, 2017 differs from the federal statutory rate due also in part to the effect of state income taxes and the federal domestic production activities deduction. Additionally, the rate for the year ended March 31, 2017 includes the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b). Furthermore, for the year ended March 31, 2017 a partial valuation allowance was recorded for the other-than-temporary loss relating to the investment in Insignia and a benefit was reflected for the dividend received deduction which provides an exclusion from taxable income of 70% of the dividends the Company received.

Net income attributable to Air T, Inc. stockholders for fiscal year 2018 was $2,277,000 or $1.11 per diluted share, compared to a net loss attributable to Air T, Inc. stockholders of $3,214,000, or $1.51 per diluted share, for fiscal year 2017.

Liquidity and Capital Resources

As of March 31, 2018, the Company held approximately $4.8 million in cash and cash equivalents. The Company also held approximately $1.5 million in restricted cash and investments with $250,000 in cash held as statutory reserve of SAIC and the remaining $1.2 million pledged to secure SAIC’s participation in certain reinsurance pool. $535,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of March 31, 2018, the Company’s working capital amounted to $30,493,000 an increase of $1,903,000 compared to March 31, 2017.

On December 21, 2017, the Company refinanced its previously existing financing arrangement with Branch Banking and Trust Company (“BB&T) by entering into a Credit Agreement (“MBT Credit Agreement”) with Minnesota Bank & Trust (“MBT”), pursuant to which MBT extended to the Company an aggregate of $26,900,000 in financing in the form of a floating-rate, $10,000,000 revolving credit facility, and three term loans in the amounts of $10,000,000 (“Term Loan A”), $5,000,000 (“Term Loan B”) and $1,900,000 (“Term Loan C”), respectively. The interest rate on the $10,000,000 revolving note floats at a rate equal to the prime rate plus one percent (1%); the interest rate on Term Note A floats at the month LIBOR rate plus two percent (2%); the interest rate on Term Note B is fixed at four and one-half percent (4.50%); and, the interest on Term Note C floats at a rate equal to prime minus one percent (1%), subject to a floor of three and one quarter percent (3.25%). In connection with the financing, the Company entered into a swap agreement to fix the interest rate on Term Note A at four and 56/100ths percent (4.56%). The revolving note is due on November 30, 2019, Term Loan A and Term Loan B mature in ten years from the date of issuance, and Term Loan C matures on January 1, 2019. The loans are guaranteed by certain subsidiaries of the Company, secured by a first lien on all personal property of the Company and the guaranteeing subsidiaries. The Company applied a portion of the proceeds from the financing to refinance the obligations of the Company and certain of its subsidiaries under its Prior Revolving Credit Facility (as defined below) with BB&T.

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

On February 15, 2018, the Company entered into certain financing documents with MBT pursuant to which MBT extended a new $1,680,000 real estate loan (“Term Note D”) to the Company and amended the $1,900,000 term loan evidenced by Term Note C to reduce the principal amount of Term Note C to $1,000,000 and to adjust the amortization schedules set forth therein to reflect the reduced principal balance. The interest rate on Term Note D floats at a rate equal to the one-month LIBOR rate plus 2%. In connection with the financing, the Company entered into a swap agreement to fix the interest rate on Term Note D at five and 9/100th percent (5.09%). The principal balance of Term Note D is payable in equal monthly installments of $5,600 each commencing on March 1, 2018 and continuing until January 1, 2028 at which time the entire principal balance of Term Note D will be due and payable in full. The interest rate on Term Note C will continue to float at a rate equal to prime minus 1% subject to a floor of 3.25%. The maturity date of Term Note C continues to be January 1, 2019. The monthly installments of principal under Term Note C have been reduced from $158,333.33 a month to $90,909.09 per month to reflect the reduced principal balance. Term Note D is secured by a first mortgage on the real property of the Company located at 5930 Balsom Ridge Road, Denver, NC 28037. In addition, both Term Note C and Term Note D, along with all other financing extended by MBT to the Company, have been guaranteed by certain subsidiaries of the Company, and are secured by a first lien on all personal property of the Company and the guaranteeing subsidiaries.

The MBT agreements contain affirmative and negative covenants, including covenants providing compliance certificates and borrowing base certificates, notices of events of default or other events deemed to have a material adverse effect on the Company, as defined in the credit agreement, and limitations on certain types of additional debt and certain types of investments. The MBT Credit Agreement also contains financial covenants applicable to the Company and the obligation subsidiaries, including the maintenance of a Debt Service Coverage Ratio of 1.25 to 1.00 and an Asset Coverage Ratio of 1.50 to 1.00.

The MBT agreements contain events of default, as defined therein, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in the Company’s or the guaranteeing subsidiaries’ financial condition. At March 31, 2018, the Company and the subsidiaries were in compliance with all applicable covenants under this credit facility.

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

In connection with and upon consummation of the Contrail Aviation acquisition in July 2016, Contrail Aviation entered into a Credit Agreement (the “Contrail Credit Agreement”) with a bank lender. The Contrail Credit Agreement provided for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 or a borrowing base. The borrowing base was computed monthly and was equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. The borrowing base at March 31, 2017 was $3.2 million, and the outstanding principal balance of borrowings under the Contrail Credit Agreement were $0 as of that date. Borrowings under the Contrail Credit Agreement bear interest at a rate equal to one-month LIBOR plus 2.80% and mature in January 2018. The obligations of Contrail Aviation under the Contrail Credit Agreement were required to be guaranteed by each of its subsidiaries (if any), and were (and the guaranty obligations of any such subsidiary guarantors were required to be) secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and any such subsidiary guarantors, as applicable (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, real property, and proceeds of the foregoing). The obligations of Contrail Aviation under the Contrail Credit Agreement were also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Credit Agreement, plus costs of collection.

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

On May 5, 2017, Contrail Aviation entered into a Business Loan Agreement with Old National Bank (“ONB Loan Agreement”). The ONB Loan Agreement provides for revolving credit borrowings by Contrail in an amount up to $15,000,000 and replaces the Contrail Credit Agreement entered into with BMO Harris Bank N.A on July 18, 2016. Borrowings under the Loan Agreement bear interest at an annual rate equal to one-month LIBOR plus 3.00%.

On March 7, 2018, Contrail Aviation entered into a new Business Loan Agreement (the “Amended ONB Loan Agreement”) with Old National Bank (“ONB”). The Amended ONB Loan Agreement and related Promissory Note replace the ONB Loan Agreement dated May 5, 2017. The Amended ONB Loan Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to $20,000,000 with a maturity date of May 5, 2019. Borrowings under the Loan Agreement will bear interest at a variable rate equal to the 1-month LIBOR plus 300 basis points. At March 31, 2018, $14,826,000 of aggregate borrowings were outstanding under the loan agreement and $5,174,000 was available for borrowing.

On January 31, 2018, Contrail Aviation executed an additional Business Loan Agreement with Old National Bank (“Additional ONB Loan Agreement”). The Additional ONB Loan Agreement provides for borrowings by Contrail Aviation in an amount equal to $9,920,000 and is in addition to the revolving credit facility described above. Borrowings under the Additional ONB Loan Agreement will bear interest at an annual rate equal to 1-month LIBOR plus 375 basis points and matures on January 26, 2021. Pursuant to the Additional ONB Loan Agreement, Contrail Aviation is required to make quarterly payments equal to $250,000, plus an additional “excess cash flow payment” equal to seventy percent (70%) of the gross lease income of the Collateral minus $250,000. At March 31, 2018, the outstanding balance on the Additional Loan Agreement was $9,920,000.

The obligations of Contrail Aviation under the Amended ONB Loan Agreement and the Additional ONB Loan Agreement are secured by a first-priority security interest in certain assets of Contrail and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the Loan Agreement, plus costs of collection.

The Amended ONB Loan Agreement and the Additional ONB Loan Agreement contain affirmative and negative covenants, including covenants that restrict Contrail’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different than it presently conducts. The agreements also contain financial covenants applicable to Contrail, including maintenance of a Cash Flow Coverage Ratio of 2.0 to 1.0, a Tangible Net Worth of not less than $3,500,000, and a Debt Service Coverage Ratio of 1.1 to 1.0, as such terms are defined in the agreements.

The Amended ONB Loan Agreement and the Additional ONB Loan Agreement contain Events of Default, as defined, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail’s financial condition. At March 31, 2018, Contrail was in compliance with these covenants.

On October 27, 2017 AirCo 1, LLC, a wholly-owned subsidiary of AirCo, LLC, closed a loan in the amount of $3,441,000 from Minnesota Bank & Trust in order to finance, in part, the purchase of a 737-800 airframe for the purpose of disassembling the plane and selling it for parts. The plane will be disassembled by Jet Yard, LLC, an affiliate, and the parts will be placed on consignment with AirCo, LLC, which will market them to third parties.. AirCo 1, LLC is a special purpose entity formed for the purpose of this transaction. At March 31, 2018, the outstanding balance on this loan was approximately $2,360,000 which is reported net of deferred financing costs of $44,500 on the consolidated balance sheet.

The loan contains affirmative and negative covenants and is secured by a security interest in all of AirCo 1, LLC’s assets, a collateral assignment of the purchase agreement for the plane, assignments of the disassembly contract and the consignment agreement, and bailee agreements with Jet Yard, LLC and AirCo, LLC. AirCo, LLC is a wholly-owned subsidiary of Stratus Aero Partners LLC. At March 31, 2018, AirCo 1, LLC was in compliance with these covenants.

On February 22, 2018, AirCo 1, LLC, a wholly-owned subsidiary of AirCo, LLC, closed a revolving loan in the maximum amount of $5,000,000 (“Revolving Loan Agreement”) from MBT to finance, in part, the ongoing purchase of decommissioned narrow body airframes including but not limited to Boeing 737 NG and A320 family aircraft by AirCo 1, LLC for the purpose of disassembling the airframes and selling them for parts. The airframes will be disassembled by Jet Yard, LLC, and the parts would be placed on consignment with AirCo, LLC, which will market them to third parties. Borrowings under the Revolving Loan Agreement will bear interest at a fixed rate of 7.50% per year with interest payments due on the first day of each month commencing on April 1, 2018. The entire remaining principal balance of this Revolving Loan Agreement and any accrued, unpaid interest shall be due and payable on February 21, 2019. At March 31, 2018, the outstanding balance on this loan was approximately $4,950,000 which is reported net of deferred financing costs of $50,000 on the consolidated balance sheet.

While AirCo 1, LLC was originally formed with the intention of being a special purpose entity for the purchase of a specific Boeing 737-800 airframe in October 2017, AirCo 1, LLC will no longer be a special purpose entity and will be involved in the ongoing purchase of narrow body airframes including but not limited to Being 737 NG and A320 family aircraft for purposes of disassembling them and selling them for parts. The revolving line of credit described in this paragraph will be available to finance the purchase of additional decommissioned airframes to be disassembled and sold as parts by consignment to AirCo, LLC.

The loan contains affirmative and negative covenants and is secured by security interests in all of AirCo 1, LLC’s assets, a collateral assignment of the purchase agreements for the Boeing 737 airframes, assignments of the disassembly contracts and the consignment agreements, and bailee agreements with Jet Yard, LLC and AirCo, LLC. The loan is also secured by a pledge by AirCo, LLC of all of the membership interests of AirCo 1, LLC. At March 31, 2018, AirCo 1, LLC was in compliance with these covenants.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

Following is a table of changes in cash flow for the respective years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018	2017

Net Cash Used in Operating Activities	$(278,000)	$(7,554,000)
Net Cash Used in Investing Activities	(26,416,000)	(3,700,000)
Net Cash Provided by Financing Activities	28,737,000	8,688,000
Effect of foreign currency exchange rates on cash and cash equivalents	(3,000)	(16,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$2,040,000	$(2,582,000)

Cash used in operating activities was $7,276,000 less for fiscal year 2018 compared to the prior fiscal year principally due to the net income generated during the period compared to a net loss in prior fiscal year.

Cash used in investing activities for fiscal year 2018 was $22,716,000 more than the prior fiscal year due primarily to capital expenditures of $20,216,000 during the fiscal period. The majority of the capital expenditures are concentrated within Contrail Aviation which purchased engines with the intention of leasing those engines to customers.

Cash provided by financing activities for fiscal year 2018 was $20,049,000 more compared to the prior fiscal year. This was primarily due to proceeds from the loan agreements with Old National Bank, offset by the repayment of the previous revolving credit facility.

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

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings throughout the year. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. The initial contract award was for two years through July 13, 2016 with four additional one-year extension options that may be exercised by the USAF, the first two of which was exercised, extending the contract term to July 13, 2018. The value of the contract, as well as the number of units to be delivered, depends upon annual requirements and available funding to the USAF. Although GGS has retained the USAF deicer contract, orders that have been received under the contract have typically not been sufficient to offset the seasonal trend for commercial sales. As a result, GGS revenues and operating income generally resume their seasonal nature. Our other reporting segments are not susceptible to seasonal trends.

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

Warranty Reserves. The Company warranties its ground equipment products for up to a three-year period from date of sale. Product warranty reserves are recorded at time of sale based on the historical average warranty cost and are adjusted as actual warranty cost becomes known. Delphax warrantied its equipment for a period of 90 days commencing with installation, except in the European Union, where it is generally one year from product shipment date. Similarly, Delphax warrantied spare parts and supplies for a period of 90 days from shipment date. These warranty reserves are reviewed quarterly and adjustments are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims.

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

The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally the 21% federal corporate tax rate. The net impact from this revaluing resulted in a tax expense recognized in the current fiscal year of $158,000. Additionally, the reduced corporate rate led to a reduction of Delphax’ gross deferred tax asset by $2,139,000. This reduction was fully offset by the change in valuation allowance, so the net tax expense was $0 related to Delphax.

The TCJA also repealed the corporate alternative minimum tax and made any minimum tax credit carryforwards to the extent not utilized refundable for tax years beginning after December 31, 2017. As a result, Delphax will be able to receive a refund of its minimum tax credit carryforward of $311,000 beginning in their fiscal year ended September 30, 2019. Previously, a valuation allowance was established against the minimum tax credit carryforward. As a result of the TCJA relating to the refundability of the minimum tax credit carryforward, an income tax benefit was recognized by the Company during the current fiscal year and a long-term income tax receivable was established.

Income taxes have been provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally the 21% federal corporate tax rate. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Acquisition-related costs are costs the Company incurs to affect a business combination. Those costs may include such items as finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees, and general administrative costs. The Company accounts for such acquisition-related costs as expenses in the period in which the costs are incurred and the services are received.

Changes in estimate of the fair value of earn-out obligations subsequent to the acquisition date are not accounted for as part of the acquisition but are rather recognized in directly in earnings.

Accounting for Redeemable Non-Controlling Interest. As more fully described in Note 9 to the consolidated financial statements, the Company is party to a put/call option agreement concerning the non-controlling ownership interest held in the Company’s consolidated subsidiary, Contrail Aviation. The put/call option permits Contrail Aviation, at any time after the fifth anniversary of the Company’s acquisition of Contrail Aviation, to purchase the non-controlling interest from the holder of such interest. The agreement also permits the holder of the non-controlling interest to sell such interest to Contrail Aviation. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the Contrail Aviation non-controlling interest between the liabilities and equity sections of the accompanying March 31, 2018 consolidated balance sheet. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the Contrail Aviation equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the Contrail Aviation equity instrument will become redeemable. Company has elected to apply the first of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or comprehensive income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Attribution of Net Income or Loss of Partially-Owned Consolidated Entities. In the case of Delphax, we determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67% /33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67% / 33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or losses to non-controlling interests because Delphax is a variable interest entity. As a result, 30% of Delphax net losses were attributed to the non-controlling interests for the fiscal year ended March 31, 2017 and a favorable adjustment of 8% of Delphax’s net losses were attributed to the non-controlling interests for the fiscal year ended March 31, 2018.

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

Long-lived Assets. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Factors which may cause an impairment include extended operating cash flow losses from the assets and management's decisions regarding the future use of assets. To conduct impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash is largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with an asset group is less than the carrying value. In the event it is determined that the carrying values of long-lived assets are in excess of the estimated undiscounted cash flows from those assets, the Company then will write-down the value of the assets by the excess of carrying value over fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable.

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

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Air T, Inc.

Denver, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air T, Inc. (the “Company”) and subsidiaries as of March 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Charlotte, North Carolina

June 29, 2018

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended March 31,
	2018	2017
Operating Revenues:
Overnight air cargo	$72,845,353	$69,558,334
Ground equipment sales	50,004,507	31,447,408
Ground support services	35,698,171	30,453,246
Commercial jet engines and parts	29,506,873	7,455,797
Printing equipment and maintenance	6,144,403	9,019,155
Corporate	182,722	-
Leasing	137,316	537,719
	194,519,345	148,471,659

Operating Expenses:
Overnight air cargo	63,049,619	61,661,072
Ground equipment sales	41,567,109	24,350,264
Ground support services	30,135,613	25,089,412
Printing equipment and maintenance	2,975,999	9,490,906
Commercial jet engines and parts	20,502,205	4,501,030
Leasing	-	49,460
Research and development	195,653	1,042,496
General and administrative	29,168,766	22,205,947
Depreciation, amortization and impairment	2,678,858	3,181,845
	190,273,822	151,572,432

Operating Income (Loss)	4,245,523	(3,100,773)

Non-operating Income (Loss):
Gain on sale of marketable securities	93,066	576,162
Foreign currency gain (loss)	(228,714)	286,596
Other-than-temporary impairment losses on investments	(1,559,972)	(2,755,318)
Other investment income, net	121,860	1,345,798
Interest expense and other	(1,724,771)	(571,651)
Gain on asset retirement obligation	562,500	-
Bargain purchase acquisition gain, net of tax	501,880	-
Unrealized loss on interest rate swap	(66,706)	-
Unrealized gain on transition to equity method	721,585	-
Equity in income of associated company	(14,644)	-
	(1,593,916)	(1,118,413)

Income (Loss) Before Income Taxes	2,651,607	(4,219,186)

Income Taxes	195,000	725,000

Net Income (Loss)	2,456,607	(4,944,186)

Net (Income) Loss Attributable to Non-controlling Interests	(179,498)	1,730,647

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$2,277,109	$(3,213,539)

Earnings (Loss) Per Share:
Basic	$1.11	$(1.51)
Diluted	$1.11	$(1.51)

Weighted Average Shares Outstanding:
Basic	2,042,806	2,125,224
Diluted	2,047,685	2,125,224

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2018	2017

Net Income (Loss)	$2,456,607	$(4,944,186)

Other Comprehensive Loss:

Foreign currency translation income (loss)	229,615	(309,680)

Unrealized net losses on marketable securities	(1,788,532)	(1,779,017)

Tax effect of unrealized net losses on marketable securities	282,115	640,446

Reclassification due to the Tax Cuts and Jobs Act	42,475	-

Total unrealized net losses on marketable securities, net of tax	(1,463,942)	(1,138,571)

Reclassification of other-than-temporary impairment losses on investments, net of gains on sale of marketable securities, included in income (loss) before income taxes	1,466,906	2,179,155

Tax effect of reclassification	(277,622)	(784,446)

Reclassification adjustment, net of tax	1,189,284	1,394,709

Total Other Comprehensive Loss	(45,043)	(53,542)

Total Comprehensive Income (Loss)	2,411,564	(4,997,728)

Comprehensive (Income) Loss Attributable to Non-controlling Interests	(183,309)	1,712,660

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$2,228,255	$(3,285,068)

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $241,430 and $328,327)*	$4,803,238	$2,763,365
Marketable securities	290,449	2,130,544
Restricted cash	269,659	890,369
Restricted investments	1,235,405	-
Accounts receivable, less allowance for doubtful accounts of $801,000 and $979,000 (Delphax $317,000 and $1,728,411)*	15,157,855	18,923,787
Costs and estimated earnings in excess of billings on uncompleted projects	2,012,121	-
Notes and other receivables-current	658,630	2,297,007
Income tax receivable	1,557,180	402,688
Inventories, net (Delphax $0 and $1,941,729)*	34,231,005	19,778,843
Prepaid expenses and other (Delphax $72,269 and $932,794)*	1,455,566	1,672,475
Total Current Assets	61,671,108	48,859,078

Investments in available-for-sale securities	1,026,920	2,463,123

Property and equipment, net (Delphax $0 and $8,007)*	20,273,171	5,324,488
Cash surrender value of life insurance policies	2,356,507	2,251,450
Notes and other tax receivables-long-term	311,000	66,771
Deferred income taxes	-	204,000
Investments in funds	324,854	-
Equity method investments	5,032,268	-
Other assets	420,981	371,975
Intangible assets, net	1,312,472	1,376,699
Goodwill	4,417,605	4,417,605
Total Assets	$97,146,886	$65,335,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $2,145,847 and $2,482,578)*	$10,181,143	$11,571,156
Income tax payable (Delphax $11,312 and $11,312)*	23,000	-
Accrued expenses (Delphax $3,244,514 and $3,602,162)*	11,743,973	8,672,815
Short-term debt	9,229,690	25,000
Total Current Liabilities	31,177,806	20,268,971

Long-term debt (Delphax $0 and $0)*	38,855,260	18,412,521
Deferred income taxes	92,000	8,000
Other non-current liabilities	785,797	3,039,402

Total Liabilities	70,910,863	41,728,894

Redeemable non-controlling interest	1,992,939	1,443,901

Commitments and contingencies (Notes 8, 11, and 22)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,043,607 shares issued and outstanding at March 31, 2018, 2,042,789 shares issued and outstanding at March 31, 2017	510,901	510,696
Additional paid-in capital	4,171,869	4,205,536
Retained earnings	20,695,981	18,461,347
Accumulated other comprehensive loss	(260,900)	(212,047)
Total Air T, Inc. Stockholders' Equity	25,117,851	22,965,532
Non-controlling Interests	(874,767)	(803,138)
Total Equity	24,243,084	22,162,394
Total Liabilities and Equity	$97,146,886	$65,335,189

See notes to consolidated financial statements.

* Amounts related to Delphax as of March 31, 2018 and 2017, respectively.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,456,607	$(4,944,186)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of marketable securities	(93,066)	(576,162)
Loss on sale of property and equipment	30,232	25,470
Change in inventory reserves	(1,851,036)	2,188,192
Change in accounts receivable reserves	(177,394)	194,286
Depreciation, amortization and impairment	2,678,857	3,181,845
Change in cash surrender value of life insurance	(105,057)	(151,393)
Deferred income taxes	(10,566)	(659,000)
Gain on asset retirement obligation	(562,500)	-
Gain on bargain purchase, net of tax	(501,880)	-
Warranty reserve	122,686	(15,173)
Other-than-temporary impairment loss on investments	1,559,972	2,755,318
Unrealized loss on interest rate swap	66,706	-
Unrealized gain on transition to equity method	(721,585)	-
Change in operating assets and liabilities:
Accounts receivable	2,732,141	(5,524,446)
Notes receivable and other non-trade receivables	1,640,461	(1,600,290)
Inventories	(6,757,766)	(7,845,801)
Prepaid expenses and other assets	331,466	(129,532)
Accounts payable	(1,689,030)	4,146,921
Accrued expenses	1,664,200	1,618,100
Income taxes payable/ receivable	(1,442,493)	306,900
Non-current liabilities	351,208	(525,143)
Total adjustments	(2,734,444)	(2,609,908)
Net cash used in operating activities	(277,837)	(7,554,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,519,045)	(2,719,369)
Proceeds from sale of marketable securities	720,452	6,002,601
Net cash used for business combinations	(2,400,000)	(4,573,700)
Net cash used for equity method investments	(2,301,026)	-
Investments in Funds	(324,854)	-
Capital expenditures	(20,215,594)	(2,346,431)
Proceeds from sale of property and equipment	3,859	6,281
Increase (Decrease) in restricted cash	620,710	(69,718)
Net cash used in investing activities	(26,415,498)	(3,700,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	115,533,307	68,275,140
Payments on line of credit	(119,176,727)	(49,805,658)
Proceeds from line of credit - Delphax	-	5,387,338
Payments of debts - Delphax	-	(7,251,473)
Proceeds from term loan	38,441,000	-
Payments on term loan	(4,816,825)	-
Debt issuance costs	(404,845)	-
Earnout payments	(1,100,000)	-
Contribution from non-controlling member	252,000	-
Proceeds from exercise of stock options	8,638	-
Stock repurchase	-	(7,917,009)
Net cash provided by financing activities	28,736,548	8,688,338

Effect of foreign currency exchange rates on cash and cash equivalents	(3,340)	(15,998)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,039,873	(2,582,090)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,763,365	5,345,455
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,803,238	$2,763,365

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$251,643	$272,622
Non-controlling interests in acquired business	-	1,312,501
Acquired business earnout contracts and payable	-	3,016,667
Equipment leased to customers transferred to inventory	2,057,417	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,065,785	$298,150
Income taxes	1,659,064	1,092,679

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2016	2,372,527	$593,131	$4,956,171	$28,821,825	$(140,519)	$1,040,922.00	$35,271,530

Repurchase of common stock	(329,738)	(82,435)	(687,635)	(7,146,939)	-	-	(7,917,009)

Net loss*	-	-	-	(3,213,539)	-	(1,862,047)	(5,075,586)

Net change from marketable securities, net of tax	-	-	-	-	256,139	-	256,139

Foreign currency translation loss	-	-	-	-	(327,667)	17,987	(309,680)

Stock-based compensation	-	-	(63,000)	-	-	-	(63,000)

Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation $131,400

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

Exercise of stock options	818	205	8,433	-	-	-	8,638

Net income (loss)*	-	-	-	2,277,109	-	(75,440)	2,201,669

Net change from marketable securities, net of tax	-	-	-	-	(317,132)	-	(317,132)

Foreign currency translation income	-	-	-	-	225,804	3,811	229,615

Redeemable non-controlling interest	-	-	(42,100)	-	-	-	(42,100)

Reclassification due to the Tax Cuts and Jobs Act	-	-	-	(42,475)	42,475	-	-

Balance, March 31, 2018	2,043,607	$510,901	$4,171,869	$20,695,981	$(260,900)	$(874,767)	$24,243,084

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation $254,938

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018 AND 2017

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a decentralized holding company with ownership interests in a broad set of operating and financial assets that are designed to expand, strengthen and diversify our cash earnings power. Our goal is to build on Air T’s core businesses.

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

In the past three years, we have organized or acquired businesses operating in four other segments. The additional segments include:

●	Air T Global Leasing, LLC (“ATGL”), our wholly-owned leasing subsidiary, comprises our leasing segment.

●	Delphax Technologies, Inc. (“Delphax”) and our newly-formed subsidiary Delphax Solutions, Inc., comprise our printing equipment and maintenance segment.

●

Majority-owned Contrail Aviation Support, LLC (“Contrail Aviation”), and Jet Yard, LLC (“Jet Yard”), AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”) compromise our commercial jet engine and parts segment.

●	Results of BCCM Advisors, LLC (“BCCM”), an investment management firm acquired recently, are included within the Corporate segment.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Contrail Aviation and Delphax. All intercompany transactions and balances have been eliminated in consolidation.

Investments under the Equity Method – The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock.

In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by our proportionate share of the net earnings or losses. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company’s claim on the investee’s book value.

For investments that have a different fiscal year-end, if the difference is not more than three months, the Company uses the investment’s most recent financial statements to record the change in the investment.

Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed. Actual results could differ from those estimates.

Concentration of Credit Risk – The Company’s potential exposure to concentrations of credit risk consists of trade accounts and notes receivable, and bank deposits. Accounts receivable are normally due within 30 days and the Company performs periodic credit evaluations of its customers’ financial condition. Notes receivable payments are normally due monthly. The required allowance for doubtful accounts is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of past-due outstanding accounts receivables. The estimates can be affected by changes in the financial strength of the industries in which the Company is operating, customer credit issues or general economic conditions.

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

Foreign Exchange - Delphax, which is headquartered in the United States, has subsidiaries in Canada, France, and the United Kingdom. The functional currency of the Delphax’s Canadian subsidiary is the U.S. dollar, whereas the functional currency of Delphax’s subsidiaries in France and the United Kingdom is the Euro and Pound Sterling, respectively. Delphax Solutions is headquartered in Canada. The functional currency of Delphax Solutions is the Canadian dollar. The balance sheets of foreign operations with a functional currency of other than the U.S. dollar are translated to U.S. dollars using rates of exchange as of the applicable balance sheet date. The statements of income (loss) items of foreign operations are translated to U.S. dollar using average rates of exchange for the applicable period. The gains and losses resulting from translation of the financial statements of Delphax’s foreign operations are recorded within the accumulated other comprehensive income (loss) and non-controlling interests categories of the Company’s consolidated equity.

Variable Interest Entities – In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews to determine if we must consolidate a variable interest entity as its primary beneficiary.

Goodwill - Goodwill reflects the excess of the purchase consideration in business combinations over the estimated fair value of identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment.

Business Combinations – The Company accounts for business combinations in accordance with FASB Codification Section 805 (“ASC 805”) Business Combinations. Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the purchase consideration over the fair value of identifiable net assets acquired. Included in purchase consideration is the estimated acquisition date fair value of any earn-out obligation incurred. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section or, as applicable to redeemable non-controlling interests, between the liabilities and equity sections of the Company’s consolidated balance sheet.

The acquisition method permits the Company a period of time after the acquisition date during which the Company may adjust the provisional amounts recognized in a business combination. This period of time is referred to as the “measurement period”. The measurement period provides an acquirer with a reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports in its consolidated financial statements provisional amounts for the items for which the accounting is incomplete. Accordingly, the Company is required to recognize adjustments to the provisional amounts, with a corresponding adjustment to goodwill, in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the Company would adjust its consolidated financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date.

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

Changes in estimate of the fair value of earn-out obligations subsequent to the acquisition date are not accounted for as part of the acquisition rather they are recognized directly in earnings.

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

Intangible Assets – Amortizable intangible assets consist of acquired patents, tradenames, customer relationships, and other finite-lived identifiable intangibles. Such intangibles are initially recorded at fair value and subsequently subject to amortization. Amortization is recorded using the straight-line method over the estimated useful lives of the assets. In accordance with the applicable accounting guidance, the Company evaluates the recoverability of amortizable intangible assets whenever events occur that indicate potential impairment. In doing so, the Company assesses whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the estimated fair value of the asset.

The estimated amortizable lives of the intangible assets are as follows:

Years
Software	3
Tradenames	5
Certification	5
Non-compete	5
License	5
Patents	9
Customer relationships	10

Attribution of Net Income or Loss of Partially-Owned Consolidated Entities – In the case of Delphax, we determined that the attribution of net income or loss should be based on consideration of all of Air T’s investments in Delphax and it subsidiary, Delphax Canada Technologies Limited (“Delphax Canada”). Our investment in the Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses. See Note 8, “Acquisitions—Acquisitions of Interests in Delphax,” for a description of our investments in Delphax and Delphax Canada and for the definitions of the capitalized terms used in this paragraph. The effect of interest expense arising under the Senior Subordinated Note and, since January 6, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or losses attributed to non-controlling interests because Delphax is a variable interest entity.

The above-described attribution methodology applies only to our investments in Delphax. We establish the appropriate attribution methodology on an entity-specific basis. In the case of Contrail Aviation, we concluded that an attribution methodology based solely on equity ownership percentages was appropriate.

Marketable Securities – In accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all of our marketable equity securities as available-for-sale. Marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income (loss). If we determine that an investment has other than a temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of income (loss). We regularly evaluate our investments for impairment using both quantitative and qualitative criteria. For equity securities, we consider the length of time and magnitude of the amount of each security that is in an unrealized loss position. As of March 31, 2018, other than our investment in Oxbridge Re Holdings Limited, all of our marketable securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

Inventories – Inventories related to the Company’s manufacturing and service operations are carried at the lower of cost (determined by use of the first in, first out method) or net realizable value. When finished goods units are leased to customers under operating leases, the units are transferred to Property and Equipment. Consistent with aviation industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

Property and Equipment – Property and equipment is stated initially at cost, or fair value if purchased as part of a business combination or, in the case of equipment under capital leases, the present value of future lease payments. Depreciation and amortization are provided on a straight-line basis over the asset’s useful life. Equipment leased to customers is depreciated using an accelerated method. Useful lives range from three years for computer equipment, seven years for flight equipment, ten years for deicers and other equipment leased to customers and 30 years for buildings.

Engine assets on lease or held for lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of engine assets are capitalized as part of the cost of such assets. Major overhauls which improve functionality or extend original useful life are capitalized and depreciated over the estimated remaining useful life of the equipment. The Company depreciates the engines on a straight-line basis over the assets useful life from the acquisition date to a residual value. The Company believes this methodology accurately reflects the typical holding period for the assets and, that the residual value assumption reasonably approximates the selling price of the assets.

The Company assesses long-lived assets for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the estimated undiscounted cash flows from those assets, the Company then will write-down the value of the assets by the excess of carrying value over fair value.

Asset Retirement Obligation – Under the terms of a lease for a manufacturing facility in Canada, Delphax is responsible for restoring the leased property to its original condition, normal wear and tear excepted. The Company’s accounting for the acquisition of Delphax reflects an estimated asset retirement obligation (“ARO”) liability for this matter of approximately $560,000. The ARO liability was determined using the present value of the estimated facility restoration costs. Determination of this estimated liability involves significant judgment. The liability is reflected on the accompanying March 31, 2017 consolidated balance sheet within current liabilities. The liability was effectively extinguished during the quarter ended September 30, 2017 which resulted in a gain of approximately $563,000 being recorded on the consolidated statement of income.

Restricted Cash — Restricted cash consists of cash held by SAIC as statutory capital reserves and cash collateral securing SAIC’s participation in certain reinsurance pools.

Revenue Recognition – The Company recognizes revenue when it is earned. This occurs when services have been rendered or products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. Revenues from our Overnight Air Cargo segment are generally recognized as flight operation and maintenance services are provided or, in the case of certain pass-through costs for maintenance parts and fuel, as the Company incurs the related expenditure. Within the Company’s Ground Equipment Sales segment, revenue is generally recognized at the time the related equipment has been shipped to the customer and risk of loss has been transferred. In the case of certain contracts with the U.S. Government or related prime contractors, the Company applies contract accounting and uses either the percentage-of-completion or completed contract method, as appropriate. Revenues of our Ground Support Services segment are generally recognized as the contracted services are completed. Substantially all Printing Equipment and Maintenance segment revenues are recognized upon product shipment, which is generally when transfer to the customer of loss occurs. Service revenue is recognized upon completion of services. Similarly, Commercial Jet Engines and Parts segment revenues are recognized upon shipment of parts and transfer of loss or, as applicable, upon completion of services. Leasing revenues are recognized consistent with contract terms and are generally recognized on a straight-line basis due to the operating lease classification of the underlying leases. Management fee revenues are recognized when earned based on the services provided as outlined in the Investment Management Agreements between BCCM Advisors, Inc. and the investment funds that it manages.

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

Operating Expenses Reimbursed by Customer – The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income (loss). These pass-through costs totaled $23,380,000 and $23,379,000 for the years ended March 31, 2018 and 2017, respectively.

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

A valuation allowance against net deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. All deferred income taxes are classified as noncurrent in the consolidated balance sheets. The Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax position is not recognized if it has a less than a 50% likelihood of being sustained.

The Tax Cuts and Jobs Act (TCJA) was signed into law by the President on Friday December 22, 2017. The TCJA includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions. The drop in the corporate rate is effective for tax years beginning after December 31, 2017. IRC Section 15 indicates that “if any rate of tax imposed…changes, and if the taxable year includes the effective date of the change…, then tentative taxes shall be computed by applying the rate for the period before the effective date of the change, and the rate for the period on and after such date, to the taxable income for the entire taxable year, and the tax for such taxable year shall be the sum of that proportion of each tentative tax which the number of days in each period bears to the number of days in the entire taxable year.” (§15(a)). As the Company is a fiscal year taxpayer, it will receive a partial benefit for the drop in the federal corporate tax rate for their fiscal year ended March 31, 2018. The weighted average federal tax rate computed in accordance with IRC Section 15 is 30.79% for the current fiscal year.

The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally the 21% federal corporate tax rate. The net impact from this revaluing resulted in a tax expense recognized in the current fiscal year of $158,000. Additionally, the reduced corporate rate led to a reduction of Delphax’ gross deferred tax asset by $2,139,000. This reduction was fully offset by the change in valuation allowance, so the net tax expense was $0 related to Delphax.

The TCJA also repealed the corporate alternative minimum tax and made any minimum tax credit carryforwards to the extent not utilized refundable for tax years beginning after December 31, 2017. As a result, Delphax will be able to receive a refund of its minimum tax credit carryforward of $311,000 beginning in their fiscal year ended September 30, 2019. Previously, a valuation allowance was established against the minimum tax credit carryforward. As a result of the TCJA relating to the refundability of the minimum tax credit carryforward, an income tax benefit was recognized by the Company during the current fiscal year and a long-term income tax receivable was established.

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

Research and Development Costs – All research and development costs are expensed as incurred. The research and development costs for the fiscal year 2018 amounted approximately $196,000 compared to $1,042,000 for fiscal year 2017. All research and development expenses are incurred by our printing equipment and maintenance segment.

Accounting for Redeemable Non-Controlling Interest – As more fully described in Note 8 to the consolidated financial statements, the Company is party to a put/call option agreement concerning the non-controlling ownership interest held in the Company’s consolidated subsidiary, Contrail Aviation. The put/call option permits Contrail Aviation, at any time after the fifth anniversary of the Company’s acquisition of Contrail Aviation, to purchase the non-controlling interest from the holder of such interest. The agreement also permits the holder of the non-controlling interest to sell such interest to Contrail Aviation. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the Contrail Aviation non-controlling interest between the liabilities and equity sections of the accompanying March 31, 2018 and 2017 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the Contrail Aviation equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the Contrail Aviation equity instrument will become redeemable. The Company has elected to apply the first of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or comprehensive income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Going Concern – In connection with preparing its consolidated financial statements, Company management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) to supersede existing revenue recognition guidance. During 2016, the FASB issued additional ASU's to further amend the new revenue recognition guidance. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and about assets recognized for costs incurred to obtain or fulfill a contract.

The new revenue recognition standards are effective for annual reporting periods beginning after December 15, 2017 with earlier adoption permitted for reporting periods beginning after December 15, 2016. Topic 606 may be adopted using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for open contract performance at that time.

The Company's adoption efforts have included the identification of revenue within the scope of the standard, the evaluation of customer contracts in conjunction with new guidance and an assessment of the qualitative and quantitative impacts of the new standard on its financial statements. The evaluation included the application of each of the five steps identified in the Topic 606 revenue recognition model.

The new standard will be effective for the Company’s annual and interim periods beginning April 1, 2018. The Company will use the modified retrospective transition method. Results for reporting periods beginning after April 1, 2018 will be presented according to ASU 2014-09 while prior period amounts will not be adjusted and will continue to be reported in accordance with the Company’s historic accounting policies.  The main area impacted by ASU 2014-09 includes the recognition of revenue with the Company’s Ground Equipment Sales segment transitioning from percentage of completion to point in time. The Company calculated the transition adjustments and concluded that there would be an immaterial impact due to the adoption of ASC 606. Beginning in the first quarter of fiscal 2019, the Company plans to provide expanded recognition disclosures based on the new qualitative and quantitative disclosure requirements of the standard.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This standard amends existing guidance to simplify the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendment in ASU 2015-11 is for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has adopted ASU 2015-11 and concluded that the adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This standard eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Under this new guidance, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier adoption permitted. We adopted this amendment with the quarter ended June 30, 2017 on a prospective basis.

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

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-07 is effective for annual reporting periods beginning after December 15, 2016 and earlier adoption is permitted. We adopted this amendment for the year ended March 31, 2018 in connection with the Company’s investment in Insignia Systems, Inc. as discussed in Note 4.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and earlier adoption is permitted. The new standard requires that an entity recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Under the previous standard, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, or in the income statement. This accounting guidance became effective for the Company beginning with the June 30, 2017 quarter but had no impact on the consolidated financial statements for the year ended March 31, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one-line item of cash, cash equivalents, and restricted cash. Companies will also be disclosing the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

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

The computation of earnings per common share is as follows:

	Year Ended March 31,
	2018	2017

Net earnings attributable to Air T, Inc.
Stockholders	$2,277,109	$(3,213,539)
Earnings Per Share:
Basic	$1.11	$(1.51)
Diluted	$1.11	$(1.51)
Weighted Average Shares Outstanding:
Basic	2,042,806	2,125,224
Diluted	2,047,685	2,125,224

3.	INVESTMENTS IN SECURITIES

Marketable securities at March 31, 2018 consisted of investments in publicly traded companies with a fair value of $7,861,000, an aggregate net cost basis of $6,463,000, gross unrealized gains aggregating $1,467,000 and gross unrealized losses aggregating $69,000. Marketable securities at March 31, 2017 consisted of investments with a fair market value of $4,594,000, an aggregate cost basis of $4,331,000, gross unrealized gains aggregating $279,000 and gross unrealized losses aggregating $16,000. Securities that had been in a continuous unrealized loss position for less than 12 months as of March 31, 2018 had an aggregate fair value and unrealized loss of $1,063,000 and $69,000, respectively ($441,000 and $16,000, respectively, at March 31, 2017). As of March 31, 2018, and 2017, none of the Company’s investments in securities have been in a continuous loss for more than 12 months. The Company realized gains of $93,000 and $576,000 from the sale of securities during the years ended March 31, 2018 and March 31, 2017, respectively.

At March 31, 2017, the Company held approximately 1.65 million shares of common stock of Insignia Systems, Inc. (NASDAQ: ISIG) (“Insignia”). On the basis of its June 30, 2016 and March 31, 2017 assessments, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Insignia totaling $2,643,000. On January 6, 2017, Insignia paid a special dividend of $0.70 per share to stockholders owning Insignia shares on that date. The receipt of such special dividend is included in the other investment income (loss) in the Company’s consolidated statements of income (loss) for the fiscal year ended March 31, 2017.

On the basis of its June 30, 2017 assessments, the Company concluded that it had suffered an “other-than-temporary” impairment in its investment in the common stock of Insignia totaling $771,000. The Company’s cost basis in the Insignia investment was lowered to $1,724,000 at June 30, 2017 to reflect the impairment charge.

On January 16, 2018, the Company purchased approximately 1,133,000 shares of Insignia. After this purchase, the Company owned approximately 26% of Insignia’s total common stock and thus, Insignia became an equity method investment. See discussion in Note 4.

At March 31, 2018, the Company held 456,206 shares of common stock of Oxbridge Re Holdings Limited (NASDAQ: OXBR) (“Oxbridge”). On the basis of its December 31, 2017 “other-than-temporary” impairment assessment, the Company concluded that it had suffered an other-than-temporary impairment in its investment in the common stock of Oxbridge. The Company’s cost basis in its Oxbridge investment was lowered from $1,516,000 to $727,000 at December 31, 2017 which represents an other-than temporary impairment of $789,000.

4.	EQUITY METHOD INVESTMENTS

On June 7, 2017, the Company’s SAIC subsidiary invested $500,000 for a 40% interest in TFS Partners LLC (“TFS Partners”), a single-purpose investment entity organized by SAIC and other investors for the purpose of making an investment in a limited liability company, The Fence Store LLC (“Fence Store LLC”), organized for the purpose of acquiring substantially all of the assets of The Fence Store, Inc. (“Fence Store Inc.”). TFS Partners acquired a 60% interest in Fence Store LLC, which has completed the purchase of substantially all of the assets of Fence Store Inc. Prior to this transaction, Fence Store Inc. operated a business under the tradename “Town and Country Fence”, selling and installing residential and commercial fencing in the greater Twin Cities, Minnesota area. Fence Store LLC intends to continue this business. The total value of the Company’s investment in TFS Partners was $433,000 at March 31, 2018.

On January 16, 2018, the Company purchased approximately 1,133,000 shares of Insignia at a price of $1.25 per share for a total cost of approximately $1.4 million. After this purchase, the Company owned approximately 26% of Insignia’s total common stock and the Company adopted the equity method of accounting. Insignia Systems, Inc. markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. Subsequent to January 16, 2018, the Company purchased additional shares for a total cost of approximately $385,000. The Company adopted the equity method to account for this investment because of its ability to exercise significant influence, but not control, over the operating and financial policies of Insignia. Air T has elected a three-month lag upon adoption of the equity method and thus will report its investment in Insignia at cost as of March 31, 2018. At March 31, 2018, the Company held approximately 3.4 million shares of Insignia’s common stock representing approximately 28% of the outstanding shares for a total net investment basis of $4,599,000. No basis difference adjustments or allocation of earnings or loss from Insignia will be recorded as of March 31, 2018. Previous Accumulated Other Comprehensive Income of $722,000 was relieved into earnings as of the date equity method accounting was triggered, January 16, 2018.

5.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2018	2017
Ground support service parts	$2,518,942	$2,447,395
Ground equipment manufacturing:
Raw materials	3,314,676	1,452,201
Work in process	20,089	832,635
Finished goods	1,768,897	10,001,193
Printing equipment and maintenance:
Raw materials	1,161,410	3,325,142
Work in process	-	324,949
Finished goods	553,847	790,345
Commercial jet engines and parts	25,452,022	3,407,339
Total inventories	34,789,883	22,581,199
Reserves	(558,878)	(2,802,356)

Total, net of reserves	$34,231,005	$19,778,843

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Year Ended March 31,
	2018	2017
Furniture, fixtures and improvements	$7,696,590	$8,377,988
Building	1,633,992	1,335,333
Equipment leased to customers	17,289,842	272,622
	26,620,424	9,985,943
Less accumulated depreciation	(6,347,253)	(4,661,455)

Property and equipment, net	$20,273,171	$5,324,488

7.	INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets consisted of the following:

	Year Ended March 31,
	2018	2017

Tradenames	$442,000	$442,000
Customer relationships	751,000	751,000
Non-compete	69,700	69,700
Certification	47,000	47,000
License	250,000	-
Patents	1,090,000	1,090,000
Software	429,128	420,360
Other	22,242	22,242
	3,101,070	2,842,302
Less accumulated amortization and impairment	(1,788,598)	(1,465,603)
Intangible assets, net	$1,312,472	$1,376,699

Amortization expense was approximately $323,000 for the fiscal year 2018 compared to $105,000 for the prior fiscal year. Most of the net book value of the Company’s amortizable intangibles stems from the Company’s acquisitions of Contrail Aviation, D&D and Jet Yard (see Note 8). The Company’s consolidated statement of income (loss) for the year ended March 31, 2017 reflects a tradename and patent impairment charge in the amount of $1,110,000. These impairment charges in the prior year were incurred by Delphax (see Note 9).

Annual future amortization expense for these intangible assets for the five succeeding years is as follows:

Year ending March 31,
2019	$351,715
2020	214,129
2021	152,568
2022	125,573
2023	115,578
Thereafter	352,909
$1,312,472

Goodwill consisted of the following:

	Year Ended March 31,
	2018	2017

Goodwill, at original cost	$4,793,013	$4,793,013

Less accumulated impairment	(375,408)	(375,408)
Goodwill, net of impairment	$4,417,605	$4,417,605

The Company recorded goodwill of approximately $375,000 in connection with its investment in Delphax (Note 8). The Company estimated an impairment of $275,000 in connection with its investment in Delphax during the quarter ended June 30, 2016 which reduced the goodwill balance to $0 (there was an impairment of $100,000 recorded during the year ended March 31, 2016).

Certain business acquisitions have resulted in the recording of goodwill, which is not amortized. As of March 31, 2018, the Company had approximately $4.4 million of goodwill, $4.2 million of which is related to the acquisition of Contrail Aviation Support, Inc. (“Contrail”). We performed our annual impairment assessment for goodwill of the Contrail reporting unit. In conducting a quantitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the Contrail reporting unit including, but not limited to: changes in the carrying amount of the reporting unit; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.

In 2018, the Company elected to bypass the qualitative assessment and perform a quantitative analysis using an income approach and market approaches, to evaluate goodwill. The discounted cash flow method under (income approach) uses the reporting unit's projections of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, operating margins, tax rate, capital expenditures, depreciation and amortization and changes in working capital requirements. Other assumptions include discount rate and terminal growth rate. The estimated fair value of the reporting unit is compared to their respective carrying values. A market approach estimates fair value by applying guideline company market multiples to the reporting unit's applicable financial metrics. The multiples are derived from comparable publicly traded and transacted/acquired companies with similar operating and investment characteristics of the reporting units.

Based on the results of our annual quantitative assessment conducted as of March 31, 2018, the fair value of our Contrail reporting unit exceeded its carrying value by approximately 38%, and management concluded that no impairment charge was warranted.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ended March 31,
	2018	2017

Salaries, wages and related items	$6,431,517	$5,398,877
Profit sharing and bonus	1,201,440	413,522
Earnout liabilities, current portion	1,500,000	-
Health insurance	370,806	423,680
Warranty reserves	109,490	164,240
Asset retirement obligation	-	562,500
Claims reserve	446,529	308,528
Customer discounts	263,957	-
Taxes	157,739	508,615
Other deposits	590,000	325,000
Other	672,495	567,853
Total	$11,743,973	$8,672,815

Product warranty reserve activity is as follows:

	Year Ended March 31,
	2018	2017
Beginning Balance	$164,240	$266,455
Amounts charged to expense	122,686	(15,173)
Actual warranty costs paid	(177,436)	(87,042)
Ending Balance	$109,490	$164,240

9.	ACQUISITIONS

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment to be $2,900,000, which amount is included in the “Other non-current liabilities” in the consolidated balance sheet at March 31, 2017. As a result of the EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to that Earnout Period is $1,000,000, which was paid in October 2017. The remaining liability of $1,955,000, which includes a current portion of $1,500,000 and a non-current portion of $455,000, is included in the “Accrued expenses” and “Other non-current liabilities”, respectively, in the consolidated balance sheet at March 31, 2018.

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

The Put/Call Option specifies a fair value strike price as of the exercise date. As such, the Company assigned no value to the Put/Call Option for purposes of purchase accounting. Because the Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation, the Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying consolidated balance sheets. For the fiscal year ended March 31, 2018, the redeemable non-controlling interest balance was increased by the Seller’s proportionate share of Contrail Aviation’s net earnings. The redeemable non-controlling interest balance was also increased by a portion of the estimated change in Contrail Aviation’s fair value during the 2018 fiscal year and the additional capital contribution of $252,000 made by the non-controlling member in the third quarter (the Company funded an additional $948,000 as well to maintain the current ownership percentages). The total increase in the redeemable non-controlling interest balance was approximately $549,000 from March 31, 2017 to March 31, 2018.

Acquisition of AirCo Assets

On May 2, 2017 and June 1, 2017, our newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”) acquired the inventory and principal business assets, and assumed specified liabilities, of Aircraft Instrument and Radio Company, Incorporated, and Aircraft Instrument and Radio Services, Inc. (collectively, the “AirCo Sellers”). The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired business was $2,400,000.

The following table summarizes the fair values of assets acquired and liabilities assumed by AirCo as of June 1, 2017, the date of the completion of the acquisition (the “AirCo Closing Date”):

May 2, 2017

Assets acquired and liabilities assumed at fair value:
Accounts receivables	$748,936
Inventories	3,100,000
Property and equipment	26,748
Accounts payable	(313,117)
Accrued expenses	(382,687)
Net assets acquired	$3,179,880

Net assets acquired	3,179,880
Consideration paid	2,400,000
Bargain purchase gain	$779,880

The Company’s purchase price accounting reflects the estimated net fair value of the AirCo Sellers assets acquired and liabilities assumed as of the AirCo Closing Date. The Company’s initial accounting for this acquisition is incomplete as of the date of these consolidated financial statements. Therefore, as permitted by applicable accounting guidance, the foregoing amounts are provisional.

The transaction resulted in a bargain purchase because AirCo was a non-marketed transaction and in financial distress at the time of the acquisition. The inventory was not being marketed appropriately and as a result, the company was unable to realize market prices for the parts. The tax impact related to the bargain purchase gain was to record a deferred tax liability and tax expense against the bargain purchase gain of approximately $278,000.  The resulting net bargain purchase gain after taxes was approximately $502,000.

Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.

Other Acquisitions

On October 3, 2016, a newly formed subsidiary of the Company, Stratus Aero Partners LLC, acquired 100% of the outstanding equity interests of Jet Yard, LLC (“Jet Yard”) from the holder thereof. The cash purchase price was $15,000 and there are no contractual provisions, such as an earn-out, which could result in an increase to this price. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the Federal Aviation Administration and its principal asset on the acquisition date was a contract with Pinal County, Arizona to lease approximately 48.5 acres of land at the Pinal Air Park in Marana, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the acquisition date. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6 acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000) and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense in the initial years will exceed the corresponding cash payments. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. The construction of the demolition pad required by March 31, 2017 under the lease has not been completed and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises. As of the date of issuance, the Company was informed that the Pinal County is working on the rezoning of Pinal Airpark, which prevents any tenant from construction on the Airpark.

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

The following table sets forth the carrying values of Delphax’s assets and liabilities as of March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$241,430	$328,327
Accounts receivable, net	316,542	2,036,221
Inventories, net	-	1,941,729
Other current assets	72,269	1,145,274
Total current assets	630,241	5,451,551
Property and equipment, net	-	8,007
Intangible assets, net	-	-
Goodwill	-	-
Other tax receivables-long-term	311,000	-
Total assets	$941,241	$5,459,558

LIABILITIES
Current liabilities:
Accounts payable	$2,145,847	$2,482,578
Income tax payable	11,312	11,312
Accrued expenses	3,244,514	3,627,162
Short-term debt	1,788,285	4,714,257
Total current liabilities	7,189,958	10,835,309
Long-term debt	-	-
Other long-term liabilities	-	-
Total liabilities	$7,189,958	$10,835,309

Net assets	$(6,248,717)	$(5,375,751)

The short-term debt is comprised of amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of March 31, 2018, the outstanding principal amount of the Senior Subordinated Note was approximately $900,000 ($2,500,000 as of March 31, 2017) and the outstanding borrowings under the Delphax Senior Credit Agreement were $0 ($1,541,000 as of March 31, 2017). Short-term debt as reflected in the above table includes approximately $888,000 and $388,000 of accrued interest, due to the Company from Delphax Technologies, Inc. under the Senior Subordinated Note as of March 31, 2018 and March 31, 2017, respectively. Short term debt as of March 31, 2017 also includes approximately $112,000 of accrued interest, due to the Company from Delphax Canada and Delphax Technologies, Inc. under the Delphax Senior Credit Agreement. As a result of the foreclosure completed by the Company on August 10, 2017, the amount secured by the Delphax Senior Credit Agreement was satisfied.

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

During the quarter ended June 30, 2016, Delphax was informed by its largest customer that the customer had decided to accelerate its plans for removing Delphax legacy printing systems from production and that Delphax should, as a consequence, expect the future volume of legacy product orders from the customer to decline markedly from prior forecasts. Furthermore, the future timeframe over which orders could be expected from this customer was being sharply curtailed. In addition to this specific customer communication, Delphax also experienced a broad-based decline in legacy product customer demand during the first quarter. Sales of Delphax’s new elan® printer system also had not materialized to expectations.

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and elan® product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company also recorded a partial impairment of Delphax related long-lived tangible assets. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments, which aggregated to approximately $5,610,000, were reflected in the operating results of Delphax for the quarter ended June 30, 2016 and the fiscal year ended March 31, 2017.

The Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. The Company recorded goodwill of approximately $375,000 in connection with its investment in Delphax. The Company estimated a subsequent impairment of this goodwill during the fiscal year ended March 31, 2016 of $100,000 and an additional impairment of $275,000 during the quarter ended June 30, 2016. These impairment losses are reflected on the consolidated statement of income (loss) for the year ended March 31, 2017 within the “depreciation, amortization and impairment” line item.

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

In light of continuing events of default under the Delphax Senior Credit Agreement and the conclusion of final production run by Delphax Canada of consumable products for Delphax’s legacy printing systems, on July 13, 2017, the Company delivered a demand for payment and Notice of Intention to Enforce Security to Delphax Canada. On August 10, 2017, the Company foreclosed on all personal property and rights to undertakings of Delphax Canada. The Company foreclosed as a secured creditor with respect to amounts owed to it by Delphax Canada under the Delphax Senior Credit Agreement. The Company provided notice of its intent to foreclose to Delphax Canada and its secured creditors and shareholders on July 26, 2017. The outstanding amount owed to the Company by Delphax Canada under the Delphax Senior Credit Agreement on July 26, 2017 was approximately $1,510,000. The Company also submitted an application to the Ontario Superior Court of Justice in Bankruptcy and Insolvency (the "Ontario Court") seeking that Delphax Canada be adjudged bankrupt. On August 8, 2017, the Ontario Court issued an order adjudging Delphax Canada to be bankrupt. The recipients of the foreclosure notice did not object to the foreclosure or redeem. As a result, the foreclosure was completed on August 10, 2017, and the Company accepted the personal property and rights to undertakings of Delphax Canada in satisfaction of the amount secured by the Delphax Senior Credit Agreement.

With it being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as one single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of March 31, 2018, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

The intercompany balances under the Delphax Senior Subordinated Note as of March 31, 2018 are eliminated in the presentation of the consolidated financial statements. The effect of interest expense arising under the Senior Subordinated Note and, from January 6, 2017 to August 10, 2017, under the Delphax Senior Credit Agreement, and other intercompany transactions, are reflected in the attribution of Delphax net income or loss to non-controlling interests because Delphax is a variable interest entity.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through March 31, 2018. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.

As a result of the application of the above-described attribution methodology, for the fiscal years ended March 31, 2018 and 2017, the attribution of Delphax losses to non-controlling interests was 33% and 30%, respectively.

The following table sets forth the revenue and expenses of Delphax that are included in the Company’s consolidated statements of income (loss) and comprehensive income (loss) for the years ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017

Operating revenues	$5,835,266	$9,809,997

Operating expenses:
Cost of sales	3,261,156	10,090,073
General and administrative	1,399,034	2,876,132
Research and development	195,653	1,042,496
Depreciation, amortization and impairment	8,007	1,738,819
	4,863,850	15,747,520
Operating income (loss)	971,416	(5,937,523)

Non-operating expense, net	(742,120)	(361,098)

Income (Loss) before income taxes	229,296	(6,298,621)

Income tax benefit	311,000	-

Net income (loss)	$540,296	$(6,298,621)

Non-operating expense, net, includes intercompany interest expense of approximately $670,000 associated with the Senior Subordinated Note and the Delphax Senior Credit Agreement for the fiscal year ended March 31, 2018 and approximately $425,000 for the fiscal year ended March 31, 2017. This interest expense was eliminated for purposes of net income (loss) presented in the Company’s accompanying consolidated statements of income (loss) and comprehensive income (loss) for the years ended March 31, 2018 and 2017, though the effect of intercompany interest expense under the Senior Subordinated Note and the Delphax Senior Credit Agreement is reflected in the attribution of Delphax net income or losses attributed to non-controlling interests.

Unconsolidated Variable Interest Entities and Other Entities

As discussed in Note 2, BCCM Advisors holds equity interests in certain investment funds as of March 31, 2018. The Company determined that the equity interest it holds as the general partner in the following funds are variable interests based on the applicable GAAP guidance: Blue Clay Capital Partners CO I LP, Blue Clay Capital Partners CO III LP, Blue Clay Capital SMid-Cap LO LP and AO Partners II LP. However, the Company further determined that these funds should not be consolidated as BCCM Advisors is not the primary beneficiary of these variable interest entities. The Company determined that its equity interest in the Blue Clay Capital Master Fund Ltd. is not a variable interest and should not be consolidated based on the applicable GAAP guidance. The Company’s total investment within these investment funds at March 31, 2018 is valued at approximately $325,000. The Company’s exposure to loss is limited to its initial investment.

11.	FINANCING ARRANGEMENTS

On December 21, 2017, the Company refinanced its previously existing financing arrangement with Branch Banking and Trust Company (“BB&T) by entering into a Credit Agreement (“MBT Credit Agreement”) with Minnesota Bank & Trust (“MBT”), pursuant to which MBT extended to the Company an aggregate of $26,900,000 in financing in the form of a floating-rate, $10,000,000 revolving credit facility, and three term loans in the amounts of $10,000,000 (“Term Loan A”), $5,000,000 (“Term Loan B”) and $1,900,000 (“Term Loan C”), respectively. The interest rate on the $10,000,000 revolving note floats at a rate equal to the prime rate plus one percent (1%); the interest rate on Term Note A floats at the month LIBOR rate plus two percent (2%); the interest rate on Term Note B is fixed at four and one-half percent (4.50%); and, the interest on Term Note C floats at a rate equal to prime minus one percent (1%), subject to a floor of three and one quarter percent (3.25%). In connection with the financing, the Company entered into a swap agreement to fix the interest rate on Term Note A at four and 56/100ths percent (4.56%). The revolving note is due on November 30, 2019, Term Loan A and Term Loan B mature in ten years from the date of issuance, and Term Loan C matures on January 1, 2019. The loans are guaranteed by certain subsidiaries of the Company, secured by a first lien on all personal property of the Company and the guaranteeing subsidiaries. The Company applied a portion of the proceeds from the financing to pay off the obligations of the Company and certain of its subsidiaries under its Prior Revolving Credit Facility (as defined below) with BB&T.

On December 21, 2017, the Company entered into an interest rate swap pursuant to an International Swap Dealer’s Association, Inc. Master Agreement with MBT. The effective date of the swap was January 1, 2018 and the termination date of the swap agreement is January 1, 2028. As of January 1, 2018, the notional amount was $10,000,000, which amount adjusts each month consistent with the amortization schedule of Term Note A. The purpose of the swap is to fix the interest rate on the Company’s $10,000,000 Term Note A at four and 56/100ths percent (4.56%), thereby mitigating the interest rate risk inherent in Term Note A. The fair value of the interest rate swap as of March 31, 2018 was a liability of approximately $8,500. The interest rate swap was not designated as a hedging instrument. The change in the fair value of the swap from the trade date to March 31, 2018 is recorded in the consolidated statements of income (loss).

On February 15, 2018, the Company entered into certain financing documents with MBT pursuant to which MBT extended a new $1,680,000 real estate loan (“Term Note D”) to the Company and amended the $1,900,000 term loan evidenced by Term Note C to reduce the principal amount of Term Note C to $1,000,000 and to adjust the amortization schedules set forth therein to reflect the reduced principal balance. The interest rate on Term Note D floats at a rate equal to the one-month LIBOR rate plus 2%. In connection with the financing, the Company entered into a swap agreement to fix the interest rate on Term Note D at five and 9/100th percent (5.09%). The principal balance of Term Note D is payable in equal monthly installments of $5,600 each commencing on March 1, 2018 and continuing until January 1, 2028 at which time the entire principal balance of Term Note D will be due and payable in full. Term Note D is secured by a first mortgage on the real property of the Company located at 5930 Balsom Ridge Road, Denver, NC 28037. The interest rate on Term Note C will continue to float at a rate equal to prime minus 1% subject to a floor of 3.25%. The maturity date of Term Note C continues to be January 1, 2019. The monthly installments of principal under Term Note C have been reduced from $158,333.33 a month to $90,909 per month to reflect the reduced principal balance. In addition, both Term Note C and Term Note D, along with all other financing extended by MBT to the Company, have been guaranteed by certain subsidiaries of the Company, and are secured by a first lien on all personal property of the Company and the guaranteeing subsidiaries.

On February 20, 2018, the Company entered into an interest rate swap pursuant to an International Swap Dealer’s Association, Inc. Master Agreement with MBT. The effective date of the swap was February 20, 2018 and the termination date of the swap agreement is January 1, 2028. As of February 20, 2018, the notional amount was $1,680,000, which amount adjusts each month consistent with the amortization schedule of Term Note D. The purpose of the swap is to fix the interest rate on the Company’s $1,680,000 Term Note D five and 9/100th percent (5.09%), thereby mitigating the interest rate risk inherent in Term Note D. The fair value of the interest rate swap as of March 31, 2018 was a liability of approximately $58,000. The interest rate swap was not designated as a hedging instrument. The change in the fair value of the swap from the trade date to March 31, 2018 is recorded in the consolidated statements of income (loss).

The MBT agreements contain affirmative and negative covenants, including covenants providing compliance certificates and borrowing base certificates, notices of events of default or other events deemed to have a material adverse effect on the Company, as defined in the credit agreement, and limitations on certain types of additional debt and certain types of investments. The MBT Credit Agreement also contains financial covenants applicable to the Company and the obligation subsidiaries, including the maintenance of a Debt Service Coverage Ratio of 1.25 to 1.00 and an Asset Coverage Ratio of 1.50 to 1.00.

The MBT agreements contain events of default, as defined therein, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in the Company’s or the guaranteeing subsidiaries’ financial condition. At March 31, 2018, the Company and the subsidiaries were in compliance with all applicable covenants under this credit facility.

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

In connection with and upon consummation of the Contrail Aviation acquisition in July 2016, Contrail Aviation entered into a Credit Agreement (the “Contrail Credit Agreement”) with a bank lender. The Contrail Credit Agreement provided for revolving credit borrowings by Contrail Aviation in an amount up to the lesser of $12,000,000 or a borrowing base. The borrowing base was computed monthly and was equal to the sum of 75% of the value of eligible inventory (up to a maximum of $9,000,000) and 80% of outstanding eligible accounts receivable. The borrowing base at March 31, 2017 was $3.2 million, and the outstanding principal balance of borrowings under the Contrail Credit Agreement were $0 as of that date. Borrowings under the Contrail Credit Agreement bore interest at a rate equal to one-month LIBOR plus 2.80% and matured in January 2018. The obligations of Contrail Aviation under the Contrail Credit Agreement were required to be guaranteed by each of its subsidiaries (if any), and were (and the guaranty obligations of any such subsidiary guarantors were required to be) secured by a first-priority security interest in substantially all of the assets of Contrail Aviation and any such subsidiary guarantors, as applicable (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, real property, and proceeds of the foregoing). The obligations of Contrail Aviation under the Contrail Credit Agreement were also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000, plus interest on such amount at the rate of interest in effect under the Contrail Credit Agreement, plus costs of collection.

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

On May 5, 2017, Contrail Aviation entered into a Business Loan Agreement with Old National Bank (“ONB Loan Agreement”). The ONB Loan Agreement provides for revolving credit borrowings by Contrail in an amount up to $15,000,000 and replaces the Contrail Credit Agreement entered into with BMO Harris Bank N.A on July 18, 2016. Borrowings under the Loan Agreement bear interest at an annual rate equal to one-month LIBOR plus 3.00%.

On March 7, 2018, Contrail Aviation entered into a new Business Loan Agreement (the “Amended ONB Loan Agreement”) with Old National Bank (“ONB”). The Amended ONB Loan Agreement and related Promissory Note replace the ONB Loan Agreement dated May 5, 2017. The Amended ONB Loan Agreement provides for revolving credit borrowings by Contrail Aviation in an amount up to $20,000,000 with a maturity date of May 5, 2019. Borrowings under the Loan Agreement bear interest at a variable rate equal to the one-month LIBOR plus 3.00%. At March 31, 2018, $14,826,000 of aggregate borrowings were outstanding under the loan agreement and $5,174,000 was available for borrowing.

On January 31, 2018, Contrail Aviation executed an additional Business Loan Agreement with Old National Bank (“Additional ONB Loan Agreement”). The Additional ONB Loan Agreement provides for borrowings by Contrail Aviation in an amount equal to $9,920,000 and is in addition to the revolving credit facility described above. Borrowings under the Additional ONB Loan Agreement will bear interest at an annual rate equal to 1-month LIBOR plus 3.75% and matures on January 26, 2021. Pursuant to the Additional ONB Loan Agreement, Contrail Aviation is required to make quarterly payments equal to $250,000, plus an additional “excess cash flow payment” equal to seventy percent (70%) of the gross lease income of the Collateral minus $250,000. At March 31, 2018, the outstanding balance on the Additional Loan Agreement was $9,920,000.

The obligations of Contrail Aviation under the Amended ONB Loan Agreement and the Additional ONB Loan Agreement are secured by a first-priority security interest in certain assets of Contrail and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the Loan Agreement, plus costs of collection.

The Amended ONB Loan Agreement and the Additional ONB Loan Agreement contain affirmative and negative covenants, including covenants that restrict Contrail’s ability to make acquisitions or investments, make certain changes to its capital structure, and engage in any business substantially different than it presently conducts. The agreements also contain financial covenants applicable to Contrail, including maintenance of a Cash Flow Coverage Ratio of 2.0 to 1.0, a Tangible Net Worth of not less than $3,500,000, and a Debt Service Coverage Ratio of 1.1 to 1.0, as such terms are defined in the agreements.

The Amended ONB Loan Agreement and the Additional ONB Loan Agreement contain Events of Default, as defined, including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, if both Contrail’s current chief executive officer and chief financial officer cease to oversee day-to-day operations of Contrail, cross-default to other debt, bankruptcy and other insolvency events, actual or asserted invalidity of loan documentation, or material adverse changes in Contrail’s financial condition. At March 31, 2018, Contrail was in compliance with these covenants.

On October 27, 2017 AirCo 1, LLC, a wholly-owned subsidiary of AirCo, LLC, closed a loan in the amount of $3,441,000 from MBT in order to finance, in part, the purchase of a 737-800 airframe for the purpose of disassembling the plane and selling it for parts. The loan is due March 26, 2019. The plane will be disassembled by Jet Yard, LLC, an affiliate, and the parts will be placed on consignment with AirCo, LLC, which will market them to third parties.. AirCo 1, LLC is a special purpose entity formed for the purpose of this transaction. At March 31, 2018, the outstanding balance on this loan was approximately $2,360,000 which is reported net of deferred financing costs of $44,500 on the consolidated balance sheet.

The loan contains affirmative and negative covenants and is secured by a security interest in all of AirCo 1, LLC’s assets, a collateral assignment of the purchase agreement for the plane, assignments of the disassembly contract and the consignment agreement, and bailee agreements with Jet Yard, LLC and AirCo, LLC. AirCo, LLC is a wholly-owned subsidiary of Stratus Aero Partners LLC.

On February 22, 2018, AirCo 1, LLC, a wholly-owned subsidiary of AirCo, LLC, closed a revolving loan in the maximum amount of $5,000,000 (“ Revolving Loan Agreement”) from MBT to finance, in part, the ongoing purchase of decommissioned narrow body airframes including but not limited to Boeing 737 NG and A320 family aircraft by AirCo 1, LLC for the purpose of disassembling the airframes and selling them for parts. The airframes will be disassembled by Jet Yard, LLC, and the parts would be placed on consignment with AirCo, LLC, which will market them to third parties. Borrowings under the Revolving Loan Agreement will bear interest at a fixed rate of 7.50% per year with interest payments due on the first day of each month commencing on April 1, 2018. The entire remaining principal balance of this Revolving Loan Agreement and any accrued, unpaid interest shall be due and payable on February 21, 2019. At March 31, 2018, the outstanding balance on this loan was approximately $4,950,000 which is reported net of deferred financing costs of $50,000 on the consolidated balance sheet.

While AirCo 1, LLC was originally formed with the intention of being a special purpose entity for the purchase of a specific Boeing 737-800 airframe in October 2017, AirCo 1, LLC will no longer be a special purpose entity and will be involved in the ongoing purchase of narrow body airframes including but not limited to Being 737 NG and A320 family aircraft for purposes of disassembling them and selling them for parts. The revolving line of credit described above will be available to finance the purchase of additional decommissioned airframes to be disassembled and sold as parts by consignment to AirCo, LLC.

The loan contains affirmative and negative covenants and is secured by security interests in all of AirCo 1, LLC’s assets, a collateral assignment of the purchase agreements for the Boeing 737 airframes, assignments of the disassembly contracts and the consignment agreements, and bailee agreements with Jet Yard, LLC and AirCo, LLC. The loan is also secured by a pledge by AirCo, LLC of all of the membership interests of AirCo 1, LLC.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

At March 31, 2018, our contractual financing obligations, including payments due by period, are as follows:

Fiscal year ended	Amount
2019	$9,324,278
2020	16,888,073
2021	10,640,086
2022	1,567,200
2023	1,567,200
Thereafter	8,463,400
48,450,237
Less: Unamortized Debt Issuance Costs	(365,288)
$48,084,950

12.	LEASE ARRANGEMENTS

The Company has operating lease commitments for office equipment and some of its office and maintenance facilities.

The Company previously leased property used for its corporate offices from a company controlled by certain of the Company’s former officers and directors. The lease for this facility provided for monthly rent of $14,862 and expired on January 31, 2018. The Company relocated its corporate offices to an owned facility in July 2017 and did not renew this lease.

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

GAS leases several maintenance facilities across the country and an administrative office in Eagan, Minnesota. Most of the leases are on one-year agreements with renewal clauses, but some of these are multi-year leases extending out as far as March 2021.

As of March 31, 2018, the Company leased maintenance and office space from third parties at a variety of other locations, at prevailing market terms. The table of aircraft presented in Part I Item 1 of this Form 10-K lists the aircraft operated by the Company’s subsidiaries and the form of ownership.

Contrail Aviation leases a 21,000 square foot facility in Verona, Wisconsin. The lease for this facility expires on July 17, 2021, though Contrail Aviation has the option to renew the lease on the same terms for an additional five-year period. The lease provides for monthly rent of approximately $13,000 (see Note 24).

Jet Yard leases approximately 48.5 acres of land from Pinal County at the Pinal Air Park in Marana, Arizona. The lease expires in May 2046, though Jet Yard has an option to renew the lease for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable. The construction of a demolition pad required by March 31, 2017 under the lease has not been completed and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises.

Delphax’s Canadian subsidiary leased a 76,734 square foot manufacturing facility in Mississauga, Ontario under a lease which has been terminated effective upon removal of the property foreclosed upon by Air T.

Delphax Solutions leases 12,206 square feet of space in a building located in Mississauga, Ontario. The lease expires on July 31, 2020 and the subsidiary’s obligations under the lease have been guaranteed by Air T. The lease commenced on August 1, 2017 and terminates on July 31, 2020. Annual rent under the lease escalates annually, with annual rent of approximately $94,600 (CDN) for the first year and approximately $97,000 (CDN) in the third year. The subsidiary’s obligations under the lease have been guaranteed by Air T.

AirCo leases a 20,000 square-foot facility from the shareholder of the AirCo Seller which expires on May 1, 2018, though AirCo may prior thereto terminate the lease on 90-days’ notice and may renew the lease for up to four successive one-year terms. Total rent cost for fiscal 2018 is approximately $121,000. The Company renewed the lease for another term through May 1, 2019.

At March 31, 2018, future minimum annual lease payments (foreign currency amounts translated using applicable March 31, 2018 exchange rates) under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ended March 31,
2019	$3,007,000
2020	2,262,000
2021	1,400,000
2022	1,078,000
2023	885,000
Thereafter	5,381,000
Total minimum lease payments	$14,013,000

The Company’s rent expense excluding Delphax for operating leases totaled approximately $4,520,000 and $3,872,000 for fiscal 2018 and 2017, respectively, and includes amounts to related parties of $337,000 and $289,000 in fiscal 2018 and 2017, respectively. Delphax’s rent expense totaled $95,000 and $391,000 for fiscal 2018 and 2017 respectively.

13.	EQUIPMENT LEASED TO CUSTOMERS

The Company leases equipment to third parties. ATGL leases a printer to a third party under an operating lease agreement. Contrail Aviation leases engines to third parties under operating lease agreements as well.

As of March 31, 2018, minimum future rentals under non-cancelable operating leases are as follow:

Year ended March 31,
2019	$2,547,888
2020	1,392,588
2021	732,588
2022	83,288
2023	66,547
Thereafter	-
Total minimum lease payments	$4,822,899

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following consolidated balance sheet items are measured at fair value:

	Fair Value Measurements at March 31,
	2018	2017

Marketable securities (Level 1)	$2,552,774	$4,593,667
Interest rate swaps (Level 2)	$66,706	$-
Acquisition contingent consideration obligations (Level 3)	$1,955,987	$3,023,031
Redeemable Non-Controlling Interest (Level 3)	$1,992,939	$1,443,901

The fair values of our interest rate swaps are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy.

The fair value of the acquisition contingent consideration obligations is based on a discounted cash flow analysis using projected EBITDA over the earn-out period and is classified as Level 3 in the hierarchy.

The fair value of the redeemable non-controlling interest is based on a market approach using a book value multiple and is classified as Level 3 in the hierarchy.

The fair value measurements which use significant observable inputs (Level 3), changed due to the following:

	Acquisition Contingent Consideration Obligations	Redeemable Non-Controlling Interest
Beginning Balance	$3,023,031	$1,443,901
Payment of contingent consideration	(1,100,000)	-
Capital contribution by non-controlling member	-	252,000
Net income attributable to non-controlling interests	-	254,938
Fair value adjustment	-	42,100
Interest accrued on contingent consideration	32,956	-
	$1,955,987	$1,992,939

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value at March 31, 2018 and 2017.

15.	AIR T, INC. STOCKHOLDERS’ EQUITY

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

The Common Stock repurchased from the Biglari Group was retired upon repurchase. The accompanying consolidated statement of equity for the year ended March 31, 2017 reflects the resultant respective reductions in common stock, additional paid-in capital, and retained earnings.

16.	EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

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

There was no compensation expense related to Air T, Inc. stock options for the years ended March 31, 2018 and 2017. As of March 31, 2018, there was no unrecognized compensation expense, related to the stock options. There were no stock options granted during the years ended March 31, 2018 and March 31, 2017.

As of March 31, 2017, 36,000 shares of Air T stock options expired, of which 6,000 expired in fiscal year ended March 31, 2016 and 30,000 expired in fiscal year ended March 31, 2017. In order to remove the deferred tax asset related to these stock options, a decrease of $63,000 was recorded through additional paid in capital.

818 shares were exercised in fiscal year ended March 31, 2018 at weighted average exercise price per share of $10.56. The number of outstanding options at March 31, 2018 was 9,182.

In addition, Delphax maintains a number of stock option plans. These plans were in place at the time of the Company’s acquisition of interests in Delphax. Subsequent to the acquisition, Delphax granted 1.2 million non-qualified options to purchase shares of its common stock to certain of its employees at an exercise price of $0.33 per share.

Option activity, which only reflects the activity of Air T, Inc., is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life (Years)	Value

Outstanding at March 31, 2016	40,000	$8.74	2.09	$617,000
Granted	-	-
Exercised	-	-
Forfeited	(30,000)	-
Repurchased	-	-
Outstanding at March 31, 2017	10,000	10.08	6.15	101,000
Granted	-	-
Exercised	(818)	10.56
Forfeited	-	-
Repurchased	-	-
Outstanding at March 31, 2018	9,182	$10.03	5.13	$140,193
Exercisable at March 31, 2018	9,182	$10.03	5.13	$140,193

17.	MAJOR CUSTOMER

Approximately 38% and 47% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2018 and 2017, respectively. Approximately 15% and 15% of the Company’s consolidated accounts receivable at March 31, 2018 and 2017, respectively, were due from FedEx Corporation.

18.	INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2018	2017
Current:
Federal	$(133,000)	$1,124,000
State	183,000	128,000
Foreign	156,000	132,000
Total current	206,000	1,384,000
Deferred:
Federal	(14,000)	(592,000)
State	3,000	(67,000)
Total deferred	(11,000)	(659,000)

Total	$195,000	$725,000

Income tax expense was different from the amount computed by applying the statutory federal income tax rate of 30.8% and 34% for fiscal years ended March 31, 2018 and March 31, 2017 each respectively as shown in the following table:

	Year Ended March 31,
	2018		2017
Expected Federal income tax expense U.S. statutory rate	$818,000	30.8%	$(1,434,000)	34.0%
State income taxes, net of Federal benefit	129,000	4.9%	40,000	-0.9%
Permanent differences, other	21,000	0.8%	156,000	-3.7%
Dividend received deduction	-	0.0%	(302,000)	7.2%
Section 831(b) benefit	(320,000)	-12.1%	(281,000)	6.7%
Change in valuation allowance	(1,116,000)	-42.1%	3,868,000	-91.8%
Domestic production activities deductions	(15,000)	-0.6%	(64,000)	1.5%
Income attributable to minority interest - Contrail Aviation	(79,000)	-3.0%	(45,000)	1.1%
Bargain purchase gain	(155,000)	-5.8%	-	0.0%
Tax rate change applied to deferreds	2,297,000	86.6%	-	0.0%
Deferred benefit for outside basis difference recorded on Delphax CFC's	(811,000)	-30.6%	(1,015,000)	24.1%
Deferred benefit for increase in Canadian tax credits for Dephax	(149,000)	-5.6%
Recognition of AMT credit as tax receivable	(311,000)	-11.7%	-	0.0%
Deferred state income taxes, net of Federal benefit for Delphax	-	0.0%	(102,000)	2.4%
Other differences, net	(114,000)	-4.3%	(96,000)	2.3%

Income tax expense	$195,000	7.3%	$725,000	-17.1%

Delphax, which generated a loss for the period ended March 31, 2018 and March 31, 2017 is not included in Air T, Inc.’s consolidated tax return and accounts for $973,000 and $3,212,000 of the above valuation allowance effect for each year, respectively. Changes in unrealized losses related to available-for-sale securities accounted for the remaining valuation allowance effect for each year. Deferred tax assets and liabilities consisted of the following as of March 31:

	2018	2017

Inventory reserves	$50,000	$785,000
Accrued vacation	343,000	475,000
Stock option compensation	67,000	108,000
Property and equipment	264,000	169,000
Warranty reserve	25,000	39,000
Accounts and notes receivable reserve	103,000	290,000
Employee severance reserve	549,000	460,000
Net operating loss carryforwards	6,083,000	6,461,000
Federal/Canadian tax credits	4,486,000	4,648,000
263A inventory capitalization	-	10,000
Unrealized gains/losses and outside basis difference for CFC's	2,324,000	1,995,000
Intangibles	25,000	43,000
Outside basis difference		-
Other	69,000	78,000
Total deferred tax assets	14,388,000	15,561,000

Deferred revenue	(11,000)	(35,000)
Prepaid expenses	(337,000)	(505,000)
263A inventory capitalization	(28,000)	-
Bargain purchase gain	(179,000)	-
Gain on marketable securities (OCI)	(72,000)	(94,000)
Outside basis difference	(270,000)	(34,000)
Total deferred tax liabilities	(897,000)	(668,000)

Net deferred tax asset (liability)	$13,491,000	$14,893,000

Less valuation allowance	(13,583,000)	(14,698,000)

Net deferred tax asset (liability)	$(92,000)	$195,000

The Company accounts for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America. The Company has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The years subject to examination for the Company’s federal return are the fiscal 2014 through 2016 tax years. The years subject to examination for the Company’s state returns are generally the fiscal 2013 through 2016 tax years. As of March 31, 2018 and 2017, the Company did not have any unrecognized tax benefits. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2018 and 2017, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2018 and 2017.

As described in Note 10, effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 38%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has three foreign subsidiaries located in Canada, France, and the United Kingdom which file tax returns in those jurisdictions. With few exceptions, Delphax is no longer subject to examinations by income tax authorities for tax years before 2013.

Delphax maintains a September 30 fiscal year. As of September 30, 2016, Delphax and its subsidiaries had estimated foreign and domestic tax loss carryforwards of $9.7 million and $14.5 million, respectively. As of that date, they had estimated foreign research and development credit carryforwards of $4.5 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. As previously noted, the TCJA repealed the corporate alternative minimum tax and made any minimum tax credit carryforwards to the extent not utilized refundable for tax years beginning after December 31, 2017. As a result, Delphax will be able to receive a refund of its minimum tax credit carryforward of $311,000 beginning in their fiscal year ended September 30, 2019. Previously, a valuation allowance was established against the minimum tax credit carryforward. As a result of the TCJA relating to the refundability of the minimum tax credit carryforward, an income tax benefit was recognized by the Company during the current period and a long-term income tax receivable was established. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited. Furthermore, Delphax is currently undergoing bankruptcy proceedings with their Canadian entity (see Note 10) and intends to liquidate both the United Kingdom and French entities too. The Company anticipates those proceedings will be completed within the next fiscal year. Upon completion, any remaining tax attributes, including net operating losses and credit carryforwards in each respective jurisdiction will be lost. The Company has recorded an outside basis difference in the stock of these entities of $2.3 million which is the estimated loss that will be recognized in the United States upon their liquidation. See additional information regarding Delphax Canada in Note 10. The returns for the fiscal year ended September 30, 2017 have not yet been filed.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets will be recovered. In accounting for the Delphax tax attributes, the Company has established a full valuation allowance of $13.0 million at March 31, 2018 and $14.0 million at March 31, 2017. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against Delphax’s net deferred tax assets.

19.	EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the years ended March 31, 2018 and 2017 was approximately $559,000 and $529,000, respectively, and was recorded in the consolidated statements of income (loss).

The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2018 and 2017 was approximately $1,188,000 and $390,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income (loss). The profit sharing expense in fiscal 2018 included approximately $602,000 related to Air T, and approximately $536,000 related to Contrail.

Delphax had a defined contribution plan covering substantially all Canadian employees. Canadian employees contribute 2% of gross salary to the plan, and Delphax makes a contribution to the plan of 3% or 4% of gross salary depending on employee classification. The employer contribution vests over two years. The contribution made by Delphax during fiscal 2018 and 2017 was $0 and $78,000 respectively.

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2018
Operating Revenues	$47,697	$48,861	$44,501	$53,460
Operating Income	2,213	476	552	1,005
Net Income (Loss) Attributable to Air T, Inc Stockholders	968	422	(672)	1,559
Basic Earnings (Loss) per share	0.47	0.21	(0.33)	0.76
Diluted Earnings (Loss) per share	0.47	0.21	(0.33)	0.76

2017
Operating Revenues	$30,493	$38,523	$35,769	$43,687
Operating Income (Loss)	(7,073)	1,022	1,639	1,311
Net Income (Loss) Attributable to Air T, Inc Stockholders	(5,751)	1,084	1,220	233
Basic Earnings (Loss) per share	(2.42)	0.53	0.60	0.11
Diluted Earnings (Loss) per share	(2.42)	0.53	0.60	0.11

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

The adverse business developments during the quarter ended June 30, 2016 and the significantly deteriorated outlook for future orders of legacy and elan® product caused the Company to reevaluate the recoverability of Delphax’s assets, both tangible and intangible. Based on this reevaluation, which involved material estimation and subjectivity (including with respect to the recovery on assets in an operating liquidation), the Company concluded that a significant increase to inventory reserves was necessary. In addition, the Company concluded that Delphax related intangible assets, both amortizable assets and goodwill, should be fully impaired. This impairment totaled approximately $1,385,000 during the quarter ended June 30, 2016. The Company also recorded a partial impairment of Delphax related long-lived tangible assets, totaling approximately $249,000 during the quarter ended June 30, 2016. These impairment losses are reflected on the consolidated statements of income (loss) within the “depreciation, amortization and impairment” line item. Furthermore, there was an assessment regarding whether, at June 30, 2016, future severance actions under existing Delphax employee benefit plans were both probable and estimable. This assessment led to the Company establishing an estimated accrual for future severance actions. The effects of these various adjustments discussed above, which aggregated to approximately $5,610,000, are reflected in the operating results of Delphax for the quarter ended June 30, 2016 and the fiscal year ended March 31, 2017.

In addition, results for the quarter ended June 30, 2016 included a non-operating charge of approximately $1,502,000 related to the Company’s investment in marketable securities of Insignia due in part to the magnitude of the loss position in the investment, which increased sharply during the quarter, and the fact that the investment had been in a continuous loss position for well over one year.

21.	GEOGRAPHICAL INFORMATION

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2018 and March 31, 2017:

	March 31,	March 31,
	2018	2017
United States, the Company’s country of domicile	$5,209,831	$5,323,471
Foreign	15,063,340	1,017
Total property and equipment, net	$20,273,171	$5,324,488

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines on lease at March 31, 2018. The net book value located within each individual country at March 31, 2018 is listed below:

Mexico	$4,352,257
Netherlands	7,084,947
Romania	3,626,136
$15,063,340

Total revenue, located in the United States, the Company’s Country of domicile, and outside the United States is summarized in the following table as of March 31, 2018 and March 31, 2017:

	March 31,	March 31,
	2018	2017
United States, the Company’s country of domicile	$175,727,524	$135,257,659
Foreign	18,791,821	13,214,000
Total revenue	$194,519,345	$148,471,659

22.	SEGMENT INFORMATION

The Company has seven business segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts segment, printing equipment and maintenance, leasing and corporate. Segment data is summarized as follows:

	Year Ended March 31,
	2018	2017
Operating Revenues:
Overnight Air Cargo	$72,845,353	$69,558,334
Ground Equipment Sales:
Domestic	47,394,193	26,922,009
International	2,641,842	4,284,000
Total Ground Equipment Sales	50,036,035	31,206,009
Ground Support Services	35,710,005	30,453,246
Printing Equipment and Maintenance
Domestic	3,675,193	5,653,997
International	2,711,689	4,156,000
Total Printing Equipment and Maintenance	6,386,882	9,809,997
Commercial Jet Engines and Parts:
Domestic	25,324,231	2,688,902
International	13,438,290	4,774,000
Total Commercial Jet Engines	38,762,521	7,462,902
Leasing	137,316	537,719
Corporate	2,520,521	1,136,311
Intercompany	(11,879,288)	(1,692,859)
Total	$194,519,345	$148,471,659

Operating Income (Loss):
Overnight Air Cargo	$4,127,322	$2,723,933
Ground Equipment Sales	3,840,907	2,378,812
Ground Support Services	(179,152)	(500,712)
Printing Equipment and Maintenance	(749,846)	(5,937,522)
Commercial Jet Engines and Parts	2,003,111	534,762
Leasing	6,079	422,913
Corporate	(3,541,853)	(2,787,760)
Intercompany	(1,261,045)	64,801
Total	$4,245,523	$(3,100,773)

Capital Expenditures:
Overnight Air Cargo	$40,668	$95,270
Ground Equipment Sales	219,592	21,766
Ground Support Services	363,420	465,718
Printing Equipment and Maintenance	181,895	9,927
Commercial Jet Engines and Parts	18,305,930	60,104
Leasing	-	3,070,037
Corporate	1,104,089	1,690,109
Intercompany	-	(3,066,500)
Total	$20,215,594	$2,346,431

Depreciation, Amortization and Impairment:
Overnight Air Cargo	$110,810	$124,793
Ground Equipment Sales	433,184	597,240
Ground Support Services	471,776	383,963
Printing Equipment and Maintenance	13,135	1,738,819
Commercial Jet Engines and Parts	1,174,764	109,807
Leasing	59,244	247,323
Corporate	421,243	174,510
Intercompany	(5,298)	(194,610)
Total	$2,678,858	$3,181,845

During fiscal year 2017, the elimination of intercompany revenues is related to the sale of two elan® printers by Delphax to ATGL, along with the premiums paid to SAIC, and the elimination of intercompany operating income for such period reflects the margins on the sales of those assets, elimination of excess depreciation and amortization related to the margin on those assets, and the premiums paid to SAIC.

During fiscal year 2018, the elimination of intercompany revenues is primarily related to the sale of aircrafts from Contrail Aviation to AirCo along with the premiums paid to SAIC. The elimination of intercompany operating income for such period reflects the margins on the sales of those assets.

23.	COMMITMENTS AND CONTINGENCIES

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

As used in the Asset Purchase Agreement, “Earnout Period” means each of the first five twelve-full-calendar-month periods following the closing of the acquisition. The Company has estimated its liability with respect to the Earnout Payment of $2,900,000, which amount is included in the “Other non-current liabilities” in the consolidated balance sheet at March 31, 2017. As a result of the EBITDA of Contrail Aviation being approximately $2.1 million for the first Earnout Period, the Earnout Payment with respect to that Earnout Period is $1,000,000, which was paid in October 2017. The remaining liability of $1,955,000, which includes a current portion of $1,500,000 and a non-current portion of $455,000, is included in the “Accrued expenses” and “Other non-current liabilities”, respectively, in the consolidated balance sheet at March 31, 2018.

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

As discussed in Note 11, the obligations of Contrail Aviation under the Amended ONB Loan Agreement and the Additional ONB Loan Agreement are secured by a first-priority security interest in certain assets of Contrail and are also guaranteed by the Company, with such guaranty limited in amount to a maximum of $1,600,000 plus interest on such amount at the rate of interest in effect under the Loan Agreement, plus costs of collection.

Delphax Solutions leases 12,206 square feet of space in a building located in Mississauga, Ontario. The lease commenced on August 1, 2017 and terminates on July 31, 2020. Annual rent under the lease escalates annually, with annual rent of approximately $94,600 (CDN) for the first year and approximately $97,000 (CDN) in the third year. The subsidiary’s obligations under the lease have been guaranteed by Air T. The lease of production facilities in Mississauga, Ontario by Delphax Canada has been terminated effective upon removal of the property foreclosed upon by Air T.

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

The Company has various operating lease commitments for office equipment and its office and maintenance facilities. See Note 11.

24.	RELATED PARTY MATTERS

Since 1979 the Company has leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL were headquartered at this facility. The lease for this facility provided for monthly rent of $14,862 and expired on January 31, 2018. Operations conducted at this facility were relocated to a newly constructed, owned facility on July 31, 2017.

During the fiscal year ended March 31, 2016, the Company’s leasing subsidiary acquired interests in two equipment leases originated by Vantage Financial, LLC (“Vantage”) for aggregate payments to Vantage of approximately $401,250. The interests in the acquired leases entitle the Company’s leasing subsidiary to receive lease payments from the third parties leasing the equipment for a specified period. Pursuant to the agreements between the Company’s leasing subsidiary and Vantage, Vantage’s fees for servicing the equipment leases for the leasing subsidiary (approximately $1,000) were included in the acquisition payments. William R. Foudray, a director of the Company, is the Executive Vice President and a co-founder of Vantage. The amounts paid by the Company’s leasing subsidiary to Vantage to acquire these lease assets represent approximately 1% of Vantage’s outstanding lease assets at March 31, 2017 and March 31, 2018 and the servicing income represents less than 1% of Vantage’s annual revenues.

Contrail Aviation leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a corporation whose stock is owned equally by Mr. Joseph Kuhn, Chief Executive Officer of Contrail Aviation, and Ms. Miriam Kuhn, Chief Financial Officer of Contrail Aviation. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of $158,738 for the fiscal year ended March 31, 2018 and $111,189 during the period from July 18, 2016 through March 31, 2017 to Cohen Kuhn Properties, LLC pursuant to such lease. The lease for this facility expires on June 30, 2021, though the Company has the option to renew the lease for a period of five years on the same terms. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

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

25.	SUBSEQUENT EVENTS

Management performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through the date that these consolidated financial statements were issued.

On April 6, 2018, the Company entered into an Asset Purchase Agreement with Worthington Aviation Parts, Inc., a Minnesota Corporation (“Worthington”), primarily engaged in the business of operating, distributing and selling airplane and aviation parts along with repair services, and Churchill Industries, Inc., a Minnesota corporation, as guarantor of Worthington’s obligations as disclosed in the Agreement, to acquire substantially all the assets of, and assume certain liabilities of Worthington in return for payment to Worthington of $50,000 as earnest money upon execution of the Agreement and a payment of $3,400,000 upon closing of the Agreement, subject to adjustment for Worthington’s net working capital as of the closing date. In connection with Amendment No. 2 to the Asset Purchase Agreement, dated May 2, 2018, the cash purchase price was reduced by $100,000 to $3,300,000. On May 4, 2018, the Company completed the acquisition.

On May 25, 2018, the Company’s wholly-owned subsidiaries Worthington Acquisition, LLC, Worthington Aviation, LLC and Worthington MRO, LLC, as Borrowers, completed a loan transaction with MBT pursuant to which Borrowers obtained from MBT a new revolving loan in the amount of up to $1,500,000 (the “Revolving Loan”) and new term loan in the amount of $3,400,000 (the “Term Loan” and together with the Revolving Loan, the “Loans”). The entire loan proceeds were disbursed by MBT on May 25, 2018 and were used to reduce amounts previously advanced on the Company’s line of credit financing with MBT. Until the Term Loan is paid in full and certain other conditions met, the Company guaranteed up to $3,000,000 of the Loans. The guaranty is thereafter reduced to $1,500,000. The interest rate on Term Loan floats at a rate equal to the one-month LIBOR rate plus 2.5% and the interest rate on the Revolving Loan floats at a rate equal to the one-month LIBOR rate plus 2.0%. The Loans mature on November 30, 2019, at which time the entire unpaid balance of the Loans will be due and payable in full. In addition, the loan agreement contains affirmative and negative covenants and the loans are secured by a first lien on all of the assets of the Borrowers and a pledge of certain assets held by Stratus Aero Partners, LLC, a subsidiary of the Company.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2018, and consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation did not include an evaluation of effectiveness of internal controls over financial reporting with respect to AirCo and BCCM. As described in Part I, Item 1 of this Form 10-K, we acquired AirCo and BCCM during the fiscal year ended March 31, 2018. Due to the proximity of these acquisitions to year-end, we excluded them from our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018. These acquired businesses are associated with total assets of $6.5 million and total revenues of $7.6 million included in the Consolidated Financial Statements of Air T, Inc. and subsidiaries as of and for the year ended March 31, 2018. For additional information on these acquisitions, see Note 9—Acquisitions, of Item 8, “Financial Statements and Supplementary Data.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the Company's internal control over financial reporting as of March 31, 2018, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

Management previously identified material weaknesses in the Company's internal control over financial reporting as of March 31, 2017. During the period covered by this report, management took various actions to remediate these weaknesses.

Revenue recognition for Global Aviation Services:

●

Management identified a weakness due to a lack of formalized procedures for the documentation of revenue arrangements, including a lack of procedures requiring service contracts to be signed by all parties, for documentation of oral service contracts and acceptance of parts and services by customers, and to confirm that invoices are appropriately sent to customers.

Remediation:

●	Implemented a control whereby any new customer or new line of business with an existing customer requires an executed agreement prior to any work being performed;
●	Developed a detailed accounts receivable aging analysis and bad debt reserve calculation (including a look-back analysis each quarter) which is reviewed by management.

Revenue recognition for Global Ground Support:

●

Management identified a weakness in determining when to apply the completed contract method for certain contracts with the U.S. Government or related prime contractors and determining when contracts for which we apply the completed contract method are “substantially complete” for revenue recognition purposes.

Remediation:

●	Formalized the Company’s revenue recognition methodology and policy regarding contracts with the U.S. Government;
●	Implemented a control whereby the percentage of completion reconciliation and calculations are reviewed on a quarterly basis.

Debt Covenant Compliance:

●	Management identified a weakness with respect to internal controls over monitoring compliance with financial covenants stipulated by our senior secured revolving credit facility.

Remediation:

●	On a quarterly basis, debt covenants are formally communicated to all business units and compliance is confirmed with each business unit’s Finance/Accounting Head;
●

Debt covenant calculations are prepared on a quarterly basis (or as needed if a significant transaction or economic event were to occur that could cause a potential covenant violation) to assess whether a covenant violation has occurred. This includes calculations based on actual results and forward-looking calculations based on projected future operating results. The calculations are reviewed by another member of management prior to being finalized.

Management believes that these remedial actions have strengthened the Company's internal control over financial reporting and have fully remediated the material weaknesses in the Company's internal control over financial reporting.

Delphax:

●

Management identified the below weaknesses in internal control over financial reporting as of March 31, 2017, September 30, 2017 and December 31, 2017, which are attributable to one-time events that are attributable to the investment in Delphax Technologies, Inc. (“Delphax”). These one-time events have been addressed previously and no longer impact the Company’s internal control framework.

o

A lack of an effective internal control environment at Delphax, including insufficient account reconciliation, financial statement review, and segregation of duties controls, as well as a lack of procedures for the proper maintenance of records to support balances within Delphax’s financial statements;

o

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

o

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

o	Lack of effective internal control for the analysis of the accounting guidance applicable to the foreclosure and bankruptcy of Delphax Canada.

Delphax’s operations were significantly curtailed during the fiscal year ended March 31, 2018 due to a loss of customers, as many of the Delphax’s legacy customers notified the Delphax that they would be taking their legacy printers offline. In August 2017, Delphax Canada, a subsidiary of Delphax and the primary manufacturing arm of the Company, declared bankruptcy and the Company foreclosed on all assets as the senior secured lender. Delphax France submitted to an involuntary liquidation during the fiscal year ended March 31, 2018 and it is anticipated that Delphax UK will be shut down and cease to exist at some point in the fiscal year ended March 31, 2019. As of March 31, 2018, remediation is complete.

Changes in Internal Control Over Financial Reporting

Except as noted above with respect to the remediation procedures for the previously identified material weaknesses, there were no other changes in our internal control over financial reporting during the year ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information contained under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “ Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2018. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 for filing with the Securities and Exchange Commission.

June 29, 2018

AUDIT COMMITTEE

Travis Swenson, Chair

Peter McClung

Andrew J. Stumpf

Code of Ethics

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

Item 11.     Executive Compensation.

The information contained under the heading “Executive Compensation,” “Base Salary,” “Incentive and Bonus Compensation,” “Retirement and Other Benefits,” “Executive Compensation Tables,” “Employment Agreement and Retirement Savings Plan” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the heading “Certain Beneficial Owners of Common Stock,” “Director and Executive Officer Stock Ownership,” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of March 31, 2018, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	9,182	$10.03	0

Equity compensation plans not approved by security holders	-	-	-
Total	9,182	$10.03	0

Item 13.     Certain Relationships and Related Transactions and Director Independence.

The information contained under the heading “Director Independence” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information contained under the heading “Audit Committee Pre-approval of Auditor Engagements” and “Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules no changes made except for year references under 1(a)

1.            Financial Statements

     a.       The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm – BDO USA, LLP
(ii)	Consolidated Balance Sheets as of March 31, 2018 and 2017.
(iii)	Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2018 and 2017.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2018 and 2017.
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017.
(vi)	Notes to Consolidated Financial Statements.

3.	Exhibits

No.	Description

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

10.2

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.3

Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 001-35476)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended June 30, 2006 (Commission File No. 001-35476)

10.6

Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (Commission File No. 001-35476)

10.7

Credit Agreement dated April 1, 2015 between Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc. Global Aviation Services, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K dated April 7, 2015 (Commission File No. 001-35476)

10.8

First Amendment dated as of July 15, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.9

Consolidated Second Amendment dated as of August 9, 2016 among Air T, Inc., Mountain Air Cargo, Inc., Global Ground Support, LLC, CSA Air, Inc., Global Aviation Services, LLC, Air T Global Leasing, LLC and Branch Banking and Trust Company, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 (Commission File No. 001-35476)

10.10

Securities Purchase Agreement dated as of October 2, 2015 among Delphax Technologies, Inc., Delphax Technologies Canada Limited and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2015 (Commission File No. 001-35476)

10.11

Securities Purchase Agreement dated as of July 1, 2016 among Sardar Biglari, Biglari Capital Corp., The Lion Fund II, L.P. and Air T, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2016 (Commission File No. 001-35476)

10.12

Asset Purchase Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC, Contrail Aviation Support, Inc. and Joseph Kuhn, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.13

Credit Agreement dated as of July 18, 2016 between Contrail Aviation Support, LLC and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 19, 2016 (Commission File No. 001-35476)

10.14

Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005* (Commission File No. 001-35476)

10.15

Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10 K for the fiscal year ended March 31, 2006* (Commission File No. 001-35476)

10.16

*Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K dated March 26, 2014* (Commission File No. 001-35476)

10.17

Form of Air T, Inc. Term Note D in the principal amount of $1,680,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.18

Form of Air T, Inc. Amended and Restated Term Note C in the principal amount of $1,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.19

Form of Air T, Inc. Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.20	Form of Guarantor Acknowledgment, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.21

Second Loan Agreement between AirCo 1, LLC and Minnesota Bank & Trust dated February 22, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 28, 2018 (Commission File No. 001-35476)

10.22

Form of AirCo 1, LLC Airframe Acquisition Note in the principal amount of $5,000,000 to Minnesota Bank & Trust dated February 22, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 28, 2018 (Commission File No. 001-35476)

10.23

Form of AirCo, LLC Pledge Agreement dated February 22, 2018, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 28, 2018 (Commission File No. 001-35476)

10.24

Promissory Note and Business Loan Agreement executed as of March 7, 2018 between Contrail Aviation Support, LLC as Borrower, and Old National Bank as the Lender, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 8, 2018 (Commission File No. 001-35476)

10.25

Asset Purchase Agreement by and among Air T, Worthington Aviation Parts, Inc. and Churchill Industries, Inc. dated as of April 6, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 12, 2018 (Commission File No. 001-35476)

10.26

*Employment Agreement between Air T, Inc. and Brett Reynolds dated May 7, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 9, 2018 (Commission File No. 001-35476) (18816904)

10.27	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 9, 2018 (Commission File No. 001-35476) (18816904)

10.28

Amendment No. 1 to Asset Purchase Agreement by and among Air T, Inc., Worthington Aviation, LLC, Worthington Aviation Parts, Inc., and Churchill Industries, Inc., dated as of April 27, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 9, 2018 (Commission File No. 001-35476) (18818205)

10.29

Amendment No. 2 to Asset Purchase Agreement by and among Air T, Inc., Worthington Aviation, LLC, Worthington Aviation Parts, Inc., and Churchill Industries, Inc., dated as of May 2, 2018, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 9, 2018 (Commission File No. 001-35476) (18818205)

10.30

Form of Loan Agreement between Worthington Acquisition, LLC, Worthington Aviation, LLC and Worthington MRO, LLC, as Borrowers and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 31, 2018 (Commission File No. 001-35476)

10.31

Form of Revolving Loan Note in the amount of $1,500,000 between Worthington Acquisition, LLC, Worthington Aviation, LLC and Worthington MRO, LLC, as Borrowers and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 31, 2018 (Commission File No. 001-35476)

10.32

Form of Term Loan Note in the principal amount of $3,400,000 between Worthington Acquisition, LLC, Worthington Aviation, LLC and Worthington MRO, LLC, as Borrowers to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 31, 2018 (Commission File No. 001-35476)

10.33	Form of Stratus Aero Partners, LLC Pledge Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 31, 2018 (Commission File No. 001-35476)

10.34	Form of Air T, Inc. Guaranty, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 31, 2018 (Commission File No. 001-35476)

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of BDO USA, LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

94

101

The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

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

AIR T, INC.

By:	/s/ Nick Swenson
Nick Swenson, Chairman, President and
Chief Executive Officer and Director
	(Principal Executive Officer)	Date: June 29, 2018

By:	/s/ Brett Reynolds
Brett Reynolds, Senior Vice President and
Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: June 29, 2018

By:	/s/ Seth Barkett
	Seth Barkett, Director	Date: June 29, 2018

By:	/s/ Raymond Cabillot
	Raymond Cabillot, Director	Date: June 29, 2018

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 29, 2018

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 29, 2018

By:	/ s/ Peter McClung
	Peter McClung, Director	Date: June 29, 2018

By:	/s/ J. Andrew Reeves
	J. Andrews Reeves, Director	Date: June 29, 2018

By:	/s/ Andrew Stumpf
	Andrew Stumpf, Director	Date: June 29, 2018

By:	/s/ Travis Swenson
	Travis Swenson, Director	Date: June 29, 2018