Form 10-Q
period 2018-06-30
AIR T INC
filed 2018-08-14
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 31, 2018
Common Shares, par value of $.25 per share	2,043,607

		Page
PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited) Three Months Ended June 30, 2018 and 2017	3

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) Three Months Ended June 30, 2018 and 2017	4

	Condensed Consolidated Balance Sheets June 30, 2018 (Unaudited) and March 31, 2017	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended June 30, 2018 and 2017	6

	Condensed Consolidated Statements of Equity (Unaudited) Three Months Ended June 30, 2018 and 2017	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II

Item 6.	Exhibits	32
	Signatures	33
	Exhibit Index
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2018	2017
Operating Revenues:
Overnight air cargo	$17,640,658	$16,742,175
Ground equipment sales	6,384,781	5,949,656
Ground support services	9,047,640	9,113,073
Printing equipment and maintenance	298,823	3,131,381
Commercial jet engines and parts	27,320,175	12,725,341
Corporate	175,392	35,747
	60,867,469	47,697,373

Operating Expenses:
Overnight air cargo	15,174,396	14,562,143
Ground equipment sales	4,937,312	4,754,215
Ground support services	7,805,209	7,418,393
Printing equipment and maintenance	145,528	1,501,056
Commercial jet engines and parts	20,121,118	10,069,850
Research and development	-	195,653
General and administrative	8,584,803	6,584,668
Depreciation, amortization and impairment	1,495,401	398,827
	58,263,767	45,484,805

Operating Income	2,603,702	2,212,568

Non-operating Income (Expense):
Foreign currency gain (loss), net	(2,182)	(188,624)
Other-than-temporary impairment loss on investments	-	(771,173)
Other investment income (loss), net	(315,507)	30,651
Interest expense and other	(707,199)	(149,519)
Unrealized gain on interest rate swap	97,337	-
Bargain purchase acquisition gain, net of tax	1,983,777	501,880
Equity in income (loss) of associated company	9,183	(31,903)
	1,065,409	(608,688)

Income Before Income Taxes	3,669,111	1,603,880

Income Taxes	387,000	374,000

Net Income	3,282,111	1,229,880

Net (Income) Attributable to Non-controlling
Interests	$(453,417)	$(261,491)

Net Income Attributable to Air T, Inc. Stockholders	$2,828,694	$968,389

Income Per Share:
Basic	$1.38	$0.47
Diluted	$1.38	$0.47

Weighted Average Shares Outstanding:
Basic	2,043,607	2,042,789
Diluted	2,049,698	2,047,623

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2018	2017

Net income	$3,282,111	$1,229,880

Other comprehensive income (loss):

Foreign currency translation gain	47,660	134,789

Unrealized net loss on marketable securities	-	(920,309)

Tax effect of unrealized net loss on marketable securities	-	331,761

Total unrealized net loss on marketable securities, net of tax	-	(588,548)

Reclassification of other-than-temporary impairment loss on investments, net of gains on sale of marketable securities, included in income (loss), before income taxes	-	771,173

Tax effect of reclassification	-	(277,622)

Reclassification adjustment, net of tax	-	493,551

Total Other Comprehensive Income	47,660	39,792

Total Comprehensive Income (Loss)	3,329,771	1,269,672

Comprehensive (Income) Attributable to Non-controlling Interests	(470,569)	(260,646)

Comprehensive Income Attributable to Air T, Inc. Stockholders	$2,859,202	$1,009,026

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $371,831 and $241,430)**	$5,746,521	$4,803,238
Marketable securities	1,055,075	290,449
Restricted cash	18,832	269,659
Restricted investments	1,119,490	1,235,405
Accounts receivable, less allowance for doubtful accounts of $755,865 and $801,000 (Delphax $41,150 and $317,000)**	19,120,159	15,157,855
Costs and estimated earnings in excess of billings on uncompleted projects	-	2,012,121
Notes and other receivables-current	2,880,560	658,630
Income tax receivable	1,351,597	1,557,180
Inventories, net (Delphax $0 and $0)**	27,619,851	34,231,005
Prepaid expenses and other (Delphax $58,898 and $72,269)**	1,147,368	1,455,566
Total Current Assets	60,059,453	61,671,108

Investments in securities	2,840,175	1,026,920
Property and equipment, net	19,417,752	20,273,171
Cash surrender value of life insurance policies	2,372,289	2,356,507
Other tax receivables-long-term (Delphax $311,000 and $311,000)**	311,000	311,000
Investments in funds	314,026	324,854
Equity method investments	5,238,982	5,032,268
Other assets	772,109	420,981
Intangible assets, net	1,371,561	1,312,472
Goodwill	4,417,605	4,417,605
Total Assets	$97,114,952	$97,146,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $2,160,817 and $2,145,847)**	$14,887,263	$10,181,143
Income tax payable (Delphax $11,312 and $11,312)**	23,000	23,000
Accrued expenses (Delphax $3,180,724 and $3,244,514)**	10,418,865	11,743,973
Short-term debt	9,544,732	9,229,690
Total Current Liabilities	34,873,860	31,177,806

Long-term debt (Delphax $0 and $0)*	31,322,098	38,855,260
Deferred income taxes	681,000	92,000
Other non-current liabilities	719,252	785,797
Total Liabilities	67,596,210	70,910,863

Redeemable non-controlling interest	2,445,563	1,992,939

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,043,607 shares issued and outstanding	510,901	510,901
Additional paid-in capital	4,171,869	4,171,869
Retained earnings	23,418,334	20,695,981
Accumulated other comprehensive loss	(124,051)	(260,900)
Total Air T, Inc. Stockholders' Equity	27,977,053	25,117,851
Non-controlling Interests	(903,874)	(874,767)
Total Equity	27,073,179	24,243,084
Total Liabilities and Equity	$97,114,952	$97,146,886

* Derived from audited consolidated financial statements
** Amounts related to Delphax as of June 30, 2018 and March 31, 2018, respectively.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,282,111	$1,229,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of marketable securities	10,828	-
Gain on sale of property and equipment	1,661	(1,091)
Change in inventory reserves	91,547	(405,302)
Change in accounts receivable reserves	(45,628)	(20,950)
Depreciation, amortization and impairment	1,495,401	398,827
Change in cash surrender value of life insurance	(15,782)	(14,335)
Bargain purchase acquisition gain, net of tax	(1,983,777)	(501,880)
Warranty reserve	(980)	27,706
Other-than-temporary impairment loss on investments	-	771,173
Unrealized loss on marketable securities	322,477	-
Unrealized gain on interest rate swap	(97,337)	-
Change in operating assets and liabilities:
Accounts receivable	29,564	(1,071,687)
Notes receivable and other non-trade receivables	(2,221,930)	811,207
Inventories	11,319,597	(1,896,441)
Prepaid expense and other assets	288,286	380,030
Accounts payable	3,942,185	(1,047,556)
Accrued expenses	(1,982,397)	(1,206,518)
Income taxes payable/receivable	205,583	355,186
Non-current liabilities	75,525	47,240
Total adjustments	11,434,823	(3,374,391)
Net cash provided by (used in) operating activities	14,716,934	(2,144,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(784,443)	(30,476)
Acquisition of businesses, net of cash acquired	(3,325,700)	(2,900,000)
Net cash used for equity method investments	(197,532)	-
Purchase of debt security	(2,000,000)	-
Capital expenditures	(459,575)	(489,995)
Proceeds from sale of property and equipment	50,602	1,861
Net cash used in investing activities	(6,716,648)	(3,418,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	28,933,742	17,002,765
Payments on lines of credit	(38,156,091)	(14,520,242)
Proceeds from term loan	3,400,000	2,400,000
Payments on term loan	(1,404,800)	(200,000)
Debt issuance costs	(35,702)	-
Distribution to non-controlling member	(47,051)	-
Net cash provided by (used in) financing activities	(7,309,902)	4,682,523

Effect of foreign currency exchange rates on cash and cash equivalents	2,072	6,057

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	692,456	(874,541)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,072,897	2,763,365
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,765,353	$1,888,824

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Equipment leased to customers transferred to inventory	$234,151	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$629,264	$160,191
Income taxes	181,417	18,814

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

Net income*	-	-	-	968,389	-	18,239	986,628

Net change from marketable securities, net of tax	-	-	-	-	(94,997)	-	(94,997)

Foreign currency translation gain (loss)	-	-	-	-	135,634	(845)	134,789

Redeemable non-controlling interest	-	-	(25,000)	-	-	-	(25,000)

Balance, June 30, 2017	2,042,789	$510,696	$4,180,536	$19,429,736	$(171,410)	$(785,744)	$23,163,814

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2018	2,043,607	$510,901	$4,171,869	$20,695,981	$(260,900)	$(874,767)	$24,243,084

Net income*	-	-	-	2,828,694	-	(46,259)	2,782,435

Adoption of ASU 2016-01	-	-	-	(106,341)	106,341	-	-

Foreign currency translation gain	-	-	-	-	30,508	17,152	47,660

Balance, June 30, 2018	2,043,607	$510,901	$4,171,869	$23,418,334	$(124,051)	$(903,874)	$27,073,179

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statement Presentation

The condensed consolidated financial statements of Air T, Inc. (“AirT”, the “Company”, “we”, “us” or “our”) have been prepared, without audit (except as it relates to the consolidated balance sheet as of March 31, 2018 which has been derived from audited financial statements), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been made.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2018. The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, and created Topic 606 (ASC 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

Effective April 1, 2018, the Company adopted the standard using the modified retrospective transition method. Results for reporting periods beginning after April 1, 2018 will be presented according to ASU 2014-09 while prior period amounts will not be adjusted and will continue to be reported in accordance with the Company’s historic accounting policies. The main area impacted by ASU 2014-09 includes the recognition of revenue with the Company’s Ground Equipment Sales segment transitioning from percentage of completion to point in time for the Government Contracts revenue stream. Additionally, certain repair service revenues which were recorded at a point-in-time upon completion of service are now recognized over-time. Due to the short-term nature of these contracts, over-time recognition does not result in a material difference from point-in-time recognition. The Company calculated the transition adjustment and concluded that there was an immaterial impact due to the adoption of ASC 606.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that amends the guidance on the classification and measurement of financial instruments (Subtopic 825-10). ASU 2016-01 becomes effective in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (“ASC”) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity securities were required to reclassify those amounts to beginning retained earnings in the year of adoption. As a result, the Company has reclassified the beginning amount of accumulated other comprehensive income related to AFS securities to accumulated deficit and all changes in fair values of these securities are now reflected in the Statement of Operations in the Company’s net loss for the period.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company adopted the guidance within ASU 2016-15 as of April 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one-line item of cash, cash equivalents, and restricted cash. Companies will also be disclosing the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company adopted the guidance within ASU 2016-18 as of April 1, 2018. The impact of ASU 2016-18 on its financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the statements of cash flows, as these balances are included in the beginning and ending cash balances in the statements of cash flows; and (2) included within Note 4 is a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805). This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years that begin after December 15, 2017 and is to be applied prospectively. The Company adopted the guidance within ASU 2017-01 as of April 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This update is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted the guidance within ASU 2017-01 as of April 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In February 2018, the FASB amended the Financial Instruments Topic of the Accounting Standards Codification. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements. The Company has not yet concluded how the new standard will impact the consolidated financial statements.

In June 2018, the FASB amended the Compensation—Stock Compensation Topic of the Accounting Standards Codification. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year-public business entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements. The Company has not yet concluded how the new standard will impact the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Revenue recognition

The Company accounts for revenue in accordance with ASC 606, which was adopted on April 1, 2018, using the modified retrospective method. As substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations.

The following is a description of the Company’s performance obligations.

Type of Revenue	Nature, Timing of Satisfaction of Performance Obligations, and Significant Payment Terms
Product Sales

The Company generates revenue from sales of various distinct products such as parts, aircraft equipment, printing equipment, jet engines, airframes, and scrap metal to its customers. A performance obligation is created when the Company accepts an order from a customer to provide a specified product. Each product ordered by a customer represents a performance obligation.

The Company recognizes revenue when obligations under the terms of the contract are satisfied; generally, this occurs at a point-in-time upon shipment or when control is transferred to the customer. Transaction prices are based on contracted terms, which are at fixed amounts based on standalone selling prices. While the majority of the Company's contracts do not have variable consideration, for the limited number of contracts that do, the Company records revenue based on the standalone selling price less an estimate of variable consideration (such as rebates or prompt payment discounts). Performance obligations are short-term in nature and customers are typically billed upon transfer of control.

Support Services

The Company provides a variety of support services such as aircraft maintenance, printer maintenance, and short-term repair services to its customers. Additionally, the Company operates certain aircraft routes on behalf of FedEx. A performance obligation is created when the Company agrees to provide a particular service to a customer. For each service, the Company recognizes revenues over time as the customer simultaneously receives the benefits provided by the Company's performance.

For repair-type services, the Company records revenue over-time based on an input method of costs incurred to total estimated costs. The vast majority of repair-services are short term in nature and are typically billed upon completion of the service.

Some of the Company’s contracts contain a promise to stand ready as the Company is obligated to perform certain maintenance or administrative services. For most of these contracts, the Company applies the 'as invoiced' practical expedient as the Company has a right to consideration from the customer in an amount that corresponds directly with the value of the entity's performance completed to date. A small number of contracts are accounted for as a series and recognized equal to the amount of consideration the Company is entitled to less an estimate of variable consideration (typically rebates). These services are typically ongoing and are generally billed on a monthly basis.

In addition to the above type of revenues, the Company also has Leasing Revenue, which is in scope under Topic 840 (Leases) and out of scope under Topic 606 and Other Revenues (Freight, Management Fees, etc.) which are immaterial for disclosure under Topic 606. The following table summarizes disaggregated revenues by type:

	Three Months Ended June 30,
	2018	2017

Product Sales	$39,427,051	$28,350,734
Support Services	19,776,215	19,109,009
Leasing Revenue	1,272,579	65,194
Other	391,624	172,436

Total	$60,867,469	$47,697,373

See Note 13 for the Company's disaggregated revenues by geographic region and Note 14 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances and Costs

The Company does not have material contract assets, liabilities or costs associated with arrangements with its customers at June 30, 2018.

3.	Business Combinations

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

Acquisition of Worthington Aviation and Parts

On May 4, 2018, Air T, Inc. completed the acquisition (the “Transaction”) of substantially all of the assets and assumed certain liabilities of Worthington Aviation and Parts (“Worthington”), in each case pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated as of April 6, 2018, by and among the Company, Worthington, and Churchill Industries, Inc., as guarantor of Worthington’s obligations as disclosed in the Purchase Agreement.

Worthington is primarily engaged in the business of operating, distributing and selling airplane and aviation parts along with repair services. The Company agreed to acquire the assets and assume the liabilities in exchange for payment to Worthington of $50,000 as earnest money upon execution of the Agreement and a cash payment of $3,300,000 upon closing. Total consideration is summarized in the table below:

Earnest money	$50,000

Cash consideration	3,300,000

Cash acquired	(24,300)

Total consideration	$3,325,700

The Transaction was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of May 4, 2018, with the remaining unallocated purchase price recorded as a bargain purchase gain. A bargain purchase gain has been recognized by the Company due to Worthington being sold in a distressed sale, resulting in the fair value of net assets acquired exceeding consideration paid. The most significant asset acquired was Worthington’s inventory. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of May 4, 2018:

May 4, 2018

ASSETS
Accounts receivable	$1,929,120
Inventories	4,564,437
Other current assets	149,792
Property and equipment	391,892
Investment in JVs	189,607
Intangible assets - tradename	138,000
Total assets	7,362,848

LIABILITIES
Accounts payable	1,289,150
Accrued expenses	175,222
Deferred tax liability	589,000
Total liabilities	2,053,372

Net Assets Acquired	$5,309,476

Consideration paid	$3,350,000
Less: Cash acquired	(24,301)
Bargain purchase gain	$1,983,777

As of June 30, 2018, the purchase price allocation is considered preliminary. The Company’s initial accounting for this acquisition is incomplete as of the date of this report. Therefore, as permitted by applicable accounting guidance, the foregoing amounts are provisional. All relevant facts and circumstances are still being considered by management prior to finalization of the purchase price allocation.

The transaction resulted in a bargain purchase because Worthington needed access to additional capital to maintain its operations. The seller engaged in a formal bidding process and determined Air T was the best option for Worthington. The tax impact related to the bargain purchase gain was to record a deferred tax liability and record tax expense against the bargain purchase gain of approximately $589,000.  The resulting net bargain purchase gain after taxes was approximately $1,983,000.

Worthington’s operating revenue and operating income included in the Company’s results for the three-months ended June 30, 2018 were $2,600,000 and $165,000, respectively.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month periods ended June 30, 2018 and 2017 present consolidated information of the Company as if the acquisition of Worthington had occurred as of April 1, 2017:

	Pro-Forma Three	Pro-Forma Three
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017
Revenue	$62,311,340	$51,212,373
Operating income	2,399,435	1,985,814
Net income Attributable to Air T, Inc. Stockholders	701,272	2,749,338
Basic income per share	0.34	1.35
Dilutive income per share	$0.34	$1.34

The unaudited pro forma financial results include certain adjustments for additional amortization expense based upon the definite-lived amortizable asset acquired in the transaction. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

The pro forma net income for the three months ended June 30, 2017 includes certain items, such as the bargain purchase gain and transaction costs directly attributable to the acquisition, which will not have an ongoing impact. These items include the bargain purchase gain of approximately $1,983,000. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on April 1, 2017.

Other Acquisitions and Business Investments

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

On December 15, 2017, BCCM, Inc. (“BCCM”), a newly-formed, wholly-owned subsidiary of the Company, completed the acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”). In connection with the transaction, BCCM acquired the assets of, and assumed certain liabilities of Blue Clay Capital. Blue Clay Capital, BCCM, BCCM Advisors, LLC (“BCCM Advisors”), a wholly-owned subsidiary of BCCM purchased the general partnership interests in certain investment funds previously managed by Blue Clay Capital for a purchase price equal to $227,000. Upon acquisition of each of the general partnership interests, BCCM Advisors was admitted as the general partner of each fund.

Pro forma financial information is not presented for the above acquisitions as the results are not material to the Company’s consolidated financial statements.

4.	Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	6/30/2018	3/31/2018

Cash and cash equivalents	$5,746,521	$4,803,238
Restricted Cash	18,832	269,659
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,765,353	$5,072,897

5.	Income Taxes

During the three-month period ended June 30, 2018, the Company recorded $387,000 in income tax expense at an effective rate of 10.5%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the three-month period ended June 30, 2018 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain and state income tax expense. During the three-month period ended June 30, 2017, the Company recorded $374,000 in income tax expense which resulted in an effective tax rate of 23.3%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the three-month period ended June 30, 2017 were the change in valuation allowance against Delphax’s pretax activity in the period, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, state income tax expense, and the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

6.	Net Earnings Per Share

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

	Three Months Ended June 30,
	2018	2017

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$2,828,694	$968,389
Income Per Share:
Basic	$1.38	$0.47
Diluted	$1.38	$0.47
Weighted Average Shares Outstanding:
Basic	2,043,607	2,042,789
Diluted	2,049,698	2,047,623

7.	Investments in Securities

At March 31, 2018, the Company classified the marketable equity securities as available-for-sale securities, which are recorded at fair value based upon quoted market prices with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”). The gains and losses on available-for-sale securities are not reported in Net (Loss) in the consolidated Statement of Income (Loss) until the securities are sold or if there is an other-than temporary decline in fair value below cost.

The Company adopted ASU 2016-01 as of April 1, 2018 and as a result has reclassified the beginning accumulated OCI balance of approximately $106,000 related to marketable equity securities to beginning Retained Earnings (see Statement of Equity). As a result of adoption of this guidance, the Company now recognizes changes in fair value of these securities in the Consolidated Statement of Income (Loss).

During the three months ended June 30, 2018, the Company had a gross unrealized gains aggregating $61,000 and gross unrealized losses aggregating $416,000, which is included in the Consolidated Statement of Income (Loss).

All investments in marketable securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

In June 2018, the Company invested $2,000,000 in a quota share reinsurance program in the form of participating notes. The investment period is 3 years; subject to early redemption if applicable. Based on the Company’s intent and the ability to hold the investment, the Company has classified the investment as held-to-maturity. The investment is reported at amortized cost of $2,000,000 at June 30, 2018.

8.	Equity Method Investments

On January 16, 2018, the Company purchased approximately 1,133,000 shares of Insignia (NASDAQ: ISIG) at a price of $1.25 per share for a total cost of approximately $1.4 million. After this purchase, the Company owned approximately 26% of Insignia’s total common stock and the Company adopted the equity method of accounting. Insignia Systems, Inc. markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. As a result, as of January 16, 2018, the Company adopted the equity method to account for this investment because of its ability to exercise significant influence, but not control, over the operating and financial policies of Insignia. Air T has elected a three-month lag upon adoption of the equity method. At June 30, 2018, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 29% of the outstanding shares for a total net investment basis of approximately $4,801,000. For the quarter ended June 30, 2018, the Company recorded approximately $25,000 of its share of Insignia’s net income for the three months ended March 31, 2018 along with a basis difference adjustment of approximately $20,000.

As discussed previously, the Company’s investment in The Fence Store LLC is accounted for under the equity method of accounting. The Company’s net investment basis is approximately $437,000 at June 30, 2018.

9.	Inventories

Inventories consisted of the following:

	June 30, 2018	March 31, 2018
Ground support service parts	$2,590,319	$2,489,433
Ground equipment manufacturing:
Raw materials	2,856,870	3,198,939
Work in process	1,828,715	20,089
Finished goods	4,244,487	1,768,897
Printing equipment and maintenance
Raw materials	851,938	747,778
Finished goods	395,044	553,847
Commercial jet engines and parts	14,852,478	25,452,022
Total inventories	$27,619,851	$34,231,005

10.	Employee and Non-employee Stock Options

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

No options were granted or exercised under Air T, Inc.’s stock option plan during the three-month periods ended June 30, 2018 and 2017. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the three-month periods ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was no unrecognized compensation expense related to the Air T Inc. stock options.

No options were granted or exercised during the June 2018 and June 2017 quarters under any of Delphax’s stock option plans. Delphax did not recognize any stock-based compensation expense during the June 2018 and June 2017 quarters.

11.	Financing Arrangements

Material financing arrangements for the Company and its subsidiaries are summarized as follows. AirCo, Contrail Aviation (“Contrail”) and Worthington are subsidiaries of the Company in the commercial jet engines and parts segment.

	6/30/2018	3/31/2018	Maturity Date

Revolver	$5,603,713	$-	November 30, 2019
Term Note A	9,500,000	9,750,000	January 1, 2028
Term Note B	4,750,000	4,875,000	January 1, 2028
Term Note D	1,657,600	1,674,400	January 1, 2028
Air T Debt	21,511,313	16,299,400

Revolver	4,686,000	5,000,000	February 21, 2019
Term Loan	1,705,775	2,404,775	March 26, 2019
AirCo Debt	6,391,775	7,404,775

Revolver	-	14,826,062	May 5, 2019
Term Loan	9,920,000	9,920,000	January 26, 2021
Contrail Debt	9,920,000	24,746,062

Term Loan	3,400,000	-	November 30, 2019
Worthington Debt	3,400,000	-

Total Debt	41,223,088	48,450,238

Less: Unamortized Debt Issuance Costs	(356,258)	(365,288)

Total Debt, net	$40,866,830	$48,084,950

Refer to the Company’s Form 10K for the year ended March 31, 2018 for a detailed explanation of existing debts. For the quarter ended June 30, 2018, the Company has entered the following debt obligations:

On May 25, 2018, the Company’s wholly-owned subsidiaries Worthington Acquisition, LLC, Worthington Aviation, LLC and Worthington MRO, LLC, as Borrowers, completed a loan transaction with Minnesota Bank & Trust (“MBT”) pursuant to which Borrowers obtained from MBT a new revolving loan in the amount of up to $1,500,000 (the “Worthington Revolving Loan”) and new term loan in the amount of $3,400,000 (the “Worthington Term Loan” and together with the Worthington Revolving Loan, the “Worthington Loans”). The entire loan proceeds were disbursed by MBT to the Borrowers on May 25, 2018 and were used to reduce amounts previously advanced on the Company’s line of credit financing with MBT. Until the Worthington Term Loan is paid in full and certain other conditions met, the Company guaranteed up to $3,000,000 of the Worthington Loans. The interest rate on Worthington Term Loan floats at a rate equal to the one-month LIBOR rate plus 2.5% and the interest rate on the Worthington Revolving Loan floats at a rate equal to the one-month LIBOR rate plus 2.0%. The Worthington Loans mature on November 30, 2019, at which time the entire unpaid balance of the Worthington Loans will be due and payable in full. In addition, the loan agreement contains affirmative and negative covenants and the loans are secured by a first lien on all of the assets of the Borrowers and a pledge of certain assets held by Stratus Aero Partners, LLC, a subsidiary of the Company. At June 30, 2018, no borrowings have been made on the Worthington Revolving Loan and the outstanding balance on the Worthington Term Loan is $3,400,000.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

12.	Variable Interest Entities

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

The Company concluded that its investments in Delphax’s equity and debt, and its investment in the Warrant, each constituted a variable interest. In addition, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. The Company consolidated Delphax in its consolidated financial statements beginning on that date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371,831	$241,430
Accounts receivable, net	41,150	316,542
Other current assets	58,898	72,269
Total current assets	471,879	630,241
Other tax receivables-long-term	311,000	311,000
Total assets	$782,879	$941,241

LIABILITIES
Current liabilities:
Accounts payable	$2,160,817	$2,145,847
Income tax payable	11,312	11,312
Accrued expenses	3,180,724	3,244,514
Short-term debt	1,766,949	1,788,285
Total current liabilities	7,119,802	7,189,958
Total liabilities	$7,119,802	$7,189,958

Net Assets	$(6,336,923)	$(6,248,717)

The short-term debt is comprised of amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of June 30, 2018, the outstanding principal amount of the Senior Subordinated Note was approximately $800,000 ($900,000 as of March 31, 2018) and the outstanding borrowings under the Delphax Senior Credit Agreement were $0 ($0 as of March 31, 2018). Short-term debt as reflected in the above table includes approximately $967,000 and $888,000 of accrued interest, due to the Company from Delphax Technologies, Inc. under the Senior Subordinated Note as of June 30, 2018 and March 31, 2018. As a result of the foreclosure completed by the Company on August 10, 2017, the amount secured by the Delphax Senior Credit Agreement was satisfied.

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

With it being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as one single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of June 30, 2018, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

The intercompany balances under the Delphax Senior Subordinated Note as of June 30, 2018 are eliminated in the presentation of the consolidated financial statements.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through June 30, 2018. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.

As a result of the application of the above-described attribution methodology, for the quarters ended June 30, 2018 and June 30, 2017 the attribution of Delphax losses to non-controlling interests was 33% and 3.4%, respectively.

The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income (loss) for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Operating Revenues	$-	$3,131,381

Operating Expenses:
Cost of sales	-	1,501,056
General and administrative	52,260	505,945
Research and development	-	195,653
Depreciation, amortization and impairment	-	4,691
	52,260	2,207,345
Operating Income (Loss)	(52,260)	924,036

Non-operating Expenses, net	(87,917)	(387,797)

Income (Loss) Before Income Taxes	(140,177)	536,239

Income Taxes	-	-

Net Income (Loss)	$(140,177)	$536,239

Non-operating income (expense), net, includes interest expense of approximately $97,000 associated with the Senior Subordinated Note and the Delphax Senior Credit Agreement for the quarter ended June 30, 2018 and approximately $132,000 associated with the Senior Subordinated Note for the quarter ended June 30, 2017. This interest expense was eliminated for purposes of net income (loss) presented in the Company’s accompanying consolidated statements of income (loss) and comprehensive income (loss) for the three months ended June 30, 2018 and 2017, though the effect of intercompany interest under the Senior Subordinated note and the Delphax Senior Credit Agreement is reflected in the attribution of Delphax net income or losses attributed to non-controlling interests.

Unconsolidated Variable Interest Entities and Other Entities

As discussed in Note 3, BCCM Advisors holds equity interests in certain investment funds as of March 31, 2018. The Company determined that the equity interest it holds as the general partner in the following funds are variable interests based on the applicable GAAP guidance: Blue Clay Capital Partners CO I LP, Blue Clay Capital Partners CO III LP, Blue Clay Capital SMid-Cap LO LP and AO Partners II LP. However, the Company further determined that these funds should not be consolidated as BCCM Advisors is not the primary beneficiary of these variable interest entities. The Company determined that its equity interest in the Blue Clay Capital Master Fund Ltd. is not a variable interest and should not be consolidated based on the applicable GAAP guidance. The Company’s total investment within these investment funds at June 30, 2018 is valued at approximately $314,000. The Company’s exposure to loss is limited to its initial investment.

As discussed in Note 4, the Company has an investment in Oxbridge RE NS in the amount of $2,000,000. The Company determined that this investment represents a variable interest based on the applicable GAAP guidance. However, the Company further determined that the Company should not consolidate Oxbridge RE NS as the Company is not the primary beneficiary of the variable interest entity. The Company’s exposure to loss is limited to its initial investment.

13.	Geographical information

Total property and equipment, net of accumulated depreciation, located in the United States, the Company's country of domicile, held outside the United States are summarized in the following table as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
United States, the Company’s country of domicile	$5,357,615	$5,209,831
Foreign	14,060,137	15,063,340
Total property and equipment, net	$19,417,752	$20,273,171

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines on lease at June 30, 2018. The net book value located within each individual country at June 30, 2018 and March 31, 2018 is listed below:

	June 30, 2018	March 31, 2018
Australia	$4,793	$-
Mexico	3,934,399	4,352,257
Romania	3,459,673	3,626,136
Netherlands	6,661,272	7,084,947
Total property and equipment, net	$14,060,137	$15,063,340

Total revenue, in and outside the United States is summarized in the following table for the quarters ended June 30, 2018 and June 30, 2017:

	June 30, 2018	June 30, 2017
United States, the Company’s country of domicile	$54,662,311	$40,801,228
Foreign	6,205,158	6,896,145
Total revenue	$60,867,469	$47,697,373

14.	Segment Information

The Company has six business segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts segment, printing equipment and maintenance and corporate. Segment data is summarized as follows:

	Three Months Ended June 30,
	2018	2017
Operating Revenues by Segment:
Overnight Air Cargo	$17,640,658	$16,742,175
Ground Equipment Sales:
Domestic	5,292,017	5,276,366
International	1,095,097	673,290
Total Ground Equipment Sales	6,387,114	5,949,656
Ground Support Services	9,047,640	9,113,073
Printing Equipment and Maintenance
Domestic	194,792	1,443,982
International	107,921	1,687,399
Total Printing Equipment and Maintenance	302,713	3,131,381
Commercial Jet Engines and Parts:
Domestic	23,154,535	8,190,885
International	5,002,140	4,535,456
Total Commercial Jet Engines	28,156,675	12,726,341
Corporate	474,205	326,279
Intercompany	(1,141,536)	(291,532)
Total	$60,867,469	$47,697,373

Operating Income (Loss):
Overnight Air Cargo	$1,056,692	$816,666
Ground Equipment Sales	393,500	165,794
Ground Support Services	(87,724)	356,824
Printing Equipment and Maintenance	(318,278)	924,036
Commercial Jet Engines and Parts	3,282,908	810,940
Corporate	(1,729,200)	(863,018)
Intercompany	5,803	1,326
Total	$2,603,702	$2,212,568

Capital Expenditures:
Overnight Air Cargo	$5,996	$-
Ground Equipment Sales	140,090	-
Ground Support Services	52,438	25,365
Printing Equipment and Maintenance	-	-
Commercial Jet Engines and Parts	183,821	4,977
Corporate	77,230	459,653
Total	$459,575	$489,995

Depreciation, Amortization and Impairment:
Overnight Air Cargo	$22,763	$31,016
Ground Equipment Sales	91,349	132,880
Ground Support Services	125,055	111,631
Printing Equipment and Maintenance	14,331	4,691
Commercial Jet Engines and Parts	1,097,933	45,776
Corporate	145,295	74,159
Intercompany	(1,325)	(1,326)
Total	$1,495,401	$398,827

15.	Commitments and Contingencies

Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned by Contrail Aviation Support, Inc. (the “Seller”) in July 2016. As part of this purchase, Contrail Aviation agreed to pay contingent additional deferred consideration of up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate. The Company established a liability of $2,900,000 in the initial allocation of purchase price. The Company has paid $1,000,000 of contingent consideration as of June 30, 2018 and the remaining liability of $1,955,000, which includes a current portion of $1,500,000 and a non-current portion of $455,000, is included in the “Accrued expenses” and “Other non-current liabilities”, respectively, in the consolidated balance sheet at June 30, 2018.

Contrail Aviation entered into with the Seller an Operating Agreement (the “Operating Agreement”) providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”). the Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation, the Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying consolidated balance sheets.

16.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements.

Management is not aware of any subsequent events as of the date of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) owns a portfolio of powerful businesses, each of which is independent yet interrelated. Our operating assets are designed to expand, strengthen and diversify our cash earnings power. Our goal is to build on Air T’s core businesses and grow after-tax cash flow per share.

We currently operate wholly owned subsidiaries in six industry segments:

•	Overnight air cargo, which operates in the air express delivery services industry;

•	Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers; and

•	Ground support services, which provides local ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers.

•	Printing equipment and maintenance segment, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers;

•

Commercial jet engine and air frame asset management and logistics, which manages aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies.

•	Corporate, which acts as the capital allocator and resource for other segments.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

(Dollars in thousands)
	Three Months Ended June 30,
	2018		2017

Overnight Air Cargo Segment:
FedEx	$17,641	29%	$16,742	35%

Ground Equipment Sales Segment:
Military	2,464	4%	345	1%
Commercial - Domestic	2,826	5%	4,932	10%
Commercial - International	1,095	2%	673	1%
	6,385	10%	5,950	12%

Ground Support Services Segment	9,048	15%	9,113	19%

Printing Equipment and Maintenance
Domestic	191	0%	1,444	3%
International	108	0%	1,687	4%
	299	0%	3,131	7%

Commercial Jet Engines and Parts
Domestic	22,318	37%	8,190	17%
International	5,002	8%	4,535	10%
	27,320	45%	12,725	27%

Corporate	174	0%	36	0%

	$60,867	100%	$47,697	100%

First Quarter 2019 Compared to First Quarter 2018

Consolidated revenue increased by $13,170,000 (28%) to $60,867,000 for the three-month period ended June 30, 2018 compared to the equivalent prior period. The increase in revenues can be principally attributed to the contribution of revenue from the commercial jet engines and parts segment of $27,320,000, which contributed $12,725,000 in the prior year period. Following is a table detailing revenue by segment:

(Dollars in thousands)
	Three Months Ended June 30,		Change
	2018	2017	3 mos

Overnight Air Cargo Segment	$17,641	$16,742	$899	5%
Ground Equipment Sales Segment	6,385	5,950	435	7%
Ground Support Services Segment	9,048	9,113	(65)	-1%
Printing Equipment and Maintenance	299	3,131	(2,832)	-90%
Commercial Jet Engines and Parts	27,320	12,725	14,595	115%
Corporate	174	36	138	387%
	$60,867	$47,697	$13,170	28%

Revenues from the air cargo segment increased by $898,000 (5%) compared to the first quarter of the prior fiscal year due to additional billable hours including contract labor hours and timing of administrative fees. Pass-through costs under the dry-lease agreements with FedEx totaled $5,520,000 and $4,871,000 for the quarters ended June 30, 2018 and 2017, respectively.

Ground equipment sales segment contributed approximately $6,385,000 and $5,950,000 to the Company’s revenues for the three-month periods ended June 30, 2018 and 2017 respectively, representing a $435,000 (7%) increase primarily driven by the sale of deicers to military and commercial customers. At June 30, 2018, GGS’s order backlog was $17.5 million as compared to $13.3 million at March 31, 2018 and $16.4 million at June 30, 2017.

Ground support services segment contributed approximately $9,048,000 and $9,113,000 to the Company’s revenues for the three-month periods ended June 30, 2018 and 2017, respectively, representing a $65,000 (1%) decrease principally due to the loss of two locations offset by opening of a new location and additional customer business.

Revenues from printing equipment and maintenance declined by $2,833,000 (90%) compared to the first quarter of the prior fiscal year due to prior year bankruptcy and that the company has not had any sales from the new printer in the current quarter.

The commercial jet engines and parts segment contributed $27,320,000 of revenues in the quarter ended June 30, 2018. The segment was formed through the acquisitions of the businesses of Contrail Aviation, Jet Yard, AirCo, and Worthington in July 2016, October 2016, May 2017 and May 2018 respectively. As such, the increase in revenues is due to having full quarter ownership of AirCo in Q1 2019, and the acquisition of Worthington in the current quarter as well as Contrail having record levels compared to prior quarterly results, principally due to the sales of four whole engines totaling $17.35 million. There were no such similar sales in the prior comparable quarter.

Operating expenses increased by $12,779,000 (28%) to $58,264,000 in the current year quarter compared to the equivalent prior period. The increase in operating expenses is primarily driven by the commercial jet engines and parts segment of $24,107,000 principally due to cost of sales related to the four whole engines sold described above. Ground equipment sales segment operating expenses increased $208,000 (4%). Ground support services segment operating costs increased by $379,000 (4%).

Consolidated operating income for the quarter ended June 30, 2018 increased by $391,000 (18%) to $2,604,000, compared to operating income of $2,213,000 for the same quarter of the prior year principally due to increase in consolidated sales. Operating income for the air cargo segment increased by $240,000 (29%) due to additional billable hours including contractor labor hours and timing of administrative fees. Ground equipment segment net operating income increased by $227,000 (137%) from a net operating income of $166,000 in the prior year’s comparable quarter. Ground Support Services’ operating income declined by $444,000 (124%) to an operating loss of $87,000 for the current-year period compared to operating income of $357,000 in the prior-year quarter primarily due to the impact of decreased revenues. Operating income for Delphax declined by $1,165,000 (126%) significant negative operating results of Delphax as described in Note 12 above. Operating income of the commercial jet engines and parts segment improved by $2,402,000 (296%) primarily attributable to Contrail Aviation having record level results due to the sales of four whole engines.

Following is a table detailing operating income by segment:

(Dollars in thousands)
	Three Months Ended June 30,		Change
	2018	2017	3 mos

Overnight Air Cargo Segment	$1,056,692	$816,666	$240,026	29%
Ground Equipment Sales Segment	393,079	165,794	227,285	137%
Ground Support Services Segment	(87,303)	356,824	(444,127)	-124%
Printing Equipment and Maintenance	(241,070)	924,036	(1,165,106)	-126%
Commercial Jet Engines and Parts	3,213,180	810,940	2,402,240	296%
Corporate	(1,730,876)	(861,692)	(869,184)	101%
	$2,603,702	$2,212,568	$391,134	18%

The Company had net non-operating income of $1,065,000 for the quarter ended June 30, 2018, an improvement of $1,674,000 (275%) from net non-operating loss of $609,000 in the prior period, principally due to a bargain purchase acquisition gain of $1,983,000 net of tax, in connection to the acquisition of Worthington as described in Note 3.

Pretax income was $2,065,000 higher for the three-month period ended June 30, 2018 compared to the prior year comparable period, primarily due to bargain purchase acquisition gain as described above.

During the three-month period ended June 30, 2018, the Company recorded $387,000 in income tax expense at an effective rate of 10.5%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the three-month period ended June 30, 2018 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain and state income tax expense. During the three-month period ended June 30, 2017, the Company recorded $374,000 in income tax expense which resulted in an effective tax rate of 23.3%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the three-month period ended June 30, 2017 were the change in valuation allowance against Delphax’s pretax activity in the period, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, state income tax expense, and the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The Company believes that the following are its most significant accounting policies:

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

In applying the equity method, the Company records the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company’s claim on the investee’s book value.

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

Accounting for Redeemable Non-Controlling Interest. As more fully described in Note 15 to the consolidated financial statements, the Company is party to a put/call option agreement concerning the non-controlling ownership interest held in the Company’s consolidated subsidiary, Contrail Aviation. The put/call option permits Contrail Aviation, at any time after the fifth anniversary of the Company’s acquisition of Contrail Aviation, to purchase the non-controlling interest from the holder of such interest. The agreement also permits the holder of the non-controlling interest to sell such interest to Contrail Aviation. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the Contrail Aviation non-controlling interest between the liabilities and equity sections of the accompanying consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the Contrail Aviation equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the Contrail Aviation equity instrument will become redeemable. Company has elected to apply the first of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or comprehensive income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Revenue Recognition. The Company accounts for revenue in accordance with ASC 606, which was adopted on April 1, 2018, using the modified retrospective method. As substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations.

For Product Sales, the Company recognizes revenue when obligations under the terms of the contract are satisfied; generally, this occurs at a point-in-time upon shipment or when control is transferred to the customer. Transaction prices are based on contracted terms, which are at fixed amounts based on standalone selling prices. While the majority of the Company's contracts do not have variable consideration, for the limited number of contracts that do, the Company records revenue based on the standalone selling price less an estimate of variable consideration (such as rebates or prompt payment discounts). Performance obligations are short-term in nature and customers are typically billed upon transfer of control.

For Support Services, the Company provides a variety of support services such as aircraft maintenance, printer maintenance, and short-term repair services to its customers. For each service, the Company recognizes revenues over time as the customer simultaneously receives the benefits provided by the Company's performance.

For repair-type services, the Company records revenue over-time based on an input method of costs incurred to total estimated costs. The vast majority of repair-services are short term in nature and are typically billed upon completion of the service.

Some of the Company’s contracts contain a promise to stand ready as the Company is obligated to perform certain maintenance or administrative services. For most of these contracts, the Company applies the 'as invoiced' practical expedient as the Company has a right to consideration from the customer in an amount that corresponds directly with the value of the entity's performance completed to date. A small number of contracts are accounted for as a series and recognized equal to the amount of consideration the Company is entitled to less an estimate of variable consideration (typically rebates). These services are typically ongoing and are generally billed on a monthly basis.

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

The Tax Cuts and Jobs Act (TCJA) became law for tax years beginning after Friday December 31, 2017. The TCJA includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions.

Seasonality

GGS’s business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company had worked to reduce GGS’s seasonal fluctuation in revenues and earnings by increasing military and international sales and broadening its product line to increase revenues and earnings. Other segments are not susceptible to seasonal trends.

Liquidity and Capital Resources

As of June 30, 2018, the Company held approximately $5,765,000 in cash and cash equivalents and restricted cash. The Company also held $250,000 in restricted investments held as statutory reserve of SAIC and the remaining $869,000 of restricted investments pledged to secure SAIC’s participation in certain reinsurance pools, and $166,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has approximately $1.1 million of marketable securities as of June 30, 2018. In addition, the Company also owns approximately 3.5 million shares of common stock of Insignia with a market value of $5.7 million as of June 30, 2018.

As of June 30, 2018, the Company’s working capital amounted to $25,186,000, an decrease of $5,308,000 compared to March 31, 2018.

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash requirements.

Cash Flows

Following is a table of changes in cash flow for the periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

Net Cash Provided by (Used in) Operating Activities	$14,717,000	$(2,145,000)
Net Cash (Used in) Investing Activities	(6,717,000)	(3,419,000)
Net Cash Provided by (Used in) Financing Activities	(7,310,000)	4,683,000
Effect of foreign currency exchange rates on cash and cash equivalents	2,000	6,000
Net Increase/ (Decrease) in Cash and Cash Equivalents	$692,000	$(875,000)

Cash provided by operating activities was $14,717,000 for the three-month period ended June 30, 2018 compared to the net cash used in operating activities of $2,145,000 in prior year period. The primary driver in Cash provided by operating activities in the current period was the sale of inventory of approximately $11,320,000 as described in the MD&A section for the Commercial Aircrafts and Jet Engines Segment.

Cash used in investing activities for the three-month period ended June 30, 2018 was $6,717,000 compared to $3,419,000 in prior year period. The primary driver in Cash used in investing activities for the quarter ended June 30, 2018 was the $2,000,000 investment to Oxbridge RE NS as described in Note 7 and the $3,326,000 net cash used in acquiring Worthington.

Cash used in financing activities for the three-month period ended June 30, 2018 was $7,310,000 compared to cash provided by financing activities of $4,683,000 in the prior year period. The cash used in financing activities in the current period was due to $38,156,000 of payments made on the Company’s lines of credit offset by proceeds received of $32,334,000 ($28,934,000 from lines of credit and $3,400,000 from term loan).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2018. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

No.	Description

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: August 14, 2018

/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brett Reynolds
Brett Reynolds, Chief Financial Officer