Form 10-Q
period 2018-09-30
AIR T INC
filed 2018-11-14
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒                    No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

       Yes ☒                    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 31, 2018
Common Shares, par value of $.25 per share	2,029,614

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months and Six Months Ended September 30, 2018 and 2017	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months and Six Months Ended September 30, 2018 and 2017	4

	Condensed Consolidated Balance Sheets (Unaudited) September 30, 2018 and March 31, 2018	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended September 30, 2018 and 2017	6

	Condensed Consolidated Statements of Equity (Unaudited) Six Months Ended September 30, 2018 and 2017	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

	PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33
	Signatures	34
	Exhibit Index
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Overnight air cargo	$17,064,600	$18,081,073	$34,705,258	$34,823,248
Ground equipment sales	12,838,796	15,516,109	19,223,577	21,465,765
Ground support services	8,474,037	8,801,326	17,521,677	17,914,399
Printing equipment and maintenance	139,945	1,302,922	438,768	4,434,303
Commercial jet engines and parts	10,642,791	5,125,244	37,962,966	17,850,585
Corporate	180,608	34,816	356,000	70,563
	49,340,777	48,861,490	110,208,246	96,558,863

Operating Expenses:
Overnight air cargo	15,349,754	15,919,557	30,524,150	30,481,700
Ground equipment sales	10,979,913	13,273,845	15,917,225	18,028,060
Ground support services	8,022,462	6,982,270	15,827,671	14,400,663
Printing equipment and maintenance	48,903	1,082,751	194,431	2,583,807
Commercial jet engines and parts	5,662,788	3,321,385	25,783,906	13,391,235
Research and development	-	-	-	195,653
General and administrative	9,070,053	7,276,486	17,654,856	13,861,154
Depreciation, amortization and impairment	1,826,905	529,538	3,322,306	928,365
	50,960,778	48,385,832	109,224,545	93,870,637

Operating Income (Loss)	(1,620,001)	475,658	983,701	2,688,226

Non-operating Income (Expense):
Foreign currency gain (loss), net	50	(60,482)	(2,132)	(249,106)
Other-than-temporary impairment loss on investments	-	-	-	(771,173)
Other investment income (loss), net	277,923	42,150	(37,584)	72,801
Interest expense	(714,091)	(322,199)	(1,421,290)	(471,718)
Gain on asset retirement obligation	-	562,500	-	562,500
Unrealized gain on interest rate swap	47,885	-	145,222	-
Bargain purchase acquisition gain	-	-	1,983,777	501,880
Income from equity method investments	160,558	61,840	169,741	29,937
Other income, net	27,686	-	27,686	-
	(199,989)	283,809	865,420	(324,879)

Income (Loss) Before Income Taxes	(1,819,990)	759,467	1,849,121	2,363,347

Income Taxes (Benefit)	(393,000)	281,000	(6,000)	655,000

Net Income (Loss)	(1,426,990)	478,467	1,855,121	1,708,347

Net (Income) Loss Attributable to Non-controlling Interests	$105,805	$(56,766)	$(347,612)	$(318,257)

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$(1,321,185)	$421,701	$1,507,509	$1,390,090

Income (Loss) Per Share:
Basic	$(0.65)	$0.21	$0.74	$0.68
Diluted	$(0.65)	$0.21	$0.74	$0.68

Weighted Average Shares Outstanding:
Basic	2,043,823	2,042,789	2,043,716	2,042,789
Diluted	2,043,823	2,046,945	2,049,393	2,047,305

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(1,426,990)	$478,467	$1,855,121	$1,708,347

Other comprehensive income (loss):

Foreign currency translation gain	32,214	98,577	79,874	233,366

Unrealized gain on interest rate swaps, net of tax	29,124	-	29,124	-

Unrealized net loss on marketable securities	-	(230,804)	-	(1,151,087)

Tax effect of unrealized net loss on marketable securities	-	(53,679)	-	278,057

Total unrealized net loss on marketable securities, net of tax	-	(284,483)	-	(873,030)

Reclassification of other-than-temporary impairment loss on investments, net of gains on sale of marketable securities, included in income (loss) before income taxes	-	-	-	771,173

Tax effect of reclassification	-	-	-	(277,622)

Reclassification adjustment, net of tax	-	-	-	493,551

Total Other Comprehensive Income (Loss)	61,338	(185,906)	108,998	(146,113)

Total Comprehensive Income (Loss)	(1,365,652)	292,561	1,964,119	1,562,234

Comprehensive Loss (Income) Attributable to Non-controlling Interests	97,841	228,608	(372,728)	(341,295)

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$(1,267,811)	$521,169	$1,591,391	$1,220,939

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	March 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $314,481 and $241,430)**	$5,612,472	$4,803,238
Marketable securities	2,341,786	290,449
Restricted cash	18,865	269,659
Restricted investments	1,062,239	1,235,405
Accounts receivable, less allowance for doubtful accounts of $727,169 and $801,000 (Delphax $298,199 and $317,000)**	18,634,629	15,157,855
Costs and estimated earnings in excess of billings on uncompleted projects	-	2,012,121
Income tax receivable	2,109,543	1,557,180
Inventories, net	29,450,138	34,231,005
Other current assets	3,393,812	658,630
Prepaid expenses (Delphax $58,754 and $72,269)**	1,919,611	1,455,566
Total Current Assets	64,543,095	61,671,108

Investments in securities	3,045,435	1,026,920
Property and equipment, net of accumulated depreciation of $8,749,057 and $6,347,253	37,071,213	20,273,171
Cash surrender value of life insurance policies, net of policy loans	481,764	2,356,507
Other tax receivables-long-term (Delphax $311,000 and $311,000)**	311,000	311,000
Investments in funds	342,619	324,854
Equity method investments	5,465,501	5,032,268
Other assets	687,973	420,981
Intangible assets, net of accumulated amortization of $1,960,734 and $1,788,598	1,347,606	1,312,472
Goodwill	4,417,605	4,417,605
Total Assets	$117,713,811	$97,146,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $2,146,938 and $2,145,847)**	$14,730,946	$10,181,143
Income tax payable (Delphax $11,312 and $11,312)**	34,312	23,000
Accrued expenses (Delphax $3,234,808 and $3,244,514)**	13,769,010	11,743,973
Current portion of long-term debt	15,242,526	9,229,690
Total Current Liabilities	43,776,794	31,177,806

Long-term debt (Delphax $0 and $0)**	44,123,009	38,855,260
Deferred tax liabilities	689,655	92,000
Other non-current liabilities	775,046	785,797
Total Liabilities	89,364,504	70,910,863

Redeemable non-controlling interest	2,583,162	1,992,939

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,044,614 and 2,043,607 shares issued and outstanding	511,152	510,901
Additional paid-in capital	4,187,833	4,171,869
Retained earnings	22,075,937	20,695,981
Accumulated other comprehensive loss	(70,677)	(260,900)
Total Air T, Inc. Stockholders' Equity	26,704,245	25,117,851
Non-controlling Interests	(938,100)	(874,767)
Total Equity	25,766,145	24,243,084
Total Liabilities and Equity	$117,713,811	$97,146,886

** Amounts related to Delphax as of September 30, 2018 and March 31, 2018, respectively.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,855,121	$1,708,347
Adjustments to reconcile net income to net cash provided by operating activities:
Gain (Loss) on sale of property and equipment	1,661	(1,091)
Change in inventory reserves	(276,494)	24,946
Change in accounts receivable reserves	(74,261)	(23,849)
Depreciation, amortization and impairment	3,322,306	928,365
Change in cash surrender value of life insurance	(22,045)	(20,599)
Gain on asset retirement obligation	-	(562,500)
Bargain purchase acquisition gain	(1,983,777)	(501,880)
Change in warranty reserve	(980)	906
Other-than-temporary impairment loss on investments	-	771,173
Unrealized loss on marketable securities	99,471	-
Unrealized gain on interest rate swap	(145,222)	-
Change in operating assets and liabilities:
Accounts receivable	(1,462,724)	(236,911)
Costs and estimated earnings in excess of billings and uncompleted projects	2,012,121	-
Notes receivable and other non-trade receivables	(2,735,178)	155,049
Inventories	9,969,314	4,899,652
Prepaid expense and other assets	(559,682)	488,537
Accounts payable	3,262,959	129,166
Accrued expenses	1,908,945	(196,594)
Income taxes payable/receivable	(541,051)	(651,923)
Non-current liabilities	240,745	125,278
Total adjustments	13,016,108	5,327,725
Net cash provided by operating activities	14,871,229	7,036,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,013,921)	(734,600)
Acquisition of businesses, net of cash acquired	(3,375,700)	(2,900,000)
Cash used for equity method investments	(263,492)	-
Investment in reinsurance entity	(2,000,000)	-
Capital expenditures	(19,973,209)	(8,259,215)
Proceeds from sale of property and equipment	50,602	1,861
Net cash used in investing activities	(27,575,720)	(11,891,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	51,151,570	48,450,994
Payments on lines of credit	(58,355,499)	(46,617,448)
Proceeds from term loan	21,714,000	2,400,000
Payments on term loan	(3,190,136)	(800,000)
Debt issuance costs	(107,844)	-
Proceeds from loan against cash surrender value of life insurance policies	1,896,788	-
Distribution to non-controlling member	(55,837)	-
Contribution from non-controlling member	210,000	-
Payments for repurchase of stock	(22,759)	-
Proceeds from exercise of stock options	17,762	-
Net cash provided by financing activities	13,258,045	3,433,546

Effect of foreign currency exchange rates on cash and cash equivalents	4,886	17,890

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	558,440	(1,404,446)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,072,897	3,653,734
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,631,337	$2,249,288

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Equipment leased to customers transferred to inventory	$234,151	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,149,603	$382,535
Income taxes	358,051	1,312,980

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

Net income (loss)*	-	-	-	1,390,090	-	(317)	1,389,773

Net change from marketable securities, net of tax	-	-	-	-	(379,480)	-	(379,480)

Foreign currency translation gain	-	-	-	-	210,328	23,038	233,366

Redeemable non-controlling interest	-	-	(33,550)	-	-	-	(33,550)

Balance, September 30, 2017	2,042,789	$510,696	$4,171,986	$19,851,437	$(381,199)	$(780,417)	$23,372,503

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2018	2,043,607	$510,901	$4,171,869	$20,695,981	$(260,900)	$(874,767)	$24,243,084

Net income (loss)*	-	-	-	1,507,509	-	(88,449)	1,419,060

Adoption of ASU 2016-01	-	-	-	(106,341)	106,341	-	-

Exercise of stock options	1,682	421	17,341			-	17,762

Repurchase of common stock	(675)	(170)	(1,377)	(21,212)	-	-	(22,759)

Foreign currency translation gain	-	-	-	-	54,758	25,116	79,874

Unrealized gain on interest rate swap	-	-	-	-	29,124	-	29,124

Balance, September 30, 2018	2,044,614	$511,152	$4,187,833	$22,075,937	$(70,677)	$(938,100)	$25,766,145

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Financial Statement Presentation

The condensed consolidated financial statements of Air T, Inc. (“Air T”, the “Company”, “we”, “us” or “our”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been made.

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

Effective April 1, 2018, the Company adopted the standard using the modified retrospective transition method. Results for reporting periods beginning after April 1, 2018 will be presented according to ASU 2014-09 while prior period amounts will not be adjusted and will continue to be reported in accordance with the Company’s historic accounting policies. The Company applied the standard to all open contracts at the date of the initial application. The main area impacted by ASU 2014-09 includes the recognition of revenue with the Company’s Ground Equipment Sales segment transitioning from percentage of completion to point in time for its government contracts which are included in the product sales revenue stream. Additionally, certain repair service revenues which were previously recorded at a point-in-time upon completion of service are now recognized over-time. Due to the short-term nature of these contracts, over-time recognition does not result in a material difference from point-in-time recognition. The Company calculated the transition adjustment based on the open contracts at April 1, 2018 and concluded that there was an immaterial impact due to the adoption of ASC 606 and thus has not recorded the adjustment.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that amends the guidance on the classification and measurement of financial instruments (Subtopic 825-10). ASU 2016-01 becomes effective in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (“ASC”) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity securities were required to reclassify those amounts to beginning retained earnings in the year of adoption. The Company adopted the guidance within ASU 2016-01 as of April 1, 2018. As a result, the Company has reclassified the beginning amount of accumulated other comprehensive income related to AFS securities to accumulated deficit and all changes in fair values of these securities are reflected in the Company’s consolidated statement of income (loss) for the period.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one-line item of cash, cash equivalents, and restricted cash. Companies will also be disclosing the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company adopted the guidance within ASU 2016-18 as of April 1, 2018. The impact of ASU 2016-18 on its financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the statements of cash flows as previously presented in investing activities, as these balances are now included in the beginning and ending cash balances in the statements of cash flows; and (2) included within Note 4 is a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows. The Company continued to hold restricted cash as of September 30, 2018.

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

In August 2017, the FASB issued ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which provides guidance on hedge accounting for both financial and commodity risks. The provisions in this standard create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The standard is effective for public companies for fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company early adopted the guidance and designated both interest rate swaps as effective hedging arrangements as of August 1, 2018. As a result, all changes in the fair value of the derivatives subsequent to August 1, 2018 are now reflected in the accumulated other comprehensive loss.

In February 2018, the FASB amended the Financial Instruments Topic of the Accounting Standards Codification. The amendments clarify certain aspects of the guidance issued in ASU 2016-01, including the measurement of equity securities without a readily determinable fair value, forward contracts and purchased options and presentation of certain fair value option liabilities. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company adopted the new standards as of September 30, 2018. Adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. There are three practical expedients for which an election must be made to apply and the election must be applied to all leases, as follows:

1. Package of practical expedients – to permit an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.

2. Hindsight practical expedient – to permit an entity to use hindsight in determining the lease term.

The Company expects to adopt the standard using a full retrospective approach and elect to apply all of the practical expedients available and applicable. The Company is still evaluating the impact of the adoption of the standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements and disclosures.

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

In August 2018, the FASB amended the Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement Topic of the Accounting Standards Codification. The amendment is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating but has not yet concluded how the new standard will impact the consolidated financial statements.

In August 2018, the FASB amended the Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract Topic of the Accounting Standards Codification. The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating but has not yet concluded how the new standard will impact the consolidated financial statements.

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

The Company recognizes revenue when obligations under the terms of the contract are satisfied; generally, this occurs at a point-in-time upon shipment or when control is transferred to the customer. Transaction prices are based on contracted terms, which are at fixed amounts based on standalone selling prices. While the majority of the Company's contracts do not have variable consideration, for the limited number of contracts that do, the Company records revenue based on the standalone selling price less an estimate of variable consideration (such as rebates, discounts or prompt payment discounts). The Company estimates these amounts based on the expected incentive amount to be provided to customers and reduces revenue accordingly. Performance obligations are short-term in nature and customers are typically billed upon transfer of control. The Company records all shipping and handling fees billed to customers as revenue.

The terms and conditions of the customer purchase orders or contracts are dictated by either the Company’s standard terms and conditions or by a master service agreement or contract.

Support Services

The Company provides a variety of support services such as aircraft maintenance, printer maintenance, and short-term repair services to its customers. Additionally, the Company operates certain aircraft routes on behalf of FedEx. A performance obligation is created when the Company agrees to provide a particular service to a customer. For each service, the Company recognizes revenues over time as the customer simultaneously receives the benefits provided by the Company's performance. This revenue recognition can vary from when the Company has a right to invoice to the output or input method depending on the structure of the contract and management’s analysis.

For repair-type services, the Company records revenue over-time based on an input method of costs incurred to total estimated costs. The Company believes this is appropriate as the Company is enhancing an asset that the customer controls as repair work, such as labor hours are incurred and parts installed, is being performed. The vast majority of repair-services are short term in nature and are typically billed upon completion of the service.

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

In addition to the above type of revenues, the Company also has Leasing Revenue, which is in scope under Topic 840 (Leases) and out of scope under Topic 606 and Other Revenues (Freight, Management Fees, etc.) which are immaterial for disclosure under Topic 606. The following table summarizes disaggregated revenues by type:

	Three Months Ended	Six Months Ended
	September 30, 2018	September 30, 2018
Product Sales
Air Cargo	$5,003,482	$10,523,093
Ground equipment sales	12,447,475	18,616,578
Ground support services	2,293,684	4,716,265
Commercial jet engines and parts	7,379,607	32,408,721
Printing equipment and maintenance	122,238	408,880
Corporate	-	-
Support Services
Air Cargo	11,985,052	24,081,926
Ground equipment sales	148,118	248,710
Ground support services	6,180,353	12,785,618
Commercial jet engines and parts	1,327,328	2,293,154
Printing equipment and maintenance	12,293	19,951
Corporate	16,475	16,475
Leasing Revenue
Air Cargo	-	-
Ground equipment sales	15,357	46,359
Ground support services	-	-
Commercial jet engines and parts	1,825,861	3,027,372
Printing equipment and maintenance	-	-
Corporate	32,182	72,249
Other
Air Cargo	76,066	100,240
Ground equipment sales	227,847	311,930
Ground support services	-	19,795
Commercial jet engines and parts	109,995	233,719
Printing equipment and maintenance	5,414	9,937
Corporate	131,950	267,275

Total	$49,340,777	$110,208,246

The following table summarizes total revenues by segment:

	Three Months Ended	Six Months Ended
	September 30, 2018	September 30, 2018
Air Cargo	$17,064,600	$34,705,258
Ground equipment sales	12,838,796	19,223,577
Ground support services	8,474,037	17,521,677
Commercial jet engines and parts	10,642,791	37,962,966
Printing equipment and maintenance	139,945	438,768
Corporate	180,608	356,000

Total	$49,340,777	$110,208,246

See Note 15 for the Company's disaggregated revenues by geographic region and Note 16 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances and Costs

The Company does not have material contract assets, liabilities or costs associated with arrangements with its customers at September 30, 2018.

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

Acquisition of Worthington Aviation and Parts

On May 4, 2018, Air T, Inc. completed the acquisition (the “Transaction”) of substantially all of the assets and assumed certain liabilities of Worthington Aviation and Parts (“Worthington”), pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated as of April 6, 2018, by and among the Company, Worthington, and Churchill Industries, Inc., as guarantor of Worthington’s obligations as disclosed in the Purchase Agreement.

Worthington is primarily engaged in the business of operating, distributing and selling airplane and aviation parts along with repair services. The Company agreed to acquire the assets and liabilities in exchange for payment to Worthington of $50,000 as earnest money upon execution of the Agreement and a cash payment of $3,300,000 upon closing. Total consideration is summarized in the table below:

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

As of September 30, 2018, the purchase price allocation is considered preliminary. The Company’s initial accounting for this acquisition is incomplete as of the date of this report. Therefore, as permitted by applicable accounting guidance, the foregoing amounts are provisional. All relevant facts and circumstances are still being considered by management prior to finalization of the purchase price allocation.

The transaction resulted in a bargain purchase because Worthington needed access to additional capital to maintain its operations. The seller engaged in a formal bidding process and determined Air T was the best option for Worthington. The bargain purchase gain had no tax impact beyond the recording of a deferred tax liability of approximately $589,000 as part of purchase accounting. The resulting non-taxable bargain purchase gain was approximately $1,983,000. Total transaction costs incurred in connection with this acquisition were approximately $83,000.

The following table sets forth the revenue and expenses of Worthington, prior to intercompany eliminations, that are included in the Company’s condensed consolidated statement of income (loss) for the six months ended September 30, 2018:

Revenue	$7,104,386
Cost of Sales	4,842,616
Operating Expenses	1,646,577
Operating Income	615,193
Non-operating Income	1,927,898
Net Income	$2,543,091

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and six-month periods ended September 30, 2018 and 2017 present consolidated information of the Company as if the acquisition of Worthington had occurred as of April 1, 2017:

	Pro-Forma Three	Pro-Forma Three
	Months Ended	Months Ended
	September 30, 2018	September 30, 2017
Revenue	$49,340,777	$53,543,645
Operating income (loss)	(1,620,001)	112,480
Net income (loss) Attributable to Air T, Inc. Stockholders	(1,321,185)	155,027
Basic income (loss) per share	(0.65)	0.08
Dilutive income (loss) per share	$(0.65)	$0.08

	Pro-Forma Six	Pro-Forma Six
	Months Ended	Months Ended
	September 30, 2018	September 30, 2017
Revenue	$111,652,117	$104,756,018
Operating income	779,434	2,098,294
Net income (loss) attributable to Air T, Inc. stockholders	(620,366)	2,904,365
Basic income (loss) per share	(0.30)	1.42
Dilutive income (loss) per share	$(0.30)	$1.42

The unaudited pro forma consolidated results for the three and six-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Worthington and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The pro forma six months ended September 30, 2018 exclude the bargain purchase gain recognized in connection with the acquisition as that gain is included in the pro-forma six months ended September 30, 2017. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on April 1, 2017.

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

On July 31, 2018, the Company purchased 100% of the outstanding common units of Ambry Hill Technologies, LLC. (“AHT”) for $50,000. AHT offers the aviation business community technology to help them manage high volumes of request for quotes for aircraft part purchases. Subsequent to the acquisition, AHT is accounted for as a wholly-owned subsidiary of the Company.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	September 30, 2018	March 31, 2018

Cash and cash equivalents	$5,612,472	$4,803,238
Restricted cash	18,865	269,659
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,631,337	$5,072,897

5.	Cash Surrender Value of Life Insurance

The Company is the beneficiary of corporate-owned life insurance policies on certain former employees with a net cash surrender value of approximately $482,000 and $2,357,000 at September 30, 2018 and March 31, 2018, respectively.

In September 2018, the Company received proceeds of $1.9 million through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at September 30, 2018.

6.	Income Taxes

During the six-month period ended September 30, 2018, the Company recorded $6,000 in income tax benefit at an effective rate of -0.3%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the six-month period ended September 30, 2018 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the presentation of the non-taxable bargain purchase gain, the change in the valuation allowance, and the pretax activity of Contrail Aviation Support, LLC. During the six-month period ended September 30, 2017, the Company recorded $655,000 in income tax expense which resulted in an effective tax rate of 27.7%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the six-month period ended September 30, 2017 were the change in valuation allowance against Delphax’s pretax activity in the period, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, state income tax expense, and the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

7.	Net Earnings Per Share

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$(1,321,185)	$421,701	$1,507,509	$1,390,090
Income (Loss) Per Share:
Basic	$(0.65)	$0.21	$0.74	$0.68
Diluted	$(0.65)	$0.21	$0.74	$0.68
Weighted Average Shares Outstanding:
Basic	2,043,823	2,042,789	2,043,716	2,042,789
Diluted	2,043,823	2,046,945	2,049,393	2,047,305

8.	Investments in Securities

The Company adopted ASU 2016-01 as of April 1, 2018. As a result of adoption of this guidance, the Company now recognizes changes in fair value of these securities in the Consolidated Statement of Income (Loss).

At September 30, 2018, the Company had a gross unrealized gains aggregating $75,000 and gross unrealized losses aggregating $193,000, which is included in the Consolidated Statement of Income (Loss).

All investments in marketable securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

In June 2018, the Company invested $2,000,000 in a quota share reinsurance program in the form of participating notes. The investment period is 3 years; subject to early redemption if applicable. The investment is reported at amortized cost of $2,000,000 at September 30, 2018.

9.	Equity Method Investments

The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. At September 30, 2018, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 29% of the outstanding shares for a total net investment basis of approximately $4,898,000. For the quarter ended September 30, 2018, the Company recorded approximately $55,000 as its share of Insignia’s net income for the three months ended June 30, 2018 along with a basis difference adjustment of approximately $24,000.

The Company’s investment in The Fence Store LLC (“TFS”) is also accounted for under the equity method of accounting. The Company’s net investment basis is approximately $566,000 at September 30, 2018. For the quarter ended September 30, 2018, the Company recorded approximately $129,000 as its share of TFS’s net income.

10.	Inventories

Inventories consisted of the following:

	September 30, 2018	March 31, 2018
Ground support service parts	$2,532,639	$2,489,433
Ground equipment manufacturing:
Raw materials	3,829,494	3,198,939
Work in process	1,972,549	20,089
Finished goods	4,117,452	1,768,897
Printing equipment and maintenance
Raw materials	870,592	747,778
Finished goods	395,044	553,847
Commercial jet engines and parts	15,732,368	25,452,022
Total inventories	$29,450,138	$34,231,005

11.	Employee and Non-employee Stock Options

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

No options were granted under Air T, Inc.’s stock option plan during the three and six-month periods ended September 30, 2018 and 2017. A total of 1,682 options were exercised during the three-month period ended September 30, 2018 at a weighted average exercise price of $10.56. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the three and six-month periods ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was no unrecognized compensation expense related to the Air T Inc. stock options.

No options were granted or exercised during the three and six-month periods ended September 30, 2018 and 2017 under any of Delphax’s stock option plans.

12.	Financing Arrangements

Borrowings of the Company and its subsidiaries are summarized below at September 30, 2018 and March 31, 2018, respectively. AirCo, Contrail Aviation (“Contrail”) and Worthington are subsidiaries of the Company in the commercial jet engines and parts segment.

	September 30, 2018	March 31, 2018	Maturity Date

Revolver	$6,972,133	$-	November 30, 2019
Term Note A	9,250,000	9,750,000	January 1, 2028
Term Note B	4,625,000	4,875,000	January 1, 2028
Term Note D	1,640,800	1,674,400	January 1, 2028
Air T Debt	22,487,933	16,299,400

Revolver	5,000,000	5,000,000	February 21, 2019
Term Loan	716,775	2,404,775	March 26, 2019
AirCo Debt	5,716,775	7,404,775

Revolver	-	14,826,062	May 5, 2019
Term Loan	9,515,465	9,920,000	January 26, 2021
Term Loan	18,000,000	-	September 14, 2021
Contrail Debt	27,515,465	24,746,062

Term Loan	3,400,000	-	November 30, 2019
MB&T - Revolver	650,000	-	November 30, 2019
Worthington Debt	4,050,000	-

Total Debt	59,770,173	48,450,238

Less: Unamortized Debt Issuance Costs	(404,638)	(365,288)
Total Debt, net	$59,365,535	$48,084,950

At September 30, 2018, our contractual financing obligations, including payments due by period, are as follows:

Due by	Amount
September 30, 2019	$15,287,544
September 30, 2020	17,473,185
September 30, 2021	16,195,244
September 30, 2022	1,567,200
September 30, 2023	1,567,200
Thereafter	7,679,800
59,770,173
Less: Unamortized Debt Issuance Costs	(404,638)
$59,365,535

Refer to the Company’s Form 10-K for the year ended March 31, 2018 for a detailed explanation of existing debts. For the quarter ended September 30, 2018, the Company entered the following debt obligations:

On September 14, 2018, Contrail and its wholly-owned subsidiary Contrail Aviation Leasing, LLC (“CAL”) entered into a new Loan Agreement with Old National Bank (“ONB”). The Loan Agreement provides for a borrowing by Contrail and CAL of $18,000,000 with a maturity date of September 14, 2021. The borrowing under the Loan Agreement bears interest at a variable rate equal to the 1-month LIBOR plus 375 basis points. Contrail and CAL used proceeds of the new loan in connection with the purchase by CAL of two aircraft, each an Airbus A319-100.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Air T Term Note A and Term Note D). To meet these objectives, the Company entered into interest rate swaps in the notional amounts consistent with the outstanding debt to provide a fixed rate of 4.56% and 5.09%, respectively, on Term Notes A and D. The swaps mature in January 2028.

As of August 1, 2018, these swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815-30. The effective portion of changes in the fair value of these instruments is recorded in other comprehensive income (loss) and is reclassified into the condensed consolidated statement of income (loss) as interest expense in the same period in which the underlying hedge transaction affects earnings. As of September 30, 2018 and March 31, 2018, the fair value of the interest-rate swap contracts was an asset of $116,295 and a liability of $66,706, respectively, which is included within other non-current assets and liabilities in the condensed consolidated balance sheets. During the six-months ended September 30, 2018, the Company recorded a gain of approximately $145,000 in the condensed consolidated statement of income (loss) due to the changes in the fair value of the instruments prior to the designation and qualification of these instruments as effective hedges. After the interest rate swaps were deemed effective hedges, the Company recorded approximately $29,000, net of tax, in the condensed consolidated statement of comprehensive income for changes in the fair value of the instruments.

13.	Variable Interest Entities

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

The following table sets forth the carrying values of Delphax’s assets and liabilities as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$314,481	$241,430
Accounts receivable, net	40,844	316,542
Other current assets	58,754	72,269
Total current assets	414,079	630,241
Other tax receivables-long-term	311,000	311,000
Total assets	$725,079	$941,241

LIABILITIES
Current liabilities:
Accounts payable	$2,146,938	$2,145,847
Income tax payable	11,312	11,312
Accrued expenses	3,234,808	3,244,514
Short-term debt	1,772,660	1,788,285
Total current liabilities	7,165,718	7,189,958
Long-term debt	-	-
Other long-term liabilities	-	-
Total liabilities	$7,165,718	$7,189,958

Net Assets	$(6,440,639)	$(6,248,717)

The short-term debt is comprised of amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of September 30, 2018, the outstanding principal amount of the Senior Subordinated Note was approximately $725,000 ($900,000 as of March 31, 2018) and there were no borrowings under the Delphax Senior Credit Agreement. Short-term debt as reflected in the above table includes approximately $1,048,000 and $888,000 of accrued interest, due to the Company from Delphax Technologies, Inc. under the Senior Subordinated Note as of September 30, 2018 and March 31, 2018. As a result of the foreclosure completed by the Company on August 10, 2017, the amount secured by the Delphax Senior Credit Agreement was satisfied.

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

With it being adjudged bankrupt on August 8, 2017, Delphax Canada ceased to have capacity to deal with its property. The property of Delphax Canada vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. The Company’s rights under Delphax Senior Credit Agreement permitted it to foreclose upon the personal property and rights of undertakings of Delphax Canada. Since the Company foreclosed on Delphax Canada’s assets within very close time proximity to the commencement of bankruptcy proceedings and because the bankruptcy and foreclosure were undertaken in contemplation of one another, the Company treated these as one single financial reporting event. In accordance with applicable accounting guidance, the Company considered whether Delphax Canada was still a business post-bankruptcy and foreclosure of the assets by the Company and concluded that Delphax Canada no longer constituted a business as it is defined by accounting principles generally accepted in the United States of America and, accordingly, derecognition of Delphax Canada’s liabilities will occur when Delphax Canada is legally released as the primary obligor with respect to the liabilities in the bankruptcy proceedings. As of September 30, 2018, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

The intercompany balances under the Delphax Senior Subordinated Note as of September 30, 2018 are eliminated in the presentation of the consolidated financial statements.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through September 30, 2018. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.

As a result of the application of the above-described attribution methodology, for the quarters ended September 30, 2018 and September 30, 2017 the attribution of Delphax losses to non-controlling interests was 33% and 0%, respectively.

The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income (loss) for the six months ended September 30, 2018 and 2017.

	2018	2017
	(Unaudited)	(Unaudited)

Operating Revenues	$-	$4,434,303

Operating Expenses:
Cost of sales	-	2,583,807
General and administrative	222,244	1,001,896
Research and development	-	195,653
Depreciation, amortization and impairment	-	8,007
	222,244	3,789,363

Operating Income (Loss)	(222,244)	644,940

Non-operating Expenses, net	(45,782)	(188,000)

Income (Loss) Before Income Taxes	(268,026)	456,940

Income Taxes	-	-

Net Income (Loss)	$(268,026)	$456,940

Non-operating income (expense), net, includes interest expense of approximately $159,000 associated with the Senior Subordinated Note for the quarter ended September 30, 2018 and approximately $440,000 associated with the Senior Subordinated Note and the Delphax Senior Credit Agreement for the quarter ended September 30, 2017. This interest expense was eliminated for purposes of net income (loss) presented in the Company’s accompanying consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2018 and 2017, though the effect of intercompany interest under the Senior Subordinated note and the Delphax Senior Credit Agreement is reflected in the attribution of Delphax net income or losses attributed to non-controlling interests.

Unconsolidated Variable Interest Entities and Other Entities

As discussed in Note 3, BCCM Advisors holds equity interests in certain investment funds as of March 31, 2018 and September 30, 2018. The Company determined that the equity interests it holds as the general partner in the following funds are variable interests based on the applicable GAAP guidance: Blue Clay Capital Partners CO I LP, Blue Clay Capital Partners CO III LP, Blue Clay Capital SMid-Cap LO LP and AO Partners II LP. However, the Company further determined that these funds should not be consolidated as BCCM Advisors is not the primary beneficiary of these variable interest entities. The Company determined that its equity interest in the Blue Clay Capital Master Fund Ltd. is not a variable interest and should not be consolidated based on the applicable GAAP guidance. The Company’s total investment within these investment funds at September 30, 2018 is valued at approximately $343,000. The Company’s exposure to loss is limited to its initial investment.

As discussed in Note 8, the Company has an investment in Oxbridge RE NS in the amount of $2,000,000. The Company determined that this investment represents a variable interest based on the applicable GAAP guidance. However, the Company further determined that the Company should not consolidate Oxbridge RE NS as the Company is not the primary beneficiary of the variable interest entity. The Company’s exposure to loss is limited to its initial investment.

14.	Share Repurchase

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the quarter ended September 30, 2018, the Company repurchased and retired 675 shares at an aggregate cost of $23,000. As a result, the Company has reduced common stock, additional-paid-in capital and retained earnings to reflect the retirement of those shares.

15.	Geographical information

Total property and equipment, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
United States	$5,224,050	$5,209,831
Foreign	31,847,163	15,063,340
Total property and equipment, net	$37,071,213	$20,273,171

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at September 30, 2018. The net book value located within each individual country at September 30, 2018 and March 31, 2018 is listed below:

	September 30, 2018	March 31, 2018
Australia	$5,246	$-
United Kingdom	5,142	-
Canada	17,993	-
Mexico	3,516,541	4,352,257
Romania	3,293,210	3,626,136
Netherlands	6,202,377	7,084,947
China	18,806,654	-
Total property and equipment, net	$31,847,163	$15,063,340

Total revenue, in and outside the United States is summarized in the following table for the six-months ended September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
United States	$96,788,427	$85,319,178
Foreign	13,419,819	11,239,685
Total revenue	$110,208,246	$96,558,863

16.	Segment Information

The Company has six business segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts segment, printing equipment and maintenance and corporate. Segment data is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues by Segment:
Overnight Air Cargo	$17,064,600	$18,081,073	$34,705,258	$34,823,248
Ground Equipment Sales:
Domestic	11,069,537	15,046,892	16,361,554	20,323,258
International	1,775,983	469,217	2,871,080	1,142,507
Total Ground Equipment Sales	12,845,520	15,516,109	19,232,634	21,465,765
Ground Support Services	8,474,037	8,801,326	17,521,677	17,914,399
Printing Equipment and Maintenance
Domestic	2,824	280,328	193,726	1,724,310
International	137,121	1,022,594	245,042	2,709,993
Total Printing Equipment and Maintenance	139,945	1,302,922	438,768	4,434,303
Commercial Jet Engines and Parts:
Domestic	5,341,234	2,275,190	27,659,269	10,466,075
International	5,301,557	2,851,729	10,303,697	7,387,185
Total Commercial Jet Engines and Parts	10,642,791	5,126,919	37,962,966	17,853,260
Corporate	189,297	325,349	364,689	651,628
Intercompany	(15,412)	(292,208)	(17,746)	(583,740)
Total	$49,340,777	$48,861,490	$110,208,246	$96,558,863

Operating Income (Loss):
Overnight Air Cargo	$197,870	$896,506	$1,254,562	$1,713,172
Ground Equipment Sales	697,557	1,165,430	1,091,057	1,331,224
Ground Support Services	(742,482)	276,113	(830,206)	632,937
Printing Equipment and Maintenance	(413,298)	(482,222)	(654,368)	441,814
Commercial Jet Engines and Parts	574,974	(48,760)	3,788,153	762,180
Corporate	(1,934,819)	(1,381,192)	(3,665,694)	(2,244,210)
Intercompany	198	49,783	198	51,109
Total	$(1,620,001)	$475,658	$983,701	$2,688,226

Capital Expenditures:
Overnight Air Cargo	$28,460	$20,346	$34,456	$20,346
Ground Equipment Sales	156,230	2,258	296,320	2,258
Ground Support Services	8,062	117,919	60,500	143,284
Printing Equipment and Maintenance	-	8,491	-	8,491
Commercial Jet Engines and Parts	19,286,871	7,078,004	19,470,692	7,082,981
Corporate	34,010	542,202	111,240	1,001,855
Total	$19,513,634	$7,769,220	$19,973,209	$8,259,215

Depreciation, Amortization and Impairment:
Overnight Air Cargo	$21,178	$30,128	$43,941	$61,144
Ground Equipment Sales	65,384	117,499	156,733	250,379
Ground Support Services	119,816	113,625	244,871	225,256
Printing Equipment and Maintenance	15,307	3,316	29,638	8,007
Commercial Jet Engines and Parts	1,456,129	151,338	2,554,062	197,114
Corporate	150,416	114,956	295,711	189,115
Intercompany	(1,324)	(1,324)	(2,649)	(2,650)
Total	$1,826,905	$529,538	$3,322,306	$928,365

17.	Commitments and Contingencies

Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned by Contrail Aviation Support, Inc. (the “Seller”) in July 2016. As part of this purchase, Contrail Aviation agreed to pay contingent additional deferred consideration of up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate. The Company established a liability of $2,900,000 in the initial allocation of purchase price. The Company has paid $1,000,000 of contingent consideration as of September 30, 2018 and the remaining liability of $1,972,000, which includes a current portion of $1,516,000 and a non-current portion of $456,000, is included in the “Accrued expenses” and “Other non-current liabilities”, respectively, in the consolidated balance sheet at September 30, 2018.

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

18.	Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements.

On October 2, 2018, the Company repurchased and retired an additional 15,000 shares at an aggregate cost of $503,000.

As discussed in Note 8, the Company has an investment in Oxbridge RE NS. Oxbridge RE NS provides reinsurance in Florida and other geographical areas. In October 2018, Hurricane Michael caused damage in Florida which has resulted in significant claims against the insurance contracts underlying the Company’s investment. The Company expects to record an impairment of approximately $1,100,000 during the quarter ended December 31, 2018 barring additional events impacting this investment. As of September 30, 2018, there were no indicators of impairment in regard to this investment.

On November 12, 2018, the Company entered into an Amended and Restated Revolving Credit Note and Amendment No. 2 to its Credit Agreement with Minnesota Bank & Trust.  The Amended and Restated Revolving Credit Note and Credit Agreement Amendment increased the amount of the revolving credit facility from $10,000,000 to $13,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Air T, Inc. (the “Company,” “Air T,” “we” or “us”) owns a portfolio of powerful businesses, each of which is independent yet interrelated. Our operating and earnings assets are designed to expand, strengthen and diversify our cash earnings power. Our goal is to build on Air T’s core businesses and grow after-tax cash flow per share.

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

•

Commercial jet engine and airframe asset management and logistics, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies;

•	Printing equipment and maintenance segment, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and

•	Corporate, which acts as the capital allocator and resource for other segments.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

(Dollars in thousands)
	Three Months September 30,				Six Months Ended September 30,
	2018		2017		2018		2017

Overnight Air Cargo:
FedEx	$17,065	35%	$18,081	37%	$34,705	31%	$34,823	36%

Ground Equipment Sales:
Military	454	1%	715	1%	2,918	3%	1,060	1%
Commercial - Domestic	10,608	22%	14,331	29%	13,434	12%	19,263	20%
Commercial - International	1,776	4%	469	1%	2,871	3%	1,142	1%
	12,839	26%	15,515	32%	19,224	17%	21,465	22%

Ground Support Services	8,474	17%	8,801	18%	17,522	16%	17,914	19%

Commercial Jet Engines and Parts
Domestic	5,341	11%	2,274	5%	27,659	25%	10,465	11%
International	5,302	11%	2,852	6%	10,304	9%	7,387	8%
	10,643	22%	5,126	10%	37,963	34%	17,852	18%

Printing Equipment and Maintenance
Domestic	3	0%	280	1%	194	0%	1,724	2%
International	137	0%	1,023	2%	245	0%	2,710	3%
	140	0%	1,303	3%	439	0%	4,434	5%

Corporate	180	0%	35	0%	355	0%	71	0%

	$49,341	100%	$48,861	100%	$110,208	100%	$96,559	100%

Second Quarter Fiscal 2019 Compared to Second Quarter Fiscal 2018

Consolidated revenue increased by $480,000 (1%) to $49,341,000 for the three-month period ended September 30, 2018 compared to the same quarter in the prior fiscal year.

Following is a table detailing revenue by segment:

(Dollars in thousands)
	Three Months Ended September 30,		Change
	2018	2017

Overnight Air Cargo	$17,065	$18,081	$(1,016)	-6%
Ground Equipment Sales	12,839	15,515	(2,676)	-17%
Ground Support Services	8,474	8,801	(327)	-4%
Commercial Jet Engines and Parts	10,643	5,126	5,517	108%
Printing Equipment and Maintenance	140	1,303	(1,163)	-89%
Corporate	180	35	145	414%
	$49,341	$48,861	$480	1%

Revenues from the air cargo segment decreased by $1,016,000 (6%) compared to the second quarter of the prior fiscal year. The decrease was principally attributable to decreased maintenance expenses passed through to our customer and a reduction in the administrative fee because of a soft-parked ATR. In addition, maintenance revenue decreased because of lower maintenance billable hours which was driven by tropical storms and reduced headcount.

The ground equipment sales segment contributed approximately $12,839,000 and $15,515,000 to the Company’s revenues for the three-month periods ended September 30, 2018 and 2017 respectively, representing a $2,676,000 (17%) decrease in the current quarter primarily driven by reduced unit sales of commercial deicers. At September 30, 2018, GGS’s order backlog was $30.6 million as compared to $20.4 million at September 30, 2017.

The ground support services segment contributed approximately $8,474,000 and $8,801,000 to the Company’s revenues for the three-month periods ended September 30, 2018 and 2017, respectively, representing a $327,000 (4%) decrease in the current quarter principally due to the loss of a contract in one of the Company’s shops.

The commercial jet engines and parts segment contributed $10,643,000 of revenues in the quarter ended September 30, 2018 compared to $5,126,000 in the comparable prior quarter which is an increase of $5,517,000 (108%). The primary driver of the increase in revenues was the acquisition of Worthington in May 2018 which contributed revenues of approximately $4,222,000 during the quarter ended September 30, 2018.

Revenues from printing equipment and maintenance segment declined by $1,163,000 (89%) compared to the comparable prior quarter due to the bankruptcy of Delphax Canada as discussed in Note 13 and a lack of new printer sales in the current year.

Following is a table detailing operating income (loss) by segment:

(Dollars in thousands)
	Three Months Ended September 30,		Change
	2018	2017

Overnight Air Cargo	$198	$897	$(699)	-78%
Ground Equipment Sales	696	1,165	(469)	-40%
Ground Support Services	(741)	276	(1,017)	-368%
Commercial Jet Engines and Parts	575	(49)	624	-1279%
Printing Equipment and Maintenance	(413)	(432)	19	-4%
Corporate	(1,935)	(1,381)	(553)	40%
	$(1,620)	$476	$(2,096)	-441%

Consolidated operating loss for the quarter ended September 30, 2018 was $1,620,000, a decrease of $2,096,000 from operating income of $476,000 for the comparable quarter of the prior year.

Operating income for the air cargo segment decreased by $699,000 (78%) due primarily to higher operating costs not passed through to the customer (mainly increased flight crew costs to meet operational requirements). Ground equipment segment net operating income decreased by $469,000 (640%) to $696,000. This decrease was primarily attributable to the decrease in deicing unit sales as noted above. The operating results for the ground support services segment declined by $1,017,000 (368%) to an operating loss of $741,000 for the current-year period compared to operating income of $276,000 in the prior-year quarter. This decrease was primarily attributable to an increase in operating expenses, more specifically, insurance claims and miscellaneous taxes and fees. Operating income of the commercial jet engines and parts segment increased by $624,000 (1279%) which was primarily attributable to the acquisition of Worthington in May 2018. The operating loss in the printing equipment and maintenance segment improved by $19,000 (4%).

Operating expenses increased by $2,575,000 (5%) to $50,961,000 in the current year quarter compared to the equivalent prior period. The increase in operating expenses was primarily driven by the commercial jet engines and parts segment which experienced as increase of $4,892,000 (95%) principally due to the acquisition of Worthington. Ground equipment sales segment operating costs decreased by $2,203,000 (15%) due to the impact of decreased sales. Operating expenses from the printing equipment and maintenance segment decreased by $1,232,000 (69%) due to the bankruptcy of Delphax Canada as discussed in Note 13 and a lack of new printer sales in the current year.

The Company had net non-operating expense of $200,000 for the quarter ended September 30, 2018, a decline of $484,000 (170%) from net non-operating income of $284,000 in the prior year period, principally due to increased interest expense of $392,000 as a result of increased borrowings as described in Note 12 partially offset by an increase in investment income of $236,000 due to the adoption of ASU 2016-01 whereby unrealized gains/losses on marketable securities are recorded on the income statement. Additionally, there was a gain of $562,500 recognized in the prior year due to the extinguishment of an asset retirement obligation associated with Delphax

Pretax loss for the three-month period ended September 30, 2018 was $1,820,000, a decline of $2,579,000 compared to the prior year comparable period, which was primarily attributable to the operating loss detailed above.

During the three-month period ended September 30, 2018, the Company recorded $393,000 in income tax benefit at an effective rate of 21.6%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the three-month period ended September 30, 2018 were the state income tax expense and the change in the valuation allowance. During the three-month period ended September 30, 2017, the Company recorded $281,000 in income tax expense which resulted in an effective tax rate of 37.0%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the three-month period ended September 30, 2017 was the change in valuation allowance against Delphax’s pretax activity in the period, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, state income tax expense, and the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

First Six Months of Fiscal 2019 Compared to First Six Months of Fiscal 2018

Following is a table detailing revenue by segment:

(Dollars in thousands)
	Six Months Ended September 30,		Change
	2018	2017

Overnight Air Cargo	$34,705	$34,823	$(118)	-
Ground Equipment Sales	19,224	21,465	(2,241)	-10%
Ground Support Services	17,522	17,914	(392)	-2%
Commercial Jet Engines and Parts	37,963	17,852	20,111	113%
Printing Equipment and Maintenance	439	4,434	(3,995)	-90%
Corporate	355	71	284	400%
	$110,208	$96,559	$13,649	14%

Revenues from the air cargo segment decreased by $118,000 compared to the first six months of the prior fiscal year from $34,823,000 to $34,705,000 due to decreased maintenance expenses passed through to our customer. The ground equipment sales segment contributed approximately $19,224,000 and $21,465,000 to the Company’s revenues for the six-month periods ended September 30, 2018 and 2017 respectively, representing a $2,241,000 (10%) decrease in the current period which was principally attributable to decreased sales in commercial deicers.

The ground support services segment contributed approximately $17,522,000 and $17,914,000 to the Company’s revenues for the six-month periods ended September 30, 2018 and 2017, respectively, representing a $392,000 (2%) decrease in the current period principally due to the loss of a contract in one of the Company’s shops.

The commercial jet engines and parts segment contributed $37,963,000 of revenues in the six-months ended September 30, 2018 compared to $17,852,000 in the six-months ended September 30, 2017. The increase of $20,111,000 was primarily due to Contrail experiencing record levels of sales driven by the sale of four engines totaling $17.35 million during the quarter ended June 30, 2018 in addition to the acquisition of Worthington in May 2018.

Revenues from printing equipment and maintenance segment declined by $3,995,000 (90%) compared to the first six months of the prior fiscal year due to the bankruptcy of Delphax Canada as discussed in Note 13 and a lack of new printer sales in the current year.

Following is a table detailing operating income by segment:

(Dollars in thousands)
	Six Months Ended September 30,		Change
	2018	2017

Overnight Air Cargo	$1,255	$1,713	$(459)	-27%
Ground Equipment Sales	1,089	1,331	(242)	-18%
Ground Support Services	(828)	633	(1,461)	-231%
Commercial Jet Engines and Parts	3,788	762	3,026	397%
Printing Equipment and Maintenance	(654)	492	(1,146)	-233%
Corporate	(3,666)	(2,243)	(1,423)	63%
	$984	$2,688	$(1,705)	-63%

Consolidated operating income for the six-months ended September 30, 2018 decreased by $1,705,000 (63%) to $984,000, compared to operating income of $2,688,000 for the same period of the prior year. Operating income for the air cargo segment decreased by $459,000 (27%) in the current period due primarily to higher operating costs not passed through to the customer (mainly increased flight crew costs to meet operational requirements).

The ground equipment sales segment net operating income decreased by $242,000 (18%) from $1,331,000 in the prior year comparable period to $1,089,000 in the current year period. This decrease was primarily attributable to a decrease in deicing unit sales as noted above. The operating results for the ground support services segment declined by $1,461,000 (231%) to an operating loss of $828,000 for the six- month period in the current fiscal year compared to operating income of $633,000 in the prior year six-month period. This decrease was primarily attributable to an increase in operating expenses, more specifically, increased salaries, insurance claims, and miscellaneous taxes and fees.

Operating income of the commercial jet engines and parts segment improved by $3,026,000 (397%) due to Contrail having record levels of sales driven by the sale of four engines totaling $17.35 million during the quarter ended June 30, 2018 in addition to the acquisition of Worthington in May 2018. The operating results in the printing equipment and maintenance segment declined by $1,146,000 (233%) to an operating loss of $654,000 due to the bankruptcy of Delphax Canada as noted in Note 13 and a lack of new printer sales in the current year.

Operating expenses increased by $15,356,000 (16%) to $109,225,000 in the first six-months ended September 30, 2018 compared to the equivalent prior year period. The increase in operating expenses was primarily driven by the commercial jet engines and parts segment which increased $17,084,000 principally due to cost of sales related to the four whole engines sold during the quarter ended June 30, 2018 and the acquisition of Worthington in May 2018. Ground equipment sales segment operating costs decreased by $1,993,000 (10%) due to the impact of decreased sales. Ground support services segment operating costs increased by $1,070,000 (6%) due to an increase in insurance claims and miscellaneous taxes and fees. Operating expenses from the printing equipment and maintenance segment decreased by $2,899,000 (73%) due to the bankruptcy of Delphax Canada as discussed in Note 13 and a lack of new printer sales in the current year.

The Company had net non-operating income of $865,000 for the six months ended September 30, 2018, an improvement of $1,190,000 from net non-operating loss of $325,000 in the prior year period, principally due to a bargain purchase acquisition gain of $1,983,000, net of tax, in connection with the acquisition of Worthington in May 2018. This gain was partially offset by an increase in interest expense of $950,000 due to the increased borrowings of the Company. Additionally, there was a gain of $562,500 recognized in the prior year due to the extinguishment of an asset retirement obligation and an other-than-temporary impairment loss recognized in the amount of $771,000 in the prior year.

Pretax income for the six-month period ended September 30, 2018 was $1,849,000, a decline of $514,000 compared to the prior year comparable period. This decline is primarily due to the decrease in operating income discussed above offset partially by the bargain purchase gain of $1,983,000 in connection with the acquisition of Worthington in May 2018.

During the six-month period ended September 30, 2018, the Company recorded $6,000 in income tax benefit at an effective rate of -0.3%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the six-month period ended September 30, 2018 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the presentation of the non-taxable bargain purchase gain, the change in the valuation allowance, and the pretax activity of Contrail Aviation Support, LLC. During the six-month period ended September 30, 2017, the Company recorded $655,000 in income tax expense which resulted in an effective tax rate of 27.7%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the six-month period ended September 30, 2017 were the change in valuation allowance against Delphax’s pretax activity in the period, the benefit for the federal domestic production activities deduction, the increase in the valuation allowance related to the Insignia unrealized impairment loss, state income tax expense, and the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary afforded under Section 831(b).

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the six-months ended September 30, 2018.

Seasonality

The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are not susceptible to seasonal trends.

Liquidity and Capital Resources

As of September 30, 2018, the Company held approximately $5,631,000 in cash and cash equivalents and restricted cash. The Company also held $250,000 in restricted investments held as statutory reserve of SAIC and the remaining $812,000 of restricted investments pledged to secure SAIC’s participation in certain reinsurance pools, and $49,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has approximately $3.4 million of marketable securities as of September 30, 2018. In addition, the Company also owns approximately 3.5 million shares of common stock of Insignia with a market value of $6.1 million as of September 30, 2018.

As of September 30, 2018, the Company’s working capital amounted to $20,766,000, a decrease of $9,727,000 compared to March 31, 2018.

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash requirements.

Cash Flows

Following is a table of changes in cash flow for the six-month periods ended September 30, 2018 and 2017:

	Six Months Ended September 30,
	2018	2017

Net Cash Provided by Operating Activities	$14,871,000	$7,036,000
Net Cash Used in Investing Activities	(27,576,000)	(11,892,000)
Net Cash Provided by Financing Activities	13,258,000	3,434,000
Effect of foreign currency exchange rates on cash and cash equivalents	5,000	18,000

Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	$558,000	$(1,404,000)

Cash provided by operating activities was $14,871,000 for the six-month period ended September 30, 2018 compared to the net cash used provided by operating activities of $7,036,000 in prior year period. The primary drivers in cash provided by operating activities was the decrease in inventory due to the sale of inventory in the commercial jet engines and parts segment (primarily the 4 engines Contrail sold during the quarter ended June 30, 2018) and an increase in accounts payable and accrued expenses.

Cash used in investing activities for the six-month period ended September 30, 2018 was $27,576,000 compared to $11,892,000 in prior year period. The primary drivers in cash used in investing activities for the six months ended September 30, 2018 was the $20,000,000 in capital expenditures which includes $19,100,000 of aircrafts on lease with Contrail, cash used in the acquisition of Worthington in May 2018 of $3,326,000 and cash used for investments in marketable securities of $2,014,000 and in Oxbridge RE NS of $2,000,000.

Cash provided by financing activities for the six-month period ended September 30, 2018 was $13,258,000 compared to cash provided by financing activities of $3,434,000 in the prior year period. The cash provided by financing activities was primarily driven by the $18,000,000 term loan that Contrail obtained to fund the acquisition of aircraft, $3,400,000 term loan to fund the acquisition of Worthington in May and $1,900,000 of proceeds obtained from a loan against the cash surrender of life insurance policies where the Company is the beneficiary. These proceeds were partially offset by payments on the Company’s existing term loans of $3,200,000 and net payments on the revolver of $7,204,000 during the six-months ended September 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to various risks, including interest rate risk. As interest rates are projected to increase and can be volatile, the Company has designated a risk management policy which provides for the use of derivative instruments to provide protection against rising interest rates on variable rate debt.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2018. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None.
(c)

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
Dates of	Total Number of	Average Price	Public Announced	Purchased Under the
Shares Purchased	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
July 1 - July 31, 2018	-	$-	-	750,000
August 1 - August 31, 2018	-	$-	-	750,000
September 1 - September 30, 2018	675	$33.72	675	749,325

Item 6. Exhibits

(a) Exhibits

No.	Description

10.1	Purchase Agreement dated May 12, 2017, by and between Contrail Aviation Support, LLC and China Airlines Ltd.*

10.2	Engine Sale Agreement dated September 22, 2017, by and between Contrail Aviation Support, LLC and MTU Maintenance Lease Services B.V.*

10.3	Purchase Agreement dated September 22, 2017, by and between Contrail Aviation Support, LLC and China Airlines Ltd.*

10.4	Lease Agreement dated September 29, 2017, by and between Contrail Aviation Support, LLC and MTU Maintenance Lease Services B.V.*

10.5	Purchase Agreement dated October 9, 2017, by and between Contrail Aviation Support, LLC and AirCo 1, LLC.*

10.6	Lease Agreement dated December 27, 2017, by and between Contrail Aviation Support, LLC and MTU Maintenance Lease Services B.V.*

10.7	Engine Lease Agreement dated January 10, 2018, by and between Contrail Aviation Support, LLC and Blue Air.*

10.8	Engine Sale Agreement dated January 25, 2018, by and between Contrail Aviation Leasing, LLC and AerSale, Inc.*

10.9	Aircraft Sale & Purchase Agreement dated February 11, 2018, by and between Contrail Aviation Support, LLC and Celestial Aviation Trading 19 Limited.*

10.10	Aircraft Sale Agreement dated August 3, 2018, by and between Contrail Aviation Support, LLC and Wilmington Trust SP Services (Dublin) Ltd.*

10.11

Novation and Amendment Agreement dated September 4, 2018, by and between Contrail Aviation Support, LLC, Wilmington Trust SP Services (Dublin) Ltd. and Air Macau Limited, assuming the Aircraft Lease Agreement, dated October 26, 2001, New Aircraft No. 1.*

10.12

Novation and Amendment Agreement dated September 4, 2018, by and between Contrail Aviation Support, LLC, Wilmington Trust SP Services (Dublin) Ltd. and Air Macau Limited, assuming the Aircraft Lease Agreement, dated October 26, 2001, New Aircraft No. 2.*

10.13	Form of Amendment No. 2 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust.

10.14	Form of Air T, Inc. Amended and Restated Revolving Credit Note in the principal amount of $13,000,000 to Minnesota Bank & Trust.

*Portions of the exhibit are treated as confidential pursuant to a request for confidential treatment filed by Air T, Inc. with the Securities and Exchange Commission.

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 13, 2018
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brett Reynolds
Brett Reynolds, Chief Financial Officer