Form 10-Q
period 2018-12-31
AIR T INC
filed 2019-02-14
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2018
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number 001-35476

Air T, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒                    No☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at February 8, 2019	2,024,331

	AIR T, INC. AND SUBSIDIARIES
	QUARTERLY REPORT ON FORM 10-Q
	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (Unaudited) Three Months and Nine Months Ended December 31, 2018 and 2017	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended December 31, 2018 and 2017	4

	Condensed Consolidated Balance Sheets (Unaudited) December 31, 2018 and March 31, 2018	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended December 31, 2018 and 2017	6

	Condensed Consolidated Statements of Equity (Unaudited) Nine Months Ended December 31, 2018 and 2017	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

	PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34
	Signatures	35
	Exhibit Index
	Certifications
	Interactive Data Files

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating Revenues:
Overnight air cargo	$17,868,191	$18,028,688	$52,573,449	$52,851,936
Ground equipment sales	16,278,359	12,911,101	35,501,936	34,376,866
Ground support services	8,136,466	8,643,267	25,658,143	26,557,666
Printing equipment and maintenance	104,980	905,860	543,748	5,340,163
Commercial jet engines and parts	20,990,088	3,930,510	58,953,054	21,781,095
Corporate and other	244,587	81,820	600,587	152,383
	63,622,671	44,501,246	173,830,917	141,060,109

Operating Expenses:
Overnight air cargo	16,292,144	15,538,554	46,816,294	46,020,254
Ground equipment sales	13,760,055	10,578,846	29,677,280	28,606,906
Ground support services	7,098,098	7,337,862	22,925,769	21,738,525
Printing equipment and maintenance	94,733	265,054	289,164	2,848,861
Commercial jet engines and parts	12,268,266	2,143,540	38,052,172	15,534,775
Research and development	-	-	-	195,653
General and administrative	10,373,194	7,252,381	28,028,050	21,114,626
Depreciation and amortization	2,253,291	768,660	5,554,904	1,522,998
Impairment	7,125	46,930	27,818	220,957
Gain on sale of property and equipment	10,802	17,739	10,802	16,648
	62,157,708	43,949,566	171,382,253	137,820,203

Operating Income	1,464,963	551,680	2,448,664	3,239,906

Non-operating Income (Expense):
Gain on sale of marketable securities	81,388	72,145	81,388	72,145
Foreign currency loss, net	(15,352)	(11,797)	(17,484)	(260,903)
Other-than-temporary impairment loss on investments	(2,000,000)	(788,799)	(2,000,000)	(1,559,972)
Other investment income (loss), net	(586,039)	50,485	(623,623)	123,286
Interest expense	(1,186,349)	(538,459)	(2,607,639)	(1,010,177)
Gain on asset retirement obligation	-	-	-	562,500
Unrealized gain (loss) on interest rate swap	-	(199,122)	145,222	(199,122)
Bargain purchase acquisition gain	-	-	1,983,776	501,880
Income from equity method investments	200,929	89,426	370,670	119,363
Other expense, net	(102,406)	-	(74,720)	-
	(3,607,829)	(1,326,121)	(2,742,410)	(1,651,000)

Income (Loss) Before Income Taxes	(2,142,866)	(774,441)	(293,746)	1,588,906

Income Taxes (Benefit)	174,000	(60,000)	168,000	595,000

Net Income (Loss)	(2,316,866)	(714,441)	(461,746)	993,906

Net (Income) Loss Attributable to Non-controlling
Interests	$(398,085)	$42,502	$(745,697)	$(275,755)

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$(2,714,951)	$(671,939)	$(1,207,443)	$718,151

Income (Loss) Per Share:
Basic	$(1.34)	$(0.33)	$(0.59)	$0.35
Diluted	$(1.34)	$(0.33)	$(0.59)	$0.35

Weighted Average Shares Outstanding:
Basic	2,028,194	2,042,789	2,038,523	2,042,789
Diluted	2,028,194	2,042,789	2,038,523	2,047,547

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Net income (loss)	$(2,316,866)	$(714,441)	$(461,746)	$993,906

Other comprehensive income (loss):

Foreign currency translation gain	120,476	22,067	200,346	255,433

Unrealized loss on interest rate swaps, net of tax of $48,575 and $39,920 respectively	(163,451)	-	(134,327)	-

Unrealized net loss on marketable securities, net of tax of ($21,000) and ($282,115) respectively	-	(258,739)	-	(1,131,769)

Reclassification of other-than-temporary impairment loss on investments, net of gains on sale of marketable securities, included in income (loss), net of tax of $0 and 277,622 respectively	-	716,654	-	1,210,205

Total Other Comprehensive Income (Loss)	(42,975)	479,982	66,019	333,869

Total Comprehensive Income (Loss)	(2,359,841)	(234,459)	(395,727)	1,327,775

Comprehensive Loss (Income) Attributable to Non-controlling Interests	(404,718)	80,472	(777,446)	(279,997)

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$(2,764,559)	$(153,987)	$(1,173,173)	$1,047,778

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2018	March 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $58,511 and $241,430)*	$2,729,249	$4,803,238
Marketable securities	2,457,609	290,449
Restricted cash	907,488	269,659
Restricted investments	135,291	1,235,405
Accounts receivable, less allowance for doubtful accounts of $739,607 and $801,000 (Delphax $293,044 and $317,000)*	17,881,122	15,157,855
Costs and estimated earnings in excess of billings on uncompleted projects	-	2,012,121
Income tax receivable	1,940,955	1,557,180
Inventories, net	39,585,915	34,231,005
Other current assets	4,298,164	658,630
Prepaid expenses (Delphax $58,516 and $72,269)*	1,680,419	1,455,566
Total Current Assets	71,616,212	61,671,108

Investments in securities	356,013	1,026,920
Assets on lease, net of accumulated depreciation of $4,932,576 and $1,625,237	26,920,552	15,664,606
Property and equipment, net of accumulated depreciation of $5,356,017 and $4,722,016	4,904,741	4,608,565
Cash surrender value of life insurance policies, net of policy loans	562,430	2,356,507
Other tax receivables-long-term (Delphax $311,000 and $311,000)*	311,000	311,000
Investments in funds	278,709	324,854
Equity method investments	5,666,430	5,032,268
Other assets	598,006	420,981
Intangible assets, net of accumulated amortization of $2,081,004 and $1,788,598	1,271,688	1,312,472
Goodwill	4,417,605	4,417,605
Total Assets	$116,903,386	$97,146,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $2,163,424 and $2,145,847)*	$10,960,852	$10,181,143
Income tax payable (Delphax $0 and $11,312)*	23,000	23,000
Accrued expenses (Delphax $3,127,229 and $3,244,514)*	12,151,574	11,743,973
Current portion of long-term debt	33,437,246	9,229,690
Total Current Liabilities	56,572,672	31,177,806

Long-term debt	33,361,871	38,855,260
Deferred tax liabilities	641,080	92,000
Other non-current liabilities	1,012,234	785,797
Total Liabilities	91,587,857	70,910,863

Redeemable non-controlling interest	2,998,161	1,992,939

Commitments and contingencies (Note 17)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,024,331 and 2,043,607 shares issued and outstanding	506,084	510,901
Additional paid-in capital	4,195,484	4,171,869
Retained earnings	18,694,300	20,695,981
Accumulated other comprehensive loss	(120,284)	(260,900)
Total Air T, Inc. Stockholders' Equity	23,275,584	25,117,851
Non-controlling Interests	(958,216)	(874,767)
Total Equity	22,317,368	24,243,084
Total Liabilities and Equity	$116,903,386	$97,146,886

* Amounts related to Delphax as of December 31, 2018 and March 31, 2018, respectively.

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(461,746)	$993,906
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(28,060)	(72,145)
Loss on sale of property and equipment	15,671	16,648
Profit from sale of assets on lease	(946,185)	-
Change in inventory reserves	(367,022)	(69,222)
Change in accounts receivable reserves	(61,823)	(2,731)
Depreciation and amortization	5,554,904	1,522,998
Impairment	27,818	220,957
Change in cash surrender value of life insurance	(102,710)	(118,254)
Gain on asset retirement obligation	-	(562,500)
Gain on bargain purchase, net of tax	(1,983,777)	(501,880)
Deferred income taxes	-	(102,566)
Change in warranty reserve	156,253	53,092
Other-than-temporary impairment loss on investments	2,000,000	1,559,972
Unrealized loss on marketable securities	854,874	-
Unrealized (gain) loss on interest rate swap	(145,222)	199,122
Change in operating assets and liabilities:
Accounts receivable	(718,690)	3,011,203
Costs and estimated earnings in excess of billings and uncompleted projects	2,012,121	-
Notes receivable and other non-trade receivables	(3,638,929)	1,053,846
Inventories	(75,059)	4,223,445
Prepaid expense and other assets	(742,050)	145,640
Accounts payable	(506,587)	(2,294,265)
Accrued expenses	147,160	(538,232)
Income taxes payable/receivable	(72,775)	(603,843)
Non-current liabilities	356,541	165,039
Total adjustments	1,736,453	7,306,324
Net cash provided by operating activities	1,274,707	8,300,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,013,921)	(1,007,071)
Proceeds from sale of marketable securities	836,510	537,826
Acquisition of businesses, net of cash acquired	(3,375,700)	(2,900,000)
Cash used for equity method investments	(263,492)	-
Investment in reinsurance entity	(2,000,000)	-
Capital expenditures related to property & equipment	(1,010,330)	(1,655,551)
Capital expenditures related to assets on lease	(19,149,515)	(13,591,693)
Proceeds from sale of property and equipment	50,602	1,861
Proceeds from sale of assets on lease	4,180,208	-
Net cash used in investing activities	(22,745,638)	(18,614,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	86,519,612	86,949,125
Payments on lines of credit	(83,566,277)	(88,817,034)
Proceeds from term loan	22,539,000	20,841,000
Payments on term loan	(6,787,210)	(2,436,225)
Debt issuance costs	(150,142)	(156,115)
Proceeds from loan against cash surrender value of life insurance policies	1,896,788	-
Distribution to non-controlling member	(65,672)	(1,100,000)
Contribution from non-controlling member	210,000	252,000
Payments for repurchase of stock	(693,136)	-
Proceeds from exercise of stock options	17,762	-
Net cash provided by financing activities	19,920,725	15,532,751

Effect of foreign currency exchange rates on cash and cash equivalents	114,046	3,370

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,436,160)	5,221,723
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,072,897	3,653,734
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,636,737	$8,875,457

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Non-cash capital expenditures related to property & equipment	$8,675	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,084,085	$690,859
Income taxes	490,181	1,457,518

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

Net income	-	-	-	968,389	-	18,239	986,628

Loss on marketable securities, net of tax	-	-	-	-	(94,997)	-	(94,997)

Foreign currency translation gain (loss)	-	-	-	-	135,634	(845)	134,789

Redeemable non-controlling interest	-	-	(25,000)	-	-	-	(25,000)

Balance, June 30, 2017	2,042,789	$510,696	$4,180,536	$19,429,736	$(171,410)	$(785,744)	$23,163,814

Net income (loss)*	-	-	-	421,701	-	(18,556)	403,145

Loss on marketable securities, net of tax	-	-	-	-	(284,483)	-	(284,483)

Foreign currency translation gain	-	-	-	-	74,694	23,883	98,577

Redeemable non-controlling interest	-	-	(8,550)	-	-	-	(8,550)

Balance, September 30, 2017	2,042,789	510,696	4,171,986	19,851,437	(381,199)	(780,417)	23,372,503

Net income (loss)*	-	-	-	(671,939)	-	16,514	(655,425)

Gain on marketable securities, net of tax	-	-	-	-	415,441	-	415,441

Foreign currency translation gain (loss)	-	-	-	-	40,863	(18,796)	22,067

Redeemable non-controlling interest	-	-	(8,550)	-	-	-	(8,550)

Reclassification due to the Tax Cuts and Jobs Act	-	-	-	(42,475)	42,475	-	-

Balance, December 31, 2017	2,042,789	$510,696	$4,163,436	$19,137,023	$117,580	$(782,699)	$23,146,036

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2018	2,043,607	$510,901	$4,171,869	$20,695,981	$(260,900)	$(874,767)	$24,243,084

Net income (loss)*	-	-	-	2,828,694	-	(46,259)	2,782,435

Adoption of ASU 2016-01	-	-	-	(106,341)	106,341	-	-

Foreign currency translation gain	-	-	-	-	30,508	17,152	47,660

Balance, June 30, 2018	2,043,607	510,901	4,171,869	23,418,334	(124,051)	(903,874)	27,073,179

Net income (loss)*	-	-	-	(1,321,185)	-	(42,190)	(1,363,375)

Exercise of stock options	1,682	421	17,341	-	-	-	17,762

Repurchase of common stock	(675)	(170)	(1,377)	(21,212)	-	-	(22,759)

Foreign currency translation gain	-	-	-	-	24,250	7,964	32,214

Unrealized gain on interest rate swaps, net of tax	-	-	-	-	29,124	-	29,124

Balance, September 30, 2018	2,044,614	511,152	4,187,833	22,075,937	(70,677)	(938,100)	25,766,145

Net loss*	-	-	-	(2,714,951)	-	(26,749)	(2,741,700)

Repurchase of common stock	(20,283)	(5,068)	1,377	(666,686)	-	-	(670,377)

Equity-based compensation	-	-	6,274	-	-	-	6,274

Foreign currency translation gain	-	-	-	-	113,843	6,633	120,476

Unrealized loss on interest rate swaps, net of tax	-	-	-	-	(163,450)	-	(163,450)

Balance, December 31, 2018	2,024,331	$506,084	$4,195,484	$18,694,300	$(120,284)	$(958,216)	$22,317,368

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

Effective April 1, 2018, the Company adopted the standard using the modified retrospective transition method. Results for reporting periods beginning after April 1, 2018 are presented according to ASU 2014-09 while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting policies. The Company applied the standard to all open contracts at the date of the initial application. The main area impacted by ASU 2014-09 includes the recognition of revenue with the Company’s Ground Equipment Sales segment transitioning from percentage of completion to point in time for its government contracts which is included in the product sales revenue stream. Additionally, certain repair service revenues which were previously recorded at a point-in-time upon completion of service are now recognized over-time. Due to the short-term nature of these contracts, over-time recognition does not result in a material difference from point-in-time recognition. The Company calculated the transition adjustment based on the open contracts at April 1, 2018 and concluded that there was an immaterial impact due to the adoption of ASC 606 and thus has not recorded an adjustment.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that amends the guidance on the classification and measurement of financial instruments (Subtopic 825-10). ASU 2016-01 became effective in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (“ASC”) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity securities were required to reclassify those amounts to beginning retained earnings in the year of adoption. The Company adopted the guidance within ASU 2016-01 as of April 1, 2018. As a result, the Company reclassified the beginning amount of accumulated other comprehensive income related to AFS securities to accumulated deficit and all changes in fair values of these securities are reflected in the Company’s consolidated statement of income (loss) for the period.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company adopted the guidance within ASU 2016-15 as of April 1, 2018. In addition, the Company elected the cumulative-earnings approach to account for distributions received from equity method investments. Under this approach, distributions are presumed to be returns on investment and classified as operating cash inflows. However, if the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed the entity’s cumulative equity in earnings, such excess is a return of capital and should be classified as cash inflows from investing activities. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one-line item of cash, cash equivalents, and restricted cash. Companies also must disclose the nature of the restrictions. ASU 2016-18 became effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company adopted the guidance within ASU 2016-18 as of April 1, 2018. The impact of ASU 2016-18 on the Company’s financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the statements of cash flows as previously presented in investing activities, as these balances are now included in the beginning and ending cash balances in the statements of cash flows; and (2) included within Note 4 is a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows. The Company continued to hold restricted cash as of December 31, 2018.

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

In August 2017, the FASB issued ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which provides guidance on hedge accounting for both financial and commodity risks. The provisions in this standard create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The standard became effective for public companies for fiscal years beginning after December 15, 2018. The Company adopted the guidance early as permitted and designated both interest rate swaps as effective hedging arrangements as of August 1, 2018. As a result, all changes in the fair value of the derivatives subsequent to August 1, 2018 are now reflected in the accumulated other comprehensive loss.

In February 2018, the FASB amended the Financial Instruments Topic of the Accounting Standards Codification. The amendments clarify certain aspects of the guidance issued in ASU 2016-01, including the measurement of equity securities without a readily determinable fair value, forward contracts and purchased options and presentation of certain fair value option liabilities. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company adopted the new standards as of December 31, 2018. Adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as amended by multiple standards updates. The new standard provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.

The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. Topic 842 permits two transition methods: (1) a modified retrospective transition method requiring retrospective adjustment of each comparative presented with an adjusting entry at the beginning of the earliest comparative period presented and (2) a modified retrospective approach with no restatement of prior periods and an adjusting entry as of the effective date. Under both transition methods, entities may elect certain transition practical expedients that would be required to be applied to all leases. We expect to elect the package of three practical expedients to permit an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.

The Company will adopt the standard in the fiscal year beginning April 1, 2019 and expects to adopt using the modified retrospective transition method that does not require retrospective adjustment of the comparative periods. The Company has engaged third party advisors to assist with the implementation. The Company is currently in the process of reviewing existing leases to determine the impact of the adoption of the standard on its consolidated financial statements. We expect to complete the project during the fourth quarter. The Company does not expect the standard to have a material effect on its statement of operations or statement of cash flows.

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

In August 2018, the FASB amended the Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement Topic of the Accounting Standards Codification. The amendment is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendment includes different transition requirements based on the disclosure topic. Changes to disclosure requirements for unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other required disclosure changes should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating but has not yet concluded how the new standard will impact the consolidated financial statements.

In August 2018, the FASB amended the Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract Topic of the Accounting Standards Codification. The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in the update is permitted, including adoption in any interim period, for all entities. The amendments in the update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating but has not yet concluded how the new standard will impact the consolidated financial statements.

In October 2018, the FASB updated the Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities of the Accounting Standards Codification. The amendments in this update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall. Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating but has not yet concluded how the new standard will impact the consolidated financial statements.

2.	Revenue Recognition

Substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less, as a result, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations.

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

The terms and conditions of the customer purchase orders or contracts are dictated by either the Company’s standard terms and conditions or by a master service agreement or by the contract.

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

For repair-type services, the Company records revenue over-time based on an input method of costs incurred to total estimated costs. The Company believes this is appropriate as the Company is enhancing an asset that the customer controls as repair work, such as labor hours are incurred, and parts installed, is being performed. The vast majority of repair-services are short term in nature and are typically billed upon completion of the service.

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

In addition to the above type of revenues, the Company also has Leasing Revenue, which is in scope under Topic 840 (Leases) and out of scope under Topic 606 and Other Revenues (Freight, Management Fees, etc.) which are immaterial for disclosure under Topic 606. In the current quarter, the Company also generated revenue from sale of assets on lease. Proceeds from this sale has been reflected within the cash flows from investing activities on the Company’s consolidated statements of cash flows.

The following table summarizes disaggregated revenues by type:

	Three Months Ended	Nine Months Ended
	12/31/2018	12/31/2018
Product Sales
Air Cargo	$5,694,323	$16,217,414
Ground equipment sales	15,902,261	34,518,840
Ground support services	2,134,079	6,850,344
Commercial jet engines and parts	15,957,039	48,365,760
Printing equipment and maintenance	88,008	496,888
Corporate and other	-	-
Support Services
Air Cargo	12,163,579	36,245,505
Ground equipment sales	260,465	509,174
Ground support services	5,985,291	18,770,908
Commercial jet engines and parts	1,308,769	3,601,924
Printing equipment and maintenance	13,208	33,159
Corporate and other	44,241	60,716
Leasing Revenue
Air Cargo	-	-
Ground equipment sales	15,357	61,716
Ground support services	-	-
Commercial jet engines and parts	3,663,501	6,690,873
Printing equipment and maintenance	-	-
Corporate and other	49,051	121,301
Other
Air Cargo	10,290	110,530
Ground equipment sales	100,275	412,205
Ground support services	17,096	36,890
Commercial jet engines and parts	60,779	294,499
Printing equipment and maintenance	3,765	13,701
Corporate and other	151,294	418,570

Total	$63,622,671	$173,830,917

The following table summarizes total revenues by segment:

	Three Months Ended	Nine Months Ended
	12/31/2018	12/31/2018
Air Cargo	$17,868,191	$52,573,448
Ground equipment sales	16,278,359	35,501,936
Ground support services	8,136,465	25,658,143
Printing equipment and maintenance	104,981	543,749
Commercial jet engines and parts	20,990,088	58,953,055
Corporate and other	244,587	600,587

Total	$63,622,671	$173,830,917

See Note 15 for the Company's disaggregated revenues by geographic region and Note 16 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances and Costs

The Company does not have material contract assets, liabilities or costs associated with arrangements with its customers at December 31, 2018.

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

Acquisition of Worthington Aviation Parts, Inc.

On May 4, 2018, Air T, Inc. completed the acquisition (the “Transaction”) of substantially all of the assets and assumed certain liabilities of Worthington Aviation Parts, Inc. (“Worthington”), pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated as of April 6, 2018, by and among the Company, Worthington, and Churchill Industries, Inc., as guarantor of Worthington’s obligations as disclosed in the Purchase Agreement.

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

The Transaction was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of May 4, 2018, with the excess of fair value of net assets acquired recorded as a bargain purchase gain. A bargain purchase gain has been recognized by the Company due to Worthington being sold in a distressed sale, resulting in the fair value of net assets acquired exceeding consideration paid. The most significant asset acquired was Worthington’s inventory. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of May 4, 2018:

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

As of December 31, 2018, the purchase price allocation is considered preliminary. The Company’s initial accounting for this acquisition is incomplete as of the date of this report. Therefore, as permitted by applicable accounting guidance, the foregoing amounts are provisional. All relevant facts and circumstances are still being considered by management prior to finalization of the purchase price allocation.

The transaction resulted in a bargain purchase gain because Worthington needed access to additional capital to maintain its operations. The seller engaged in a formal bidding process and determined Air T was the best option for Worthington. The tax impact related to the bargain purchase gain was to record a deferred tax liability and record tax expense against the bargain purchase gain of approximately $589,000.  The resulting net bargain purchase gain after taxes was approximately $1,983,000. Total transaction costs incurred in connection with this acquisition were approximately $83,000.

The following table sets forth the revenue and expenses of Worthington, prior to intercompany eliminations, that are included in the Company’s condensed consolidated statement of income (loss) for the nine months ended December 31, 2018:

Income Statement
Post-Acquisition

Revenue	$10,862,711
Cost of Sales	7,488,271
Operating Expenses	3,191,464
Operating Income	182,976
Non-operating Income	1,872,422
Net Income	$2,055,398

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and nine-month periods ended December 31, 2018 and 2017 present consolidated information of the Company as if the acquisition of Worthington had occurred as of April 1, 2017:

	Pro-Forma Three	Pro-Forma Three
	Months Ended	Months Ended
	December 31, 2018	December 31, 2017
Revenue	$63,622,671	$47,766,896
Operating income	1,475,766	370,126
Net loss attributable to Air T, Inc. stockholders	(2,703,696)	(879,401)
Basic loss per share	(1.32)	(0.43)
Dilutive loss per share	$(1.32)	$(0.43)

	Pro-Forma Nine	Pro-Forma Nine
	Months Ended	Months Ended
	December 31, 2018	December 31, 2017
Revenue	$175,274,787	$152,522,914
Operating income	2,255,200	2,468,420
Net income (loss) attributable to Air T, Inc. stockholders	(3,324,515)	2,024,964
Basic income (loss) per share	(1.63)	0.99
Dilutive income (loss) per share	$(1.63)	$0.99

The unaudited pro forma consolidated results for the three and nine-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Worthington and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The pro forma nine months ended December 31, 2018 exclude the bargain purchase gain recognized in connection with the acquisition as that gain is included in the pro-forma nine months ended December 31, 2017. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on April 1, 2017.

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

On July 31, 2018, the Company purchased 100% of the outstanding common units of Ambry Hill Technologies, LLC. (“AHT”) for $50,000. AHT offers the aviation business community technology to help manage high volumes of request for quotes for aircraft part purchases. Subsequent to the acquisition, AHT is accounted for as a wholly-owned subsidiary of the Company.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	December 31, 2018	March 31, 2018

Cash and cash equivalents	$2,729,250	$4,803,238
Restricted cash	907,488	269,659
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,636,738	$5,072,897

5.	Cash Surrender Value of Life Insurance

The Company is the beneficiary of corporate-owned life insurance policies on certain former employees with a net cash surrender value of approximately $562,000 and $2,357,000 at December 31, 2018 and March 31, 2018, respectively.

In September 2018, the Company received proceeds of $1.9 million through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at December 31, 2018.

6.	Income Taxes

During the nine-month period ended December 31, 2018, the Company recorded $168,000 in income tax expense at an effective rate of (57.2%).  The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the nine-month period ended December 31, 2018 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC as well as an increase in the valuation allowance, a portion of which is recorded as a discrete item not included in the estimated annual effective tax rate.  The increase in the valuation allowance is primarily due to unrealized losses on investments as well as losses incurred by Delphax Solutions, Inc. During the nine-month period ended December 31, 2017, the Company recorded $595,000 in income tax expense at an effective tax rate of 37.45%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the nine-month period ended December 31, 2017 were the change in the valuation allowance relating to the other than temporary impairment of available for sale securities included in the pretax activity in the period, the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the federal domestic production activities deduction, the change in the valuation allowance related to the activity of Delphax, and state income tax expense.  As a result of tax reform, the rate was also impacted by the recognition of the minimum tax credit carryforward and the expense relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

7.	Net Earnings Per Share

Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. There were 5,251 anti-dilutive securities as of December 31, 2018. The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$(2,714,949)	$(671,939)	$(1,207,441)	$718,151
Income (Loss) Per Share:
Basic	$(1.34)	$(0.33)	$(0.59)	$0.35
Diluted	$(1.34)	$(0.33)	$(0.59)	$0.35
Weighted Average Shares Outstanding:
Basic	2,028,194	2,042,789	2,038,523	2,042,789
Diluted	2,028,194	2,042,789	2,038,523	2,047,547

8.	Investments in Securities

The Company adopted ASU 2016-01 as of April 1, 2018. As a result of adoption of this guidance, the Company now recognizes changes in fair value of these securities in the Consolidated Statement of Income (Loss).

At December 31, 2018, the Company had a gross unrealized gain aggregating to $73,000 and gross unrealized losses aggregating to $882,000, which are included in the Consolidated Statement of Income (Loss).

All investments in marketable securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

In June 2018, the Company invested $2,000,000 in a quota share reinsurance program in the form of participating notes. The investment period is three years; subject to early redemption if applicable. Due to an accumulation of severe and costly wildfires, tropical storms and earthquakes that took place globally in the second half of 2018, the underlying contracts of our investment were adversely affected. As such, the investment was deemed worthless as of December 31, 2018 and the Company recorded an impairment of $2,000,000 during the quarter.

9.	Equity Method Investments

The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. At December 31, 2018, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 30% of the outstanding shares for a total net investment basis of approximately $5,065,000. For the quarter ended December 31, 2018, the Company recorded approximately $190,000 as its share of Insignia’s net income for the three months ended September 30, 2018 along with a basis difference adjustment of approximately $24,000. Summarized unaudited financial information for the nine months ended September 30, 2018 and September 30, 2017 are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue	$25,119,000	$18,339,000
Gross Profit	9,314,000	4,870,000
Operating income (loss)	1,331,000	(1,861,000)
Net income (loss)	993,000	(1,274,000)
Net income attributable to Air T, Inc. stockholders	$202,664	$-

The Company’s investment in The Fence Store LLC (“TFS”) is also accounted for under the equity method of accounting. The Company’s net investment basis is approximately $601,000 at December 31, 2018. For the quarter ended December 31, 2018, the Company recorded approximately $35,000 as its share of TFS’s net income. Summarized unaudited financial information for the nine months ended December 31, 2018 and December 31, 2017 are as follows:

	Nine Months Ended	Nine Months Ended
	December 31, 2018	12/31/2017*
Revenue	$7,893,896	$6,498,938
Gross Profit	2,831,958	2,455,015
Operating income	768,724	778,628
Net income	690,449	493,883
Net income attributable to Air T, Inc. stockholders	$168,006	$119,363

* Amounts represent results since The Fence Store's inception in May, 2017

10.	Inventories

Inventories consisted of the following:

	December 31, 2018	March 31, 2018
Ground support service parts	$2,554,867	$2,489,433
Ground equipment manufacturing:
Raw materials	3,030,632	3,198,939
Work in process	1,158,533	20,089
Finished goods	1,429,662	1,768,897
Printing equipment and maintenance
Raw materials	322,759	747,778
Finished goods	1,036,506	553,847
Commercial jet engines and parts	30,052,954	25,452,022
Total inventories	$39,585,915	$34,231,005

11.	Employee and Non-employee Stock Options

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

No options were granted under Air T, Inc.’s stock option plan during the three and nine-month periods ended December 31, 2018 and 2017. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the three and nine-month periods ended December 31, 2018 and 2017, respectively. At December 31, 2018, there was no unrecognized compensation expense related to the Air T Inc. stock options.

No options were granted or exercised during the three and nine-month periods ended December 31, 2018 and 2017 under any of Delphax’s stock option plans.

12.	Financing Arrangements

Borrowings of the Company and its subsidiaries are summarized below at December 31, 2018 and March 31, 2018, respectively. AirCo, Contrail Aviation (“Contrail”) and Worthington are subsidiaries of the Company in the commercial jet engines and parts segment.

	December 31, 2018	March 31, 2018	Maturity Date

Revolver	$10,553,502	$-	November 30, 2019
Term Note A	9,000,000	9,750,000	January 1, 2028
Term Note B	4,500,000	4,875,000	January 1, 2028
Term Note D	1,624,000	1,674,400	January 1, 2028
Air T Debt	25,677,502	16,299,400

Revolver	4,550,000	5,000,000	February 21, 2019
Term Loan	450,000	2,404,775	March 26, 2019
AirCo Debt	5,000,000	7,404,775

Revolver	6,575,895	14,826,062	May 5, 2019
Term Loan	8,999,502	9,920,000	January 26, 2021
Term Loan	17,000,000	-	September 14, 2021
Contrail Debt	32,575,397	24,746,062

Term Loan	3,252,463	-	November 30, 2019
MB&T - Revolver	650,000	-	November 30, 2019
Worthington Debt	3,902,463	-

Total Debt	67,155,362	48,450,238

Less: Unamortized Debt Issuance Costs	(356,246)	(365,288)
Total Debt, net	$66,799,116	$48,084,950

At December 31, 2018, our contractual financing obligations, including payments due by period, are as follows:

Due by	Amount
December 31, 2019	$33,437,246
December 31, 2020	8,730,834
December 31, 2021	14,564,883
December 31, 2022	1,567,200
December 31, 2023	1,567,200
Thereafter	7,288,000
67,155,362
Less: Unamortized Debt Issuance Costs	(356,246)
$66,799,116

Refer to the Company’s Form 10-K for the year ended March 31, 2018 for a detailed explanation of existing financing arrangements.

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Air T Term Note A and Term Note D). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt to provide a fixed rate of 4.56% and 5.09%, respectively, on Term Notes A and D. The swaps mature in January 2028.

As of August 1, 2018, these swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815-30. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedge transaction affects earnings. As of December 31, 2018 and March 31, 2018, the fair value of the interest-rate swap contracts was a liability of $96,000 and $66,706, respectively, which is included within other non-current liabilities in the consolidated balance sheets. During the nine-months ended December 31, 2018, the Company recorded a gain of approximately $145,000 in the consolidated statement of income (loss) due to the changes in the fair value of the instruments prior to the designation and qualification of these instruments as effective hedges. After the interest rate swaps were deemed effective hedges, the Company recorded a loss of approximately $134,000, net of tax, in the consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.

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

The Company concluded that its investments in Delphax’s equity and debt, and its investment in the Delphax warrant, each constituted a variable interest. In addition, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. The Company consolidated Delphax in its consolidated financial statements beginning on that date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$58,511	$241,430
Accounts receivable, net	43,844	316,542
Other current assets	58,516	72,269
Total current assets	160,871	630,241
Other tax receivables-long-term	311,000	311,000
Total assets	$471,871	$941,241

LIABILITIES
Current liabilities:
Accounts payable	$2,163,424	$2,145,847
Income tax payable	-	11,312
Accrued expenses	3,127,229	3,244,514
Short-term debt	1,678,632	1,788,285
Total current liabilities	6,969,285	7,189,958
Long-term debt	-	-
Other long-term liabilities	-	-
Total liabilities	$6,969,285	$7,189,958

Net Liabilities	$(6,497,414)	$(6,248,717)

The short-term debt is comprised of amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of December 31, 2018, the outstanding principal amount of the Senior Subordinated Note was approximately $550,000 ($900,000 as of March 31, 2018) and there were no borrowings under the Delphax Senior Credit Agreement. Short-term debt as reflected in the above table includes approximately $1,123,000 and $888,000 of accrued interest, due to the Company from Delphax Technologies, Inc. under the Senior Subordinated Note as of December 31, 2018 and March 31, 2018. As a result of the foreclosure completed by the Company on August 10, 2017, the amount secured by the Delphax Senior Credit Agreement was satisfied.

The assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its subsidiaries.

Upon petition by the Company, on August 8, 2017 the Ontario Superior Court of Justice in Bankruptcy and Insolvency adjudged Delphax Canada to be bankrupt. As a result, Delphax Canada ceased to have capacity to deal with its property, which then vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. As of December 31, 2018, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

The intercompany balances under the Delphax Senior Subordinated Note as of December 31, 2018 are eliminated in the presentation of the consolidated financial statements.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through December 31, 2018. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Delphax warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.

As a result of the application of the above-described attribution methodology, for the quarters ended December 31, 2018 and December 31, 2017 the attribution of Delphax losses to non-controlling interests was 33% and 0%, respectively.

The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income (loss) for the nine months ended December 31, 2018 and 2017.

	Nine Months Ended December 31,
	2018	2017

Operating Revenues	$-	$5,324,763

Operating Expenses:
Cost of sales	-	2,860,159
General and administrative	215,860	1,213,885
Research and development	-	195,653
Depreciation, amortization and impairment	-	8,007
	215,860	4,277,704

Operating Income (Loss)	(215,860)	1,047,059

Non-operating Expenses, net	(133,225)	(540,076)

Income (Loss) Before Income Taxes	(349,085)	506,983

Income Taxes	-	-

Net Income (Loss)	$(349,085)	$506,983

Unconsolidated Variable Interest Entities and Other Entities

As discussed in Note 3, BCCM Advisors holds equity interests in certain investment funds as of March 31, 2018 and December 31, 2018. The Company determined that the equity interests it holds as the general partner in the following funds are variable interests based on the applicable GAAP guidance: Blue Clay Capital Partners CO I LP, Blue Clay Capital Partners CO III LP, Blue Clay Capital SMid-Cap LO LP and AO Partners II LP. However, the Company further determined that these funds should not be consolidated as BCCM Advisors is not the primary beneficiary of these variable interest entities. The Company determined that its equity interest in the Blue Clay Capital Master Fund Ltd. is not a variable interest and should not be consolidated based on the applicable GAAP guidance. The Company’s total investment within these investment funds at December 31, 2018 is valued at approximately $279,000. The Company’s exposure to loss is limited to its initial investment.

14.	Share Repurchase

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the nine months ended December 31, 2018, the Company repurchased 20,958 shares at an aggregate cost of $693,136. These shares are reflected as retired as of December 31, 2018 in accordance with the intent of the authorized share repurchase program. The Company has reduced common stock and retained earnings to reflect the retirement of those shares.

15.	Geographical information

Total property and equipment, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
United States	$5,042,114	$5,209,831
Foreign	26,783,178	15,063,340
Total property and equipment, net	$31,825,292	$20,273,171

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at December 31, 2018. The net book value located within each individual country at December 31, 2018 and March 31, 2018 is listed below:

	December 31, 2018	March 31, 2018
Australia	$5,186	$-
United Kingdom	475	-
Canada	15,104	-
Mexico	3,098,683	4,352,257
Romania	-	3,626,136
Netherlands	5,839,089	7,084,947
China	17,824,641	-
Total property and equipment, net	$26,783,178	$15,063,340

Total revenue, in and outside the United States is summarized in the following table for the nine-months ended December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
United States	$160,411,098	$127,425,254
Foreign	13,419,819	13,634,855
Total revenue	$173,830,917	$141,060,109

16.	Segment Information

The Company has six business segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts segment, printing equipment and maintenance and corporate and other. Segment data is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating Revenues by Segment:
Overnight Air Cargo	$17,868,191	$18,028,688	$52,573,449	$52,851,936
Ground Equipment Sales:
Domestic	13,022,309	11,877,589	29,383,863	32,200,847
International	3,246,993	1,045,318	6,118,073	2,187,825
Total Ground Equipment Sales	16,269,302	12,922,907	35,501,936	34,388,672
Ground Support Services	8,136,465	8,651,138	25,658,143	26,565,537
Printing Equipment and Maintenance
Domestic	80,056	905,859	273,782	2,630,169
International	24,925	-	269,967	2,709,993
Total Printing Equipment and Maintenance	104,980	905,859	543,748	5,340,162
Commercial Jet Engines and Parts:
Domestic	9,903,990	2,580,659	37,563,259	13,044,059
International	11,086,098	1,349,852	21,389,795	8,737,037
Total Commercial Jet Engines and Parts	20,990,088	3,930,511	58,953,054	21,781,096
Corporate and other	235,898	81,821	600,587	152,384
Intercompany	17,746	(19,677)	-	(19,676)
Total	$63,622,671	$44,501,246	$173,830,917	$141,060,109

Operating Income (Loss):
Overnight Air Cargo	$69,272	$996,819	$1,323,834	$2,709,991
Ground Equipment Sales	1,172,651	1,084,303	2,263,708	2,415,527
Ground Support Services	(397,856)	(114,064)	(1,228,063)	518,873
Printing Equipment and Maintenance	(352,316)	(1,030,228)	(1,006,685)	(538,414)
Commercial Jet Engines and Parts	2,449,158	(292,016)	6,237,311	468,623
Corporate and other	(1,479,425)	(90,806)	(5,145,119)	(2,332,368)
Intercompany	3,481	(2,327)	3,679	(2,327)
Total	$1,464,965	$551,680	$2,448,665	$3,239,906

Capital Expenditures:
Overnight Air Cargo	$(3,255)	$7,076	$31,201	$27,422
Ground Equipment Sales	22,165	206,603	318,485	208,861
Ground Support Services	52,935	70,241	113,435	213,525
Printing Equipment and Maintenance	-	19,926	-	28,417
Commercial Jet Engines and Parts	84,475	6,639,721	19,555,168	13,722,702
Corporate and other	30,317	44,462	141,557	1,046,317
Total	$186,636	$6,988,029	$20,159,845	$15,247,244

Depreciation, Amortization and Impairment:
Overnight Air Cargo	19,010	$27,161	$62,951	$88,305
Ground Equipment Sales	56,690	90,558	213,424	340,937
Ground Support Services	106,344	121,340	351,214	346,596
Printing Equipment and Maintenance	(22,884)	2,570	6,754	10,577
Commercial Jet Engines and Parts	1,915,833	430,366	4,469,895	627,480
Corporate and other	149,097	144,919	444,808	334,034
Intercompany	36,326	(1,324)	33,676	(3,974)
Total	$2,260,415	$815,590	$5,582,721	$1,743,955

17.	Commitments and Contingencies

Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned by Contrail Aviation Support, Inc. (the “Seller”) in July 2016. As part of this purchase, Contrail Aviation agreed to pay contingent additional deferred consideration of up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate. The Company established a liability with a present value of $2,900,000 in the initial allocation of purchase price. This is based on the expectation that the earn-out will be paid at the maximum level. The Company has paid $2,500,000 of contingent consideration as of December 31, 2018 and the remaining liability of $480,000, which includes a current portion of $24,000 and a non-current portion of $456,000, is included in the “Accrued expenses” and “Other non-current liabilities”, respectively, in the consolidated balance sheet at December 31, 2018.

Contrail Aviation entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”). The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying consolidated balance sheets.

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

We currently operate in six industry segments:

•	Overnight air cargo, which operates in the air express delivery services industry;

•	Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;

•	Ground support services, which provide ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers across the United States;

•

Commercial jet engine and airframe asset management and logistics, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies;

•	Printing equipment and maintenance, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and

•	Corporate and other, which acts as the capital allocator and resource for other segments.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Third Quarter Fiscal 2019 Compared to Third Quarter Fiscal 2018

Consolidated revenue increased by $19,122,000 (43%) to $63,623,000 for the three-month period ended December 31, 2018 compared to the same quarter in the prior fiscal year.

Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2018 compared to the same quarter in the prior fiscal year:

	Three Months Ended December 31,		Change
	2018	2017

Overnight Air Cargo	$17,868	$18,029	$(160)	-1%
Ground Equipment Sales	16,278	12,911	3,367	26%
Ground Support Services	8,136	8,643	(507)	-6%
Commercial Jet Engines and Parts	20,990	3,929	17,061	434%
Printing Equipment and Maintenance	105	906	(801)	-88%
Corporate and other	245	82	163	199%
	$63,623	$44,501	$19,122	43%

Revenues from the air cargo segment decreased by $160,000 (1%) compared to the third quarter of the prior fiscal year. The decrease was principally attributable to decreased billable maintenance hours with FedEx.

The ground equipment sales segment contributed approximately $16,278,000 and $12,911,000 to the Company’s revenues for the three-month periods ended December 31, 2018 and 2017 respectively, representing a $3,367,000 (26%) increase in the current quarter primarily driven by an increase in sales of deicer and catering trucks. At December 31, 2018, the ground equipment sales segment’s order backlog was $18.3 million as compared to $17.9 million at December 31, 2017.

The ground support services segment contributed approximately $8,136,000 and $8,643,000 to the Company’s revenues for the three-month periods ended December 31, 2018 and 2017, respectively, representing a $507,000 (6%) decrease in the current quarter principally due to the closure of two airport locations during the three month period ended December 31, 2018.

The commercial jet engines and parts segment contributed $20,990,000 of revenues in the quarter ended December 31, 2018 compared to $3,929,000 in the comparable prior quarter which is an increase of $17,061,000 (434%). The primary driver of the increase in revenues was Contrail experiencing record levels of sales driven by the sale of two engines totaling $8,900,000 during the quarter ended December 31, 2018 and the acquisition of Worthington in May 2018 which contributed revenues of approximately $3,710,000 during the quarter ended December 31, 2018.

Revenues from the printing equipment and maintenance segment declined $801,000 (88%) compared to the comparable prior quarter as this segment is in the process of upgrading its printer products. Sales of the new printers are expected to commence in fiscal year 2020.

Revenues from the corporate and other segment increased $163,000 compared to the comparable prior quarter principally attributable to the acquisition of BCCM and AHT.

Following is a table detailing operating income (loss) by segment during the three months ended December 31, 2018 compared to the same quarter in the prior fiscal year:

	Three Months Ended December 31,		Change
	2018	2017

Overnight Air Cargo	$73	$997	$(924)	-93%
Ground Equipment Sales	1,175	1,084	92	9%
Ground Support Services	(400)	(115)	(285)	-248%
Commercial Jet Engines and Parts	2,449	(294)	2,742	n/m
Printing Equipment and Maintenance	(353)	(1,029)	676	66%
Corporate and other	(1,479)	(91)	(1,389)	-1534%
	$1,465	$552	$913	166%

Consolidated operating income for the quarter ended December 31, 2018 was $1,465,000, an increase of $913,000 from operating income of $552,000 for the comparable quarter of the prior year.

Operating income for the air cargo segment decreased by $924,000 (93%) due primarily to higher operating costs not passed through to the customer (mainly increased flight crew costs to meet operational requirements), decreased billable maintenance hours with FedEx and higher general and administrative costs.

The ground equipment sales segment operating income increased by $92,000 (9%) to $1,175,000. This increase was primarily attributable to the increased sales volume of deicer and catering trucks.

The operating loss for the ground support services segment increased by $285,000 (248%) to ($400,000) for the current-year quarter compared to ($115,000) in the prior-year quarter due to continuing lease costs of the two closed locations, higher medical costs and increased general and administrative costs.

Operating results of the commercial jet engines and parts segment increased to operating income of $2,449,000 in the current-year quarter compared to an operating loss of ($294,000) in the prior-year quarter. The change was primarily attributable to the record level of sales.

The operating loss in the printing equipment and maintenance segment declined to $353,000 in the current-year quarter from $1,029,000 in the prior-year quarter primarily attributable to the bankruptcy of Delphax Canada in the prior period.

The operating loss in the corporate and other segment increased to ($1,479,000) from ($91,000). For purposes of segment reporting, corporate and other reflected the $1.2 million foreclosed inventory surplus as a result of the bankruptcy of Delphax Canada. The $1.2 million was eliminated in consolidation. The resulting operating loss in the corporate and other segment in the current year’s quarter is primarily attributable to increased headcount and significant professional fees.

Operating expenses increased by $18,208,000 (41%) to $62,158,000 in the current year quarter compared to the equivalent prior year period. The increase in operating expenses was primarily driven by the commercial jet engines and parts segment which experienced an increase of $14,318,403 (339%) principally due to the increased costs related to Contrail’s record sales and the acquisition of Worthington.

The ground equipment sales segment operating costs increased by $3,258,000 (28%) due to the impact of increased sales.

Operating expenses from the printing equipment and maintenance segment decreased by $1,479,000 (76%) due to the bankruptcy of Delphax Canada in prior period.

The Company had net non-operating expense of $3,608,000 for the quarter ended December 31, 2018, an increase of $2,282,000 (172%) from $1,326,000 in the prior-year quarter, principally due to increases in an impairment on investments of $1,211,000, interest expense of $648,000, and $637,000 in other investment losses. The increase in impairment was primarily due to a $2,000,000 impairment of an investment in reinsurance contracts. The additional interest expense was the result of increased borrowings.

Pretax loss for the three-month period ended December 31, 2018 was $2,143,000 a decline of $1,368,000 compared to the prior year comparable period, which was attributable to the increased non-operating loss offset by the improvement in operating income detailed above.

During the three-month period ended December 31, 2018, the Company recorded $174,000 in income tax expense at an effective rate of (8.12%).  The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the three-month period ended December 31, 2018 were the state income tax expense and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC as well as an increase in the valuation allowance, a portion of which is recorded as a discrete item not included in the estimated annual effective tax rate.  The increase in the valuation allowance is primarily due to unrealized losses on investments as well as losses incurred by Delphax Solutions, Inc. During the three-month period ended December 31, 2017, the Company recorded a tax benefit of $60,000 at an effective tax rate of 7.75%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the three-month period ended December 31, 2017 were the change in the valuation allowance relating to the other than temporary impairment of available for sale securities included in the pretax activity in the period, the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the federal domestic production activities deduction, the change in the valuation allowance related to the activity of Delphax, and state income tax expense.  As a result of tax reform, the rate was also impacted by the recognition of the minimum tax credit carryforward and the expense relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

First Nine Months of Fiscal 2019 Compared to First Nine Months of Fiscal 2018

Following is a table detailing revenue by segment, net of intercompany during the nine months ended in Fiscal 2019 and Fiscal 2018:

(Dollars in thousands)
	Nine Months Ended December 31,		Change
	2018	2017

Overnight Air Cargo	$52,573	$52,852	$(279)	-
Ground Equipment Sales	35,502	34,377	1,125	3%
Ground Support Services	25,658	26,558	(900)	-3%
Commercial Jet Engines and Parts	58,953	21,781	37,172	171%
Printing Equipment and Maintenance	544	5,340	(4,796)	-90%
Corporate and other	601	152	449	295%
	$173,831	$141,060	$32,771	23%

Revenues from the air cargo segment decreased by $279,000 compared to the first nine months of the prior fiscal year from $52,573,000 to $52,852,000 due to lower billable maintenance hours with FedEx.

The ground equipment sales segment contributed approximately $35,502,000 and $34,377,000 to the Company’s revenues for the nine-month periods ended December 31, 2018 and 2017 respectively, representing a $1,125,000 (3%) increase in the current period which was principally attributable to a slight increase in sales volume of commercial deicers.

The ground support services segment contributed approximately $25,658,000 and $26,558,000 to the Company’s revenues for the nine-month periods ended December 31, 2018 and 2017, respectively, representing a $900,000 (3%) decrease in the current period principally due to the closure of two airport locations.

The commercial jet engines and parts segment contributed $58,953,000 of revenues in the nine-months ended December 31, 2018 compared to $21,781,000 in the nine-months ended December 31, 2017. The increase of $37,172,000 was primarily due to Contrail experiencing record levels of sales driven by the sale of six engines totaling $26,250,000 in addition to the acquisition of Worthington in May 2018, which contributed revenues of approximately $10,505,000 during the nine-months ended December 31, 2018.

Revenues from the printing equipment and maintenance segment declined by $4,796,000 (90%) compared to the first nine months of the prior fiscal year due to a lack of new printer sales in the current year.

Following is a table detailing operating income by segment, net of intercompany during the nine months ended in Fiscal 2019 and Fiscal 2018:

(Dollars in thousands)
	Nine Months Ended December 31,		Change
	2018	2017

Overnight Air Cargo	$1,328	$2,710	$(1,382)	-51%
Ground Equipment Sales	2,264	2,414	(150)	-6%
Ground Support Services	(1,228)	518	(1,746)	n/m
Commercial Jet Engines and Parts	6,237	469	5,768	1231%
Printing Equipment and Maintenance	(1,007)	(537)	(470)	-87%
Corporate and other	(5,145)	(2,334)	(2,811)	-120%
	$2,449	$3,240	$(791)	-24%

Consolidated operating income for the nine-months ended December 31, 2018 decreased by $791,000 (24%) to $2,449,000, compared to operating income of $3,240,000 for the same period of the prior year. Operating income for the air cargo segment decreased by $1,382,000 (51%) in the current period due primarily to higher operating costs not passed through to the customer (mainly increased flight crew costs to meet operational requirements), decreased maintenance billable hours with FedEx and higher general and administrative costs.

The ground equipment sales segment operating income decreased by $150,000 (6%) from $2,414,000 in the prior year comparable period to $2,264,000 in the current year period. This decrease was primarily attributable to lower gross margin due to the change in product mix and higher general and administrative expenses.

Operating income for the ground support services segment declined by $1,746,000 to an operating loss of $1,228,000 for the nine-month period in the current fiscal year compared to operating income of $518,000 in the prior year nine-month period. This decrease was primarily attributable to lower operating profit at the shop level and higher general and administrative costs.

Operating income of the commercial jet engines and parts segment improved by $5,768,000 to $6,237,000 from $469,000 in the prior year period due to Contrail having record levels of sales driven by the sale of six engines totaling $26.25 million.

The operating loss in the printing equipment and maintenance segment increased by $470,000 (87%) to $1,007,000 due to additional personnel costs due to increased headcount and contractor support.

The operating loss in the corporate and other segment increased to $5,145,000 from $2,334,000 in the prior-year quarter. The prior-year quarter included a benefit of $1.2 million for foreclosed inventory surplus as part of the Delphax bankruptcy. The operating loss in the current-year quarter is primarily attributable to increased headcount and significant professional fees.

Operating expenses increased by $33,562,000 (24%) to $171,382,000 in the first nine-months ended December 31, 2018 compared to the equivalent prior year period. The increase in operating expenses was primarily driven by the commercial jet engines and parts segment which increased $31,403,000 principally due to cost of sales related to the six engines sold, and the acquisition of Worthington in May 2018.

Operating expenses from the printing equipment and maintenance segment decreased by $4,328,000 due to the bankruptcy of Delphax Canada in prior period.

The Company had net non-operating expenses of $2,742,000 for the nine months ended December 31, 2018, an increase of $1,091,000 from $1,651,000 in the prior year period, principally due to an increase in interest expense of $1,597,000 and other investment losses of $747,000 offset by a bargain purchase acquisition gain of $1,983,000, net of tax, in connection with the acquisition of Worthington in May 2018. This bargain purchase gain exceeded prior year bargain purchase gain of $502,000, net of tax, in connection with the acquisition of AirCo in October 2017 by $1,482,000. In addition, there was an asset retirement obligation of $562,500 in prior year period that did not exist in current year period.

Pretax loss for the nine-month period ended December 31, 2018 was $294,000, a decline of $1,883,000 compared to the prior year comparable period where pretax income totaled $1,589,000. This decline is primarily due to the decrease in operating income and net non-operating loss discussed above.

During the nine-month period ended December 31, 2018, the Company recorded $168,000 in income tax expense at an effective rate of (57.2%).  The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the nine-month period ended December 31, 2018 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC as well as an increase in the valuation allowance, a portion of which is recorded as a discrete item not included in the estimated annual effective tax rate.  The increase in the valuation allowance is primarily due to unrealized losses on investments as well as losses incurred by Delphax Solutions, Inc. During the nine-month period ended December 31, 2017, the Company recorded $595,000 in income tax expense at an effective tax rate of 37.45%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the nine-month period ended December 31, 2017 were the change in the valuation allowance relating to the other than temporary impairment of available for sale securities included in the pretax activity in the period, the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the federal domestic production activities deduction, the change in the valuation allowance related to the activity of Delphax, and state income tax expense.  As a result of tax reform, the rate was also impacted by the recognition of the minimum tax credit carryforward and the expense relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the nine-months ended December 31, 2018.

Seasonality

The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are not susceptible to material seasonal trends.

Liquidity and Capital Resources

As of December 31, 2018, the Company held approximately $3,637,000 in cash and cash equivalents and restricted cash. The Company also held $135,000 in restricted investments held as statutory reserve of SAIC and the remaining $907,000 of restricted investments pledged to secure SAIC’s participation in certain reinsurance pools, and $71,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has approximately $8.2 million of marketable securities as of December 31, 2018.

As of December 31, 2018, the Company’s working capital amounted to $15,044,000, a decrease of $15,450,000 compared to March 31, 2018.

On November 20, 2018, the Company filed a registration statement with the SEC Registration No. 333-228485 for the issuance of 680,000 shares of Alpha Income Trust Preferred Securities (AITPS) as well as warrants to purchase an aggregate of 680,000 AITPS which will be issued to our shareholders as a dividend. Each warrant entitles the holder to purchase one AITPS for $24.00 per share, which price represents a $1.00 discount to the $25.00 face value of each AITPS. The registration statement has not been declared effective by the SEC and the AITPS and warrants have not been issued.

The revolving lines of credit at both Air T and Contrail have due dates or expire within the next twelve months, as does some term debts within various business units. We are currently seeking to refinance or extend the maturities of these obligations prior to the expiration dates; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend these obligations, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash requirements.

The Company’s Credit Agreement with MBT (the Air T debt in footnote 12 to the financial statements) includes several covenants that are measured once a year as of March 31, 2019, including but not limited to a negative covenant requiring a debt service coverage ratio of 1.25. The Company is working with its operating subsidiaries to assure compliance with the MBT covenants at March 31, 2019. However, there is no assurance that the Company will meet each covenant at March 31, 2019 and in such event the Company will work with MBT to seek a waiver and/or undertake other actions to avoid an event of non-compliance.

Cash Flows

Following is a table of changes in cash flow for the nine-month periods ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
	2018	2017

Net Cash Provided by Operating Activities	$1,275,000	$8,300,000
Net Cash Used in Investing Activities	(22,746,000)	(18,615,000)
Net Cash Provided by Financing Activities	19,921,000	15,533,000
Effect of foreign currency exchange rates on cash and cash equivalents	114,000	4,000

Net Increase/ (Decrease) in Cash and Cash Equivalents and Restricted Cash	$(1,436,000)	$5,222,000

Cash provided by operating activities was $1,275,000 for the nine-month period ended December 31, 2018 compared to the net cash provided by operating activities of $8,300,000 in prior year period. The primary drivers in cash provided by operating activities was the increase in inventory in the commercial jet engines and parts segment and an increase in accounts receivable.

Cash used in investing activities for the nine-month period ended December 31, 2018 was $22,746,000 compared to $18,615,000 in prior year period. The primary drivers in cash used in investing activities for the nine months ended December 31, 2018 was the $20,160,000 in capital expenditures which includes $19,560,000 of aircrafts on lease with Contrail, cash used in the acquisition of Worthington in May 2018 of $3,326,000, cash used for investments in marketable securities ($2,014,000) and in Oxbridge RE NS ($2,000,000).

Cash provided by financing activities for the nine-month period ended December 31, 2018 was $19,921,000 compared to cash provided by financing activities of $15,533,000 in the prior year period. The cash provided by financing activities was primarily driven by the $18,000,000 term loan that Contrail obtained to fund the acquisition of aircrafts, $2,953,000 net proceeds on lines of credit, $3,400,000 term loan to fund the acquisition of Worthington in May and $1,900,000 of proceeds obtained from a loan against the cash surrender of life insurance policies where the Company is the beneficiary. These proceeds were partially offset by payments on the Company’s existing term loans of $6,787,000 during the nine-months ended December 31, 2018.

Impact of Inflation

The Company believes that inflation has not had a material effect on its operations, because increased costs to date have generally been passed on to its customers. Under the terms of its overnight air cargo business contracts the major cost components of this business’ operations, consist principally of fuel, and certain other direct operating costs, and certain maintenance costs that are reimbursed by its customer. Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to various risks, including interest rate risk. As interest rates are projected to increase and can be volatile, the Company has designated a risk management policy which provides for the use of derivative instruments to provide protection against rising interest rates on variable rate debt.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2018. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

The Company issued the warrant under Brett Reynolds’ May 7, 2018 Employment Agreement on November 30, 2018. The warrant provides for the right to purchase 25,000 shares of common stock at $31.00 per share. The warrant was issued without registration in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	None.
(c)

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.

Purchases during the last fiscal quarter are described below:

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
Dates of	Total Number of	Average Price	Public Announced	Purchased Under the
Shares Purchased	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
October 1 - October 31, 2018	15,000	$33.55	15,675	734,325
November 1 - November 30, 2018	3,107	$33.02	18,782	731,218
December 1 - December 31, 2018	2,176	$28.29	20,958	729,042

Item 6. Exhibits

(a) Exhibits

No.	Description

10.1	Reynolds Warrant to Purchase Stock of Air T, Inc. issued November 30, 2018.

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: February 14, 2019
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brett Reynolds
Brett Reynolds, Chief Financial Officer