Form 10-K
period 2019-03-31
AIR T INC
filed 2019-06-28
CIK 353184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)	FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended	March 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission ﬁle number	001-35476

Air T, Inc.

(Exact name of registrant as speciﬁed in its charter)

Delaware	52-1206400
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identiﬁcation No.)

5930 Balsom Ridge Road, Denver, North Carolina	28037
(Address of principal executive ofﬁces)	(Zip Code)

Registrant’s telephone number, including area code	(828) 464-8741

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.25 per share	AIRT	The NASDAQ Stock Market

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to ﬁle reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler [ ]	Accelerated ﬁler [ ]

Non-accelerated ﬁler [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2018 based upon the closing price of the common stock on September 30, 2018 was approximately $34,166,000. As of May 31, 2019, 2,022,637 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2019 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Item 1.     Business.

Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power and compound the growth in its free cash flow per share over time.

We currently operate in six industry segments:

●	Overnight air cargo, which operates in the air express delivery services industry;

●	Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;

●	Ground support services, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers across the United States;

●

Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies;

●	Printing equipment and maintenance, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and

●	Corporate and other, which acts as the capital allocator and resource for other segments.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Certain financial data with respect to the Company’s segments and geographic areas is set forth in Notes 23 and 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T, Mountain Air Cargo, Inc. (“MAC”) and Air T Global Leasing, LLC (“ATGL”) is 5930 Balsom Ridge Road, Denver, North Carolina, the principal place of business of CSA Air, Inc. (“CSA”) is Iron Mountain, Michigan, the principal place of business for Global Ground Support, LLC (“GGS”) is Olathe, Kansas, the principal place of business for Global Aviation Services, LLC (“GAS”) is Eagan, Minnesota, the principal place of business of Delphax Technologies, Inc (“Delphax”) is Minneapolis, Minnesota, the principal place of business of Contrail Aviation Support, LLC (“Contrail Aviation”) is Verona, Wisconsin, the principal place of business of Airco, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC (Collectively, AirCo”) is Wichita, Kansas, the principal place of business of Jet Yard, LLC (“Jet Yard”) is Marana, Arizona, the principal place of business for BCCM Inc. (“BCCM”) is Minneapolis, Minnesota, the principal place of business of Worthington Aviation Parts, Inc. (“Worthington”) is Eagan, Minnesota, and the principal place of business of Ambry Hill Technologies, LLC (“AHT”) is Minneapolis, Minnesota. We maintain an Internet website at http://www.airt.net and our SEC filings may be accessed through links on our website. The information on our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.

Acquisitions.

AirCo.     On May 2, 2017 and June 1, 2017, our newly formed subsidiaries, AirCo, LLC and AirCo Services, LLC (collectively, “AirCo”) acquired the inventory and principal business assets, and assumed specified liabilities, of Aircraft Instrument and Radio Company, Incorporated, and Aircraft Instrument and Radio Services, Inc. (collectively, the “AirCo Sellers”). The acquired business, which is based in Wichita, Kansas, distributes and sells airplane and aviation parts and maintains a license under Part 145 of the regulations of the Federal Aviation Administration. The consideration paid for the acquired business was $2,400,000.

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

Blue Clay Capital Management, LLC. On December 15, 2017, BCCM, a newly-formed, wholly-owned subsidiary of the Company, completed the acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”). In connection with the transaction, BCCM acquired the assets of, and assumed certain liabilities of Blue Clay Capital. Blue Clay Capital, BCCM, BCCM Advisors, LLC (“BCCM Advisors”), wholly-owned subsidiaries of BCCM purchased the general partnership interests in certain investment funds previously managed by Blue Clay Capital for a purchase price equal to $227,000. Upon acquisition of each of the general partnership interests, BCCM Advisors was admitted as the general partner of each fund.

Worthington Aviation Parts, Inc. On May 4, 2018, Air T, Inc. completed the acquisition of substantially all of the assets and assumed certain liabilities of Worthington, pursuant to the Asset Purchase Agreement dated as of April 6, 2018, by and among the Company, Worthington, and Churchill Industries, Inc., as guarantor of Worthington’s obligations as disclosed in the Asset Purchase Agreement. Worthington is primarily engaged in the business of operating, distributing and selling airplane and aviation parts along with repair services. The Company agreed to acquire the assets and liabilities in exchange for payment to Worthington of $50,000 as earnest money upon execution of the Agreement and a cash payment of $3,300,000 upon closing.

Ambry Hill Technologies, LLC. On July 31, 2018, the Company purchased 100% of the outstanding common units of AHT for $50,000. AHT offers the aviation business community technology to help manage high volumes of request for quotes for aircraft part purchases. Subsequent to the acquisition, AHT is accounted for as a wholly-owned subsidiary of the Company.

Overnight Air Cargo.

MAC and CSA have a relationship with FedEx spanning over 35 years and represent two of seven companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx.

On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the aircrafts operated by MAC and CSA and replaced all prior dry-lease service contracts.  These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs.

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

As of March 31, 2019, MAC and CSA had an aggregate of 79 aircraft under its dry-lease agreements with FedEx.  Included within the 79 aircraft, 6 Cessna Caravan aircrafts are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.

Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 29% and 38% of the Company’s consolidated revenue for the fiscal years ended March 31, 2019 and 2018, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U.S. military.

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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2019:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-1996	Dry lease	61
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	9

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

MAC and CSA operate in a niche market within a highly competitive contract cargo carrier market. MAC and CSA are two of seven carriers that operate within the United States as FedEx feeder carriers. MAC and CSA are benchmarked against the other five FedEx feeders based on safety, reliability, compliance with federal, state and applicable foreign regulations, price and other service-related measurements. The Company believes accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described immediately above.

FedEx conducts periodic audits of MAC and CSA, and these audits are an integral part of the relationship between the carrier and FedEx. The audits test adherence to the dry-lease agreements and assess the carrier’s overall internal control environment, particularly as related to the processing of invoices of FedEx-reimbursable costs. The scope of these audits typically extends beyond simple validation of invoice data against the third-party supporting documentation. The audit teams generally investigate the operator’s processes and internal control procedures. The Company believes satisfactory audit results are critical to maintaining its relationship with FedEx. The audits conducted by FedEx are not designed to provide any assurance with respect to the Company’s consolidated financial statements, and investors, in evaluating the Company’s consolidated financial statements, should not rely in any way on any such examination of the Company or any of its subsidiaries.

The Company’s overnight air cargo operations are not materially seasonal.

Ground Equipment Sales.

GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2019, sales of deicing equipment accounted for approximately 76% of GGS’s revenues, compared to 77% in the prior fiscal year.

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

GGS’s mobile deicing equipment business has historically been seasonal, with revenues typically being lower in the fourth and first fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which expired in July 2014. On May 15, 2014, GGS was awarded a new contract to supply deicing trucks to the USAF. This contract expired on July 13, 2018.

Last year, GGS sold one deicer, the pre-production unit for the ER 2875 model deicer under this contract, to the USAF under the above contract during the fiscal year ended March 31, 2018 and the unit was accepted by the USAF. This year, GGS sold a total of 31 deicers under this contract including both GL 1800 and ER 2875 models, to the USAF under the above contract during the fiscal year ended March 31, 2019 and all of the units were accepted by the USAF. Also, during this year, GGS has completed and delivered additional delivery orders from the USAF for both GL 1800 and ER 2875 models during the first quarter of fiscal year 2020.

Ground Support Services.

GAS provides aircraft ground support equipment, fleet, and facility maintenance services. At March 31, 2019, GAS was providing ground support equipment, fleet, and facility maintenance services to more than 145 customers at approximately 85 North American airports.

Approximately 18% and 24%, respectively, of GAS’s revenues in the fiscal years ended March 31, 2019 and 2018, were derived from services under a contract with LSG SkyChefs. The LSG SkyChefs contract was renegotiated as of January 1, 2019 from a fixed rate contract to a time and materials contract. The new contract includes a 60-day termination clause for either party. In addition, approximately 23% of GAS’s revenues for the fiscal years ended March 31, 2019 and 2018, were derived from services under a contract with Delta Airlines. In December 2016, Delta awarded GAS a five-year contract at 28 locations in connection with their periodic request-for-proposal (RFP) process. Most significantly, GAS was awarded the maintenance of the baggage handling system and passenger boarding bridges for Delta’s hub operation at the Minneapolis-St. Paul airport. At March 31, 2019, GAS had over 130 technicians serving Delta in 40 locations.

GAS competes primarily on the basis of the quality, reliability and pricing of its services. The market for ground support equipment and airport facility maintenance services is highly competitive and directly related to the financial health of the aviation industry. GAS’s maintenance service business is not materially seasonal.

Commercial Aircraft, Engines and Parts.

Contrail Aviation Support and Jet Yard, added during fiscal year 2017, AirCo, formed in May 2017 to acquire the business of the AirCo Sellers, and Worthington, added in May 2018, comprise the commercial aircraft, engines and parts segment of the Company’s operations. Contrail Aviation Support is a commercial aircraft trading, leasing and parts solutions provider. Its primary focus revolves around the CFM International CFM56-3/-5/-7 engines and the International Aero Engines V2500A5 engine, which power the two most prevalent narrow body, single aisle aircraft that are currently flown commercially—the Boeing 737 Classic / 737 NG and the Airbus A320 family. Contrail Aviation Support acquires commercial aircraft, jet engines and components for the purposes of trading, leasing and disassembly/overhaul. Contrail Aviation holds an ASA-100 accreditation from the Aviation Suppliers Association. Contrail Aviation’s operations are housed in a 21,000 square-foot office and warehouse facility in Verona, Wisconsin that is leased from an entity owned by the Chief Executive Officer and the Chief Financial Officer of Contrail Aviation Support. As of March 31, 2019 and March 31, 2018, Contrail contributed approximately 38% and 15% of total consolidated revenue, respectively.

Jet Yard offers commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. The prevailing climate in this area of Arizona provides conditions conducive to long-term storage of aircraft. Jet Yard is registered to operate a repair station under Part 145 of the regulations of the FAA and it leases approximately 48.5 acres of land under a lease agreement with Pinal County, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the date it was acquired by the Company. The lease expires in May 2046 with an option to renew for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease provides for an initial annual rent of $27,000, which rental rate escalates based on a schedule in annual increments during the first seven years of the lease (at which time the annual rental rate would be $152,000) and increases by an additional five percent for each three-year period thereafter. Because the rental expense will be accounted for on a straight-line basis over the term of the lease, the rental expense in the initial years will exceed the corresponding cash payments. The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable, which includes, as the initial phase, the construction of a demolition pad to be completed by March 2017 and, as the final and most significant phase, the construction of an aircraft maintenance hangar large enough to house a Boeing B777-300 by the first quarter of 2021. The construction of the demolition pad specified under the lease has not been completed, and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises. As of the date of issuance, Pinal County is still working on the rezoning of Pinal Airpark, which prevents any tenant from construction on the Airpark.

AirCo operates an established business offering commercial aircraft parts sales, exchanges, procurement services, consignment programs and overhaul and repair services. Its repair station and support facility hold FAA and European Aviation Safety Agency certifications covering aircraft instrumentation, avionics and a range of accessories for civilian, military transport, regional/commuter and business/commercial jet and turboprop aircraft. Customers of AirCo include airlines and commercial aircraft leasing companies. AirCo operates at a 20,000 square-foot facility leased from a trust owned by 2 minority shareholders of the AirCo Seller. The trust is not involved in the conduct of AirCo business. The lease duration is one year with an option for AirCo to extend the lease up to four additional one-year periods at the same terms.

Worthington supplies spare parts, repair programs and aircraft maintenance services to the global aviation community. Worthington offers a globally networked infrastructure and 24/7 support, ensuring fast delivery of spare parts and service, with four locations strategically located in the United States, United Kingdom & Australia. In addition, Worthington provides composite aircraft structures, repair and support services. As a strategic resource for flight control, exhaust system and line replacement components, Worthington offers a wide array of services for complex operations.

Printing Equipment and Maintenance.

The Company determined that for accounting purposes, it had obtained control over Delphax in conjunction with the acquisition of the equity and debt interests on November 24, 2015 and has consolidated Delphax in Air T’s consolidated financial statements beginning on November 24, 2015. Delphax’s business has included the design, manufacture and sale of advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment, spare parts, supplies and consumable items have been manufactured, and maintenance and services have been provided by Delphax Canada Technologies Limited (“Delphax Canada”) and such products and services have been sold through Delphax, Delphax Canada and Delphax subsidiaries located in Canada, the United Kingdom and France. A significant portion of Delphax’s net sales has historically been related to service and support provided after the sale, including the sale of consumable items for installed printing systems. Delphax’s legacy consumables production business had been expected to generate cash flow while Delphax rolled-out its next generation elan® commercial inkjet printer.

Upon petition by the Company, on August 8, 2017 the Ontario Superior Court of Justice in Bankruptcy and Insolvency adjudged Delphax Canada to be bankrupt. As a result, Delphax Canada ceased to have capacity to deal with its property, which then vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. As of March 31, 2019, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

Air T has contributed certain of the assets acquired in foreclosure to a subsidiary, Delphax Solutions, Inc. (“Delphax Solutions”), which has contracted with Delphax to make available for purchase legacy parts and consumables, as well as to serve as a temporary fulfilment provider to Delphax for logistics and sales order processing. In addition, Delphax Solutions intends to pursue market success for the elan® printer system, as Delphax is no longer actively selling its product lines. Delphax Solutions has entered into an agreement with Delphax for a license of intellectual property and rights to the elan® printing system and technologies in return for royalties based on sales. Delphax Solutions intends to pursue sales of the elan® printing system and related product lines both directly and through qualified resellers and agents. As of March 31, 2019 and March 31, 2018, revenue for this segment was approximately $0.7 million and $6.1 million, respectively.

Backlog.

GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2019, GGS’s backlog of orders was $26.1 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2020. At March 31, 2018, GGS’s backlog of orders was $13.3 million. Backlog is not meaningful for the Company’s other business segments.

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

In March 2014, the Company formed SAIC, a captive insurance company licensed in Utah. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs (including the risk of loss of key customers and contacts, administrative actions and regulatory changes); and may from time to time underwrite third-party risk through certain reinsurance arrangements. SAIC is included in the Company’s consolidated financial statements.

Employees.

At March 31, 2019, the Company and its subsidiaries had 769 full-time and full-time-equivalent employees. None of the employees of the Company or any of its subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

Item 1A.     Risk Factors.

Risks Related to Our Dependence on Significant Customers

We are significantly dependent on our contractual relationship with FedEx Corporation, the loss of which would have a material adverse effect on our business, results of operations and financial position. In the fiscal year ended March 31, 2019, 29% of our consolidated operating revenues, and 99% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. While FedEx has been our customer since 1980 under similar terms, our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or it employs less than six employees. As of the date of issuance of this report, FedEx would be permitted to terminate each of the new dry-lease agreements under this provision. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Recent Adverse Developments. On April 19, 2019, FedEx informed the Company that a strategic realignment would occur in the Caribbean region. The change will affect service provided by Company’s wholly-owned subsidiary, Mountain Air Cargo, Inc. (“MAC”), in that region and pursuant to the planned realignment, MAC assets and services will be transferred to a new carrier. Details of the proposed realignment are still being determined, but MAC presently expects that the transfer will take approximately six (6) months to complete. MAC currently estimates that approximately eleven (11) aircraft will be transitioned to the new carrier. Up to $2,000,000 in revenue and $540,000 in net income are currently estimated to be involved, although these amounts are still uncertain.

Our dry-lease agreements with FedEx subject us to greater operating risks. Our dry-lease agreements with FedEx provide for the lease of specified aircraft by us in return for the payment of monthly rent with respect to each aircraft leased. The dry-lease agreements provide for the reimbursement by FedEx of our costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Under the dry-lease agreements, certain operational costs incurred by us in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are borne solely by us.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations. Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.  These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018.  These risks include but are not limited to the following:

●	Economic conditions in the global markets in which it operates;

●	Dependence on its strong reputation and value of its brand;

●	Potential disruption to operations resulting from a significant data breach or other disruption to FedEx’s technology infrastructure;

●	The price and availability of fuel;

●	Its ability to manage capital and its assets, including aircraft, to match shifting and future shipping volumes;

●	Intense competition from other providers of transportation and business services;

●	Changes in governmental regulations that may affect its business;

●	Its ability to operate, integrate, leverage and grow acquired businesses;

●	Adverse changes in regulations and interpretations and challenges to its tax positions relating to the Tax Cuts and Jobs Act;

●	Its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;

●	Disruptions or modifications in service by the United States Postal Service, a significant customer and vendor of FedEx;

●	The continued classification of owner-operators in its ground delivery business as independent contractors rather than as employees;

●	The impact of the United Kingdom’s planned withdrawal from the European Union;

●	The impact of terrorist activities including the imposition of stricter governmental security requirements;

●	Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;

●	Global climate change or legal, regulatory or market responses to such change;

●	Adverse weather or localized natural or man-made disasters in key locations, including its Memphis, Tennessee super-hub; and

●	Widespread outbreak of an illness or other communicable disease or any other public health crisis.

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

Our ground support services segment has been dependent upon the revenues from two significant customers, the loss of which could materially impact the segment’s results. In the fiscal year ended March 31, 2019, approximately 43% of GAS’s revenues were derived from services under contracts with two customers.  The loss of these customers, or a major decline in business activity with these customers, could materially adversely impact the results of the segment.

Other Business Risks

Our business, financial condition and results of operations are dependent upon those of our individual businesses, and our aggregate investment in particular industries. We are a holding company with investments in businesses and assets in a number of industries. Our business, financial condition and results of operations are dependent upon our various businesses and investments. Any material adverse change in one of our businesses or investments, or in a particular industry in which we operate or invest, may cause material adverse changes to our business, financial condition and results of operations. The more capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.

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

Our results of operations may be affected by the value of securities we hold for investment and we may be unable to liquidate our investments in a timely manner at full value. We invest a significant portion of our capital not needed for operations in marketable securities, including equity securities of publicly traded companies. At March 31, 2019, the fair value of these marketable securities was approximately $1.8 million. Our results of operations may be affected by gains or losses recognized upon the sale of these investments and the Company may not be able to realize the fair value of such investments if liquidation is necessary in a short period of time.

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

Labor inflation could impact our profitability. The Company operates in industries that are heavily impacted by the workforce’s labor rates. Significant examples include mechanics and pilots, both of which are exposed to the possibility of material increases in labor costs.

Legacy technology systems require a unique technical skillset which is becoming scarcer. The Company deploys legacy technology systems in several significant business units. As technology continues to rapidly change, the available pool of individuals technically trained in these legacy systems shrinks. As this scarcity increases, the Company’s ability to efficiently and quickly repair its legacy systems becomes increasingly difficult, which could have a significant impact on the Company’s day-to-day operations.

Future acquisitions and dispositions of our businesses and investments are possible, changing the components of our assets and liabilities, and if unsuccessful or unfavorable, could reduce the value of our securities. Any future acquisitions or dispositions may result in significant changes in the composition of our assets and liabilities, as well as our business mix and prospects. Consequently, our financial condition, results of operations and the trading price of our securities may be affected by factors different from those affecting our financial condition, results of operations and trading price at the present time.

We face numerous risks and uncertainties as we expand our business. We expect the growth and development of our business to come primarily from internal expansion and through acquisitions, investments, and strategic partnering. As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage our business and growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, if we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Rapid business expansions or new business initiatives may increase risk. Certain business initiatives, including expansions of existing businesses such as the rent expansion at our commercial aircraft, jet engines and parts segment, may bring us into contact directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held. There is no assurance that prior year activity and results will occur in future periods.

The failure of our information technology systems could adversely impact our reputation and financial performance. We operate in businesses that are dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level, either of which could have a material adverse effect on us. We rely on third-party service providers to manage certain aspects of our business, including for certain information systems and technology, data processing systems, and the secure processing, storage and transmission of information. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could adversely affect our business and reputation.

We may not be able to insure certain risks economically. We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers or reinsurers will be financially viable if we make a claim. If an uninsured loss or a loss in excess of insured limits should occur, or if we are required to pay a deductible for an insured loss, results of operations could be adversely affected.

We could experience significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees in our operating businesses. We compete with many other entities for skilled management and staff employees, including entities that operate in different market sectors than us. Costs to recruit and retain adequate personnel could adversely affect results of operations.

Legal liability may harm our business. Many aspects of our businesses involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or codefendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our businesses, including expansions into new products or markets, impose greater risks of liability. In addition, unauthorized or illegal acts of our employees could result in substantial liability. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our businesses and our prospects. Although our current assessment is that there is no pending litigation that could have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our consolidated financial statements.

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations, and credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt. There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

If the Company’s or its subsidiaries’ cash needs are significantly greater than anticipated or they do not materially meet their business plans, or there are unanticipated downturns in the markets for the Company’s and its subsidiaries’ products and services, the Company or its subsidiaries may be required to seek additional or alternative financing sources. Future disruption and volatility in credit market conditions could have a material adverse impact on the Company’s ability or that of its subsidiaries to refinance debt when it comes due on terms similar to our current credit facilities, or to draw upon existing lines of credit or incur additional debt if needed. There can be no assurance therefore that such financing will be available or available on acceptable terms. The inability to generate sufficient cash flows from operations or through financings could impair the Company’s or its subsidiaries’ liquidity and would likely have a material adverse effect on their businesses, financial condition and results of operations.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s profitability. Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions. This element of our strategy entails several risks, including the diversion of management’s attention from other business concerns and the need to finance such acquisitions with additional equity and/or debt. In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses, preventing the expected benefits from the transaction from being realized or achieved within the anticipating time frame; negative effects on existing business relationships with suppliers and customers; and losing key employees of the acquired businesses. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability could be negatively affected.

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition and liquidity. A portion of our assets consists of investments in available-for-sale securities, which are adjusted to fair value each period, as well as other investments. An adverse change in economic conditions may result in a decline in the value of these investments. Such declines in value of available-for-sale securities will be recognized as losses upon the sale of such securities or if such declines are deemed to be other than temporary. Any adverse changes in the financial markets and resulting declines in value of our investments may result in additional impairment charges and could have an adverse effect on our results of operations, financial condition and liquidity.

Newly enacted U.S. government tax reform could have a negative impact on the results of future operations. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“TCJA”) was enacted which contained substantial changes to the Code, some of which could have an adverse effect on our business. Among other things, the TCJA (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally will limit annual deductions for interest expense to no more than 30% of our “adjusted taxable income,” plus 100% of our business interest income for the year (iii) will permit a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses (“NOLs”) generated after 2017, and (iv) imposes a transition tax on deemed repatriated earnings of our foreign subsidiaries. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. As of March 31, 2019, we have calculated and finalized the effect of TCJA.

We are affected by the risks faced by commercial aircraft operators and maintenance, repair and overhaul companies (“MROs”) because they are our customers. Commercial aircraft operators are engaged in economically sensitive, highly cyclical and competitive businesses. We are a supplier to commercial aircraft operators and MROs. As a result, we are indirectly affected by all the risks facing commercial aircraft operators and MROs, with such risks being largely beyond our control. Our results of operations depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks.

Our engine values and lease rates, which are dependent on the status of the types of aircraft on which engines are installed, and other factors, could decline. The value of a particular model of engine depends heavily on the types of aircraft on which it may be installed and the supply of available engines. We believe values of engines tend to be relatively stable so long as there is sufficient demand for the host aircraft. However, we believe the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or used for spare parts in significant numbers. Certain types of engines may be used in significant numbers by commercial aircraft operators that are currently experiencing financial difficulties. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of engines from these operators could have an adverse effect on the demand for the affected engine types and the values of such engines.

Upon termination of a lease, we may be unable to enter into new leases or sell the airframe, engine or its parts on acceptable terms. We directly or indirectly own the engines or aircraft that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the engines or aircraft. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the engine or aircraft. We also selectively sell engines on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for our engines or aircraft coming off-lease or for their associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep our engines on lease consistently.

Failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and aircraft and our ability to lease the engines and aircraft in a timely manner following termination of the leases. The value and income producing potential of an engine or aircraft depends heavily on it being maintained in accordance with an approved maintenance system and complying with all applicable governmental directives and manufacturer requirements. In addition, for an engine or aircraft to be available for service, all records, logs, licenses and documentation relating to maintenance and operations of the engine or aircraft must be maintained in accordance with governmental and manufacturer specifications.

Our leases make the lessees primarily responsible for maintaining the engines or aircraft, keeping related records and complying with governmental directives and manufacturer requirements. Over time, certain lessees have experienced, and may experience in the future, difficulties in meeting their maintenance and recordkeeping obligations as specified by the terms of our leases.

Our ability to determine the condition of the engines or aircraft and whether the lessees are properly maintaining our assets is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third-parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:

●	a grounding of the related engine or aircraft;

●	a repossession that would likely cause us to incur additional and potentially substantial expenditures in restoring the engine or aircraft to an acceptable maintenance condition;

●	a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine or aircraft;

●	loss of lease revenue while we perform refurbishments or repairs and recreate records; and

●	a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine or aircraft.

Any of these events may adversely affect the value of the engine, unless and until remedied, and reduce our revenues and increase our expenses. If an engine is damaged during a lease and we are unable to recover from the lessee or though insurance, we may incur a loss.

Our operating results vary and comparisons to results for preceding periods may not be meaningful. Due to a number of factors, including the risks described in this section, our operating results may fluctuate. These fluctuations may also be caused by:

●	the timing and number of purchases and sales of engines or aircraft;

●	the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;

●	the termination or announced termination of production of particular aircraft and engine types;

●	the retirement or announced retirement of particular aircraft models by aircraft operators;

●	the operating history of any particular engine, aircraft or engine or aircraft model;

●	the length of our operating leases; and

●	the timing of necessary overhauls of engines and aircraft.

These risks may reduce our engine utilization rates, lease margins, maintenance reserve revenues and proceeds from engine sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off-lease. As a result of the foregoing and other factors, the availability of engines for lease or sale periodically experiences cycles of oversupply and undersupply of given engine models. The incidence of an oversupply of engines may produce substantial decreases in engine lease rates and the appraised and resale value of engines and may increase the time and costs incurred to lease or sell engines. We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful and that results of prior periods should not be relied upon as an indication of our future performance.

We may not be able to repossess an engine or aircraft when the lessee defaults, and even if we are able to repossess the engine or aircraft, we may have to expend significant funds in the repossession, remarketing and leasing of the asset. When a lessee defaults and such default is not cured in a timely manner, we typically seek to terminate the lease and repossess the engine or aircraft. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine or aircraft. As a result, the relevant asset may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine or aircraft. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine or aircraft, and costs associated with necessary maintenance and recordkeeping to make the asset available for lease or sale. During this time, we will realize no revenue from the leased engine or aircraft, and we will continue to be obligated to pay any debt financing applicable to the asset. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

We and our customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines or aircraft.

●

Licenses and consents. We and our customers operate in a highly regulated industry. A number of our leases require specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under the leases and for the export, import or re-export of our engines or aircraft. Consents needed in connection with future leasing or sale of our engines or aircraft may not be received timely or have economically feasible terms. Any of these events could adversely affect our ability to lease or sell engines or aircraft. The U.S. Department of Commerce, or the “Commerce Department,” regulates exports. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of engines and aircraft to foreign entities and the export of related parts. These Departments may, in some cases, require us to obtain export licenses for engines exported to foreign countries. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of engines and aircraft into the United States for maintenance or lease and imports of parts for installation on our engines and aircraft. We are prohibited from doing business with persons designated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees and other counterparties for compliance with OFAC’s rules. Similarly, sanctions issued by the United Nations, the U.S. government, the European Union or other governments could prohibit or restrict us from doing business in certain countries or with certain persons, and we must monitor our operations and existing and potential lessees and other counterparties for compliance with such sanctions.

●

Anti-corruption Laws. As a U.S. corporation with significant international operations, we are required to comply with a number of U.S. and international laws and regulations, including those combating corruption. For example, the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar world-wide anti-bribery laws generally prohibit improper payments to foreign officials for the purpose of influencing any official act or decision or securing any improper advantage. The scope and enforcement of anti-corruption laws and regulations may vary. Although our policies expressly mandate compliance with the FCPA and similarly applicable laws, there can be no assurance that none of our employees or agents will take any action in violation of our policies. Violations of such laws or regulations could result in substantial civil or criminal fines or penalties. Actual or alleged violations could also damage our reputation, be expensive to defend, and impair our ability to do business.

●

Civil aviation regulation. Users of engines and aircraft are subject to general civil aviation authorities, including the FAA and the EASA, who regulate the maintenance of engines and issue airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications to certain engine and aircraft types or series of specific engines that must be implemented for the engine or aircraft to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine, aircraft or particular engine parts. Each lessee of an engine or aircraft generally is responsible for complying with all airworthiness directives. However, if the engine or aircraft is off lease, we may be forced to bear the cost of compliance with such airworthiness directives, and if the engine or aircraft is leased, subject to the terms of the lease, if any, we may be forced to share the cost of compliance.

Our aircraft, engines or parts could cause bodily injury or property damage, exposing us to liability claims. We are exposed to potential liability claims if the use of our aircraft, engines or parts is alleged to have caused bodily injury or property damage. Our leases require our lessees to indemnify us against these claims and to carry insurance customary in the air transportation industry, including liability, property damage and have all risks insurance on our engines and on our aircraft at agreed upon levels. We can give no assurance that one or more catastrophic events will not exceed insurance coverage limits or that lessees’ insurance will cover all claims that may be asserted against us. Any insurance coverage deficiency or default by lessees under their indemnification or insurance obligations may reduce our recovery of losses upon an event of loss.

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability. A portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. In addition, we may refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations, financial condition, liquidity and cash flows could be materially and adversely affected.

The transition away from LIBOR may adversely affect our cost to obtain financing and may potentially negatively impact our interest rate swap agreements. Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. The full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear.  These changes may have a material adverse impact on the availability and cost of our financing, including LIBOR-based loans, as well as our interest rate swap agreements.

We have risks in managing our portfolio of aircraft and engines to meet customer needs. The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine and aircraft types, maintaining a portfolio mix of engines that we believe is diversified and that will have long-term value and will be sought by lessees in the global market for jet engines, and by selling engines and aircraft that we expect will not experience obsolescence or declining usefulness in the foreseeable future.

Our inability to maintain sufficient liquidity could limit our operational flexibility and also impact our ability to make payments on our obligations as they come due. In addition to being capital intensive and highly leveraged, our business also requires that we maintain sufficient liquidity to enable us to contribute the non-financed portion of engine and aircraft purchases as well as to service our payment obligations to our creditors as they become due, despite the fact that the timing and amounts of our revenues do not match the timing under our debt service obligations. Our restricted cash is unavailable for general corporate purposes. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on our ability to continue to maintain sufficient liquidity, cash and available credit under our credit facilities. Our liquidity could be adversely impacted if we are subjected to one or more of the following: a significant decline in revenues, a material increase in interest expense that is not matched by a corresponding increase in revenues, a significant increase in operating expenses, or a reduction in our available credit under our credit facilities. If we do not maintain sufficient liquidity, our ability to meet our payment obligations to creditors or to borrow additional funds could become impaired.

Liens on our engines or aircraft could exceed the value of such assets, which could negatively affect our ability to repossess, lease or sell a particular engine or aircraft. Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to engines and aircraft. Engines also may be installed on airframes to which liens unrelated to the engines have attached. These liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens, exceed the value of the particular engine or aircraft to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine or aircraft. Such liens may have priority over our interest as well as our creditors’ interest in the engines or aircraft, either because they have such priority under applicable local law or because our creditors’ security interests are not filed in jurisdictions outside the United States. These liens and lien holders could impair our ability to repossess and lease or sell the engines or aircraft. We cannot give assurance that our lessees will comply with their obligations to discharge third-party liens on our assets. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess such assets.

In certain countries, an engine affixed to an aircraft may become an addition to the aircraft and we may not be able to exercise our ownership rights over the engine. In some jurisdictions, an engine affixed to an aircraft may become an addition to the aircraft, so that the ownership rights of the owner of the aircraft supersede the ownership rights of the owner of the engine. If an aircraft is security for the owner’s obligations to a third-party, the security interest in the aircraft may supersede our rights as owner of the engine. This legal principle could limit our ability to repossess an engine in the event of a lessee bankruptcy or lease default while the aircraft with the engine installed remains in such a jurisdiction. We may suffer a loss if we are not able to repossess engines leased to lessees in these jurisdictions.

Compliance with the regulatory requirements imposed on us as a public company results in significant costs that may have an adverse effect on our results. As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our limited resources to address such regulations.

We are subject to governmental regulation and our failure to comply with these regulations could cause the government to withdraw or revoke our authorizations and approvals to do business and could subject us to penalties and sanctions that could harm our business. Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and operation of all aircraft operated in the United States and equivalent regulatory agencies in other countries, such as the EASA in Europe, regulate aircraft operated in those countries. We include, with the aircraft, engines and related parts that we purchase, lease and sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. With respect to a particular engine or engine component, we utilize FAA and/or EASA certified repair stations to repair and certify engines and components to ensure marketability. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations. In addition, certain product sales to foreign countries require approval or licensing from the U.S. government. Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

We have a concentrated shareholder base which has the power to determine the outcome of most matters submitted to the stockholders for approval and could affect our stock prices adversely if selling a substantial amount of stock. As of March 31, 2019, our three largest stockholders beneficially owned or had the ability to direct the voting of shares of our common stock representing approximately 59% of the outstanding shares. As a result, these shareholders have the power to determine the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by these shareholders of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

Our business might suffer if we were to lose the services of certain key employees. Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Chief Executive Officer, could have a material adverse effect on our business as our key employees have knowledge of our industry and customers and would be difficult to replace.

To service our debt and meet our other cash needs, we will require a significant amount of cash, which may not be available. Our ability to make payments on, or repay or refinance, our debt, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our maintaining specified financial ratios and satisfying financial condition tests and other covenants in the agreements governing our debt. Our business may not generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to pay our debt and to satisfy our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to seek alternatives, such as to reduce or delay investments and aircraft or engine purchases, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and might require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or to meet our aircraft or engine purchase commitments as they come due.

Despite our substantial indebtedness, we might incur significantly more debt. Despite our current indebtedness levels, we expect to incur additional debt in the future to finance our operations, including purchasing aircraft and engines and meeting our contractual obligations. The agreements relating to our debt, including our indentures, term loan facilities, revolving credit facilities, securitizations, and other financings do not entirely prohibit us from incurring additional debt. If we increase our total indebtedness, our debt service obligations will increase, and we will become more exposed to the risks arising from our substantial level of indebtedness.

A return to historically high fuel prices or continued volatility in fuel prices could affect the profitability of the aviation industry and our lessees’ ability to meet their lease payment obligations to us. Historically, fuel prices have fluctuated widely depending primarily on international market conditions, geopolitical and environmental events and currency exchange rates. Factors such as natural disasters can also significantly affect fuel availability and prices. The cost of fuel represents a major expense to airlines that is not within their control, and significant increases in fuel costs or hedges that inaccurately assess the direction of fuel costs can materially and adversely affect their operating results. Due to the competitive nature of the aviation industry, operators may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully offsets the increased fuel costs they may incur. In addition, they may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. The profitability and liquidity of those airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices, if such airlines are required as a result to post cash collateral under hedge agreements. Therefore, if for any reason fuel prices return to historically high levels or show significant volatility, our lessees are likely to incur higher costs or generate lower revenues, which may affect their ability to meet their obligations to us.

Interruptions in the capital markets could impair our lessees’ ability to finance their operations, which could prevent the lessees from complying with payment obligations to us. The global financial markets can be highly volatile and the availability of credit from financial markets and financial institutions can vary substantially depending on developments in the global financial markets. Our lessees depend on banks and the capital markets to provide working capital and to refinance existing indebtedness. To the extent such funding is unavailable, or available only at high interest costs or on unfavorable terms, and to the extent financial markets do not provide equity financing as an alternative, our lessees’ operations and operating results may be materially and adversely affected and they may not comply with their respective payment obligations to us.

Our lessees may fail to properly maintain our aircraft or engines. We may be exposed to increased maintenance costs for our leased aircraft or engines if lessees fail to properly maintain the aircraft or engines or pay supplemental maintenance rents. Under our leases, our lessees are primarily responsible for maintaining our aircraft and engines and complying with all governmental requirements applicable to the lessee and the aircraft and engines, including operational, maintenance, government agency oversight, registration requirements and airworthiness directives. We also require many of our lessees to pay us supplemental maintenance rents. If a lessee fails to perform required maintenance on our aircraft or engines during the term of the lease, the aircraft or engine’s market value may decline, which would result in lower revenues from its subsequent lease or sale, or the aircraft might be grounded. Maintenance failures by a lessee would also likely require us to incur maintenance and modification costs, which could be substantial, upon the termination of the applicable lease to restore the aircraft or engines to an acceptable condition prior to sale or re-leasing. Supplemental maintenance rents paid by our lessees may not be sufficient to fund such maintenance costs. If our lessees fail to meet their obligations to pay supplemental maintenance rents or fail to perform required scheduled maintenance, or if we are required to incur unexpected maintenance costs, our financial results may be materially and adversely affected.

Our lessees may fail to adequately insure our aircraft or engines. While an aircraft or engine is on lease, we do not directly control its operation. Nevertheless, because we hold title to the aircraft or engine, we could be held liable for losses resulting from its operation under one or more legal theories in certain jurisdictions around the world, or at a minimum, we might be required to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, such operational liabilities. However, some lessees may fail to maintain adequate insurance coverage during a lease term, which, although constituting a breach of the lease, would require us to take some corrective action, such as terminating the lease or securing insurance for the aircraft or engines. Therefore, our lessees’ insurance coverage may not be sufficient to cover all claims that could be asserted against us arising from the operation of our aircraft or engines. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations to us will reduce the insurance proceeds that would be received by us in the event we are sued and are required to make payments to claimants. Moreover, our lessees’ insurance coverage is dependent on the financial condition of insurance companies, which might not be able to pay claims. A reduction in insurance proceeds otherwise payable to us as a result of any of these factors could materially and adversely affect our financial results.

If our lessees fail to cooperate in returning our aircraft or engines following lease terminations, we may encounter obstacles and are likely to incur significant costs and expenses conducting repossessions. Our legal rights and the relative difficulty of repossession vary significantly depending on the jurisdiction in which an aircraft or engines are located and the applicable law. We may need to obtain a court order or consents for de-registration or re-export, a process that can differ substantially in different countries. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. For example, certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft or engines without paying lease rentals or performing all or some of the obligations under the relevant lease. Certain of our lessees are partially or wholly owned by government-related entities, which can complicate our efforts to repossess our aircraft or engines in that government’s jurisdiction. If we encounter any of these difficulties, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing the affected aircraft or engines. When conducting a repossession, we are likely to incur significant costs and expenses that are unlikely to be recouped. These include legal and other expenses of court or other governmental proceedings, including the cost of posting security bonds or letters of credit necessary to effect repossession of the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We must absorb the cost of lost revenue for the time the aircraft or engines are off-lease. We may incur substantial maintenance, refurbishment or repair costs that a defaulting lessee has failed to pay and are necessary to put the aircraft or engines in suitable condition for re-lease or sale. We may incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining the certificate of airworthiness for an aircraft. It may be necessary to pay to discharge liens or pay taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessee may have incurred in connection with the operation of its other aircraft. We may also incur other costs in connection with the physical possession of the aircraft or engines.

If our lessees fail to discharge aircraft liens for which they are responsible, we may be obligated to pay to discharge the liens. In the normal course of their business, our lessees are likely to incur aircraft and engine liens that secure the payment of airport fees and taxes, custom duties, Eurocontrol and other air navigation charges, landing charges, crew wages, and other liens that may attach to our aircraft. Aircraft may also be subject to mechanic’s liens as a result of routine maintenance performed by third parties on behalf of our customers. Some of these liens can secure substantial sums, and if they attach to entire fleets of aircraft, as permitted in certain jurisdictions for certain kinds of liens, they may exceed the value of the aircraft itself. Although the financial obligations relating to these liens are the contractual responsibility of our lessees, if they fail to fulfill their obligations, the liens may ultimately become our financial responsibility. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our aircraft or engines. In some jurisdictions, aircraft and engine liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft. If we are obliged to pay a large amount to discharge a lien, or if we are unable take possession of our aircraft subject to a lien in a timely and cost-effective manner, it could materially and adversely affect our financial results.

If our lessees encounter financial difficulties and we restructure or terminate our leases, we are likely to obtain less favorable lease terms. If a lessee delays, reduces, or fails to make rental payments when due, or has advised us that it will do so in the future, we may elect or be required to restructure or terminate the lease. A restructured lease will likely contain terms that are less favorable to us. If we are unable to agree on a restructuring and we terminate the lease, we may not receive all or any payments still outstanding, and we may be unable to re-lease the aircraft or engines promptly and at favorable rates, if at all.

We may enter into strategic ventures that pose risks, including a lack of complete control over the enterprise, and potential unforeseen risks, any of which could adversely impact our financial results. We may occasionally enter into strategic ventures or investments with third parties in order to take advantage of favorable financing opportunities, to share capital or operating risk, or to earn aircraft management fees. These strategic ventures and investments may subject us to various risks, including those arising from our possessing limited decision-making rights in the enterprise or over the related aircraft. If we were unable to resolve a dispute with a strategic partner who controls ultimate decision-making in such a venture or retains material managerial veto rights, we might reach an impasse which may lead to the liquidation of our investment at a time and in a manner that would result in our losing some or all of our original investment and/or the incurrence of other losses, which could adversely impact our financial results.

Our policies and procedures designed to ensure compliance with applicable laws, including anti-bribery and corruption laws, may not be effective in all instances to prevent violations and as a result we may be subject to related governmental investigations. We could become subject to various governmental investigations, audits and inquiries, both formal and informal. Such investigations, regardless of their outcome, could be costly, divert management attention, and damage our reputation. The unfavorable resolution of such investigations could result in criminal liability, fines, penalties or other monetary or non-monetary sanctions and could materially affect our business or results of operations.

Foreign exchange rate fluctuations could adversely impact our aggregate foreign currency exposure. We have pursued and intend to continue to pursue growth opportunities in international markets and may invest in countries where the U.S. dollar is not the local currency. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant depreciation in the value of the currency utilized in one or more countries where we have a significant presence may have a material adverse effect on our results of operations and financial position. In addition, we are active in certain markets whose economic growth is dependent on the price of commodities and the currencies in these markets can be more volatile as a result.

Cash may not be available to meet our financial obligations when due or enable us to capitalize on investment opportunities when they arise. We employ debt and other forms of leverage in the ordinary course of business to enhance returns to our investors and finance our operations. We are therefore subject to the risks associated with debt financing and refinancing, including but not limited to the following: (i) our cash flow may be insufficient to meet required payments of principal and interest; (ii) payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses and dividends; (iii) if we are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at high interest rates or on other unfavorable terms, we may have difficulty completing acquisitions or may generate profits that are lower than would otherwise be the case; (iv) we may not be able to refinance indebtedness at maturity due to company and market factors such as the estimated cash flow produced by our assets, the value of our assets, liquidity in the debt markets, and/or financial, competitive, business and other factors; and (v) if we are able to refinance our indebtedness, the terms of a refinancing may not be as favorable as the original terms for such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to utilize available liquidity, which would reduce our ability to pursue new investment opportunities, or we may need to dispose of one or more of our assets on disadvantageous terms, or raise equity causing dilution to existing shareholders. Regulatory changes may also result in higher borrowing costs and reduced access to credit. The terms of our various credit agreements and other financing documents require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios, adequate insurance coverage and certain credit ratings. These covenants may limit our flexibility in conducting our operations and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, even if we have satisfied and continue to satisfy our payment obligations. A large proportion of our capital is invested in physical assets and securities that can be hard to sell, especially if market conditions are poor. Further, because our investment strategy can involve public company securities, we may be restricted in our ability to effect sales during certain time periods. A lack of liquidity could limit our ability to vary our portfolio or assets promptly in response to changing economic or investment conditions. Additionally, if financial or operating difficulties of other owners result in distress sales, such sales could depress asset values in the markets in which we operate. The restrictions inherent in owning physical assets could reduce our ability to respond to changes in market conditions and could adversely affect the performance of our investments, our financial condition and results of operations. Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid or non-public investments, the fair values of such investments do not necessarily reflect the prices that would actually be obtained when such investments are realized. Realizations at values significantly lower than the values at which investments have been recorded would result in losses, a decline in asset management fees and the potential loss of carried interest and incentive fees. We enter into financing commitments in the normal course of business, which we may be required to fund. Additionally, in the ordinary course of business we guarantee the obligations of other entities that we manage and/or invest in. If we are required to fund these commitments and are unable to do so, this could result in damages being pursued against us or a loss of opportunity through default under contracts that are otherwise to our benefit.

Deficiencies in our public company financial reporting and disclosures could adversely impact our reputation. As we expand the size and scope of our business, there is a greater susceptibility that our financial reporting and other public disclosure documents may contain material misstatements and that the controls we maintain to attempt to ensure the complete accuracy of our public disclosures may fail to operate as intended. The occurrence of such events could adversely impact our reputation and financial condition. Management is responsible for establishing and maintaining adequate internal controls over financial reporting to give our stakeholders assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). However, the process for establishing and maintaining adequate internal controls over financial reporting has inherent limitations, including the possibility of human error. Our internal controls over financial reporting may not prevent or detect misstatements in our financial disclosures on a timely basis, or at all. Some of these processes may be new for certain subsidiaries in our structure and in the case of acquisitions may take time to be fully implemented. Our disclosure controls and procedures are designed to provide assurance that information required to be disclosed by us in reports filed or submitted under U.S. securities laws is recorded, processed, summarized and reported within the time periods specified. Our policies and procedures governing disclosures may not ensure that all material information regarding us is disclosed in a proper and timely fashion, or that we will be successful in preventing the disclosure of material information to a single person or a limited group of people before such information is generally disseminated.

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

The Company acquired approximately 4.626 acres in Denver, North Carolina for the construction of facilities to house the operations of Air T, MAC and ATGL. Construction of the new facility was completed on July 31, 2017 and the Company has been in this facility since.

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

GGS leases an 112,500 square foot production facility in Olathe, Kansas. The facility is leased from a third party under a lease agreement, which expires in August 2019. As of the date of issuance, GGS has elected to extend this lease to August 2024.

As of March 31, 2019, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.

Contrail Aviation leases a 21,000 square foot facility in Verona, Wisconsin. The lease for this facility expires on July 17, 2021, though Contrail Aviation has the option to renew the lease on the same terms for an additional five-year period. This is a lease from a related party. See Note 26 “Related Party Matters”.

Jet Yard leases approximately 48.5 acres of land from Pinal County at the Pinal Air Park in Marana, Arizona. The lease expires in May 2046, though Jet Yard has an option to renew the lease for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable. As of the date of issuance, the construction of a demolition pad required by March 31, 2017 under the lease has not been completed and Jet Yard and Pinal County are in discussions with respect to improvements on the leased premises.

Delphax Solutions leases 12,206 square feet of space in a building located in Mississauga, Ontario. The lease expires on July 31, 2020. Delphax Solutions’ obligations under the lease have been guaranteed by Air T.

AirCo leases a 20,000 square-foot facility which originally expired on April 30, 2017, though AirCo may prior thereto terminate the lease on 90-days’ notice and may renew the lease for up to four successive one-year terms. As of the date of issuance, AirCo has exercised the second of the four options to renew the lease through May 1, 2020.

Worthington leases a 27,520 square-foot facility in Eagan, Minnesota. The lease for this facility expires in March 2020. In addition, Worthington also leases a 12,000 square-foot facility in Hastings, Minnesota. The lease for this facility expires in July 2022. Worthington has two leases in Tulsa, Oklahoma. One lease is 22,582 square foot and expires in September 2019. The other lease is 10,000 square foot and expires in January 2022. Additionally, Worthington also has two facility leases in Australia: Unit E3 is 1,195 square foot and Unit B5 is 1,442 square foot, both will expire in May 2020.

Item 3.   Legal Proceedings.

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. We believe that our current proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is publicly traded on the NASDAQ Global Market under the symbol “AIRT.”

As of March 31, 2019, the number of holders of record of the Company’s Common Stock was 163.

The Company’s Board of Directors in May 2014 adopted a policy to discontinue the payment of a regularly scheduled annual cash dividend.

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. The Company purchased 22,652 shares pursuant to this authorization during the fiscal year ended March 31, 2019.

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.

Purchases during the fourth quarter are described below:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
Dates of	Total Number of	Average Price	Public Announced	Purchased Under the
Shares Purchased	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
Jan 1 - Jan 31, 2019	583	$28.02	21,541	728,459
Feb 1 - Feb 28, 2019	557	$30.06	22,098	727,902
March 1 - March 31, 2019	554	$32.70	22,652	727,348

As of March 31, 2019, the Company did not sell any securities within the past three years that were not registered under the Securities Act.

Item 6.   Selected Financial Data.

Not applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power and compound the growth in its free cash flow per share over time.

We currently operate in six industry segments:

●	Overnight air cargo, which operates in the air express delivery services industry;

●	Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;

●	Ground support services, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers across the United States;

●

Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies;

●	Printing equipment and maintenance, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and

●	Corporate and other, which acts as the capital allocator and resource for other segments.

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

•     The risk that Delphax’s future operating performance will result in Air T, Inc. being unable to fully recover its investments in Delphax;

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

•     Changes in the value of marketable securities held as investments; and

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

Fiscal 2019 vs. 2018

Consolidated revenue increased by $55.3 million (28%) to $249.8 million for the fiscal year ended March 31, 2019 compared to the prior fiscal year. Following is a table detailing revenues (after elimination of intercompany transactions):

	Year Ended March 31,		Change
	2019	2018

Overnight Air Cargo	$72,978,361	$72,845,353	$133,008	0%
Ground Equipment Sales	47,152,125	50,004,507	(2,852,382)	-6%
Ground Support Services	34,331,784	35,698,171	(1,366,387)	-4%
Commercial Jet Engines and Parts	93,968,014	29,506,873	64,461,141	218%
Printing Equipment and Maintenance	654,617	6,144,403	(5,489,786)	-89%
Corporate and Other	749,577	320,038	429,539	134%
	$249,834,478	$194,519,345	$55,315,133	28%

Revenues from the air cargo segment increased by $0.1 million compared to prior fiscal year. Pass-through costs under the dry-lease agreements with FedEx totaled $23.6 million and $23.4 million for the years ended March 31, 2019 and 2018, respectively.

The ground equipment sales segment contributed approximately $47.2 million and $50.0 million to the Company’s revenues for the fiscal periods ended March 31, 2019 and 2018, respectively, representing a $2.9 million (6%) decrease in the current year primarily driven by a decrease in sales of deicer and catering trucks. At Mach 31, 2019, the ground equipment sales segment’s order backlog was $26.1 million as compared to $13.3 million at March 31, 2018.

The ground support services segment contributed approximately $34.3 million and $35.7 million to the Company’s revenues for the fiscal years ended March 31, 2019 and 2018, respectively, representing a $1.4 million (4%) decrease in the current year principally due to the closure of two airport locations during fiscal year 2019.

The commercial aircraft, engines and parts segment contributed $94.0 million of revenues in fiscal year ended March 31, 2019 compared to $29.5 million in the prior fiscal year which is an increase of $64.5 million (218%). The primary driver of the increase in revenues was Contrail experiencing record levels of sales driven by the sales of nine engines totaling $41.0 million and the acquisition of Worthington in May 2018 which contributed revenues of approximately $15.2 million during the year ended March 31, 2019.

Revenues from the printing equipment and maintenance segment declined $5.5 million (89%) compared to prior year primarily due to the bankruptcy of Delphax.

Following is a table detailing operating income by segment, net of intercompany during Fiscal 2019 and Fiscal 2018:

	Year Ended March 31,		Change
	2019	2018

Overnight Air Cargo	$1,917,684	$4,127,322	$(2,209,638)	-54%
Ground Equipment Sales	3,419,786	3,825,615	(405,829)	-11%
Ground Support Services	(1,266,465)	(165,043)	(1,101,422)	-667%
Commercial Jet Engines and Parts	12,008,849	609,257	11,399,592	1871%
Printing Equipment and Maintenance	(1,402,505)	(620,494)	(782,011)	-126%
Corporate and Other	(6,612,644)	(3,531,135)	(3,081,509)	-87%
	$8,064,705	$4,245,523	$3,819,183	90%

Consolidated operating income for the fiscal year ended March 31, 2018 increased by $3.8 million (90%) to $8.1 million compared to operating income of $4.2 million for the prior fiscal year.

Operating income for the air cargo segment decreased by $2.2 million (54%) in the current fiscal year due primarily to higher operating costs not passed through to the customer (mainly increased flight crew costs to meet operational requirements), decreased maintenance billable hours with FedEx and higher general and administrative costs.

The ground equipment sales segment operating income decreased by $0.4 million (11%) from $3.8 million in the prior year to $3.4 million in the current year. While the gross margin was slightly lower on sales, this decrease was primarily attributable to higher general and administrative expenses.

Operating loss for the ground support services segment increased by $1.1 million to ($1.3 million) in the current fiscal year compared to ($0.2 million) in the prior year. This increase was primarily attributable to lower sales as described above, higher general and administrative costs, and higher restructuring costs due to the closure of certain underperforming locations.

Operating income of the commercial aircraft, engines and parts segment improved by $11.4 million to $12.0 million from $0.6 million in the prior year due to Contrail having record levels of sales driven by the sale of nine engines totaling $41.0 million offset by the increase in operating expenses as discussed below.

The operating loss in the printing equipment and maintenance segment increased by $0.8 million to ($1.4 million) from ($0.6 million) in the prior year due to additional personnel costs due to increased headcount and contractor support.

The operating loss in the corporate and other segment increased to ($6.6 million) from ($3.5 million) in the prior year. The prior year included a benefit of $1.2 million for foreclosed inventory surplus as part of the Delphax bankruptcy. The operating loss in the current year is primarily attributable to corporate’s increased headcount, significant one-time professional fees, and restructuring costs.

Operating expenses increased by $51.5 million (27%) to $241.7 million in the fiscal year ended March 31, 2019 compared to the prior year. The increase in operating expenses was primarily driven by the commercial aircraft, engines and parts segment which increased $40.4 million principally due to cost of sales related to the nine engines sold, and the acquisition of Worthington in May 2018.

Operating expenses from the printing equipment and maintenance segment decreased by $2.6 million due to the bankruptcy of Delphax Canada in prior year.

Depreciation and amortization expenses increased by $5.3 million to $7.7 million in the fiscal year ended March 31, 2019 compared to the prior year. The increase in depreciation and amortization expenses was primarily driven by the commercial aircraft, engines and parts segment which increased $5.1 million principally due to the depreciation of the four engines and two whole aircraft at Contrail.

Following is a table detailing consolidated non-operating income, net of intercompany during Fiscal 2019 and Fiscal 2018:

	Year Ended March 31,		Change
	2019	2018

Gain on sale of marketable securities	81,388	93,066	$(11,678)	-13%
Foreign currency loss	(113,528)	(228,714)	$115,186	50%
Impairment losses on investments	(2,000,000)	(1,559,972)	$(440,028)	-28%
Other investment income (loss), net	(373,060)	121,860	$(494,920)	n/m
Interest expense and other	(3,427,102)	(1,724,771)	$(1,702,331)	-99%
Gain on asset retirement obligation	-	562,500	$(562,500)	-100%
Bargain purchase acquisition gain	1,983,777	501,880	$1,481,897	295%
Unrealized gain (loss) on interest rate swap	145,222	(66,706)	$211,928	n/m
Unrealized gain on transition to equity method	-	721,585	$(721,585)	-100%
Equity in income (loss) of associated company	340,714	(14,644)	$355,358	n/m
	$(3,362,589)	$(1,593,916)	$(1,768,673)	-111%

The Company had net non-operating expenses of $3.4 million for the year ended March 31, 2019, an increase of $1.8 million from $1.6 million in the prior year, principally due to an increase in interest expense of $1.7 million and other investment losses of $0.5 million offset by a bargain purchase acquisition gain of $2.0 million, in connection with the acquisition of Worthington in May 2018. This bargain purchase gain exceeded prior year bargain purchase gain of $0.5 million, in connection with the acquisition of AirCo in October 2017 by $1.5 million. In addition, there was an asset retirement obligation of $0.6 million in prior year related to the restoration of a leased facility in Canada at Delphax that did not exist in current year.

During the year ended March 31, 2019, the Company recorded $1,504,000 of income tax expense, which yielded an effective rate of 32.30%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2019 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC as well as state income tax expense, and an increase in the valuation allowance. The increase in the valuation allowance is primarily due to unrealized losses on investments, realized capital losses that exceed realized capital gains, and losses incurred by Delphax Solutions, Inc. During the year ended March 31, 2018, the Company recorded $195,000 in income tax expense at an effective tax rate of 7.35%. The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the year ended March 31, 2018 were the change in the valuation allowance relating to the other than temporary impairment of available for sale securities included in the pretax activity in the period, the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under Section 831(b), the federal domestic production activities deduction, the change in the valuation allowance related to the activity of Delphax, and state income tax expense. As a result of tax reform, the rate was also impacted by the recognition of the minimum tax credit carryforward and the expense relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

Liquidity and Capital Resources

The Company’s Credit Agreement with MBT (the Air T debt in Note 12 to the financial statements) includes several covenants that are measured once a year as of March 31, 2019, including but not limited to a negative covenant requiring a debt service coverage ratio of 1.25. As of March 31, 2019, the Company was in compliance with all financial covenants, as confirmed by MBT.

As of March 31, 2019, the Company held approximately $12.5 million in cash and cash equivalents. The Company also held approximately $1 million in restricted cash and investments with $0.2 million in cash held as statutory reserve of SAIC and the remaining $0.8 million pledged to secure SAIC’s participation in certain reinsurance pool. $20,000 was invested in accounts not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of March 31, 2019, the Company’s working capital amounted to $18.6 million, a decrease of $11.9 million compared to March 31, 2018, primarily driven by the increase in short term borrowings of $15.5 million offset by the increase in cash of $7.7 million. See Note 12 for a summary of “Financing Arrangements” as of March 31, 2019.

On June 4, 2019, the Company filed a registration statement with the SEC Registration Nos. 333-228485 and 333-228485-01 for the issuance of 8.4 million shares of Alpha Income Trust Preferred Securities (AITPS) as well as warrants to purchase an aggregate of 8.4 million AITPS which will be issued to our shareholders as a dividend. Each warrant entitles the holder to purchase one AITPS for $2.40 per share, which price represents a $0.10 discount to the $2.50 face value of each AITPS. The registration statement was declared effective by the SEC and the AITPS and warrants were issued in June 4, 2019.

On June 10, 2019, the Company entered into an 8% Junior Subordinated Debenture (“debenture”) to pay to Delaware Trust Company (the “Trust”) a principal sum of $4,000,000 on June 7, 2049, and to pay interest on said principal sum quarterly at the rate of 8.0% per annum. The maturity date may be shortened at any time by the Company to any date not earlier than June 7, 2024.

On March 29, 2019, the Company entered into that certain Amended and Restated Credit Agreement with Minnesota Bank & Trust (“MBT”), dated as of March 28, 2019. The principal changes of the Amended Agreement are as follows: (1) the revolving credit facility increased to $17,000,000; (2) the rate was revised to the greater of (a) 4.00% or (b) the sum of (i) the prime rate minus (ii) 1.00%; (3) three parties were added: (a) Worthington Acquisition, LLC, a wholly-owned subsidiary of Stratus Aero Partners LLC, a wholly-owned subsidiary of the Company; (b) Worthington Aviation, LLC, a wholly-owned subsidiary of Worthington Acquisition, LLC; and (c) Worthington MRO, LLC, a wholly-owned subsidiary of Worthington Acquisition, LLC (collectively, the “Worthington Entities”). The additional funds were applied to repay indebtedness owed by the Worthington Entities under that certain Loan Agreement dated as of May 11, 2018 to MBT. Additionally, the related Amended and Restated Guaranty in favor of MBT, dated as of March 28, 2019, amends that certain Guaranty dated as of December 21, 2017, which also adds the Worthington Entities as parties.

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Cash Flows

Following is a table of changes in cash flow for the respective years ended March 31, 2019 and 2018:

	Year Ended March 31,
	2019	2018	Change

Net Cash Provided by (Used in) Operating Activities	$20,936,000	$(278,000)	$21,214,000
Net Cash Used in Investing Activities	(23,005,000)	(27,036,000)	4,031,000
Net Cash Provided by Financing Activities	9,547,000	28,737,000	(19,190,000)
Effect of foreign currency exchange rates	96,000	(3,000)	99,000
Net Increase in Cash and Cash Equivalents and Restricted Cash	$7,574,000	$1,420,000	$6,154,000

Cash provided by operating activities was $20.9 million in fiscal year 2019 compared to cash used in operating activities of ($0.3 million) in fiscal year 2018 principally due to higher net income generated in the current year and lower inventory levels due to increased sales compared to prior year.

Cash used in investing activities for fiscal year 2019 was $4 million less than the prior fiscal year due primarily to $4.2 million of proceeds recognized from sale of assets on lease that offset cash used in capital expenditures.

Cash provided by financing activities for fiscal year 2019 was $19.2 million less compared to the prior fiscal year. This was primarily due to decreased proceeds from term loans and increased payments on term loan offset by proceeds from loan against life insurance policies.

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

Critical Accounting Policies and Estimates.

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in Item 8. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The Company believes that the following are its most critical accounting policies:

Business Combinations. The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the purchase consideration over the fair value of identifiable net assets acquired. Included in purchase consideration is the estimated acquisition date fair value of any earn-out obligation incurred. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section or, as applicable to redeemable non-controlling interests, between the liabilities and equity sections of the Company’s consolidated balance sheets. There are various estimates and judgements related to the valuation of identifiable assets acquired, liabilities assumed, goodwill and non-controlling interests. These estimates and judgements have the potential to materially impact the Company’s consolidated financial statements.

Inventories – Inventories are carried at the lower of cost or net realizable value. Within the Company’s commercial jet engines and parts segment, there are various estimates and judgments made in relief of inventory as parts are sold from established groups of parts from one engine purchase.

Accounting for Redeemable Non-Controlling Interest. Policies related to redeemable non-controlling interest involve judgement and complexity, specifically on the classification of the non-controlling interest in the company’s consolidated balance sheet. Further, there is significant judgement in determining whether an equity instrument is currently redeemable or not currently redeemable but probable that the equity instrument will become redeemable. The determination of which have the potentially to materially impact the presentation of the Company’s consolidated financial statements

Variable Interest Entities. In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which we have a variable interest is a variable interest entity. There are various estimates and judgements in our analysis to determine if we must consolidate a variable interest entity as its primary beneficiary.

Goodwill. The Company tests goodwill for impairment at least once annually. An impairment test will also be carried out anytime events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Company is permitted to first assess qualitative factors to determine whether it is more likely than not (this is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the qualitative factors, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. In the first step of the quantitative method, recoverability of goodwill is evaluated by estimating the fair value of the reporting unit’s goodwill using multiple techniques, including a discounted cash flow model income approach and a market approach. Given the level of management estimate involved and the significance of the goodwill balances, the company has classified the accounting for goodwill assets as a critical accounting policy and estimate.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Air T, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the period ended March 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

June 28, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Air T, Inc.

Denver, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Air T, Inc. (the “Company”) and subsidiaries as of March 31, 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor from 2016 to 2018.

Charlotte, North Carolina

June 29, 2018

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2019	2018
Operating Revenues:
Overnight air cargo	$72,978,361	$72,845,353
Ground equipment sales	47,152,125	50,004,507
Ground support services	34,331,784	35,698,171
Commercial jet engines and parts	93,968,014	29,506,873
Printing equipment and maintenance	654,617	6,144,403
Corporate and other	749,577	320,038
	249,834,478	194,519,345

Operating Expenses:
Overnight air cargo	65,099,491	63,049,619
Ground equipment sales	38,911,228	41,567,109
Ground support services	30,376,988	30,135,613
Commercial jet engines and parts	60,948,561	20,502,205
Printing equipment and maintenance	350,116	2,975,999
Research and development	-	195,653
General and administrative	38,376,113	29,138,534
Depreciation and amortization	7,686,070	2,428,732
Impairment on property and equipment	34,504	250,126
(Gain) loss on sale of property and equipment	(13,298)	30,232
	241,769,773	190,273,822

Operating Income	8,064,705	4,245,523

Non-operating Income (Expense):
Gain on sale of marketable securities	81,388	93,066
Foreign currency loss, net	(113,528)	(228,714)
Other-than-temporary impairment loss on investments	(2,000,000)	(1,559,972)
Other investment income (loss), net	(373,060)	121,860
Interest expense, net	(3,427,102)	(1,724,771)
Gain on asset retirement obligation	-	562,500
Bargain purchase acquisition gain	1,983,777	501,880
Unrealized gain (loss) on interest rate swap	145,222	(66,706)
Unrealized gain on transition to equity method	-	721,585
Income (loss) from equity method investments	340,714	(14,644)
	(3,362,589)	(1,593,916)

Income Before Income Taxes	4,702,116	2,651,607

Income Taxes	1,502,184	195,000

Net Income	3,199,932	2,456,607

Net Income Attributable to Non-controlling
Interests	(1,859,937)	(179,498)

Net Income Attributable to Air T, Inc. Stockholders	$1,339,995	$2,277,109

Earnings Per Share:
Basic	$0.66	$1.11
Diluted	$0.66	$1.11

Weighted Average Shares Outstanding:
Basic	2,034,749	2,042,806
Diluted	2,039,892	2,047,685

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2019	2018

Net Income	$3,199,932	$2,456,607

Other Comprehensive Income:

Foreign currency translation gain	225,414	229,615

Unrealized loss on interest rate swaps, net of tax of $70,043 and $0	(235,686)	-

Unrealized net loss on marketable securities, net of tax of $0 and ($324,590)	-	(1,463,942)

Reclassification of other-than-temporary impairment loss on investments, net of gains on sale of marketable securities, included in income, net of tax of $0 and $277,622	-	1,189,284

Total Other Comprehensive Loss	(10,272)	(45,043)

Total Comprehensive Income	3,189,660	2,411,564

Comprehensive Income Attributable to Non-controlling Interests	(1,900,192)	(183,309)

Comprehensive Income Attributable to Air T, Inc. Stockholders	$1,289,468	$2,228,255

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $12,315 and $241,430)*	$12,524,321	$4,803,238
Marketable securities	1,760,052	290,449
Restricted cash	123,409	269,659
Restricted investments	830,925	1,235,405
Accounts receivable, less allowance for doubtful accounts of $754,108 and $801,000 (Delphax $294,296 and $317,000)*	19,077,248	15,157,855
Costs and estimated earnings in excess of billings on uncompleted projects	-	2,012,121
Notes and other receivables-current	5,026,549	658,630
Income tax receivable	158,446	1,557,180
Inventories, net	29,967,037	34,231,005
Prepaid expenses and other (Delphax $58,164 and $72,269)*	1,880,126	1,455,566
Total Current Assets	71,348,113	61,671,108

Assets on lease, net of accumulated depreciation of $6,688,630 and $1,625,237	25,164,497	15,664,606
Property and equipment, net of accumulated depreciation of $5,665,498 and $4,722,016	4,817,912	4,608,565
Cash surrender value of life insurance policies, net of policy loans	122,062	2,356,507
Other tax receivables-long-term (Delphax $311,000 and $311,000)*	311,000	311,000
Deferred income taxes	547,987	-
Investments in funds	463,892	324,854
Investments in securities	621,610	1,026,920
Equity method investments	5,610,874	5,032,268
Other assets	491,328	420,981
Intangible assets, net of accumulated amortization of $2,156,192 and $1,788,598	1,225,257	1,312,472
Goodwill	4,417,605	4,417,605
Total Assets	$115,142,137	$97,146,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $2,134,053 and $2,145,847)*	$12,552,724	$10,181,143
Income tax payable (Delphax $0 and $11,312)*	661,690	23,000
Accrued payroll and related items (Dephax $3,146,395 and $3,244,514)*	8,910,245	7,632,957
Customer deposits (Dephax $0 and $0)*	1,520,000	590,000
Other accrued expenses (Delphax $11,312 and $0)*	4,414,127	3,521,016
Current portion of long-term debt (Delphax $0 and $1,788,285)*	24,735,224	9,229,690
Total Current Liabilities	52,794,010	31,177,806

Long-term debt (Delphax $0 and $0)*	32,917,765	38,855,260
Deferred tax liabilities	-	92,000
Other non-current liabilities	596,598	785,797
Total Liabilities	86,308,373	70,910,863

Redeemable non-controlling interest	5,476,000	1,992,939

Commitments and contingencies (Note 25)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	-	-
Common stock, $.25 par value; 4,000,000 shares authorized, 2,022,637 and 2,043,607 shares issued and outstanding	505,657	510,901
Additional paid-in capital	2,866,695	4,171,869
Retained earnings	21,191,126	20,695,981
Accumulated other comprehensive loss	(205,086)	(260,900)
Total Air T, Inc. Stockholders' Equity	24,358,392	25,117,851
Non-controlling Interests	(1,000,628)	(874,767)
Total Equity	23,357,764	24,243,084
Total Liabilities and Equity	$115,142,137	$97,146,886

See notes to consolidated financial statements.
*Amounts represent balances at Delphax Technologies Inc.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,199,932	$2,456,607
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	(81,388)	(93,066)
(Gain) loss on sale of property and equipment	(13,298)	30,232
Profit from sale of assets on lease	(946,185)	-
Change in inventory reserves	(361,477)	(1,851,036)
Change in accounts receivable reserves	(47,321)	(177,394)
Depreciation and amortization	7,686,070	2,428,731
Amortization of debt issuance cost	224,169	90,028
Impairment	34,504	250,126
Change in cash surrender value of life insurance	(93,254)	(105,057)
Deferred income taxes	(1,158,945)	(10,566)
Gain on asset retirement obligation	-	(562,500)
Gain on bargain purchase, net of tax	(1,983,777)	(501,880)
Change in warranty reserve	335,632	122,686
Other-than-temporary impairment loss on investments	2,000,000	1,559,972
Unrealized (gain) loss on interest rate swap	(145,220)	66,706
Unrealized gain on transition to equity method	-	(721,585)
Unrealized loss on marketable securities	506,620	-
Change in operating assets and liabilities:
Accounts receivable	(1,960,509)	4,744,262
Costs and estimated earnings in excess of billings on uncompleted projects	2,012,121	(2,012,121)
Notes receivable and other non-trade receivables	(4,367,919)	1,640,461
Inventories	9,530,655	(6,757,766)
Prepaid expenses and other assets	(474,400)	331,466
Accounts payable	1,087,414	(1,689,030)
Accrued expenses	4,265,221	1,664,200
Income taxes payable/ receivable	2,037,422	(1,442,493)
Non-current liabilities	(349,707)	261,180
Total adjustments	17,736,428	(2,734,444)
Net cash provided by (used in) operating activities	20,936,360	(277,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,013,921)	(2,519,045)
Proceeds from sale of marketable securities	889,838	720,452
Acquisition of businesses, net of cash acquired	(3,375,700)	(2,400,000)
Cash used for equity method investments	(263,492)	(2,301,026)
Investment in funds	(100,000)	(324,854)
Investment in reinsurance entity	(2,000,000)	-
Capital expenditures related to property and equipment	(1,319,718)	(2,119,138)
Capital expenditures related to assets on lease	(19,149,515)	(18,096,456)
Proceeds from sale of property and equipment	135,537	3,859
Proceeds from sale of assets on lease	4,193,155	-
Net cash used in investing activities	(23,003,816)	(27,036,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	107,511,804	115,533,307
Payments on lines of credit	(109,934,653)	(119,176,727)
Proceeds from term loans	27,725,000	38,441,000
Payments on term loans	(15,730,639)	(4,816,825)
Debt issuance costs	(227,642)	(404,845)
Proceeds from loan against cash surrender value of life insurance policies	2,327,700	-
Earnout payments	(1,533,041)	(1,100,000)
Distribution to non-controlling member	(75,507)	-
Contribution from non-controlling member	210,000	252,000
Payments for repurchase of stock	(744,173)	-
Proceeds from exercise of stock options	17,762	8,638
Net cash provided by financing activities	9,546,611	28,736,548

Effect of foreign currency exchange rates on cash and cash equivalents	95,678	(3,340)

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,574,833	1,419,163
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,072,897	3,653,734
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$12,647,730	$5,072,897

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Finished goods inventory transferred to equipment leased to customers	$-	$251,643
Equipment leased to customers transferred to inventory	-	2,057,417
Non-cash capital expenditures related to property & equipment	57,586	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,880,149	$1,065,785
Income taxes	527,274	1,659,064

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2017	2,042,789	$510,696	$4,205,536	$18,461,347	$(212,047)	$(803,138)	$22,162,394

Net income*				2,277,109		(75,440)	2,201,669

Loss on marketable securities, net of tax					(317,132)		(317,132)

Foreign currency translation gain					225,804	3,811	229,615

Redeemable non-controlling interest			(42,100)				(42,100)

Reclassification due to the Tax Cuts and Jobs Act				(42,475)	42,475		-

Exercise of stock options	818	205	8,433				8,638

Balance, March 31, 2018	2,043,607	$510,901	$4,171,869	$20,695,981	$(260,900)	$(874,767)	$24,243,084

	Equity
	Air T, Inc. Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests*	Equity
Balance, March 31, 2018	2,043,607	$510,901	$4,171,869	$20,695,981	$(260,900)	$(874,767)	$24,243,084

Net income*				1,339,995		(166,116)	1,173,879

Adoption of ASU 2016-01				(106,341)	106,341		-

Foreign currency translation gain					185,159	40,255	225,414

Repurchase of common stock	(22,652)	(5,665)	-	(738,509)			(744,174)

Exercise of stock options	1,682	421	17,342				17,763

Unrealized loss on interest rate swaps, net of tax					(235,686)		(235,686)

Adjustment to fair value of redeemable non-controlling interest			(1,322,516)				(1,322,516)

Balance, March 31, 2019	2,022,637	$505,657	$2,866,695	$21,191,126	$(205,086)	$(1,000,628)	$23,357,764

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation.

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019 AND 2018

Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power and compound the growth in its free cash flow per share over time.

We currently operate in six industry segments:

●	Overnight air cargo, which operates in the air express delivery services industry;

●	Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;

●	Ground support services, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers across the United States;

●

Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies;

●	Printing equipment and maintenance, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and

●	Corporate and other, which acts as the capital allocator and resource for other segments.

Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as its non-wholly owned subsidiaries, Contrail Aviation and Delphax. All intercompany transactions and balances have been eliminated in consolidation.

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

For investments that have a different fiscal year-end, if the difference is not more than three months, the Company elects a 3-month lag to record the change in the investment.

Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash equivalents consist of liquid investments with maturities of three months or less when purchased.

Foreign Exchange - Delphax, which is headquartered in the United States, has subsidiaries in Canada, France, and the United Kingdom. The functional currency of Delphax’s Canadian subsidiary is the U.S. dollar, whereas the functional currency of Delphax’s subsidiaries in France and the United Kingdom is the Euro and Pound Sterling, respectively. Delphax Solutions is headquartered in Canada. The functional currency of Delphax Solutions is the Canadian dollar. The balance sheets of foreign operations with a functional currency of other than the U.S. dollar are translated to U.S. dollars using rates of exchange as of the applicable balance sheet date. The statements of income (loss) items of foreign operations are translated to U.S. dollars using average rates of exchange for the applicable period. The gains and losses resulting from translation of the financial statements of Delphax’s foreign operations are recorded within the accumulated other comprehensive income and non-controlling interests categories of the Company’s consolidated equity.

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

Business Combinations – The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the purchase consideration over the fair value of identifiable net assets acquired. Included in purchase consideration is the estimated acquisition date fair value of any earn-out obligation incurred. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section or, as applicable to redeemable non-controlling interests, between the liabilities and equity sections of the Company’s consolidated balance sheets.

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

Income statement activity of an acquired business is reflected within the Company’s consolidated statements of income commencing with the date of acquisition. Amounts for pre-acquisition periods are excluded.

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

Changes in estimate of the fair value of earn-out obligations subsequent to the acquisition date are not accounted for as part of the acquisition, rather, they are recognized directly in earnings.

Goodwill - The Company tests goodwill for impairment at least once annually. An impairment test will also be carried out anytime events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.

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

The estimated amortizable lives of the intangible assets are as follows:

Years
Software	3
Trade names	5
Certification	5
Non-compete	5
License	5
Patents	9
Customer relationship	10

Inventories – Inventories are carried at the lower of cost or net realizable value. When finished goods units are leased to customers under operating leases, the units are transferred to Property and Equipment. Consistent with aviation industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

Property and Equipment – Property and equipment is stated initially at cost, or fair value if purchased as part of a business combination or, in the case of equipment under capital leases, the present value of future lease payments. Depreciation and amortization are provided on a straight-line basis over the asset’s useful life. Equipment leased to customers is depreciated using the straight line method. Useful lives range from three years for computer equipment, seven years for flight equipment, ten years for deicers and other equipment leased to customers and 30 years for buildings.

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

Revenue Recognition – Substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less, as a result, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations.

We evaluate gross versus net presentation on revenues from products or services purchased and resold in accordance with the revenue recognition criteria outlined in Codification section 606-10, Principal Agent Considerations.

The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income. These pass-through costs totaled $23,578,000 and $23,380,000 for the years ended March 31, 2019 and 2018, respectively.

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

Segments - The Company has six reportable operating segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts, printing equipment and maintenance, corporate and other. The Company assesses the performance of these segments on an individual basis (see Note 24).

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information by business segment for purposes of allocating resources and evaluating financial performance. Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.

Accounting for Redeemable Non-Controlling Interest – As more fully described in Note 25 to the consolidated financial statements, the Company is party to a put/call option agreement with the holder of Contrail’s non-controlling interest. The put/call option permits the Company, at any time after the fifth anniversary of the Company’s acquisition of Contrail Aviation, to call, or purchase, the non-controlling interest from the holder of such interest. The agreement also permits the holder of the non-controlling interest to put, or sell, such interest to the Company. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Based on this guidance, the Company has classified the Contrail Aviation non-controlling interest between the liabilities and equity sections of the accompanying March 31, 2019 and 2018 consolidated balance sheets. If an equity instrument subject to the guidance is currently redeemable, the instrument is adjusted to its maximum redemption amount at the balance sheet date. If the equity instrument subject to the guidance is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), the guidance permits either of the following measurement methods: (a) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, or (b) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument. Because the Contrail Aviation equity instrument will become redeemable solely based on the passage of time, the Company determined that it is probable that the Contrail Aviation equity instrument will become redeemable. Company has elected to apply the second of the two measurement options described above. An adjustment to the carrying amount of a non-controlling interest from the application of the above guidance does not impact net income or comprehensive income in the consolidated financial statements. Rather, such adjustments are treated as equity transactions.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and created Topic 606 (ASC 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and about assets recognized for costs incurred to obtain or fulfill a contract.

Effective April 1, 2018, the Company adopted the standard using the modified retrospective transition method. Results for reporting periods beginning after April 1, 2018 are presented according to ASC 606 while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting policies. The Company applied the standard to all open contracts at the date of the initial application. The main area impacted by ASC 606 includes the recognition of revenue with the Company’s Ground Equipment Sales segment transitioning from percentage of completion to point in time for its government contracts which is included in the product sales revenue stream. Additionally, certain repair service revenues which were previously recorded at a point-in-time upon completion of service are now recognized over-time. Due to the short-term nature of these contracts, over-time recognition does not result in a material difference from point-in-time recognition. The Company calculated the transition adjustment based on the open contracts at April 1, 2018 and concluded that there was an immaterial impact due to the adoption of ASC 606 and thus has not recorded an adjustment.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that amends the guidance on the classification and measurement of financial instruments (Subtopic 825-10). ASU 2016-01 became effective in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of ASC Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity securities were required to reclassify those amounts to beginning retained earnings in the year of adoption. In addition, in February 2018, the FASB updated this Topic and clarified certain aspects of the guidance issued in ASU 2016-01, including the measurement of equity securities without a readily determinable fair value, forward contracts and purchased options and presentation of certain fair value option liabilities. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company adopted the guidance within ASU 2016-01 as of April 1, 2018. As a result, the Company reclassified the beginning amount of accumulated other comprehensive income related to AFS securities to accumulated deficit and all changes in fair values of these securities are reflected in the Company’s consolidated statement of income for the period.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company adopted the guidance within ASU 2016-15 using retrospective application to all periods presented as of April 1, 2018. In addition, the Company elected the cumulative-earnings approach to account for distributions received from equity method investments. Under this approach, distributions are presumed to be returns on investment and classified as operating cash inflows. However, if the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed the entity’s cumulative equity in earnings, such excess is a return of capital and should be classified as cash inflows from investing activities. The adoption of this standard had no impact on the Company’s consolidated financial statements as of March 31, 2019.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one-line item of cash, cash equivalents, and restricted cash. Companies also must disclose the nature of the restrictions. ASU 2016-18 became effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company adopted the guidance within ASU 2016-18 as of April 1, 2018. The impact of ASU 2016-18 on the Company’s financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the statements of cash flows as previously presented in investing activities, as these balances are now included in the beginning and ending cash balances in the statements of cash flows; and (2) included within Note 3 is a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows. The Company continued to hold restricted cash as of March 31, 2019.

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

The Company adopted the standard in the fiscal year beginning April 1, 2019 using the modified retrospective transition method that does not require retrospective adjustment of the comparative periods. The Company engaged third party advisors to assist with the implementation. The Company reviewed existing leases to determine the impact of the adoption of the standard on its consolidated financial statements. Implementation had an immaterial cumulative effect on retained earnings. Adoption resulted in the recognition of right-of-use assets of approximately $10.7 million, and lease liabilities of approximately $11.2 million.

Upon adoption, the Company elected practical expedients related to a) short term lease exemption b) not separate lease and non-lease components c) not reassess whether expired or existing contracts contain leases, d) not reassess lease classification for existing or expired leases and e) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company expects the adoption of the standard will not have a material impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of the standard will not have a material impact on its consolidated financial statements and disclosures.

In August 2018, the FASB amended the Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement Topic of the ASC. The amendment is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendment includes different transition requirements based on the disclosure topic. Changes to disclosure requirements for unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other required disclosure changes should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. The Company expects the adoption of the standard will not have a material impact on its consolidated financial statements and disclosures.

In August 2018, the FASB amended the Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract Topic of the Accounting Standards Codification. The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in the update is permitted, including adoption in any interim period, for all entities. The amendments in the update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company expects the adoption of the standard will not have a material impact on its consolidated financial statements and disclosures.

In October 2018, the FASB updated the Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities of the Accounting Standards Codification. The amendments in this update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall. Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company expects the adoption of the standard will not have a material impact on its consolidated financial statements and disclosures.

2.	EARNINGS PER COMMON SHARE

Basic earnings per share has been calculated by dividing net income attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.

The computation of earnings per common share is as follows:

	Year Ended March 31,
	2019	2018

Net earnings attributable to Air T, Inc.
Stockholders	$1,339,995	$2,277,109
Earnings Per Share:
Basic	$0.66	$1.11
Diluted	$0.66	$1.11
Weighted Average Shares Outstanding:
Basic	2,034,749	2,042,806
Diluted	2,039,892	2,047,685

3.	RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2019	March 31, 2018

Cash and cash equivalents	$12,524,321	$4,803,238
Restricted cash	123,409	269,659
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$12,647,730	$5,072,897

4.	CASH SURRENDER VALUE OF LIFE INSURANCE

The Company is the beneficiary of corporate-owned life insurance policies on certain former employees with a net cash surrender value of approximately $122,000 and $2,357,000 at March 31, 2019 and March 31, 2018, respectively.

In fiscal 2019, the Company received proceeds of approximately $2,300,000, respectively through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at March 31, 2019.

5.	INVESTMENTS IN SECURITIES

The Company adopted ASU 2016-01 as of April 1, 2018. As a result of adoption of this guidance, the Company now recognizes changes in fair value of these securities in the Consolidated Statements of Income.

During the year ended March 31, 2019, the Company had gross unrealized gains aggregating to $71,000 and gross unrealized losses aggregating to $617,000, which are included in the Consolidated Statements of Income.

All investments in marketable securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

In June 2018, the Company invested $2,000,000 in a quota share reinsurance program in the form of participating notes. The investment period is three years; subject to early redemption if applicable. Due to an accumulation of severe and costly wildfires, tropical storms and earthquakes that took place globally in the second half of 2018, the underlying contracts of our investment were adversely affected. The Company recorded an impairment of $2,000,000 during the year ended March 31, 2019.

6.	EQUITY METHOD INVESTMENTS

On January 16, 2018, the Company purchased approximately 1,133,000 shares of Insignia at a price of $1.25 per share for a total cost of approximately $1,416,000, which added to the 1,900,000 shares already owned at that date. After this purchase, the Company owned approximately 26% of Insignia’s total common stock and the Company adopted the equity method of accounting. Subsequent to January 16, 2018, the Company purchased additional shares for a total cost of approximately $385,000. The Company adopted the equity method to account for this investment because of its ability to exercise significant influence, but not control, over the operating and financial policies of Insignia. Air T has elected a three-month lag upon adoption of the equity method and thus reported its investment in Insignia at cost as of March 31, 2018. At March 31, 2018, the Company held approximately 3.4 million shares of Insignia’s common stock representing approximately 28% of the outstanding shares for a total net investment basis of $4,599,000. No basis difference adjustments or allocation of earnings or loss from Insignia was recorded as of March 31, 2018. Previous Accumulated Other Comprehensive Income of $722,000 was relieved into earnings as of the date equity method accounting was triggered, January 16, 2018.

At March 31, 2019, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 30% of the outstanding shares for a total net investment basis of approximately $5,162,000. For the year ended March 31, 2019, the Company recorded approximately $391,000 as its share of Insignia’s net income along with a basis difference adjustment of approximately $92,000. Summarized audited financial information for Insignia for the twelve months ended December 31, 2018 and December 31, 2017 are as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2018	December 31, 2017
Revenue	$33,236,000	$26,430,000
Gross Profit	12,561,000	8,401,000
Operating income (loss)	1,832,000	(908,000)
Net income (loss)	1,399,000	(639,000)
Net income attributable to Air T, Inc. stockholders	$391,000	$-

7.	INVENTORIES

Inventories consisted of the following:

	Year Ended March 31,
	2019	2018
Ground support service parts	$2,553,949	$2,518,942
Ground equipment manufacturing:
Raw materials	2,497,876	3,314,676
Work in process	1,659,516	20,089
Finished goods	972,542	1,768,897
Printing equipment and maintenance:
Raw materials	401,103	1,161,410
Finished goods	1,047,893	553,847
Commercial jet engines and parts	21,031,558	25,452,022
Total inventories	30,164,437	34,789,883
Reserves	(197,400)	(558,878)

Total, net of reserves	$29,967,037	$34,231,005

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Year Ended March 31,
	2019	2018
Furniture, fixtures and improvements	$8,849,418	$7,696,590
Building	1,633,992	1,633,992
	10,483,410	9,330,582
Less accumulated depreciation	(5,665,498)	(4,722,016)
Property and equipment, net	$4,817,912	$4,608,565

9.	INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets consisted of the following:

	March 31, 2019
	Gross	Accumulated	Net Book
	Carrying Amount	Amortization	Value
Tradenames	$580,000	(319,913)	$260,087
Customer relationships	751,000	(194,270)	556,730
Non-compete	69,700	(37,638)	32,062
Certification	47,000	(25,380)	21,620
License	250,000	(59,967)	190,033
Patents	1,090,000	(1,090,000)	-
Software	571,507	(428,309)	143,198
Other	22,242	(715)	21,527

Intangible assets	3,381,449	(2,156,192)	1,225,257

	March 31, 2018
	Gross	Accumulated	Net Book
	Carrying Amount	Amortization	Value
Tradenames	$442,000	(229,480)	$212,520
Customer relationships	751,000	(119,170)	631,830
Non-compete	69,700	(23,698)	46,002
Certification	47,000	(15,980)	31,020
License	250,000	(18,058)	231,942
Patents	1,090,000	(1,090,000)	-
Software	429,128	(291,405)	137,723
Other	22,242	(808)	21,435

Intangible assets	3,101,070	(1,788,598)	1,312,472

Amortization expense was approximately $368,000 and $323,000 for the fiscal year 2019 and 2018, respectively. Most of the net book value of the Company’s amortizable intangibles stems from the Company’s acquisition of Contrail Aviation.

Annual future amortization expense for these intangible assets for the five succeeding years and thereafter is as follows:

Year ending March 31,
2020	$300,539
2021	280,126
2022	205,016
2023	156,470
2024	83,970
Thereafter	199,136
$1,225,257

Goodwill consisted of the following:

	Year Ended March 31,
	2019	2018

Goodwill, at original cost	$4,793,013	$4,793,013

Less accumulated impairment	(375,408)	(375,408)
Goodwill, net of impairment	$4,417,605	$4,417,605

Certain business acquisitions have resulted in the recording of goodwill, which is not amortized. As of March 31, 2019 and 2018, the Company had approximately $4.4 million of goodwill, of which $4.2 million is related to the acquisition of Contrail Aviation. We performed our annual impairment assessment for goodwill of the Contrail reporting unit. In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the Contrail reporting unit including, but not limited to: changes in the carrying amount of the reporting unit; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the results of our annual qualitative assessment conducted as of March 31, 2019 and 2018, the fair value of our Contrail reporting unit exceeded its carrying value and management concluded that no impairment charge was warranted.

10.	BUSINESS COMBINATIONS

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

Worthington is primarily engaged in the business of operating, distributing and selling airplane and aviation parts along with repair services. The Company agreed to acquire the assets and liabilities in exchange for payment to Worthington of $50,000 as earnest money upon execution of the Agreement and a cash payment of $3,300,000 upon closing. Total consideration is summarized in the table below:

Earnest money	$50,000
Cash consideration	3,300,000
Cash acquired	(24,301)
Total consideration	$3,325,699

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

May 4, 2018

ASSETS
Accounts receivable	$1,929,120
Inventories	4,564,437
Other current assets	149,792
Property and equipment	391,892
Other assets	189,607
Intangible assets - tradename	138,000
Total assets	7,362,848

LIABILITIES
Accounts payable	1,289,150
Accrued expenses	175,222
Deferred tax liability	589,000
Total liabilities	2,053,372

Net assets acquired	$5,309,476

Consideration paid	$3,350,000
Less: Cash acquired	(24,301)
Bargain purchase gain	$1,983,777

The transaction resulted in a bargain purchase gain because Worthington was a non-marketed transaction and in financial distress at the time of the acquisition. The seller engaged in a formal bidding process and determined Air T was the best option for Worthington. The tax impact related to the bargain purchase gain was to record a deferred tax liability and record tax expense against the bargain purchase gain of approximately $589,000.  The resulting net bargain purchase gain after taxes was approximately $1,984,000. Total transaction costs incurred in connection with this acquisition were approximately $83,000.

The following table sets forth the revenue and expenses of Worthington, prior to intercompany eliminations, that are included in the Company’s condensed consolidated statement of income for the fiscal year ended March 31, 2019:

Income Statement
Post-Acquisition

Revenue	$15,563,192
Cost of Sales	10,919,841
Operating Expenses	4,364,349
Operating Income	279,002
Non-operating Income	1,808,211
Net Income	$2,087,213

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the fiscal years ended March 31, 2019 and 2018 present consolidated information of the Company as if the acquisition of Worthington had occurred as of April 1, 2017:

	Pro-Forma	Pro-Forma
	Year ended	Year ended
	March 31, 2019	March 31, 2018
Revenue	$251,278,349	$209,706,935
Earnings before taxes	7,881,644	3,594,265
Net income (loss) attributable to Air T, Inc. stockholders	(766,674)	3,734,452
Basic income (loss) per share	(0.38)	1.83
Dilutive income (loss) per share	$(0.38)	$1.82

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of Worthington and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The pro forma for the year ended March 31, 2019 excludes the bargain purchase gain recognized in connection with the acquisition as that gain is included in the pro-forma for the year ended March 31, 2018. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on April 1, 2017.

Other Acquisitions

On December 15, 2017, BCCM, Inc. (“BCCM”), a newly-formed, wholly-owned subsidiary of the Company, completed the acquisition of Blue Clay Capital Management, LLC (“Blue Clay Capital”), an investment management firm based in Minneapolis, Minnesota. In connection with the transaction, BCCM acquired the assets of, and assumed certain liabilities of, Blue Clay Capital in return for payment to Blue Clay Capital of $1.00, subject to adjustment for Blue Clay Capital’s net working capital as of the closing date. The fair value of the assets acquired, and liabilities assumed in connection with the transaction are provisional. Gary S. Kohler, a director of the Company, was the sole owner of Blue Clay Capital. In connection with the transaction, (i) BCCM replaced Blue Clay Capital as the managing general partner of certain investment funds managed by Blue Clay Capital (Blue Clay Capital Partners, LP, Blue Clay Capital Partners CO I, LP, Blue Clay Capital Partners CO III, LP and Blue Clay Capital SMid-Cap LO, LP); (ii) Mr. Kohler entered into an employment agreement with BCCM to serve as its Chief Investment Officer in return for an annual salary of $50,000 plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses; and (iii) David Woodis, President of Blue Clay Capital, entered into an employment agreement with BCCM to serve as its Chief Operating Officer and Chief Financial Officer in return for an annual salary of $125,000 plus revenue sharing and eligibility to participate in discretionary annual bonuses.

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

The following table sets forth the carrying values of Delphax’s assets and liabilities as of March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$12,315	$241,430
Accounts receivable, net	46,844	316,542
Other current assets	58,441	72,269
Total current assets	117,600	630,241
Other tax receivables-long-term	311,000	311,000
Total assets	$428,600	$941,241

LIABILITIES
Current liabilities:
Accounts payable	$2,151,235	$2,145,847
Income tax payable	-	11,312
Accrued expenses	3,157,707	3,244,514
Short-term debt	1,749,779	1,788,285
Total current liabilities	7,058,721	7,189,958
Total liabilities	$7,058,721	$7,189,958

Net assets	$(6,630,121)	$(6,248,717)

The short-term debt is comprised of amounts due from Delphax to Air T, Inc. Those amounts have been eliminated in consolidation. As of March 31, 2019, the outstanding principal amount of the Senior Subordinated Note was approximately $550,000 ($900,000 as of March 31, 2018) and there were no borrowings under the Delphax Senior Credit Agreement. Short-term debt as reflected in the above table includes approximately $1,200,000 and $888,000 of accrued interest, due to the Company from Delphax Technologies, Inc. under the Senior Subordinated Note as of March 31, 2019 and March 31, 2018. As a result of the foreclosure completed by the Company on August 10, 2017, the amount secured by the Delphax Senior Credit Agreement was satisfied.

The assets of Delphax can only be used to satisfy the obligations of Delphax. Furthermore, Delphax’s creditors do not have recourse to the assets of Air T, Inc. or its subsidiaries.

Upon petition by the Company, on August 8, 2017 the Ontario Superior Court of Justice in Bankruptcy and Insolvency adjudged Delphax Canada to be bankrupt. As a result, Delphax Canada ceased to have capacity to deal with its property, which then vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. As of March 31, 2019, the bankruptcy proceedings were ongoing in accordance with Canadian law and, therefore, Delphax Canada was still the primary obligor of its liabilities.

The intercompany balances under the Delphax Senior Subordinated Note as of March 31, 2019 are eliminated in the presentation of the consolidated financial statements.

Delphax’s revenues and expenses are included in our consolidated financial statements herein. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Delphax warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.

As a result of the application of the above-described attribution methodology, for the fiscal years ended March 31, 2019 and March 31, 2018 the attribution of Delphax losses to non-controlling interests was 33% and 33%, respectively.

The following table sets forth the revenue and expenses of Delphax that are included in the Company’s consolidated statements of income and comprehensive income for the years ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018

Operating revenues	$-	$5,835,266

Operating expenses:
Cost of sales	-	3,261,156
General and administrative	285,180	1,399,034
Research and development	-	195,653
Depreciation, amortization and impairment	-	8,007
	285,180	4,863,850
Operating (loss) income	(285,180)	971,416

Non-operating expense, net	(218,203)	(742,120)

(Loss) Income before income taxes	(503,383)	229,296

Income tax benefit	-	311,000

Net (loss) income	$(503,383)	$540,296

Non-operating expense, net, includes intercompany interest expense of approximately $311,000 associated with the Senior Subordinated Note and the Delphax Senior Credit Agreement for the fiscal year ended March 31, 2019 and approximately $670,000 for the fiscal year ended March 31, 2018. This interest expense was eliminated for purposes of net income (loss) presented in the Company’s accompanying consolidated statements of income and comprehensive income for the years ended March 31, 2019 and 2018, though the effect of intercompany interest expense under the Senior Subordinated Note and the Delphax Senior Credit Agreement is reflected in the attribution of Delphax net income or losses attributed to non-controlling interests.

Unconsolidated Variable Interest Entities and Other Entities

BCCM Advisors holds equity interests in certain investment funds as of March 31, 2019 and March 31, 2018. The Company determined that the equity interests it holds as the general partner in the following funds are variable interests based on the applicable GAAP guidance: Blue Clay Capital Partners CO I LP, Blue Clay Capital Partners CO III LP, Blue Clay Capital SMid-Cap LO LP, AO Partners II LP, Blue Clay Pan-Africa Portfolio Fund Ltd and Blue Clay Pan-Africa Fund LP. However, the Company further determined that these funds should not be consolidated as BCCM Advisors is not the primary beneficiary of these variable interest entities. The Company determined that its equity interest in the Blue Clay Capital Master Fund Ltd. is not a variable interest and should not be consolidated based on the applicable GAAP guidance. The Company’s total investment within these investment funds at March 31, 2019 is valued at approximately $464,000. The Company’s exposure to loss is limited to its initial investment.

12.	FINANCING ARRANGEMENTS

On March 29, 2019, Air T entered into an Amended and Restated Credit Agreement with Minnesota Bank & Trust (“MBT”), dated as of March 28, 2019 (the “Amended Agreement”), principally to refinance the Worthington credit facility. The principal changes of the Amended Agreement are as follows: (1) the revolving credit facility increased to $17,000,000; (2) the rate was revised to the greater of (a) 4.00% or (b) the sum of (i) the prime rate minus (ii) 1.00%; (3) three parties were added: (a) Worthington Acquisition, LLC, a wholly-owned subsidiary of Stratus Aero Partners LLC, a wholly-owned subsidiary of the Company; (b) Worthington Aviation, LLC, a wholly-owned subsidiary of Worthington Acquisition, LLC; and (c) Worthington MRO, LLC, a wholly-owned subsidiary of Worthington Acquisition, LLC (collectively, the “Worthington Entities”). The additional funds were applied to repay indebtedness owed by the Worthington Entities under that certain Loan Agreement dated as of May 11, 2018 to MBT. Additionally, the related Amended and Restated Guaranty in favor of MBT, dated as of March 28, 2019, amended that certain Guaranty dated as of December 21, 2017, which also added the Worthington Entities as loan parties.

Borrowings of the Company and its subsidiaries are summarized below at March 31, 2019 and March 31, 2018, respectively. AirCo and Contrail Aviation (“Contrail”) are subsidiaries of the Company in the commercial aircraft, engines and parts segment.

	March 31, 2019	March 31, 2018	Maturity Date	Interest Rate	Priority	Unused commitments

Revolver	$12,403,213	$-	November 30, 2019	Prime - 1%	Secured	$4,596,787
Term Note A	8,750,000	9,750,000	January 1, 2028	1-month LIBOR + 2%	Secured
Term Note B	4,375,000	4,875,000	January 1, 2028	4.50%	Secured
Term Note D	1,607,200	1,674,400	January 1, 2028	1-month LIBOR + 2%	Secured
Air T Debt - MBT	27,135,413	16,299,400

Revolver	3,820,000	5,000,000	May 21, 2019	7.50%	Secured	1,180,000
Term Loan	-	2,404,775	March 26, 2019	7.25%	Secured
Term Loan	450,000	-	December 17, 2019	7.50%	Secured
Term Loan	400,000	-	June 17, 2020	7.25%	Secured
Term Loan	2,100,000	-	June 17, 2020	8.50%
AirCo Debt - MBT	6,770,000	7,404,775

Revolver	-	14,826,062	May 5, 2019	1-month LIBOR + 3%	Secured	20,000,000
Term Loan	8,616,336	9,920,000	January 26, 2021	1-month LIBOR + 3.75%	Secured
Term Loan	15,500,000	-	September 14, 2021	1-month LIBOR + 3.75%	Secured
Contrail Debt - Old National	24,116,336	24,746,062

Total Debt	58,021,749	48,450,238

Less: Unamortized Debt Issuance Costs	(368,760)	(365,288)
Total Debt, net	$57,652,989	$48,084,950

The Air T revolving credit facility, as well as Term Note A, Term Note B and Term Note D are guaranteed by certain subsidiaries of the Company, secured by a first lien on all personal property of the Company and the guaranteeing subsidiaries.

The Contrail revolving credit facility contains affirmative and negative covenants, including covenants that restricted the ability of Contrail Aviation and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates.

The weighted average interest rate on short term borrowings outstanding as of March 31, 2019 and March 31, 2018 is 5.27% and 7.25%, respectively.

At March 31, 2019, our contractual financing obligations, including payments due by period, are as follows:

Fiscal year ended	Amount
2020	$24,735,224
2021	18,188,725
2022	5,067,200
2023	1,567,200
2024	1,567,200
Thereafter	6,896,200
58,021,749
Less: Unamortized Debt Issuance Costs	(368,760)
$57,652,989

The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.

Fair Value of Debts—As of March 31, 2019 and 2018, the carrying amounts reported in the consolidated balance sheets for the Company’s debt instruments approximate the fair values. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debts.

Interest Expense, net - The components of net interest expense during the years ended March 31, 2019 and March 31, 2018 are as follows:

	March 31, 2019	March 31, 2018

Contractual interest	3,290,788	1,695,898
Amortization of deferred financing costs	193,942	90,028
Interest income	(57,628)	(61,154)
Total	3,427,102	1,724,771

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

As of August 1, 2018, these swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815-30. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the consolidated statement of income as interest expense in the same period in which the forecasted transactions (interest payments) affects earnings. As of March 31, 2019 and March 31, 2018, the fair value of the interest-rate swap contracts was a liability of $227,000 and $8,500, respectively, which is included within other non-current liabilities in the consolidated balance sheets. During the year ended March 31, 2019, the Company recorded a gain of approximately $145,000 in the consolidated statement of income (loss) due to the changes in the fair value of the instruments prior to the designation and qualification of these instruments as effective hedges. After the interest rate swaps were deemed effective hedges, the Company recorded a loss of approximately $236,000, net of tax, in the consolidated statement of comprehensive income for changes in the fair value of the instruments.

13.	LEASE ARRANGEMENTS

The Company has operating lease commitments for office equipment and some of its office and maintenance facilities. Refer to “Item 2. Properties” for a summary of the Company’s current operating lease commitments.

At March 31, 2019, future minimum annual lease payments (foreign currency amounts translated using applicable March 31, 2019 exchange rates) are as follows:

Year ended March 31,
2020	$3,133,000
2021	2,115,000
2022	1,625,000
2023	1,241,000
2024	692,000
Thereafter	6,267,000
Total minimum lease payments	$15,073,000

The Company’s rent expense excluding Delphax for operating leases totaled approximately $4,564,000 and $4,520,000 for fiscal 2019 and 2018, respectively, and includes amounts to related parties of $201,000 and $337,000 in fiscal 2019 and 2018, respectively. Delphax’s rent expense totaled $13,000 and $95,000 for fiscal 2019 and 2018, respectively.

14.	ASSETS ON LEASE

The Company leases equipment to third parties, primarily through Contrail which leases engines to third parties under operating lease agreements.

As of March 31, 2019, minimum future rentals under non-cancelable operating leases are as follow:

Year ended March 31,
2020	$3,055,164
2021	710,364
2022	80,264
2023	58,404
2024	4,867
Thereafter	-
Total minimum lease payments	$3,909,063

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following consolidated balance sheet items are measured at fair value:

	Fair Value Measurements at March 31,
	2019	2018

Marketable securities (Level 1)	$3,212,587	$2,552,774
Interest rate swaps (Level 2)	$227,214	$66,706
Acquisition contingent consideration obligations (Level 3)	$488,905	$1,955,987
Redeemable non-controlling interest (Level 3)	$5,476,000	$1,992,939

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

The fair value of the redeemable non-controlling interest is based on a combination of market approach and income approach and is classified as Level 3 in the hierarchy.

The fair value measurements which use significant observable inputs (Level 3), changed due to the following:

	Acquisition Contingent Consideration Obligations	Redeemable Non- Controlling Interest
Beginning Balance as of April 1, 2018	$1,955,987	$1,992,939
Payment of contingent consideration	(1,533,041)	-
Contribution from non-controlling member	-	210,000
Distribution to non-controlling member	-	(75,508)
Net income attributable to non-controlling interests	-	2,026,053
Fair value adjustment	-	1,322,516
Interest accrued on contingent consideration	65,959	-

Ending Balance as of March 31, 2019	$488,905	$5,476,000

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value at March 31, 2019 and 2018.

16.	SHARE REPURCHASE

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the year ended March 31, 2019, the Company repurchased 22,652 shares at an aggregate cost of $743,747. These shares are reflected as retired as of March 31, 2019 in accordance with the intent of the authorized share repurchase program. The Company has reduced common stock and retained earnings to reflect the retirement of those shares.

17.	EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

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

No options were granted under Air T, Inc.’s stock option plan during the fiscal year ended March 31, 2019 and 2018. Stock-based compensation expense with respect to this plan in the amount of $0 was recognized for the year ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was no unrecognized compensation expense related to the Air T Inc. stock options.

No options were granted or exercised during the fiscal year ended March 31, 2019 and 2018 under any of Delphax’s stock option plans.

Option activity, which only reflects the activity of Air T, Inc., is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Life (Years)	Value

Outstanding at March 31, 2017	10,000	$10.08	6.15	$101,000
Granted	-	-
Exercised	(818)	10.56
Forfeited	-	-
Repurchased	-	-
Outstanding at March 31, 2018	9,182	10.03	5.13	140,193
Granted	-	-
Exercised	(1,682)	10.56
Forfeited	-	-
Repurchased	-	-
Outstanding at March 31, 2019	7,500	$9.91	4.07	$152,075
Exercisable at March 31, 2019	7,500	$9.91	4.07	$152,075

18.	MAJOR CUSTOMER

Approximately 29% and 38% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2019 and 2018, respectively. Approximately 20% and 15% of the Company’s consolidated accounts receivable at March 31, 2019 and 2018, respectively, were due from FedEx Corporation.

19.	REVENUE RECOGNITION

Performance Obligations

The following is a description of the Company’s performance obligations as of March 31, 2019:

Type of Revenue	Nature, Timing of Satisfaction of Performance Obligations, and Significant Payment Terms
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

In addition to the above type of revenues, the Company also has Leasing Revenue, which is in scope under Topic 840 (Leases) and out of scope under Topic 606 and Other Revenues (Freight, Management Fees, etc.) which are immaterial for disclosure under Topic 606. In the current fiscal year, the Company also generated revenue from the sale of assets on lease. Proceeds from this sale has been reflected within the cash flows from investing activities on the Company’s consolidated statements of cash flows.

The following table summarizes disaggregated revenues by type:

Year Ended
March 31, 2019
Product Sales
Air Cargo	$23,043,526
Ground equipment sales	45,896,643
Ground support services	9,108,328
Commercial jet engines and parts	78,174,197
Printing equipment and maintenance	591,565
Corporate and other	-
Support Services
Air Cargo	49,781,134
Ground equipment sales	647,714
Ground support services	25,172,445
Commercial jet engines and parts	5,239,282
Printing equipment and maintenance	47,055
Corporate and other	88,893
Leasing Revenue
Air Cargo	-
Ground equipment sales	77,073
Ground support services	-
Commercial jet engines and parts	10,188,727
Printing equipment and maintenance	-
Corporate and other	126,480
Other
Air Cargo	153,701
Ground equipment sales	530,695
Ground support services	51,011
Commercial jet engines and parts	365,808
Printing equipment and maintenance	15,997
Corporate and other	534,204

Total	$249,834,478

The following table summarizes total revenues by segment:

Year Ended
March 31, 2019
Air Cargo	$72,978,361
Ground equipment sales	47,152,125
Ground support services	34,331,784
Printing equipment and maintenance	654,617
Commercial jet engines and parts	93,968,014
Corporate and other	749,577

Total	$249,834,478

See Note 23 for the Company's disaggregated revenues by geographic region and Note 24 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances and Costs

Contract liabilities relate to deferred revenue and advanced customer deposits with respect to product sales. Contract liabilities are included in accrued expenses on the accompanying consolidated balance sheets. The following table presents outstanding contract liabilities and the amount of outstanding April 1, 2018 contract liabilities that were recognized as revenue during the year ended March 31, 2019:

		Outstanding Contract Liabilities as of
		April 1, 2018
	Outstanding Contract Liabilities	Recognized as Revenue
As of March 31, 2019	$1,866,843
As of April 1, 2018	$590,837
For the year ended March 31, 2019		$590,837

Performance obligations related to product sales are expected to be satisfied within one year.

20.	INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Years Ended March 31,
	2019	2018
Current:
Federal	$2,225,000	$(133,000)
State	418,000	183,000
Foreign	23,000	156,000
Total current	2,666,000	206,000
Deferred:
Federal	(1,105,000)	(14,000)
State	(58,816)	3,000
Total deferred	(1,163,816)	(11,000)

Total	$1,502,184	$195,000

Income tax expense was different from the amount computed by applying the statutory federal income tax rate of 21% and 30.8% for fiscal years ended March 31, 2019 and March 31, 2018 each respectively as shown in the following table:

	Year Ended March 31,
	2019		2018
Expected Federal income tax expense U.S. statutory rate	$978,000	21.0%	$818,000	30.8%
State income taxes, net of federal benefit	171,000	3.7%	129,000	4.9%
Permanent differences, other	(61,000)	-1.3%	21,000	0.8%
Micro-captive insurance benefit	(197,000)	-4.2%	(320,000)	-12.1%
Change in valuation allowance	1,405,000	30.2%	(1,116,000)	-42.1%
Domestic production activities deduction	-	0.0%	(15,000)	-0.6%
Income attributable to minority interest - Contrail Aviation	(434,000)	-9.3%	(79,000)	-3.0%
Bargain purchase gain	(417,000)	-9.0%	(155,000)	-5.8%
Tax rate change applied to deferreds	-	0.0%	2,297,000	86.6%
Deferred benefit for outside basis difference recorded on Delphax CFCs	31,000	0.7%	(811,000)	-30.6%
Deferred benefit for increase in Canadian tax credits for Delphax	-	0.0%	(149,000)	-5.6%
Recognition of AMT tax credits as tax receivable	-	0.0%	(311,000)	-11.7%
Other differences, net	26,184	0.6%	(114,000)	-4.3%

Income tax expense	$1,502,184	32.4%	$195,000	7.3%

Delphax Solutions and Delphax Technologies, which generated losses for the periods ending March 31, 2019 and March 31, 2018 is not included in Air T, Inc.’s consolidated tax return and accounts for $383,000 and $973,000 of the above valuation allowance effect for each year, respectively. There is a separate return filed for Delphax Solutions and Delphax Technologies for the periods ending March 31, 2019 and March 31, 2018. Impairment on investment and changes in unrealized losses related to available-for-sale securities accounted for the remaining valuation allowance effect for each year. Deferred tax assets and liabilities consisted of the following as of March 31:

	2019	2018

Accrued vacation	$322,000	$343,000
Property and equipment	-	264,000
Accounts and notes receivable reserve	115,000	103,000
Employee severance reserve	-	549,000
Net operating loss carryforwards	7,516,000	6,083,000
Federal/Canadian tax credits	4,486,000	4,486,000
Unrealized gains/losses	833,000	2,324,000
Outside basis difference on CFCs	1,431,000	-
Investments in partnerships	534,000	-
Disallowed capital loss	463,000	-
Other deferred tax assets	301,000	236,000
Total deferred tax assets	16,001,000	14,388,000

Prepaid expenses	(115,000)	(337,000)
263A inventory capitalization	-	(28,000)
Inventory basis difference	(434,000)	(179,000)
Property and equipment	(233,000)	-
Investments in partnerships	-	(270,000)
Other deferred tax liabilities	(83,000)	(83,000)
Total deferred tax liabilities	(865,000)	(897,000)

Net deferred tax asset	$15,136,000	$13,491,000

Less valuation allowance	(14,658,000)	(13,583,000)

Net deferred tax asset (liability)	$478,000	$(92,000)

Delphax

As described in Note 11, effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 38%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has three foreign subsidiaries located in Canada, France, and the United Kingdom which file tax returns in those jurisdictions. With few exceptions, Delphax is no longer subject to examinations by income tax authorities for tax years before 2014.

Delphax maintains a September 30 fiscal year. The returns for the fiscal year ended September 30, 2018 have not yet been filed. Included in the deferred tax balances above and related to Delphax and its subsidiaries are estimated foreign and domestic tax loss carryforwards of $13.4 million and $15.2 million, respectively as well as foreign research and development credit carryforwards of $4.5 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts beginning in the year 2023. The TCJA repealed the corporate alternative minimum tax and made any minimum tax credit carryforwards to the extent not utilized refundable for tax years beginning after December 31, 2017. As a result, Delphax will be able to receive a refund of its minimum tax credit carryforward of $311,000 beginning in their fiscal year ended September 30, 2019. Previously, a valuation allowance was established against the minimum tax credit carryforward. As a result of the TCJA relating to the refundability of the minimum tax credit carryforward, an income tax benefit was recognized by the Company during the prior period and a long-term income tax receivable was established. Should there be an ownership change for purposes of Section 382 or any equivalent foreign tax rules, the utilization of the previously mentioned carryforwards may be significantly limited. Furthermore, Delphax is currently undergoing bankruptcy proceedings with their Canadian entity (see Note 11) and intends to liquidate both the United Kingdom and French entities as well. The Company anticipates those proceedings will be completed within the next fiscal year. Upon completion, any remaining tax attributes, including net operating losses and credit carryforwards in each respective jurisdiction will be lost. The Company has recorded an outside basis difference in the stock of these entities of $6.4 million, which is the estimated loss that will be recognized in the United States upon their liquidation. See additional information regarding Delphax Canada in Note 11.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets will be recovered. In accounting for the Delphax tax attributes, the Company has established a full valuation allowance of $13.0 million at March 31, 2019 and $13.0 million at March 31, 2018. The cumulative losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against Delphax’s net deferred tax assets.

21.	EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the years ended March 31, 2019 and 2018 was approximately $630,000 and $559,000, respectively, and was recorded in the consolidated statements of income.

The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2019 and 2018 was approximately $2,434,000 and $1,188,000, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2019
Operating Revenues	$60,867	$49,341	$63,623	$76,003
Operating Income	2,604	(1,620)	1,465	5,616
Net Income (Loss) Attributable to Air T, Inc Stockholders	2,829	(1,321)	(2,715)	2,547
Basic Earnings (Loss) per share	1.38	(0.65)	(1.34)	1.25
Diluted Earnings (Loss) per share	1.38	(0.65)	(1.34)	1.25

2018
Operating Revenues	$47,697	$48,861	$44,501	$53,460
Operating Income	2,213	476	552	1,005
Net Income (Loss) Attributable to Air T, Inc Stockholders	968	422	(672)	1,559
Basic Earnings (Loss) per share	0.47	0.21	(0.33)	0.76
Diluted Earnings (Loss) per share	0.47	0.21	(0.33)	0.76

23.	GEOGRAPHICAL INFORMATION

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2019 and March 31, 2018:

	March 31,	March 31,
	2019	2018
United States	$4,946,997	$5,209,831
Foreign	25,035,412	15,063,340
Total property and equipment, net	$29,982,409	$20,273,171

The Company’s tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines on lease at March 31, 2019. The net book value located within each individual country at March 31, 2019 is listed below:

Country	March 31, 2019	March 31, 2018
Australia	$5,186	$-
Mexico	2,680,825	4,352,257
Netherlands	5,541,072	7,084,947
China	16,808,329	-
Romania	-	3,626,136

	$25,035,412	$15,063,340

Total revenue, located in the United States, and outside the United States is summarized in the following table as of March 31, 2019 and March 31, 2018:

	March 31,	March 31,
	2019	2018
United States	$211,816,770	$175,727,524
Foreign	38,017,708	18,791,821
Total revenue	$249,834,478	$194,519,345

24.	SEGMENT INFORMATION

The Company has six reportable segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts, printing equipment and maintenance, corporate and other. Segment data is summarized as follows:

	Year Ended March 31,
	2019	2018
Operating Revenues:
Overnight Air Cargo	$72,978,361	$72,845,353
Ground Equipment Sales:
Domestic	40,706,629	47,394,193
International	6,445,496	2,641,842
Total Ground Equipment Sales	47,152,125	50,036,035
Ground Support Services	34,331,784	35,710,005
Printing Equipment and Maintenance:
Domestic	321,723	3,675,193
International	347,584	2,711,689
Total Printing Equipment and Maintenance	669,307	6,386,882
Commercial Jet Engines and Parts:
Domestic	68,856,992	25,324,231
International	31,224,628	13,438,290
Total Commercial Jet Engines and Parts	100,081,620	38,762,521
Corporate and Other	1,975,748	2,657,837
Intercompany	(7,354,467)	(11,879,288)
Total	$249,834,478	$194,519,345

Operating Income (Loss):
Overnight Air Cargo	$1,911,067	$4,127,322
Ground Equipment Sales	3,419,786	3,840,907
Ground Support Services	(1,266,465)	(179,152)
Printing Equipment and Maintenance	(1,388,434)	(749,846)
Commercial Jet Engines and Parts	11,609,370	2,003,111
Corporate and Other	(6,899,256)	(3,535,774)
Intercompany	678,637	(1,261,045)
Total	$8,064,705	$4,245,523

Capital Expenditures:
Overnight Air Cargo	$57,806	$40,668
Ground Equipment Sales	371,902	219,592
Ground Support Services	150,745	363,420
Printing Equipment and Maintenance	-	181,895
Commercial Jet Engines and Parts	19,679,737	18,305,930
Corporate and Other	209,043	1,104,089
Total	$20,469,233	$20,215,594

Depreciation, Amortization and Impairment:
Overnight Air Cargo	$82,102	$110,810
Ground Equipment Sales	263,945	433,184
Ground Support Services	446,417	471,776
Printing Equipment and Maintenance	9,085	13,135
Commercial Jet Engines and Parts	6,301,426	1,174,764
Corporate and Other	585,247	480,487
Intercompany	32,352	(5,298)
Total	$7,720,574	$2,678,858

25.	COMMITMENTS AND CONTINGENCIES

Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned by Contrail Aviation Support, Inc. (the “Seller”) in July 2016. As part of this purchase, Contrail Aviation agreed to pay contingent additional deferred consideration of up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate. The Company established a liability with a present value of $2,900,000 in the initial allocation of purchase price. This is based on the expectation that the earn-out will be paid at the maximum level. The Company has paid $2,500,000 of contingent consideration as of March 31, 2019 and the remaining liability of $480,000, which includes a current portion of $24,000 and a non-current portion of $456,000, is included in the “Accrued expenses” and “Other non-current liabilities”, respectively, in the consolidated balance sheet at March 31, 2019.

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

26.	RELATED PARTY MATTERS

Since 1979 the Company had leased the Little Mountain Airport in Maiden, North Carolina from a corporation whose stock is owned in part by former officers and directors of the Company and an estate of which certain former directors are beneficiaries. The facility consists of approximately 68 acres with one 3,000 foot paved runway, approximately 20,000 square feet of hangar space and approximately 12,300 square feet of office space. The operations of Air T, MAC and ATGL were headquartered at this facility. The lease for this facility provided for monthly rent of $14,862 and expired on January 31, 2018. Operations conducted at this facility were relocated to a newly constructed, owned facility on July 31, 2017.

During the fiscal year ended March 31, 2016, the Company’s leasing subsidiary has acquired interests in two equipment leases originated by Vantage Financial, LLC (“Vantage”) for aggregate payments to Vantage of approximately $401,250. The interests in the acquired leases entitle the Company’s leasing subsidiary to receive lease payments from the third parties leasing the equipment for a specified period. Pursuant to the agreements between the Company’s leasing subsidiary and Vantage, Vantage’s fees for servicing the equipment leases for the leasing subsidiary (approximately $1,000) were included in the acquisition payments. William R. Foudray, a director of the Company, is the Executive Vice President and a co-founder of Vantage. The amounts paid by the Company’s leasing subsidiary to Vantage to acquire these lease assets represent approximately 1% of Vantage’s outstanding lease assets at March 31, 2016. The servicing income is less than 1% of Vantage’s annual revenues. The agreements ended in fiscal 2019 and as of March 31, 2019, there was no existing plan for renewal.

Contrail Aviation Support, LLC leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a corporation whose stock is owned by Mr. Joseph Kuhn, Chief Executive Officer and Mrs. Miriam Kuhn, Chief Financial Officer equally. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of approximately $161,000 to Cohen Kuhn Properties, LLC pursuant to such lease during the period from April 1, 2018 through March 31, 2019. The lease for this facility expires on June 30, 2021, though the Company has the option to renew the lease for a period of 5 years on the same terms. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.

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

27.	SUBSEQUENT EVENTS

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls

Our Chief Executive Officer and Interim Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2019. Our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2019, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Company's internal control over financial reporting, including those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2019 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information contained under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “ Committees of the Board of Directors,” and “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.

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

In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2019. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 for filing with the Securities and Exchange Commission.

June 28, 2019

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2019, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	7,500	$9.91	-

Equity compensation plans not approved by security holders	-	-	-
Total	7,500	$9.91	-

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

1.          Financial Statements

     a.     The following are incorporated herein by reference in Item 8 of Part II of this report:

(i)	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
(ii)	Report of Independent Registered Public Accounting Firm – BDO USA, LLP
(iii)	Consolidated Balance Sheets as of March 31, 2019 and 2018.
(iv)	Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2019 and 2018.
(v)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2019 and 2018.
(vi)	Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018.
(vii)	Notes to Consolidated Financial Statements.

3.	Exhibits

No.	Description

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

4.1

Specimen Common Stock Certificate of Air T, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Amended Registration Statement on Form S-1/A dated January 22, 2019 (Registration Number 333-228485)

10.1

**Aircraft Dry Lease and Services Agreement effective as of June 1, 2015 between Federal Express Corporation and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (Commission File No. 001-35476)

10.2

Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.3

Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

10.4

Lease Agreement dated as of December 17, 2013 between R.W.B.C., L.L.C. and Global Ground Support, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (Commission File No. 001-35476)

10.5

Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 001-35476)

10.6

Amendment to Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc. dated May 27, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (Commission File No. 001-35476)

10.7

*Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005 (Commission File No. 001-35476)

10.8

*Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (Commission File No. 001-35476)

10.9

*Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014 (Commission File No. 001-35476)

10.10

*Employment Agreement between Air T, Inc. and Brett Reynolds dated May 7, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2018 (Commission File No. 001-35476) (18816904)

10.11

Promissory Note and Business Loan Agreement executed as of March 7, 2018 between Contrail Aviation Support, LLC as Borrower, and Old National Bank as the Lender, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 8, 2018 (Commission File No. 001-35476)

10.12

Promissory Note and Business Loan Agreement executed as of September 14, 2018 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC as Borrower and Old National Bank as the Lender, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 20, 2018 (Commission File No. 001-35476)

10.13

**Engine Sale and Purchase Agreement dated November 2, 2018 between Contrail Aviation Support, LLC and WWTAI AIROPCO II DAC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2018 (Commission File No. 001-35476)

10.14

**Assignment, Assumption and Amendment Agreement dated November 2, 2018 between Contrail Aviation Support, LLC, WWTAI AIROPCO II DAC, and Blue Air Aviation SA f/k/a Blue Air – Airline Management Solutions SRL, assigning the Engine Lease Agreement, dated January 10, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 8, 2018 (Commission File No. 001-35476)

10.15

**Purchase Agreement dated May 12, 2017, by and between Contrail Aviation Support, LLC and China Airlines Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.16

**Engine Sale Agreement dated September 22, 2017, by and between Contrail Aviation Support, LLC and MTU Maintenance Lease Services B.V., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.17

**Purchase Agreement dated September 22, 2017, by and between Contrail Aviation Support, LLC and China Airlines Ltd., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.18

**Lease Agreement dated September 29, 2017, by and between Contrail Aviation Support, LLC and MTU Maintenance Lease Services B.V., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.19

**Purchase Agreement dated October 9, 2017, by and between Contrail Aviation Support, LLC and AirCo 1, LLC, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.20

**Lease Agreement dated December 27, 2017, by and between Contrail Aviation Support, LLC and MTU Maintenance Lease Services B.V., incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.21

**Engine Lease Agreement dated January 10, 2018, by and between Contrail Aviation Support, LLC and Blue Air, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.22

**Engine Sale Agreement dated January 25, 2018, by and between Contrail Aviation Leasing, LLC and AerSale, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.23

**Aircraft Sale & Purchase Agreement dated February 11, 2018, by and between Contrail Aviation Support, LLC and Celestial Aviation Trading 19 Limited, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.24

**Aircraft Sale Agreement dated August 3, 2018, by and between Contrail Aviation Support, LLC and Wilmington Trust SP Services (Dublin) Ltd., incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.25

**Novation and Amendment Agreement dated September 4, 2018, by and between Contrail Aviation Support, LLC, Wilmington Trust SP Services (Dublin) Ltd. and Air Macau Limited, assuming the Aircraft Lease Agreement dated October 26, 2001, New Aircraft No. 1, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.26

**Novation and Amendment Agreement dated September 4, 2018, by and between Contrail Aviation Support, LLC, Wilmington Trust SP Services (Dublin) Ltd. and Air Macau Limited, assuming the Aircraft Lease Agreement dated October 26, 2001, New Aircraft No. 2, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.27

**Aircraft Sale & Purchase Agreement dated October 25, 2018 between Celestial Aviation Trading 22 Limited and Contrail Aviation Support, LLC (for Aircraft MSN 30742), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2018 (Commission File No. 001-35476)

10.28

**Aircraft Sale & Purchase Agreement dated October 25, 2018 between Celestial Aviation Trading 22 Limited and Contrail Aviation Support, LLC (for Aircraft MSN 30741), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2018 (Commission File No. 001-35476)

10.29

**Aircraft Engine Purchase Agreement dated December 13, 2018 between Vallair Solutions SARL and Contrail Aviation Support, LLC, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2019 (Commission File No. 001-35476)

10.30

**Engine Sale and Purchase Agreement, dated January 29, 2019 by and between Contrail Aviation Support, LLC and Cross Ocean Aviation Fund I (Intl) 5 DAC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2019 (Commission File No. 001-35476)

10.31

Form of Air T, Inc. Term Note A in the principal amount of $10,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.32

Form of Air T, Inc. Term Note B in the principal amount of $5,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.33

Form of Air T, Inc. Term Note C in the principal amount of $1,900,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.34

Form of Air T, Inc. Amended and Restated Term Note C in the principal amount of $1,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.35

Form of Air T, Inc. Term Note D in the principal amount of $1,680,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.36

Form of Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.37

Form of Amendment No. 1 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.38

Form of Amendment No. 2 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.39

Form of Air T, Inc. Revolving Credit Note in the principal amount of $10,000,000 to Minnesota Bank & Trust dated December 21, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.40

Form of Amended and Restated Revolving Credit Note in the principal amount of $17,000,000 to Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.41

Form of Air T, Inc. Amended and Restated Revolving Credit Note in the principal amount of $13,000,000 to Minnesota Bank & Trust dated November 12, 2018, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.42

Form of Security Agreement in favor of Minnesota Bank & Trust dated December 21, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.43

Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.44

Form of Subsidiary Guarantee Agreement in favor of Minnesota Bank & Trust dated December 21, 2017, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.45

Form of Amended and Restated Guaranty in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.46

Form of Revolving Credit Note in the principal amount of $10,000,000 to Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.47

Form of Amended and Restated Pledge Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.48

Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.49

Form of Subordination Agreement among AirCo 1, LLC, Air T, Inc. and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.50

Form of AirCo 1, LLC Airframe Acquisition Note in the principal amount of $5,000,000 to Minnesota Bank & Trust dated February 22, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 28, 2018 (Commission File No. 001-35476)

10.51

Form of Term Note from AirCo 1, LLC in the principal amount of $2,100,000 to Park State Bank dated January 18, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.52

Form of Term Note from AirCo 1, LLC in the principal amount of $400,000 to Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.53

Form of Loan Agreement between AirCo 1, LLC and Minnesota Bank & Trust and Park State Bank dated January 18, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.54

Form of Loan Agreement between AirCo 1, LLC and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.55

Second Loan Agreement between AirCo 1, LLC and Minnesota Bank & Trust dated February 22, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 28, 2018 (Commission File No. 001-35476)

10.56

Form of Security Agreement by AirCo 1, LLC in favor of Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.57

Form of Collateral Assignment of Purchase Agreement between AirCo 1, LLC and Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.58

Form of Assignment and Agreement Regarding Disassembly Contract between AirCo 1, LLC, Jet Yard, LLC, and Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.59

Form of Assignment and Agreement Regarding Consignment Agreement between AirCo 1, LLC, AirCo, LLC, and Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.60	Agreement as to Expenses dated as of June 10, 2019, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.61	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.62	Capital Securities Guarantee dated as of June 10, 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.63	Subscription Agreement dated as of June 10, 2019, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.64	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.65	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.66

Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.67	Form of Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.68	Interim Trust Agreement (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485))

10.69

Amended and Restated Trust Agreement dated as of June 10, 2019, incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.70

Certificate of Interim Trust dated September 28, 2018 (incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485))

10.71	Warrant Agency Agreement dated as of June 10, 2019, incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.72*

Reynolds Warrant to Purchase Stock of Air T, Inc. issued November 30, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2018 (Commission File No. 001-35476)

10.73*

Employment Agreement between Air T, Inc. and Brian Ochocki dated June 12, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2019 (Commission File No. 001-35476)

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

23.2	Consent of BDO USA, LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101

The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

* Management compensatory plan or arrangement required to be filed as an exhibit to this report.

** Certain information has been omitted from this exhibit pursuant to the request for confidential treatment submitted to the Securities and Exchange Commission. The omitted information has been separately filed with the Securities and Exchange Commission.

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

AIR T, INC.

By:	/s/ Nick Swenson
Nick Swenson, Chairman, President and
Chief Executive Officer and Director
	(Principal Executive Officer)	Date: June 28, 2019

By:	/s/ Seth Barkett
Seth Barkett, Interim Chief Financial Officer and Director
	(Principal Financial and Accounting Officer)	Date: June 28, 2019

By:	/s/ Raymond Cabillot
	Raymond Cabillot, Director	Date: June 28, 2019

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 28, 2019

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 28, 2019

By:	/ s/ Peter McClung
	Peter McClung, Director	Date: June 28, 2019

By:	/s/ Andrew Stumpf
	Andrew Stumpf, Director	Date: June 28, 2019

By:	/s/ Travis Swenson
	Travis Swenson, Director	Date: June 28, 2019