Form 10-Q
period 2019-06-30
AIR T INC
filed 2019-08-14
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at August 2, 2019	3,030,173

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2019	2018
Operating Revenues:
Overnight air cargo	$18,319,682	$17,640,658
Ground equipment sales	12,248,891	6,384,781
Ground support services	8,516,800	9,047,640
Printing equipment and maintenance	64,270	298,823
Commercial jet engines and parts	16,326,905	27,320,175
Corporate and other	227,987	175,392
	55,704,535	60,867,469

Operating Expenses:
Overnight air cargo	16,518,823	15,174,396
Ground equipment sales	9,730,856	4,937,312
Ground support services	6,963,662	7,805,209
Printing equipment and maintenance	39,047	145,528
Commercial jet engines and parts	8,285,769	20,121,118
General and administrative	10,919,320	8,584,803
Depreciation and amortization	2,026,600	1,485,055
Impairment	6,686	10,346
Loss on sale of property and equipment	2,073	—
	54,492,836	58,263,767

Operating Income	1,211,699	2,603,702

Non-operating Income (Expense):
Gain on sale of marketable securities	36,460	—
Foreign currency gain (loss), net	35,755	(2,182)
Other-than-temporary impairment loss on investments	(814,558)	—
Other investment income (loss), net	162,957	(315,507)
Interest expense	(1,023,622)	(707,199)
Unrealized gain on interest rate swap	—	97,337
Gain on settlement of bankruptcy	4,509,302	—
Bargain purchase acquisition gain	34,244	1,983,777
Income (loss) from equity method investments	(320,578)	9,183
	2,619,960	1,065,409

Income Before Income Taxes	3,831,659	3,669,111

Income Tax Expense (Benefit)	(324,000)	387,000

Net Income	4,155,659	3,282,111

Net (Income) Attributable to Non-controlling
Interests	$(2,373,307)	$(453,417)

Net Income Attributable to Air T, Inc. Stockholders	$1,782,352	$2,828,694

Income Per Share:
Basic	$0.79	$0.92
Diluted	$0.79	$0.92

Weighted Average Shares Outstanding:
Basic	2,252,698	3,065,411
Diluted	2,256,868	3,074,547
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30, 2019
	2019	2018

Net income	$4,155,659	$3,282,111

Other comprehensive income (loss):

Foreign currency translation gain (loss)	(18,130)	47,660

Unrealized loss on interest rate swaps, net of tax of $52,316 and $0 respectively	(176,038)	—

Total Other Comprehensive Income (Loss)	(194,168)	47,660

Total Comprehensive Income	3,961,491	3,329,771

Comprehensive Income Attributable to Non-controlling Interests	(2,385,532)	(470,569)

Comprehensive Income Attributable to Air T, Inc. Stockholders	$1,575,959	$2,859,202
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Delphax $9,430 and $12,315)*	$16,196,626	$12,524,321
Marketable securities	1,752,727	1,760,052
Restricted cash	68,979	123,409
Restricted investments	796,958	830,925
Accounts receivable, net of allowance for doubtful accounts of $574,086 and $754,108 (Delphax $291,337 and $294,296)*	23,723,077	19,077,248
Notes and other receivables-current	7,170,143	5,026,549
Income tax receivable	883,131	158,446
Inventories, net	36,528,777	29,967,037
Prepaid expenses and other (Delphax $9,672 and $58,164)*	1,795,614	1,880,126
Total Current Assets	88,916,032	71,348,113

Assets on lease, net of accumulated depreciation of $6,397,157 and $6,688,630	17,982,582	25,164,497
Property and equipment, net of accumulated depreciation of $5,977,699 and $5,665,498	4,752,051	4,817,912
Right-of-use assets	10,071,405	—
Cash surrender value of life insurance policies, net of policy loans	101,259	122,062
Other tax receivables-long-term (Delphax $0 and $311,000)*	—	311,000
Deferred income taxes	600,303	547,987
Investments in funds	318,020	463,892
Investments in securities	557,329	621,610
Equity method investments	4,475,738	5,610,874
Other assets	297,507	491,328
Intangible assets, net of accumulated amortization of $2,207,571 and $2,156,192	1,161,111	1,225,257
Goodwill	4,417,605	4,417,605
Total Assets	$133,650,942	$115,142,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Delphax $96,109 and $2,134,053)*	$13,296,498	$12,552,724
Income tax payable	550,727	661,690
Accrued payroll and related items (Delphax $401,275 and $3,146,395 )*	2,729,056	8,910,245
Customer deposits	2,794,277	1,520,000
Accrued insurance liability	1,254,396	1,119,853
Other accrued expenses (Delphax $0 and $11,312)*	3,905,819	2,953,176
Deferred income	5,599,423	341,098
Current portion of long-term debt	27,774,151	24,735,224
Short-term lease liability	2,486,842	—
Total Current Liabilities	60,391,189	52,794,010

Long-term debt	36,285,910	32,917,765
Long-term lease liability	8,071,541	—
Other non-current liabilities	1,229,495	596,598
Total Liabilities	105,978,135	86,308,373

Redeemable non-controlling interest	6,685,000	5,476,000

Commitments and contingencies (Note 17)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,015,087 and 2,022,637 shares issued and outstanding	753,770	505,657
Additional paid-in capital	1,629,202	2,866,695
Retained earnings	17,970,387	21,191,126
Accumulated other comprehensive loss	(411,479)	(205,086)
Total Air T, Inc. Stockholders' Equity	19,941,880	24,358,392
Non-controlling Interests	1,045,927	(1,000,628)
Total Equity	20,987,807	23,357,764
Total Liabilities and Equity	$133,650,942	$115,142,137
* Amounts related to Delphax as of June 30, 2019 and March 31, 2019, respectively.
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,155,659	$3,282,111
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) Loss on sale of marketable securities	(36,460)	10,828
Loss on sale of property and equipment	2,073	1,661
Change in inventory reserves	(4,087)	91,547
Change in accounts receivable reserves	(180,022)	(45,628)
Depreciation and amortization	2,033,286	1,495,401
Amortization of debt issuance costs	73,467	—
Impairment of investment	814,558	—
Change in cash surrender value of life insurance	20,803	(15,782)
Gain on settlement of bankruptcy	(4,509,302)	—
Gain on bargain purchase	(34,244)	(1,983,777)
Change in warranty reserve	335,632	(980)
Unrealized loss on marketable securities	6,105	322,477
Unrealized gain on interest rate swap	—	(97,337)
Change in operating assets and liabilities:
Accounts receivable	(4,254,064)	29,564
Notes receivable and other non-trade receivables	(2,046,291)	(2,221,930)
Inventories	2,374,836	11,319,597
Prepaid expense and other assets	677,015	288,286
Accounts payable	2,801,237	3,942,185
Accrued expenses	3,898,519	(1,982,397)
Income taxes payable/receivable	(835,646)	205,583
Non-current liabilities	94,482	75,525
Total adjustments	1,231,897	11,434,823
Net cash provided by operating activities	5,387,556	14,716,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(27,211)	(784,443)
Proceeds from sale of marketable securities	309,012	—
Acquisition of businesses, net of cash acquired	(500,000)	(3,325,700)
Cash used for equity method investments	—	(197,532)
Investment in reinsurance entity	—	(2,000,000)
Capital expenditures related to property & equipment	(297,967)	(459,575)
Capital expenditures related to assets on lease	(3,298,343)	—
Proceeds from sale of property and equipment	33,995	50,602
Net cash used in investing activities	(3,780,514)	(6,716,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	24,446,825	28,933,742
Payments on lines of credit	(17,143,130)	(38,156,091)
Proceeds from term loan	—	3,400,000
Payments on term loan	(7,026,081)	(1,404,800)
Debt issuance costs	(46,319)	(35,702)
Distribution to non-controlling member	(115,000)	(47,051)
Payments for repurchase of stock	(126,317)	—
Proceeds from exercise of warrants	2,018,217	—
Net cash provided by financing activities	2,008,195	(7,309,902)

Effect of foreign currency exchange rates on cash and cash equivalents	2,638	2,072

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3,617,875	692,456
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	12,647,730	5,072,897
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$16,265,605	$5,765,353

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital expenditures related to property & equipment	$71,703	$—
Equipment leased to customers transferred to inventory	8,818,109	234,151
Issuance of Debt - Trust Preferred Securities	4,000,000	—
Issuance of warrant liability	840,000	—
Exercise of warrants	(84,092)	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	678,610	629,264
Income taxes	29,634	181,417
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2018	2,043,607	$510,901	$4,171,869	$20,695,981	$(260,900)	$(874,767)	$24,243,084

Net income*	—	—	—	2,828,694	—	(46,259)	2,782,435

Reclassification of unrealized loss on marketable securities, net of tax	—	—	—	(106,341)	106,341	—	—

Foreign currency translation gain	—	—	—	—	30,508	17,152	47,660

Balance, June 30, 2018	2,043,607	$510,901	$4,171,869	$23,418,334	$(124,051)	$(903,874)	$27,073,179

	Equity
	Air T, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2019	2,022,637	$505,657	$2,866,695	$21,191,126	$(205,086)	$(1,000,628)	$23,357,764

Net income*	—	—	—	1,782,352	—	2,034,330	3,816,682

Repurchase of Common Stock	(17,424)	(4,356)	—	(121,961)	—	—	(126,317)

Stock Split	1,009,874	252,469	(252,469)	—	—	—	—

Issuance of Debt - Trust Preferred Securities	—	—	—	(4,000,000)	—	—	(4,000,000)

Issuance of Warrants				(840,000)			(840,000)

Adoption of ASC 842 - Leasing	—	—	—	(41,130)	—	—	(41,130)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(176,038)	—	(176,038)

Foreign currency translation gain (loss)	—	—	—	—	(30,355)	12,225	(18,130)

Adjustment to fair value of redeemable non-controlling interest	—	—	(985,024)	—	—	—	(985,024)

Balance, June 30, 2019	3,015,087	$753,770	$1,629,202	$17,970,387	$(411,479)	$1,045,927	$20,987,807

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
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2019. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year.
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

Recently Issued Accounting Pronouncements

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
The following is a description of the Company’s performance obligations:

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

In addition to the above type of revenues, the Company also has Leasing Revenue, which is in scope under Topic 842 (Leases) and out of scope under Topic 606 and Other Revenues (Freight, Management Fees, etc.) which are immaterial for disclosure under Topic 606.

The following table summarizes disaggregated revenues by type:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Product Sales
Air cargo	$5,414,377	$5,519,611
Ground equipment sales	12,002,366	6,169,103
Ground support services	2,266,859	2,422,581
Commercial jet engines and parts	11,170,632	25,029,114
Printing equipment and maintenance	48,440	286,642
Corporate and other	—	—
Support Services
Air cargo	12,894,182	12,096,874
Ground equipment sales	104,545	100,592
Ground support services	6,213,354	6,605,265
Commercial jet engines and parts	1,410,027	965,826
Printing equipment and maintenance	10,745	7,658
Corporate and other	40,552	—
Leasing Revenue
Air cargo	—	—
Ground equipment sales	20,357	31,002
Ground support services	—	—
Commercial jet engines and parts	3,714,048	1,201,510
Printing equipment and maintenance	—	—
Corporate and other	45,418	40,067
Other
Air cargo	11,123	24,174
Ground equipment sales	121,623	84,084
Ground support services	36,588	19,795
Commercial jet engines and parts	32,197	123,724
Printing equipment and maintenance	5,085	4,523
Corporate and other	142,017	135,324

Total	$55,704,535	$60,867,469
The following table summarizes total revenues by segment:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Air cargo	$18,319,682	$17,640,658
Ground equipment sales	12,248,891	6,384,781
Ground support services	8,516,800	9,047,640
Commercial jet engines and parts	16,326,905	27,320,175
Printing equipment and maintenance	64,270	298,823
Corporate and other	227,987	175,392

Total	$55,704,535	$60,867,469
See Note 15 for the Company's disaggregated revenues by geographic region and Note 16 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities and the amount of outstanding April 1, 2019 contract liabilities that were recognized as revenue during the quarter June 30, 2019:

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2019 Recognized as Revenue
As of June 30, 2019	$8,393,700
As of April 1, 2019	$1,866,843
For the quarter ended June 30, 2019		$447,341

Contract assets primarily relate to deposits paid to customers. The following table presents the amount of contract assets as of April 1, 2019 and June 30, 2019:

Contract assets
As of June 30, 2019	$4,621,096
As of April 1, 2019	$1,743,460

3.	Business Combinations
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$16,196,626	$12,524,321
Restricted cash	68,979	123,409
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,265,605	$12,647,730

5.	Cash Surrender Value of Life Insurance
The Company is the beneficiary of corporate-owned life insurance policies on certain former employees with a net cash surrender value of approximately $101,259 and $122,062 at June 30, 2019 and March 31, 2019, respectively.

6.    Income Taxes

During the three months ended June 30, 2019, the Company recorded $324,000 in income tax benefit at an effective rate of (8.46)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2019 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the liquidation of Delphax UK and Delphax Canada as mentioned in Footnote 13 and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.

During the three months ended June 30, 2018, the Company recorded $387,000 in income tax expense which resulted in an effective tax rate of 10.50%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the three months ended June 30, 2018 were related to the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary afforded under Section 831(b) and the presentation of the tax impact of the Worthington bargain purchase gain and state income tax expense.

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

	Three Months Ended June 30,
	2019	2018
Net Income Attributable to Air T, Inc. Stockholders	$1,782,352	$2,828,694
Income Per Share:
Basic	$0.79	$0.92
Diluted	$0.79	$0.92
Weighted Average Shares Outstanding:
Basic	2,252,698	3,065,411
Diluted	2,256,868	3,074,547

On June 10, 2019, the Company effected a three-for-two stock split of its common stock in the form of a 50% stock dividend to shareholders of record as of June 4, 2019. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly-issued shares was recorded with the offset to additional paid-in capital.

With respect to our June 30, 2019 Quarterly Report on Form 10-Q, the effect of the stock split was recognized retroactively in the stockholders’ equity accounts in the Condensed Consolidated Balance Sheets, and in all share data in the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. With respect to our March 31, 2019 Annual Report on Form 10-K, the effect of the stock split on per share amounts and weighted average common shares outstanding for each of the two fiscal years ended March 31, 2019 and March 31, 2018 are as follows:

	Fiscal year ended
	2019	2018
Net Income Attributable to Air T, Inc. Shareholders	1,339,995	2,277,109

Weighted-average common shares outstanding
Basic	3,052,124	3,064,209

Diluted	3,059,838	3,071,528

Basic earnings per common share	$0.44	$0.74

Diluted earnings per common share	$0.44	$0.74

8.	Investments in Securities
As of June 30, 2019, the Company had a gross unrealized gain aggregating to $319,000 and gross unrealized losses aggregating to $268,000, which are included in the Consolidated Statement of Income.
All investments in marketable securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

9.	Equity Method Investments
The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. At June 30, 2019, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 30% of the outstanding shares. For the quarter ended June 30, 2019, the Company recorded approximately $322,000 as its share of Insignia’s net loss for the three months ended March 31, 2019 along with a basis difference adjustment of approximately $24,000. In addition, due to the adverse financial results as reported in Insignia's Form 10Q for the quarter ended March 31, 2019, the Company determined that it has suffered from an other-than-temporary impairment in its investment in Insignia . As such, the Company recorded an impairment charge of $814,558 during the quarter ended June 30, 2019. After the impairment, the Company's net investment basis in Insignia is $4,001,106 as of June 30, 2019.
Summarized unaudited financial information for Insignia for the three months ended March 31, 2019 and March 31, 2018 is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue	$5,140,000	$7,419,000
Gross Profit	774,000	2,746,000
Operating income (loss)	(1,337,000)	232,000
Net income (loss)	(1,096,000)	164,000
Net income (loss) attributable to Air T, Inc. stockholders	$(322,000)	$5,000

10.	Inventories
Inventories consisted of the following:

	June 30, 2019	March 31, 2019
Ground support service parts	$2,580,196	$2,553,949
Ground equipment manufacturing:
Raw materials	3,017,469	2,497,876
Work in process	1,351,370	1,659,516
Finished goods	643,763	972,542
Printing equipment and maintenance
Raw materials	—	401,103
Finished goods	1,438,161	1,047,893
Commercial jet engines and parts	27,691,133	21,031,558
Total inventories	$36,722,092	$30,164,437
Reserves	(193,315)	(197,400)
Total inventories, net of reserves	$36,528,777	$29,967,037

11.	Leases
The Company has operating leases for the use of real estate, machinery, and office equipment. The majority of our leases have a lease term of 2 to 5 years; however, we have certain leases with longer terms of up to 30 years. Many of our leases include options to extend the lease for an additional period.
The lease term for all of the Company’s leases includes the non-cancellable period of the lease, plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor that is considered likely to be exercised.
Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments. Variable payments are typically operating costs associated with the underlying asset and are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Our leases do not contain residual value guarantees.
The Company has elected to combine lease and non-lease components as a single component and not to recognize leases on the balance sheet with an initial term of one year or less.
The interest rate implicit in lease contracts is typically not readily determinable, and as such the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
The components of lease cost for the quarter ended are as follows:

Three Months Ended June 30, 2019
Operating lease cost	$819,854
Short-term lease cost	274,156
Variable lease cost	135,613
Sublease income	—
Total lease cost	$1,229,623
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the quarter ended June 30, 2019 were as follows:

June 30, 2019
Operating leases
Operating lease right-of-use assets	$10,071,405
Operating lease liabilities	10,558,383

Weighted-average remaining lease term	12.08 years
Operating leases

Weighted-average discount rate	4.51%
Operating leases
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the quarter ended June 30, 2019 are as follows:

Operating Leases
2020 (excluding the three months ended June 30, 2019)	(2,267,538)
2021	(2,122,870)
2022	(1,621,902)
2023	(1,268,783)
2024	(691,886)
2025	(457,798)
Thereafter	(5,809,603)
Total undiscounted lease payments	(14,240,380)
Less: Interest	(3,023,181)
Less: Discount	(658,816)
Total lease liabilities	(10,558,383)
At March 31, 2019, future minimum annual lease payments (foreign currency amounts translated using applicable March 31, 2019 exchange rates) are as follows:

Year ended March 31,
2020	3,133,000
2021	2,115,000
2022	1,625,000
2023	1,241,000
2024	692,000
Thereafter	6,267,000
Total minimum lease payments	15,073,000

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at June 30, 2019 and March 31, 2019, respectively. AirCo, Contrail Aviation (“Contrail”) are subsidiaries of the Company in the commercial jet engines and parts segment.

	June 30, 2019	March 31, 2019	Maturity Date	Interest Rate	Unused commitments
Revolver - MB&T	$14,830,650	$12,403,213	November 30, 2019	Prime - 1%	$2,169,351
Term Note A - MB&T	8,500,000	8,750,000	January 1, 2028	1-month LIBOR + 2%
Term Note B - MB&T	4,250,000	4,375,000	January 1, 2028	4.5%
Term Note D - MB&T	1,590,400	1,607,200	January 1, 2028	1-month LIBOR + 2%
Debt - Trust Preferred Securities	6,102,310	—	June 7, 2049	8%
Air T Debt	35,273,360	27,135,413

Revolver - MB&T	—	3,820,000	May 21, 2019	7.5%	5,000,000
Revolver - MB&T	4,876,259	—	November 30, 2019	greater of 6.50% or Prime + 2%	5,123,741
Term Loan - MB&T	—	450,000	December 17, 2019	7.50%
Term Loan - MB&T	—	400,000	June 17, 2020	7.25%
Term Loan - Park State	2,100,000	2,100,000	June 17, 2020	8.50%
AirCo Debt	6,976,259	6,770,000

Revolver	—	—	May 5, 2019	1-month LIBOR + 3%	—
Term Loan	8,152,054	8,616,336	January 26, 2021	1-month LIBOR + 3.75%
Term Loan	14,000,000	15,500,000	September 14, 2021	1-month LIBOR + 3.75%
Contrail Debt - Old National	22,152,054	24,116,336

Total Debt	64,401,673	58,021,749

Less: Unamortized Debt Issuance Costs	(341,612)	(368,760)
Total Debt, net	$64,060,061	$57,652,989
At June 30, 2019, our contractual financing obligations, including payments due by period, are as follows:

Due by	Amount
June 30, 2020	$27,774,151
June 30, 2021	17,319,212
June 30, 2022	3,567,200
June 30, 2023	1,567,200
June 30, 2024	1,567,200
Thereafter	12,606,710
64,401,673
Less: Unamortized Debt Issuance Costs	(341,612)
$64,060,061

On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of three securities as enumerated below:

•	A dividend of one additional share for every two shares already held (a 50% stock dividend, or the equivalent of a 3-for-2 stock split). See Footnote 7 for discussion.

•
The Company issued and distributed to existing common shareholders an aggregate of 1,600,000 trust preferred capital security ("TruPs") shares (aggregate $4,000,000 stated value) and an aggregate of 8,400,000 warrants ("Warrants") (representing warrants to purchase $21,000,000 in stated value of TruPs). The Warrants are exercisable for one year from issuance.

•
The Company entered into an 8% Junior Subordinated Debenture (“Debenture”) to pay to Air T Funding ("the Trust") a principal sum of $4,000,000 on June 7, 2049, and to pay interest on said principal sum quarterly at the rate of 8.0% per annum. The Company's Debenture and the Trust's associated note receivable (the "Note") are eliminated in the Company's consolidated financial statements, and Debt - Trust Preferred Securities is presented as a component of long-term debt on our consolidated balance sheets.

The issuance of the TruPs and Warrants is disclosed on our consolidated statements of equity as well as within the supplemental non-cash disclosure of the Company's consolidated statements of cash flows. As of June 30, 2019, 840,924 Warrants have been exercised. As a result, the amount outstanding on the Company's Debt - Trust Preferred Securities is $6,102,310 as of June 30, 2019.

At June 30, 2019, the Company had Warrants outstanding and exercisable to purchase 7,559,076 shares of its TruPs at an exercise price of $2.40 per share, which represents a discount to the $2.50 face value of each Trust Preferred Security. The Warrants will expire on June 7, 2020 or earlier upon redemption or liquidation.

Fair Value Measurement as of June 30, 2019
Warrant liability (Level 2)	$755,907

As of June 30, 2019, the Warrants are recorded within "Other non-current liabilities" on our consolidated balance sheets. Fair value measurement was based on market activity and trading volume as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy (Level 2 is defined as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability).
On April 3, 2019, AirCo entered into a revolving line of credit agreement with MBT in the amount of $10,000,000 with a maturity date of November 30, 2019. The annual interest rate is stated at the greater of 6.50% or the sum of the Prime Rate plus 2.00%. AirCo used the proceeds from this transaction to pay off the outstanding balances on their term loans.
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
As of August 1, 2018, these swap contracts were designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815-30. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the consolidated statement of income as interest expense in the same period in which the underlying hedge transaction affects earnings. As of June 30, 2019 and March 31, 2019, the fair value of the interest-rate swap contracts was a liability of $456,000 and $227,000, respectively, which is included within other non-current liabilities in the consolidated balance sheets. During the three months ended June 30, 2019, the Company recorded a loss of approximately $176,038, net of tax, in the consolidated statement of comprehensive income for changes in the fair value of the instruments.

13.	Variable Interest Entities
A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 - Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

The Company concluded that its investments in Delphax’s equity and debt, and its investment in the Delphax warrant, each constituted a variable interest. In addition, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. The Company consolidated Delphax in its consolidated financial statements beginning on that date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,430	$12,315
Accounts receivable, net	49,844	46,844
Other current assets	9,672	58,441
Total current assets	68,946	117,600
Other tax receivables-long-term		311,000
Total assets	$68,946	$428,600
LIABILITIES
Current liabilities:
Accounts payable	$96,109	$2,151,235
Accrued expenses	401,275	3,157,707
Short-term debt	—	1,749,779
Total current liabilities	497,384	7,058,721
Total liabilities	$497,384	$7,058,721
Net Liabilities	$(428,438)	$(6,630,121)
Upon petition by the Company, on August 8, 2017 the Ontario Superior Court of Justice in Bankruptcy and Insolvency adjudged Delphax Canada to be bankrupt. As a result, Delphax Canada ceased to have capacity to deal with its property, which then vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. As of June 30, 2019, the bankruptcy proceedings were finalized in accordance with Canadian law and, therefore, Delphax Canada was legally discharged of its liabilities. The conclusion of the bankruptcy proceedings also resulted in the dissolution of Delphax Canada. In addition, on June 11, 2019, the Company has also fully dissolved Delphax UK. As such, the only Delphax entity that remains in existence as of June 30, 2019 is Delphax France. The Company extinguished the assets and liabilities of Delphax Canada and Delphax UK during the quarter ended June 30, 2019 and recognized a gain on dissolution of entities of $4,509,302.
Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through June 30, 2019. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Delphax warrant provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Warrant is entitled to participate in such dividends on a ratable basis as if the Warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.
As a result of the application of the above-described attribution methodology, for the quarters ended June 30, 2019 and June 30, 2018 the attribution of Delphax losses to non-controlling interests was 33% and 33%, respectively.
The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
Operating Revenues	$—	$—

Operating Expenses:
Cost of sales	—	—
General and administrative	72,748	52,260
	72,748	52,260

Operating Loss	(72,748)	(52,260)

Non-operating Income (Expenses), net	6,237,385	(87,917)

Income (Loss) Before Income Taxes	6,164,637	(140,177)

Income Taxes	—	—

Net Income (Loss)	$6,164,637	$(140,177)
Unconsolidated Variable Interest Entities and Other Entities
As discussed in Note 3, BCCM Advisors holds equity interests in certain investment funds as of June 30, 2019 and March 31, 2019. The Company determined that the equity interests it holds as the general partner in the following funds are variable interests based on the applicable GAAP guidance: Blue Clay Capital Partners CO I LP, Blue Clay Capital Partners CO III LP, Blue Clay Capital SMid-Cap LO LP and AO Partners II LP. However, the Company further determined that these funds should not be consolidated as BCCM Advisors is not the primary beneficiary of these variable interest entities. The Company determined that its equity interest in the Blue Clay Capital Master Fund Ltd. is not a variable interest and should not be consolidated based on the applicable GAAP guidance. The Company’s total investment within these investment funds at June 30, 2019 is valued at approximately $318,020. The Company’s exposure to loss is limited to its initial investment.
As mentioned in Footnote 12, Financing Arrangements, the Company formed the Trust to issue and distribute TruPs and Warrants to our existing shareholders. The Company determined that it holds variable interest in the Trust and therefore, is the primary beneficiary of the Trust. As such, the Company consolidated the Trust as of June 30, 2019.

14.	Share Repurchase
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the three months ended June 30, 2019, the Company repurchased 17,424 shares at an aggregate cost of $126,317. These shares are reflected as retired as of June 30, 2019 in accordance with the intent of the authorized share repurchase program. The Company has reduced common stock and retained earnings to reflect the retirement of those shares.

15.	Geographical information
Total property and equipment, including assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
United States	$4,865,948	$4,946,997
Foreign	17,868,685	25,035,412
Total property and equipment, net	$22,734,633	$29,982,409

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at June 30, 2019. The net book value located within each individual country at June 30, 2019 and March 31, 2019 is listed below:

	June 30, 2019	March 31, 2019
Australia	$3,594	$5,186
Mexico	2,262,967	2,680,825
Netherlands	5,350,275	5,541,072
China	10,251,849	16,808,329
Total property and equipment, net	$17,868,685	$25,035,412
Total revenue, in and outside the United States is summarized in the following table for the three months ended June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018
United States	$46,127,349	$54,662,311
Foreign	9,577,186	6,205,158
Total revenue	$55,704,535	$60,867,469

16.    Segment Information
The Company has six business segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts segment, printing equipment and maintenance and corporate and other. Segment data is summarized as follows:

	Three Months Ended June 30,
	2019	2018
Operating Revenues by Segment:
Overnight Air Cargo	$18,319,682	$17,640,658
Ground Equipment Sales:
Domestic	10,858,891	5,292,017
International	1,390,000	1,095,097
Total Ground Equipment Sales	12,248,891	6,387,114
Ground Support Services	8,516,800	9,047,640
Printing Equipment and Maintenance
Domestic	21,684	194,792
International	46,186	107,921
Total Printing Equipment and Maintenance	67,870	302,713
Commercial Jet Engines and Parts:
Domestic	8,938,715	23,154,535
International	8,141,000	5,002,140
Total Commercial Jet Engines and Parts	17,079,715	28,156,675
Corporate and other	598,988	474,205
Intercompany	(1,127,411)	(1,141,536)
Total	$55,704,535	$60,867,469

Operating Income (Loss):
Overnight Air Cargo	$47,918	$1,056,692
Ground Equipment Sales	1,347,378	393,500
Ground Support Services	213,081	(87,724)
Printing Equipment and Maintenance	(456,199)	(318,278)
Commercial Jet Engines and Parts	1,909,029	3,282,908
Corporate and other	(1,869,296)	(1,729,200)
Intercompany	19,788	5,804
Total	$1,211,699	$2,603,702

Capital Expenditures:
Overnight Air Cargo	$8,288	$5,996
Ground Equipment Sales	10,402	140,090
Ground Support Services	47,608	52,438
Printing Equipment and Maintenance	—	—
Commercial Jet Engines and Parts	3,465,404	183,821
Corporate and other	60,224	77,230
Total	$3,591,926	$459,575

Depreciation, Amortization and Impairment:
Overnight Air Cargo	18,176	$22,763
Ground Equipment Sales	52,380	91,349
Ground Support Services	86,252	125,055
Printing Equipment and Maintenance	2,225	14,331
Commercial Jet Engines and Parts	1,735,490	1,097,933
Corporate and other	140,088	145,295
Intercompany	(1,325)	(1,325)
Total	$2,033,286	$1,495,401

17.	Commitments and Contingencies
Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned by Contrail Aviation Support, Inc. (the “Seller”) in July 2016. As part of this purchase, Contrail Aviation agreed to pay contingent additional deferred consideration of up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate. The Company established a liability with a present value of $2,900,000 in the initial allocation of purchase price. This is based on the expectation that the earn-out will be paid at the maximum level. The Company has paid $2,500,000 of contingent consideration as of June 30, 2019 and the remaining liability of $497,000, which is entirely current, is included in the “Other accrued expenses” in the consolidated balance sheet as of June 30, 2019.
Contrail Aviation entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”). The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying consolidated balance sheets. In addition, the company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The fair value of the redeemable non-controlling interest is $6,685,000. The change in the redemption value for the three months ended June 30, 2019 is $1,209,000, of which $985,024 related to the change in fair value, which is reflected on our consolidated statements of equity.

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
Overview
Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power and compound the growth in its free cash flow per share over time.
We currently operate in six industry segments:

•	Overnight air cargo, which operates in the air express delivery services industry;

•	Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;

•	Ground support services, which provides ground support equipment maintenance and facilities maintenance services to domestic airlines and aviation service providers across the United States;

•
Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines;

•
Printing equipment and maintenance, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and commercial aircraft companies and,

•	Corporate and other, which acts as the capital allocator and resource for other segments.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.
First Quarter Fiscal 2020 Compared to First Quarter Fiscal 2019
Consolidated revenue decreased by $5,162,934 (8%) to $55,704,535 for the three-month period ended June 30, 2019 compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2018 compared to the same quarter in the prior fiscal year:

	Three Months Ended June 30,		Change
	2019	2018
Overnight Air Cargo	$18,319,682	$17,640,658	$679,024	4%
Ground Equipment Sales	12,248,891	6,384,781	5,864,110	92%
Ground Support Services	8,516,800	9,047,640	(530,840)	(6)%
Commercial Jet Engines and Parts	16,326,905	27,320,175	(10,993,270)	(40)%
Printing Equipment and Maintenance	64,270	298,823	(234,553)	(78)%
Corporate and other	227,987	175,392	52,595	30%
	$55,704,535	$60,867,469	$(5,162,934)	(8)%
Revenues from the air cargo segment increased by $679,024 (4%) compared to the first quarter of the prior fiscal year. The increase was principally attributable to higher flight crew administrative fees and additional maintenance customers other than FedEx.
The ground equipment sales segment contributed approximately $12,248,891 and $6,384,781 to the Company’s revenues for the three-month periods ended June 30, 2019 and 2018 respectively, representing a $5,864,110 (92%) increase in the current quarter primarily driven by an increase of military and commercial deicers sales. At June 30, 2019, the ground equipment sales segment’s order backlog was $31.8 million compared to $17.5 million at June 30, 2018.
The ground support services segment contributed approximately $8,516,800 and $9,047,640 to the Company’s revenues for the three-month periods ended June 30, 2019 and 2018, respectively, representing a decrease of $(530,840) or (6)% decrease in the current quarter principally due to a reduction in business in the southeast region.

The commercial jet engines and parts segment contributed $16,326,905 of revenues in the quarter ended June 30, 2019 compared to $27,320,175 in the comparable prior year quarter which is a decrease of $(10,993,270) or (40)%. The decrease is primarily attributable to the fact that Contrail had record sales of four engines during the prior year comparable quarter that did not recur in the current year quarter.
Revenues from the printing equipment and maintenance segment declined $(234,553) (78)% compared to the comparable prior quarter due to Delphax bankruptcy and dissolution as mentioned in Footnote 13.
Following is a table detailing operating income (loss) by segment during the three months ended June 30, 2019 compared to the same quarter in the prior fiscal year:

	Three Months Ended June 30, 2019		Change
	2019	2018
Overnight Air Cargo	$17,476	$1,056,692	$(1,039,216)	-98%
Ground Equipment Sales	1,347,378	393,079	$954,299	243%
Ground Support Services	213,081	(87,303)	$300,384	n/m
Commercial Jet Engines and Parts	1,887,894	3,213,180	$(1,325,286)	-41%
Printing Equipment and Maintenance	(382,183)	(241,070)	$(141,113)	59%
Corporate and other	(1,871,947)	(1,730,876)	$(141,071)	8%
	$1,211,699	$2,603,702	$(1,392,003)	(53)%
Consolidated operating income for the quarter ended June 30, 2019 was $1,211,699, a decrease of $(1,392,003) from operating income of $2,603,702 for the comparable quarter of the prior year.
Operating income for the air cargo segment decreased by $(1,039,216) (-98%) due primarily to additional pilot incentives and bonus expenses as a result of the nationwide pilot shortage.
The ground equipment sales segment operating income increased by $954,299 (243%) to $1,347,378. This increase was primarily attributable to the increased sales volume of military and commercial deicers.
The operating income for the ground support services segment increased by $300,384 to $213,081 for the current-year quarter compared to an operating loss of $(87,303) in the prior-year quarter due to operational improvements across the organization.
Operating results of the commercial jet engines and parts segment decreased to operating income of $1,887,894 in the current-year quarter compared to an operating income of $3,213,180 in the prior-year quarter. The change was primarily attributable to decreased sales at Contrail as explained above, in addition to a full quarter of operating expenses at Worthington in the current year quarter (Worthington was acquired in May 2018).
The operating loss in the printing equipment and maintenance segment declined to $(382,183) in the current-year quarter from $(241,070) in the prior-year quarter primarily attributable to expenses associated with the bankruptcy of Delphax Canada.
Overall, operating expenses decreased by $3,770,931 (6%) to $54,492,836 in the current year quarter compared to the equivalent prior year period. The decrease in operating expenses was primarily driven by the commercial jet engines and parts segment, which experienced a decrease of $(11,835,349) (-59%) principally due to the decreased operating costs as a result of decreased sales at Contrail.
Following is a table detailing non-operating income during the three months ended June 30, 2019 compared to the same quarter in the prior fiscal year:

	Three Months Ended June 30,		Change
	2019	2018
Gain on sale of marketable securities	$36,460	$—	$36,460	100%
Foreign currency gain (loss), net	35,755	(2,182)	37,937	n/m
Other-than-temporary impairment loss on investments	(814,558)	—	(814,558)	(100)%
Other investment income (loss), net	162,957	(315,507)	478,464	n/m
Interest expense and other	(1,023,622)	(707,199)	(316,423)	(45)%
Unrealized gain on interest rate swap	—	97,337	(97,337)	(100)%
Gain on settlement of bankruptcy	4,509,302	—	4,509,302	100%
Bargain purchase acquisition gain	34,244	1,983,777	(1,949,533)	(98)%
Income (loss) from equity method investments	(320,578)	9,183	(329,761)	n/m
	$2,619,960	$1,065,409	$1,554,551	146%

The Company had net non-operating income of $2,619,960 for the quarter ended June 30, 2019, an increase of $1,554,551 (146%) from $1,065,409 in the prior-year quarter, principally due to a gain on liquidation of entities of $4,509,302, offset by an impairment loss in the investment of Insignia of $(814,558) and a decrease in bargain purchase gain of $(1,949,533). The gain on liquidation of entities was attributed to the extinguishment of Delphax Canada and UK. The bargain purchase gain in the current year quarter was attributable to AirCo 2 and was minimal in comparison to the bargain purchase gain recognized in prior year quarter on the acquisition of Worthington.
Pretax income for the three-month period ended June 30, 2019 was $3,831,659 an increase of $162,548 compared to the prior year comparable period, which was attributable to the increase in non-operating income of $1,554,551, offset by decrease in operating income of $1,392,003 as explained above.

During the three months ended June 30, 2019, the Company recorded $324,000 in income tax benefit at an effective rate of (8.46)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2019 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the liquidation of Delphax UK and Delphax Canada as mentioned in Footnote 13 and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the three months ended June 30, 2018, the Company recorded $387,000 in income tax expense which resulted in an effective tax rate of 10.50%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the three months ended June 30, 2018 were related to the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary afforded under Section 831(b) and the presentation of the tax impact of the Worthington bargain purchase gain and state income tax expense.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended June 30, 2019.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are not susceptible to material seasonal trends.

Liquidity and Capital Resources
As of June 30, 2019, the Company held approximately $16,265,605 in cash and cash equivalents and restricted cash. The Company also held $796,958 in restricted investments held as statutory reserve of SAIC and the remaining $68,979 of restricted investments pledged to secure SAIC’s participation in certain reinsurance pools. The Company has approximately $5,753,832 of marketable securities as of June 30, 2019.
As of June 30, 2019, the Company’s working capital amounted to $28,524,843, an increase of $9,970,740 compared to June 30, 2018.

On June 10, 2019, the Company issued and distributed to existing common shareholders an aggregate of 1,600,000 trust preferred capital security ("TruPs") shares (aggregate $4,000,000 stated value) and an aggregate of 8,400,000 warrants ("Warrants") (representing warrants to purchase $21,000,000 in stated value of TruPs). If all of the Warrants are exercised, this will provide the Company with approximately $20 million in cash proceeds, with a total of $25 million (stated value) in TruPs outstanding. Management believes this will be sufficient to create a liquid market in the TruPs, which in turn should provide the Trust better capability to issue more TruPs in a later cash offering directly to market if needed. The purpose of the trust preferred transaction is to raise long-term capital (30-year debenture term), to fund growth through M&A and growth capital in the Company's portfolio companies.
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
The Company’s Credit Agreement with MBT (the Air T debt in footnote 12 to the financial statements) includes several covenants that are measured once a year as of March 31, 2020, including but not limited to a negative covenant requiring a debt service coverage ratio of 1.25. The Company is working with its operating subsidiaries to assure compliance with the MBT covenants at March 31, 2020. However, there is no assurance that the Company will meet each covenant at March 31, 2020 and in such event the Company will work with MBT to seek a waiver and/or undertake other actions to avoid an event of non-compliance.

Cash Flows
Following is a table of changes in cash flow for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018

Net Cash Provided by Operating Activities	5,387,556	14,716,934
Net Cash Used in Investing Activities	(3,780,514)	(6,716,648)
Net Cash Provided by/ (Used in) Financing Activities	2,008,195	(7,309,902)
Effect of foreign currency exchange rates on cash and cash equivalents	2,638	2,072

Net Increase/ (Decrease) in Cash and Cash Equivalents and Restricted Cash	$3,617,875	$692,456

Net cash provided by operating activities was $5,387,556 for the three-month period ended June 30, 2019 compared to the net cash provided by operating activities of $14,716,934 in prior year period. The primary drivers in the decrease in cash provided by operating activities for the three months ended June 30, 2019 was the increase in inventory levels in the commercial jet engines and parts segment and a decrease in accrued liabilities.
Net cash used in investing activities for the three-month period ended June 30, 2019 was $(3,780,514) compared to $(6,716,648) in prior year period. The primary driver in cash used in investing activities for the three months ended June 30, 2019 was the $3,596,000 in capital expenditures which included purchase of a $3,291,000 engine at Contrail.
Net cash provided by financing activities for the three-month period ended June 30, 2019 was $2,008,195 compared to net cash used in financing activities of $(7,309,902) in the prior year period. The cash provided by financing activities was primarily driven by the

$7,304,000 net proceeds on lines of credit and $2,018,217 net proceeds received from exercise of Warrants. These proceeds were offset by payments on the Company’s existing term loans of $7,026,000, cash used to repurchase common stock of $126,000, and distribution to non-controlling member of Contrail of $115,000 during the three-months ended June 30, 2019.

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
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2019. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2019 Form 10-K, which could materially impact our business, financial condition or future results. Risks disclosed in our 2019 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. There have been no material changes to Part I, Item 1A. Risk Factors in our 2019 Form 10-K.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.

Purchases during the quarter ended June 30, 2019 are described below:

Issuer Purchases of Equity Securities

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	1,932	$28.73	24,584	725,416
May 1 - May 30, 2019	913	$27.13	25,497	724,503
June 1 - June 30, 2019	14,579	$16.50	40,076	709,924

Item 6.    Exhibits
(a) Exhibits

No.	Description

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: August 14, 2019
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer