Form 10-Q
period 2019-09-30
AIR T INC
filed 2019-11-13
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5930 Balsom Ridge Road, Denver, North Carolina 28037
(Address of principal executive offices, including zip code)
(828) 464 – 8741
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRT	NASDAQ Global Market
Alpha Income Preferred Securities (also referred to as 8% Cumulative Capital Securities) (“AIP”)	AIRTP	NASDAQ Global Market
Warrant to purchase AIP	AIRTW	NASDAQ Global Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at November 6, 2019	3,023,805

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In Thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Overnight air cargo	$19,745	$17,064	$38,064	$34,705
Ground equipment sales	12,741	12,838	24,991	19,224
Printing equipment and maintenance	249	139	313	439
Commercial jet engines and parts	17,801	10,643	34,128	37,963
Corporate and other	157	183	385	356
	50,693	40,867	97,881	92,687

Operating Expenses:
Overnight air cargo	17,707	15,350	34,226	30,524
Ground equipment sales	10,358	10,980	20,089	15,917
Printing equipment and maintenance	121	49	160	194
Commercial jet engines and parts	11,050	5,663	19,336	25,784
General and administrative	9,288	7,997	18,960	15,378
Depreciation and amortization	1,695	1,697	3,635	3,057
Impairment	7	10	14	21
Loss on sale of property and equipment	1	—	(4)	—
	50,227	41,746	96,416	90,875

Operating Income (Loss)	466	(879)	1,465	1,812

Non-operating Income (Expense):
Other-than-temporary impairment loss on investments	(395)	—	(1,210)	—
Interest expense	(2,047)	(714)	(3,071)	(1,421)
Gain on settlement of bankruptcy	18	—	4,527	—
Bargain purchase acquisition gain	14	—	49	1,984
Income (loss) from equity method investments	(34)	160	(355)	170
Other	(440)	354	(205)	133
	(2,884)	(200)	(265)	866

Income (Loss) from continuing operations before income taxes	(2,418)	(1,079)	1,200	2,678
Income Taxes (Benefit)	(296)	(300)	(668)	117
Net income (Loss) from continuing operations	(2,122)	(779)	1,868	2,561

Loss from discontinued operations, net of tax	(235)	(648)	(70)	(705)
Gain on sale of discontinued operations, net of tax	8,359	—	8,359	—

Net income (loss)	6,002	(1,427)	10,157	1,856

Net (Income) Loss Attributable to Non-controlling Interests	(287)	106	(2,660)	(348)
Net Income (Loss) Attributable to Air T, Inc. Stockholders	$5,715	$(1,321)	$7,497	$1,508

Income (Loss) from continuing operations per share (Note 6)
Basic	$(0.80)	$(0.22)	$(0.30)	$0.72
Diluted	$(0.80)	$(0.22)	$(0.30)	$0.72

Income (Loss) from discontinued operations per share (Note 6)
Basic	$2.69	$(0.21)	$3.14	$(0.23)
Diluted	$2.68	$(0.21)	$3.13	$(0.23)

Weighted Average Shares Outstanding:
Basic	3,025	3,066	2,641	3,066
Diluted	3,029	3,066	2,645	3,074
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In Thousands)	2019	2018	2019	2018

Net income (loss)	$6,002	$(1,427)	$10,157	$1,856
Other comprehensive income (loss):
Foreign currency translation gain	41	32	23	79
Unrealized gain (loss) on interest rate swaps, net of tax	(88)	29	(264)	29
Total Other Comprehensive Income (loss)	(47)	61	(241)	108
Total Comprehensive Income (Loss)	5,955	(1,366)	9,916	1,964
Comprehensive (Income) Loss Attributable to Non-controlling Interests	(290)	98	(2,675)	(373)
Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$5,665	$(1,268)	$7,241	$1,591
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30, 2019	March 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$27,434	$12,417
Marketable securities	1,423	1,760
Restricted cash	102	123
Restricted investments	1,018	831
Accounts receivable, net of allowance for doubtful accounts of $382 and $408	18,464	10,881
Income tax receivable	1,030	142
Inventories, net	40,370	27,455
Other current assets	9,232	6,138
Current assets of discontinued operations	—	11,601
	99,073	71,348

Assets on lease, net of accumulated depreciation of $6,007 and $6,689	21,019	25,164
Property and equipment, net of accumulated depreciation of $3,935 and $3,470	4,310	4,264
Right-of-use assets	7,154	—
Cash surrender value of life insurance policies, net of policy loans	80	122
Other tax receivables-long-term	—	311
Deferred income taxes	781	548
Investments in securities	785	1,086
Equity method investments	4,046	5,611
Other assets	284	200
Intangible assets, net of accumulated amortization of $2,229 and $2,097	898	998
Goodwill	4,227	4,227
Non-current assets of discontinued operations	—	1,264
Total Assets	142,657	115,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	12,540	11,409
Income tax payable	940	888
Advanced customer deposits	9,996	1,520
Accrued expenses and other	1,380	12,314
Deferred income	295	341
Current portion of long-term debt	29,836	24,735
Short-term lease liability	1,131	—
Current liabilities of discontinued operations	—	1,587
	56,118	52,794

Long-term debt	45,544	32,918
Long-term lease liability	6,446	—
Other non-current liabilities	1,202	597
Total Liabilities	109,310	86,309
Redeemable non-controlling interest	6,000	5,476

Commitments and contingencies (Note 16)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 and 2,022,637 shares issued and outstanding	756	506
Additional paid-in capital	2,410	2,866
Retained earnings	23,610	21,191
Accumulated other comprehensive loss	(461)	(205)
Total Air T, Inc. Stockholders' Equity	26,315	24,358
Non-controlling Interests	1,032	(1,000)
Total Equity	27,347	23,358
Total Liabilities and Equity	$142,657	$115,143
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,157	$1,856
Loss from discontinued operations, net of income tax	70	705
Gain on sale of discontinued operations, net of income tax	(8,359)	—
Net income (loss) from continuing operations	1,868	2,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,648	3,077
Bargain purchase acquisition gain	(49)	(1,984)
Impairment of investment	1,210	—
Gain on settlement of bankruptcy	(4,527)	—
Other	(1,785)	(464)

Change in operating assets and liabilities:
Accounts receivable	(7,331)	(1,853)
Costs and estimated earnings in excess of billings and uncompleted projects	—	2,012
Notes receivable and other non-trade receivables	(2,984)	(3,126)
Inventories	5,891	10,123
Accounts payable	3,188	3,124
Accrued expenses	739	2,233
Other	(359)	(300)
Total adjustments	(856)	12,213
Net cash provided by (used in) operating activities - continuing operations	(491)	15,403
Net cash provided by (used in) operating activities - discontinued operations	1,094	(532)
Net cash provided by operating activities	603	14,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(187)	(2,014)
Acquisition of businesses, net of cash acquired	(500)	(3,376)
Investment in reinsurance entity	—	(2,000)
Capital expenditures related to property & equipment	(575)	(763)
Capital expenditures related to assets on lease	(17,614)	(19,149)
Other	346	(213)
Net cash used in investing activities - continuing operations	(18,530)	(27,515)
Net cash provided by (used in) investing activities - discontinued operations	20,463	(61)
Net cash provided by (used in) investing activities	1,933	(27,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	48,267	51,151
Payments on lines of credit	(35,324)	(58,355)
Proceeds from term loan	13,001	21,714
Payments on term loan	(17,900)	(3,190)
Proceeds received from exercise of warrants	5,407	—
Proceeds from life insurance policy loan	—	1,897
Other	(1,124)	41
Net cash provided by financing activities - continuing operations	12,327	13,258
Effect of foreign currency exchange rates on cash and cash equivalents	26	5

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	14,889	558
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	12,647	5,073
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$27,536	$5,631

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment leased to customers transferred to inventory	18,710	234
Issuance of Debt - Trust Preferred Securities	4,000	—
Issuance of warrant liability	840	—
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
(In Thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2018	2,044	$511	$4,172	$20,696	$(261)	$(875)	$24,243

Net income (loss)*	—	—	—	2,829	—	(46)	2,782

Reclassification of unrealized loss on marketable securities, net of tax	—	—	—	(106)	106	—	—

Foreign currency translation gain	—	—	—	—	31	17	48

Balance, June 30, 2018	2,044	$511	$4,172	$23,418	$(124)	$(904)	$27,073

Net loss*	—	—	—	(1,321)	—	(42)	(1,363)

Exercise of stock options	2	—	18	—	—	—	18

Repurchase of common stock	(1)	—	(2)	(21)	—	—	(23)

Foreign currency translation gain	—	—	—	—	24	8	32

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	29	—	29

Balance, September 30, 2018	2,045	$511	$4,188	$22,076	$(71)	$(938)	$25,766

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation.

	Equity
	Air T, Inc. Stockholders' Equity
(In Thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2019	2,022	$506	$2,866	$21,191	$(205)	$(1,000)	$23,358

Net income*	—	—	—	1,782	—	2,034	3,816

Repurchase of Common Stock	(17)	(4)	—	(122)	—	—	(126)

Stock Split	1,010	252	(252)	—	—	—	—

Issuance of Debt - Trust Preferred Securities	—	—	—	(4,000)	—	—	(4,000)

Issuance of Warrants	—	—	—	(840)	—	—	(840)

Adoption of ASC 842 - Leasing	—	—	—	(41)	—	—	(41)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(176)	—	(176)

Foreign currency translation gain (loss)	—	—	—	—	(30)	12	(18)

Adjustment to fair value of redeemable non-controlling interest	—	—	(985)	—	—	—	(985)

Balance, June 30, 2019	3,015	$754	$1,629	$17,970	$(411)	$1,046	$20,988

Net income (loss)*	—	—	—	5,715	—	(17)	5,698

Repurchase of common stock	8	2	—	(75)	—	—	(73)

Foreign currency translation gain	—	—	—	—	38	3	41

Adjustment to fair value of redeemable non-controlling interest	—	—	781	—	—	—	781

Unrealized gain (loss) on interest rate swaps, net of tax	—	—	—	—	(88)	—	(88)

Balance, September 30, 2019	3,023	$756	$2,410	$23,610	$(461)	$1,032	$27,347

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2019. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to the prior period amounts to conform to the current presentation.
Discontinued Operations
On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended September 30, 2019 and 2018. Refer to Footnote 4 - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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

The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and disclosures.

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

The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Product Sales
Air Cargo	$6,680	$5,003	$12,094	$10,523
Ground equipment sales	12,489	12,447	24,492	18,617
Commercial jet engines and parts	13,218	7,380	24,388	32,409
Printing equipment and maintenance	20	122	68	409
Corporate and other	—	—	—	—
Support Services
Air Cargo	13,033	11,985	25,927	24,082
Ground equipment sales	105	148	210	249
Commercial jet engines and parts	1,597	1,327	3,007	2,293
Printing equipment and maintenance	225	12	236	20
Corporate and other	(8)	16	33	16
Leasing Revenue
Air Cargo	—	—	—	—
Ground equipment sales	33	15	53	46
Commercial jet engines and parts	2,941	1,826	6,655	3,027
Printing equipment and maintenance	—	—	—	—
Corporate and other	36	32	81	72
Other
Air Cargo	32	76	43	100
Ground equipment sales	114	228	236	312
Commercial jet engines and parts	45	110	78	234
Printing equipment and maintenance	4	5	9	10
Corporate and other	129	135	271	268

Total	$50,693	$40,867	$97,881	$92,687

The following table summarizes total revenues by segment (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Air cargo	$19,745	$17,064	$38,064	$34,705
Ground equipment sales	12,741	12,838	24,991	19,224
Commercial jet engines and parts	17,801	10,643	34,128	37,963
Printing equipment and maintenance	249	139	313	439
Corporate and other	157	183	385	356

Total	$50,693	$40,867	$97,881	$92,687

See Note 14 for the Company's disaggregated revenues by geographic region and Note 15 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2019 and September 30, 2019 and the amount of contract liabilities that were recognized as revenue during the six-month period ended September 30, 2019 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2019 Recognized as Revenue
As of September 30, 2019	$10,291
As of April 1, 2019	1,867
For the six months ended September 30, 2019		1,781

Contract assets primarily relate to deposits paid to vendors. The following table presents the amount of contract assets as of April 1, 2019 and September 30, 2019 (in thousands):

Contract assets
As of September 30, 2019	$5,174
As of April 1, 2019	1,743

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
Worthington is primarily engaged in the business of operating, distributing and selling airplane and aviation parts along with repair services. The Company agreed to acquire the assets and liabilities in exchange for payment to Worthington of $50,000 as earnest money upon execution of the Agreement and a cash payment of $3,300,000 upon closing. Total consideration is summarized in the table below (in thousands):

Earnest money	$50
Cash consideration	3,300
Cash acquired	(24)
Total consideration	$3,326

The Transaction was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of May 4, 2018, with the excess of fair value of net assets acquired recorded as a bargain purchase gain. The most significant asset acquired was Worthington’s inventory. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of May 4, 2018 (in thousands):

May 4, 2018

ASSETS
Accounts receivable	$1,929
Inventories	4,564
Other current assets	150
Property and equipment	392
Other assets	189
Intangible assets - tradename	138
Total assets	7,362

LIABILITIES
Accounts payable	1,289
Accrued expenses	175
Deferred tax liability	589
Total liabilities	2,053

Net assets acquired	5,309

Consideration paid	3,350
Less: Cash acquired	(24)
Bargain purchase gain	$1,983

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

4. Discontinued Operations

On September 30, 2019, the Company completed the sale of 100% of the equity ownership in the Company’s wholly-owned subsidiary, Global Aviation Services, LLC ("GAS") to PrimeFlight Aviation Services, Inc., a Delaware corporation. The agreement includes a purchase price of $21 million as well as an earn-out provision of $4 million if certain performance metrics are achieved by March 31, 2020. The Company received approximately $20.5 million of total proceeds at closing after the initial net working capital adjustment. The Company recognized a pre-tax gain on the sale of GAS of approximately $10.8 million with tax impact of $2.4 million for a net of tax gain of $8.4 million in the second quarter of 2019. The gain is subject to change pending final settlement statement, final transaction costs and net working capital adjustments.

Summarized results of operations of GAS for the three and six months ended September 30, 2019 and 2018 through the date of disposition are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$8,120	$8,474	$16,637	$17,522
Operating Expense	(9,015)	(9,215)	(17,319)	(18,350)
Loss from discontinued operations before income taxes	(895)	(741)	(682)	(828)
Income tax benefit	(660)	(93)	(612)	(123)
Loss from discontinued operations, net of tax	$(235)	$(648)	$(70)	$(705)

The following table presents summary balance sheet information of GAS that is presented as discontinued operations as of March 31, 2019 (in thousands):

Assets:	March 31, 2019
Cash and cash equivalents	$107
Accounts receivable, net	8,197
Income tax receivable	17
Inventories, net	2,512
Other current assets	769
Current assets of discontinued operations	11,601
Property and equipment, net	554
Intangible assets, net	228
Goodwill	190
Other non-current assets	292
Non-current assets of discontinued operations	1,264
Liabilities:
Accounts payable	1,144
Income tax payable	(226)
Accrued expenses	669
Current liabilities of discontinued operations	$1,587

5. Income Taxes

During the three-month period ended September 30, 2019, the Company recorded $296,000 in income tax benefit from continuing operations at an effective rate ("ETR") of 12.2%. The Company records income taxes using a discrete, year-to-date tax expense calculation for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2019 were the change in valuation allowance related to Delphax, the estimated expense for the exclusion of loss for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for Foreign-Derived Intangible Income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the three month period ended September 30, 2018, the Company recorded $300,000 in income tax benefit from continuing operations at an ETR of 27.8%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the three-month period ended September 30, 2018 were the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain and state income tax expense.

During the six-month period ended September 30, 2019, the Company recorded $668,000 in income tax benefit from continuing operations at an ETR of (55.6)%. The Company records income taxes using a discrete, year-to-date tax expense calculation for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2019 were the change in valuation allowance related to Delphax, the estimated expense for the exclusion of loss for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for Foreign-Derived Intangible Income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the six-month period ended September 30, 2018, the Company recorded $117,000 in income tax expense from continuing operations at an ETR of 4.4%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the six-month period ended September 30, 2018 were related to the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary afforded under Section 831(b), the change in valuation allowance and the presentation of the tax impact of the bargain purchase gain.

For the three and six months ended September 30, 2019, the ETR in discontinued operations is 73.7% and 89.7%, respectively. The ETR is impacted by the effect of the release of the valuation allowance recorded in fiscal year 2019 against the $2 million impaired reinsurance contracts. For the three and six months ended September 30, 2018, the ETR in discontinued operations is 12.6% and 14.8%, respectively. The ETR is impacted by permanent, non-deductible items for tax.

6. Net Earnings Per Share
Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. There were 3,151 anti-dilutive securities as of September 30, 2019. The computation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) from continuing operations	$(2,122)	$(779)	$1,868	$2,561
Net (income) loss from continuing operations attributable to non-controlling interests	(287)	106	(2,660)	(348)
Net income (loss) from continuing operations attributable to Air T, Inc. stockholders	(2,409)	(673)	(792)	2,213
Income (loss) from continuing operations per share:
Basic	$(0.80)	$(0.22)	$(0.30)	$0.72
Diluted	$(0.80)	$(0.22)	$(0.30)	$0.72

Loss from discontinued operations, net of tax	$(235)	$(648)	$(70)	$(705)
Gain on sale of discontinued operations, net of tax	8,359	—	8,359	—
Gain (loss) from discontinued operations attributable to Air T, Inc. stockholders	8,124	(648)	8,289	(705)

Income (loss) from discontinued operations per share:
Basic	$2.69	$(0.21)	$3.14	$(0.23)
Diluted	$2.68	$(0.21)	$3.13	$(0.23)

Weighted Average Shares Outstanding:
Basic	3,025	3,066	2,641	3,066
Diluted	3,029	3,066	2,645	3,074

On June 10, 2019, the Company effected a three-for-two stock split of its common stock in the form of a 50% stock dividend to shareholders of record as of June 4, 2019. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly-issued shares was recorded with the offset to additional paid-in capital.

With respect to our September 30, 2019 Quarterly Report on Form 10-Q, the effect of the stock split was recognized retroactively in the stockholders’ equity accounts in the Condensed Consolidated Balance Sheets, and in all share data in the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7. Investments in Securities
As of September 30, 2019, the Company had a gross unrealized gain aggregating to $2,273 and gross unrealized losses aggregating to $420,208, which are included in the Consolidated Statement of Income.
All investments in marketable securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.

8. Equity Method Investments
The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. At September 30, 2019, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 29% of the outstanding shares. For the quarter ended September 30, 2019, the Company recorded approximately $142,196 as its share of Insignia’s net loss for the three months ended June 30, 2019 along with a basis difference adjustment of approximately $24,032. In addition, due to the adverse financial results as reported in Insignia's Form 10-Q for the quarter ended June 30, 2019 in addition to consideration of analyst reports and other qualitative factors, the Company determined that it has suffered from an other-than-temporary impairment in its investment in Insignia . As such, the Company recorded an impairment charge of $395,031 during the quarter ended September 30, 2019. After the impairment, the Company's net investment basis in Insignia is $3,439,547 as of September 30, 2019.
Summarized unaudited financial information for Insignia for the three months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenue	$5,842	$8,245
Gross Profit	1,465	3,005
Operating income (loss)	(683)	253
Net income (loss)	(488)	184
Net income attributable to Air T, Inc. stockholders	$(166)	$31

9. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Ground equipment manufacturing:
Raw materials	$4,191	$2,498
Work in process	910	1,660
Finished goods	1,922	973
Printing equipment and maintenance
Raw materials	476	401
Finished goods	912	1,048
Commercial jet engines and parts	32,133	21,032
Total inventories	40,544	$27,612
Reserves	(174)	(157)
Total inventories, net of reserves	$40,370	$27,455

10.  Leases
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
The components of lease cost for the three and six months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease cost	$514	$920
Short-term lease cost	50	255
Variable lease cost	71	207
Sublease income	—	—
Total lease cost	$635	$1,382

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the quarter ended September 30, 2019 were as follows (in thousands):

September 30, 2019
Operating leases
Operating lease right-of-use assets	$7,154
Operating lease liabilities	$7,577

Weighted-average remaining lease term	15.50 years
Operating leases

Weighted-average discount rate	4.51%
Operating leases
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the quarter ended September 30, 2019 are as follows (in thousands):

Operating Leases
2020 (excluding the six months ended September 30, 2019)	$786
2021	1,311
2022	1,131
2023	938
2024	637
2025	402
Thereafter	5,757
Total undiscounted lease payments	$10,962
Less: Interest	2,890
Less: Discount	495
Total lease liabilities	$7,577

At March 31, 2019, future minimum annual lease payments (foreign currency amounts translated using applicable March 31, 2019 exchange rates) are as follows (in thousands):

Year ended March 31,
2020	$3,133
2021	2,115
2022	1,625
2023	1,241
2024	692
Thereafter	6,267
Total minimum lease payments	$15,073

11. Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below (in thousands) at September 30, 2019 and March 31, 2019, respectively. AirCo and Contrail Aviation (“Contrail”) are subsidiaries of the Company in the commercial jet engines and parts segment.

(In Thousands)	September 30, 2019	March 31, 2019	Maturity Date	Interest Rate	Unused commitments as of September 30, 2019
Revolver - MB&T	$18,424	$12,403	November 30, 2019	Prime - 1%	$1,576
Term Note A - MB&T	8,250	8,750	January 1, 2028	1-month LIBOR + 2%
Term Note B - MB&T	4,125	4,375	January 1, 2028	4.5%
Term Note D - MB&T	1,574	1,607	January 1, 2028	1-month LIBOR + 2%
Debt - Trust Preferred Securities	9,632	—	June 7, 2049	8%
Air T Debt	42,005	27,135

Revolver - MB&T	—	3,820	May 21, 2019	7.5%
Revolver - MB&T	6,921	—	November 30, 2019	greater of 6.50% or Prime + 2%	3,078
Term Loan - MB&T	—	450	December 17, 2019	7.50%
Term Loan - MB&T	—	400	June 17, 2020	7.25%
Term Loan - Park State	—	2,100	June 17, 2020	8.50%
AirCo Debt	6,921	6,770

Revolver	—	—	September 5, 2021	1-month LIBOR + 3%	20,000
Term Loan A	7,466	8,617	January 26, 2021	1-month LIBOR + 3.75%
Term Loan B	6,500	15,500	September 14, 2021	1-month LIBOR + 3.75%
Term Loan C	12,805	—	August 1, 2024	1-month LIBOR + 3.75%
Contrail Debt - Old National	26,771	24,117

Total Debt	75,697	58,022

Less: Unamortized Debt Issuance Costs	(317)	(369)
Total Debt, net	$75,380	$57,653

At September 30, 2019, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
September 30, 2020	$29,836
September 30, 2021	17,535
September 30, 2022	4,172
September 30, 2023	4,271
September 30, 2024	4,138
Thereafter	15,745
75,697
Less: Unamortized Debt Issuance Costs	(317)
$75,380

On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of three securities as enumerated below:

•A dividend of one additional share for every two shares already held (a 50% stock dividend, or the equivalent of a 3-for-2 stock split). See Footnote 6 for discussion.
•The Company issued and distributed to existing common shareholders an aggregate of 1.6 million trust preferred capital security ("TruPs") shares (aggregate $4.0 million stated value) and an aggregate of 8.4 million warrants ("Warrants") (representing warrants to purchase $21.0 million in stated value of TruPs). The Warrants are exercisable for one year from issuance.

The issuance of the TruPs and Warrants on June 10, 2019 is disclosed on our consolidated statements of equity as well as within the supplemental non-cash disclosure of the Company's consolidated statements of cash flows. As of September 30, 2019, 2,252,797 Warrants have been exercised. As a result, the amount outstanding on the Company's Debt - Trust Preferred Securities is $9,632,243 as of September 30, 2019.

At September 30, 2019, the Company had Warrants outstanding and exercisable to purchase 6,147,203 shares of its TruPs at an exercise price of $2.40 per share, which represents a discount to the $2.50 face value of each Trust Preferred Security. The Warrants will expire on June 7, 2020 or earlier upon redemption or liquidation.

Fair Value Measurement as of September 30, 2019
Warrant liability (Level 2)	$614,720

As of September 30, 2019, the Warrants are recorded within "Other non-current liabilities" on our consolidated balance sheets. Fair value measurement was based on market activity and trading volume as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy (Level 2 is defined as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability).
On August 16, 2019, Contrail entered into a term loan agreement with to borrow $13 million at the interest rate of LIBOR plus 3.75% per annum. The maturity date of the term loan is August 1, 2024.
On September 24, 2019, Air T amended the MBT revolver ("Air T Revolver") to temporarily increase the borrowing commitment from $17 million to $20 million. All other terms of the credit agreement remain unchanged. As noted in Footnote 17 - Subsequent Events, on November 8, 2019, Air T extended the maturity date of the Air T Revolver to February 28, 2020. The principal amount reverted back to $17 million. Concurrently, the Company also extended the maturity date of the AirCo MBT revolver ("AirCo Revolver") to February 28, 2020. Principal amount and terms of the AirCo Revolver remained unchanged.
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
As of August 1, 2018, these swap contracts were designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815-30. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the consolidated statement of income as interest expense in the same period in which the underlying hedge transaction affects earnings. As of September 30, 2019 and March 31, 2019, the fair value of the interest-rate swap contracts was a liability of $570,069 and $227,000, respectively, which is included within other non-current liabilities in the consolidated balance sheets. During the three months ended September 30, 2019, the Company recorded a loss of approximately $88,000, net of tax, in the consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.

12. Variable Interest Entities
A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 - Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:
•the power to direct the activities that most significantly impact the economic performance of the VIE; and
•the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.
The Company concluded that its investments in Delphax’s equity and debt, and its investment in the Delphax warrant, each constituted a variable interest. In addition, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. The Company consolidated Delphax in its consolidated financial statements beginning on that date.

The following table sets forth the carrying values of Delphax’s assets and liabilities as of September 30, 2019 and March 31, 2019 (in thousands):

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13	$12
Accounts receivable, net	50	47
Other current assets	9	59
Total current assets	72	118
Other tax receivables-long-term	—	311
Total assets	72	429
LIABILITIES
Current liabilities:
Accounts payable	96	2,151
Accrued expenses	392	3,158
Short-term debt	—	1,750
Total current liabilities	488	7,059
Total liabilities	488	7,059
Net Liabilities	$(416)	$(6,630)
Upon petition by the Company, on August 8, 2017 the Ontario Superior Court of Justice in Bankruptcy and Insolvency adjudged Delphax Canada to be bankrupt. As a result, Delphax Canada ceased to have capacity to deal with its property, which then vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. As of June 30, 2019, the bankruptcy proceedings were finalized in accordance with Canadian law and, therefore, Delphax Canada was legally discharged of its liabilities. The conclusion of the bankruptcy proceedings also resulted in the dissolution of Delphax Canada. In addition, on June 11, 2019, the Company has also fully dissolved Delphax UK. As such, the only Delphax entity that remains in existence as of September 30, 2019 is Delphax France. The Company extinguished the assets and liabilities of Delphax Canada and Delphax UK during the quarter ended June 30, 2019 and recognized a gain on dissolution of entities of $4,509,302.
Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through September 30, 2019. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Delphax warrant ("Delphax warrant") provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Delphax warrant is entitled to participate in such dividends on a ratable basis as if the Delphax warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Delphax warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.
As a result of the application of the above-described attribution methodology, for the quarters ended September 30, 2019 and September 30, 2018 the attribution of Delphax losses to non-controlling interests was 33% and 33%, respectively.
The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income for the three months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Operating Revenues	$—	$—

Operating Expenses:
Cost of sales	—	—
General and administrative	125	222
	125	222

Operating Loss	(125)	(222)

Non-operating Income (Expenses), net	6,237	(46)

Income (Loss) Before Income Taxes	6,112	(268)

Income Taxes	—	—

Net Income (Loss)	$6,112	$(268)

13. Share Repurchase
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.
During the three months ended September 30, 2019, the Company repurchased 5,883 shares at an aggregate cost of $101,039. These shares are reflected as retired as of September 30, 2019 in accordance with the intent of the authorized share repurchase program. The Company has reduced common stock and retained earnings to reflect the retirement of those shares.

14. Geographical information
Total property and equipment, including assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of September 30, 2019 and March 31, 2019, in thousands:

	September 30, 2019	March 31, 2019
United States	$18,321	$4,393
Foreign	7,008	25,035
Total property and equipment, net	$25,329	$29,428

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at September 30, 2019. The net book value located within each individual country at September 30, 2019 and March 31, 2019 is listed below, in thousands:

	September 30, 2019	March 31, 2019
Australia	$3	$5
Mexico	1,845	2,681
Netherlands	5,160	5,541
China	—	16,808
Total property and equipment, net	$7,008	$25,035
Total revenue from continuing operations, in and outside the United States is summarized in the following table for the six months ended September 30, 2019 and September 30, 2018, in thousands:

	September 30, 2019	September 30, 2018
United States	$75,891	$79,267
Foreign	21,990	13,420
Total revenue from continuing operations	$97,881	$92,687

15. Segment Information
The Company has five business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment, printing equipment and maintenance and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues by Segment:
Overnight Air Cargo	$19,745	$17,064	$38,065	$34,705
Ground Equipment Sales:
Domestic	12,102	11,070	22,960	16,362
International	639	1,776	2,030	2,871
Total Ground Equipment Sales	12,741	12,846	24,990	19,233
Printing Equipment and Maintenance:
Domestic	175	3	197	194
International	74	137	120	245
Total Printing Equipment and Maintenance	249	140	317	439
Commercial Jet Engines and Parts:
Domestic	6,203	5,341	14,631	27,659
International	11,699	5,302	19,840	10,304
Total Commercial Jet Engines and Parts	17,902	10,643	34,471	37,963
Corporate and other	542	189	1,141	365
Intercompany	(486)	(15)	(1,103)	(18)
Total	50,693	40,867	97,881	92,687

Operating Income (Loss):
Overnight Air Cargo	216	197	264	1,253
Ground Equipment Sales	1,221	697	2,568	1,091
Printing Equipment and Maintenance	(381)	(413)	(837)	(654)
Commercial Jet Engines and Parts	1,193	575	3,191	3,788
Corporate and other	(1,902)	(1,935)	(3,860)	(3,666)
Intercompany	119	—	139	—
Total	466	(879)	1,465	1,812

Capital Expenditures:
Overnight Air Cargo	26	29	56	34
Ground Equipment Sales	286	156	10	296
Printing Equipment and Maintenance	—	—	—	—
Commercial Jet Engines and Parts	16,005	19,287	17,656	19,471
Corporate and other	51	34	72	111
Total	16,368	19,506	17,794	19,912

Depreciation, Amortization and Impairment:
Overnight Air Cargo	19	21	37	44
Ground Equipment Sales	63	65	116	157
Printing Equipment and Maintenance	27	15	30	30
Commercial Jet Engines and Parts	1,456	1,456	3,192	2,554
Corporate and other	137	151	277	296
Intercompany	—	(1)	(3)	(3)
Total	$1,702	$1,707	$3,649	$3,078

16. Commitments and Contingencies
Contrail Aviation Support, LLC (“Contrail Aviation”), a subsidiary of the Company, completed the purchase of all of the assets owned by Contrail Aviation Support, Inc. (the “Seller”) in July 2016. As part of this purchase, Contrail Aviation agreed to pay contingent additional deferred consideration of up to a maximum of $1,500,000 per year and $3,000,000 in the aggregate. The Company has paid in full the contingent consideration as of September 30, 2019 and there is no remaining liability as of September 30, 2019.
Contrail Aviation entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”). The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The fair value of the redeemable non-controlling interest is $6,000,000. The net change in the redemption value compared to March 31, 2019 is an increase of $524,000, of which $203,858 was related to the net change in fair value during the six months ended September 30, 2019, which is reflected on our consolidated statements of equity.

17.  Subsequent Events
Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements.
On November 8, 2019, we extended the maturity date of the Air T Revolver to February 28, 2020. The borrowing capacity returned to $17 million from a temporary increase to $20 million on September 24, as mentioned in Footnote 12, Financing Arrangements. Concurrently, the Company also extended the maturity date of the AirCo Revolver to February 28, 2020. Principal amount remained at $10 million. All other terms for both agreements remained unchanged.

On November 8, 2019, the Company purchased a 19.90% interest in Cadillac Castings, Inc, a Michigan corporation (“Cadillac”). The purchase price for the interest acquired approximated $3,000,000. Cadillac is a full-service ductile iron foundry located in Cadillac, Michigan. Cadillac operates a 275,000 square-foot facility located on 43 acres and is a major supplier of engineered ductile iron, including high silicon molybdenum cast components.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power and compound the growth in its free cash flow per share over time.
We currently operate in five industry segments:
•Overnight air cargo, which operates in the air express delivery services industry;
•Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines;
•Printing equipment and maintenance, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and commercial aircraft companies and,
•Corporate and other, which acts as the capital allocator and resource for other segments.
On September 30, 2019, we completed the sale of 100% of the equity ownership in the Company's wholly-owned subsidiary, Global Aviation Services, LLC.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.
All discussions and disclosures below are in thousands, unless stated otherwise.
Second Quarter Fiscal 2020 Compared to Second Quarter Fiscal 2019
Consolidated revenue increased by $9,826 or 24% to $50,693 for the three-month period ended September 30, 2019 compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended September 30, 2019 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2019	2018
Overnight Air Cargo	$19,745	$17,064	$2,681	16%
Ground Equipment Sales	12,741	12,838	(97)	(1)%
Commercial Jet Engines and Parts	17,801	10,643	7,158	67%
Printing Equipment and Maintenance	249	139	110	79%
Corporate and other	157	183	(26)	(14)%
	$50,693	$40,867	$9,826	24%

Revenues from the air cargo segment increased by $2,681 (16%) compared to the second quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees and pass-through revenues to FedEx and higher sales to maintenance customers outside of FedEx.
The ground equipment sales segment contributed approximately $12,741 and $12,838 to the Company’s revenues for the three-month periods ended September 30, 2019 and 2018 respectively, representing a $97 (1)% decrease in the current quarter. At September 30, 2019, the ground equipment sales segment’s order backlog was $36.2 million compared to $30.6 million at September 30, 2018.
The commercial jet engines and parts segment contributed $17,801 of revenues in the quarter ended September 30, 2019 compared to $10,643 in the comparable prior year quarter which is an increase of $7,158 or 67%. The increase was primarily driven by Contrail's higher aircraft and component sales as well as higher lease revenue in the current quarter.

Following is a table detailing operating income (loss) by segment during the three months ended September 30, 2019 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30, 2019		Change
	2019	2018
Overnight Air Cargo	$254	$198	$56	28%
Ground Equipment Sales	1,221	696	525	75%
Commercial Jet Engines and Parts	1,083	575	508	88%
Printing Equipment and Maintenance	(300)	(413)	113	(27)%
Corporate and other	(1,791)	(1,935)	144	(7)%
	$467	$(879)	$1,346	n/m
Consolidated operating income for the quarter ended September 30, 2019 was $467, an increase of $1,346 from the operating loss of $879 in the comparable quarter of the prior year.
The ground equipment sales segment operating income increased by $525 (75%) to $1,221. This increase was primarily attributable to the fact that sales in the current quarter contained higher margin orders when compared to prior quarter sales that included broader product mix with lower margin orders.
The commercial jet engines and parts segment generated an operating income of $1,083 in the current-year quarter compared to an operating income of $575 in the prior-year quarter. The change was due to Contrail's higher margin aircraft and component sales, offset by higher medical claims costs at other companies in the same segment.
Consolidated operating expenses increased by $8,482 or 20% to $50,227 in the current year quarter. The increase in operating expenses was primarily driven by the commercial jet engines and parts segment and the ground equipment sales segment. The higher operating expenses was a direct result of increased sales in these two segments.
Following is a table detailing non-operating income (loss) during the three months ended September 30, 2019 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2019	2018
Other-than-temporary impairment loss on investments	$(395)	$—	$(395)
Interest expense	(2,047)	(714)	(1,333)
Gain on settlement of bankruptcy	18	—	18
Bargain purchase acquisition gain	14	—	14
Income (Loss) from equity method investments	(34)	160	(194)
Other	(440)	354	(794)
	$(2,884)	$(200)	$(2,684)

The Company had net non-operating loss of $(2,884) for the quarter ended September 30, 2019, an increase of $(2,684) from $(200) in the prior-year quarter, principally due to an impairment loss in the investment of Insignia of $(395) and an increase in interest expense of $(1,333) generated by increased debt activities as detailed in Footnote 11.
Pretax loss from continuing operations for the three-month period ended September 30, 2019 was $(2,418) compared to $(1,079) in the prior year comparable period, which was primarily attributable to the increase in non-operating loss of $(2,684), offset by increase in operating income of $1,346 as explained above.

During the three-month period ended September 30, 2019, the Company recorded $296 in income tax benefit at an effective rate of 12.24%. The Company records income taxes using a discrete, year-to-date tax expense calculation for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the three-month period ended September 30, 2019 were the change in valuation allowance related to Delphax, the estimated expense for the exclusion of loss for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for Foreign-Derived Intangible Income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the three month period ended September 30, 2018, the Company recorded $300 in income tax benefit which resulted in an effective tax rate of 27.80%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the three-month period ended September 30, 2018 were the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain and state income tax expense.

First Six Months of Fiscal 2019 Compared to First Six Months of Fiscal 2018
Following is a table detailing revenue by segment (in thousands):

	Six Months Ended September 30,		Change
	2019	2018	6 mos

Overnight Air Cargo	$38,064	$34,705	$3,359	10%
Ground Equipment Sales	24,991	19,224	5,767	30%
Printing Equipment and Maintenance	313	439	(126)	(29)%
Commercial Jet Engines and Parts	34,128	37,963	(3,835)	(10)%
Corporate	385	356	29	8%
	$97,881	$92,687	$5,194	6%

Revenues from the air cargo segment increased by $3,359 or 10% compared to the six months ended September 30, 2018. The increase was principally attributable to higher administrative fees and pass-through revenues to FedEx and higher sales to maintenance customers outside of FedEx.
The ground equipment sales segment contributed approximately $24,991 and $19,224 to the Company’s revenues for the six-month periods ended September 30, 2019 and 2018 respectively, representing a $5,767 or 30% increase in the current six-month period. The increase was due to increased orders of commercial and military deicers in addition to new customers.
The commercial jet engines and parts segment contributed $34,128 of revenues in the six months ended September 30, 2019 compared to $37,963 in the comparable prior year six months. The decrease was primarily driven by the fact that Contrail sold four whole engines in May 2018 totaling $17.4 million, which did not recur in 2019. This decrease was slightly offset by higher component and lease revenues in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Following is a table detailing operating income (loss) by segment during the six months ended September 30, 2019 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2019	2018	6 mos

Overnight Air Cargo	$271	$1,255	$(984)	(78)%
Ground Equipment Sales	2,568	1,089	1,479	136%
Printing Equipment and Maintenance	(682)	(654)	(28)	(4)%
Commercial Jet Engines and Parts	2,971	3,788	(817)	(22)%
Corporate	(3,663)	(3,666)	3	—%
	$1,465	$1,812	$(347)	(19)%

Consolidated operating income for the six months ended September 30, 2019 was $1,465, a decrease of $347 from operating income of $1,812 for the comparable six months of prior year.
Operating income for the air cargo segment decreased by $984 (78)% due primarily to higher pilot salaries and increased pilot headcount.
The ground equipment sales segment operating income increased by $1,479 (136%) to $2,568 in the six-month period ended September 30, 2019. This increase was primarily attributable to increased sales volume as well as higher margin product mix.
The commercial jet engines and parts segment generated an operating income of $2,971 in the current-year six months compared to an operating income of $3,788 in the prior-year six months. The decrease corresponded to the decrease in sales in this segment in addition to higher medical claim costs when compared to prior year six months.
Consolidated operating expenses increased by $5,541 or 6% to $96,416 in the six months ended September 30, 2019. The increase in operating expenses was primarily driven by the increases in the overnight air cargo segment due to higher pilot salaries and the ground equipment sales segment (higher operating expenses as a result of increased sales), offset by the decrease in the commercial jet engines and parts segment as a result of decreased sales at Contrail and higher medical claims costs at other companies in the same segment.
Following is a table detailing non-operating income (loss) during the six months ended September 30, 2019 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2019	2018	6 months
Other-than-temporary impairment loss on investments	$(1,210)	$—	$(1,210)
Interest expense	(3,071)	(1,421)	(1,650)
Gain on settlement of bankruptcy	4,527	—	4,527
Bargain purchase acquisition gain	49	1,984	(1,935)
Income (Loss) from equity method investments	(355)	170	(525)
Other	(205)	133	(338)
	$(265)	$866	$(1,131)

The Company had net non-operating loss of $(265) for the six months ended September 30, 2019, a decrease of $(1,131) from net non-operating income of $866 in the prior-year six-month period, principally due to an impairment loss in the investment of Insignia of $(1,210), an increase in interest expense of $(1,650) generated by increased debt activities as detailed in Footnote 11, a decrease in bargain purchase acquisition gain of $(1,935) offset by the $4,527 gain on settlement of bankruptcy related to Dephax Canada and UK.

Pretax income from continuing operations for the six-month period ended September 30, 2019 was $1,200 compared to $2,678 in the prior year comparable period, which was primarily attributable to the decrease in non-operating loss of $(1,131) in addition to decrease in operating income of $(347) as explained above.

During the six-month period ended September 30, 2019, the Company recorded $668 in income tax expense at an effective rate of 55.65%. The Company records income taxes using a discrete, year-to-date tax expense calculation for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the six-month period ended September 30, 2019 were the change in valuation allowance related to Delphax, the estimated expense for the exclusion of loss for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for Foreign-Derived Intangible Income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the six-month period ended September 30, 2018, the Company recorded $117 in income tax benefit which resulted in an effective tax rate of 4.37%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the six-month period ended September 30, 2018 were related to the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary afforded under Section 831(b), the change in valuation allowance and the presentation of the tax impact of the bargain purchase gain.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended September 30, 2019.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are not susceptible to material seasonal trends.

Liquidity and Capital Resources
As of September 30, 2019, the Company held approximately $27,536 in cash and cash equivalents and restricted cash. The Company also held $1,018 in restricted investments held as statutory reserve of SAIC and the remaining $102 of restricted investments pledged to secure SAIC’s participation in certain reinsurance pools. The Company has approximately $4,862 of marketable securities as of September 30, 2019.
As of September 30, 2019, the Company’s working capital amounted to $42,955, an increase of $24,401 compared to September 30, 2018.

As of September 30, 2019, the exercise of Warrants to purchase TruPs issued on June 10, 2019 has generated cash proceeds of $5,407, which is disclosed in the financing section on our consolidated statements of cash flows.
On August 16, 2019, Contrail entered into a term loan agreement with Old National Bank to borrow $13 million at the interest rate of LIBOR plus 3.75% per annum. The maturity date of the term loan is August 1, 2024.
On September 24, 2019, Air T amended the MBT revolver to temporarily increase the borrowing commitment from $17 million to $20 million. All other terms of the credit agreement remain unchanged.
The revolving lines of credit at both Air T and AirCo have due dates or expire within the next twelve months, as does some term debts within various business units. On November 8, 2019, we entered into agreements with MBT ("extension agreements") to extend the maturity date of the Air T Revolver and AirCo Revolver to February 28, 2020. As part of the extension agreement, the Air T revolver's borrowing capacity was also returned to $17 million. We are currently seeking to refinance these obligations prior to February 28,

2020; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance these obligations, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

As of September 30, 2019, the Company had sufficient capital resources to cover contractual financing obligations due by September 30, 2020. Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash requirements.
The Company’s Credit Agreement with MBT (the Air T debt in Footnote 11 to the financial statements) includes several covenants that are measured once a year as of March 31, including but not limited to a negative covenant requiring a debt service coverage ratio of 1.25. The Company is working with its operating subsidiaries to assure compliance with the MBT covenants at March 31, 2020. However, there is no assurance that the Company will meet each covenant at March 31, 2020 and in such event the Company will work with MBT to seek a waiver and/or undertake other actions to avoid an event of non-compliance.

Cash Flows
Following is a table of changes in cash flow for the six months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018

Net Cash Provided by Operating Activities	603	14,871
Net Cash Provided by (Used in) Investing Activities	1,933	(27,576)
Net Cash Provided by Financing Activities	12,327	13,258
Effect of foreign currency exchange rates on cash and cash equivalents	26	5

Net Increase in Cash and Cash Equivalents and Restricted Cash	14,889	558
Net cash provided by operating activities was $603 for the six-month period ended September 30, 2019 compared to the net cash provided by operating activities of $14,871 in prior year period. The primary drivers in the decrease in cash provided by operating activities for the six months ended September 30, 2019 was the increase in accounts receivable at GGS due to significant increase in commercial deicer sales as well as increased inventory levels at Contrail due to two engines coming off lease into inventory and at GGS due to significant backlog and production requirements in the current quarter.
Net cash provided by investing activities for the six-month period ended September 30, 2019 was $1,933 compared to net cash used in investing activities of $(27,576) in prior year period. The primary driver in generating cash from investing activities was the lower cash used in business combinations, purchases of marketable securities as well as lower capital expenditures, and cash provided by the sale of GAS.
Net cash provided by financing activities for the six-month period ended September 30, 2019 was $12,327 compared to net cash provided by financing activities of $13,258 in the prior year period. The slight decrease was primarily driven by lower net cash proceeds from lines of credit and term loans, in addition to cash proceeds from exercise of Warrants to purchase TruPs.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2019. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(a)None.
(b)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.
Purchases during the quarter ended September 30, 2019 are described below:
Issuer Purchases of Equity Securities

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	2,097	$17.81	24,438	699,027
August 1 - August 31, 2019	2,674	$17.87	21,764	677,263
September 1 - September 30, 2019	1,112	$14.32	20,652	656,611
	5,883

Item 5. Other information

(a) Other Information

On November 8, 2019, AirCo 1, LLC, a wholly-owned subsidiary of AirCo, LLC, a wholly-owned subsidiary of Stratus Aero Partners, LLC, a wholly-owned subsidiary of Air T, Inc., and MBT, entered into that certain Change in Terms Agreement (the “AirCo 1 Amendment”). The AirCo 1 Amendment amends the AirCo Revolving Credit Note in the original principal amount of $10,000,000 by extending the maturity date to February 28, 2020, and providing for a three-month interest only payment schedule with final payment of all principal and unpaid accrued interest due on the new maturity date.

On November 8, 2019, the Company and MBT entered into that certain Change in Terms Agreement (the “Company Amendment”). The Company Amendment amends the Company Revolving Credit Note to return the principal amount to $17,000,000, extend the maturity date to February 28, 2020 with final payment of all principal and unpaid accrued interest due on the maturity date.

The above discussion is qualified in its entirety by reference to the AirCo 1 Amendment and the Company Amendment filed as Exhibits 10.29 and 10.30 to this Report, which are incorporated herein by reference.

On November 8, 2019, the Company purchased a 19.90% interest in Cadillac Castings, Inc, a Michigan corporation (“Cadillac”). The purchase price for the interest acquired approximated $3,000,000. In connection with the transaction, investment entities controlled by Nick Swenson increased ownership interest in Cadillac from approximately 33% to approximately 61%. Gary Kohler, a director of the Company is an investor in the investment entity controlled by Mr. Swenson that purchased the additional shares.

Cadillac is a full-service ductile iron foundry located in Cadillac, Michigan (“Cadillac”). Cadillac operates a 275,000 square-foot facility located on 43 acres and is a major supplier of engineered ductile iron, including high silicon molybdenum cast components. Molds are made with a high-speed green sand horizontal Combustion Engineering (CE) SpoMatic process. Cadillac also uses a custom automated Resin Bonded Sand (RBS) process, for difficult and “rangy” products. Cadillac provides support from the design and prototype phases all the way through production of its products. Cadillac operates in the automotive, commercial vehicle, off highway, industrial and railroad industries. Cadillac’s annual revenues exceeded $100MM in each of the last two calendar years.

Item 6. Exhibits
(a) Exhibits

No.	Description

10.1	Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank.

10.2	Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019.

10.3	Supplement #1 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank.

10.4	Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC First Amended and Restated Promissory Note Term Note A in the principal amount of $9,920,000.00 to Old National Bank.

10.5	Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, and Old National Bank.

10.6	Contrail Aviation Leasing, LLC Continuing Guaranty in favor of Old National Bank, dated June 24, 2019.

10.7	Contrail Aviation Support, LLC First Amended and Restated Promissory Note Revolving Note in the principal amount of $20,000,000.00 to Old National Bank.

10.8	Supplement #3 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank.

10.9	Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC First Amended and Restated Promissory Note Term Note B in the principal amount of $18,000,000.00 to Old National Bank.

10.10	Supplement #4 to Master Loan Agreement, dated August 16, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank.

10.11	Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note C in the principal amount of $13,000,594.00 to Old National Bank.

10.12
Trustee Aircraft Security Agreement, dated August 16, 2019 by and between Wells Fargo Trust Company, National Association, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank.

10.13	Beneficial Interest Pledge Agreement, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC, and Old National Bank.

10.14	Assignment of Beneficial Interest of Trust, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank.

10.15
Aircraft Asset Sale and Purchase Agreement, dated August 2, 2019 by and between Sapphire Leasing I (AOE 5) Limited, Sapphire Finance I Holding Designated Activity Company, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC.*

10.16	Form of Third Aircraft Lease Amendment Agreement, dated August 2, 2019 by and between Sapphire Aviation Finance I (UK) Limited and MIAT Mongolian Airlines.*

10.17	Buyer Guarantee, dated August 2, 2019 by and between Contrail Aviation Support, LLC and Sapphire Leasing I (AOE 5) Limited.

10.18	Form of Declaration of Trust (MSN 29922), dated June 26, 2019 by and between Contrail Aviation Leasing, LLC, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC.

10.19	Novation and Amendment Agreement, dated October 24, 2019 by and between Sapphire Aviation Finance I (UK) Limited, Wilmington Trust SP Services (Dublin) Limited, and MIAT Mongolian Airlines.*

10.20	Netting Letter, dated October 31, 2019 by and between Sapphire Leasing I (AOE 5) Limited and Wilmington Trust SP Services (Dublin) Limited.*

10.21	Supplement #5 to Master Loan Agreement, dated October 30, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank.

10.22	Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note D in the principal amount of $7,553,165.00 to Old National Bank.

10.23
Trustee Aircraft Security Agreement, dated October 30, 2019 by and between Wilmington Trust SP Services (Dublin) Limited, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank.

10.24	Beneficial Interest Pledge Agreement, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank.

10.25	Form of Assignment of Beneficial Interest of Trust, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank.

10.26	Aircraft Sale and Purchase Agreement, dated June 4, 2019 by and between Diamond Head 2 (Ireland) DAC, Diamond Head 3 (Ireland) DAC, and Contrail Aviation Support, LLC.*

10.27	Equity Purchase Agreement, dated September 30, 2019, by and among PrimeFlight Aviation Services, Inc., Global Aviation Services, LLC, and CSA Air, LLC.

10.28	Pro Forma Financial Information

10.29	Change in Terms Agreement, dated November 8, 2019, by and between AirCo 1, LLC and Minnesota Bank & Trust.

10.30	Change in Terms Agreement, dated November 8, 2019, by and between Air T, Inc. and Minnesota Bank & Trust.

10.31
Aircraft Asset Sale and Purchase Agreement, dated June 21, 2019 by and between Sapphire Finance I Holding Designated Activity Company, Contrail Aviation Leasing, LLC, and Contrail Aviation Support, LLC.*

10.32	Buyer Guarantee, dated June 25, 2019 by and between Contrail Aviation Support, LLC and Sapphire Finance I Holding Designated Activity Company.

10.33
Notice of Beneficial Interest Transfer, dated July 26, 2019 from Wells Fargo Trust Company, National Association, Sapphire Finance I Holding Designated Activity Company, and Contrail Aviation Leasing, LLC to Sun Country, Inc. d/b/a Sun Country Airlines.*

10.34	Guarantee, dated July 26, 2019 by and between Contrail Aviation Support, LLC and Sun Country, Inc. d/b/a Sun Country Airlines.*

10.35	Third Trust Assignment and Assumption Agreement, dated July 26, 2019 by and between Sapphire Finance I Holding Designated Activity Company and Contrail Aviation Leasing, LLC.

10.36	Netting Letter, dated July 26, 2019 by and between Sapphire Finance I Holding Designated Activity Company and Contrail Aviation Leasing, LLC.*

10.37	Amendment Number Five to Aircraft Lease Agreement, dated June 20, 2019 by and between Wells Fargo Trust Company, National Association and Sun Country, Inc. d/b/a Sun Country Airlines.*

10.38	Amendment No. 1 to Amended and Restated Credit Agreement, dated September 24, 2019 by and between Air T, Inc. and Minnesota Bank & Trust.

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Press Release dated September 30, 2019 regarding sale of Global Aviation Services, LLC

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of the transaction exhibits have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 12, 2019
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer