Form 10-Q
period 2019-12-31
AIR T INC
filed 2020-02-13
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
December 31, 2019
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
(828) 464 – 8741
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRT	NASDAQ Global Market
Alpha Income Preferred Securities (also referred to as 8% Cumulative Capital Securities) (“AIP”)*	AIRTP	NASDAQ Global Market
Warrant to purchase AIP*	AIRTW	NASDAQ Global Market
*Issued by Air T Funding
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at January 31, 2020	2,912,599

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In Thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating Revenues:
Overnight air cargo	$18,706	$17,868	$56,771	$52,573
Ground equipment sales	15,949	16,278	40,939	35,502
Printing equipment and maintenance	82	105	396	544
Commercial jet engines and parts	38,536	20,990	72,665	58,953
Corporate and other	27	245	410	601
	73,300	55,486	171,181	148,173

Operating Expenses:
Overnight air cargo	16,806	16,292	51,031	46,816
Ground equipment sales	12,960	13,760	33,049	29,677
Printing equipment and maintenance	51	95	211	289
Commercial jet engines and parts	29,308	12,268	48,644	38,052
General and administrative	9,499	9,048	28,459	24,426
Depreciation and amortization	975	2,147	4,610	5,204
Impairment	4	7	18	28
(Gain) Loss on sale of property and equipment	(23)	4	(26)	4
	69,580	53,621	165,996	144,496

Operating Income from continuing operations	3,720	1,865	5,185	3,677

Non-operating Income (Expense):
Other-than-temporary impairment loss on investments	(1,095)	(2,000)	(2,305)	(2,000)
Interest expense	(1,227)	(1,186)	(4,298)	(2,608)
Gain on settlement of bankruptcy	—	—	4,527	—
Bargain purchase acquisition gain	—	—	49	1,984
Income (loss) from equity method investments	(282)	201	(636)	371
Other	81	(623)	(124)	(489)
	(2,523)	(3,608)	(2,787)	(2,742)

Income (Loss) from continuing operations before income taxes	1,197	(1,743)	2,398	935
Income Taxes (Benefit)	616	198	(52)	241
Net income (Loss) from continuing operations	581	(1,941)	2,450	694

Loss from discontinued operations, net of tax	—	(376)	(70)	(1,156)
Gain/ (Loss) on sale of discontinued operations, net of tax	(222)	—	8,137	—

Net income (loss)	359	(2,317)	10,517	(462)

Net Income Attributable to Non-Controlling Interests	(789)	(398)	(3,449)	(745)
Net Income (Loss) Attributable to Air T, Inc. Stockholders	$(430)	$(2,715)	$7,068	$(1,207)

Loss from continuing operations per share (Note 6)
Basic	$(0.07)	$(0.77)	$(0.36)	$(0.02)
Diluted	$(0.07)	$(0.77)	$(0.36)	$(0.02)

Income (Loss) from discontinued operations per share (Note 6)
Basic	$(0.07)	$(0.12)	$2.93	$(0.38)
Diluted	$(0.07)	$(0.12)	$2.93	$(0.38)

Income (Loss) per share (Note 6)
Basic	$(0.14)	$(0.89)	$2.57	$(0.40)
Diluted	$(0.14)	$(0.89)	$2.57	$(0.40)

Weighted Average Shares Outstanding:
Basic	2,973	3,042	2,752	3,058
Diluted	2,973	3,042	2,756	3,058

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In Thousands)	2019	2018	2019	2018

Net income (loss)	$359	$(2,317)	$10,517	$(462)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(53)	121	(29)	201
Unrealized gain (loss) on interest rate swaps, net of tax	94	(163)	(170)	(134)
Total Other Comprehensive Income (loss)	41	(42)	(199)	67
Total Comprehensive Income (Loss)	400	(2,359)	10,318	(395)
Comprehensive Income Attributable to Non-controlling Interests	(789)	(405)	(3,464)	(777)
Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$(389)	$(2,764)	$6,854	$(1,172)

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2019	March 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$11,536	$12,417
Marketable securities	1,845	1,760
Restricted cash	10,069	123
Restricted investments	1,008	831
Accounts receivable, net of allowance for doubtful accounts of $394 and $408	15,828	10,881
Income tax receivable	1,504	142
Inventories, net	68,116	27,455
Other current assets	7,302	6,138
Current assets of discontinued operations	—	11,601
Total Current Assets	117,208	71,348

Assets on lease, net of accumulated depreciation of $5,780 and $6,689	15,825	25,164
Property and equipment, net of accumulated depreciation of $4,104 and $3,470	4,172	4,264
Right-of-use assets	8,458	—
Cash surrender value of life insurance policies, net of policy loans	163	122
Other tax receivables-long-term	—	311
Deferred income tax assets	261	548
Investments in securities	1,438	1,086
Equity method investments	5,481	5,611
Other assets	316	200
Intangible assets, net of accumulated amortization of $2,303 and $2,097	826	998
Goodwill	4,227	4,227
Non-current assets of discontinued operations	—	1,264
Total Assets	$158,375	$115,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,105	11,409
Income tax payable	—	888
Accrued expenses and other	12,624	14,175
Current portion of long-term debt	51,504	24,735
Short-term lease liability	1,134	—
Current liabilities of discontinued operations	—	1,587
Total Current Liabilities	76,367	52,794

Long-term debt	39,995	32,918
Deferred income tax liabilities	1,604	—
Long-term lease liability	7,779	—
Other non-current liabilities	1,039	597
Total Liabilities	126,784	86,309

Redeemable non-controlling interest	8,190	5,476

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,023,085 and 2,022,637 shares issued, 2,912,599 and 2,022,637 shares outstanding	756	506
Treasury stock, 110,146 shares at $19.58	(2,157)	—
Additional paid-in capital	1,029	2,866
Retained earnings	23,180	21,191
Accumulated other comprehensive loss	(420)	(205)
Total Air T, Inc. Stockholders' Equity	22,388	24,358
Non-controlling Interests	1,013	(1,000)
Total Equity	23,401	23,358
Total Liabilities and Equity	$158,375	$115,143
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,517	$(462)
Loss from discontinued operations, net of income tax	70	1,156
Gain on sale of discontinued operations, net of income tax	(8,137)	—
Net income from continuing operations	2,450	694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,640	5,224
Bargain purchase acquisition gain	(49)	(1,984)
Impairment of investment	2,305	2,000
Profit from sale of assets on lease	(3,846)	—
Gain on settlement of bankruptcy	(4,527)	—
Other	775	(611)

Change in operating assets and liabilities:
Accounts receivable	(4,708)	(1,024)
Costs and estimated earnings in excess of billings and uncompleted projects	—	2,012
Notes receivable and other non-trade receivables	(1,151)	(4,357)
Inventories	(7,866)	(191)
Accounts payable	1,753	(463)
Accrued expenses	1,106	1,013
Other	(1,774)	284
Net cash (used in) provided by operating activities - continuing operations	(10,892)	2,597
Net cash provided by (used in) operating activities - discontinued operations	1,201	(1,395)
Net cash (used in) provided by operating activities	(9,691)	1,202
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,103)	(2,014)
Sale of marketable securities	631	837
Proceeds from sale of assets on lease	16,956	—
Acquisition of businesses, net of cash acquired	(500)	(3,376)
Investment in unconsolidated entities	(2,811)	(2,000)
Capital expenditures related to property & equipment	(1,017)	(897)
Capital expenditures related to assets on lease	(39,885)	(19,150)
Other	157	3,967
Net cash used in investing activities - continuing operations	(27,572)	(22,633)
Net cash provided by (used in) investing activities - discontinued operations	20,174	(113)
Net cash provided by (used in) investing activities	(7,398)	(22,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	133,068	86,520
Payments on lines of credit	(100,884)	(83,566)
Proceeds from term loan	27,449	22,539
Payments on term loan	(36,187)	(6,787)
Proceeds received from exercise of warrants	6,041	—
Proceeds from life insurance policy loan	—	1,897
Other	(3,323)	(681)
Net cash provided by financing activities - continuing operations	26,164	19,922
Effect of foreign currency exchange rates on cash and cash equivalents	(10)	114
NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	9,065	(1,508)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	12,540	5,073
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$21,605	$3,565

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Equity
	Air T, Inc. Stockholders' Equity
(In Thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2018	2,044	$511	$4,172	$20,696	$(261)	$(875)	$24,243

Net income*	—	—	—	2,829	—	(46)	2,783

Reclassification of unrealized loss on marketable securities, net of tax	—	—	—	(106)	106	—	—

Foreign currency translation gain	—	—	—	—	31	17	48

Balance, June 30, 2018	2,044	$511	$4,172	$23,419	$(124)	$(904)	$27,074

Net loss*	—	—	—	(1,321)	—	(42)	(1,363)

Exercise of stock options	2	—	18	—	—	—	18

Repurchase of common stock	(1)	—	(2)	(21)	—	—	(23)

Foreign currency translation gain	—	—	—	—	24	8	32

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	29	—	29

Balance, September 30, 2018	2,045	$511	$4,188	$22,077	$(71)	$(938)	$25,767

Net loss*	—	—	—	(2,715)	—	(27)	(2,742)

Repurchase of common stock	(20)	(5)	1	(667)	—	—	(671)

Equity-based compensation	—	—	6	—	—	—	6

Foreign currency translation gain	—	—	—	—	114	7	121

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(163)	—	(163)
Balance, December 31, 2018	2,025	$506	$4,195	$18,695	$(120)	$(958)	$22,318

*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation.

	Equity
	Air T, Inc. Stockholders' Equity
(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Share	Amount
Balance, March 31, 2019	2,022	$506	$—	$—	$2,866	$21,191	$(205)	$(1,000)	$23,358

Net income*	—	—	—	—	—	1,782	—	2,034	3,816

Repurchase of Common Stock	(17)	(4)	—	—	—	(122)	—	—	(126)

Stock Split	1,010	252			(252)	—	—	—	—

Issuance of Debt - Trust Preferred Securities	—	—	—	—	—	(4,000)	—	—	(4,000)

Issuance of Warrants	—	—	—	—	—	(840)	—	—	(840)

Adoption of ASC 842 - Leasing	—	—	—	—	—	(41)	—	—	(41)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(176)	—	(176)

Foreign currency translation gain (loss)	—	—	—	—	—	—	(30)	12	(18)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	(985)	—	—	—	(985)

Balance, June 30, 2019	3,015	$754	$—	$—	$1,629	$17,970	$(411)	$1,046	$20,988

Net income*	—	—	—	—	—	5,715	—	(17)	5,698

Repurchase of common stock	8	2	—	—	—	(75)	—	—	(73)

Foreign currency translation gain	—	—	—	—	—	—	38	3	41

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	781	—	—	—	781

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(88)	—	(88)

Balance, September 30, 2019	3,023	$756	$—	$—	$2,410	$23,610	$(461)	$1,032	$27,347

Net loss*	—	—	—	—	—	(430)	—	(19)	(449)

Repurchase of common stock	—	—	110	(2,157)	—	—	—	—	(2,157)

Foreign currency translation loss	—	—	—	—	—	—	(53)	—	(53)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	(1,381)	—	—	—	(1,381)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	94	—	94

Balance, December 31, 2019	3,023	$756	$110	$(2,157)	$1,029	$23,180	$(420)	$1,013	$23,401

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2019. The results of operations for the period ended December 31, 2019 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to the prior period amounts to conform to the current presentation.
Discontinued Operations
On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended December 31, 2019 and 2018. Refer to Footnote 4 - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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

In December 2019, the FASB updated the Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes of the Accounting Standards Codification. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The amendments in this Update simplify the accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income), among other changes. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and disclosures.

In January 2020, the FASB updated the Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and disclosures.

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

The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Product Sales
Air Cargo	$6,014	$5,694	$18,108	$16,217
Ground equipment sales	15,640	15,902	40,132	34,519
Commercial jet engines and parts	35,463	15,957	59,851	48,366
Printing equipment and maintenance	3	88	72	497
Corporate and other	—	—	—	—
Support Services
Air Cargo	12,644	12,164	38,572	36,245
Ground equipment sales	161	260	370	509
Commercial jet engines and parts	797	1,309	3,804	3,602
Printing equipment and maintenance	79	13	314	33
Corporate and other	37	45	69	61
Leasing Revenue
Air Cargo	—	—	—	—
Ground equipment sales	58	16	111	62
Commercial jet engines and parts	2,245	3,663	8,901	6,691
Printing equipment and maintenance	—	—	—	—
Corporate and other	36	49	117	121
Other
Air Cargo	48	10	91	111
Ground equipment sales	90	100	326	412
Commercial jet engines and parts	31	61	109	294
Printing equipment and maintenance	—	4	10	14
Corporate and other	(46)	151	224	419

Total	$73,300	$55,486	$171,181	$148,173

The following table summarizes total revenues by segment (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Air cargo	$18,706	$17,868	$56,771	$52,573
Ground equipment sales	15,949	16,278	40,939	35,502
Commercial jet engines and parts	38,536	20,990	72,665	58,953
Printing equipment and maintenance	82	105	396	544
Corporate and other	27	245	410	601

Total	$73,300	$55,486	$171,181	$148,173

See Note 13 for the Company's disaggregated revenues by geographic region and Note 14 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2019 and December 31, 2019 and the amount of contract liabilities that were recognized as revenue during the nine months ended December 31, 2019 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2019 Recognized as Revenue
As of December 31, 2019	$2,741
As of April 1, 2019	1,867
For the nine months ended December 31, 2019		1,744

Contract assets primarily relate to deposits paid to vendors. The following table presents the amount of contract assets as of April 1, 2019 and December 31, 2019 (in thousands):

Contract assets
As of December 31, 2019	$3,155
As of April 1, 2019	1,743

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

4. Discontinued Operations

On September 30, 2019, the Company completed the sale of 100% of the equity ownership in the Company’s wholly-owned subsidiary, Global Aviation Services, LLC ("GAS") to PrimeFlight Aviation Services, Inc., a Delaware corporation. The agreement includes a purchase price of $21 million as well as an earn-out provision of $4 million if certain performance metrics are achieved by March 31, 2020. The Company received approximately $20.5 million of total proceeds at closing after the initial net working capital adjustment. The Company recognized a pre-tax gain on the sale of GAS of approximately $10.5 million with tax impact of $2.4 million for a net of tax gain of $8.1 million during the nine months ended December 31, 2019. The gain is subject to change pending final settlement statement, final transaction costs and net working capital adjustments.

Summarized results of operations of GAS for the three and nine months ended December 31, 2019 and 2018 through the date of disposition are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$—	$8,137	$16,637	$25,658
Operating Expense	—	(8,537)	(17,319)	(26,887)
Loss from discontinued operations before income taxes	—	(400)	(682)	(1,229)
Income tax benefit	—	(24)	(612)	(73)
Loss from discontinued operations, net of tax	$—	$(376)	$(70)	$(1,156)

The following table presents summary balance sheet information of GAS that is presented as discontinued operations as of March 31, 2019 (in thousands):

Assets:	March 31, 2019
Cash and cash equivalents	$107
Accounts receivable, net	8,197
Income tax receivable	16
Inventories, net	2,512
Other current assets	769
Current assets of discontinued operations	11,601
Property and equipment, net	554
Intangible assets, net	228
Goodwill	190
Other non-current assets	292
Non-current assets of discontinued operations	1,264
Liabilities:
Accounts payable	1,144
Income tax payable	(226)
Accrued expenses	669
Current liabilities of discontinued operations	$1,587

5. Income Taxes

During the three-month period ended December 31, 2019, the Company recorded $616,000 in income tax expense from continuing operations at an effective rate ("ETR") of 51.5%. The Company records income taxes using a discrete, year-to-date tax expense calculation for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2019 were the change in valuation allowance related to Delphax, the estimated expense for the exclusion of loss for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for Foreign-Derived Intangible Income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the three month period ended December 31, 2018, the Company recorded $198,000 in income tax expense from continuing operations at an ETR of (11.4)%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the three-month period ended December 31, 2018 were the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain and state income tax expense.

During the nine-month period ended December 31, 2019, the Company recorded $52,000 in income tax benefit from continuing operations at an ETR of (2.2)%. The Company records income taxes using a discrete, year-to-date tax expense calculation for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2019 were the change in valuation allowance related to Delphax, the estimated expense for the exclusion of loss for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for Foreign-Derived Intangible Income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the nine-month period ended December 31, 2018, the Company recorded $241,000 in income tax expense from continuing operations at an ETR of 25.8%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the six-month period ended December 31, 2018 were related to the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary afforded under Section 831(b), the change in valuation allowance and the presentation of the tax impact of the bargain purchase gain.

For the three and nine months ended December 31, 2019, the ETR in discontinued operations is 0.0% and 89.7%, respectively. The ETR is impacted by the effect of the release of the valuation allowance recorded in fiscal year 2019 against the $2 million impaired reinsurance contracts. For the three and nine months ended December 31, 2018, the ETR in discontinued operations is 6.0% and 5.9%, respectively. The ETR is impacted by permanent, non-deductible items for tax.

6. Net Earnings Per Share
Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. There were 3,824 anti-dilutive securities as of December 31, 2019. The computation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income (loss) from continuing operations	$581	$(1,941)	$2,450	$694
Net income from continuing operations attributable to non-controlling interests	(789)	(398)	(3,449)	(745)
Net loss from continuing operations attributable to Air T, Inc. stockholders	(208)	(2,339)	(999)	(51)
Loss from continuing operations per share:
Basic	$(0.07)	$(0.77)	$(0.36)	$(0.02)
Diluted	$(0.07)	$(0.77)	$(0.36)	$(0.02)

Loss from discontinued operations, net of tax	$—	$(376)	$(70)	$(1,156)
Gain (loss) on sale of discontinued operations, net of tax	(222)	—	8,137	—
Gain (loss) from discontinued operations attributable to Air T, Inc. stockholders	(222)	(376)	8,067	(1,156)

Income (loss) from discontinued operations per share:
Basic	$(0.07)	$(0.12)	$2.93	$(0.38)
Diluted	$(0.07)	$(0.12)	$2.93	$(0.38)

Income (Loss) per share:
Basic	$(0.14)	$(0.89)	$2.57	$(0.40)
Diluted	$(0.14)	$(0.89)	$2.57	$(0.40)

Weighted Average Shares Outstanding:
Basic	2,973	3,042	2,752	3,058
Diluted	2,973	3,042	2,756	3,058

On June 10, 2019, the Company effected a three-for-two stock split of its common stock in the form of a 50% stock dividend to shareholders of record as of June 4, 2019. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly-issued shares was recorded with the offset to additional paid-in capital.

With respect to our December 31, 2019 Quarterly Report on Form 10-Q, the effect of the stock split was recognized retroactively in the stockholders’ equity accounts in the Condensed Consolidated Balance Sheets, and in all share data in the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7. Equity Method Investments
The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. At December 31, 2019, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 29% of the outstanding shares. For the quarter ended December 31, 2019, the Company recorded a loss of $284,975 as its share of Insignia’s net loss for the three months ended September 30, 2019 along with a basis difference adjustment of $24,032. In addition, due to the adverse financial results as reported in Insignia's Form 10-Qs for the quarters ended June 30 and September 30, 2019 in addition to consideration of analyst reports and other qualitative factors, the Company determined that it has suffered from an other-than-temporary impairment in its investment in Insignia. As such, the Company recorded an impairment charge of $1,094,890 during the quarter ended December 31, 2019, totaling impairment charges of 2,304,779 for the nine months ended December 31, 2019. After the impairment, the Company's net investment basis in Insignia is $2,035,650 as of December 31, 2019.
Summarized unaudited financial information for Insignia for the nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue	$15,636	$25,119
Gross Profit	3,165	9,314
Operating income (loss)	(3,091)	1,331
Net income (loss)	(2,562)	993
Net income (loss) attributable to Air T, Inc. stockholders	$(749)	$203

On November 8, 2019, the Company made an investment of $2.8 million to purchase a 19.9% ownership stake in Cadillac Casting Inc.("CCI"). The Company determined that CCI is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not have the power to direct the activities that most significantly impact the economic performance of CCI. Accordingly, the Company does not consolidate CCI and has determined to account for this investment using equity method accounting.
Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost as of December 31, 2019, with a basis difference of $338,373. As Air T has no rights to CCI's results prior to November 8, 2019, under the lag method, Air T will not record any earnings or losses from CCI's third quarter results ended September 30, 2019. Likewise, no basis difference adjustments will be recorded in the period ended December 31, 2019. In subsequent periods, Air T will depreciate the basis difference straight-line into equity method earnings.

8. Inventories
Inventories consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Ground equipment manufacturing:
Raw materials	$5,413	$2,498
Work in process	2,302	1,660
Finished goods	473	973
Printing equipment and maintenance
Raw materials	498	401
Finished goods	911	1,048
Commercial jet engines and parts	58,605	21,032
Total inventories	68,202	$27,612
Reserves	(86)	(157)
Total inventories, net of reserves	$68,116	$27,455

9.  Leases
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
The components of lease cost for the three and nine months ended December 31, 2019 are as follows (in thousands):

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease cost	$569	$1,489
Short-term lease cost	63	318
Variable lease cost	97	304
Sublease income	—	—
Total lease cost	$729	$2,111

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the quarter ended December 31, 2019 were as follows (in thousands):

December 31, 2019
Operating leases
Operating lease right-of-use assets	$8,458
Operating lease liabilities	$8,913

Weighted-average remaining lease term	14 years, 3 months
Operating leases

Weighted-average discount rate	4.51%
Operating leases
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the quarter ended December 31, 2019 are as follows (in thousands):

Operating Leases
2020 (excluding the nine months ended December 31, 2019)	$349
2021	1,553
2022	1,402
2023	1,215
2024	922
2025	694
Thereafter	6,388
Total undiscounted lease payments	$12,523
Less: Interest	3,045
Less: Discount	565
Total lease liabilities	$8,913

At March 31, 2019, future minimum annual lease payments (foreign currency amounts translated using applicable March 31, 2019 exchange rates) are as follows (in thousands):

Year ended March 31,
2020	$3,133
2021	2,115
2022	1,625
2023	1,241
2024	692
Thereafter	6,267
Total minimum lease payments	$15,073

10. Financing Arrangements

Borrowings of the Company and its subsidiaries are summarized below (in thousands) at December 31, 2019 and March 31, 2019, respectively. AirCo and Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Contrail Aviation Leasing Ireland DAC, CRO No. 662616 (“Contrail”) are subsidiaries of the Company in the commercial jet engines and parts segment.

On October 30, 2019, Contrail entered into Supplement #5 to Master Loan Agreement with Old National Bank (“Supplement #5”). In connection therewith, Contrail entered into the Promissory Note Term Note D in the principal amount of $7,553,165 to ONB (“Term Note D”). The Term Note D has a maturity date of October 30, 2021, with a variable interest rate equal to the LIBOR rate plus 3.75% per year. There are additional affirmative covenants regarding quarterly cash flow coverage and tangible net worth. Term Note D was fully paid off in the current quarter.

On December 19, 2019, Contrail entered into Supplement #6 to that certain Master Loan Agreement with ONB. In connection therewith, Contrail entered into that certain Promissory Note Term Note E in the principal amount of $6,894,790 to ONB (“Term Note E”). The Term Note E has a maturity date of December 1, 2022, with a variable interest rate equal to the LIBOR rate plus 3.75% per year. There are additional affirmative covenants regarding quarterly cash flow coverage and tangible net worth.

On December 31, 2019, the Company and Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”, "the bank"), entered into Amendment No. 2 to that certain Amended and Restated Credit Agreement (the “Second Amendment”). In connection with the Second Amendment, the Company entered into that certain Supplemental Revolving Credit Note in the principal amount of $10,000,000 to MBT (the “Note”). The Note has a maturity date of June 30, 2020, with a fluctuating annual rate of interest equal to the greater of (a) the sum of (i) the LIBOR Rate, and as the same may adjust monthly, plus (ii) 1.25%; or (b) 3.00%; provided, that, upon the occurrence and during the continuance of any Event of Default as defined therein, the rate of interest thereunder shall be increased by 3.00% above the rate of interest that would otherwise be in effect thereunder. The loan is secured by a pledge of a continuing security interest in the demand deposit cash collateral accounts of Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC (the "Opportunity Zone Funds"), each a Minnesota limited liability company and a subsidiary of the Company, with an aggregate account cash balance of $10,000,000 under the sole control by MBT. Twelve of the Company’s subsidiaries continue to, jointly and severally, guaranty the full and prompt payment and performance of all debts and obligations of the Company to MBT.

(In Thousands)	December 31, 2019	March 31, 2019	Maturity Date	Interest Rate	Unused commitments
Revolver - MB&T	$13,608	$12,403	February 28, 2020	Prime - 1%	$3,392
Term Note A - MB&T	8,000	8,750	January 1, 2028	1-month LIBOR + 2%
Term Note B - MB&T	4,000	4,375	January 1, 2028	4.5%
Term Note D - MB&T	1,557	1,607	January 1, 2028	1-month LIBOR + 2%
Debt - Trust Preferred Securities	10,292	—	June 7, 2049	8%
Note - MB&T	10,000	—	June 30, 2020	1-month LIBOR + 1.25% or 3%	—
Air T Debt	47,457	27,135

Revolver - MB&T	—	3,820	May 21, 2019	7.5%
Revolver - MB&T	9,327	—	February 28, 2020	greater of 6.50% or Prime + 2%	673
Term Loan - MB&T	—	450	December 17, 2019	7.50%
Term Loan - MB&T	—	400	June 17, 2020	7.25%
Term Loan - Park State	—	2,100	June 17, 2020	8.50%
AirCo Debt	9,327	6,770

Revolver	11,652	—	September 5, 2021	1-month LIBOR + 3%	8,348
Term Loan A	6,808	8,617	January 26, 2021	1-month LIBOR + 3.75%
Term Loan B	—	15,500	September 14, 2021	1-month LIBOR + 3.75%
Term Loan C	9,621	—	August 1, 2024	1-month LIBOR + 3.75%
Term Loan D	—	—	October 30, 2021	1-month LIBOR + 3.75%
Term Loan E	6,895	—	December 1, 2022	1-month LIBOR + 3.75%
Contrail Debt - Old National	34,976	24,117

Total Debt	91,760	58,022

Less: Unamortized Debt Issuance Costs	(261)	(369)
Total Debt, net	$91,499	$57,653

Maturities - At December 31, 2019, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
December 31, 2020	$51,504
December 31, 2021	12,795
December 31, 2022	6,601
December 31, 2023	3,279
December 31, 2024	1,567
Thereafter	16,014
91,760
Less: Unamortized Debt Issuance Costs	(261)
$91,499

Liquidity and Financial Condition - The Company's condensed consolidated financial statements as of December 31, 2019 have been prepared assuming that the Company will continue its operations as a going concern. The Company believes cash on hand, net cash provided by operations, together with its current revolving lines of credit, as amended or replaced, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and the ability to extend the maturity of or refinance the Air T and AirCo revolvers ("revolvers") maturing February 28, 2020. Based on our discussions to date with MBT, as well as our history of refinancing with MBT and the receipt of written confirmation from MBT indicating their intention to refinance the revolvers, at substantially the same terms, with maturity dates extending beyond February 28, 2021, the Company believes the plan to refinance these revolvers is probable of occurring.

Other - On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of three securities as enumerated below:

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

As of December 31, 2019, 2,516,916 Warrants have been exercised. As a result, the amount outstanding on the Company's Debt - Trust Preferred Securities is $10,292,000 as of December 31, 2019.

At December 31, 2019, the Company had Warrants outstanding and exercisable to purchase 5,883,084 shares of its TruPs at an exercise price of $2.40 per share, which represents a discount to the $2.50 face value of each Trust Preferred Security. The Warrants will expire on June 7, 2020 or earlier upon redemption or liquidation.

Fair Value Measurement as of December 31, 2019
Warrant liability (Level 2)	$588,308

As of December 31, 2019, the Warrants are recorded within "Other non-current liabilities" on our consolidated balance sheets. Fair value measurement was based on market activity and trading volume as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy (Level 2 is defined as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability).
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
As of August 1, 2018, these swap contracts were designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815-30. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the consolidated statement of income as interest expense in the same period in which the underlying hedge transaction affects earnings. As of December 31, 2019 and March 31, 2019, the fair value of the interest-rate swap contracts was a liability of $448,000 and $227,000, respectively, which is included within other non-current liabilities in the consolidated balance sheets. During the three months ended December 31, 2019, the Company recorded a gain of approximately $94,000, net of tax, in the consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.

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
The following table sets forth the carrying values of Delphax’s assets and liabilities as of December 31, 2019 and March 31, 2019 (in thousands):

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3	$12
Accounts receivable, net	50	47
Other current assets	9	59
Total current assets	62	118
Other tax receivables-long-term	—	311
Total assets	62	429
LIABILITIES
Current liabilities:
Accounts payable	96	2,151
Accrued expenses	392	3,158
Short-term debt	—	1,750
Total current liabilities	488	7,059
Total liabilities	488	7,059
Net Liabilities	$(426)	$(6,630)
Upon petition by the Company, on August 8, 2017 the Ontario Superior Court of Justice in Bankruptcy and Insolvency adjudged Delphax Canada to be bankrupt. As a result, Delphax Canada ceased to have capacity to deal with its property, which then vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. As of June 30, 2019, the bankruptcy proceedings were finalized in accordance with Canadian law and, therefore, Delphax Canada was legally discharged of its liabilities. The conclusion of the bankruptcy proceedings also resulted in the dissolution of Delphax Canada. In addition, on June 11, 2019, the Company has also fully dissolved Delphax UK. As such, the only Delphax entity that remains in existence as of December 31, 2019 is Delphax France. The Company extinguished the assets and liabilities of Delphax Canada and Delphax UK during the quarter ended June 30, 2019 and recognized a gain on dissolution of entities of $4.5 million.

Delphax’s revenues and expenses are included in our consolidated financial statements beginning November 24, 2015 through December 31, 2019. Revenues and expenses prior to the date of initial consolidation were excluded. We have determined that the attribution of Delphax net income or loss should be based on consideration of all of Air T’s investments in Delphax and Delphax Canada. The Delphax warrant ("Delphax warrant") provides that in the event that dividends are paid on the common stock of Delphax, the holder of the Delphax warrant is entitled to participate in such dividends on a ratable basis as if the Delphax warrant had been fully exercised and the shares of Series B Preferred Stock acquired upon such exercise had been converted into shares of Delphax common stock. This provision would have entitled Air T, Inc. to approximately 67% of any Delphax dividends paid, with the remaining 33% paid to the non-controlling interests. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Delphax warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to Air T and the non-controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.
As a result of the application of the above-described attribution methodology, for the quarters ended December 31, 2019 and December 31, 2018 the attribution of Delphax losses to non-controlling interests was 33% and 33%, respectively.
The following table sets forth the revenue and expenses of Delphax prior to intercompany eliminations that are included in the Company’s condensed consolidated statement of income for the three months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018
Operating Revenues	$—	$—

Operating Expenses:
Cost of sales	—	—
General and administrative	182	216
	182	216

Operating Loss	(182)	(216)

Non-operating Income (Expenses), net	6,237	(133)

Income (Loss) Before Income Taxes	6,055	(349)

Income Taxes	—	—

Net Income (Loss)	$6,055	$(349)

12. Share Repurchase
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.
During the three months ended December 31, 2019, the Company repurchased 110,146 shares at an aggregate cost of $2,157,200. Historically, the Company retired all shares repurchased; however, this quarter, the Company changed its intention in order to hold shares repurchased. As such, these shares are reflected as treasury shares as of December 31, 2019.

13. Geographical information
Total property and equipment, including assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of December 31, 2019 and March 31, 2019, in thousands:

	December 31, 2019	March 31, 2019
United States	$5,197	$4,393
Foreign	14,800	25,035
Total property and equipment, net	$19,997	$29,428

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at December 31, 2019. The net book value located within each individual country at December 31, 2019 and March 31, 2019 is listed below, in thousands:

	December 31, 2019	March 31, 2019
Australia	$5	$5
Canada	51	—
Estonia	7,930	—
Mexico	1,845	2,681
Netherlands	4,969	5,541
China	—	16,808
Total property and equipment, net	$14,800	$25,035

Total revenue from continuing operations, in and outside the United States is summarized in the following table for the nine months ended December 31, 2019 and December 31, 2018, in thousands:

	December 31, 2019	December 31, 2018
United States	$127,115	$134,753
Foreign	44,066	13,420
Total revenue from continuing operations	$171,181	$148,173

14. Segment Information
The Company has five business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment, printing equipment and maintenance and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating Revenues by Segment:
Overnight Air Cargo	$18,706	$17,868	$56,771	$52,573
Ground Equipment Sales:
Domestic	13,505	13,022	36,466	29,384
International	2,444	3,247	4,473	6,118
Total Ground Equipment Sales	15,949	16,269	40,939	35,502
Printing Equipment and Maintenance:
Domestic	5	80	202	274
International	77	25	197	270
Total Printing Equipment and Maintenance	82	105	399	544
Commercial Jet Engines and Parts:
Domestic	22,436	9,904	37,068	37,563
International	18,885	11,086	38,724	21,390
Total Commercial Jet Engines and Parts	41,321	20,990	75,792	58,953
Corporate and other	415	236	1,556	601
Intercompany	(3,173)	18	(4,276)	—
Total	73,300	55,486	171,181	148,173

Operating Income (Loss):
Overnight Air Cargo	610	69	874	1,324
Ground Equipment Sales	1,644	1,173	4,213	2,264
Printing Equipment and Maintenance	(425)	(352)	(1,262)	(1,007)
Commercial Jet Engines and Parts	3,807	2,449	6,997	6,237
Corporate and other	(1,558)	(1,479)	(5,418)	(5,145)
Intercompany	(358)	5	(219)	4
Total	3,720	1,865	5,185	3,677

Capital Expenditures:
Overnight Air Cargo	140	(3)	196	31
Ground Equipment Sales	834	22	844	318
Printing Equipment and Maintenance	—	—	—	—
Commercial Jet Engines and Parts	16,595	84	34,251	19,555
Corporate and other	213	30	285	142
Total	17,782	133	35,576	20,046

Depreciation, Amortization and Impairment:
Overnight Air Cargo	18	19	55	63
Ground Equipment Sales	80	57	195	213
Printing Equipment and Maintenance	2	(23)	32	7
Commercial Jet Engines and Parts	753	1,916	3,946	4,470
Corporate and other	127	149	404	445
Intercompany	(1)	36	(4)	34
Total	$979	$2,154	$4,628	$5,232

15. Commitments and Contingencies
In 2016, Contrail Aviation entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”). The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The fair value of the redeemable non-controlling interest is $8,190,000. The net change in the redemption value compared to March 31, 2019 is an increase of $2,714,000, of which $1,585,000 was related to the net change in fair value during the nine months ended December 31, 2019, which is reflected on our consolidated statements of equity.

16.  Subsequent Events
Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements.
On January 7, 2020, Air T announced that a one-for-ten reverse split of its Alpha Income Preferred (AIP) securities (AIRTP) will be completed effective January 14, 2020. The record date for the reverse split will be January 14, 2020.

As a result of the reverse split, effective January 14, 2020, the stated value of the AIP will be $25.00 per share. Future cash distributions on the AIP will be in the amount of $0.50 per share (remaining at a rate of 8.0% per annum) commencing with the next distribution payment date of February 17, 2020.

Warrants to purchase AIP ("Warrants") (NASDAQ:AIRTW) will remain outstanding, with the number of shares of AIP that can be purchased and the exercise price per share to be adjusted for the reverse split. As a result, effective January 14, 2020, each Warrant will confer upon its holder the right to purchase one-tenth of a share of AIP for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share.

The common stock of Air T, Inc. (AIRT) is not affected by the January 2020 reverse split.

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
On September 30, 2019, we completed the sale of 100% of the equity ownership in the Company's wholly-owned subsidiary, Global Aviation Services, LLC, which previously constituted the ground support services segment. See Note 4, Discontinued Operations, to the consolidated financial statements.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.
All discussions and disclosures below are in thousands, unless stated otherwise.
RESULTS OF OPERATIONS
Third Quarter Fiscal 2020 Compared to Third Quarter Fiscal 2019
Consolidated revenue increased by $17,814 or 32% to $73,300 for the three-month period ended December 31, 2019 compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2019 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2019	2018
Overnight Air Cargo	$18,706	$17,868	$838	5%
Ground Equipment Sales	15,949	16,278	(329)	(2)%
Commercial Jet Engines and Parts	38,536	20,990	17,546	84%
Printing Equipment and Maintenance	82	105	(23)	(22)%
Corporate and other	27	245	(218)	(89)%
	$73,300	$55,486	$17,814	32%

Revenues from the air cargo segment increased by $838 (5%) compared to the third quarter of the prior fiscal year. The increase was principally attributable to higher maintenance revenue from outside customers and an increase in pass-through parts costs, offset by lower admin fees and pass-through costs related to flight operations.
The ground equipment sales segment contributed approximately $15,949 and $16,278 to the Company’s revenues for the three-month periods ended December 31, 2019 and 2018 respectively, representing a $329 (2)% decrease in the current quarter. At December 31, 2019, the ground equipment sales segment’s order backlog was $29.1 million compared to $18.3 million at December 31, 2018.

The commercial jet engines and parts segment contributed $38,536 of revenues in the quarter ended December 31, 2019 compared to $20,990 in the comparable prior year quarter which is an increase of $17,546 or 84%. The increase was primarily driven by Contrail's sale of 7 assets in the current quarter, compared to 2 assets sold in prior comparable quarter.

Following is a table detailing operating income (loss) by segment during the three months ended December 31, 2019 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31, 2019		Change
	2019	2018
Overnight Air Cargo	$638	$73	$565	774%
Ground Equipment Sales	1,644	1,175	469	40%
Commercial Jet Engines and Parts	3,440	2,449	991	40%
Printing Equipment and Maintenance	(425)	(353)	(72)	(20)%
Corporate and other	(1,577)	(1,479)	(98)	(7)%
	$3,720	$1,865	$1,855	99%

Consolidated operating income for the quarter ended December 31, 2019 was $3,720, an increase of $1,855 from the operating income of $1,865 in the comparable quarter of the prior year.
Operating income from the air cargo segment increased by $565 (774%) compared to the third quarter of the prior fiscal year. The increase was principally attributable to margins improved by flight operations being fully staffed during peak, therefore paying out less bonuses and incentives than prior year comparable quarter.
The ground equipment sales segment operating income increased by $469 (40%) to $1,644. This increase was primarily attributable to the fact that sales in the current quarter contained higher margin orders when compared to prior quarter sales that included broader product mix with lower margin orders.
The commercial jet engines and parts segment generated an operating income of $3,440 in the current-year quarter compared to an operating income of $2,449 in the prior-year quarter. The change was due to increased sales at Contrail, partially offset by higher operating costs in the segment.
Consolidated operating expenses increased by $15,959 or 30% to $69,580 in the current year quarter. The increase in operating expenses was primarily driven by the commercial jet engines and parts segment. The higher operating expenses was a direct result of increased sales in this segment.
Following is a table detailing non-operating income (loss) during the three months ended December 31, 2019 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2019	2018
Other-than-temporary impairment loss on investments	$(1,095)	$(2,000)	$905
Interest expense	(1,227)	(1,186)	(41)
Gain on settlement of bankruptcy	—	—	—
Bargain purchase acquisition gain	—	—	—
Income (Loss) from equity method investments	(282)	201	(483)
Other	81	(623)	704
	$(2,523)	$(3,608)	$1,085

The Company had net non-operating loss of $(2,523) for the quarter ended December 31, 2019, an increase of $1,085 from a non-operating loss of $(3,608) in the prior-year quarter. This was primarily driven by the fact that the Company incurred an impairment loss in the investment of Insignia of $1,095 in current quarter, compared to an impairment loss of $2,000 in the investment of reinsurance contracts in the prior year comparable quarter.

Pretax income from continuing operations for the three-month period ended December 31, 2019 was $1,197 compared to pretax loss of $(1,743) in the prior year comparable period, which was primarily attributable to the increase in operating income of $1,855 and decrease in non-operating loss of $1,085 as explained above.

During the three-month period ended September 30, 2019, the Company recorded $616 in income tax expense at an effective rate of 51.46%. The Company records income taxes using a discrete, year-to-date tax expense calculation for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the three-month period ended December 31, 2019 were the change in valuation allowance related to Delphax, the estimated expense for the exclusion of loss for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for Foreign-Derived Intangible Income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the three month period ended December 31, 2018, the Company recorded $198 in income tax expense which resulted in an effective tax rate of (11.36)%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the three-month period ended December 31, 2018 were the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the presentation of the tax impact of the bargain purchase gain and state income tax expense.

First Nine Months of Fiscal 2019 Compared to First Nine Months of Fiscal 2018
Following is a table detailing revenue by segment (in thousands):

	Nine Months Ended December 31,		Change
	2019	2018	9 mos

Overnight Air Cargo	$56,771	$52,573	$4,198	8%
Ground Equipment Sales	40,939	35,502	5,437	15%
Printing Equipment and Maintenance	396	544	(148)	(27)%
Commercial Jet Engines and Parts	72,665	58,953	13,712	23%
Corporate	410	601	(191)	(32)%
	$171,181	$148,173	$23,008	16%

Revenues from the air cargo segment increased by $4,198 or 8% compared to the nine months ended December 31, 2018. The increase was principally attributable to an increase in maintenance pass-through costs, freight and sales from customers outside of FedEx.
The ground equipment sales segment contributed approximately $40,939 and $35,502 to the Company’s revenues during the nine months ended December 31, 2019 and 2018 respectively, representing a $5,437 or 15% increase in the current period. The increase was due to increased orders of commercial and military deicers in addition to new customers.

The commercial jet engines and parts segment contributed $72,665 of revenues in the nine months ended December 31, 2019 compared to $58,953 in the comparable prior year nine months. The increase was primarily driven by Contrail's sale of 8 assets in the nine-month period ended December 31, 2019 in addition to higher component sales and lease revenues.

Following is a table detailing operating income (loss) by segment during the nine months ended December 31, 2019 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2019	2018	9 mos

Overnight Air Cargo	$909	$1,328	$(419)	(32)%
Ground Equipment Sales	4,213	2,264	1,949	86%
Printing Equipment and Maintenance	(1,107)	(1,007)	(100)	(10)%
Commercial Jet Engines and Parts	6,411	6,237	174	3%
Corporate	(5,241)	(5,145)	(96)	(2)%
	$5,185	$3,677	$1,508	41%

Consolidated operating income for the nine months ended December 31, 2019 was $5,185, an increase of $1,508 from operating income of $3,677 for the comparable nine months of the prior year.
Operating income for the air cargo segment decreased by $419 (32)% due primarily to lower maintenance margin from FedEx direct labor maintenance and higher overhead expenses, offset by higher margin on revenues from customers outside of FedEx.
The ground equipment sales segment operating income increased by $1,949 (86%) to $4,213 in the nine-month period ended December 31, 2019. This increase was primarily attributable to increased sales volume as well as higher margin product mix.
Consolidated operating expenses increased by $21,500 or 15% to $165,996 in the nine months ended December 31, 2019. The increase in operating expenses was primarily driven by the increases in the commercial jet engines and parts segment activity as a result of increased sales at Contrail compared to the prior year period.
Following is a table detailing non-operating income (loss) during the nine months ended December 31, 2019 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2019	2018	9 months
Other-than-temporary impairment loss on investments	$(2,305)	$(2,000)	$(305)
Interest expense	(4,298)	(2,608)	(1,690)
Gain on settlement of bankruptcy	4,527	—	4,527
Bargain purchase acquisition gain	49	1,984	(1,935)
Income (Loss) from equity method investments	(636)	371	(1,007)
Other	(124)	(489)	365
	$(2,787)	$(2,742)	$(45)

The Company had net non-operating loss of $(2,787) for the nine months ended December 31, 2019, an increase of $(45) from net non-operating loss of $(2,742) in the prior-year nine-month period, principally due to an increase in year-to-date impairment loss of $(305), an increase in interest expense of $(1,690) generated by increased debt activities as detailed in Footnote 10, a decrease in bargain purchase acquisition gain of $(1,935) offset by the $4,527 gain on settlement of bankruptcy related to Dephax Canada and UK.
Pretax income from continuing operations for the nine-month period ended December 31, 2019 was $2,398 compared to $935 in the prior year comparable period, which was primarily attributable to the increase in operating income of $1,508 as explained above.

During the nine-month period ended December 31, 2019, the Company recorded $52 in income tax benefit at an effective rate of 2.17%. The Company records income taxes using a discrete, year-to-date tax expense calculation for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine-month period ended December 31, 2019 were the change in valuation allowance related to Delphax, the estimated expense for the exclusion of loss for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for Foreign-Derived Intangible Income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the nine-month period ended December 31, 2018, the Company recorded $241 in income tax expense which resulted in an effective tax rate of 25.78%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the six-month period ended December 31, 2018 were related to the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary afforded under Section 831(b), the change in valuation allowance and the presentation of the tax impact of the bargain purchase gain.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 31, 2019.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are not susceptible to material seasonal trends.

Liquidity and Capital Resources
As of December 31, 2019, the Company held approximately $21,605 in cash and cash equivalents and restricted cash. The Company also held $1,008 in restricted investments held as statutory reserve of SAIC and the remaining $69 of restricted investments pledged to secure SAIC’s participation in certain reinsurance pools. In addition, the Company also had $10,000 of restricted cash collateralized for the Opportunity Zone Funds. The Company has approximately $3,880 of marketable securities as of December 31, 2019.
As of December 31, 2019, the Company’s working capital amounted to $40,841, an increase of $22,287 compared to March 31, 2019.

As of December 31, 2019, the exercise of Warrants to purchase TruPs issued on June 10, 2019 has generated cash proceeds of $6,041, which is disclosed in the financing section on our consolidated statements of cash flows.
On October 30, 2019, Contrail entered into Supplement #5 to Master Loan Agreement with Old National Bank (“Supplement #5”). In connection therewith, Contrail entered into the Promissory Note Term Note C in the principal amount of $7,553 to ONB (“Term Note D”). The Term Note D has a maturity date of October 30, 2021, with a variable interest rate equal to the LIBOR rate plus 3.75% per year. There are additional affirmative covenants regarding quarterly cash flow coverage and tangible net worth. Term Note D was fully paid off in the current quarter.
On December 19, 2019, Contrail entered into Supplement #6 to that certain Master Loan Agreement with Old National Bank. In connection therewith, Contrail entered into that certain Promissory Note Term Note E in the principal amount of $6,895 to ONB. The Term Note E has a maturity date of December 1, 2022, with a variable interest rate equal to the LIBOR rate plus 3.75% per year. There are additional affirmative covenants regarding quarterly cash flow coverage and tangible net worth.

On December 31, 2019, the Company and Minnesota Bank & Trust, a Minnesota state banking corporation, entered into Amendment No. 2 to that certain Amended and Restated Credit Agreement. In connection with the Second Amendment, the Company entered into that certain Supplemental Revolving Credit Note in the principal amount of $10,000 to MBT. The Note has a maturity date of June 30, 2020, with a fluctuating annual rate of interest equal to the greater of (a) the sum of (i) the LIBOR Rate, and as the same may adjust monthly, plus (ii) 1.25%; or (b) 3.00%; provided, that, upon the occurrence and during the continuance of any Event of Default as defined therein, the rate of interest hereunder shall be increased by 3.00% above the rate of interest that would otherwise be in effect thereunder. The loan is secured by a pledge of a continuing security interest in the demand deposit cash collateral accounts of Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC, each a Minnesota limited liability company and a subsidiary of the Company, with an aggregate account cash balance of $10,000,000 under the sole control by MBT. Twelve of the Company’s subsidiaries continue to, jointly and severally, guaranty the full and prompt payment and performance of all debts and obligations of the Company to MBT.

The Company's condensed consolidated financial statements as of December 31, 2019 have been prepared assuming that the Company will continue its operations as a going concern. The Company believes cash on hand, net cash provided by operations, together with its current revolving lines of credit, as amended or replaced, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and the ability to extend the maturity of or refinance the Air T and AirCo revolvers ("revolvers") maturing February 28, 2020. Based on our discussions to date with MBT, as well as our history of refinancing with MBT and the receipt of written confirmation from MBT indicating their intention to refinance the revolvers, at substantially the same terms, with maturity dates extending beyond February 28, 2021, the Company believes the plan to refinance these revolvers is probable of occurring.
The Company’s Credit Agreement with MBT (the Air T debt in Footnote 10 to the financial statements) includes several covenants that are measured once a year as of March 31, including but not limited to a negative covenant requiring a debt service coverage ratio of 1.25. The Company is working with its operating subsidiaries to assure compliance with the MBT covenants at March 31, 2020. However, there is no assurance that the Company will meet each covenant at March 31, 2020 and in such event the Company will work with MBT to seek a waiver and/or undertake other actions to avoid an event of non-compliance.

Cash Flows
Following is a table of changes in cash flow for the six months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018

Net Cash (Used in) Provided by Operating Activities	(9,691)	1,202
Net Cash (Used in) Investing Activities	(7,398)	(22,746)
Net Cash Provided by Financing Activities	26,164	19,922
Effect of foreign currency exchange rates on cash and cash equivalents	(10)	114

Net Increase in Cash and Cash Equivalents and Restricted Cash	9,065	(1,508)

Net cash used in operating activities was $(9,691) for the nine-month period ended December 31, 2019 compared to the net cash provided by operating activities of $1,202 in prior year period. The primary driver for the cash used in operating activities for the nine months ended December 31, 2019 was cash spent on purchasing inventories at Contrail.
Net cash used investing activities for the nine-month period ended December 31, 2019 was $(7,398) compared to net cash used in investing activities of $(22,746) in prior year period. The primary driver in the decrease of net cash used in investing activities was the cash proceeds from the sale of GAS, offset by significant capital expenditures spent on assets on lease at Contrail.
Net cash provided by financing activities for the nine-month period ended December 31, 2019 was $26,164 compared to net cash provided by financing activities of $19,922 in the prior year period. The increase was primarily driven by higher net cash proceeds from lines of credit and term loans, in addition to cash proceeds from exercise of Warrants to purchase TruPs, offset by cash used to repurchase common stock.

Off-Balance Sheet Arrangements

As of December 31, 2019 and March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2019. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(a)None.
(b)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.
Purchases during the quarter ended December 31, 2019 are described below:
Issuer Purchases of Equity Securities
On June 10, 2019, the Company effected a three-for-two stock split of its common stock in the form of a 50% stock dividend to shareholders of record as of June 4, 2019. As such, all share information have been retroactively adjusted to reflect the stock split.

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2019	1,905	$19.28	34,323	1,077,929
November 1 - November 30, 2019	108,241	$19.59	142,564	969,688
December 1 - December 31, 2019	—		142,564	969,688
	110,146

Item 6. Exhibits
(a) Exhibits

No.	Description

10.1
Aircraft Sale and Purchase Agreement, dated June 244, 2019 by and between Diamond Head 2 (Ireland) DAC, Diamond Head 3 (Ireland) DAC, and Contrail Aviation Support, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 31, 2019 (Commission File No. 001-35476).*

10.2
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.3
Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.4
Supplement #1 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.5
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC First Amended and Restated Promissory Note Term Note A in the principal amount of$9,920,000.00 to Old National Bank, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.6
Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, and Old National Bank, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476). Support, LLC, and Old National Bank, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.7
Contrail Aviation Leasing, LLC Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.8
Contrail Aviation Support, LLC First Amended and Restated Promissory Note Revolving Note in the principal amount of $20,000,000.00 to Old National Bank., incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.9
Supplement #3 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.10
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC First Amended and Restated Promissory Note Term Note B in the principal amount of $18,000,000.00 to Old National Bank, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.11
Supplement #4 to Master Loan Agreement, dated August 16, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.12
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note C in the principal amount of $13,000,594.00 to Old National Bank, incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.13
Trustee Aircraft Security Agreement, dated August 16, 2019 by and between Wells Fargo Trust Company, National Association, Contrail Aviation Support, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.14
Beneficial Interest Pledge Agreement, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.15
Assignment of Beneficial Interest of Trust, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.16
Aircraft Asset Sale and Purchase Agreement, dated August 2, 2019 by and between Sapphire Leasing I (AOE 5) Limited, Sapphire Finance I Holding Designated Activity Company, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).*

10.17
Form of Third Aircraft Lease Amendment Agreement, dated August 2, 2019 by and between Sapphire Aviation Finance I (UK) Limited and MIAT Mongolian Airlines, incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).*

10.18
Buyer Guarantee, dated August 2, 2019 by and between Contrail Aviation Support, LLC and Sapphire Leasing I (AOE 5) Limited, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.19
Form of Declaration of Trust (MSN 29922), dated June 26, 2019 by and between Contrail Aviation Leasing, LLC, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC.*, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.20
Novation and Amendment Agreement, dated October 24, 2019 by and between Sapphire Aviation Finance I (UK) Limited, Wilmington Trust SP Services (Dublin) Limited, and MIAT Mongolian Airlines, incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.21
Netting Letter, dated October 31, 2019 by and between Sapphire Leasing I (AOE 5) Limited and Wilmington Trust SP Services (Dublin) Limited, incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).*

10.22
Supplement #5 to Master Loan Agreement, dated October 30, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank., incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.23
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note D in the principal amount of $7,553,165.00 to Old National Bank, incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.24
Trustee Aircraft Security Agreement, dated October 30, 2019 by and between Wilmington Trust SP Services (Dublin) Limited, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.25
Beneficial Interest Pledge Agreement, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.26
Form of Assignment of Beneficial Interest of Trust, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K dated November 5, 2019 (Commission File No. 001-35476).

10.27
Engine Sale and Purchase Agreement, dated 30November 8, 2019, by and between Contrail Aviation Support, LLC, and Cross Ocean Aviation Fund 1 (Intl) 5 DAC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 14, 2019 (Commission File No. 001-35476).*

10.28
Change in Terms Agreement, dated November 8, 2019, by and between AirCo 1, LLC and Minnesota Bank & Trust., incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476).

10.29
Change in Terms Agreement, dated November 8, 2019, by and between Air T, Inc. and Minnesota Bank & Trust., incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476).

10.30
Engine Lease Agreement, dated November 22, 2019 with LLC to Sun Country, Inc. d/b/a Sun Country Airlines, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 9, 2019 (Commission File No.001-35476).*

10.31
Form of Master Short-Term Engine Lease Agreement, IATA Document No. 5016-01, dated October 2012, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2019 (Commission File No. 001-35476).

10.32
Purchase Agreement, dated December 13, 2019 by and between Wilmington Trust Services (Dublin) Limited and KG Aircraft Rotables Co., Ltd., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2019 (Commission File No. 001-35476).*

10.33
Aircraft Sale Agreement, dated December 20, 2019 by and between Contrail Aviation Leasing Ireland DAC, CRO No. 662616 and MAM Seldon Aviation 2 Designated Activity Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).*

10.34
Deed of Lease Novation, dated December 20, 2019 by and between Leasing Ireland DAC, CRO No. 662616, MAM Seldon Aviation 2 Designated Activity Company, and SmartLynx Airlines Estonia Oü, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).*

10.35
Bill of Sale and Acceptance Certificate, dated December 20, 2019, by and between Diamond Head 3 (Ireland) DAC and Contrail Aviation Support, LLC., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).*

10.36
Form of Supplement #6 to Master Loan Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616 and Old National Bank, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).

10.37
Form of Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Contrail Aviation Leasing Ireland DAC, CRO No. 662616 Term Note E in the principal amount of $6,894,790.00 to Old National Bank, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).

10.38
Form of Aircraft Security Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616, and Old National Bank, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).

10.39
Form of Subsidiary Equity Pledge Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).

10.40
Form of Air T, Inc. Amendment to Continuing Guaranty in favor of Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).

10.41
Form of Indemnity and Guaranty Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC and Contrail Aviation Leasing Ireland DAC, CRO No. 662616, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).

10.42
Warranty Bill of Sale, Acknowledgment of Delivery, and Certificate of Technical Acceptance, dated December 23, 2019 by and between Wilmington Trust SP Services (Dublin) Limited and KG Aircraft Rotables Co., Ltd., incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476).

10.43
Form of Amendment No. 2 to Amended and Restated Credit Agreement, dated December 31, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476).

10.44
Form of Air T, Inc. Supplemental Revolving Credit Note, dated December 31, 2019 in the principal amount of $10,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476).

10.45
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476).

10.46
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 2, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476).

10.47
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 3, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476).

10.48
Form of Acknowledgement and Agreement of AirCo, LLC, CSA Air, LLC, Global Ground Support, Inc., Jet Yard, LLC, Mountain Air Cargo, Inc., Stratus Aero Partners, LLC, Air T Global Leasing, LLC, AirCo Services, LLC, Space Age Insurance Company, Worthington Acquisition, LLC, Worthington Aviation, LLC and Worthington MRO, LLC, dated December 31, 2019 in favor of Minnesota Bank & Trust, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476).

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of the transaction exhibits have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: February 13, 2020
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer