Form 10-K
period 2020-03-31
AIR T INC
filed 2020-06-26
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

5930 Balsom Ridge Road, Denver, North Carolina 28037
(Address of principal executive offices, including zip code)
(828) 464 – 8741
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRT	NASDAQ Stock Market
Alpha Income Preferred Securities (also referred to as 8% cumulative Capital Securities) ("AIP")*	AIRTP	NASDAQ Stock Market
Warrant Purchase AIP*	AIRTW	NASDAQ Stock Market
*Issued by Air T Funding
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 27, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the common stock on September 27, 2019 was approximately $21,200,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at May 31, 2020	2,881,853

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2020 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I
Item 1. Business
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
•Commercial jet engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engines and jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies;
•Printing equipment and maintenance, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and
•Corporate and other, which acts as the capital allocator and resource for other segments.
The Company also has ownership interests in Insignia Systems, Inc. ("Insignia") and Cadillac Casting, Inc. ("CCI"). The operations of these companies are not consolidated into the operations of the Company. See Note 11 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
On September 30, 2019, we completed the sale of 100% of the equity ownership in the Company's wholly-owned subsidiary, Global Aviation Services, LLC ("GAS"), which previously constituted the ground support services segment. See Note 2, Discontinued Operations, of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income.
Certain financial data with respect to the Company’s geographic areas and segments is set forth in Notes 22 and 23 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T and Mountain Air Cargo, Inc. (“MAC”) is 5930 Balsom Ridge Road, Denver, North Carolina, the principal place of business of CSA Air, Inc. (“CSA”) is Iron Mountain, Michigan, the principal place of business for Global Ground Support, LLC (“GGS”) is Olathe, Kansas, the principal place of business of Delphax Technologies, Inc (“Delphax”) is Minneapolis, Minnesota, the principal place of business for Delphax Solutions, Inc. (“DSI”) is Mississauga, Canada, the principal place of business of Contrail Aviation Support, LLC (“Contrail”) is Verona, Wisconsin, the principal place of business of AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC (Collectively, "AirCo”) is Wichita, Kansas, the principal place of business of Jet Yard, LLC (“Jet Yard”) is Marana, Arizona, and the principal place of business of Worthington Aviation Parts, Inc. (“Worthington”) is Eagan, Minnesota.
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

Cadillac Casting, Inc. On November 8, 2019, the Company made an investment of $2.8 million to purchase a 19.9% ownership stake in CCI. The Company determined that CCI is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not have the power to direct the activities that most significantly impact the economic performance of CCI. Accordingly, the Company does not consolidate CCI and has determined to account for this investment using equity method accounting. See Note 11 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Overnight Air Cargo.
MAC and CSA have a relationship with FedEx spanning over 35 years and represent two of seven companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. In these “dry- lease" contracts, FedEx provides the aircraft while MAC and CSA provide their own crew and exercise operational control of their flights.
On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts.  These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The current dry-lease agreements provide for the reimbursement by FedEx of MAC and CSA’s costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. The current dry-lease agreement is set to expire on May 31, 2021. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs fewer than six employees. As of the date of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.
As of March 31, 2020, MAC and CSA had an aggregate of 69 aircraft under its dry-lease agreements with FedEx.  Included within the 69 aircraft, 3 Cessna Caravan aircraft are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.
Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 30% and 29% of the Company’s consolidated revenue for the fiscal years ended March 31, 2020 and 2019, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U.S. military.
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
MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2020:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-1996	Dry lease	51
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	9

			69
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
Ground Equipment Sales.
GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2020, sales of deicing equipment accounted for approximately 89% of GGS’s revenues, compared to 77% in the prior fiscal year.
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

GGS competes primarily on the basis of the quality and reliability of its products, prompt delivery, service and price. The market for aviation ground service equipment is highly competitive. Certain of GGS' competitors may have substantially greater financial resources than we do. These entities or investors may be able to accept more risk than our Board believes is in our best interest. In addition, the market for aviation ground services in the past has been directly related to the financial health of the aviation industry, weather patterns and changes in technology.

GGS’s mobile deicing equipment business has historically been seasonal, with revenues typically being lower in the fourth and first fiscal quarters as commercial deicers are typically delivered prior to the winter season. The Company has continued its efforts to reduce GGS’s seasonal fluctuation in revenues and earnings by broadening its international and domestic customer base and its product line. In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF, which initially expired in July 2014. This contract has since then been annually extended by the USAF and the current expiration date is July 13, 2020. Per the contract, GGS has to provide pricing that will be contractual for each one-year period within the years that the contract is awarded. Further, based upon volume of commercial items purchased during that year, there may be discounts calculated into the pricing and are reflective of the submitted estimated pricing.
GGS sold a total of 26 and 31 deicers under this contract including both GL 1800 and ER 2875 models during fiscal years ended March 31, 2020 and March 31, 2019, respectively and all of the units were accepted by the USAF. GGS also completed and delivered additional delivery orders from the USAF for both GL 1800 and ER 2875 models during the first quarter of fiscal year 2021.

Commercial Jet Engines and Parts.
Contrail Aviation Support and Jet Yard (acquired during fiscal year 2017), AirCo (formed in May 2017), and Worthington (acquired in May 2018), comprise the commercial jet engines and parts segment of the Company’s operations. Contrail Aviation Support is a commercial aircraft trading, leasing and parts solutions provider. Its primary focus revolves around the CFM International CFM56-3/-5/-7 engines and the International Aero Engines V2500A5 engine, which power the two most prevalent narrow body, single aisle aircraft that are currently flown commercially—the Boeing 737 Classic / 737 NG and the Airbus A320 family. Contrail Aviation Support acquires commercial aircraft, jet engines and components for the purposes of sale, trading, leasing and disassembly/overhaul. Contrail Aviation holds an ASA-100 accreditation from the Aviation Suppliers Association. As of March 31, 2020 and March 31, 2019, Contrail contributed approximately 31% and 38% of the Company's total consolidated revenue for the years then ended, respectively.
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
AirCo operates an established business offering commercial aircraft parts sales, exchanges, procurement services, consignment programs and overhaul and repair services. AirCo Services, a wholly-owned subsidiary of AirCo ("AirCo Services"), holds FAA and European Aviation Safety Agency certifications covering aircraft instrumentation, avionics and a range of electrical accessories for civilian, military transport, regional/commuter and business/commercial jet and turboprop aircraft. Customers of AirCo include airlines and commercial aircraft leasing companies.

Worthington Aviation, like AirCo, operates an established business which supplies spare parts, repair programs and aircraft maintenance services to the global aviation community of regional and business aircraft fleets. Worthington offers a globally networked infrastructure and 24/7 support, ensuring fast delivery of spare parts and service, with four locations strategically located in the United States, United Kingdom & Australia. In addition, Worthington operates two FAA and EASA Certificated Repair Stations. The Tulsa MRO provides composite aircraft structures, repair and support services. As a strategic resource for flight control, exhaust system and line replacement components, Worthington offers a wide array of services for complex operations. The Eagan based Repair Station, Worthington Repair Services offers a wide range of capabilities for repair and overhaul of airframe, accessories and power plant components in support of external as well as internal sales.
Printing Equipment and Maintenance.

Delphax’s business has included the design, manufacture and sale of advanced digital print production equipment (including high-speed, high-volume cut-sheet and continuous roll-fed printers), maintenance contracts, spare parts, supplies and consumable items for these systems. The equipment, spare parts, supplies and consumable items historically were manufactured, and maintenance and services were provided by Delphax Canada Technologies Limited (“Delphax Canada”) and such products and services were sold through Delphax, Delphax Canada and Delphax subsidiaries located in Canada, the United Kingdom and France.
Upon petition by the Company, on August 8, 2017 the Ontario Superior Court of Justice in Bankruptcy and Insolvency adjudged Delphax Canada to be bankrupt. As a result, Delphax Canada ceased to have capacity to deal with its property, which then vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. As of June 30, 2019, the bankruptcy proceedings were finalized in accordance with Canadian law and, therefore, Delphax Canada was legally discharged of its liabilities. The conclusion of the bankruptcy proceedings also resulted in the dissolution of Delphax Canada. In addition, on June 11, 2019, the Company has also fully dissolved Delphax UK. As such, the only Delphax entity that remains in existence as of March 31, 2020 is Delphax France. The Company extinguished the assets and liabilities of Delphax Canada and Delphax UK in June 2019 and recognized a gain on dissolution of entities of $4.5 million.

Delphax’s components of net income (loss) are included in our consolidated statements of income and comprehensive income herein. Revenues and expenses prior to the date of initial consolidation were excluded. We concluded that this was a substantive distribution right which should be considered in the attribution of Delphax's net income or loss to non-controlling interests. We furthermore concluded that our investment in the debt of Delphax should be considered in attribution. Specifically, Delphax’s net losses are attributed first to our Series B Preferred Stock and Warrant investments and to the non-controlling interest (67%/33%) until such amounts are reduced to zero. Additional losses are then fully attributed to our debt investments until they too are reduced to zero. This sequencing reflects the relative priority of debt to equity. Any further losses are then attributed to the Company and the non controlling interests based on the initial 67%/33% share. Delphax net income is attributed using a backwards-tracing approach with respect to previous losses.
All of Delphax operations are now run out of the Delphax Solutions, Inc. subsidiary, located in Mississauga, Canada. We do not expect this business to generate significant revenues in the coming fiscal year.
Backlog.
GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2020, GGS’s backlog of orders was $51.5 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2021. At March 31, 2019, GGS’s backlog of orders was $26.1 million. Backlog is not meaningful for the Company’s other business segments.
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

In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including MAC and CSA, were exempt from these new pilot fatigue requirements, and instead were required to continue complying with previously enacted flight and duty time rules. In December 2012, the FAA reaffirmed the exclusion of all cargo carriers from the new rule. However, legislation has recently been introduced in the U.S. Senate and U.S. House of Representatives that, if adopted, would require all-cargo carriers to comply with the 2011 regulations. Required compliance with the 2011 regulations would make it more difficult to avoid pilot fatigue and could impose substantial costs on us in order to maintain operational reliability.
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
Employees.
At March 31, 2020, the Company and its subsidiaries had 478 full-time and full-time-equivalent employees. None of the employees of the Company or any of its consolidated subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.
Item 1A. Risk Factors.
The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

The outbreak of the COVID-19 virus that has rapidly spread to a growing number of countries, including the United States, has created considerable instability and disruption in the U.S. and world economies. Substantial uncertainty still surrounds COVID-19 and its potential effects, as well as the extent and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures and other restrictions on travel, congregation and business operations have already resulted in significant negative impacts in the United States and world economies and in relation to our business. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain, but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which our financial condition, results of operations and overall value will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

As a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of disruptions, and have experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts which have negatively affected our sales and could materially and adversely affect the financial performance and value of our inventory. All of the markets in which our businesses are located are subject to some level of restrictions on business operations. Even after travel advisories and restrictions are modified or lifted, demand for air travel may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our commercial aircraft, jet engines and parts will return to pre-outbreak levels of volume and pricing. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have adversely affected, and may continue to adversely affect our returns and profitability.

Additionally, market fluctuations may affect our ability to obtain necessary funds for the operation of our businesses from current lenders or new borrowings. In addition, we may be unable to obtain financing on satisfactory terms, or at all. Third-party reports relating to market studies or demographics we obtained prior to the COVID-19 virus outbreak may no longer be accurate or complete. The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our business, financial condition, results of operation and the overall value of our assets.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. As a result, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition and results of operations. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company may be subject to similar risks as posed by COVID-19.

Our Air Cargo Segment is dependent on a significant customer.

We are significantly dependent on our contractual relationship with FedEx Corporation (“FedEx”), the loss of which would have a material adverse effect on our business, results of operations and financial position. In the fiscal year ended March 31, 2020, 30% of our consolidated operating revenues, and 96% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. While FedEx has been our customer since 1980 under similar terms, our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or either MAC or CSA employs less than six employees. As of the date of issuance of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.
In April 2019, FedEx informed the Company of a strategic realignment in the Caribbean region. The change affected the service provided by the Company’s wholly-owned subsidiary, MAC, in that region and MAC assets and services were transferred to a new carrier. As a result of this realignment approximately 11 aircraft were transitioned to a different carrier resulting in an approximate $1.7 million reduction in revenue and an approximate $0.1 million reduction in net income at this segment during the fiscal year ended March 31, 2020.

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

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations. These risks are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” in FedEx’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (updated as necessary for the Q3 Form 10-Q for the period ended February 29, 2020). These risks include but are not limited to the following:

a.Economic conditions in the global markets in which it operates;
b.Dependence on its strong reputation and value of its brand;

c.Potential disruption to operations resulting from a significant data breach or other disruption to FedEx’s technology infrastructure;
d.The price and availability of fuel;
e.Its ability to manage capital and its assets, including aircraft, to match shifting and future shipping volumes;
f.Changes in international trade policies and relations could significantly reduce the volume of goods transported globally;
g.Intense competition from other providers of transportation and business services;
h.Changes in governmental regulations that may affect its business;
i.Its ability to operate, integrate, leverage and grow acquired businesses;
j.Adverse changes in regulations and interpretations and challenges to its tax positions relating to the Tax Cuts and Jobs Act;
k.Its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;
l.Disruptions or modifications in service by the United States Postal Service, a significant customer and vendor of FedEx;
m.The continued classification of owner-operators in its ground delivery business as independent contractors rather than as employees;
n.The impact of the United Kingdom's withdrawal from the European Union;
o.The impact of terrorist activities including the imposition of stricter governmental security requirements;
p.Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
q.Global climate change or legal, regulatory or market responses to such change;
r.Adverse weather or localized natural or man-made disasters in key locations, including its Memphis, Tennessee super-hub; and
s.Widespread outbreak of an illness or other communicable disease or any other public health crisis.

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

Our holding company structure may increase risks related to our operations.

Our business, financial condition and results of operations are dependent upon those of our individual businesses, and our aggregate investment in particular industries. We are a holding company with investments in businesses and assets in a number of industries. Our business, financial condition and results of operations are dependent upon our various businesses and investments and these businesses generally operate independently and in a decentralized manner. Additionally, in the ordinary course of business we guarantee the obligations of other entities that we manage and/or invest in. Any material adverse change in one of our businesses or investments, or in a particular industry in which we operate or invest, may cause material adverse changes to our business, financial condition and results of operations. The more capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.

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

Our results of operations may be affected by the value of securities we hold for investment and we may be unable to liquidate our investments in a timely manner or at full value.

We invest a significant portion of our capital not needed for operations in marketable securities, including equity securities of publicly-traded companies. At March 31, 2020, the fair value of these marketable securities was approximately $3.2 million. The value of our investment portfolio fluctuates and we have sustained losses in our investment portfolio in the past and could in the future. Such declines in value of available-for-sale securities will be recognized as losses upon the sale of such securities or if such declines are deemed to be other than temporary. Our results of operations may be affected by gains or losses recognized upon such a decline in value of our investments or the sale of these investments and the Company may not be able to realize the fair value of such investments under then-market conditions if liquidation is necessary in a short period of time.

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

Future acquisitions and dispositions of businesses and investments are possible, changing the components of our assets and liabilities, and if unsuccessful or unfavorable, could reduce the value of the Company and its securities.

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

We expect the growth and development of our business to come primarily from internal expansion and through acquisitions, investments, and strategic partnering. As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage our business and growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, if we acquire new businesses and introduce new products, we face numerous risks and uncertainties concerning the integration of their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Rapid business expansions or new business initiatives may increase risk.

Certain business initiatives, including expansions of existing businesses such as the relatively recent substantial expansion at our commercial jet engines and parts segment, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, new business plans and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held. There is no assurance that prior year activity and results will occur in future periods.

The failure of our information technology systems could adversely impact our reputation and financial performance.

We operate in businesses that are dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and/or the cost of maintaining such systems may increase from its current level. Either scenario could have a material adverse effect on us. We rely on third-party service providers to manage certain aspects of our business, including for certain information systems and technology, data processing systems, and the secure processing, storage and transmission of information. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could adversely affect our business and reputation.

We may not be able to insure certain risks adequately or economically.

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

We compete with many other organizations for skilled management and staff employees, including organizations that operate in different market sectors than us. Costs to recruit and retain adequate personnel could adversely affect results of operations.

Legal liability may harm our business.

Many aspects of our businesses involve substantial risks of liability, and, in the normal course of business, we have been named as a defendant or co-defendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our businesses, including expansions into new products or markets, impose greater risks of liability. In addition, unauthorized or illegal acts of our employees could result in substantial liability. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our businesses and our prospects. Although our current assessment is that there is no pending litigation that could have a significant adverse impact, if our assessment proves to be in error, then the outcome of such litigation could have a significant impact on our consolidated financial statements.

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations.

Future cash flow of the Company’s operations can fluctuate significantly. If future cash flows are not sufficient to permit the Company to meet its obligations, this would likely have a material adverse effect on the Company, its businesses, financial condition and results of operations. Additionally, credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt. There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

The Company and/or its subsidiaries may be required to seek additional or alternative financing sources if the Company’s or its subsidiaries’ cash needs are significantly greater than anticipated or they do not materially meet their business plans, or there are unanticipated downturns in the markets for the Company’s and its subsidiaries’ products and services. Future disruption and volatility in credit market conditions could have a material adverse impact on the Company’s ability, or that of its subsidiaries, to refinance debt when it comes due on terms similar to our current credit facilities, to draw upon existing lines of credit or to incur additional debt if needed. There can be no assurance therefore that such financing will be available or available on acceptable terms. The inability to generate sufficient cash flows from operations or through financings could impair the Company’s or its subsidiaries’ liquidity and would likely have a material adverse effect on their businesses, financial condition and results of operations.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s ability to operate profitably.

Our business strategy includes, among other things, strategic and opportunistic acquisitions. This element of our strategy entails several risks, including, but not limited to the diversion of management’s attention from other business concerns and the need to finance such acquisitions with additional equity and/or debt. In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses, preventing the expected benefits from the transaction from being realized or achieved within the anticipated time frame; negative effects on existing business relationships with suppliers and customers; and losing key employees of the acquired businesses. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability could be negatively affected.

We are affected by the risks faced by commercial aircraft operators and maintenance, repair and overhaul companies (“MROs”) because they are our customers.

Commercial aircraft operators are engaged in economically sensitive, highly cyclical and competitive businesses. We are a supplier to commercial aircraft operators and MROs. As a result, we are indirectly affected by all of the risks facing commercial aircraft operators and MROs, with such risks being largely beyond our control. Our results of operations depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks.

Our engine values and lease rates, which are dependent on the status of the types of aircraft on which engines are installed, and other factors, could decline.

The value of a particular model of engine depends heavily on the types of aircraft on which it may be installed and the available supply of such engines. Values of engines generally tend to be relatively stable so long as there is sufficient demand for the host aircraft. However, the value of an engine may begin to decline rapidly once the host aircraft begins to be retired from service and/or used for spare parts in significant numbers. Certain types of engines may be used in significant numbers by commercial aircraft operators that are currently experiencing financial difficulties. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of engines from these operators could have an adverse effect on the demand for the affected engine types and the values of such engines.

Upon termination of a lease, we may be unable to enter into new leases or sell the airframe, engine or its parts on acceptable terms.

We directly or indirectly own the engines or aircraft that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the engines or aircraft. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the engine or aircraft. We also selectively sell engines on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for our engines or aircraft coming off-lease or for their associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions), and we cannot guarantee that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep our engines on lease consistently.

Failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and aircraft and therefore our ability to re-lease the engines and aircraft in a timely manner following termination of the leases.

The value and income producing potential of an engine or aircraft depends heavily on it being maintained in accordance with an approved maintenance system and complying with all applicable governmental directives and manufacturer requirements. In addition, for an engine or aircraft to be available for service, all records, logs, licenses and documentation relating to maintenance and operations of the engine or aircraft must be maintained in accordance with governmental and manufacturer specifications. Under our leases, our lessees are primarily responsible for maintaining our aircraft and engines and complying with all governmental requirements applicable to the lessee and the aircraft and engines, including operational, maintenance, government agency oversight, registration requirements and airworthiness directives. However, over time, certain lessees have experienced, and may experience in the future, difficulties in meeting their maintenance and recordkeeping obligations as specified by the terms of our leases. Failure by our lessees to maintain our assets in accordance with requirements could negatively affect the value and desirability of our assets and expose us to increased maintenance costs that may not be sufficiently covered by supplemental maintenance rents paid by such lessees.

Our ability to determine the condition of the engines or aircraft and whether the lessees are properly maintaining our assets is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third-parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:
a.a grounding of the related engine or aircraft;
b.a repossession that would likely cause us to incur additional and potentially substantial expenditures in restoring the engine or aircraft to an acceptable maintenance condition;
c.a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine or aircraft;
d.a decline in the market value of the aircraft or engine resulting in lower revenues upon a subsequent lease or sale;
e.loss of lease revenue while we perform refurbishments or repairs and recreate records; and
f.a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine or aircraft.
Any of these events may adversely affect the value of the engine, unless and until remedied, and reduce our revenues and increase our expenses. If an engine is damaged during a lease and we are unable to recover from the lessee or though insurance, we may incur a loss.

The operating results of our five segments may fluctuate.

The operating results of our five segments have varied from period to period and comparisons to results for preceding periods may not be meaningful. Due to a number of factors, including the risks described in this section, our operating results may fluctuate. These fluctuations may also be caused by:
a.the economic health of the economy and the airplane industry in general;
b. timing and number of purchases and sales of engines or aircraft;
c.the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;

d.the termination or announced termination of production of particular aircraft and engine types;
e.the retirement or announced retirement of particular aircraft models by aircraft operators;
f.the operating history of any particular engine, aircraft or engine or aircraft model;
g.the length of our operating leases; and
h.the timing of necessary overhauls of engines and aircraft.

These risks may reduce our commercial jet engines and parts segment's engine utilization rates, lease margins, maintenance reserve revenues and proceeds from engine sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off-lease. As a result of the foregoing and other factors, the availability of engines for lease or sale periodically experiences cycles of oversupply and undersupply of given engine models and generally. The incidence of an oversupply of engines may produce substantial decreases in engine lease rates and the appraised and resale value of engines and may increase the time and costs incurred to lease or sell engines. We anticipate that supply fluctuations from period to period will continue in the future. As a result, comparisons to results from preceding periods may not be meaningful and results of prior periods should not be relied upon as an indication of our future performance.

We may experience losses and delays in connection with repossession of engines or aircraft when a lessee defaults.

We may not be able to repossess an engine or aircraft when the lessee defaults, and even if we are able to repossess the engine or aircraft, we may have to expend significant funds in the repossession, remarketing and leasing of the asset. When a lessee defaults and such default is not cured in a timely manner, we typically seek to terminate the lease and repossess the engine or aircraft. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine or aircraft. As a result, the relevant asset may be off-lease or not producing revenue for a prolonged period of time. In addition, we will incur direct costs associated with repossessing our engine or aircraft, including, but not limited to, legal and similar costs, the direct costs of transporting, storing and insuring the engine or aircraft, and costs associated with necessary maintenance and recordkeeping to make the asset available for lease or sale. During this time, we will realize no revenue from the leased engine or aircraft, and we will continue to be obligated to pay any debt financing associated with the asset. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

The Company and its customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines or aircraft.

Certain of the laws and regulations applicable to our business, include:

Licenses and consents. A number of our leases require specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under the leases and for the export, import or re-export of our engines or aircraft. Consents needed in connection with future leasing or sale of our engines or aircraft may not be received timely or have economically feasible terms. Any of these events could adversely affect our ability to lease or sell engines or aircraft.

Export/import regulations. The U.S. Department of Commerce (the “Commerce Department”) regulates exports. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of engines and aircraft to foreign entities and the export of related parts. These Departments may, in some cases, require us to obtain export licenses for engines exported to foreign countries. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of engines and aircraft into the United States for maintenance or lease and imports of parts for installation on our engines and aircraft.

Restriction Lists. We are prohibited from doing business with persons designated by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees and other counterparties for compliance with OFAC’s rules. Similarly, sanctions issued by the United Nations, the U.S. government, the European Union or other foreign governments could prohibit or restrict us from doing business in certain countries or with certain persons. As a result, we must monitor our operations and existing and potential lessees and other counterparties for compliance with such sanctions.

Anti-corruption Laws. As a U.S. corporation with international operations, we are required to comply with a number of U.S. and international laws and regulations which combat corruption. For example, the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar world-wide anti-bribery laws generally prohibit improper payments to foreign officials for the purpose of influencing any official act or decision or securing any improper advantage. The scope and enforcement of such anti-corruption laws and regulations may vary. Although our policies expressly mandate compliance with the FCPA and similarly applicable laws, there can be no assurance that none of our employees or agents will take any action in violation of our policies. Violations of such laws or regulations could result in substantial civil or criminal fines or penalties. Actual or alleged violations could also damage our reputation, be expensive to defend, and impair our ability to do business.

Civil aviation regulation. Users of engines and aircraft are subject to general civil aviation authorities, including the FAA and the EASA, who regulate the maintenance of engines and issue airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications to certain engine and aircraft types or a series of specific engines that must be implemented for the engine or aircraft to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine, aircraft or particular engine parts. Each lessee of an engine or aircraft generally is responsible for complying with all airworthiness directives. However, if the engine or aircraft is off lease, we may be forced to bear the cost of compliance with such airworthiness directives. Additionally, even if the engine or aircraft is leased, subject to the terms of the lease, if any, we may still be forced to share the cost of compliance.

Our aircraft, engines and parts could cause damage resulting in liability claims.

Our aircraft, engines or parts could cause bodily injury or property damage, exposing us to liability claims. Our leases require our lessees to indemnify us against these claims and to carry insurance customary in the air transportation industry, including general liability and property insurance at agreed upon levels. However, we cannot guarantee that one or more catastrophic events will not exceed insurance coverage limits or that lessees’ insurance will cover all claims that may be asserted against us. Any insurance coverage deficiency or default by lessees under their indemnification or insurance obligations may reduce our recovery of losses upon an event of loss.

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability.

A portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. In addition, if we refinance our indebtedness and interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations, financial condition, liquidity and cash flows could be materially and adversely affected.

The transition away from LIBOR may adversely affect our cost to obtain financing and may potentially negatively impact our interest rate swap agreements.

Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. The full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear. These changes may have a material adverse impact on the availability and cost of our financing, including LIBOR-based loans, as well as our interest rate swap agreements.

We have risks in managing our portfolio of aircraft and engines to meet customer needs.

The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine and aircraft types, maintaining a portfolio mix of engines that we believe is diversified, has long-term value and will be sought by lessees in the global market for jet engines, and by selling engines and aircraft that we expect will not experience obsolescence or declining usefulness in the foreseeable future.

Our inability to maintain sufficient liquidity could limit our operational flexibility and also impact our ability to make payments on our obligations as they come due.

In addition to being capital intensive and highly leveraged, our aircraft and engine business requires that we maintain sufficient liquidity to enable us to contribute the non-financed portion of engine and aircraft purchases as well as to service our payment obligations to our creditors as they become due, despite the fact that the timing and amounts of our revenues do not match the timing under our debt service obligations. Our restricted cash is unavailable for general corporate purposes. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on our ability to continue to maintain sufficient liquidity, cash and available credit under our credit facilities. Our liquidity could be adversely impacted if we are subjected to one or more of the following:
•a significant decline in revenues,
•a material increase in interest expense that is not matched by a corresponding increase in revenues,
•a significant increase in operating expenses,
•a reduction in our available credit under our credit facilities, or
•general economic or national events.
If we do not maintain sufficient liquidity, our ability to meet our payment obligations to creditors or to borrow additional funds could become impaired.

Liens on our engines or aircraft could exceed the value of such assets, which could negatively affect our ability to repossess, lease or sell a particular engine or aircraft.

Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to engines and aircraft. Engines also may be installed on airframes to which liens unrelated to the engines have attached. These liens may secure substantial sums that may, in certain jurisdictions or for certain types of liens, exceed the value of the particular engine or aircraft to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine or aircraft. Such liens may have priority over our interest as well as our creditors’ interest in the engines or aircraft. These liens and lien holders could impair our ability to repossess and lease or sell the engines or aircraft. We cannot give assurance that our lessees will comply with their obligations to discharge third-party liens on our assets. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess such assets.

In certain countries, an engine affixed to an aircraft may become an addition to the aircraft and we may not be able to exercise our ownership rights over the engine.

In certain jurisdictions, an engine affixed to an aircraft may become an addition to the aircraft such that the ownership rights of the owner of the aircraft supersede the ownership rights of the owner of the engine. If an aircraft is security for the owner’s obligations to a third-party, the security interest in the aircraft may supersede our rights as owner of the engine. Such a security interest could limit our ability to repossess an engine located in such a jurisdiction in the event of a lessee bankruptcy or lease default. We may suffer a loss if we are not able to repossess engines leased to lessees in these jurisdictions.

Higher or volatile fuel prices could affect the profitability of the aviation industry and our lessees’ ability to meet their lease payment obligations to us.

Historically, fuel prices have fluctuated widely depending primarily on international market conditions, geopolitical and environmental events and currency exchange rates. Factors such as natural disasters can also significantly affect fuel availability and prices. The cost of fuel represents a major expense to airlines that is not within their control, and significant increases in fuel costs or hedges that inaccurately assess the direction of fuel costs can materially and adversely affect their operating results. Due to the competitive nature of the aviation industry, operators may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully offsets the increased fuel costs they may incur. In addition, they may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. The profitability and liquidity of those airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices if such airlines are required to post cash collateral under hedge agreements. Therefore, if for any reason fuel prices return to historically high levels or show significant volatility, our lessees are likely to incur higher costs or generate lower revenues, which may affect their ability to meet their obligations to us.

Interruptions in the capital markets could impair our lessees’ ability to finance their operations, which could prevent the lessees from complying with payment obligations to us.

The global financial markets can be highly volatile and the availability of credit from financial markets and financial institutions can vary substantially depending on developments in the global financial markets. Our lessees depend on banks and the capital markets to provide working capital and to refinance existing indebtedness. To the extent such funding is unavailable, or available only on unfavorable terms, and to the extent financial markets do not provide equity financing as an alternative, our lessees’ operations and operating results may be materially and adversely affected and they may not comply with their respective payment obligations to us.

Our lessees may fail to adequately insure our aircraft or engines which could subject us to additional costs.

While an aircraft or engine is on lease, we do not directly control its operation. Nevertheless, because we hold title to the aircraft or engine, we could, in certain jurisdictions, be held liable for losses resulting from its operation. At a minimum, we may be required to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, such operational liabilities. However, some lessees may fail to maintain adequate insurance coverage during a lease term, which, although constituting a breach of the lease, would require us to take some corrective action, such as terminating the lease or securing insurance for the aircraft or engines. Therefore, our lessees’ insurance coverage may not be sufficient to cover all claims that could be asserted against us arising from the operation of our aircraft or engines. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations to us will reduce the insurance proceeds that we would otherwise be entitled to receive in the event we are sued and are required to make payments to claimants. Moreover, our lessees’ insurance coverage is dependent on the financial condition of insurance companies and their ability to pay claims. A reduction in insurance proceeds otherwise payable to us as a result of any of these factors could materially and adversely affect our financial results.

If our lessees fail to cooperate in returning our aircraft or engines following lease terminations, we may encounter obstacles and are likely to incur significant costs and expenses conducting repossessions.

Our legal rights and the relative difficulty of repossession vary significantly depending on the jurisdiction in which an aircraft or engines are located. We may need to obtain a court order or consents for de-registration or re-export, a process that can differ substantially from county to country. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may also apply. For example, certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease, to assign it to a third party, or to entitle the lessee or another third party to retain possession of the aircraft or engines without paying lease rentals or performing all or some of the obligations under the relevant lease. Certain of our lessees are partially or wholly owned by government-related entities, which can further complicate our efforts to repossess our aircraft or engines in that government’s jurisdiction. If we encounter any of these difficulties, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing the affected aircraft or engines.
When conducting a repossession, we are likely to incur significant costs and expenses that are unlikely to be recouped. These include legal and other expenses related to legal proceedings, including the cost of posting security bonds or letters of credit necessary to effect repossession of the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We must absorb the cost of lost revenue for the time the aircraft or engines are off-lease. We may incur substantial maintenance, refurbishment or repair costs that a defaulting lessee has failed to pay and are necessary to put the aircraft or engines in suitable condition for re-lease or sale. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft and in obtaining the certificate of airworthiness for an aircraft. It may be necessary to pay to discharge liens or pay taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessee may have incurred in connection with the operation of its other aircraft. We may also incur other costs in connection with the physical possession of the aircraft or engines.

If our lessees fail to discharge aircraft liens for which they are responsible, we may be obligated to pay to discharge the liens.

In the normal course of their businesses, our lessees are likely to incur aircraft and engine liens that secure the payment of airport fees and taxes, custom duties, Eurocontrol and other air navigation charges, landing charges, crew wages, and other liens that may attach to our aircraft. Aircraft may also be subject to mechanic’s liens as a result of routine maintenance performed by third parties on behalf of our customers. Some of these liens can secure substantial sums, and if they attach to entire fleets of aircraft, as permitted for certain kinds of liens, they may exceed the value of the aircraft itself. Although the financial obligations relating to these liens are the contractual responsibility of our lessees, if they fail to fulfill their obligations, the liens may ultimately become our financial responsibility. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our aircraft or engines. In some jurisdictions, aircraft and engine liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft. If we are obliged to pay a large amount to discharge a lien, or if we are unable take possession of our aircraft subject to a lien in a timely and cost-effective manner, it could materially and adversely affect our financial results.

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

Withdrawal, suspension or revocation of governmental authorizations or approvals could negatively affect our business.

We are subject to governmental regulation and our failure to comply with these regulations could cause the government to withdraw or revoke our authorizations and approvals to do business and could subject us to penalties and sanctions that could harm our business. Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and operation of aircraft operated in the United States and equivalent regulatory agencies in other countries, such as the EASA in Europe, regulate aircraft operated in those countries. With the aircraft, engines and related parts that we purchase, lease and sell to our customers, we include documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. With respect to a particular engine or engine component, we utilize FAA and/or EASA certified repair stations to repair and certify engines and components to ensure marketability. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. New and more stringent government regulations, if enacted, could have an adverse effect on our business, financial condition and results of operations. In addition, certain product sales to foreign countries require approval or licensing from the U.S. government. Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

A small number of stockholders has the ability to control the Company.

We have a very concentrated stockholder base. As of March 31, 2020, our three largest stockholders beneficially owned or had the ability to direct the voting of shares of our common stock representing approximately 55% of the outstanding shares. As a result, these stockholders have the power to determine the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by these stockholders of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

Our business might suffer if we were to lose the services of certain key employees.

Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Chief Executive Officer, could have a material adverse effect on our business as our key employees have knowledge of our industry and customers that would be difficult to replace.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to seek alternatives.

If we cannot meet our debt service obligations, we may be forced to reduce or delay investments and aircraft or engine purchases, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and might require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or to meet our aircraft or engine purchase commitments as they come due.

Strategic ventures may increase risks applicable to our operations.

We may enter into strategic ventures that pose risks, including a lack of complete control over the enterprise, and other potential unforeseen risks, any of which could adversely impact our financial results. We may occasionally enter into strategic ventures or investments with third parties in order to take advantage of favorable financing opportunities, to share capital or operating risk, or to earn aircraft management fees. These strategic ventures and investments may subject us to various risks, including those arising from our possessing limited decision-making rights in the enterprise or over the related aircraft. If we were unable to resolve a dispute with a strategic partner who controls ultimate decision-making in such a venture or retains material managerial veto rights, we might reach an impasse which may lead to the liquidation of our investment at a time and in a manner that would result in our losing some or all of our original investment and/or the occurrence of other losses, which could adversely impact our financial results.

Our policies and procedures may not be effective in ensuring compliance with applicable law.

Our policies and procedures designed to ensure compliance with applicable laws may not be effective in all instances to prevent violations, and, as a result we may be subject to related governmental investigations. We could become subject to various governmental investigations, audits and inquiries, both formal and informal. Such investigations, regardless of their outcome, could be costly, divert management attention, and damage our reputation. The unfavorable resolution of such investigations could result in criminal liability, fines, penalties or other monetary or non-monetary sanctions and could materially affect our business or results of operations.

Despite our substantial indebtedness, we might incur significantly more debt, and cash may not be available to meet our financial obligations when due or enable us to capitalize on investment opportunities when they arise.

We employ debt and other forms of leverage in the ordinary course of business to enhance returns to our investors and finance our operations, and despite our current indebtedness levels, we expect to incur additional debt in the future to finance our operations, including purchasing aircraft and engines and meeting our contractual obligations as the agreements relating to our debt, including our indentures, term loan facilities, revolving credit facilities, and other financings do not entirely prohibit us from incurring additional debt. We also enter into financing commitments in the normal course of business, which we may be required to fund. If we are required to fund these commitments and are unable to do so, we could be liable for damages pursued against us or a loss of opportunity through default under contracts that are otherwise to our benefit could occur. We are therefore subject to the risks associated with debt financing and refinancing, including but not limited to the following: (i) our cash flow may be insufficient to meet required payments of principal and interest; (ii) payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses and dividends; (iii) if we are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at high interest rates or on other unfavorable terms, we may have difficulty completing acquisitions or may generate profits that are lower than would otherwise be the case; (iv) we may not be able to refinance indebtedness at maturity due to company and market factors such as the estimated cash flow produced by our assets, the value of our assets, liquidity in the debt markets, and/or financial, competitive, business and other factors; and (v) if we are able to refinance our indebtedness, the terms of a refinancing may not be as favorable as the original terms for such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to utilize available liquidity, which would reduce our ability to pursue new investment opportunities, dispose of one or more of our assets on disadvantageous terms, or raise equity, causing dilution to existing stockholders.

The terms of our various credit agreements and other financing documents also require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios, adequate insurance coverage and certain credit ratings. These covenants may limit our flexibility in conducting our operations and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, even if we have satisfied and continue to satisfy our payment obligations. Regulatory changes may also result in higher borrowing costs and reduced access to credit.

A large proportion of our capital is invested in physical assets and securities that can be hard to sell, especially if market conditions are poor.

Because our investment strategy can involve public company securities, we may be restricted in our ability to effect sales during certain time periods. A lack of liquidity could limit our ability to vary our portfolio or assets promptly in response to changing economic or investment conditions. Additionally, if financial or operating difficulties of other competitors result in distress sales, such sales could depress asset values in the markets in which we operate. The restrictions inherent in owning physical assets could reduce our ability to respond to changes in market conditions and could adversely affect the performance of our investments, our financial condition and results of operations. Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid or non-public investments, the fair values of such investments do not necessarily reflect the prices that would actually be obtained when such investments are realized.

Deficiencies in our public company financial reporting and disclosures could adversely impact our reputation.

As we expand the size and scope of our business, there is a greater susceptibility that our financial reporting and other public disclosure documents may contain material misstatements and that the controls we maintain to attempt to ensure the complete accuracy of our public disclosures may fail to operate as intended. The occurrence of such events could adversely impact our reputation and financial condition. Management is responsible for establishing and maintaining adequate internal controls over financial reporting to give our stakeholders assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). However, the process for establishing and maintaining adequate internal controls over financial reporting has inherent limitations, including the possibility of human error. Our internal controls over financial reporting may not prevent or detect misstatements in our financial disclosures on a timely basis, or at all. Some of these processes may be new for certain subsidiaries in our structure, and in the case of acquisitions, may take time to be fully implemented. Our disclosure controls and procedures are designed to provide assurance that information required to be disclosed by us in reports filed or submitted under U.S. securities laws is recorded, processed, summarized and reported within the required time periods. Our policies and procedures governing disclosures may not ensure that all material information regarding us is disclosed in a proper and timely fashion or that we will be successful in preventing the disclosure of material information to a single person or a limited group of people before such information is generally disseminated.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties.
The Company owns approximately 4.626 acres in Denver, North Carolina, which houses the operations of Air T and MAC.

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
GGS leases an 112,500 square foot production facility in Olathe, Kansas. The facility is leased from a third party under a lease agreement, which expires in August 2024.
As of March 31, 2020, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.
Contrail Aviation leases a 21,000 square foot facility in Verona, Wisconsin. The lease for this facility expires on July 17, 2021, though Contrail Aviation has the option to renew the lease on the same terms for an additional five-year period. This is a lease from a related party. See Note 15 “Related Party Matters” of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. Contrail also leases a 1,453 square foot office space in Denver, Colorado. The lease is a 37 month lease that started on 01/01/2019.
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
DSI leases 12,206 square feet of space in a building located in Mississauga, Canada. The lease expires on July 31, 2020. DSI’s obligations under the lease have been guaranteed by Air T. DSI has signed a lease extension for 3 years starting August 1 2020 through July 31 2023. This lease extension releases Air T from guaranteeing DSI's obligations by providing a cash deposit equal to 6 months rent.

AirCo and Worthington began work in mid-2019 to consolidate back office operations. This process began with the move of AirCo’s inventory from Wichita to Eagan MN. In parallel to this, Worthington worked with the landlord and property manager on a tenant expansion project to add an additional 2,546 square feet of office space and 11,214 square feet of warehouse to the Eagan MN facility to consolidate inventory and support operations into one facility. AirCo Services occupied the Wichita facility through the end of the lease on April 30, 2020 at which time the Repair Station moved to Eagan, MN. The regulatory transfer process to move the Repair Station is currently underway and progressing in support of the move.

Worthington and AirCo lease a 41,280 square-foot facility in Eagan, Minnesota. The lease for this facility expires in December 2027. In addition, Worthington also leases a 12,000 square-foot storage facility in Hastings, Minnesota. The lease for this facility expires in July 2022. Worthington has two leases in Tulsa, Oklahoma. One lease is 22,582 square feet and expires in January 2022. The other lease is 10,000 square feet and expires in September 2020. Additionally, Worthington also had two facility leases in Australia: Unit E3 is 1,195 square feet and Unit B5 is 1,442 square feet, both of which expired in May 2020.

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
As of March 31, 2020, the number of holders of record of the Company’s Common Stock was 163.
The Company has not paid any cash dividends since 2014.
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares (adjusted to 1,125,000 shares after the stock split on June 10, 2019) of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. The Company purchased 150,658 shares pursuant to this authorization during the fiscal year ended March 31, 2020.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.
Purchases of shares of common stock during the fourth quarter are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2020	—	$—	142,564	969,688
Feb 1 - Feb 29, 2020	—	$—	142,564	969,688
March 1 - March 31, 2020	30,746	$14.94	173,310	938,942
As of March 31, 2020, the Company did not sell any securities within the past three years that were not registered under the Securities Act.
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
•Commercial jet engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft engines and parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies;
•Printing equipment and maintenance, which designs, manufactures and sells advanced digital print production equipment and provides maintenance services to commercial customers; and
•Corporate and other, which acts as the capital allocator and resource for other segments.

On September 30, 2019, we completed the sale of 100% of the equity ownership in GAS, which previously constituted the ground support services segment. See Note 2, Discontinued Operations of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
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
Forward Looking Statements
Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•Economic conditions in the Company’s markets;
•The risk that contracts with FedEx could be terminated or adversely modified in connection with any renewal;
•The risk that the number of aircraft operated for FedEx will be further reduced;
•The risk that the United States Air Force will defer significant orders for deicing equipment under its contracts with GGS;
•The impact of any terrorist activities on United States soil or abroad;
•The Company’s ability to manage its cost structure for operating expenses, or unanticipated capital requirements, and match them to shifting customer service requirements and production volume levels;
•The risk of injury or other damage arising from accidents involving the Company’s overnight air cargo operations, equipment or parts sold and/or services provided;
•Market acceptance of the Company’s new commercial and military equipment and services;
•Competition from other providers of similar equipment and services;
•Changes in government regulation and technology;
•Changes in the value of marketable securities held as investments;
•Mild winter weather conditions reducing the demand for deicing equipment;
•The Company's ability to meet debt service covenants and to refinance existing debt obligations; and
•The length and severity of the COVID-19 pandemic.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
Outlook
The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses remain open. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of disruptions, and have experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Furthermore, while operating expenses at our businesses are likely to decrease, we expect that many of our businesses will generate substantially reduced operating cash flow and may operate at a loss starting in the first quarter of fiscal 2021. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations.
Fiscal 2020 vs. 2019
Consolidated revenue increased by $21.3 million (10%) to $236.8 million for the fiscal year ended March 31, 2020 compared to the prior fiscal year. Following is a table detailing revenues (after elimination of intercompany transactions):

	Year ended March 31,		Change
(In thousands)	2020	2019
Overnight Air Cargo	$75,275	$72,978	$2,297	3%
Ground Equipment Sales	59,156	47,152	12,004	25%
Printing Equipment and Maintenance	306	655	(349)	(53)%
Commercial Jet Engines and Parts	101,284	93,968	7,316	8%
Corporate and Other	764	749	15	2%
Total	$236,785	$215,502	$21,283	10%
Revenues from the air cargo segment increased by $2.3 million (3%) compared to prior fiscal year, principally attributable to higher sales to maintenance customers outside of FedEx. Pass-through costs under the dry-lease agreements with FedEx totaled $23.7 million and $23.6 million for the years ended March 31, 2020 and 2019, respectively.
The ground equipment sales segment contributed approximately $59.2 million and $47.2 million to the Company’s revenues for the fiscal periods ended March 31, 2020 and 2019, respectively, representing a $12.0 million (25%) increase in the current year. The increase was primarily driven by an increase in sales of commercial and military deicers as a result of increased market requirements and more business. At March 31, 2020, the ground equipment sales segment’s order backlog was $51.5 million as compared to $26.1 million at March 31, 2019.
The commercial jet engines and parts segment contributed $101.3 million of revenues in fiscal year ended March 31, 2020 compared to $94.0 million in the prior fiscal year which is an increase of $7.3 million (8%). The primary driver of the increase in revenues was Contrail trading two more aircraft in the current year compared to the prior year.
Following is a table detailing operating income by segment, net of intercompany during Fiscal 2020 and Fiscal 2019 (in thousands):

	Year ended March 31,		Change
	2020	2019
Overnight Air Cargo	$749	$1,918	$(1,169)	(61)%
Ground Equipment Sales	7,302	3,420	3,882	114%
Commercial Jet Engines and Parts	8,322	12,298	(3,976)	(32)%
Printing Equipment and Maintenance	(1,596)	(1,403)	(193)	(14)%
Corporate and Other	(7,486)	(6,902)	(584)	(8)%
Total	$7,291	$9,331	$(2,040)	(22)%

Consolidated operating income for the fiscal year ended March 31, 2020 decreased by $2.0 million (22%) to $7.3 million compared to operating income of $9.3 million in the prior fiscal year.
Operating income for the air cargo segment decreased by $1.2 million (61%) in the current fiscal year, due primarily to having fewer aircraft compared to the prior fiscal year (69 aircraft in fiscal 2020 compared to 79 aircraft in fiscal 2019) from the loss of the Caribbean service area.
The ground equipment sales segment operating income increased by $3.9 million (114%) from $3.4 million in the prior year to $7.3 million in the current year. This increase was primarily attributable to additional sales and the fact that sales in the current year contained higher margin orders when compared to the prior year sales that included broader product mix with lower margin orders.
Operating income of the commercial jet engines and parts segment declined by $4.0 million to $8.3 million from $12.3 million in the prior year due to the segment incurring higher operational costs, which consisted mainly of material costs and legal fees on arranging and documenting aircraft and jet engine deals.
The operating loss in the corporate and other segment increased to 7.5 million from $6.9 million in the prior year. The increase is primarily attributable to significant professional fees and legal spend on complex transactions such as the disposition of GAS.
Following is a table detailing consolidated non-operating expenses, net of intercompany during Fiscal 2020 and Fiscal 2019 (in thousands):

	Year Ended March 31,		Change
	2020	2019
Other-than-temporary impairment loss on investments	$(2,305)	$(2,000)	$(305)		(15)%
Interest expense, net	(4,692)	(3,427)	(1,265)		(37)%
Gain on settlement of bankruptcy	4,527	—	4,527		100%
Bargain purchase acquisition gain	49	1,984	(1,935)		(98)%
Income (loss) from equity method investments	(910)	341	(1,251)		n/m
Other	(1,336)	(261)	(1,075)		(412)%
	$(4,667)	$(3,363)	$(1,304)	-1304000	(39)%

The Company had net non-operating expenses of $4.7 million for the year ended March 31, 2020, an increase of $1.3 million from $3.4 million in the prior year, principally due to an increase in interest expense of $1.3 million and investment losses of $1.3 million. Additionally, the Company had a bargain purchase gain of $2.0 million in connection with the acquisition of Worthington in prior fiscal year, which contributed $1.9 million to the overall year over year increase in net non-operating expenses. All of these increases were partially offset by the by the $4.5 million gain on settlement of bankruptcy related to Dephax Canada and UK.

During the year ended March 31, 2020, the Company recorded $0.5 million of income tax benefit related to continuing operations, which yielded an effective rate of -20.7%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2020 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion of the minority owned portion of pretax income of Contrail Aviation Support, LLC as well as state income tax expense, and changes in the valuation allowance. The change in the valuation allowance is primarily due to unrealized losses on investments, utilization of capital loss carryforwards, and attribute reduction incurred by Delphax, Inc related to cancellation of debt income and dissolution of Canadian and UK subsidiaries.

During the fiscal year ended March 31, 2019, the Company recorded $1.8 million of income tax expense related to continuing operations at an effective tax rate of 29.5%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2019 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC as well as state income tax expense, and changes in the valuation allowance. The change in the valuation allowance is primarily due to unrealized losses on investments, utilization of capital loss carryforwards, and losses incurred by Delphax.

Market Outlook

During the last quarter of fiscal 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates and mandates in the United States from federal, state and local authorities instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are increasing rates of unemployment and adversely impacting many industries, with the airline and transportation industries being particularly adversely affected. The airline and transportation industry is closely related to the U.S. general economic cycle because business and leisure travelers are directly affected by economic conditions that drive demand. The airline and transportation industry is experiencing a sharp decline in travel demand, and thus directly impacting the Company's commercial aircraft, jet engines and parts industry, due to the impact of the COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus. Though certain states are beginning to loosen certain aspects of these restrictions, all of the markets in which our business units are located are subject to some form of restrictions on business operations. As a result of these mandatory restrictions as well as voluntary shutdowns, self-quarantines or actual viral health issues, we initially experienced a substantial number of disruptions, and have experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our results of operations, cash flows and liquidity. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our businesses and investments. The full extent of the impact and effects of COVID-19 will depend on future developments which are highly uncertain and cannot be predicted with confidence, including, among other factors, the duration, severity and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our investments may be subject to similar risks and uncertainties as posed by COVID-19.
Liquidity and Capital Resources

The Company’s Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”) (the Air T debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) includes several covenants that are measured once a year at March 31, including but not limited to a negative covenant requiring a debt service coverage ratio of 1.25. Contrail’s Credit Agreement with Old National Bank (the Contrail debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) includes several covenants that are measured quarterly, including but not limited to a negative covenant requiring a debt service coverage ratio of 1.25. As of March 31, 2020, both the Company and Contrail were in compliance with all financial covenants.
As of March 31, 2020, the Company held approximately $15.6 million in cash and cash equivalents and restricted cash, $9.6 million of which related to restricted cash collateralized for the three Opportunity Zone fund investments. The Company also held $1.1 million in restricted investments held as statutory reserve of SAIC and $68,981 of restricted investments pledged to secure SAIC’s participation in certain reinsurance pools. The Company also has approximately $1.7 million of marketable securities.
As of March 31, 2020, the Company’s working capital amounted to $30.7 million, an increase of $12.2 million compared to March 31, 2019, primarily driven by an increase in inventory of $33.2 million offset by an increase in short-term borrowings of $17.9 million. See Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report for a summary of “Financing Arrangements” as of March 31, 2020.
In addition, the exercise of warrants ("Warrants") to purchase trust preferred capital securities ("TruPs") issued on June 10, 2019 has generated cash proceeds of $8.5 million during the year ended March 31, 2020, which is disclosed in the financing section on our consolidated statements of cash flows.
On February 25, 2020, Air T, Inc. and MBT entered into Amendment No. 3 to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment extends the termination date for the revolving credit commitment and the supplemental revolving credit commitment to the earlier of August 31, 2021, the date the Company reduces the respective commitment to zero or termination due to an event of default. Thirteen of the Company’s subsidiaries continue to, jointly and severally, guaranty the full and prompt payment and performance of all debts and obligations of the Company to MBT and continue to grant a first priority security interest in each subsidiary’s assets to MBT as collateral for such obligations.

On February 25, 2020, AirCo 1, LLC, entered into Amendment No. 1 to the Loan Agreement with MBT (the “First Amendment”). The First Amendment extends the stated termination date of the revolving facility to August 31, 2021.

We are closely monitoring the impact of the COVID-19 pandemic on our business and continue to assess the situation at our businesses and operations on a daily basis. Each of our businesses remains open for business. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we continue to experience a reduction in demand for commercial aircraft, jet engines and parts which have negatively could materially and adversely affect the financial performance and value of our inventory. All of the markets in which our businesses are located are subject to some level of restrictions on business operations. For the months of April and May, revenues for the Overnight Air Cargo, Ground Equipment Sales and Commercial jet Engines and Parts segments were down 14%, 26% and 67%, respectively. We expect that the unprecedented reduction in demand for air travel and the resulting extreme financial pressure put on commercial aviation businesses will negatively impact our consolidated cash flow from operations in the first quarter of 2021. However, the continuing impact of COVID-19 on future quarters cannot be determined with certainty at this time. Even after travel advisories and restrictions are modified or lifted, demand for commercial aircraft, jet engines and parts may remain weak for a significant length of time as demand for travel may still remain low, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our commercial aircraft, jet engines and parts will return to pre-outbreak levels of volume and pricing.

Due to the impact of COVID-19 on its business, as of March 31, 2020, Contrail forecasted a probable non-compliance with its financial covenants for the quarter ended September 30, 2020. Non-compliance with a debt covenant that is not subsequently cured gives Old National Bank (“ONB”) the right to declare the amount of Contrail’s outstanding debt at the time of non-compliance immediately due and payable and exercise its remedies with respect to the collateral that secures the debt.

As of the issuance date of this report, Contrail is in discussion with ONB to seek a waiver to its financial covenants, and/or secure alternative financing to avoid an event of non-compliance. With respect to alternative financing, Contrail and ONB intend to access debt financing under the Main Street (“Main Street”) Lending Program, established by the Federal Reserve in response to economic uncertainty caused by the COVID-19 pandemic. Main Street loans are intended to provide additional credit to companies that were in sound condition prior to the onset of the COVID-19 pandemic. While Contrail and ONB believe that Contrail qualifies under the criteria set forth under the Main Street Lending Program, there is no assurance that Contrail will obtain credit under the Main Street program sufficient to refinance the amount of debt outstanding with ONB.

The obligations of Contrail under the Contrail Credit Agreement with ONB ("Contrail Credit Agreement") are also guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with other lenders. In the possible absence of Contrail’s operation as a going concern, the Company believes it, along with the rest of its businesses, will continue to operate as a going concern, given the maximum guarantee of Contrail’s obligations of $1.6 million.

We have taken several measures intended to help maintain financial flexibility. Subsequent to March 31, 2020, we obtained loans totaling approximately $8.2 million under the Paycheck Protection Program (the “PPP”) to help pay for payroll costs, mortgage interest, rent or utility costs related to our businesses.

Based on information currently available and our current projected operating cash flow needs and interest and debt repayments, we believe we have adequate cash for at least the next twelve months to fund our business operations, meet all of our financial commitments, and other obligations. However, we cannot predict whether future developments related to the COVID-19 pandemic will adversely affect our liquidity position.

Cash Flows
Following is a table of changes in cash flow for the respective years ended March 31, 2020 and 2019 (in thousands):

	Year Ended March 31,
	2020	2019	Change
Net Cash Provided by (Used in) Operating Activities	$(26,231)	$22,356	$(48,587)
Net Cash Used in Investing Activities	(11,568)	(22,853)	11,285
Net Cash Provided by Financing Activities	19,240	9,546	9,694
Effect of foreign currency exchange rates	260	96	164
Net Increase in Cash and Cash Equivalents and Restricted Cash	$(18,299)	$9,145	$(27,444)

Cash used in operating activities was $26.2 million in fiscal year 2020 compared to cash provided by operating activities of $22.4 million in fiscal year 2019. Cash used in operating activities in fiscal year 2020 increased due to additional purchases of inventory.
Cash used in investing activities for fiscal year 2020 was $11.6 million compared to cash used in investing activities for the prior fiscal year of $22.9 million. There was 11.3 million less cash used in investing activities in fiscal year 2020 primarily because the Company received $26.5 million more of proceeds from sale of assets on lease or held for lease.
Cash provided by financing activities for fiscal year 2020 was $9.7 million more compared to the prior fiscal year. This was primarily due to increased net proceeds from term loans and lines of credit in addition to proceeds received from the exercise of warrants.

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
Impact of Inflation
The Company believes that inflation has not had a material effect on its manufacturing and commercial jet engine and parts operations, because increased costs to date have been passed on to customers. Under the terms of its overnight air cargo business contracts the major cost components of its operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed by its customer. Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are not susceptible to material seasonal trends.

Critical Accounting Policies and Estimates.
The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The Company believes that the following are its most critical accounting policies:
Business Combinations. The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Consistent with ASC 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. Goodwill is recognized for the excess of the purchase consideration over the fair value of identifiable net assets acquired. Included in purchase consideration is the estimated acquisition date fair value of any earn-out obligation incurred. For business combinations where non-controlling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to non-controlling interests is recorded as a separate line item within the equity section or, as applicable to redeemable non-controlling interests, between the liabilities and equity sections of the Company’s consolidated balance sheets. There are various estimates and judgments related to the valuation of identifiable assets acquired, liabilities assumed, goodwill and non-controlling interests. These estimates and judgments have the potential to materially impact the Company’s consolidated financial statements.
Variable Interest Entities. In accordance with applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which we have a variable interest is a variable interest entity. There are various estimates and judgments in our analysis to determine if we must consolidate a variable interest entity as its primary beneficiary.
Inventories – Inventories are carried at the lower of cost or net realizable value. Within the Company’s commercial jet engines and parts segment, there are various estimates and judgments made in relief of inventory as parts are sold from established groups of parts from one engine purchase.

The estimates and judgments made in relief of inventory are based on assumptions that are consistent with a market participant’s future expectations for the commercial aircraft, jet engines and parts industry and the economy in general and our expected intent for the inventory. These assumptions and estimates are complex and subjective in nature. Changes in economic and operating conditions, including those occurring as a result of the impact of the COVID-19 pandemic could impact the assumptions and result in future losses to our inventory.
Accounting for Redeemable Non-Controlling Interest. Policies related to redeemable non-controlling interest involve judgment and complexity, specifically on the classification of the non-controlling interest in the Company’s consolidated balance sheet. Further, there is significant judgment in determining whether an equity instrument is currently redeemable or not currently redeemable but probable that the equity instrument will become redeemable. Additionally, there are also significant estimates made in the valuation of the redeemable non-controlling interest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Air T, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 26, 2020
We have served as the Company's auditor since 2018.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
(In thousands, except per share data)	2020	2019
Operating Revenues:
Overnight air cargo	$75,275	$72,978
Ground equipment sales	59,156	47,152
Commercial jet engines and parts	101,284	93,968
Printing equipment and maintenance	306	655
Corporate and other	764	749
	236,785	215,502

Operating Expenses:
Overnight air cargo	67,391	65,100
Ground equipment sales	46,472	38,911
Commercial jet engines and parts	70,188	60,949
Printing equipment and maintenance	164	350
General and administrative	39,617	33,607
Depreciation and amortization	5,681	7,239
Impairment of property and equipment	18	35
Gain on sale of property and equipment	(37)	(20)
	229,494	206,171

Operating Income from continuing operations	7,291	9,331

Non-operating Income (Expense):
Other-than-temporary impairment loss on investments	(2,305)	(2,000)
Interest expense, net	(4,692)	(3,427)
Gain on settlement of bankruptcy	4,527	—
Bargain purchase acquisition gain	49	1,984
Income (loss) from equity method investments	(910)	341
Other	(1,336)	(261)
	(4,667)	(3,363)

Income from continuing operations before income taxes	2,624	5,968

Income Taxes (Benefit)	(544)	1,761

Net income from continuing operations	3,168	4,207

Loss from discontinued operations, net of tax	(114)	(1,006)
Gain on sale of discontinued operations, net of tax	8,179	—

Net income	11,233	3,201

Net Income Attributable to Non-controlling Interests	(3,577)	(1,861)

Net Income Attributable to Air T, Inc. Stockholders	$7,656	$1,340

Income (Loss) from continuing operations per share (Note 24)
Basic	$(0.15)	$0.77
Diluted	$(0.15)	$0.77

Income (Loss) from discontinued operations per share (Note 24)
Basic	$2.89	$(0.33)
Diluted	$2.88	$(0.33)

Income per share (Note 24)
Basic	$2.74	$0.44
Diluted	$2.73	$0.44

Weighted Average Shares Outstanding:
Basic	2,791	3,052
Diluted	2,798	3,060
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In thousands)	2020	2019
Net Income	$11,233	$3,201

Other Comprehensive Income:

Foreign currency translation gain	212	225

Unrealized loss on interest rate swaps, net of tax of $157 and $70	(529)	(236)

Total Other Comprehensive Loss	(317)	(11)

Total Comprehensive Income	10,916	3,190

Comprehensive Income Attributable to Non-controlling Interests	(3,592)	(1,900)

Comprehensive Income Attributable to Air T, Inc. Stockholders	$7,324	$1,290
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2020	March 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$5,952	$12,417
Marketable securities	1,677	1,760
Restricted cash	9,619	123
Restricted investments	1,085	831
Accounts receivable, less allowance for doubtful accounts of $680 and $408	13,077	10,881
Income tax receivable	1,174	142
Inventories, net	60,623	27,455
Other current assets	5,279	6,138
Current assets of discontinued operations	—	11,601
Total Current Assets	98,486	71,348

Assets on lease or held for lease, net of accumulated depreciation of $6,526 and $6,689	27,945	25,164
Property and equipment, net of accumulated depreciation of $4,319 and $3,470	5,272	4,264
Right-of-use assets	8,116	—
Cash surrender value of life insurance policies, net of policy loans	243	122
Other tax receivables-long-term	—	311
Deferred income tax assets, net	—	548
Investments in securities	815	1,086
Equity method investments	5,208	5,611
Intangible assets, net of accumulated amortization of $2,380 and $2,097	749	998
Goodwill	4,227	4,227
Other assets	366	200
Non-current assets of discontinued operations	—	1,264
Total Assets	$151,427	$115,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,864	11,409
Income tax payable	—	888
Accrued expenses and other (Note 12)	13,024	14,175
Current portion of long-term debt	42,684	24,735
Short-term lease liability	1,174	—
Current liabilities of discontinued operations	—	1,587
Total Current Liabilities	67,746	52,794

Long-term debt	43,136	32,918
Long-term lease liability	7,473	—
Deferred income tax liabilities, net	579	—
Other non-current liabilities	1,402	597
Total Liabilities	120,336	$86,309

Redeemable non-controlling interest	6,080	5,476

Commitments and contingencies (Note 25)

Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 and 2,022,637 shares issued, 2,881,853 and 2,022,637 shares outstanding	756	506
Treasury stock, 140,892 shares at $18.58	(2,617)	—
Additional paid-in capital	2,636	2,867
Retained earnings	23,768	21,191
Accumulated other comprehensive loss	(537)	(205)
Total Air T, Inc. Stockholders' Equity	24,006	24,359
Non-controlling Interests	1,005	(1,001)
Total Equity	25,011	23,358
Total Liabilities and Equity	$151,427	$115,143
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,233	$3,201
Loss from discontinued operations, net of income tax	114	1,006
Gain on sale of discontinued operations, net of income tax	(8,179)	—
Net income from continuing operations	3,168	4,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,712	7,265
Bargain purchase acquisition gain	(49)	(1,984)
Impairment of investment	2,305	2,000
Profit from sale of assets on lease and held for lease	(5,277)	(946)
Gain on settlement of bankruptcy	(4,509)	—
Other	1,161	(743)

Change in operating assets and liabilities:
Accounts receivable	(2,242)	(1,856)
Costs and estimated earnings in excess of billings and uncompleted projects	—	2,012
Notes receivable and other non-trade receivables	727	(4,942)
Inventories	(29,614)	9,566
Accounts payable	1,512	1,085
Accrued expenses	2,145	5,234
Other	(1,270)	1,458
Total adjustments	(28,742)	12,557
Net cash (used in) provided by operating activities - continuing operations	(26,231)	22,356
Net cash provided by (used in) operating activities - discontinued operations	1,157	(1,420)
Net cash (used in) provided by operating activities	(25,074)	20,936
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(626)	(2,014)
Sale of marketable securities	239	890
Proceeds from sale of assets on lease and held for lease	30,688	4,193
Acquisition of businesses, net of cash acquired	(500)	(3,376)
Investment in unconsolidated entities	(2,812)	(2,000)
Capital expenditures related to property & equipment	(2,439)	(1,169)
Capital expenditures related to assets on lease or held for lease	(36,253)	(19,150)
Other	135	(227)
Net cash used in investing activities - continuing operations	(11,568)	(22,853)
Net cash provided by (used in) investing activities - discontinued operations	20,173	(151)
Net cash provided by (used in) investing activities	8,605	(23,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	174,647	107,512
Payments on lines of credit	(147,881)	(109,935)
Proceeds from term loan	35,949	27,725
Payments on term loan	(47,438)	(15,731)
Proceeds received from issuance of TruPs	8,522	—
Proceeds from life insurance policy loan	—	2,328
Other	(4,559)	(2,353)
Net cash provided by financing activities - continuing operations	19,240	9,546
Effect of foreign currency exchange rates on cash and cash equivalents	260	96
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3,031	7,574
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	12,540	4,966
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	15,571	12,540

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Non-cash capital expenditures related to property & equipment	—	58
Equipment leased to customers transferred to Inventory	4,932	—
Equipment in Inventory transferred to Assets on Lease	501	—
Issuance of Debt - Trust Preferred Securities	4,000	—
Issuance of warrant liability	840	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash payments for operating leases	1,485	—
Cash paid during the year for interest	3,310	2,880
Cash paid during the year for income taxes	$1,485	$527

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
	Shares	Amount
Balance, March 31, 2018	2,044	$511	$4,172	$20,696	$(261)	$(875)	$24,243

Net income (loss)*				1,340		(166)	1,174

Adoption of ASU 2016-01				(106)	106		—

Foreign currency translation gain					185	40	225

Repurchase of common stock	(23)	(6)	—	(739)			(745)

Exercise of stock options	2	1	17				18

Unrealized loss on interest rate swaps, net of tax					(235)		(235)

Adjustment to fair value of redeemable non-controlling interest			(1,322)				(1,322)

Balance, March 31, 2019	2,023	$506	$2,867	$21,191	$(205)	$(1,001)	$23,358

(In thousands)	Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2019	2,023	$506			$2,867	$21,191	$(205)	$(1,001)	$23,358

Net income*						7,656		1,991	9,647

Stock Split	1,010	252			(252)				—

Repurchase of common stock	(10)	(2)	141	(2,617)		(198)			(2,817)

Issuance of Debt - Trust Preferred Securities						(4,000)			(4,000)

Issuance of Warrants						(840)			(840)

Adoption ASC 842 - Leasing						(41)			(41)

Foreign currency translation gain							197	15	212

Adjustment to fair value of redeemable non-controlling interest					21				21

Unrealized loss on interest rate swaps, net of tax							(529)		(529)

Balance, March 31, 2020	3,023	$756	141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011
*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation.
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2020 AND 2019
Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power and compound the growth of free cash flow per share over time.
We currently operate in five industry segments:
•Overnight air cargo, which operates in the air express delivery services industry;
•Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;
•Commercial jet engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial jet engines and jet aircraft parts sales; procurement services and overhaul and repair services to airlines and commercial aircraft companies;
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
Discontinued Operations

On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the consolidated statements of operations for the fiscal years ended March 31, 2020 and 2019. Refer to Footnote 2 - "Discontinued Operations" for additional information. The Company's results of operations related to GAS have been reclassified as discontinued operations on a retrospective basis for all years presented. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
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
During the last quarter of fiscal 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are adversely impacting many industries, with the aviation industries being particularly adversely affected. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31,

2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.
Segments - The Company has five reportable operating segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts, printing equipment and maintenance, corporate and other. The Company assesses the performance of these segments on an individual basis (see Note 23).
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

Inventories – Inventories are carried at the lower of cost or net realizable value. When finished goods units are leased to customers under operating leases, the units are transferred to Assets on Lease or Held For Lease. The classification of cash flows associated with the purchase and sale of finished goods is based on the activity that is likely to be the predominant source or use of cash flows for the items. Consistent with aviation industry practice, the Company includes expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.

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

The Company assesses the carrying value of its investments whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount of the investment to the estimated future undiscounted cash flows of the investment, which take into account current, and expectations for future, market conditions and the Company’s intent with respect to holding or disposing of the investment. Changes in economic and operating conditions, including those occurring as a result of the impact of the COVID-19 pandemic, that occur subsequent to a current impairment analysis and the Company’s ultimate use of the investment could impact the assumptions and result in future impairment losses to the investments. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through quoted prices in active markets or various valuation techniques, including internally developed discounted cash flow models or comparable market transactions.
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
Goodwill consisted of the following (in thousands):

	Year Ended March 31,
	2020	2019

Goodwill, at original cost	$4,603	$4,603

Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$4,227	$4,227
As of March 31, 2020, the Company had approximately $4.2 million of goodwill, which is entirely related to the acquisition of Contrail Aviation. We performed our annual impairment assessment for goodwill of the Contrail reporting unit. In 2020, the occurrence of COVID-19 has greatly impacted the macroeconomic conditions and the outlook of the airline industry. Due to this, the Company performed a quantitative analysis using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. Contrail’s market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail.
Based on the results of our annual quantitative assessment conducted as of March 31, 2020, the fair value of our Contrail reporting unit exceeded its carrying value, and management concluded that no impairment charge was warranted.
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
Property and Equipment and Assets on Lease or Held for Lease – Property and equipment is stated initially at cost, or fair value if purchased as part of a business combination or, in the case of equipment under capital leases, the present value of future lease payments. Depreciation and amortization are provided on a straight-line basis over the asset’s useful life. Equipment leased to customers is depreciated using the straight line method. Useful lives range from three years for computer equipment, seven years for flight equipment, ten years for deicers and other equipment leased to customers and 30 years for buildings.

Engine assets on lease or held for lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of engine assets are capitalized as part of the cost of such assets. Major overhauls which improve functionality or extend original useful life are capitalized and depreciated over the estimated remaining useful life of the equipment. The Company depreciates the engines on a straight-line basis over the assets useful life from the acquisition date to a residual value. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft. The Company believes this methodology accurately reflects the typical holding period for the assets and, that the residual value assumption reasonably approximates the selling price of the assets.

When engine assets are committed for sales, the assets are transferred to Inventory. The classification of cash flows associated with the purchase and sale of engine assets is based on the activity that is likely to be the predominant source or use of cash flows for the items.
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

Accounting for Debt Preferred Securities and Warrant Liability – On June 10, 2019, the Company issued an aggregate of 1.6 million TruPs in the amount of $4.0 million in a non-cash transaction. These TruPs are mandatorily redeemable preferred security obligations of the Company. In accordance with ASC 480, the Company presented mandatorily redeemable preferred securities that do not contain a conversion option as a liability on the balance sheet. In connection with the issuance of the TruPs, the Company also issued an aggregate of 8.4 million warrants (representing warrants to purchase $21.0 million in stated value of TruPs). A warrant for mandatorily redeemable shares conditionally obligates the issuer to ultimately transfer assets—

the obligation is conditioned only on the warrant's being exercised because the shares will be redeemed. Thus, warrants for mandatorily redeemable shares are liabilities under ASC 480. Accordingly, the Warrants are recorded within "Other non-current liabilities" on our consolidated balance sheets. The Warrants are recorded at fair value as of March 31, 2020. Fair value measurement was based on market activity and trading volume as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy (Level 2 is defined as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability).
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
A valuation allowance against net deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. All deferred income taxes are classified as non-current in the consolidated balance sheets. The Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax position is not recognized if it has a less than a 50% likelihood of being sustained.

Accounting for Redeemable Non-Controlling Interest – In 2016, Contrail Aviation entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”) with regard to the 21% non-controlling interest retained by the Seller. The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of this redemption feature, the Company recorded the non-controlling interest as redeemable and classified it in temporary equity within its Consolidated Balance Sheets initially at its acquisition-date fair value. The non-controlling interest is adjusted each reporting period for income (or loss) attributable to the non-controlling interest as well as any applicable distributions made. A measurement period adjustment, if any, is then made to adjust the non-controlling interest to the higher of the redemption value (fair value) or carrying value each reporting period. These fair value adjustments are recognized through retained earnings and are not reflected in the Company's Consolidated Statements of Income. When calculating earnings per share attributable to the Company, the Company adjusts net income attributable to the Company for the measurement period adjustment to the extent the redemption value exceeds the fair value of the non-controlling interest on a cumulative basis. The fair value of the non-controlling interest is determined using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. Contrail’s market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail.
As of March 31, 2020, the fair value of the redeemable non-controlling interest is $6.1 million. The net change in the redemption value compared to March 31, 2019 is an increase of $0.6 million, of which $21,000 was related to the net change in fair value during the fiscal year ended March 31, 2020, which is reflected on our consolidated statements of equity.
Revenue Recognition – Substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less, as a result, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations.We evaluate gross versus net presentation on revenues from products or services purchased and resold in accordance with the revenue recognition criteria outlined in ASC 606-10, Principal Agent Considerations.

The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income. These pass-through costs totaled $23.7 million and $23.6 million for the years ended March 31, 2020 and 2019, respectively.

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

Liquidity – The Contrail Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth of $15 million. As of March 31, 2020, Contrail's management believes based on forecasted results for the fiscal year ended March 31, 2021, it is probable that they may not be in compliance with the debt service coverage ratio for the quarter ended September 30, 2020. Non-compliance with a debt covenant that is not subsequently cured gives ONB the right to declare the entire amount of Contrail’s outstanding debt at the time of non-compliance immediately due and payable and exercise its remedies with respect to the collateral that secures the debt as described in Note 14. Additionally, the Contrail Credit Agreement contains a provision whereby Contrail is required to pay down the total outstanding principal balance of the Contrail revolving credit facility to zero for at least thirty consecutive days during each fiscal year. With the next paydown requirement date on March 31, 2021, it is probable that Contrail may not be in compliance with this provision.

Contrail management is currently in discussion with ONB to obtain a waiver to its financial covenants and applicable paydown provision mentioned above, and/or secure alternative financing to avoid an event of non-compliance. With respect to alternative financing, Contrail intends to access debt financing under the Main Street Lending Program, established by the Federal Reserve in response to economic uncertainty caused by the COVID-19 pandemic. Main Street loans are intended to provide additional credit to companies that were in sound condition prior to the onset of the COVID-19 pandemic. While Contrail believes that they qualify under the criteria set forth under the Main Street Lending Program, there is no assurance that Contrail will obtain funding under the Main Street program or if such credit would be sufficient.

The obligations of Contrail under the Contrail Credit Agreement are also guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with other lenders. If Contrail were to cease operations, the Company believes it, along with the rest of its businesses, will continue to operate, given the maximum guarantee of Contrail’s obligations of $1.6 million, plus costs of collection.

Subsequent to March 31, 2020, the Company obtained loans under the PPP, as authorized by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. The Company may apply to MBT for forgiveness of the PPP Loan, however, forgiveness is not fully assured. The company believes it is probable that the cash on hand (including that obtained from the PPP), net cash provided by operations from its remaining operating segments, together with its current revolving lines of credit, as amended or replaced, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company adopted this standard on April 1, 2020. As of the date of adoption, the standard did not have a material impact on the Company's consolidated financial statements and disclosures. The Company will continue to assess the impact of this standard in fiscal year 2021.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this amendment on April 1, 2020. As of the date of adoption, the amendment did not have a material impact on the Company's consolidated financial statements and disclosures. The Company will continue to assess the impact of this update in fiscal year 2021.
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

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Further, in accordance with the amendments in this Update, an entity may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this amendment on our contracts, hedging relationships, and other transactions affected by reference rate reform.

2. DISCONTINUED OPERATIONS

On September 30, 2019, the Company completed the sale of 100% of the equity ownership in GAS to PrimeFlight Aviation Services, Inc., a Delaware corporation. The agreement included a purchase price of $21.0 million as well as an earn-out provision of $4.0 million if certain performance metrics were achieved by March 31, 2020. The Company received approximately $20.5 million of total proceeds at closing after the initial net working capital adjustment, and has concluded that the performance metrics with regard to the earn-out provision have not been met. The Company recognized a pre-tax gain on the sale of GAS of approximately $10.5 million with tax impact of $2.3 million for a net of tax gain of $8.2 million during the fiscal year ended March 31, 2020. The gain is subject to change pending final transaction costs and net working capital adjustments. As of March 31, 2020, the settlement statement has not been finalized.

Summarized results of operations of GAS for the year ended March 31, 2020 and 2019 through the date of disposition are as follows (in thousands):

	Year ended March 31,
	March 31, 2020	March 31, 2019
Net sales	$16,637	$34,332
Operating Expense	(17,319)	(35,597)
Loss from discontinued operations before income taxes	(682)	(1,265)
Income tax benefit	(568)	(259)
Loss from discontinued operations, net of tax	$(114)	$(1,006)

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

The following table presents capital expenditures, depreciation and amortization and other significant operating non-cash items of our discontinued operations for fiscal 2020 and 2019 (in thousands):

	Fiscal year
	2020	2019
Capital expenditures	82	151
Depreciation and amortization	165	446
Goodwill and asset impairments	405	—

3. MAJOR CUSTOMER
Approximately 30% and 29% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2020 and 2019, respectively. Approximately 16% and 20% of the Company’s consolidated accounts receivable at March 31, 2020 and 2019, respectively, were due from FedEx Corporation.
4. BUSINESS COMBINATIONS
Acquisition of Worthington Aviation Parts, Inc.
On May 4, 2018, the Company completed the acquisition (the “Transaction”) of substantially all of the assets and assumed certain liabilities of Worthington Aviation Parts, Inc. (“Worthington”), pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated as of April 6, 2018, by and among the Company, Worthington, and Churchill Industries, Inc., as guarantor of Worthington’s obligations as disclosed in the Purchase Agreement.
Worthington is primarily engaged in the business of operating, distributing and selling airplane and aviation parts along with repair services. The Company agreed to acquire the assets and liabilities in exchange for payment to Worthington of $50,000 as earnest money upon execution of the Purchase Agreement and a cash payment of $3.3 million upon closing. Total consideration is summarized in the table below (in thousands):

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

May 4, 2018

ASSETS
Accounts receivable	$1,929
Inventories	4,564
Other current assets	150
Property and equipment	392
Other assets	189
Intangible assets - tradename	138
Total assets	7,362

LIABILITIES
Accounts payable	1,289
Accrued expenses	175
Deferred tax liability	589
Total liabilities	2,053

Net assets acquired	$5,309

Consideration paid	$3,350
Less: Cash acquired	(24)
Bargain purchase gain	$1,983

The transaction resulted in a bargain purchase gain because Worthington was a non-marketed transaction and in financial distress at the time of the acquisition. The seller engaged in a formal bidding process and determined that the Company was the best option for Worthington. The tax impact related to the bargain purchase gain was to record a deferred tax liability and record tax expense against the bargain purchase gain of approximately $0.6 million. The resulting net bargain purchase gain after taxes was approximately $2.0 million. Total transaction costs incurred in connection with this acquisition were approximately $83,000.
Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.
5. VARIABLE INTEREST ENTITIES
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
Upon petition by the Company, on August 8, 2017 the Ontario Superior Court of Justice in Bankruptcy and Insolvency adjudged Delphax Canada to be bankrupt. As a result, Delphax Canada ceased to have capacity to deal with its property, which then vested in the trustee in bankruptcy of Delphax Canada subject to the rights of secured creditors. As of June 30, 2019, the bankruptcy proceedings were finalized in accordance with Canadian law and, therefore, Delphax Canada was legally discharged of its liabilities. The conclusion of the bankruptcy proceedings also resulted in the dissolution of Delphax Canada. In addition, on June 11, 2019, the Company also fully dissolved Delphax UK. As such, the only Delphax entity that remains in existence as of March 31, 2020 is Delphax France. The Company extinguished the assets and liabilities of Delphax Canada and Delphax UK during the quarter ended June 30, 2019 and recognized a gain on dissolution of entities of $4.5 million.

Delphax had total assets and liabilities with carrying values of $0 million and $0.5 million, as of March 31, 2020 and $0.4 million and $7.1 million, as of March 31, 2019.

Delphax’s components of net income (loss) are included in our consolidated statements of income and comprehensive income herein. For the years ended March 31, 2020 and 2019, Delphax did not recognize any revenue. For the year ended March 31, 2020, Delphax recorded net income of $6.1 million, broken out between an operating loss of $0.2 million and non-operating income of $6.3 million, the majority of which was the result of the gain on dissolution of entities of $4.5 million. For the year ended March 31, 2019, Delphax recorded net loss of $0.5 million, broken out between an operating loss of $0.3 million and non-operating expense of $0.2 million.
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
The following consolidated balance sheet items are measured at fair value (in thousands):

	Fair Value Measurements at March 31,
	2020	2019
Marketable securities (Level 1)	$3,240	$3,213
Interest rate swaps (Level 2)	$914	$227
Acquisition contingent consideration obligations (Level 3)	$—	$489
Redeemable non-controlling interest (Level 3)	$6,080	$5,476

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
The fair value measurements which use significant observable inputs (Level 3), changed due to the following (in thousands):

	Acquisition Contingent Consideration Obligations	Redeemable Non- Controlling Interest
Beginning Balance as of April 1, 2019	$489	$5,476
Payment of contingent consideration	(489)	—
Contribution from non-controlling member	—	—
Distribution to non-controlling member	—	(961)
Net income attributable to non-controlling interests	—	1,586
Fair value adjustment	—	(21)
Interest accrued on contingent consideration	—
Ending Balance as of March 31, 2020	$—	$6,080

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their fair value at March 31, 2020 and 2019.
7. INVENTORIES
Inventories consisted of the following (in thousands):

	Year Ended March 31,
	2020	2019
Ground equipment manufacturing:
Raw materials	4,192	2,498
Work in process	2,731	1,659
Finished goods	1,725	972
Printing equipment and maintenance:
Raw materials	464	401
Finished goods	910	1,048
Commercial jet engines and parts:	51,084	21,032
Total inventories	61,106	27,610
Reserves	(483)	(155)

Total, net of reserves	$60,623	$27,455

8. ASSETS ON LEASE
The Company leases equipment to third parties, primarily through Contrail which leases engines to aviation customers with lease terms between 2 and 3 years under operating lease agreements. All rental payments are fixed. For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the leases.

As of March 31, 2020, future fixed rental payments to be received under non-cancelable leases are as follows (in thousands):

Year ended March 31,
2021	$1,172
2022	83
2023	61
2024	6
2025	—
Thereafter	—
Total	$1,322

9. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Year Ended March 31,
	2020	2019
Furniture, fixtures and improvements	$7,633	$6,100
Building	1,958	1,634
	9,591	7,734
Less accumulated depreciation	(4,319)	(3,470)
Property and equipment, net	$5,272	$4,264

10. INVESTMENTS IN SECURITIES
During the year ended March 31, 2020, the Company had gross unrealized gains aggregating to $8,360 and gross unrealized losses aggregating to $0.5 million, which are included in the Consolidated Statements of Income.
11. EQUITY METHOD INVESTMENTS
The Company’s investment in Insignia is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. At March 31, 2019, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 30% of the outstanding shares for a total net investment basis of approximately $5.2 million. For the year ended March 31, 2019, the Company recorded approximately $0.4 million as its share of Insignia’s net income along with a basis difference adjustment of approximately $92,000.
At March 31, 2020, the Company held approximately 3.5 million of Insignia’s common stock representing approximately 29% of the outstanding shares. For the year ended March 31, 2020, the Company recorded a loss of approximately $1.5 million as its share of Insignia’s net loss for the twelve months ended December 31, 2019 along with a basis difference adjustment of $96,000. In addition, due to adverse financial results in addition to consideration of analyst reports and other qualitative factors, the Company recorded total impairment charges of $2.3 million on the investment for the year ended March 31, 2020. The Company's net investment basis in Insignia is approximately $1.3 million as of March 31, 2020.
On November 8, 2019, the Company made an investment of $2.8 million to purchase a 19.90% ownership stake in CCI. The Company concluded that we are not the primary beneficiary of CCI, which is primarily the result of the Company's conclusion that it does not have the power to direct the activities that most significantly impact the economic performance of CCI. Accordingly, the Company does not consolidate CCI and has determined to account for this investment using equity method accounting.
Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. For the year ended March 31, 2020, Air T recorded income of $0.6 million as its share of CCI's net income for the three months ended December 31, 2019 prorated for the period under Air T's ownership, along with a basis difference adjustment of $6,042.

Summarized audited financial information for the Company's equity method investees for the twelve months ended December 31, 2019 and December 31, 2018 are as follows (in thousands):

	Twelve Months Ended December 31, 2019	Twelve Months Ended December 31, 2018
Revenue	$108,751	$135,345
Gross Profit	7,570	22,734
Operating income (loss)	(2,653)	3,340
Net income (loss)	(3,645)	2,486
Net income attributable to Air T, Inc. stockholders	$(887)	$391

12.  ACCRUED EXPENSES

	Year ended March 31,
(In thousands)	2020	2019

Salaries, wages and related items	$3,616	$6,049
Profit sharing and bonus	3,349	2,077
Other deposits	1,722	1,526
Other	4,337	4,523
Total	$13,024	$14,175

13. LEASE ARRANGEMENTS
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

The components of lease cost for the twelve months ended March 31, 2020 are as follows (in thousands):

Twelve Months Ended March 31, 2020
Operating lease cost	2,093
Short-term lease cost	439
Variable lease cost	342
Sublease income	—
Total lease cost	$2,874

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the year ended March 31, 2020 were as follows (in thousands):

March 31, 2020
Operating leases
Operating lease ROU assets	8,116
Operating lease liabilities	8,647

Weighted-average remaining lease term
Operating leases	14 years, 4 months

Weighted-average discount rate
Operating leases	4.50%

Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the year ended March 31, 2020 are as follows (in thousands):

Operating Leases
2021	$1,624
2022	1,512
2023	1,331
2024	960
2025	694
Thereafter	6,388
Total undiscounted lease payments	12,509
Less: Interest	(3,299)
Less: Discount	(563)
Total lease liabilities	$8,647

14. FINANCING ARRANGEMENTS
On February 25, 2020, the Company and Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”), entered into Amendment No. 3 to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment extends the termination date for the revolving credit commitment and the supplemental revolving credit commitment to the earlier of August 31, 2021, the date the Company reduces the respective commitment to zero or termination due to an event of default. Thirteen of the Company’s subsidiaries continue to, jointly and severally, guaranty the full and prompt payment and performance of all debts and obligations of the Company to MBT and continue to grant a first priority security interest in each subsidiary’s assets to MBT as collateral for such obligations.

On February 25, 2020, AirCo 1, LLC, entered into Amendment No. 1 to the Loan Agreement with MBT (the “First Amendment”). The First Amendment extends the stated termination date of the revolving facility to August 31, 2021.

Borrowings of the Company and its subsidiaries are summarized below at March 31, 2020 and March 31, 2019, respectively (in thousands):

	March 31, 2020	March 31, 2019	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$—	$12,403	8/31/21	Prime - 1%	$17,000
Term Note A - MBT	7,750	8,750	1/1/28	1-month LIBOR + 2%
Term Note B - MBT	3,875	4,375	1/1/28	4.50%
Term Note D - MBT	1,540	1,607	1/1/28	1-month LIBOR + 2%
Debt - Trust Preferred Securities	12,877	—	6/7/49	8.00%
Supplemental Revolver - MBT	9,550	—	6/30/20	Greater of 1-month LIBOR + 1.25% and 3%	450
Total	35,592	27,135

AirCo Debt
Revolver - MBT	—	3,820	5/21/19	7.50%
Revolver - MBT	8,335	—	8/31/21	Greater of 6.5% or Prime + 2%	1,665
Term Loan - MBT	—	450	12/17/19	7.50%
Term Loan - MBT	—	400	6/17/20	7.25%
Term Loan - Park State	—	2,100	6/17/20	8.50%
Total	8,335	6,770

Contrail Debt
Revolver - ONB	21,284	—	9/5/21[1]	1-month LIBOR + 3.45%	18,716
Term Loan A - ONB	6,285	8,617	1/26/21	1-month LIBOR + 3.75%
Term Loan B - ONB	—	15,500	9/14/21	1-month LIBOR + 3.75%
Term Loan D - ONB	—	—	10/30/21	1-month LIBOR + 3.75%
Term Loan E - ONB	6,320	—	12/1/22	1-month LIBOR + 3.75%
Term Loan F - ONB	8,358	—	2/1/25	1-month LIBOR + 3.75%
Total	42,247	24,117

Total Debt	86,174	58,022

Less: Unamortized Debt Issuance Costs	(354)	(369)
Total Debt, net	$85,820	$57,653
1 The Contrail revolving credit facility contains a provision where Contrail is required to pay down the total outstanding principal balance of its revolver to zero for at least thirty consecutive days during each annual period ending on the revolver's anniversary. Due to this requirement, the entire outstanding balance of the revolver as of March 31, 2020 was classified as "Current portion of long-term debt" on the Consolidated Balance Sheets, and included in the contractual financing obligations due by fiscal year ended March 31, 2021 below.

The weighted average interest rate on short term borrowings outstanding as of March 31, 2020 and March 31, 2019 was 3.7% and 5.3%, respectively.
The Air T revolving credit facility and the Contrail revolving credit facility contain affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates.

The obligations of Contrail under the Contrail Credit Agreement with Old National Bank are secured by a first-priority security interest in substantially all of the assets of Contrail. The obligations of Contrail under the Contrail Credit Agreement are also guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with MBT.
At March 31, 2020, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Fiscal year ended	Amount
2021	$42,684
2022	13,901
2023	4,991
2024	3,267
2025	3,126
Thereafter	18,205
86,174
Less: Unamortized Debt Issuance Costs	(354)
$85,820
The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.
Fair Value of Debts—As of March 31, 2020 and 2019, the carrying amounts reported in the consolidated balance sheets for the Company’s debt instruments approximate the fair values. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debts.
Interest Expense, net - The components of net interest expense during the years ended March 31, 2020 and March 31, 2019 are as follows (in thousands):

	March 31, 2020	March 31, 2019
Contractual interest	4,458	3,291
Amortization of deferred financing costs	237	194
Interest income	(3)	(58)
Total	4,692	3,427

Other - On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of the securities enumerated below:

•A dividend of one additional share for every two shares already held (a 50% stock dividend, or the equivalent of a 3-for-2 stock split). See Note 24.
•The Company issued and distributed to existing common shareholders, via a non-cash transaction from equity, an aggregate of 1.6 million trust preferred capital security shares (aggregate $4.0 million stated value) and an aggregate of 8.4 million warrants (representing warrants to purchase $21.0 million in stated value of TruPs).

On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs will be $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share.

As of March 31, 2020, approximately 3.6 million Warrants have been exercised. As a result, the amount outstanding on the Company's Debt - Trust Preferred Securities is $12.9 million as of March 31, 2020.

At March 31, 2020, the Company had Warrants outstanding and exercisable to purchase approximately 4.8 million shares of its TruPs at an exercise price of $2.40 per one-tenth of a share. The Warrants are exercisable and as of March 31, 2020, will expire on June 7, 2020 or earlier upon redemption or liquidation.
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
As of August 1, 2018, these swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815-30. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the consolidated statement of income as interest expense in the same period in which the forecasted transactions (interest payments) affects earnings. As of March 31, 2020 and March 31, 2019, the fair value of the interest-rate swap contracts was a liability of $0.9 million and $0.2 million, respectively, which is included within other non-current liabilities in the consolidated balance sheets. During the year ended March 31, 2020, the Company recorded a loss of approximately $0.5 million, net of tax, in the consolidated statement of comprehensive income for changes in the fair value of the instruments.

15. RELATED PARTY MATTERS
Contrail Aviation Support, LLC leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a limited liability company whose membership interests are owned by Mr. Joseph Kuhn, Chief Executive Officer and Mrs. Miriam Cohen-Kuhn, Chief Financial Officer equally. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of approximately $0.2 million to Cohen Kuhn Properties, LLC pursuant to such lease during the period from April 1, 2019 through March 31, 2020. The lease for this facility expires on June 30, 2021, though the Company has the option to renew the lease for a period of 5 years on the same terms. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.
Gary S. Kohler, a director of the Company, entered into an employment agreement with BCCM, a wholly-owned subsidiary of the Company, to serve as its Chief Investment Officer in return for an annual salary of $50,000 plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses.
Nick Swenson, CEO of the Company, is also the majority shareholder of CCI. As of March 31, 2020, Mr. Swenson has 69% of ownership interests in CCI. Under the VIE model, Mr. Swenson is the primary beneficiary of CCI due to the high extent of his ownership relative to other shareholders of CCI, and the lack of shared power between Mr. Swenson and the Company ("the related party group") to direct the activities of CCI that most significantly impact CCI’s economic performance.

16. SHARE REPURCHASE
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the year ended March 31, 2020, the Company repurchased 150,658 shares at an aggregate cost of $2.8 million. 9,766 of these shares are reflected as retired and 140,892 of these shares were recorded as treasury shares as of March 31, 2020.

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
No options were granted under Air T, Inc.’s stock option plan during the fiscal years ended March 31, 2020 and 2019. No stock-based compensation expense with respect to this plan was recognized for the year ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was no unrecognized compensation expense related to the Air T Inc. stock options.
There was no activity during the fiscal years ended March 31, 2019 and 2020 under the Delphax option plans. Option activity during the fiscal years ended March 31, 2019 (retrospectively adjusted to account for the stock split on June 10, 2019) and 2020 is summarized below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	13,773	$6.69	5.13	$140,193
Granted	—	—
Exercised	(2,523)	7.04
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2019	11,250	6.61	4.07	152,075
Granted	—	—
Exercised	—	—
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2020	11,250	$6.61	3.07	$66,388
Exercisable at March 31, 2020	11,250	$6.61	3.07	$66,388

18. REVENUE RECOGNITION
Performance Obligations
The following is a description of the Company’s performance obligations as of March 31, 2020:

Type of Revenue	Nature, Timing of Satisfaction of Performance Obligations, and Significant Payment Terms
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

In addition to the above type of revenues, the Company also has Leasing Revenue, which is in scope under Topic 842 (Leases) and out of scope under Topic 606 and Other Revenues (Freight, Management Fees, etc.) which are immaterial for disclosure under Topic 606. In the current fiscal year, the Company also generated revenue from the sale of assets on lease or held for lease.

The following table summarizes disaggregated revenues by type (in thousands):

	Year Ended
	March 31, 2020	March 31, 2019
Product Sales
Air Cargo	$23,690	$23,043
Ground equipment sales	58,082	45,897
Commercial jet engines and parts	86,625	78,174
Printing equipment and maintenance	261	592
Corporate and other	—	—
Support Services
Air Cargo	51,469	49,781
Ground equipment sales	485	648
Commercial jet engines and parts	3,675	5,239
Printing equipment and maintenance	42	47
Corporate and other	104	89
Leasing Revenue
Air Cargo	—	—
Ground equipment sales	189	76
Commercial jet engines and parts	10,797	10,189
Printing equipment and maintenance	—	—
Corporate and other	152	126
Other
Air Cargo	116	154
Ground equipment sales	400	531
Commercial jet engines and parts	187	366
Printing equipment and maintenance	3	16
Corporate and other	508	534

Total	$236,785	$215,502
The following table summarizes total revenues by segment (in thousands):

	Year ended
	March 31, 2020	March 31, 2019
Air Cargo	$75,275	$72,978
Ground equipment sales	59,156	47,152
Commercial jet engines and parts	101,284	93,968
Printing equipment and maintenance	306	655
Corporate and other	764	749

Total	$236,785	$215,502

See Note 22 for the Company's disaggregated revenues by geographic region and Note 23 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances and Costs
Contract liabilities relate to deferred revenue and advanced customer deposits with respect to product sales. Performance obligations related to product sales are expected to be satisfied within one year. Contract liabilities are included in accrued expenses on the accompanying consolidated balance sheets. The following table presents outstanding contract liabilities and the amount of outstanding April 1, 2019 contract liabilities that were recognized as revenue during the year ended March 31, 2020 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities Recognized as Revenue
As of March 31, 2020	$1,853
As of April 1, 2019	$1,867
For the year ended March 31, 2020		$1,781

19. EMPLOYEE BENEFITS
The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(E) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the years ended March 31, 2020 and 2019 was approximately $0.6 million, and was recorded in the consolidated statements of income.
The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2020 and 2019 was approximately $3.5 million and $2.4 million, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

20. INCOME TAXES
Income tax expense (benefit) attributable to (loss) income from continuing operations consists of (in thousands):

	Year Ended March 31,
	2020	2019
Current:
Federal	$43	$2,484
State	(8)	418
Foreign	—	23
Total current	35	2,925
Deferred:
Federal	(481)	(1,101)
State	(98)	(63)
Total deferred	(579)	(1,164)

Total	$(544)	$1,761

Income tax expense attributable to (loss) income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to pretax (loss) income from continuing operations as follows (in thousands):

	Year Ended March 31,
	2020		2019
Expected Federal income tax expense U.S. statutory rate	$551	21.0%	$1,253	21.0%
State income taxes, net of federal benefit	(519)	-19.8%	201	3.4%
Nontaxable cancellation of debt income	(1,331)	-50.7%	—	0.0%
Micro-captive insurance benefit	(172)	-6.6%	(197)	-3.3%
Change in valuation allowance	(7,789)	-296.8%	1,405	23.5%
Income attributable to minority interest - Contrail	(325)	-12.4%	(434)	-7.3%
Write-off Delphax tax attributes	9,353	356.4%	—	0.0%
Acquired NOL carrybacks; CARES Act	(363)	-13.8%	—	0.0%
Other differences, net	51	1.9%	(467)	-7.8%
Income tax (benefit) expense	$(544)	-20.7%	$1,761	29.5%

During the fiscal period ended March 31, 2020, the Company sold GAS. See Note 2. The tax benefit related to this entity that have been allocated to discontinued operations for the March 31, 2020 and March 31, 2019 fiscal years were $0.6 million and $0.3 million, respectively. In addition, a gain on the sale of discontinued operations was recognized, resulting in a net of tax gain of $8.2 million.

Delphax Solutions and Delphax Technologies are not included in Air T, Inc.’s consolidated tax return and account for $0.2 million and $(8.9) million of the above valuation allowance effect for each year, respectively. The valuation allowance release in March 31, 2020 relates to attribute reduction for cancellation of debt income and dissolution of the Canadian and UK subsidiaries (See Note 5). There is a separate return filed for Delphax Solutions and Delphax Technologies for the fiscal years ending March 31, 2020 and March 31, 2019. Impairment on investments and changes in unrealized losses related to available-for-sale securities accounted for the remaining valuation allowance effect for each year.

Deferred tax assets and liabilities were comprised of the following (in thousands):

	2020	2019
Net operating loss & attribute carryforwards	$3,524	$7,516
Federal/Canadian tax credits	—	4,486
Unrealized losses on investments	1,693	833
Investment in foreign subsidiaries	1,369	1,431
Investment in partnerships	840	534
Disallowed capital loss	—	463
Lease liabilities	1,909	—
Other deferred tax assets	1,019	738
Total deferred tax assets	10,354	16,001

Bargain purchase gain	(385)	(434)
Property and equipment	(485)	(233)
Right-of-use assets	(1,791)	—
Capital gain deferment	(1,700)	—
Other deferred tax liabilities	(167)	(198)
Total deferred tax liabilities	(4,528)	(865)

Net deferred tax asset	$5,826	$15,136

Less valuation allowance	(6,405)	(14,658)

Net deferred tax (liability) asset	$(579)	$478

Delphax

As described in Note 5, effective on November 24, 2015, Air T, Inc. purchased interests in Dephax. With an equity investment level by the Company of approximately 38%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has foreign subsidiaries located in France, and historically had foreign subsidiaries located in Canada and the United Kingdom; all of which file(d) tax returns in those jurisdictions. With few exceptions, Delphax, is no longer subject to examinations by income tax authorities for tax years before 2015.

Delphax maintains a September 30 fiscal year end. The returns for the fiscal year ended September 30, 2019 have not yet been filed. Included in the deferred tax balances above and related to Delphax and its subsidiaries are estimated foreign and U.S. federal loss carryforwards of $2.3 million and $9.1 million, respectively. The net operating losses expire in varying amounts beginning in the year 2023.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax tax attributes, the Company has established a full valuation allowance of $4.8 million at March 31, 2020, and $13.0 million at March 31, 2019. The cumulative tax losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against Delphax’s net deferred tax assets.

The Company continues to assert that it will permanently reinvest any foreign earnings of DSI in a foreign country and will not repatriate those earnings back to the U.S. As a result of its permanent reinvestment assertion, the Company has not recorded deferred taxes related to DSI under the indefinite exception.

In March of 2020, the CARES Act was enacted and made significant changes to federal tax laws, including certain changes that were retroactive to the March 31, 2020 tax year. Changes in tax laws are accounted for in the period of enactment and the retroactive effects are recognized in these financial statements. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Operating Revenues	$47,188	$50,693	$73,300	$65,604
Income (Loss) from continuing operations, net of tax	3,991	(2,122)	581	718
Less: (Income) attributable to non-controlling interests	(2,373)	(287)	(789)	(128)
Income (Loss) from continuing operations attributable to Air T, Inc. Stockholders	1,618	(2,409)	(208)	590
Income (Loss) from discontinued operations, net of tax	165	8,124	(222)	(2)

Basic Income (Loss) per share from continuing operations	0.72	(0.80)	(0.07)	0.20
Basic Income (Loss) per share from discontinued operations	0.07	2.69	(0.07)	—
Basic Income (Loss) per share	0.79	1.89	(0.14)	0.20

Diluted Income (Loss) per share from continuing operations	0.72	(0.80)	(0.07)	0.20
Diluted Income (loss) per share from discontinued operations	0.07	2.68	(0.07)	—
Diluted Income (Loss) per share	$0.79	$1.88	$(0.14)	$0.20
Antidilutive shares Excluded from Computation of income (loss) per share from continuing operations (in shares)	—	5	6	—
Antidilutive shares Excluded from Computation of income (loss) per share from discontinued operations (in shares)	—	—	6	7
Antidilutive shares Excluded from Computation of income (loss) per share (in shares)	—	—	6	—

2019
Operating Revenues	$51,820	$40,867	$55,486	$67,329
Income (Loss) from continuing operations, net of tax	3,414	(779)	(1,941)	3,513
Less: Net (income) Loss attributable to non-controlling interests	(453)	106	(398)	(1,116)
Income (Loss) from continuing operations attributable to Air T, Inc. Stockholders	2,961	(673)	(2,339)	2,397
(Loss) Income from discontinued operations, net of tax	(132)	(648)	(376)	150

Basic Income (loss) per share from continuing operations	0.97	(0.22)	(0.77)	0.79
Basic (Loss) Income per share from discontinued operations	(0.04)	(0.21)	(0.12)	0.05
Basic Income (Loss) per share	0.92	(0.43)	(0.89)	0.84

Diluted Income (Loss) per share from continuing operations	0.96	(0.22)	(0.77)	0.79
Diluted Income (loss) per share from discontinued operations	(0.04)	(0.21)	(0.12)	0.05
Diluted Income (Loss) per share	$0.92	$(0.43)	$(0.89)	$0.84
Antidilutive shares Excluded from Computation of income (loss) per share from continuing operations (in shares)	—	8	8	—
Antidilutive shares Excluded from Computation of income (loss) per share from discontinued operations (in shares)	9	8	8	—
Antidilutive shares Excluded from Computation of income (loss) per share (in shares)	—	8	8	—

22. GEOGRAPHICAL INFORMATION
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2020 and March 31, 2019 (in thousands):

	March 31, 2020	March 31, 2019
United States	$19,086	$4,393
Foreign	14,131	25,035
Total tangible long-lived assets, net	$33,217	$29,428

The Company’s tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent primarily engines on lease at March 31, 2020. The net book value located within each individual country at March 31, 2020 is listed below (in thousands):

Country	March 31, 2020	March 31, 2019
Mexico	$1,845	$2,681
Netherlands	4,778	5,541
China	—	16,808
Estonia	7,408	—
Other	100	5
	$14,131	$25,035

Total revenue, located in the United States, and outside the United States is summarized in the following table as of March 31, 2020 and March 31, 2019 (in thousands):

	March 31, 2020	March 31, 2019
United States	$187,710	$177,484
Foreign	49,075	38,018
Total revenue	$236,785	$215,502

23. SEGMENT INFORMATION
The Company has five reportable segments: overnight air cargo, ground equipment sales, ground support services, commercial jet engine and parts, printing equipment and maintenance, corporate and other. Segment data is summarized as follows (in thousands):

	Year Ended March 31,
	2020	2019
Operating Revenues:
Overnight Air Cargo	$75,275	$72,978
Ground Equipment Sales:
Domestic	54,108	40,707
International	5,048	6,445
Total Ground Equipment Sales	59,156	47,152
Printing Equipment and Maintenance:
Domestic	200	322
International	271	347
Total Printing Equipment and Maintenance	471	669
Commercial Jet Engines and Parts:
Domestic	60,813	68,857
International	43,756	31,225
Total Commercial Jet Engines and Parts	104,569	100,082
Corporate and Other	2,264	1,976
Intercompany	(4,950)	(7,355)
Total	$236,785	$215,502

Operating Income (Loss):
Overnight Air Cargo	$709	$1,911
Ground Equipment Sales	7,302	3,420
Printing Equipment and Maintenance	(1,767)	(1,388)
Commercial Jet Engines and Parts	7,977	11,609
Corporate and Other	(7,771)	(6,899)
Intercompany	841	678
Total	$7,291	$9,331

Capital Expenditures:
Overnight Air Cargo	$299	$58
Ground Equipment Sales	881	372
Printing Equipment and Maintenance	—	—
Commercial Jet Engines and Parts	34,873	19,680
Corporate and Other	1,096	209
Total	$37,149	$20,319

Depreciation, Amortization and Impairment:
Overnight Air Cargo	$72	$82
Ground Equipment Sales	279	264
Printing Equipment and Maintenance	34	9
Commercial Jet Engines and Parts	4,771	6,302
Corporate and Other	558	585
Intercompany	(15)	32
Total	$5,699	$7,274

24. EARNINGS PER COMMON SHARE
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
The computation of earnings per common share is as follows (in thousands, except per share data):

	Year Ended March 31,
	2020	2019
Net income from continuing operations	$3,168	$4,207
Net income from continuing operations attributable to non-controlling interests	(3,577)	(1,861)
Net (loss) income from continuing operations attributable to Air T, Inc. Stockholders	(409)	2,346

(Loss) income from continuing operations per share:
Basic	$(0.15)	$0.77
Diluted	$(0.15)	$0.77
Antidilutive shares Excluded from Computation of income (loss) per share from continuing operations (in shares)	7	—

Loss from discontinued operations, net of tax	(114)	(1,006)
Gain on sale of discontinued operations, net of tax	8,179	—
Gain (loss) from discontinued operations attributable to Air T, Inc. stockholders	8,065	(1,006)

Income (loss) from discontinued operations per share:
Basic	$2.89	$(0.33)
Diluted	$2.88	$(0.33)
Antidilutive shares Excluded from Computation of income (loss) per share from discontinued operations (in shares)	—	8

Income per share:
Basic	$2.74	$0.44
Diluted	$2.73	$0.44
Antidilutive shares Excluded from Computation of income (loss) per share (in shares)	—	—

Weighted Average Shares Outstanding:
Basic	2,791	3,052
Diluted	2,798	3,060

25.  COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 1, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of March 31, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 1 for further discussion of COVID-19.

26. SUBSEQUENT EVENTS
COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. As described below, the Company obtained loans under the Paycheck Protection Program in April 2020, which measures were intended to help maintain financial flexibility given the significant impact on U.S. and world economies as a result of the COVID-19 pandemic. As a result of the COVID-19 pandemic and measures taken to limit the pandemic and its impact, the Company experienced decreases in revenues during the months of April and May 2020. The extent to which the COVID-19 pandemic continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Paycheck Protection Program (the “PPP”) Loans
On April 10, 2020, the Company entered into a loan with MBT in a principal amount of $8.2 million pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (“Note”). The PPP Loan bears interest at a fixed annual rate of one percent (1%), with the first six months of interest deferred. Beginning on November 10, 2020, the Company will make seventeen (17) equal monthly installments of principal and interest payments with the final payment due on April 10, 2022. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with MBT. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Loan is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to MBT for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act.

Extension of expiration date of Warrants

On June 9, 2020, Air T, Inc. announced the extension of the expiration date of the Warrants (“Warrants”) to purchase Alpha Income Preferred Securities (also referred to as 8% Cumulative Capital Securities) (“AIP”). The Warrants, previously scheduled to expire on June 10, 2020, are extended and now will expire on September 8, 2020.

Credit Agreement Amendments

On June 26, 2020, the Company entered into a Second Amended and Restated Credit Agreement with MBT, together with certain related documents. Pursuant to the Amended Credit Agreement, MBT agreed to convert outstanding revolving credit advances in an amount equal to $9.5 million to a Term Loan. The new Term Loan has a maturity date of June 25, 2025. The new Term Loan, together with the existing Air T Revolving Credit Facility and other existing Term Loans are and continue to be guaranteed by certain subsidiaries of the Company and secured under the existing Security Agreement executed by the Company and the guarantors, certain real property and by certain pledged collateral accounts.

In connection with the execution and delivery of the Amended Credit Agreement, certain subsidiaries of the Company entered into new collateral account pledge agreements. In connection with the Amended Credit Agreement, MBT further agreed to reduce the interest rate floor applicable to the existing Revolving Credit Facility from 4.00% to 2.50%.

The above discussion is qualified in its entirety by reference to the Form of Amended Credit Agreement Amendment, Term Note, Amended and Restated Revolving Note, and the Jet Yard and Ambry Hill Collateral Account Agreements filed as Exhibits 10.99, 10.100, 10.101, 10.102 and 10.103 to this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2020, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).
Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Company's internal control over financial reporting, including those policies and procedures that:
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2020 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2020.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) Other Information
Credit Agreement Amendments

On June 26, 2020, the Company entered into a Second Amended and Restated Credit Agreement with MBT, together with certain related documents. Pursuant to the Amended Credit Agreement, MBT agreed to convert outstanding revolving credit advances in an amount equal to $9.5 million to a Term Loan. The new Term Loan has a maturity date of June 25, 2025. The new Term Loan, together with the existing Air T Revolving Credit Facility and other existing Term Loans are and continue to be guaranteed by certain subsidiaries of the Company and secured under the existing Security Agreement executed by the Company and the guarantors, certain real property and by certain pledged collateral accounts.

In connection with the execution and delivery of the Amended Credit Agreement, certain subsidiaries of the Company entered into new collateral account pledge agreements. In connection with the Amended Credit Agreement, MBT further agreed to reduce the interest rate floor applicable to the existing Revolving Credit Facility from 4.00% to 2.50%.

The above discussion is qualified in its entirety by reference to the Form of Amended Credit Agreement Amendment, Term Note, Amended and Restated Revolving Note, and the Jet Yard and Ambry Hill Collateral Account Agreements filed as Exhibits 10.99, 10.100, 10.101, 10.102 and 10.103 to this Report, which are incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information contained under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “ Committees of the Board of Directors,” and “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.
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
In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2020. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 for filing with the Securities and Exchange Commission.
June 26, 2020
AUDIT COMMITTEE
Travis Swenson, Chair
Peter McClung
Ray Cabillot
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
Item 11. Executive Compensation.
The information contained under the heading “Executive Compensation,” “Base Salary,” “Incentive and Bonus Compensation,” “Retirement and Other Benefits,” “Executive Compensation Tables,” “Employment Agreement and Retirement Savings Plan”

and “Director Compensation” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference..
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Certain Beneficial Owners of Common Stock,” “Director and Executive Officer Stock Ownership,” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference..
Equity Compensation Plan Information
The following table provides information as of March 31, 2020, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	11,250	$6.61	—

Equity compensation plans not approved by security holders	—	—	—
Total	11,250	$6.61	—

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the heading “Director Independence” and “Certain Transactions” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information contained under the heading “Audit Committee Pre-approval of Auditor Engagements” and “Audit Fees” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements
a.The following are incorporated herein by reference in Item 8 of Part II of this report:
(i)Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
(ii)Consolidated Balance Sheets as of March 31, 2020 and 2019.
(iii)Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2020 and 2019.
(iv)Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2020 and 2019.
(v)Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019.
(vi)Notes to Consolidated Financial Statements.
3. Exhibits

No.	Description
3.1
Restated Certificate of Incorporation dated October 30, 2001, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012, and Certificate of Designation dated December 15, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014 (Commission File No. 001-35476)

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

4.2	Description of Registered Securities

10.1
Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.2
Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

10.3
Lease Agreement between Little Mountain Airport Associates, Inc. and Mountain Air Cargo, Inc., dated June 16, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 001-35476)

10.4
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005 (Commission File No. 001-35476)*

10.5
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (Commission File No. 001-35476)*

10.6
Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014 (Commission File No. 001-35476)*

10.7
Employment Agreement between Air T, Inc. and Brett Reynolds dated May 7, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2018 (Commission File No. 001-35476) (18816904)*

10.8
Promissory Note and Business Loan Agreement executed as of September 14, 2018 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC as Borrower and Old National Bank as the Lender, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 20, 2018 (Commission File No. 001-35476)

10.9
Assignment, Assumption and Amendment Agreement dated November 2, 2018 between Contrail Aviation Support, LLC, WWTAI AIROPCO II DAC, and Blue Air Aviation SA f/k/a Blue Air – Airline Management Solutions SRL, assigning the Engine Lease Agreement, dated January 10, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 8, 2018 (Commission File No. 001-35476)**

10.10
Lease Agreement dated September 29, 2017, by and between Contrail Aviation Support, LLC and MTU Maintenance Lease Services B.V., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)**

10.11
Lease Agreement dated December 27, 2017, by and between Contrail Aviation Support, LLC and MTU Maintenance Lease Services B.V., incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)**

10.12
Engine Lease Agreement dated January 10, 2018, by and between Contrail Aviation Support, LLC and Blue Air, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)**

10.13
Form of Air T, Inc. Term Note A in the principal amount of $10,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.14
Form of Air T, Inc. Term Note B in the principal amount of $5,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.15
Form of Air T, Inc. Term Note D in the principal amount of $1,680,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.16
Form of Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.17
Form of Amendment No. 1 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.18
Form of Amendment No. 2 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.19
Form of Air T, Inc. Revolving Credit Note in the principal amount of $10,000,000 to Minnesota Bank & Trust dated December 21, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.20
Form of Amended and Restated Revolving Credit Note in the principal amount of $17,000,000 to Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.21
Form of Air T, Inc. Amended and Restated Revolving Credit Note in the principal amount of $13,000,000 to Minnesota Bank & Trust dated November 12, 2018, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.22
Form of Security Agreement in favor of Minnesota Bank & Trust dated December 21, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.23
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.24
Form of Subsidiary Guarantee Agreement in favor of Minnesota Bank & Trust dated December 21, 2017, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.25
Form of Amended and Restated Guaranty in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.26
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.27
Form of Subordination Agreement among AirCo 1, LLC, Air T, Inc. and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.28
Form of Term Note from AirCo 1, LLC in the principal amount of $2,100,000 to Park State Bank dated January 18, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.29
Form of Term Note from AirCo 1, LLC in the principal amount of $400,000 to Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.30
Form of Loan Agreement between AirCo 1, LLC and Minnesota Bank & Trust and Park State Bank dated January 18, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.31
Form of Security Agreement by AirCo 1, LLC in favor of Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.32
Form of Collateral Assignment of Purchase Agreement between AirCo 1, LLC and Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.33
Form of Assignment and Agreement Regarding Disassembly Contract between AirCo 1, LLC, Jet Yard, LLC, and Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.34
Form of Assignment and Agreement Regarding Consignment Agreement between AirCo 1, LLC, AirCo, LLC, and Minnesota Bank & Trust dated January 18, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated January 25, 2019 (Commission File No. 001-35476)

10.35	Agreement as to Expenses dated as of June 10, 2019, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.36	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.37	Capital Securities Guarantee dated as of June 10, 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.38	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.39	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.40
Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.41	Form of Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.42	Interim Trust Agreement, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

10.43
Amended and Restated Trust Agreement dated as of June 10, 2019, incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.44
Certificate of Interim Trust dated September 28, 2018, incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

10.45	Warrant Agency Agreement dated as of June 10, 2019, incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.46
Reynolds Warrant to Purchase Stock of Air T, Inc. issued November 30, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2018 (Commission File No. 001-35476)

10.47
Employment Agreement between Air T, Inc. and Brian Ochocki dated June 12, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2019 (Commission File No. 001-35476)

10.48
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.49
Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.50
Supplement #1 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.51
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC First Amended and Restated Promissory Note Term Note A in the principal amount of $9,920,000.00 to Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.52
Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, and Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.53
Contrail Aviation Leasing, LLC Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.54
Contrail Aviation Support, LLC First Amended and Restated Promissory Note Revolving Note in the principal amount of $20,000,000.00 to Old National Bank, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.55
Supplement #3 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.56
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC First Amended and Restated Promissory Note Term Note B in the principal amount of $18,000,000.00 to Old National Bank, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.57
Supplement #4 to Master Loan Agreement, dated August 16, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.58
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note C in the principal amount of $13,000,594.00 to Old National Bank, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.59
Trustee Aircraft Security Agreement, dated August 16, 2019 by and between Wells Fargo Trust Company, National Association, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.60
Beneficial Interest Pledge Agreement, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.61
Form of Declaration of Trust (MSN 29922), dated June 26, 2019 by and between Contrail Aviation Leasing, LLC, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.62
Novation and Amendment Agreement, dated October 24, 2019 by and between Sapphire Aviation Finance I (UK) Limited, Wilmington Trust SP Services (Dublin) Limited, and MIAT Mongolian Airlines, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.63
Supplement #5 to Master Loan Agreement, dated October 30, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.64
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note D in the principal amount of $7,553,165.00 to Old National Bank, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.65
Trustee Aircraft Security Agreement, dated October 30, 2019 by and between Wilmington Trust SP Services (Dublin) Limited, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.66
Beneficial Interest Pledge Agreement, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.67
Buyer Guarantee, dated June 25, 2019 by and between Contrail Aviation Support, LLC and Sapphire Finance I Holding Designated Activity Company, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.68
Notice of Beneficial Interest Transfer, dated July 26, 2019 from Wells Fargo Trust Company, National Association, Sapphire Finance I Holding Designated Activity Company, and Contrail Aviation Leasing, LLC to Sun Country, Inc. d/b/a Sun Country Airlines, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.69
Guarantee, dated July 26, 2019 by and between Contrail Aviation Support, LLC and Sun Country, Inc. d/b/a Sun Country Airlines, incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.70
Third Trust Assignment and Assumption Agreement, dated July 26, 2019 by and between Sapphire Finance I Holding Designated Activity Company and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.71
Amendment Number Five to Aircraft Lease Agreement, dated June 20, 2019 by and between Wells Fargo Trust Company, National Association and Sun Country, Inc. d/b/a Sun Country Airlines, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.72
Amendment No. 1 to Amended and Restated Credit Agreement, dated September 24, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.73
Form of Master Short-Term Engine Lease Agreement, IATA Document No. 5016-01, dated October 2012, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2019 (Commission File No. 001-35476)**

10.74
Purchase Agreement, dated December 13, 2019 by and between Wilmington Trust Services (Dublin) Limited and KG Aircraft Rotables Co., Ltd., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2019 (Commission File No. 001-35476)**

10.75
Deed of Lease Novation, dated December 20, 2019 by and between Leasing Ireland DAC, CRO No. 662616, MAM Seldon Aviation 2 Designated Activity Company, and SmartLynx Airlines Estonia Oü, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.76
Form of Supplement #6 to Master Loan Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616 and Old National Bank, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.77
Form of Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Contrail Aviation Leasing Ireland DAC, CRO No. 662616 Term Note E in the principal amount of $6,894,790.00 to Old National Bank, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.78
Form of Aircraft Security Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616, and Old National Bank, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.79
Form of Air T, Inc. Amendment to Continuing Guaranty in favor of Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.80
Form of Indemnity and Guaranty Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC and Contrail Aviation Leasing Ireland DAC, CRO No. 662616, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.81
Form of Amendment No. 2 to Amended and Restated Credit Agreement, dated December 31, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.82
Form of Air T, Inc. Supplemental Revolving Credit Note, dated December 31, 2019 in the principal amount of $10,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.83
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.84
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 2, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.85
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 3, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.86
Form of Acknowledgement and Agreement of AirCo, LLC, CSA Air, LLC, Global Ground Support, Inc., Jet Yard, LLC, Mountain Air Cargo, Inc., Stratus Aero Partners, LLC, Air T Global Leasing, LLC, AirCo Services, LLC, Space Age Insurance Company, Worthington Acquisition, LLC, Worthington Aviation, LLC and Worthington MRO, LLC, dated December 31, 2019 in favor of Minnesota Bank & Trust, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)

10.87
Form of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note E, dated December 19, 2019, in the principal amount of $6,894,790 to Old National Bank, incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 (Commission File No. 001-35476)

10.88
Purchase Agreement, dated January 22, 2020 by and between Xiamen Lufu Aircraft Leasing Co., Ltd. and Contrail Aviation Leasing, LLC (MSN 30074), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)**

10.89
Purchase Agreement, dated January 22, 2020 by and between Xiamen Lufu Aircraft Leasing Co., Ltd. and Contrail Aviation Leasing, LLC (MSN 30075), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)**

10.90
Form of First Amendment to Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.91
Form of Second Amendment to Supplement #2 to Master Loan Agreement, dated January 24, 2020 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.92
Form of Second Amended and Restated Promissory Note Revolving Note, dated January 24, 2020 in the principal amount of $40,000,000 to Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.93
Form of Supplement #7 to Master Loan Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.94
Form of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note F, dated February 3, 2020 in the principal amount of $8,500,000 to Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.95
Form of Aircraft Assets Security Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.96
Form of Amendment No. 1 to Loan Agreement, dated February 25, 2020 by and between AirCo 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 25, 2020 (Commission File No. 001-35476)

10.97
Form of Acknowledgement and Agreement of Air T, Inc., dated February 25, 2020 in favor of Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 25, 2020 (Commission File No. 001-35476)]

10.98
Form of Air T, Inc. Promissory Note, in the principal amount of $8,215,000 in favor of Minnesota Bank & Trust, dated April 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2020 (Commission File No. 001-35476)

10.99	Form of Amended Credit Agreement Amendment

10.100	Term Note E

10.101	Amended and Restated Revolving Note

10.102	Jet Yard Collateral Account Agreements

10.103	Ambry Hill Collateral Account Agreements

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101	The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).
____________________
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

AIR T, INC.

By:	/s/ Nick Swenson
	Nick Swenson, Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: June 26, 2020

By:	/s/ Brian Ochocki
	Brian Ochocki, Chief Financial Officer (Principal Financial Officer)	Date: June 26, 2020

By:	/s/ Seth Barkett
	Seth Barkett, Director	Date: June 26, 2020

By:	/s/ Raymond Cabillot
	Raymond Cabillot, Director	Date: June 26, 2020

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 26, 2020

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 26, 2020

By:	/ s/ Peter McClung
	Peter McClung, Director	Date: June 26, 2020

By:	/s/ Travis Swenson
	Travis Swenson, Director	Date: June 26, 2020