Form 10-Q
period 2020-06-30
AIR T INC
filed 2020-08-14
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at July 31, 2020	2,881,868

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except (loss) income per share number)	Three Months Ended June 30,
	2020	2019
Operating Revenues:
Overnight air cargo	$16,171	$18,320
Ground equipment sales	15,828	12,249
Commercial jet engines and parts	4,693	16,327
Printing equipment and maintenance	88	64
Corporate and other	190	228
	36,970	47,188

Operating Expenses:
Overnight air cargo	14,167	16,519
Ground equipment sales	12,198	9,731
Commercial jet engines and parts	2,714	8,286
Printing equipment and maintenance	21	39
General and administrative	7,529	9,671
Depreciation and amortization	609	1,941
Impairment of property and equipment	—	7
Gain on sale of property and equipment	(2)	(4)
	37,236	46,190

Operating (Loss) Income from Continuing Operations	(266)	998

Non-operating (Expense) Income:
Other-than-temporary impairment loss on investments	—	(815)
Interest expense and other	(1,161)	(1,024)
Gain on settlement of bankruptcy	—	4,509
Loss from equity method investments	(558)	(321)
Other	729	271
	(990)	2,620

(Loss) Income from Continuing Operations Before Income Taxes	(1,256)	3,618
Income Taxes (Benefit)	(300)	(377)
Net (Loss) Income from Continuing Operations	(956)	3,995

Income from Discontinued Operations, net of tax	—	161
Net (Loss) Income	(956)	4,156

Net Loss (Income) Attributable to Non-controlling Interests	115	(2,373)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(841)	$1,783

(Loss) Income from continuing operations per share (Note 6)
Basic	(0.29)	0.72
Diluted	(0.29)	0.72

Income from discontinued operations per share (Note 6)
Basic	—	0.07
Diluted	—	0.07

(Loss) Income per share (Note 6)
Basic	(0.29)	0.79
Diluted	(0.29)	0.79

Weighted Average Shares Outstanding:
Basic	2,882	2,253
Diluted	2,882	2,257

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended June 30,
	2020	2019

Net (loss) income	$(956)	$4,156

Other comprehensive loss:

Foreign currency translation loss	(67)	(18)

Unrealized loss on interest rate swaps, net of tax of $7 and $52 respectively	(26)	(176)

Total Other Comprehensive Loss	(93)	(194)

Total Comprehensive (Loss) Income	(1,049)	3,962

Comprehensive Loss (Income) Attributable to Non-controlling Interests	115	(2,386)

Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(934)	$1,576

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares number)	June 30, 2020	March 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7,095	$5,952
Marketable securities	2,845	1,677
Restricted cash	9,561	9,619
Restricted investments	1,042	1,085
Accounts receivable, net of allowance for doubtful accounts of $913 and $680	10,274	13,077
Income tax receivable	1,471	1,174
Inventories, net	63,879	60,623
Other current assets	7,453	5,279
Total Current Assets	103,620	98,486

Asset on lease or held for lease, net of accumulated depreciation of $6,102 and $6,526	25,325	27,945
Property and equipment, net of accumulated depreciation of $4,454 and $4,319	5,190	5,272
Right-of-use assets	7,851	8,116
Investments in securities	783	815
Equity method investments	4,650	5,208
Intangible assets, net of accumulated amortization of $2,245 and $2,380	878	749
Goodwill	4,227	4,227
Other assets	626	609
Total Assets	$153,150	$151,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	7,722	$10,864
Accrued expenses and other (Note 4)	13,995	13,024
Current portion of long-term debt	37,249	42,684
Short-term lease liability	1,192	1,174
Total Current Liabilities	60,158	67,746

Long-term debt	53,703	43,136
Deferred income tax liabilities, net	572	579
Long-term lease liability	7,241	7,473
Other non-current liabilities	1,435	1,402
Total Liabilities	123,109	120,336

Redeemable non-controlling interest	5,540	6,080

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued, 2,881,853 shares outstanding	756	756
Treasury stock, 140,892 shares at $18.58	(2,617)	(2,617)
Additional paid-in capital	3,065	2,636
Retained earnings	22,927	23,768
Accumulated other comprehensive loss	(630)	(537)
Total Air T, Inc. Stockholders' Equity	23,501	24,006
Non-controlling Interests	1,000	1,005
Total Equity	24,501	25,011
Total Liabilities and Equity	$153,150	$151,427

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(956)	$4,156
Less: Income from discontinued operations, net of income tax	—	161
Net (loss) income from continuing operations	(956)	3,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	1,947
Impairment of investment	—	815
Gain on settlement of bankruptcy	—	(4,509)
Bargain purchase acquisition gain	—	(34)
Other	369	378

Change in operating assets and liabilities:
Accounts receivable	2,570	(4,474)
Inventories	(663)	2,401
Accounts payable	(3,141)	2,537
Accrued expenses	971	3,831
Other	(3,094)	(2,045)
Net cash (used in) provided by operating activities - continuing operations	(3,335)	4,842
Net cash provided by operating activities - discontinued operations	—	546
Net cash (used in) provided by operating activities	(3,335)	5,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(482)	(27)
Sale of marketable securities	658	309
Acquisition of businesses, net of cash acquired	—	(500)
Capital expenditures related to property & equipment	(586)	(250)
Capital expenditures related to assets on lease or held for lease	(60)	(3,298)
Other	(78)	34
Net cash used in investing activities - continuing operations	(548)	(3,732)
Net cash used in investing activities - discontinued operations	—	(48)
Net cash used in investing activities	(548)	(3,780)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	8,006	24,447
Payments on lines of credit	(18,205)	(17,143)
Proceeds from term loan	9,478	—
Proceeds from Payroll Protection Program loan ("PPP loan")	8,215	—
Payments on term loan	(2,437)	(7,026)
Proceeds received from issuance of TruPs	—	2,018
Other	(17)	(288)
Net cash provided by financing activities	5,040	2,008
Effect of foreign currency exchange rates on cash and cash equivalents	(72)	3
NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,085	3,619
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,571	12,648
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$16,656	$16,267

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2019	2,022	$506	$2,866	$21,191	$(205)	$(1,000)	$23,358

Net income*	—	—	—	1,783	—	2,034	3,817

Repurchase of Common Stock	(17)	(4)	—	(122)	—	—	(126)

Stock Split	1,010	252	(252)	—	—	—	—

Issuance of Debt - Trust Preferred Securities	—	—	—	(4,000)	—	—	(4,000)

Issuance of Warrants	—	—	—	(840)	—	—	(840)

Adoption of ASC 842 - Leasing	—	—	—	(41)	—	—	(41)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(176)	—	(176)

Foreign currency translation gain (loss)	—	—	—	—	(30)	12	(18)

Adjustment to fair value of redeemable non-controlling interest	—	—	(985)	—	—	—	(985)

Balance, June 30, 2019	3,015	$754	$1,629	$17,971	$(411)	$1,046	$20,989

(in thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Share	Amount	Share	Amount
Balance, March 31, 2020	3,023	$756	$141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

Net loss*	—	—	—	—	—	(841)	—	(5)	(846)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(26)	—	(26)

Foreign currency translation loss	—	—	—	—	—	—	(67)	—	(67)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	429	—	—	—	429

Balance, June 30, 2020	3,023	756	141	(2,617)	3,065	22,927	(630)	1,000	24,501

*Excludes amount attributable to redeemable non-controlling interest in Contrail.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year.
On September 30, 2019, we completed the sale of 100% of the equity ownership in the Company's wholly-owned subsidiary, Global Aviation Services, LLC ("GAS"), which previously constituted the ground support services segment. See Note 3, Discontinued Operations. The Company's results of operations related to GAS have been reclassified as discontinued operations on a retrospective basis for all periods presented. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Certain reclassifications have been made to the prior period amounts to conform to the current presentation.
Liquidity – Contrail Aviation Support, LLC ("Contrail") is a subsidiary of the Company in the Commercial Jet Engines and Parts segment. The Contrail Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth of $15 million. As of June 30, 2020, Contrail's management believes based on forecasted results for the fiscal year ended March 31, 2021, it is probable that it will not be in compliance with the debt service coverage ratio for the quarter ended September 30, 2020. Non-compliance with a debt covenant that is not subsequently cured gives Old National Bank ("ONB") the right to declare the entire amount of Contrail’s outstanding debt at the time of non-compliance immediately due and payable and exercise its remedies with respect to the collateral that secures the debt as described in Note 11. Additionally, the Contrail Credit Agreement contains a provision whereby Contrail is required to pay down the total outstanding principal balance of the Contrail revolving credit facility to zero for at least thirty consecutive days during each fiscal year. With the next paydown requirement date on March 31, 2021, it is probable that Contrail will not be in compliance with this provision.

Contrail management is currently in discussion with ONB to obtain a waiver to its financial covenants and applicable paydown provision mentioned above, to seek to revise the financing documents and/or to secure alternative financing to avoid an event of non-compliance. With respect to alternative financing, Contrail intends to access debt financing under the Main Street Lending Program ("Main Street loan"), established by the Federal Reserve in response to economic uncertainty caused by the COVID-19 pandemic. Main Street loans are intended to provide additional credit to companies that were in sound condition prior to the onset of the

COVID-19 pandemic. While Contrail believes that they qualify under the criteria set forth under the Main Street Lending Program, there is no assurance that Contrail will obtain funding under the Main Street Lending Program or if such credit is obtained that it would be sufficient.

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

In April 2020, the Company obtained loans under the PPP, as authorized by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. The Company may apply to Minnesota Bank & Trust ("MBT") for forgiveness of the PPP Loan, however, forgiveness is not fully assured. The Company believes it is probable that the cash on hand (including that obtained from the PPP), net cash provided by operations from its remaining operating segments, together with its current revolving lines of credit, as amended or replaced, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

COVID-19 Pandemic - The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. As a result of the COVID-19 pandemic and measures taken to limit the pandemic and its impact, the Company continued to experience decreases in revenues during the month of July. The extent to which the COVID-19 pandemic continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The Company adopted this standard on April 1, 2020. As of June 30, 2020, the standard did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The Company adopted this amendment on April 1, 2020. As of June 30, 2020, the amendment did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

In October 2018, the FASB updated the Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities of the Accounting Standards Codification. The amendments in this update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall. Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted this amendment on April 1, 2020. As of June 30, 2020, the amendment did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

In December 2019, the FASB updated the Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes of the Accounting Standards Codification. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The amendments in this Update simplify the accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income), among other changes. The Company early adopted this amendment as of April 1, 2020. The amendment resulted in an immaterial impact to its condensed consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In January 2020, the FASB updated the Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Further, in accordance with the amendments in this Update, an entity may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of this ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this amendment on our contracts, hedging relationships, and other transactions affected by reference rate reform.

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

The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Product Sales
Air Cargo	$4,315	$5,414
Ground equipment sales	15,738	12,002
Commercial jet engines and parts	2,695	11,171
Printing equipment and maintenance	28	48
Corporate and other	5	—
Support Services
Air Cargo	11,850	12,894
Ground equipment sales	18	105
Commercial jet engines and parts	1,625	1,410
Printing equipment and maintenance	5	11
Corporate and other	13	41
Leasing Revenue
Air Cargo	—	—
Ground equipment sales	48	20
Commercial jet engines and parts	373	3,714
Printing equipment and maintenance	—	—
Corporate and other	34	45
Other
Air Cargo	6	12
Ground equipment sales	24	122
Commercial jet engines and parts	—	32
Printing equipment and maintenance	55	5
Corporate and other	138	142

Total	$36,970	$47,188
See Note 13 for the Company's disaggregated revenues by geographic region and Note 14 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities and the amount of outstanding April 1, 2020 contract liabilities that were recognized as revenue during the quarter June 30, 2020 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2020 Recognized as Revenue
As of June 30, 2020	1,790
As of April 1, 2020	1,853
For the quarter ended June 30, 2020		49

3.  Discontinued Operations

On September 30, 2019, the Company completed the sale of 100% of the equity ownership in GAS to PrimeFlight Aviation Services, Inc., a Delaware corporation. The agreement included a purchase price of $21.0 million as well as an earn-out provision of $4.0 million if certain performance metrics were achieved by March 31, 2020. The Company received approximately $20.5 million of total proceeds at closing after the initial net working capital adjustment, and has concluded that the performance metrics with regard to the earn-out provision have not been met. The Company recognized a pre-tax gain on the sale of GAS of approximately $10.5 million with tax impact of $2.3 million for a net of tax gain of $8.2 million during the fiscal year ended March 31, 2020. The gain is subject to change pending final transaction costs and net working capital adjustments. As of June 30, 2020, the settlement statement has not been finalized.

Summarized results of operations of GAS for the three months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Net sales	$—	$8,517
Operating Expense	—	(8,303)
Income from discontinued operations before income taxes	—	214
Income tax expense	—	(53)
Income from discontinued operations, net of tax	$—	$161

4.  Accrued Expenses

(in thousands)	June 30, 2020	March 31, 2020

Salaries, wages and related items	$3,532	$3,616
Profit sharing and bonus	2,408	3,349
Other deposits	2,009	1,722
Other	6,046	4,337
Total	$13,995	$13,024

5. Income Taxes
During the three months ended June 30, 2020, the Company recorded $0.3 million income tax benefit at an effective rate of 23.89%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.

During the three months ended June 30, 2019, the Company recorded $0.4 million income tax benefit which resulted in an effective tax rate of (10.42)%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the three months ended June 30, 2019 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the liquidation of Delphax UK and Delphax Canada as mentioned in Note 12 and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.
6. Net Earnings Per Share
Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended June 30,
	2020	2019
Net loss from continuing operations	$(956)	$3,995
Net loss (income) from continuing operations attributable to non-controlling interests	115	(2,373)
Net (loss) income from continuing operations attributable to Air T, Inc. Stockholders	$(841)	$1,622

(Loss) income from continuing operations per share:
Basic	(0.29)	0.72
Diluted	(0.29)	0.72
Antidilutive shares excluded from computation of (loss) income per share from continuing operations (in shares)	5	—

Income from discontinued operations attributable to Air T, Inc. stockholders	—	161

Income from discontinued operations per share:
Basic	—	0.07
Diluted	—	0.07

(Loss) income per share:
Basic	(0.29)	0.79
Diluted	(0.29)	0.79
Antidilutive shares excluded from computation of (loss) income per share (in shares)	5	—

Weighted Average Shares Outstanding:
Basic	2,882	2,253
Diluted	2,882	2,257

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

7. Investments in Securities

The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Those strategies may include purchasing or selling exchange-traded equity securities, options, and futures contracts, and selling certain equity securities short. All investments in marketable securities are priced using publicly quoted market prices and are considered Level 1 fair value measurements.
The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2020 and 2019, the Company had outstanding borrowings of $2.4 million and $0 under its margin account, respectively, which is reflected in accrued expenses and other on the condensed consolidated balance sheets. As of June 30, 2020 and 2019, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $3.0 million and $0, respectively, which is reflected in other current assets on the condensed consolidated balance sheets. The interest rate on margin account borrowings was 2.08% as of June 30, 2020.
As of June 30, 2020, the Company had gross unrealized gains aggregating to $0.6 million and gross unrealized losses aggregating to $0.4 million, which are included in the condensed consolidated statements of income.
8. Equity Method Investments

The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. At June 30, 2020, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 30% of Insignia's outstanding shares. For the quarter ended June 30, 2020, the Company recorded approximately $0.3 million as its share of Insignia’s net loss for the three months ended March 31, 2020 along with a basis difference adjustment of approximately $24,000. The Company's net investment basis in Insignia is $1.0 million as of June 30, 2020.
On November 8, 2019, the Company made an investment of $2.8 million to purchase a 19.90% ownership stake in Cadillac Castings, Inc. ("CCI"). The Company accounts for this investment under the equity method of accounting.

Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. For the three months ended June 30, 2020, Air T recorded loss of $0.3 million as its share of CCI's net loss for the three months ended March 31, 2020, along with a basis difference adjustment of $12,000. The Company's net investment basis in CCI is $3.1 million as of June 30, 2020.
Summarized unaudited financial information for the Company's equity method investees for the three months ended March 31, 2020 and March 31, 2019 is as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenue	$21,936	$30,337
Gross Profit	805	1,059
Operating loss	(2,378)	(2,326)
Net loss	(2,286)	(2,849)
Net loss attributable to Air T, Inc. stockholders	$(570)	$(322)

9. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Ground equipment manufacturing:
Raw materials	5,421	4,192
Work in process	1,833	2,731
Finished goods	1,897	1,725
Printing equipment and maintenance
Raw materials	468	464
Finished goods	909	910
Commercial jet engines and parts	53,936	51,084
Total inventories	$64,464	$61,106
Reserves	(585)	(483)
Total inventories, net of reserves	$63,879	$60,623

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
The components of lease cost for the quarters ended are as follows (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease cost	571	406
Short-term lease cost	62	204
Variable lease cost	75	100
Sublease income	—	—
Total lease cost	$708	$710

Amounts reported in the condensed consolidated balance sheets for leases where we are the lessee as of June 30, 2020 and March 31, 2020 were as follows (in thousands):

	June 30, 2020	March 31, 2020
Operating leases
Operating lease right-of-use assets	$7,851	$8,116
Operating lease liabilities	8,433	8,647

Weighted-average remaining lease term
Operating leases	14 years, 5 months	14 years, 4 months

Weighted-average discount rate
Operating leases	4.30%	4.50%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the quarter ended June 30, 2020 are as follows (in thousands):

Operating Leases
2021 (excluding the three months ended June 30, 2020)	1,268
2022	1,594
2023	1,412
2024	1,041
2025	748
2026	537
Thereafter	5,852
Total undiscounted lease payments	12,452
Less: Interest	(3,458)
Less: Discount	(561)
Total lease liabilities	8,433

11. Financing Arrangements
On April 10, 2020, the Company entered into a loan with MBT in a principal amount of $8.2 million pursuant to the PPP Loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (“Note”). The PPP Loan bears interest at a fixed annual rate of one percent (1%), with the first six months of interest deferred. Beginning on November 10, 2020, the Company will make seventeen (17) equal monthly installments of principal and interest payments with the final payment due on April 10, 2022. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with MBT. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Loan is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to MBT for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act. As of June 30, 2020, the Company has used the funds received from the PPP loan on eligible expenses as outlined in the CARES Act.

On June 26, 2020, the Company entered into a Second Amended and Restated Credit Agreement with MBT, together with certain related documents. Pursuant to the Amended Credit Agreement, MBT agreed to convert outstanding revolving credit advances in an amount equal to $9.5 million to a Term Loan. The new Term Loan ("Term Note E") has a maturity date of June 25, 2025. The new Term Loan, together with the existing Air T Revolving Credit Facility and other existing Term Loans are and continue to be guaranteed by certain subsidiaries of the Company and secured under the existing Security Agreement executed by the Company and the guarantors, certain real property and by certain pledged collateral accounts.

In connection with the execution and delivery of the Amended Credit Agreement, certain subsidiaries of the Company entered into new collateral account pledge agreements. In connection with the Amended Credit Agreement, MBT further agreed to reduce the interest rate floor applicable to the existing Revolving Credit Facility from 4.00% to 2.50%.

Borrowings of the Company and its subsidiaries are summarized below at June 30, 2020 and March 31, 2020, respectively. AirCo and Contrail are subsidiaries of the Company in the commercial jet engines and parts segment.

	June 30, 2020	March 31, 2020	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$—	$—	August 31, 2021	Greater of 2.5% or Prime - 1%	$17,000
Supplemental Revolver - MBT	—	9,550	June 30, 2020	Greater of 1-month LIBOR + 1.25% and 3%
Term Note A - MBT	7,500	7,750	January 1, 2028	1-month LIBOR + 2%
Term Note B - MBT	3,750	3,875	January 1, 2028	4.50%
Term Note D - MBT	1,523	1,540	January 1, 2028	1-month LIBOR + 2%
Term Note E - MBT	9,449	—	June 25, 2025	Greater of LIBOR + 1.5% or 2.5%
Debt - Trust Preferred Securities	12,877	12,877	June 7, 2049	8.00%
PPP Loan	8,215	—	April 10, 2022	1.00%
Total	43,314	35,592

AirCo Debt
Revolver - MBT	7,500	8,335	August 31, 2021	Greater of 6.5% or Prime + 2%	2,500
Total	7,500	8,335

Contrail Debt
Revolver - ONB	20,634	21,284	September 5, 2021[1]	1-month LIBOR + 3.45%	19,366
Term Loan A - ONB	5,793	6,285	January 26, 2021	1-month LIBOR + 3.75%
Term Loan E - ONB	5,746	6,320	December 1, 2022	1-month LIBOR + 3.75%
Term Loan F - ONB	8,217	8,358	May 1, 2025[2]	1-month LIBOR + 3.75%
Total	40,390	42,247

Delphax Solutions Debt
Canadian Emergency Business Account Loan	29	—	December 31, 2025	5.00%
Total	29	—

Total Debt	$91,233	$86,174

Less: Unamortized Debt Issuance Costs	$(281)	$(354)
Total Debt, net	$90,952	$85,820
At June 30, 2020, our contractual financing obligations, including payments due by period, are as follows (in thousands):
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
2 On April 17, 2020, Contrail entered into an agreement with ONB to defer monthly principal payments on Term Note F for 90 days ("the deferral period"), starting with the May 2020 payments. Further, the loan's maturity date was extended by a period of time equal to the deferral period.

Due by	Amount
June 30, 2021	$37,249
June 30, 2022	19,512
June 30, 2023	6,308
June 30, 2024	5,206
June 30, 2025	5,143
Thereafter	17,815
91,233
Less: Unamortized Debt Issuance Costs	(281)
$90,952

On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of the securities enumerated below:

•A dividend of one additional share for every two shares already held (a 50% stock dividend, or the equivalent of a 3-for-2 stock split). See Note 6.
•The Company issued and distributed to existing common shareholders, via a non-cash transaction from equity, an aggregate of 1.6 million trust preferred capital security shares ("TruPs") (aggregate $4.0 million stated value) and an aggregate of 8.4 million warrants ("Warrants") (representing warrants to purchase $21.0 million in stated value of TruPs).

Debt Preferred Securities and Warrants - On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs will be $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share.

As of June 30, 2020, 3.6 million Warrants to purchase TruPs have been exercised. As a result, the amount outstanding on the Company's Debt - Trust Preferred Securities is $12.9 million.

At June 30, 2020, the Company had 4.8 million Warrants to purchase TruPs outstanding and exercisable to purchase its TruPs at an exercise price of $2.40 per one-tenth of a share.

On June 9, 2020, the Company announced the extension of the expiration date of the Warrants. The Warrants, previously scheduled to expire on June 10, 2020, are extended and now will expire on September 8, 2020 or earlier upon redemption or liquidation.

(in thousands)	Fair Value Measurement as of June 30, 2020
Warrant liability (Level 2)	$485

As of June 30, 2020, the Warrants are recorded within "Other non-current liabilities" on our condensed consolidated balance sheets. Fair value measurement was based on market activity and trading volume as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy (Level 2 is defined as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability).
Derivatives and Hedging Activities - As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Air T Term Note A and Term Note D). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt to provide a fixed rate of 4.56% and 5.09%, respectively, on Term Notes A and D. The swaps mature in January 2028.
As of August 1, 2018, these swap contracts were designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815-30. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the condensed consolidated statement of income as interest expense in the same period in which the underlying hedge transaction affects earnings. As of June 30, 2020 and March 31, 2020, the fair value of the interest-rate swap contracts was a liability of $0.9 million, which is included within other non-current liabilities in the condensed consolidated balance sheets. During the three months ended June 30, 2020, the Company recorded a loss of approximately $26.0 thousand, net of tax, in the condensed consolidated statement of comprehensive income for changes in the fair value of the instruments.

12. Variable Interest Entities
A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 - Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its condensed consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:
•the power to direct the activities that most significantly impact the economic performance of the VIE; and
•the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.
The Company concluded that its investments in Delphax’s equity and debt, and its investment in the Delphax warrant, each constituted a variable interest. In addition, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. The Company consolidated Delphax in its condensed consolidated financial statements beginning on that date.

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
Delphax had total assets and liabilities with carrying values of $19.0 thousand and $0.5 million, as of June 30, 2020 and $11.0 thousand and $0.5 million, as of March 31, 2020.

Delphax’s components of net income (loss) are included in our condensed consolidated statements of income and comprehensive income herein. For the three months ended June 30, 2020 and June 30, 2019, Delphax did not recognize any revenue. For the three months ended June 30, 2020, Delphax recorded net loss of $16.0 thousand, broken out between an operating loss of $19.0 thousand and non-operating income of $3.0 thousand.

For the three months ended June 30, 2019, Delphax recorded net income of $6.2 million, broken out between an operating loss of $73.0 thousand and non-operating income of $6.2 million, the majority of which was the result of the gain on dissolution of entities of $4.5 million.

13. Geographical information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of June 30, 2020 and March 31, 2020 (in thousands):

	June 30, 2020	March 31, 2020
United States	$23,968	$19,086
Foreign	6,547	14,131
Total tangible long-lived assets, net	$30,515	$33,217

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent primarily engines and aircraft on lease or held for lease at June 30, 2020. The net book value located within each individual country at June 30, 2020 and March 31, 2020 is listed below (in thousands):

	June 30, 2020	March 31, 2020
Mexico	$1,857	$1,845
Netherlands	4,588	4,778
Estonia	—	7,408
Other	102	100
Total tangible long-lived assets, net	$6,547	$14,131
Total revenue, in and outside the United States is summarized in the following table for the three months ended June 30, 2020 and June 30, 2019 (in thousands):

	June 30, 2020	June 30, 2019
United States	$34,649	$37,611
Foreign	2,321	9,577
Total revenue	$36,970	$47,188

14. Segment Information
The Company has five business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment, printing equipment and maintenance and corporate and other. Segment data is summarized as follows:

	Three Months Ended June 30,
	2020	2019
Operating Revenues by Segment:
Overnight Air Cargo	$16,171	$18,320
Ground Equipment Sales:
Domestic	15,811	10,859
International	17	1,390
Total Ground Equipment Sales	15,828	12,249
Printing Equipment and Maintenance:
Domestic	7	18
International	81	46
Total Printing Equipment and Maintenance	88	64
Commercial Jet Engines and Parts:
Domestic	2,470	8,186
International	2,223	8,141
Total Commercial Jet Engines and Parts	4,693	16,327
Corporate and other	190	228
Total	$36,970	$47,188

Operating Income (Loss):
Overnight Air Cargo	$555	$17
Ground Equipment Sales	2,216	1,347
Printing Equipment and Maintenance	(223)	(382)
Commercial Jet Engines and Parts	(902)	1,888
Corporate and other	(1,912)	(1,872)
Total	$(266)	$998

Capital Expenditures:
Overnight Air Cargo	$51	$8
Ground Equipment Sales	111	10
Printing Equipment and Maintenance	—	—
Commercial Jet Engines and Parts	457	3,465
Corporate and other	27	65
Total	$646	$3,548

Depreciation and Amortization:
Overnight Air Cargo	16	$18
Ground Equipment Sales	68	46
Printing Equipment and Maintenance	2	2
Commercial Jet Engines and Parts	382	1,735
Corporate and other	141	140
Total	$609	$1,941
15. Commitments and Contingencies
Contrail entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”). The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The fair value of the redeemable non-controlling interest is $5.5 million. The change in the redemption value for the three months ended June 30, 2020 is

$0.5 million, of which $0.4 million related to the change in fair value, which is reflected on our condensed consolidated statements of equity.

16.  Subsequent Events

On August 11, 2020, AirCo 1, LLC (“AirCo 1”), a wholly-owned subsidiary of Air T Inc. and subsidiaries, and MBT, entered into Amendment No.2 to the Amended and Restated Loan Agreement (the "Second Amendment”). The Second Amendment reduces the total amount of credit available under the revolving line of credit from $10.0 million to $7.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include but are not limited to: (i) trends affecting our financial condition or results of operations; (ii) our business and growth strategies; (iii) risks related to our operating units industries and the COVID-19 pandemic; (iv) our financing plans; and (v) other risks detailed in the Company’s periodic reports filed with the Securities and Exchange Commission. The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.
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
The Company also has ownership interests in Insignia and CCI. The operations of these companies are not consolidated into the operations of the Company. See Note 8 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this report.
On September 30, 2019, we completed the sale of 100% of the equity ownership in the Company's wholly-owned subsidiary, Global Aviation Services, LLC ("GAS"), which previously constituted the ground support services segment. See Note 3, Discontinued Operations, of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this report.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income and Adjusted EBITDA.
Results of Operations
Outlook
The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses remain open. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of disruptions, and have experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Furthermore, while operating expenses at our businesses are likely to decrease, we expect that many of our businesses will generate substantially reduced operating cash flow. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially lasts even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

First Quarter Fiscal 2020 Compared to First Quarter Fiscal 2019

Consolidated revenue decreased by $10.2 million (22%) to $37.0 million for the three-month period ended June 30, 2020 compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended June 30, 2020 compared to the same quarter in the prior fiscal year:

	Three Months Ended June 30,		Change
	2020	2019
Overnight Air Cargo Segment	$16,171	$18,320	$(2,149)	(12)%
Ground Equipment Sales Segment	15,828	12,249	$3,579	29%
Commercial Jet Engines and Parts	4,693	16,327	$(11,634)	(71)%
Printing Equipment and Maintenance	88	64	$24	38%
Corporate and other	190	228	$(38)	(17)%
	$36,970	$47,188	$(10,218)	(22)%
Revenues from the air cargo segment decreased by $2.1 million (12%) compared to the first quarter of the prior fiscal year. The decrease was principally attributable to lower maintenance revenue from customers due to COVID-19.
The ground equipment sales segment contributed approximately $15.8 million and $12.2 million to the Company’s revenues for the three-month periods ended June 30, 2020 and 2019 respectively, representing a $3.6 million (29%) increase in the current quarter primarily driven by strong sales of catering trucks (compared to no catering truck sales in the prior year comparable quarter). At June 30, 2020, the ground equipment sales segment’s order backlog was $48.7 million compared to $31.8 million at June 30, 2019.
The commercial jet engines and parts segment contributed $4.7 million of revenues in the quarter ended June 30, 2020 compared to $16.3 million in the comparable prior year quarter which is a decrease of $11.6 million or 71%. The decrease is primarily attributable to the fact that all the companies within this segment had lower component sales and lease income due to the impact of COVID-19.
Following is a table detailing operating (loss) income by segment during the three months ended June 30, 2020 compared to the same quarter in the prior fiscal year:

	Three Months Ended June 30, 2020		Change
	2020	2019
Overnight Air Cargo Segment	$555	$17	$538
Ground Equipment Sales Segment	2,216	1,347	$869
Commercial Jet Engines and Parts	(902)	1,888	$(2,790)
Printing Equipment and Maintenance	(223)	(383)	$160
Corporate and other	(1,912)	(1,872)	$(40)
	(266)	998	$(1,264)
Consolidated operating loss for the quarter ended June 30, 2020 was $0.3 million, a decrease of $1.3 million from operating income of $1.0 million for the comparable quarter of the prior year.
Operating income for the air cargo segment increased by $0.5 million due primarily to more efficient labor utilization and broad-based operational improvements led by a new management team.
The ground equipment sales segment operating income increased by $0.9 million (65%) to $2.2 million. This increase was primarily attributable to the improved operating leverage achieved on the sales increase noted in the segment revenue discussion above.
Operating results of the commercial jet engines and parts segment decreased to operating loss of $0.9 million in the current-year quarter compared to an operating income of $1.9 million in the prior-year quarter. The change was primarily attributable to decreased sales at the companies within this segment as explained in the segment revenue discussion above.
Following is a table detailing non-operating (loss)/ income during the three months ended June 30, 2020 compared to the same quarter in the prior fiscal year:

	Three Months Ended June 30,		Change
	2020	2019
Other-than-temporary impairment loss on investments	$—	$(815)	$815
Interest expense and other	(1,161)	(1,024)	(137)
Gain on settlement of bankruptcy	—	4,509	(4,509)
Loss from equity method investments	(558)	(321)	(237)
Other	729	271	458
	$(990)	$2,620	$(3,610)

The Company had net non-operating loss of $1.0 million for the quarter ended June 30, 2020, a decrease of $3.6 million from $2.6 million in the prior-year quarter, principally because the prior-year quarter non-operating income included a gain on liquidation of entities of $4.5 million, offset by an impairment loss in the investment of Insignia of $0.8 million.
During the three months ended June 30, 2020, the Company recorded $0.3 million income tax benefit at an effective rate of 23.89%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the three months ended June 30, 2019, the Company recorded $0.4 million income tax benefit which resulted in an effective tax rate of (10.42)%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the three months ended June 30, 2019 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the liquidation of Delphax UK and Delphax Canada as mentioned in Note 12 and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this report and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended June 30, 2020.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are not susceptible to material seasonal trends.
Liquidity and Capital Resources
Contrail’s Credit Agreement with Old National Bank (the Contrail debt in Note 11 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this report) includes several covenants that are measured quarterly, including but not limited to a negative covenant requiring a debt service coverage ratio of 1.25. As of June 30, 2020, Contrail was in compliance with all financial covenants.
As of June 30, 2020, the Company held approximately $16.7 million in cash and cash equivalents and restricted cash, $9.6 million of which related to restricted cash collateralized for the three Opportunity Zone fund investments. The Company also held $1.0 million in restricted investments held as statutory reserve of SAIC. The Company also has approximately 2.8 million of marketable securities.
As of June 30, 2020, the Company’s working capital amounted to $43.5 million, an increase of $12.7 million compared to March 31, 2020.

We are closely monitoring the impact of the COVID-19 pandemic on our business and continue to assess the situation at our businesses and operations on a daily basis. Each of our businesses remains open for business. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we continue to experience a reduction in demand for commercial aircraft, jet engines and parts which have negatively could materially and adversely affect the financial performance and value of our inventory. All of the markets in which our businesses are located are subject to some level of restrictions on business operations. We expect that the unprecedented reduction in demand for air travel and the resulting extreme financial pressure put on commercial aviation businesses will negatively impact our condensed consolidated cash flow from operations. However, the continuing impact of COVID-19 on future quarters cannot be determined with certainty at this time. Even after travel advisories and restrictions are modified or lifted, demand for commercial aircraft, jet engines and parts may remain weak for a significant length of time as demand for travel may still remain low, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our commercial aircraft, jet engines and parts will return to pre-outbreak levels of volume and pricing.

Due to the impact of COVID-19 on its business, as of June 30, 2020, Contrail forecasted a probable non-compliance with its financial covenants for the quarter ended September 30, 2020. Non-compliance with a debt covenant that is not subsequently cured gives ONB the right to declare the amount of Contrail’s outstanding debt at the time of non-compliance immediately due and payable and exercise its remedies with respect to the collateral that secures the debt.

Contrail management is currently in discussion with ONB to obtain a waiver to its financial covenants and applicable paydown provision mentioned above, to seek to revise the financing documents and/or to secure alternative financing to avoid an event of non-compliance. With respect to alternative financing, Contrail intends to access debt financing under the Main Street Lending Program, established by the Federal Reserve in response to economic uncertainty caused by the COVID-19 pandemic. Main Street loans are intended to provide additional credit to companies that were in sound condition prior to the onset of the COVID-19 pandemic. While Contrail believes that they qualify under the criteria set forth under the Main Street Lending Program, there is no assurance that Contrail will obtain funding under the Main Street Lending Program or if such credit is obtained that it would be sufficient.

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

Cash Flows
Following is a table of changes in cash flow for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

Net Cash (Used in) Provided by Operating Activities	$(3,335)	$4,842
Net Cash Used in Investing Activities	(548)	(3,732)
Net Cash Provided by Financing Activities	5,040	2,008
Effect of foreign currency exchange rates on cash and cash equivalents	(72)	3

Net Increase in Cash and Cash Equivalents and Restricted Cash	$1,085	$3,121
Net cash used in operating activities was $3.3 million for the three-month period ended June 30, 2020 compared to the net cash provided by operating activities of $4.8 million in prior year period. Cash was used in operating activities during the three months ended June 30, 2020 because the Company had a net loss in the current-year quarter driven by lower operations due to COVID-19.
Net cash used in investing activities for the three-month period ended June 30, 2020 was $0.5 million compared to $3.7 million in prior year period. The primary driver in cash used in investing activities for the three months ended June 30, 2019 was the $3.6 million in capital expenditures which included purchase of a $3.3 million engine at Contrail.

Net cash provided by financing activities for the three-month period ended June 30, 2020 was $5.0 million compared to net cash provided by financing activities of $2.0 million in the prior year period. The cash provided by financing activities was primarily driven by higher net proceeds from lines of credit and term loans (by $4.7 million) in the three months ended June 30, 2020 compared to the prior-year quarter. This increase was partially offset by the $2.0 million of proceeds from issuance of TruPs that was received in the prior-year quarter but not in the current-year quarter.
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
Non-GAAP Financial Measures
The Company uses adjusted earnings before taxes, interest, and depreciation and amortization ("Adjusted EBITDA"), a non-GAAP financial measure as defined by the SEC, to evaluate the Company's financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.
Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0.2 million and $1.6 million for the quarters ended June 30, 2020 and 2019, respectively.
Management believes that Adjusted EBITDA is a useful measure of the Company's performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EBITDA is not intended to replace or be an alternative to operating income from continuing operations, the most directly comparable amounts reported under GAAP.
The tables below provide a reconciliation of operating income from continuing operations to Adjusted EBITDA and Adjusted EBITDA by segment for the quarters ended June 30, 2020 and 2019 (in thousands):

	6/30/2020	6/30/2019
Operating income from continuing operations	$(266)	$998
Depreciation and amortization (excluding leased engines depreciation)	353	303
Asset impairment, restructuring or impairment charges	—	7
(Gains)/Losses on disposition of assets	—	(4)
Security issuance expenses	—	235
Adjusted EBITDA	$87	$1,539

	6/30/2020	6/30/2019
Overnight Air Cargo	$570	$36
Ground Equipment Sales	2,284	1,400
Commercial Jet Engines and Parts	(775)	1,981
Printing Equipment and Maintenance	(221)	(381)
Corporate and Other	(1,771)	(1,497)
Adjusted EBITDA	$87	$1,539

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2020. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2020 Form 10-K, which could materially impact our business, financial condition or future results. Risks disclosed in our 2020 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. There have been no material changes to Part I, Item 1A. Risk Factors in our 2020 Form 10-K.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. There was no shares repurchased during the quarter ended June 30, 2020.

Item 5.  Other Events

On August 11, 2020, AirCo 1, LLC, a wholly-owned subsidiary of Air T Inc. and subsidiaries (“AirCo 1”), and MBT, entered into Amendment No.2 to the Amended and Restated Loan Agreement (the "Second Amendment”). The Second Amendment reduces the total amount of credit available under the revolving line of credit from $10.0 million to $7.5 million.

The foregoing summary of the terms of the financing documents does not purport to be complete and is qualified in its entirety by reference to the documents which are filed as Exhibits 10.2, hereto and are incorporated by reference herein.

Item 6. Exhibits
(a) Exhibits

No.	Description

10.1	Form of Air T, Inc. Promissory Note, in the principal amount of $8,215,000 in favor of Minnesota Bank & Trust, dated April 10, 2020.

10.2	Change in Terms Agreement to Amended and Restated AirCo 1 Loan Agreement

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: August 14, 2020
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer