Form 10-Q
period 2020-09-30
AIR T INC
filed 2020-11-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at October 30, 2020	2,881,853

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except (loss) income per share number)	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Overnight air cargo	$17,295	$19,745	$33,466	$38,064
Ground equipment sales	12,060	12,741	27,888	24,991
Commercial jet engines and parts	6,114	17,801	10,808	34,128
Corporate and other	135	406	414	698
	35,604	50,693	72,576	97,881

Operating Expenses:
Overnight air cargo	15,234	17,707	29,401	34,226
Ground equipment sales	9,758	10,358	21,956	20,089
Commercial jet engines and parts	4,062	11,050	6,776	19,336
General and administrative	8,424	9,409	15,974	19,120
Depreciation and amortization	1,149	1,695	1,758	3,635
Write-down on inventory	535	—	535	—
Asset impairment	129	7	129	14
(Gain)/Loss on sale of property and equipment	(3)	1	(4)	(4)
	39,288	50,227	76,525	96,416

Operating (Loss) Income from continuing operations	(3,684)	466	(3,949)	1,465

Non-operating Income (Expense):
Other-than-temporary impairment loss on investments	—	(395)	—	(1,210)
Interest expense	(1,081)	(2,047)	(2,242)	(3,071)
Gain on settlement of bankruptcy	—	18	—	4,527
Loss from equity method investments	(498)	(34)	(1,056)	(355)
Other	359	(426)	1,086	(156)
	(1,220)	(2,884)	(2,212)	(265)

(Loss) Income from continuing operations before income taxes	(4,904)	(2,418)	(6,161)	1,200

Income Taxes Benefit	(1,547)	(296)	(1,847)	(668)

Net (Loss) Income from continuing operations	(3,357)	(2,122)	(4,314)	1,868

Loss from discontinued operations, net of tax	—	(235)	—	(70)
Gain on sale of discontinued operations, net of tax	4	8,359	4	8,359

Net (Loss) Income	(3,353)	6,002	(4,310)	10,157

Net Loss (Income) Attributable to Non-controlling Interests	$433	$(287)	$549	$(2,660)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(2,920)	$5,715	$(3,761)	$7,497

Loss from continuing operations per share (Note 6)
Basic	$(1.01)	$(0.80)	$(1.31)	$(0.30)
Diluted	$(1.01)	$(0.80)	$(1.31)	$(0.30)

Income from discontinued operations per share (Note 6)
Basic	$—	$2.69	$—	$3.14
Diluted	$—	$2.68	$—	$3.13

(Loss) Income per share (Note 6)
Basic	$(1.01)	$1.89	$(1.31)	$2.84
Diluted	$(1.01)	$1.88	$(1.31)	$2.83

Weighted Average Shares Outstanding:
Basic	2,882	3,025	2,882	2,641
Diluted	2,882	3,029	2,882	2,645

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net (Loss) Income	$(3,353)	$6,002	$(4,310)	$10,157
Foreign currency translation (loss) gain	(68)	41	(135)	23
Unrealized gain (loss) on interest rate swaps, net of tax	55	(88)	29	(264)
Reclassification of interest rate swaps into earnings	(16)	—	(16)	—
Total Other Comprehensive Loss	(29)	(47)	(122)	(241)
Total Comprehensive (Loss) Income	(3,382)	5,955	(4,432)	9,916
Comprehensive Loss (Income) Attributable to Non-controlling Interests	433	(290)	549	(2,675)
Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(2,949)	$5,665	$(3,883)	$7,241
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30, 2020	March 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,253	$5,952
Marketable securities	2,158	1,677
Restricted cash	8,616	9,619
Restricted investments	991	1,085
Accounts receivable, net of allowance for doubtful accounts of $1,250 and $680	10,302	13,077
Income tax receivable	3,237	1,174
Inventories, net	70,965	60,623
Other current assets	4,778	5,279
Total Current Assets	105,300	98,486

Assets on lease or held for lease, net of accumulated depreciation of $3,319 and $6,526	18,064	27,945
Property and equipment, net of accumulated depreciation of $4,631 and $4,319	6,095	5,272
Right-of-use assets	8,097	8,116
Equity method investments	3,945	5,208
Goodwill	4,227	4,227
Other assets	2,673	2,173
Total Assets	$148,401	$151,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,134	10,864
Accrued expenses and other (Note 4)	12,294	13,024
Current portion of long-term debt	46,363	42,684
Short-term lease liability	1,325	1,174
Total Current Liabilities	69,116	67,746

Long-term debt	44,250	43,136
Deferred income tax liabilities, net	588	579
Long-term lease liability	7,397	7,473
Other non-current liabilities	1,380	1,402
Total Liabilities	122,731	120,336

Redeemable non-controlling interest	5,000	6,080

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued, 2,881,853 shares outstanding	756	756
Treasury stock, 140,892 shares at $18.58	(2,617)	(2,617)
Additional paid-in capital	2,175	2,636
Retained earnings	20,007	23,768
Accumulated other comprehensive loss	(643)	(537)
Total Air T, Inc. Stockholders' Equity	19,678	24,006
Non-controlling Interests	992	1,005
Total Equity	20,670	25,011
Total Liabilities and Equity	$148,401	$151,427

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(4,310)	$10,157
Loss from discontinued operations, net of income tax	—	70
Gain on sale of discontinued operations, net of income tax	(4)	(8,359)
Net (loss) income from continuing operations	(4,314)	1,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,758	3,648
Impairment of investment	—	1,210
Gain on settlement of bankruptcy	—	(4,527)
Other	1,741	(1,785)
Change in operating assets and liabilities:
Accounts receivable	2,202	(7,331)
Inventories	(1,942)	5,891
Accounts payable	(1,730)	3,188
Accrued expenses	(730)	739
Other	(2,611)	(3,392)
Net cash used in operating activities - continuing operations	(5,626)	(491)
Net cash provided by operating activities - discontinued operations	4	1,094
Net cash (used in) provided by operating activities	(5,622)	603
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(659)	(187)
Acquisition of businesses, net of cash acquired	—	(500)
Capital expenditures related to property & equipment	(1,708)	(575)
Capital expenditures related to assets on lease or held for lease	(85)	(17,614)
Other	1,837	346
Net cash used in investing activities - continuing operations	(615)	(18,530)
Net cash provided by investing activities - discontinued operations	—	20,463
Net cash (used in) provided by investing activities	(615)	1,933
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	14,130	48,267
Payments on lines of credit	(22,257)	(35,324)
Proceeds from term loan	9,479	13,001
Payments on term loan	(4,875)	(17,900)
Proceeds from Payroll Protection Program loan ("PPP loan")	8,215	—
Proceeds received from issuance of Trust Preferred Securities ("TruPS")	—	5,407
Other	(1,030)	(1,124)
Net cash provided by financing activities - continuing operations	3,662	12,327
Effect of foreign currency exchange rates on cash and cash equivalents	(127)	26
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,702)	14,889
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,571	12,647
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$12,869	$27,536
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2019	2,022	$506	$2,866	$21,191	$(205)	$(1,000)	$23,358

Net income*	—	—	—	1,782	—	2,034	3,816

Repurchase of Common Stock	(17)	(4)	—	(122)	—	—	(126)

Stock Split	1,010	252	(252)	—	—	—	—

Issuance of Debt - Trust Preferred Securities	—	—	—	(4,000)	—	—	(4,000)

Issuance of Warrants	—	—	—	(840)	—	—	(840)

Adoption of ASC - Leasing	—	—	—	(41)	—	—	(41)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(176)	—	(176)

Foreign currency translation (loss) gain	—	—	—	—	(30)	12	(18)

Adjustment to fair value of redeemable non-controlling interests	—	—	(985)	—	—	—	(985)

Balance, June 30, 2019	3,015	$754	$1,629	$17,970	$(411)	$1,046	$20,988

Net income (loss)*	—	—	—	5,715	—	(17)	5,698

Repurchase of Common Stock	8	2	—	(75)	—	—	(73)

Foreign currency translation gain	—	—	—	—	38	3	41

Adjustment to fair value of redeemable non-controlling interest	—	—	781	—	—	—	781

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(88)	—	(88)

Balance, September 30, 2019	3,023	$756	$2,410	$23,610	$(461)	$1,032	$27,347

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, Balance, March 31, 2020	3,023	$756	$141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

Net loss*	—	—	—	—	—	(841)	—	(5)	(846)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(26)	—	(26)

Foreign currency translation (loss)	—	—	—	—	—	—	(67)	—	(67)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	429	—	—	—	429

Balance, June 30, 2020	3,023	756	141	(2,617)	3,065	22,927	(630)	1,000	24,501

Net loss*	—	—	—	—	—	(2,920)	—	(8)	(2,928)

Foreign currency translation (loss)	—	—	—	—	—	—	(68)	—	(68)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	(890)	—	—	—	(890)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	55	—	55

Balance, September 30, 2020	3,023	$756	$141	$(2,617)	$2,175	$20,007	$(643)	$992	$20,670

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to the prior period amounts to conform to the current presentation.
Discontinued Operations
On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended September 30, 2020 and 2019. Refer to Footnote 3 - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Liquidity
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
On September 25, 2020, Contrail entered into a Third Amendment to Supplement #2 to Master Loan Agreement dated June 24, 2019 with Old National Bank ("ONB"). The material changes within the Third Amendment are: (a) to extend the date for compliance with the provision where Contrail is required to pay down the total outstanding principal balance of its revolver to zero for at least thirty consecutive days to September 5, 2021; and (b) to extend the date for compliance with the required quarterly debt service coverage ratio covenant such that Contrail shall commence compliance with the covenant commencing on March 31, 2022 and on the last day of each fiscal quarter thereafter.

In addition, the Third Amendment adds an event of default to the Master Loan Agreement if Contrail does not consummate an approximate $43.6 million loan transaction under the Main Street Priority Loan Facility Program established by the U.S. Federal Reserve ("Fed") by December 31, 2020. As of the issuance date of this report, the loan transaction has been finalized with ONB, however, the financing is in escrow pending final approval from the Fed. As the Fed's approval has not yet been granted as of the issuance date of this report, no assurance can be given at this time that this financing will be completed and funded.

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

AirCo 1, LLC ("AirCo 1") is a wholly-owned subsidiary of AirCo, LLC, which is a wholly-owned subsidiary of Stratus Aero Partners LLC, which is a wholly-owned subsidiary of the Company in the Commercial Jet Engines and Parts segment. The revolving lines of credit at both Air T and AirCo 1 with Minnesota Bank & Trust ("MBT") have a due date or expire within the next twelve months. We are currently seeking to refinance these obligations prior to August 31, 2021; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance these obligations, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

With respect to alternative financing, AirCo 1 also intends to access debt financing under the Main Street Priority Loan Facility Program, established by the Federal Reserve in response to economic uncertainty caused by the COVID-19 pandemic. Main Street loans are intended to provide additional credit to companies that were in sound condition prior to the onset of the COVID-19 pandemic. While AirCo 1 believes that they qualify under the criteria set forth under the Main Street Priority Loan Facility Program, there is no assurance that AirCo 1 will obtain funding under the Main Street Priority Loan Facility Program or if such credit is obtained that it would be sufficient.

The obligation of AirCo 1 under the AirCo 1 Credit Agreement with MBT is not guaranteed by the Company. The Company is not liable for any other assets or liabilities of AirCo 1 and there are no cross-default provisions with respect to AirCo 1’s debt in any of the Company’s debt agreements with MBT. If AirCo 1 were to cease operations, the Company believes it, along with the rest of its businesses, will continue to operate, given that AirCo 1's obligation is not guaranteed by the Company.

In April 2020, the Company obtained loans under the PPP, as authorized by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. The Company will apply to MBT for forgiveness of the PPP Loan, however, forgiveness is not fully assured. The Company believes it is probable that the cash on hand (including that obtained from the PPP), net cash provided by operations from its remaining operating segments, together with its current revolving lines of credit, as amended or replaced, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. Even though the Company undertook measures to attempt to limit the effect of the pandemic and its impact on the Company, the Company continued to experience a decrease in revenues during the second fiscal quarter and the month of October. The extent to which the COVID-19 pandemic continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Financial Instruments Designated for Trading
Except for short sales of equity securities, the Company accounts for all other financial instruments (including derivative instruments) designated for trading in accordance with ASC 815. All changes in the fair value of the financial instruments designed for trading are recognized in earnings as they occur. Further, all gains and losses on derivative instruments designated for trading are presented net on the condensed consolidated Statements of Income (Loss). The fair value of derivative instruments designated for trading in a gain position are recorded in Other Current Assets and the fair value of derivative instruments designed for trading in a loss position are recorded in Accrued Expenses and Other on the condensed consolidated Balance Sheets.

The Company accounts for short sales of equity securities in accordance with ASC 942 and ASC 860. The obligations incurred in short sales are reported in Accrued Expenses and Other on the condensed consolidated Balance Sheets. They are subsequently measured at fair value through the income statement at each reporting date with gains and losses on securities. Interest on the short positions are accrued periodically and reported as interest expense. The market value of the Company’s equity securities and cash held by the broker are used as collateral against any outstanding margin account borrowings for purposes of short selling equities. This collateral is recorded in Other Current Assets on the condensed consolidated Balance Sheets.

The Company reports all cash receipts and payments resulting from the purchases and sales of securities, loans, and other assets that are acquired specifically for resale as operating cash flows.
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The Company adopted this standard on April 1, 2020. As of September 30, 2020, the standard did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The Company adopted this amendment on April 1, 2020. As of September 30, 2020, the amendment did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

In October 2018, the FASB updated the Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities of the Accounting Standards Codification. The amendments in this update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall. Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted this amendment on April 1, 2020. As of September 30, 2020, the amendment did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

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

The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Product Sales
Air Cargo	$5,728	$6,680	$10,043	$12,094
Ground equipment sales	11,833	12,489	27,571	24,492
Commercial jet engines and parts	4,283	13,218	6,979	24,388
Corporate and other	—	20	33	68
Support Services
Air Cargo	11,558	13,033	23,408	25,927
Ground equipment sales	67	105	84	210
Commercial jet engines and parts	956	1,597	2,580	3,007
Corporate and other	6	217	24	269
Leasing Revenue
Air Cargo	—	—	—	—
Ground equipment sales	23	33	71	53
Commercial jet engines and parts	791	2,941	1,164	6,655
Corporate and other	107	36	142	81
Other
Air Cargo	9	32	15	43
Ground equipment sales	137	114	162	236
Commercial jet engines and parts	84	45	85	78
Corporate and other	22	133	215	280

Total	$35,604	$50,693	$72,576	$97,881

See Note 12 for the Company's disaggregated revenues by geographic region and Note 13 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2020 and September 30, 2020 and the amount of contract liabilities that were recognized as revenue during the six-month period ended September 30, 2020 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2020 Recognized as Revenue
As of September 30, 2020	$1,480
As of April 1, 2020	1,853
For the six months ended September 30, 2020		619

3.    Discontinued Operations

On September 30, 2019, the Company completed the sale of 100% of the equity ownership in the Company’s wholly-owned subsidiary, Global Aviation Services, LLC ("GAS") to PrimeFlight Aviation Services, Inc., a Delaware corporation. The agreement included a purchase price of $21 million as well as an earn-out provision of $4 million if certain performance metrics were achieved by March 31, 2020. Those metrics were not achieved per the final settlement statement received during the three-months ended September 30, 2020. The Company received approximately $20.5 million of total proceeds at closing after the initial net working capital adjustment. The Company recognized a pre-tax gain on the sale of GAS of approximately $10.8 million with tax impact of $2.4 million for a net of tax gain of $8.4 million in the second quarter of 2019.

Summarized results of operations of GAS for the three and six months ended September 30, 2020 and 2019 through the date of disposition are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales	$—	$8,120	$—	$16,637
Operating Income (Expense)	4	(9,015)	4	(17,319)
Gain/(Loss) from discontinued operations before income taxes	4	(895)	4	(682)
Income tax expense (benefit)	—	(660)	—	(612)
Gain/(Loss) from discontinued operations, net of tax	$4	$(235)	$4	$(70)

4.     Accrued Expenses

(in thousands)	September 30, 2020	March 31, 2020

Salaries, wages and related items	$4,804	$3,616
Profit sharing and bonus	2,447	3,349
Other	5,043	6,059
Total	$12,294	$13,024

5.    Income Taxes

During the three-month period ended September 30, 2020, the Company recorded $1.5 million in income tax benefit at an effective tax rate ("ETR") of 31.5%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the three-month period ended September 30, 2019, the Company recorded $0.3 million in income tax benefit at an ETR of 12.2%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2019 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for foreign derived intangible income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.

During the six-month period ended September 30, 2020, the Company recorded $1.8 million in income tax benefit at an ETR of 30.0%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the six-month period ended September 30, 2019, the Company recorded $0.7 million in income tax benefit which resulted in an effective tax rate of (55.6)%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the six-month period ended September 30, 2019 were related to the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for foreign derived intangible income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income from continuing operations	$(3,357)	$(2,122)	$(4,314)	$1,868
Net loss (income) from continuing operations attributable to non-controlling interests	433	(287)	549	(2,660)
Net loss from continuing operations attributable to Air T, Inc. Stockholders	(2,924)	(2,409)	(3,765)	(792)
Loss from continuing operations per share:
Basic	$(1.01)	$(0.80)	$(1.31)	$(0.30)
Diluted	$(1.01)	$(0.80)	$(1.31)	$(0.30)
Antidilutive shares excluded from computation of loss per share from continuing operations	5	4	5	4

Loss from discontinued operations, net of tax	—	(235)	—	(70)
Gain on sale of discontinued operations, net of tax	4	8,359	4	8,359
Income from discontinued operations attributable to Air T, Inc. stockholders	4	8,124	4	8,289

Income from discontinued operations per share:
Basic	$—	$2.69	$—	$3.14
Diluted	$—	$2.68	$—	$3.13

(Loss) Income per share:
Basic	$(1.01)	$1.89	$(1.31)	$2.84
Diluted	$(1.01)	$1.88	$(1.31)	$2.83
Antidilutive shares excluded from computation of loss per share	5	—	5	—

Weighted Average Shares Outstanding:
Basic	2,882	3,025	2,882	2,641
Diluted	2,882	3,029	2,882	2,645

On June 10, 2019, the Company effected a three-for-two stock split of its common stock in the form of a 50% stock dividend to stockholders of record as of June 4, 2019. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly-issued shares was recorded with the offset to additional paid-in capital.

With respect to our September 30, 2020 Quarterly Report on Form 10-Q, the effect of the stock split was recognized retroactively in the stockholders’ equity accounts in the condensed consolidated Balance Sheets, and in all share data in the condensed consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7.    Investments in Securities and Derivative Instruments
As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Air T Term Note A and Term Note D). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt to provide a fixed rate of 4.56% and 5.09%, respectively, on Term Notes A and D. The swaps mature in January 2028. As of August 1, 2018, these swap contracts are designated as effective cash flow hedging instruments in accordance with ASC 815. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the consolidated statement of income as interest expense in the same period in which the underlying hedged transaction affects earnings. The interest rate swaps are considered Level 2 fair value measurements. As of September 30, 2020 and March 31, 2020, the fair value of the interest-rate swap contracts was a liability of $0.9 million, which is included within other non-current liabilities in the condensed consolidated balance sheets. During the three and six months ended September 30, 2020, the Company recorded a gain of approximately $55.0 thousand and $29.0 thousand, net of tax, in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the three months ended September 30, 2020, related to these derivative instruments, the Company had a gross gain aggregating to $0.4 million and a gross loss aggregating to $0.1 million. During the six months ended September 30, 2020, related to these derivative instruments, the Company had a gross gain aggregating to $0.7 million and a gross loss aggregating to $0.1 million.
The following table presents these derivative instruments at fair value in the condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020 (in thousands):

(In thousands)	September 30, 2020	March 31, 2020
Assets:
Exchange-traded options & futures
Other current assets	$100	$6
Total assets	100	6
Liabilities:
Exchange-traded options & futures
Accrued Expenses and other	71	36
Total liabilities	$71	$36

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets. During the three months ended September 30, 2020, the Company had a gross unrealized gain aggregating to $0.1 million and a gross unrealized loss aggregating to $0.3 million. During the six months ended September 30, 2020, the Company had a gross unrealized gain aggregating to $0.7 million and a gross unrealized loss aggregating to $0.7 million. These unrealized gains and losses are included in Other Income (Loss) on the condensed consolidated Statement of Income.

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2020 and 2019, the Company had outstanding borrowings of $0.6 million and $18.1 thousand under its margin account, respectively, which is reflected in accrued expenses and other on the condensed consolidated balance sheets. As of September 30, 2020 and 2019, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $0.7 million and $0.2 million, respectively, which is reflected in other current assets on the condensed consolidated balance sheets. The interest rate on margin account borrowings was 5.5% as of September 30, 2020.

8.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of September 30, 2020, the Company held approximately 3.5 million shares of Insignia’s common stock representing approximately 29% of the outstanding shares. The Company recorded approximately $0.5 million and $0.8 million as its share of Insignia’s net loss for the three and six months ended June 30, 2020 along with a basis difference adjustment of approximately $24.0 thousand and $48.0 thousand, respectively. The Company's net investment basis in Insignia is $0.5 million as of September 30, 2020.
On November 8, 2019, the Company made an investment of $2.8 million to purchase a 19.90% ownership stake in Cadillac Casting, Inc. ("CCI"), subsequently reduced to a 18.98% ownership stake as of September 30, 2020. The Company accounts for this investment under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded a loss of $30.4 thousand and $0.3 million as its share of CCI's net loss for the three and six months ended June 30, 2020, along with a basis difference adjustment of $12.5 thousand and $24.9 thousand, respectively. The Company's net investment basis in CCI is $2.9 million as of September 30, 2020.
Summarized unaudited financial information for the Company's equity method investees for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$12,138	$29,885	$34,074	$60,222
Gross Profit	1,161	2,558	1,966	3,617
Operating loss	(1,814)	(1,045)	(4,192)	(3,371)
Net loss	(1,925)	(1,122)	(4,211)	(3,971)
Net loss attributable to Air T, Inc. stockholders	$(542)	$(166)	$(1,112)	$(488)

9.    Inventories
Inventories consisted of the following (in thousands):

	September 30, 2020	March 31, 2020
Ground equipment manufacturing:
Raw materials	$5,628	$4,192
Work in process	3,933	2,731
Finished goods	3,007	1,725
Corporate and Other:
Raw materials	565	464
Finished goods	891	910
Commercial jet engines and parts	57,811	51,084
Total inventories	$71,835	$61,106
Reserves	(870)	(483)
Total inventories, net of reserves	$70,965	$60,623

A write-down of $0.5 million was recorded on the inventories of the commercial jet engines and parts segment during the three months ended September 30, 2020 due to a management decision to monetize two engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds. As of September 30, 2020, included within total inventories was $9.5 million in remaining carrying values of these two engines which matches the estimated proceeds on sale.

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
The components of lease cost for the three and six months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$481	$514	$1,052	$920
Short-term lease cost	139	50	201	255
Variable lease cost	216	71	291	207
Sublease income	—	—	—	—
Total lease cost	$836	$635	$1,544	$1,382

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the quarter ended September 30, 2020 and March 31, 2020 were as follows (in thousands):

	September 30, 2020	March 31, 2020
Operating leases
Operating lease right-of-use assets	$8,097	$8,116
Operating lease liabilities	8,722	8,647

Weighted-average remaining lease term	13 years, 9 months	14 years, 4 months
Operating leases

Weighted-average discount rate	4.4%	4.5%
Operating leases
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the quarter ended September 30, 2020 are as follows (in thousands):

Operating Leases
2021 (excluding the six months ended September 30, 2020)	$879
2022	1,619
2023	1,440
2024	1,071
2025	746
2026	537
Thereafter	5,850
Total undiscounted lease payments	$12,142
Less: Interest	(2,877)
Less: Discount	(543)
Total lease liabilities	$8,722

11.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below (in thousands) at September 30, 2020 and March 31, 2020, respectively.
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

The PPP Loan is unsecured and guaranteed by the United States Small Business Administration. The Company will apply to MBT for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act. The PPP Loan bears interest at a fixed annual rate of one percent (1%). Once the forgiveness determination is made, the Company will be required to make repayments plus interest on any unforgiven amount. As of September 30, 2020, the Company has used the funds received from the PPP loan on eligible expenses as outlined in the CARES Act.
On September 25, 2020, Contrail entered into a Third Amendment to Supplement #2 to Master Loan Agreement dated June 24, 2019 with ONB. The material changes within the Third Amendment are: (a) to extend the date for compliance with the provision where Contrail is required to pay down the total outstanding principal balance of its revolver to zero for at least thirty consecutive days to September 5, 2021; and (b) to extend the date for compliance with the required quarterly debt service coverage ratio covenant such that Contrail shall commence compliance with the covenant commencing on March 31, 2022 and on the last day of each fiscal quarter thereafter.

In addition, the Third Amendment adds an event of default to the Master Loan Agreement if Contrail does not consummate the $43.6 million loan transaction under the Main Street Priority Loan Facility Program established by the Fed by December 31, 2020. As of the issuance date of this report, the loan transaction has been finalized with ONB, however, the financing is in escrow pending final approval from the Fed. As the Fed's approval has not yet been granted as of the issuance date of this report, no assurance can be given at this time that this financing will be completed and funded.

(In Thousands)	September 30, 2020	March 31, 2020	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MB&T	$942	$—	August 31, 2021	Greater of 2.5% or Prime - 1%	$16,058
Supplemental Revolver- MBT	—	9,550	June 30, 2020	Greater of 1-month LIBOR + 1.25% and 3%
Term Note A - MB&T	7,250	7,750	January 1, 2028	1-month LIBOR + 2%
Term Note B - MB&T	3,625	3,875	January 1, 2028	4.50%
Term Note D - MB&T	1,506	1,540	January 1, 2028	1-month LIBOR + 2%
Term Note E - MBT	8,451	—	June 25, 2025	Greater of LIBOR + 1.5% or 2.5%
Debt - Trust Preferred Securities	12,877	12,877	June 7, 2049	8.00%
PPP Loan	8,215	—	April 10, 2022	1.00%
Total	42,866	35,592

AirCo 1 Debt
Revolver - MB&T	7,500	8,335	August 31, 2021	Greater of 6.50% or Prime + 2%	—
Total	7,500	8,335

Contrail Debt
Revolver - ONB	21,764	21,284	September 5, 2021	1-month LIBOR + 3.45%	18,236
Term Loan A - ONB	5,602	6,285	January 26, 2021	1-month LIBOR + 3.75%
Term Loan E - ONB	5,171	6,320	December 1, 2022	1-month LIBOR + 3.75%
Term Loan F - ONB	7,933	8,358	May 1, 2025	1-month LIBOR + 3.75%
Total	40,470	42,247

Delphax Solutions Debt
Canadian Emergency Business Account Loan	30	—	December 31, 2025	5.00%
Total	30	—

Total Debt	90,866	86,174

Less: Unamortized Debt Issuance Costs	(253)	(354)
Total Debt, net	$90,613	$85,820

At September 30, 2020, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
September 30, 2021	$46,363
September 30, 2022	8,791
September 30, 2023	3,842
September 30, 2024	3,267
September 30, 2025	11,152
Thereafter	17,451
90,866
Less: Unamortized Debt Issuance Costs	(253)
$90,613

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

On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs will be $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share. As of September 30, 2020, 3.6 million Warrants have been exercised. As a result, the amount outstanding on the Company's Debt - Trust Preferred Securities is $12.9 million as of September 30, 2020.

At September 30, 2020, the Company had Warrants outstanding and exercisable to purchase 4.8 million shares of its TruPs at an exercise price of $2.40 per per one-tenth of a share. On September 2, 2020, the Company announced the extension of the expiration date of the Warrants. The Warrants, previously scheduled to expire on September 8, 2020, are extended and now will expire on January 15, 2021 or earlier upon redemption or liquidation.

Fair Value Measurement as of September 30, 2020
Warrant liability (Level 2)	$485

As of September 30, 2020, the Warrants are recorded within "Other non-current liabilities" on our condensed consolidated balance sheets. Fair value measurement was based on market activity and trading volume as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy (Level 2 is defined as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability).

12.    Geographical information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of September 30, 2020 and March 31, 2020 (in thousands):

	September 30, 2020	March 31, 2020
United States	$11,215	$19,086
Foreign	12,944	14,131
Total tangible long-lived assets, net	$24,159	$33,217

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at September 30, 2020. The net book value located within each individual country at September 30, 2020 and March 31, 2020 is listed below (in thousands):

	September 30, 2020	March 31, 2020
Spain	$10,363	$—
Netherlands	2,574	4,778
Estonia	—	7,408
Mexico	—	1,845
Other	7	100
Total tangible long-lived assets, net	$12,944	$14,131

Total revenue from continuing operations, in and outside the United States is summarized in the following table for the six months ended September 30, 2020 and September 30, 2019 (in thousands):

	September 30, 2020	September 30, 2019
United States	$67,163	$75,891
Foreign	5,413	21,990
Total revenue	$72,576	$97,881

13.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues by Segment:
Overnight Air Cargo	$17,295	$19,745	$33,466	$38,064
Ground Equipment Sales:
Domestic	10,996	12,102	26,807	22,961
International	1,064	639	1,081	2,030
Total Ground Equipment Sales	12,060	12,741	27,888	24,991
Commercial Jet Engines and Parts:
Domestic	4,155	6,102	6,625	14,288
International	1,959	11,699	4,183	19,840
Total Commercial Jet Engines and Parts	6,114	17,801	10,808	34,128
Corporate and other:
Domestic	67	332	264	556
International	68	74	150	142
Total Corporate and other	135	406	414	698
Total	$35,604	$50,693	$72,576	$97,881

Operating Income (Loss):
Overnight Air Cargo	573	254	1,127	271
Ground Equipment Sales	924	1,221	3,140	2,568
Commercial Jet Engines and Parts	(2,275)	1,083	(3,177)	2,971
Corporate and other	(2,906)	(2,092)	(5,039)	(4,345)
Total	$(3,684)	$466	$(3,949)	$1,465

Capital Expenditures:
Overnight Air Cargo	93	26	144	56
Ground Equipment Sales	—	286	111	10
Commercial Jet Engines and Parts	1,054	16,005	1,510	17,656
Corporate and other	—	51	28	72
Total	$1,147	$16,368	$1,793	$17,794

Depreciation and Amortization:
Overnight Air Cargo	19	19	35	37
Ground Equipment Sales	46	57	114	102
Commercial Jet Engines and Parts	978	1,457	1,360	3,192
Corporate and other	106	162	249	304
Total	$1,149	$1,695	$1,758	$3,635

14. Variable Interest Entities

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

The Company concluded that its investments in Delphax’s equity and debt, and its investment in the Delphax warrant, each constituted a variable interest. In addition, the Company concluded that it became the primary beneficiary of Delphax on November 24, 2015. The Company consolidated Delphax in its condensed consolidated financial statements beginning on that date. Delphax is included within our Corporate and other segment.

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

Delphax had total assets and liabilities with carrying values of $9.6 thousand and 0.5 million, as of September 30, 2020 and $11.0 thousand and $0.5 million, as of March 31, 2020.

Delphax’s components of net income (loss) are included in our condensed consolidated statements of income and comprehensive income herein. For the six months ended September 30, 2020 and September 30, 2019, Delphax did not recognize any revenue. For the six months ended September 30, 2020, Delphax recorded net loss of $32.0 thousand, broken out between an operating loss of $38.0 thousand and non-operating income of $6.0 thousand. For the six months ended September 30, 2019, Delphax recorded net income of $6.1 million, broken out between an operating loss of $125.0 thousand and non-operating income of $6.2 million, the majority of which was the result of the gain on dissolution of entities of $4.5 million.

15.    Commitments and Contingencies
Contrail Aviation entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options (“Put/Call Option”). The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The fair value of the redeemable non-controlling interest is $5.0 million as of September 30, 2020. The net change in the redemption value compared to March 31, 2020 is a decrease of $1.1 million, of which $0.5 million was related to the net change in fair value during the six months ended September 30, 2020, which is reflected on our condensed consolidated statements of equity.

16.     Subsequent Events
Management performs an evaluation of events that occur after the balance sheet date but before condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power and compound the growth in its free cash flow per share over time.
We currently operate in four industry segments:
•Overnight air cargo, which operates in the air express delivery services industry;
•Ground equipment sales, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and,
•Corporate and other, which acts as the capital allocator and resource for other consolidated businesses. Further, Corporate and other also comprises of insignificant businesses that do not pertain to other reportable segments.
On September 30, 2019, we completed the sale of 100% of the equity ownership in the Company's wholly-owned subsidiary, Global Aviation Services, LLC.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income and Adjusted EBITDA.
Results of Operations

Outlook
The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses remain open. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of disruptions, and have experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Furthermore, while operating expenses at our businesses have decreased, we expect that many of our businesses will generate substantially reduced operating cash flows. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially lasts even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

Second Quarter Fiscal 2020 Compared to Second Quarter Fiscal 2019
Consolidated revenue decreased by $15.1 million or 30% to $35.6 million for the three-month period ended September 30, 2020 compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended September 30, 2020 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2020	2019
Overnight Air Cargo	$17,295	$19,745	$(2,450)	(12)%
Ground Equipment Sales	12,060	12,741	(681)	(5)%
Commercial Jet Engines and Parts	6,114	17,801	(11,687)	(66)%
Corporate and Other	135	406	(271)	(67)%
	$35,604	$50,693	$(15,089)	(30)%

Revenues from the air cargo segment for the three-month period ended September 30, 2020 decreased by $2.5 million (12%) compared to the second quarter of the prior fiscal year. The decrease was principally attributable to lower maintenance revenue as a result of fewer operating aircraft due to COVID-19.
The ground equipment sales segment contributed approximately $12.1 million and $12.7 million to the Company’s revenues for the three-month periods ended September 30, 2020 and 2019 respectively, representing a $0.7 million (5%) decrease in the current quarter. The decrease was primarily driven by lower sales in commercial ultimate deicers due to COVID-19. At September 30, 2020, the ground equipment sales segment’s order backlog was $36.8 million compared to $36.2 million at September 30, 2019.
The commercial jet engines and parts segment contributed $6.1 million of revenues in the quarter ended September 30, 2020 compared to $17.8 million in the comparable prior year quarter which is a decrease of $11.7 million (66%). The decrease is primarily attributable to the fact that all the companies within this segment had lower engine and component sales and lease income due to the impact of COVID-19.

Following is a table detailing operating income (loss) by segment during the three months ended September 30, 2020 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30, 2020		Change
	2020	2019
Overnight Air Cargo	$573	$254	$319
Ground Equipment Sales	924	1,221	(297)
Commercial Jet Engines and Parts	(2,275)	1,083	(3,358)
Corporate and Other	(2,906)	(2,092)	(814)
	$(3,684)	$466	$(4,150)

Consolidated operating loss for the quarter ended September 30, 2020 was $3.7 million, a decrease of $4.2 million from operating income of $0.5 million in the comparable quarter of the prior year.
Operating income for the air cargo segment for the quarter ended September 30, 2020 increased by $0.3 million versus the comparable quarter of the prior year due primarily to more efficient labor utilization and broad-based operational improvements led by a new management team offset by impacts of COVID-19 on demand.
The ground equipment sales segment operating income for the quarter ended September 30, 2020 decreased by $0.3 million from the prior year comparable quarter to $0.9 million. This decrease was primarily attributable to the decreased sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated an operating loss of $2.3 million in the current-year quarter compared to an operating income of $1.1 million in the prior-year quarter. The change was primarily attributable to the decreased aircraft engines and component sales as well as lease income due to COVID-19 at the companies within this segment as explained in the segment revenue discussion above.
Following is a table detailing non-operating income (loss) during the three months ended September 30, 2020 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2020	2019
Other-than-temporary impairment loss on investments	$—	$(395)	$395
Interest expense	(1,081)	(2,047)	966
Gain on settlement of bankruptcy	—	18	(18)
Loss from equity method investments	(498)	(34)	(464)
Other	359	(426)	785
	$(1,220)	$(2,884)	$1,664
The Company had a net non-operating loss of $1.2 million for the quarter ended September 30, 2020, a decrease of $1.7 million from $2.9 million in the prior-year quarter, principally due to an impairment loss in the investment of Insignia of $0.4 million in the prior-

year quarter and a realized gain on sales of securities of $0.5 million in the current-year quarter compared to none in the prior-year quarter.
During the three-month period ended September 30, 2020, the Company recorded $1.5 million in income tax benefit at an effective tax rate ("ETR") of 31.5%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the three-month period ended September 30, 2019, the Company recorded $0.3 million in income tax benefit at an ETR of 12.2%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2019 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for foreign derived intangible income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.

First Six Months of Fiscal 2020 Compared to First Six Months of Fiscal 2019
Following is a table detailing revenue by segment (in thousands):

	Six Months Ended September 30,		Change
	2020	2019

Overnight Air Cargo	$33,466	$38,064	$(4,598)	(12)%
Ground Equipment Sales	27,888	24,991	2,897	12%
Commercial Jet Engines and Parts	10,808	34,128	(23,320)	(68)%
Corporate and Other	414	698	(284)	(41)%
	$72,576	$97,881	$(25,305)	(26)%

Revenues from the air cargo segment for the six months ended September 30, 2020 decreased by $4.6 million (12%) compared to the six months ended September 30, 2019. The decrease was principally attributable to lower maintenance revenue as a result of fewer operating aircraft due to COVID-19.
The ground equipment sales segment contributed approximately $27.9 million and $25.0 million to the Company’s revenues for the six-month periods ended September 30, 2020 and 2019 respectively, representing a $2.9 million (12%) increase in the current six-month period. The increase was driven by strong sales of catering trucks during Q1 2021.
The commercial jet engines and parts segment contributed $10.8 million of revenues in the six months ended September 30, 2020 compared to $34.1 million in the comparable prior year six months. The decrease is primarily attributable to the fact that all the companies within this segment had lower aircraft engines and component sales and lease income due to the impact of COVID-19.

Following is a table detailing operating income (loss) by segment during the six months ended September 30, 2020 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2020	2019

Overnight Air Cargo	$1,127	$271	$856
Ground Equipment Sales	3,140	2,568	572
Commercial Jet Engines and Parts	(3,177)	2,971	(6,148)
Corporate and Other	(5,039)	(4,345)	(694)
	$(3,949)	$1,465	$(5,414)

Consolidated operating loss for the six months ended September 30, 2020 was $3.9 million compared to an operating income of $1.5 million for the comparable six months of the prior year.
Operating income for the air cargo segment for the six months ended September 30, 2020 increased by $0.9 million versus the prior year comparable period due primarily to more efficient labor utilization and broad-based operational improvements led by a new management team.
The ground equipment sales segment operating income increased by $0.6 million to $3.1 million in the six-month period ended September 30, 2020 versus the prior year comparable period. This increase was primarily attributable to the improved operating leverage achieved on the Q1 2021 sales increase noted above.
The commercial jet engines and parts segment generated an operating loss of $3.2 million in the current-year six month period compared to an operating income of $3.0 million in the prior-year six-month period. The change was primarily attributable to the decreased aircraft engines and component sales as well as lease income due to COVID-19 at the companies within this segment as explained in the segment revenue discussion above.
Following is a table detailing non-operating income (loss) during the six months ended September 30, 2020 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2020	2019
Other-than-temporary impairment loss on investments	$—	$(1,210)	$1,210
Interest expense	(2,242)	(3,071)	829
Gain on settlement of bankruptcy	—	4,527	(4,527)
Loss from equity method investments	(1,056)	(355)	(701)
Other	1,086	(156)	1,242
	$(2,212)	$(265)	$(1,947)
The Company had a net non-operating loss of $2.2 million for the six months ended September 30, 2020, an increase of $1.9 million from net non-operating loss of $0.3 million in the prior-year six-month period. This increase was principally due to the prior-year's gain on settlement of bankruptcy proceedings related to Dephax Canada and UK of $4.5 million that did not recur in the current-year. This increase was offset by the prior-year's impairment loss on the investment of Insignia of $1.2 million as well as an increase of $1.2 million in other income, driven by $1 million of investment income and realized gain on sale of securities in the current-year compared to a loss of $0.2 million in the prior-year.
During the six-month period ended September 30, 2020, the Company recorded $1.8 million in income tax benefit at an ETR of 30.0%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC. During the six-month period ended September 30, 2019, the Company recorded $0.7 million in income tax benefit which resulted in an effective tax rate of (55.6)%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the six-month period ended September 30, 2019 were related to the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary under Section 831(b), the estimated deduction for foreign derived intangible income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended September 30, 2020.

Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.

Liquidity and Capital Resources
As of September 30, 2020, the Company held approximately $12.9 million in cash and cash equivalents and restricted cash, $8.5 million of which related to restricted cash collateralized for the three Opportunity Zone fund investments. The Company also held $1.0 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $6.1 million of marketable securities and an aggregate of $34.3 million in available funds under its lines of credit as of September 30, 2020.
As of September 30, 2020, the Company’s working capital amounted to $36.2 million, an increase of $5.4 million compared to March 31, 2020.

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
On September 25, 2020, Contrail entered into a Third Amendment to Supplement #2 to Master Loan Agreement dated June 24, 2019 with ONB. The material changes within the Third Amendment are: (a) to extend the date for compliance with the provision where Contrail is required to pay down the total outstanding principal balance of its revolver to zero for at least thirty consecutive days to September 5, 2021; and (b) to extend the date for compliance with the required quarterly debt service coverage ratio covenant such that Contrail shall commence compliance with the covenant commencing on March 31, 2022 and on the last day of each fiscal quarter thereafter.

In addition, the Third Amendment adds an event of default to the Master Loan Agreement if Contrail does not consummate the $43.6 million loan transaction under the Main Street Priority Loan Facility Program established by the Fed by December 31, 2020. As of the issuance date of this report, the loan transaction has been finalized with ONB, however, the financing is in escrow pending final approval from the Fed. As the Fed's approval has not yet been granted as of the issuance date of this report, no assurance can be given at this time that this financing will be completed and funded.

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

The revolving lines of credit at both Air T and AirCo 1 with MBT have a due date or expire within the next twelve months. We are currently seeking to refinance these obligations prior to August 31, 2021; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance these obligations, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

With respect to alternative financing, AirCo 1 also intends to access debt financing under the Main Street Priority Loan Facility Program, established by the Federal Reserve in response to economic uncertainty caused by the COVID-19 pandemic. Main Street loans are intended to provide additional credit to companies that were in sound condition prior to the onset of the COVID-19 pandemic. While AirCo 1 believes that they qualify under the criteria set forth under the Main Street Priority Loan Facility Program, there is no assurance that AirCo 1 will obtain funding under the Main Street Priority Loan Facility Program or if such credit is obtained that it would be sufficient.

The obligation of AirCo 1 under the AirCo Credit Agreement with MBT is not guaranteed by the Company. The Company is not liable for any other assets or liabilities of AirCo and there are no cross-default provisions with respect to AirCo 1’s debt in any of the Company’s debt agreements with MBT. If AirCo 1 were to cease operations, the Company believes it, along with the rest of its businesses, will continue to operate, given that AirCo 1's obligation is not guaranteed by the Company.

In April 2020, the Company obtained loans under the PPP, as authorized by the CARES Act, of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. The Company will apply to MBT for forgiveness of the PPP Loan, however, forgiveness is not fully assured. The Company believes it is probable that the cash on hand (including that obtained from the PPP), net cash provided by operations from its remaining operating segments, together with its current revolving lines of credit, as amended or replaced, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
Cash Flows
Following is a table of changes in cash flow for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019

Net Cash (Used in) Provided by Operating Activities	(5,622)	603
Net Cash (Used in) Provided by Investing Activities	(615)	1,933
Net Cash Provided by Financing Activities	3,662	12,327
Effect of foreign currency exchange rates on cash and cash equivalents	(127)	26

Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(2,702)	14,889
Net cash used in operating activities was $5.6 million for the six-month period ended September 30, 2020 compared to the net cash provided by operating activities of $0.6 million in prior year six-month period. Cash was used in operating activities during the six months ended September 30, 2020 because the Company had a net loss in the current-year period driven by reduced operations due to COVID-19.
Net cash used in investing activities for the six-month period ended September 30, 2020 was $0.6 million compared to net cash provided by investing activities of $1.9 million in the prior-year period. The primary driver in generating cash from investing activities in the prior-year period was cash provided by the sale of GAS.
Net cash provided by financing activities for the six-month period ended September 30, 2020 was $3.7 million compared to net cash provided by financing activities of $12.3 million in the prior-year period. The decrease was primarily driven by lower net cash proceeds from lines of credit and term loans, in addition to having no cash proceeds in the current-year period from the issuance of TruPs (as compared to receiving $5.4 million in the prior-year period).
Impact of Inflation
The Company believes that inflation has not had a material effect on its operations, because increased costs to date have generally been passed on to customers. Under the terms of its overnight air cargo business contracts the major cost components of this business’ operations, consist principally of fuel, and certain other direct operating costs, and certain maintenance costs that are reimbursed by its customer. Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0.8 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense for leased engines totaled $1.1 million and $3.0 million for the six months ended September 30, 2020 and 2019, respectively.

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

The tables below provide a reconciliation of operating income from continuing operations to Adjusted EBITDA and Adjusted EBITDA by segment for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three months ended		Six months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Operating income from continuing operations	$(3,684)	$466	$(3,949)	$1,465
Depreciation and amortization (excluding leased engines depreciation)	305	344	658	647
Asset impairment, restructuring or impairment charges	664	402	664	409
(Gains)/Losses on disposition of assets	(3)	1	(4)	(3)
Security issuance expenses	—	34	—	269
Adjusted EBITDA	$(2,718)	$1,247	$(2,631)	$2,787

Included in the asset impairment, restructuring or impairment charges for the three and six months ended September 30, 2020 was a write-down of $0.5 million on the commercial jet engines and parts segment's inventories due to a management decision to monetize two engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds.

	Three months ended		Six months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Overnight Air Cargo	$596	$273	$1,166	$309
Ground Equipment Sales	970	1,285	3,254	2,685
Commercial Jet Engines and Parts	(1,614)	1,190	(2,390)	3,171
Corporate and Other	(2,670)	(1,501)	(4,661)	(3,378)
Adjusted EBITDA	$(2,718)	$1,247	$(2,631)	$2,787

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to various risks, including interest rate risk. As interest rates are projected to increase and can be volatile, the Company has designated a risk management policy which provides for the use of derivative instruments to provide protection against rising interest rates on variable rate debt.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2020. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(a)None.
(b)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased during the quarter ended September 30, 2020.

Item 5.    Other information

(a) Other Information

N/A.

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Form of Third Amendment to Supplement #2 to Master Loan Agreement with Exhibit A, dated September 25, 2020 by and between Contrail Aviation Support, LLC and Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020) (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 12, 2020
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer