Form 10-Q
period 2020-12-31
AIR T INC
filed 2021-02-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2020
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☒                    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at January 29, 2021	2,881,853

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except (loss) income per share number)	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating Revenues:
Overnight air cargo	$16,322	$18,706	$49,789	$56,771
Ground equipment sales	20,769	15,949	48,656	40,939
Commercial jet engines and parts	18,078	38,536	28,886	72,665
Corporate and other	650	109	1,063	806
	55,819	73,300	128,394	171,181

Operating Expenses:
Overnight air cargo	14,505	16,806	43,906	51,031
Ground equipment sales	14,966	12,960	36,923	33,049
Commercial jet engines and parts	16,086	29,308	22,861	48,644
General and administrative	8,303	9,550	24,276	28,670
Depreciation and amortization	886	975	2,644	4,610
Write-down on inventory	—	—	535	—
Asset impairment	—	4	129	18
Loss (Gain) on sale of property and equipment	5	(23)	1	(26)
	54,751	69,580	131,275	165,996

Operating Income (Loss) from continuing operations	1,068	3,720	(2,881)	5,185

Non-operating Income (Expense):
Other-than-temporary impairment loss on investments	—	(1,095)	—	(2,305)
Interest expense	(1,172)	(1,227)	(3,413)	(4,298)
Gain on settlement of bankruptcy	—	—	—	4,527
Gain (Loss) from equity method investments	510	(282)	(546)	(636)
Other	1,039	81	2,125	(75)
	377	(2,523)	(1,834)	(2,787)

Income (Loss) from continuing operations before income taxes	1,445	1,197	(4,715)	2,398

Income Taxes (Benefit) Expense	(318)	616	(2,165)	(52)

Net Income (Loss) from continuing operations	1,763	581	(2,550)	2,450

Loss from discontinued operations, net of tax	—	—	—	(70)
(Loss) Gain on sale of discontinued operations, net of tax	—	(222)	4	8,137

Net Income (Loss)	1,763	359	(2,546)	10,517

Net Loss (Income) Attributable to Non-controlling Interests	$335	$(789)	$884	$(3,449)

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$2,098	$(430)	$(1,662)	$7,068

Income (Loss) from continuing operations per share (Note 6)
Basic	$0.73	$(0.07)	$(0.58)	$(0.36)
Diluted	$0.73	$(0.07)	$(0.58)	$(0.36)

(Loss) Income from discontinued operations per share (Note 6)
Basic	$—	$(0.07)	$—	$2.93
Diluted	$—	$(0.07)	$—	$2.93

Income (Loss) per share (Note 6)
Basic	$0.73	$(0.14)	$(0.58)	$2.57
Diluted	$0.73	$(0.14)	$(0.58)	$2.57

Weighted Average Shares Outstanding:
Basic	2,882	2,973	2,882	2,752
Diluted	2,887	2,973	2,882	2,756

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In Thousands)	2020	2019	2020	2019
Net Income (Loss)	$1,763	$359	$(2,546)	$10,517
Foreign currency translation loss	(22)	(53)	(157)	(29)
Unrealized gain (loss) on interest rate swaps, net of tax	71	94	100	(170)
Reclassification of interest rate swaps into earnings	(1)	—	(17)	—
Total Other Comprehensive Income (Loss)	48	41	(74)	(199)
Total Comprehensive Income (Loss)	1,811	400	(2,620)	10,318
Comprehensive Loss (Income) Attributable to Non-controlling Interests	335	(789)	884	(3,464)
Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$2,146	$(389)	$(1,736)	$6,854
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2020	March 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$43,352	$5,952
Marketable securities	2,234	1,677
Restricted cash	5,473	9,619
Restricted investments	736	1,085
Accounts receivable, net of allowance for doubtful accounts of $1,093 and $680	19,448	13,077
Income tax receivable	3,451	1,174
Inventories, net	67,671	60,623
Other current assets	5,344	5,279
Total Current Assets	147,709	98,486

Assets on lease or held for lease, net of accumulated depreciation of $1,295 and $6,526	10,225	27,945
Property and equipment, net of accumulated depreciation of $4,785 and $4,319	7,588	5,272
Right-of-use assets	7,895	8,116
Equity method investments	4,443	5,208
Goodwill	4,227	4,227
Other assets	3,151	2,173
Total Assets	$185,238	$151,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,950	10,864
Accrued expenses and other (Note 4)	11,968	13,024
Current portion of long-term debt	42,388	42,684
Short-term lease liability	1,357	1,174
Total Current Liabilities	63,663	67,746

Long-term debt	85,019	43,136
Deferred income tax liabilities, net	609	579
Long-term lease liability	7,176	7,473
Other non-current liabilities	1,289	1,402
Total Liabilities	157,756	120,336

Redeemable non-controlling interest	5,554	6,080

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued, 2,881,853 shares outstanding	756	756
Treasury stock, 140,892 shares at $18.58	(2,617)	(2,617)
Additional paid-in capital	1,287	2,636
Retained earnings	22,105	23,768
Accumulated other comprehensive loss	(594)	(537)
Total Air T, Inc. Stockholders' Equity	20,937	24,006
Non-controlling Interests	991	1,005
Total Equity	21,928	25,011
Total Liabilities and Equity	$185,238	$151,427

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,546)	$10,517
Loss from discontinued operations, net of income tax	—	70
Gain on sale of discontinued operations, net of income tax	(4)	(8,137)
Net (loss) income from continuing operations	(2,550)	2,450
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,644	4,640
Impairment of investment	—	2,305
Profit from sale of assets on lease	(26)	(3,846)
Gain on settlement of bankruptcy	—	(4,527)
Other	694	726
Change in operating assets and liabilities:
Accounts receivable	(6,784)	(4,708)
Inventories	6,118	(7,866)
Accounts payable	(2,913)	1,753
Accrued expenses	(1,056)	1,106
Other	(2,788)	(2,925)
Net cash used in operating activities - continuing operations	(6,661)	(10,892)
Net cash provided by operating activities - discontinued operations	4	1,201
Net cash used in operating activities	(6,657)	(9,691)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(659)	(1,103)
Sale of marketable securities	2,445	631
Proceeds from sale of assets on lease	1,900	16,956
Acquisition of businesses, net of cash acquired	—	(500)
Investment in unconsolidated entities	—	(2,811)
Capital expenditures related to property & equipment	(3,415)	(1,017)
Capital expenditures related to assets on lease or held for lease	(124)	(39,885)
Other	(455)	157
Net cash used in investing activities - continuing operations	(308)	(27,572)
Net cash provided by investing activities - discontinued operations	—	20,174
Net cash used in investing activities	(308)	(7,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	47,886	133,068
Payments on lines of credit	(54,738)	(100,884)
Proceeds from term loan	59,277	27,449
Payments on term loan	(18,176)	(36,187)
Proceeds from Payroll Protection Program loan ("PPP loan")	8,215	—
Proceeds received from issuance of Trust Preferred Securities ("TruPs")	1	6,041
Other	(2,082)	(3,323)
Net cash provided by financing activities - continuing operations	40,383	26,164
Effect of foreign currency exchange rates on cash and cash equivalents	(164)	(10)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	33,254	9,065
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,571	12,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$48,825	$21,605
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2019	2,022	$506	—	$—	$2,866	$21,191	$(205)	$(1,000)	$23,358

Net income*	—	—	—	—	—	1,782	—	2,034	3,816

Repurchase of Common Stock	(17)	(4)	—	—	—	(122)	—	—	(126)

Stock Split	1,010	252	—	—	(252)	—	—	—	—

Issuance of Debt - Trust Preferred Securities	—	—	—	—	—	(4,000)	—	—	(4,000)

Issuance of Warrants	—	—	—	—	—	(840)	—	—	(840)

Adoption of ASC - Leasing	—	—	—	—	—	(41)	—	—	(41)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(176)	—	(176)

Foreign currency translation (loss) gain	—	—	—	—	—	—	(30)	12	(18)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(985)	—	—	—	(985)

Balance, June 30, 2019	3,015	$754	$—	$—	$1,629	$17,970	$(411)	$1,046	$20,988

Net income (loss)*	—	—	—	—	—	5,715	—	(17)	5,698

Repurchase of Common Stock	8	2	—	—	—	(75)	—	—	(73)

Foreign currency translation gain	—	—	—	—	—	—	38	3	41

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	781	—	—	—	781

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(88)	—	(88)

Balance, September 30, 2019	3,023	$756	$—	$—	$2,410	$23,610	$(461)	$1,032	$27,347

Net loss*	—	—	—	—	—	(430)	—	(19)	(449)

Repurchase of Common Stock	—	—	110	(2,157)	—	—	—	—	(2,157)

Foreign currency translation loss	—	—	—	—	—	—	(53)	—	(53)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	(1,381)	—	—	—	(1,381)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	94	—	94

Balance, December 31, 2019	3,023	$756	$110	$(2,157)	$1,029	$23,180	$(420)	$1,013	$23,401

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, Balance, March 31, 2020	3,023	$756	$141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

Net loss*	—	—	—	—	—	(841)	—	(5)	(846)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(26)	—	(26)

Foreign currency translation (loss)	—	—	—	—	—	—	(67)	—	(67)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	429	—	—	—	429

Balance, June 30, 2020	3,023	756	141	(2,617)	3,065	22,927	(630)	1,000	24,501

Net loss*	—	—	—	—	—	(2,920)	—	(8)	(2,928)

Foreign currency translation (loss)	—	—	—	—	—	—	(68)	—	(68)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	(890)	—	—	—	(890)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	55	—	55

Balance, September 30, 2020	3,023	756	141	(2,617)	2,175	20,007	(643)	992	20,670

Net income (loss)*	—	—	—	—	—	2,098	—	(1)	2,097

Foreign currency translation (loss)	—	—	—	—	—	—	(22)	—	(22)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	(888)	—	—	—	(888)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	71	—	71

Balance, December 31, 2020	3,023	$756	$141	$(2,617)	$1,287	$22,105	$(594)	$991	$21,928

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. The results of operations for the period ended December 31, 2020 are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to the prior period amounts to conform to the current presentation.
Discontinued Operations
On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended December 31, 2020 and 2019. Refer to Footnote 3 - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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

On November 24, 2020, Contrail and ONB entered into Supplement #8 to Master Loan Agreement and related documentation for a loan in the aggregate amount of $43.6 million (the “Contrail Main Street Loan”) for which ONB served as lender pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve (the "Fed"). The Contrail Main Street Loan was approved by the Fed and completed by December 8, 2020. The loan proceeds are to be used as working capital to support the operations of Contrail in the ordinary course of business, which includes the acquisition from time to time of aircraft and engines. The proceeds will also be used to pay down the Contrail Revolver. The indebtedness incurred is subject to the terms and provisions of the Master Loan Agreement.

The principal terms of the Contrail Main Street Loan ("Term Note G") are: (a) interest on the loan accrues at a floating rate of LIBOR plus 3.00% and interest is payable commencing November 24, 2021; (b) 15% principal payments plus 15% of the amount of capitalized interest are due on November 24, 2023 and 2024, with the remainder due on the loan maturity date – November 24, 2025; (c) the loan is not guaranteed; and, (d) a 2% origination fee was paid on funding of the loan. The loan contains affirmative covenants as to cash flow coverage and tangible net worth. The terms of the loan provide for customary events of default, including, among others, those relating to a failure to make payment, breaches of representations and covenants, and the occurrence of certain events. The loan is secured by a security interest in the assets of Contrail.

AirCo 1, LLC ("AirCo 1") is a wholly-owned subsidiary of AirCo, LLC, which is a wholly-owned subsidiary of Stratus Aero Partners LLC, which is a wholly-owned subsidiary of the Company in the Commercial Jet Engines and Parts segment. On December 11, 2020, AirCo 1 and Park State Bank (“PSB”), entered into a loan in the aggregate amount of $6.2 million (the “AirCo 1 Main Street Loan”) for which PSB served as lender pursuant to the Main Street Priority Loan Facility as established by the Fed. The AirCo 1 Main Street Loan was approved by the Fed and completed by December 22, 2020. The loan proceeds were used to pay off the AirCo 1 revolving line of credit with Minnesota Bank & Trust ("MBT").

The principal terms of the AirCo 1 Main Street Loan ("Term Loan - PSB") are: (a) interest on the loan accrues at a floating rate of LIBOR plus 3.00% and interest is payable commencing December 11, 2021; (b) 15% principal payments (including any capitalized interest accrued thereon) are due on December 11, 2023, and 2024, with the remainder due on the loan maturity date – December 11, 2025; (c) the loan is not guaranteed; and, (d) a 2% origination fee was paid on funding of the loan. The loan contains an affirmative covenant relating to collateral valuation. The terms of the loan provide for customary events of default, including, among others, those relating to a failure to make payment, breaches of representations and covenants, and the occurrence of certain events. The loan is secured by a security interest in the assets of AirCo 1 and a pledge of AirCo’s membership interest in AirCo 1.

The revolving line of credit at Air T with MBT has a due date or expires within the next twelve months. We are currently seeking to refinance this obligation prior to August 31, 2021; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

In April 2020, the Company obtained loans under the PPP, as authorized by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. The Company will apply to MBT for forgiveness of the PPP Loan, however, forgiveness is not fully assured. The Company believes it is probable that the cash on hand (including that obtained from the PPP), net cash provided by operations from its remaining operating segments, together with its current revolving lines of credit, as amended or replaced and other recent financings, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. Even though the Company undertook measures to attempt to limit the effect of the pandemic and its impact on the Company, the Company continued to experience a decrease in revenues during the third fiscal quarter and the month of January. The extent to which the COVID-19 pandemic continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the effectiveness and rollout of vaccines and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The Company adopted this standard on April 1, 2020. As of December 31, 2020, the standard did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The Company adopted this amendment on April 1, 2020. As of December 31, 2020, the amendment did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

In October 2018, the FASB updated the Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities of the Accounting Standards Codification. The amendments in this update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall. Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted this amendment on April 1, 2020. As of December 31, 2020, the amendment did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

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

2.    Revenue Recognition
Substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less. As a result, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations.
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

For repair-type services, the Company records revenue over-time based on an input method of costs incurred to total estimated costs. The Company believes this is appropriate as the Company is performing labor hours and installing parts to enhance an asset that the customer controls. The vast majority of repair-services are short term in nature and are typically billed upon completion of the service.

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

The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Product Sales
Air Cargo	$4,970	$6,014	$15,013	$18,108
Ground equipment sales	20,365	15,640	47,935	40,132
Commercial jet engines and parts	16,471	35,463	23,450	59,851
Corporate and other	73	3	106	72
Support Services
Air Cargo	11,342	12,644	34,751	38,572
Ground equipment sales	109	161	193	370
Commercial jet engines and parts	1,191	797	3,771	3,804
Corporate and other	47	116	72	383
Leasing Revenue
Air Cargo	—	—	—	—
Ground equipment sales	39	58	110	111
Commercial jet engines and parts	373	2,245	1,537	8,901
Corporate and other	36	36	178	117
Other
Air Cargo	10	48	25	91
Ground equipment sales	256	90	418	326
Commercial jet engines and parts	43	31	128	109
Corporate and other	494	(46)	707	234

Total	$55,819	$73,300	$128,394	$171,181

See Note 12 for the Company's disaggregated revenues by geographic region and Note 13 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2020 and December 31, 2020 and the amount of contract liabilities that were recognized as revenue during the nine-month period ended December 31, 2020 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2020 Recognized as Revenue
As of December 31, 2020	$1,661
As of April 1, 2020	1,853
For the nine months ended December 31, 2020		785

3.    Discontinued Operations

On September 30, 2019, the Company completed the sale of 100% of the equity ownership in the Company’s wholly-owned subsidiary, Global Aviation Services, LLC ("GAS") to PrimeFlight Aviation Services, Inc., a Delaware corporation. The agreement included a purchase price of $21 million as well as an earn-out provision of $4 million if certain performance metrics were achieved by March 31, 2020. Those metrics were not achieved per the final settlement statement received during the second quarter ended September 30, 2020. The Company received approximately $20.5 million of total proceeds at closing after the initial net working capital adjustment. The Company recognized a pre-tax gain on the sale of GAS of approximately $10.8 million with a tax impact of $2.4 million for a net of tax gain of $8.4 million in the second quarter of 2019.

Summarized results of operations of GAS for the three and nine months ended December 31, 2020 and 2019 through the date of disposition are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales	$—	$—	$—	$16,637
Operating Income (Expense)	—	—	4	(17,319)
Gain/(Loss) from discontinued operations before income taxes	—	—	4	(682)
Income tax benefit	—	—	—	(612)
Gain/(Loss) from discontinued operations, net of tax	$—	$—	$4	$(70)

4.     Accrued Expenses

(in thousands)	December 31, 2020	March 31, 2020

Salaries, wages and related items	$4,723	$3,616
Profit sharing and bonus	2,111	3,349
Other	5,134	6,059
Total	$11,968	$13,024

5.    Income Taxes

During the three-month period ended December 31, 2020, the Company recorded $0.3 million in income tax benefit at an effective tax rate ("ETR") of (22.0)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2020 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the three-month period ended December 31, 2019, the Company recorded $0.6 million in income tax benefit at an ETR of 51.5%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2019 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the estimated deduction for foreign derived intangible income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the nine-month period ended December 31, 2020, the Company recorded $2.2 million in income tax benefit at an ETR of 45.9%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2020 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the nine-month period ended December 31, 2019, the Company recorded $0.1 million in income tax benefit which resulted in an effective tax rate of (2.2)%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the nine-month period ended December 31, 2019 were related to the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the estimated deduction for foreign derived intangible income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income (loss) from continuing operations	$1,763	$581	$(2,550)	$2,450
Net loss (income) from continuing operations attributable to non-controlling interests	335	(789)	884	(3,449)
Net income (loss) from continuing operations attributable to Air T, Inc. Stockholders	2,098	(208)	(1,666)	(999)
Income (Loss) from continuing operations per share:
Basic	$0.73	$(0.07)	$(0.58)	$(0.36)
Diluted	$0.73	$(0.07)	$(0.58)	$(0.36)
Antidilutive shares excluded from computation of loss per share from continuing operations	—	4	5	4

Loss from discontinued operations, net of tax	—	—	—	(70)
(Loss) Gain on sale of discontinued operations, net of tax	—	(222)	4	8,137
(Loss) Income from discontinued operations attributable to Air T, Inc. stockholders	—	(222)	4	8,067

(Loss) Income from discontinued operations per share:
Basic	$—	$(0.07)	$—	$2.93
Diluted	$—	$(0.07)	$—	$2.93
Antidilutive shares excluded from computation of loss per share from discontinued operations	—	4	—	—
Income (Loss) per share:
Basic	$0.73	$(0.14)	$(0.58)	$2.57
Diluted	$0.73	$(0.14)	$(0.58)	$2.57
Antidilutive shares excluded from computation of loss per share	—	4	5	—

Weighted Average Shares Outstanding:
Basic	2,882	2,973	2,882	2,752
Diluted	2,887	2,973	2,882	2,756

On June 10, 2019, the Company effected a three-for-two stock split of its common stock in the form of a 50% stock dividend to stockholders of record as of June 4, 2019. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly-issued shares was recorded with the offset to additional paid-in capital.

With respect to our December 31, 2020 Quarterly Report on Form 10-Q, the effect of the stock split was recognized retroactively in the stockholders’ equity accounts in the condensed consolidated Balance Sheets, and in all share data in the condensed consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7.    Investments in Securities and Derivative Instruments
As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Air T Term Note A and Term Note D). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt to provide a fixed rate of 4.56% and 5.09%, respectively, on Term Notes A and D. The swaps mature in January 2028. As of August 1, 2018, these swap contracts are designated as effective cash flow hedging instruments in accordance with ASC 815. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the condensed consolidated statement of income as interest expense in the same period in which the underlying hedged transaction affects earnings. The interest rate swaps are considered Level 2 fair value measurements. As of December 31, 2020 and March 31, 2020, the fair value of the interest-rate swap contracts was a liability of $0.8 million and $0.9 million, respectively, which is included within other non-current liabilities in the condensed consolidated balance sheets. During the three and nine months ended December 31, 2020, the Company recorded a gain of approximately $71.0 thousand and $0.1 million, net of tax, in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the three months ended December 31, 2020, related to these derivative instruments, the Company had a gross gain aggregating to $0.1 million and a gross loss aggregating to $1.6 thousand, respectively. During the nine months ended December 31, 2020, related to these derivative instruments, the Company had a gross gain aggregating to $0.8 million and a gross loss aggregating to $23.7 thousand, respectively.
The following table presents these derivative instruments at fair value in the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020 (in thousands):

(In thousands)	December 31, 2020	March 31, 2020
Assets:
Exchange-traded options & futures
Other current assets	$76	$6
Total assets	76	6
Liabilities:
Exchange-traded options & futures
Accrued Expenses and other	7	36
Total liabilities	$7	$36

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets. During the three months ended December 31, 2020, the Company had a gross unrealized gain aggregating to $0.8 million and a gross unrealized loss aggregating to $0.3 million. During the nine months ended December 31, 2020, the Company had a gross unrealized gain aggregating to $1.6 million and a gross unrealized loss aggregating to $1.1 million. These unrealized gains and losses are included in Other Income (Loss) on the condensed consolidated Statement of Income.

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2020 and 2019, the Company had outstanding borrowings of $0.7 million and $0.4 million under its margin account, respectively, which is reflected in accrued expenses and other on the condensed consolidated balance sheets. As of December 31, 2020 and 2019, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $1.3 million and $0.3 million, respectively, which is reflected in other current assets on the condensed consolidated balance sheets. The interest rate on margin account borrowings was 9.5% as of December 31, 2020.

8.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. On December 31, 2020, Insignia effected a seven-for-one reverse stock split of its outstanding common stock. As such, as of December 31, 2020, the number of Insignia's shares owned by the Company was adjusted to 0.5 million, representing approximately 28% of the outstanding shares. The Company recorded approximately $0.2 million and $1.0 million as its share of Insignia’s net loss for the three and nine months ended September 30, 2020 along with a basis difference adjustment of approximately $24.0 thousand and $72.0 thousand, respectively. The Company's net investment basis in Insignia is $0.2 million as of December 31, 2020.
On November 8, 2019, the Company made an investment of $2.8 million to purchase a 19.90% ownership stake in Cadillac Casting, Inc. ("CCI"), subsequently reduced to a 18.98% ownership stake as of September 30, 2020. The Company accounts for this investment under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded a gain of $0.6 million and $0.3 million as its share of CCI's net income for the three and nine months ended September 30, 2020, along with a basis difference adjustment of $12.0 thousand and $37.0 thousand, respectively. The Company's net investment basis in CCI is $3.5 million as of December 31, 2020.
Summarized unaudited financial information for the Company's equity method investees for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$27,327	$25,325	$61,402	$85,546
Gross Profit	3,231	1,071	5,196	4,688
Operating income (loss)	891	(2,374)	(3,496)	(5,746)
Net income (loss)	2,242	(2,556)	(2,075)	(6,528)
Net income (loss) attributable to Air T, Inc. stockholders	$355	$(285)	$(705)	$(749)

9.    Inventories
Inventories consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Ground equipment manufacturing:
Raw materials	$6,356	$4,192
Work in process	2,564	2,731
Finished goods	1,809	1,725
Corporate and Other:
Raw materials	558	464
Finished goods	890	910
Commercial jet engines and parts	56,405	51,084
Total inventories	$68,582	$61,106
Reserves	(911)	(483)
Total inventories, net of reserves	$67,671	$60,623

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
The components of lease cost for the three and nine months ended December 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost	$547	$569	$1,599	$1,489
Short-term lease cost	50	63	251	318
Variable lease cost	241	97	532	304
Total lease cost	$838	$729	$2,382	$2,111

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the quarter ended December 31, 2020 and March 31, 2020 were as follows (in thousands):

	December 31, 2020	March 31, 2020
Operating leases
Operating lease right-of-use assets	$7,895	$8,116
Operating lease liabilities	8,533	8,647

Weighted-average remaining lease term
Operating leases	13 years, 10 months	14 years, 4 months

Weighted-average discount rate
Operating leases	4.3%	4.5%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the quarter ended December 31, 2020 are as follows (in thousands):

Operating Leases
2021 (excluding the nine months ended December 31, 2020)	$444
2022	1,634
2023	1,455
2024	1,086
2025	761
2026	546
Thereafter	5,852
Total undiscounted lease payments	$11,778
Less: Interest	(2,719)
Less: Discount	(526)
Total lease liabilities	$8,533

11.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at December 31, 2020 and March 31, 2020, respectively.
On April 13, 2020, the Company entered into a loan with MBT in a principal amount of $8.2 million pursuant to a PPP Loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (“Note”). The Note provides for customary events of default including, among other things, cross-defaults on any other loan with MBT. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Loan is unsecured and guaranteed by the United States Small Business Administration ("SBA"). The Company will apply to MBT for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 13, 2020, calculated in accordance with the terms of the CARES Act. The PPP Loan bears interest at a fixed annual rate of one percent (1%). Once the forgiveness determination is made, the Company will be required to make repayments plus interest on any unforgiven amount. As of December 31, 2020, the Company has used the funds received from the PPP loan on eligible expenses as outlined in the CARES Act.
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

On November 24, 2020, Contrail and ONB entered into Supplement #8 to Master Loan Agreement and related documentation for a loan in the aggregate amount of $43.6 million for which ONB served as lender pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve. The Contrail Main Street Loan was approved by the Fed and completed by December 8, 2020. The loan proceeds are to be used as working capital to support the operations of Contrail in the ordinary course of business, which includes the acquisition from time to time of aircraft and engines. The proceeds will also be used to pay down the Contrail Revolver. The indebtedness incurred is subject to the terms and provisions of the Master Loan Agreement.

The principal terms of the Term Note G are: (a) interest on the loan accrues at a floating rate of LIBOR plus 3.00% and interest is payable commencing November 24, 2021; (b) 15% principal payments plus 15% of the amount of capitalized interest are due on November 24, 2023 and 2024, with the remainder due on the loan maturity date – November 24, 2025; (c) the loan is not guaranteed; and, (d) a 2% origination fee was paid on funding of the loan. The loan contains affirmative covenants as to cash flow coverage and tangible net worth. The terms of the loan provide for customary events of default, including, among others, those relating to a failure to make payment, breaches of representations and covenants, and the occurrence of certain events. The loan is secured by a security interest in the assets of Contrail.

On December 11, 2020, AirCo 1 and PSB entered into a loan in the aggregate amount of $6.2 million for which PSB served as lender pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve. The AirCo 1 Main Street Loan was approved by the Fed and completed by December 22, 2020. The loan proceeds were used to pay off the AirCo 1 revolving line of credit with MBT.

The principal terms of the Term Loan - PSB are: (a) interest on the loan accrues at a floating rate of LIBOR plus 3.00% and interest is payable commencing December 11, 2021; (b) 15% principal payments (including any capitalized interest accrued thereon) are due on December 11, 2023, and 2024, with the remainder due on the loan maturity date – December 11, 2025; (c) the loan is not guaranteed; and, (d) a 2% origination fee was paid on funding of the loan. The loan contains an affirmative covenant relating to collateral valuation. The terms of the loan provide for customary events of default, including, among others, those relating to a failure to make payment, breaches of representations and covenants, and the occurrence of certain events. The loan is secured by a security interest in the assets of AirCo 1 and a pledge of AirCo’s membership interest in AirCo 1.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of December 31, 2020:

(In Thousands)	December 31, 2020	March 31, 2020	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$9,074	$—	August 31, 2021	Greater of 2.5% or Prime - 1%	$7,926
Supplemental Revolver- MBT	—	9,550	June 30, 2020	Greater of 1-month LIBOR + 1.25% and 3%
Term Note A - MBT	7,000	7,750	January 1, 2028	1-month LIBOR + 2%
Term Note B - MBT	3,500	3,875	January 1, 2028	4.50%
Term Note D - MBT	1,489	1,540	January 1, 2028	1-month LIBOR + 2%
Term Note E - MBT	5,308	—	June 25, 2025	Greater of LIBOR + 1.5% or 2.5%
Debt - Trust Preferred Securities	12,878	12,877	June 7, 2049	8.00%
PPP Loan	8,215	—	December 24, 2022[1]	1.00%
Total	47,464	35,592

AirCo 1 Debt
Revolver - MBT	—	8,335	August 31, 2021[2]	Greater of 6.50% or Prime + 2%
Term Loan - PSB	6,200	—	December 11, 2025	1-month LIBOR + 3%
Total	6,200	8,335

Contrail Debt
Revolver - ONB	23,243	21,284	September 5, 2021	1-month LIBOR + 3.45%	16,757
Term Loan A - ONB	3,508	6,285	January 26, 2021	1-month LIBOR + 3.75%
Term Loan E - ONB	4,597	6,320	December 1, 2022	1-month LIBOR + 3.75%
Term Loan F - ONB	—	8,358	May 1, 2025	1-month LIBOR + 3.75%
Term Loan G - ONB	43,598	—	November 24, 2025	1-month LIBOR + 3%
Total	74,946	42,247

Delphax Solutions Debt
Canadian Emergency Business Account Loan	31	—	December 31, 2025	5.00%
Total	31	—

Total Debt	128,641	86,174

Less: Unamortized Debt Issuance Costs	(1,234)	(354)
Total Debt, net	$127,407	$85,820

1 Pursuant to The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, the SBA extended the deferral period for loan payments to either (1) the date that SBA remits the borrower’s loan forgiveness amount to MBT or (2) if Air T does not apply for loan forgiveness, 10 months after the end of Air T’s loan forgiveness covered period, calculated as 24-week period beginning on April 13, 2020. SBA does not require a formal modification to the original promissory note agreement.
2 The AirCo 1 Revolver was paid off and closed as of 12/31/2020.

At December 31, 2020, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
December 31, 2021	$42,388
December 31, 2022	9,383
December 31, 2023	9,037
December 31, 2024	9,037
December 31, 2025	41,764
Thereafter	17,032
128,641
Less: Unamortized Debt Issuance Costs	(1,234)
$127,407

On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of three securities as enumerated below:

•A dividend of one additional share for every two shares already held (a 50% stock dividend, or the equivalent of a 3-for-2 stock split). See Footnote 6 for discussion.
•The Company issued and distributed to existing common stockholders an aggregate of 1.6 million trust preferred capital security ("TruPs") shares (aggregate $4.0 million stated value) and an aggregate of 8.4 million warrants ("Warrants") (representing warrants to purchase $21.0 million in stated value of TruPs).

On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs will be $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share. As of December 31, 2020, 3.6 million Warrants have been exercised. As a result, the amount outstanding on the Company's Debt - Trust Preferred Securities is $12.9 million as of December 31, 2020.

At December 31, 2020, the Company had Warrants outstanding and exercisable to purchase 4.8 million shares of its TruPs at an exercise price of $2.40 per one-tenth of a share. On January 11, 2021, the Company announced the extension of the expiration date of the Warrants. The Warrants, previously scheduled to expire on January 15, 2021, are extended and now will expire on August 30, 2021 or earlier upon redemption or liquidation.

Fair Value Measurement as of December 31, 2020
Warrant liability (Level 2)	$485

As of December 31, 2020, the Warrants are recorded within "Other non-current liabilities" on our condensed consolidated balance sheets. Fair value measurement was based on market activity and trading volume as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy (Level 2 is defined as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability).

12.    Geographical information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of December 31, 2020 and March 31, 2020 (in thousands):

	December 31, 2020	March 31, 2020
United States	$7,727	$19,086
Foreign	10,086	14,131
Total tangible long-lived assets, net	$17,813	$33,217

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at December 31, 2020. The net book value located within each individual country at December 31, 2020 and March 31, 2020 is listed below (in thousands):

	December 31, 2020	March 31, 2020
Spain	$10,013	$—
Netherlands	—	4,778
Estonia	—	7,408
Mexico	—	1,845
Other	73	100
Total tangible long-lived assets, net	$10,086	$14,131

Total revenue from continuing operations, in and outside the United States is summarized in the following table for the nine months ended December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
United States	$113,563	$127,115
Foreign	14,831	44,066
Total revenue	$128,394	$171,181

13.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating Revenues by Segment:
Overnight Air Cargo	$16,322	$18,706	$49,789	$56,771
Ground Equipment Sales:
Domestic	13,680	13,505	40,486	36,466
International	7,089	2,444	8,170	4,473
Total Ground Equipment Sales	20,769	15,949	48,656	40,939
Commercial Jet Engines and Parts:
Domestic	15,851	19,651	22,476	33,941
International	2,227	18,885	6,410	38,724
Total Commercial Jet Engines and Parts	18,078	38,536	28,886	72,665
Corporate and other:
Domestic	548	32	811	609
International	102	77	252	197
Total Corporate and other	650	109	1,063	806
Total	$55,819	$73,300	$128,394	$171,181

Operating Income (Loss):
Overnight Air Cargo	490	638	1,617	909
Ground Equipment Sales	4,229	1,644	7,369	4,212
Commercial Jet Engines and Parts	(1,598)	3,440	(4,776)	6,411
Corporate and other	(2,053)	(2,002)	(7,091)	(6,347)
Total	$1,068	$3,720	$(2,881)	$5,185

Capital Expenditures:
Overnight Air Cargo	85	140	228	196
Ground Equipment Sales	4	834	115	844
Commercial Jet Engines and Parts	1,656	16,595	3,166	34,251
Corporate and other	2	213	30	285
Total	$1,747	$17,782	$3,539	$35,576

Depreciation and Amortization:
Overnight Air Cargo	17	18	52	55
Ground Equipment Sales	38	75	152	177
Commercial Jet Engines and Parts	754	753	2,114	3,946
Corporate and other	77	129	326	432
Total	$886	$975	$2,644	$4,610

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

Delphax had total assets and liabilities with carrying values of $9.0 thousand and $0.5 million, as of December 31, 2020 and $11.0 thousand and $0.5 million, as of March 31, 2020.

Delphax’s components of net income (loss) are included in our condensed consolidated statements of income and comprehensive income herein. For the three months ended December 31, 2020 and December 31, 2019, Delphax did not recognize any revenue, respectively. For the three months ended December 31, 2020, Delphax recorded a net loss of $8.0 thousand, broken out between an operating loss of $2.0 thousand and non-operating loss of $6.0 thousand. For the three months ended December 31, 2019, Delphax recorded net loss and operating loss of $57.0 thousand.

For the nine months ended December 31, 2020 and December 31, 2019, Delphax did not recognize any revenue, respectively. For the nine months ended December 31, 2020, Delphax recorded net loss and operating loss of $40.0 thousand. For the nine months ended December 31, 2019, Delphax recorded net income of $6.1 million, broken out between an operating loss of $0.2 million and non-operating income of $6.2 million, the majority of which was the result of the gain on dissolution of entities of $4.5 million.

15.    Commitments and Contingencies
Contrail Aviation entered into an Operating Agreement (the “Operating Agreement”) in connection with the acquisition of Contrail Aviation in 1996 providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options with the Seller of Contrail (“Put/Call Option”). The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail Aviation between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The fair value of the redeemable non-controlling interest is $5.6 million as of December 31, 2020. The change in the redemption value compared to March 31, 2020 is a net decrease of $0.5 million. The decrease was driven by $1.9 million of net loss attributable to and distributions made to the non-controlling interest as of December 31, 2020, partially offset by a $1.4 million increase related to the net change in fair value during the nine months ended December 31, 2020, which is reflected on our condensed consolidated statements of equity. The offsetting increase is primarily attributable to the value associated with Contrail's potential investment in an aircraft asset management joint venture, as announced publicly in our 8-K dated December 23, 2020.

16.     Subsequent Events
On January 11, 2021, the Company announced that the Warrants to purchase its TruPs have been extended through August 30, 2021. The Warrants were scheduled to expire on January 15, 2021.

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
Results of Operations

Outlook
The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses remain open. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of disruptions, and have experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Furthermore, while operating expenses at our businesses have decreased, we expect that many of our businesses will generate substantially reduced operating cash flows. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially lasts even longer. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

Third Quarter Fiscal 2021 Compared to Third Quarter Fiscal 2020
Consolidated revenue decreased by $17.5 million or 24% to $55.8 million for the three-month period ended December 31, 2020 compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2020 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2020	2019
Overnight Air Cargo	$16,322	$18,706	$(2,384)	(13)%
Ground Equipment Sales	20,769	15,949	4,820	30%
Commercial Jet Engines and Parts	18,078	38,536	(20,458)	(53)%
Corporate and Other	650	109	541	496%
	$55,819	$73,300	$(17,481)	(24)%

Revenues from the air cargo segment for the three-month period ended December 31, 2020 decreased by $2.4 million (13%) compared to the third quarter of the prior fiscal year. The decrease was principally attributable to lower maintenance revenue as a result of fewer operating aircraft due to COVID-19.
The ground equipment sales segment contributed approximately $20.8 million and $15.9 million to the Company’s revenues for the three-month periods ended December 31, 2020 and 2019 respectively, representing a $4.8 million (30%) increase in the current quarter. The increase was primarily driven by a higher volume of truck sales to the U.S. Air Force. At December 31, 2020, the ground equipment sales segment’s order backlog was $17.3 million compared to $29.1 million at December 31, 2019.
The commercial jet engines and parts segment contributed $18.1 million of revenues in the quarter ended December 31, 2020 compared to $38.5 million in the comparable prior year quarter which is a decrease of $20.5 million (53%). The decrease is primarily attributable to the fact that all the companies within this segment had lower engine and component sales and lease income due to the impact of COVID-19.

Following is a table detailing operating income (loss) by segment during the three months ended December 31, 2020 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31, 2020		Change
	2020	2019
Overnight Air Cargo	$490	$638	$(148)
Ground Equipment Sales	4,229	1,644	2,585
Commercial Jet Engines and Parts	(1,598)	3,440	(5,038)
Corporate and Other	(2,053)	(2,002)	(51)
	$1,068	$3,720	$(2,652)

Consolidated operating income for the quarter ended December 31, 2020 was $1.1 million, a decrease of $2.7 million from operating income of $3.7 million in the comparable quarter of the prior year.
The ground equipment sales segment operating income for the quarter ended December 31, 2020 increased by $2.6 million from the prior year comparable quarter to $4.2 million. This increase was primarily attributable to the increased sales noted in the segment revenue discussion above as well as better operating margin.
The commercial jet engines and parts segment generated an operating loss of $1.6 million in the current-year quarter compared to an operating income of $3.4 million in the prior-year quarter. The change was primarily attributable to the decreased aircraft engines and component sales as well as lease income due to COVID-19 at the companies within this segment as explained in the segment revenue discussion above.
Following is a table detailing non-operating income (loss) during the three months ended December 31, 2020 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2020	2019
Other-than-temporary impairment loss on investments	$—	$(1,095)	$1,095
Interest expense	(1,172)	(1,227)	55
Gain (Loss) from equity method investments	510	(282)	792
Other	1,039	81	958
	$377	$(2,523)	$2,900
The Company had a net non-operating income of $0.4 million for the quarter ended December 31, 2020, compared to a non-operating loss of $2.5 million in the prior-year quarter. The non-operating loss from Q3 2020 was principally driven by an impairment loss in the investment of Insignia of $1.1 million that did not recur in Q3 2021. In addition, the current year-quarter also included approximately $0.7 million of investment income compared to only $17.0 thousand in the prior year-quarter.
During the three-month period ended December 31, 2020, the Company recorded $0.3 million in income tax benefit at an effective tax rate ("ETR") of (22.0)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2020 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the three-month period ended December 31, 2019, the Company recorded $0.6 million in income tax benefit at an ETR of 51.5%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2019 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the estimated deduction for foreign derived intangible income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

First nine Months of Fiscal 2021 Compared to First nine Months of Fiscal 2020
Following is a table detailing revenue by segment (in thousands):

	Nine Months Ended December 31,		Change
	2020	2019

Overnight Air Cargo	$49,789	$56,771	$(6,982)	(12)%
Ground Equipment Sales	48,656	40,939	7,717	19%
Commercial Jet Engines and Parts	28,886	72,665	(43,779)	(60)%
Corporate and Other	1,063	806	257	32%
	$128,394	$171,181	$(42,787)	(25)%

Revenues from the air cargo segment for the nine months ended December 31, 2020 decreased by $7.0 million (12%) compared to the nine months ended December 31, 2019. The decrease was principally attributable to lower maintenance revenue as a result of fewer operating aircraft due to COVID-19.
The ground equipment sales segment contributed approximately $48.7 million and $40.9 million to the Company’s revenues for the nine-month periods ended December 31, 2020 and 2019 respectively, representing a $7.7 million (19%) increase in the current nine-month period. The increase was driven by strong sales of catering trucks during Q1 2021 and the higher volume of truck sales to the U.S. Air Force in Q3 2021.
The commercial jet engines and parts segment contributed $28.9 million of revenues in the nine months ended December 31, 2020 compared to $72.7 million in the comparable prior year nine months. The decrease is primarily attributable to the fact that all the companies within this segment had lower aircraft engines and component sales and lease income due to the impact of COVID-19 during the first three fiscal quarters in the current fiscal year.

Following is a table detailing operating income (loss) by segment during the nine months ended December 31, 2020 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2020	2019

Overnight Air Cargo	$1,617	$909	$708
Ground Equipment Sales	7,369	4,212	3,157
Commercial Jet Engines and Parts	(4,776)	6,411	(11,187)
Corporate and Other	(7,091)	(6,347)	(744)
	$(2,881)	$5,185	$(8,066)

Consolidated operating loss for the nine months ended December 31, 2020 was $2.9 million compared to an operating income of $5.2 million for the comparable nine months of the prior year.
Operating income for the air cargo segment for the nine months ended December 31, 2020 increased by $0.7 million versus the prior year comparable period due primarily to more efficient labor utilization and broad-based operational improvements led by a new management team.
The ground equipment sales segment operating income increased by $3.2 million to $7.4 million in the nine-month period ended December 31, 2020 versus the prior year comparable period. This increase was primarily attributable to the improved operating leverage achieved during the year as a result of favorable pricing and larger production runs.
The commercial jet engines and parts segment generated an operating loss of $4.8 million in the current-year nine month period compared to an operating income of $6.4 million in the prior-year nine-month period. The change was primarily attributable to the decreased aircraft engines and component sales as well as lease income due to COVID-19 at the companies within this segment as explained in the segment revenue discussion above.
Following is a table detailing non-operating income (loss) during the nine months ended December 31, 2020 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2020	2019
Other-than-temporary impairment loss on investments	$—	$(2,305)	$2,305
Interest expense	(3,413)	(4,298)	885
Gain on settlement of bankruptcy	—	4,527	(4,527)
Gain (Loss) from equity method investments	(546)	(636)	90
Other	2,125	(75)	2,200
	$(1,834)	$(2,787)	$953
The Company had a net non-operating loss of $1.8 million for the nine months ended December 31, 2020 compared to a net non-operating loss of $2.8 million in the prior-year nine-month period. The difference was principally due to the prior-year's gain on settlement of bankruptcy proceedings related to Dephax Canada and UK of $4.5 million that did not recur in the current-year. The difference was offset by the prior-year's impairment loss on the investment of Insignia of $2.3 million as well as an increase of $2.2 million in other income, driven by $1.8 million of investment income and realized gain on sale of securities in the current-year.
During the nine-month period ended December 31, 2020, the Company recorded $2.2 million in income tax benefit at an ETR of 45.9%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2020 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the nine-month period ended December 31, 2019, the Company recorded $0.1 million in income tax benefit which resulted in an effective tax rate of (2.2)%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the nine-month period ended December 31, 2019 were related to the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the estimated deduction for foreign derived intangible income, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended December 31, 2020.

Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.
Liquidity and Capital Resources
As of December 31, 2020, the Company held approximately $48.8 million in cash and cash equivalents and restricted cash, $5.3 million of which related to restricted cash collateralized for the three Opportunity Zone fund investments. The Company also held $0.7 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $5.4 million of marketable securities and an aggregate of $24.7 million in available funds under its lines of credit as of December 31, 2020.
As of December 31, 2020, the Company’s working capital amounted to $84.0 million, an increase of $53.3 million compared to March 31, 2020.

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

On November 24, 2020, Contrail and ONB entered into Supplement #8 to Master Loan Agreement and related documentation for a loan in the aggregate amount of $43.6 million for which ONB served as lender pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve. The Contrail Main Street Loan was approved by the Fed and completed by December 8, 2020. The loan proceeds are to be used as working capital to support the operations of Contrail in the ordinary course of business, which includes the acquisition from time to time of aircraft and engines. The proceeds will also be used to pay down the Contrail Revolver. The indebtedness incurred is subject to the terms and provisions of the Master Loan Agreement.

The principal terms of the Contrail Main Street Loan are: (a) interest on the loan accrues at a floating rate of LIBOR plus 3.00% and interest is payable commencing November 24, 2021; (b) 15% principal payments plus 15% of the amount of capitalized interest are due on November 24, 2023 and 2024, with the remainder due on the loan maturity date – November 24, 2025; (c) the loan is not guaranteed; and, (d) a 2% origination fee was paid on funding of the loan. The loan contains affirmative covenants as to cash flow coverage and tangible net worth. The terms of the loan provide for customary events of default, including, among others, those relating to a failure to make payment, breaches of representations and covenants, and the occurrence of certain events. The loan is secured by a security interest in the assets of Contrail.

On December 11, 2020, AirCo 1 and PSB entered into a loan in the aggregate amount of $6.2 million for which PSB served as lender pursuant to the Main Street Priority Loan Facility as established by the Fed. The AirCo 1 Main Street Loan was approved by the Fed and completed by December 22, 2020. The loan proceeds were used to pay off the AirCo 1 revolving line of credit with MBT.

The principal terms of the AirCo 1 Main Street Loan are: (a) interest on the loan accrues at a floating rate of LIBOR plus 3.00% and interest is payable commencing December 11, 2021; (b) 15% principal payments (including any capitalized interest accrued thereon) are due on December 11, 2023, and 2024, with the remainder due on the loan maturity date – December 11, 2025; (c) the loan is not guaranteed; and, (d) a 2% origination fee was paid on funding of the loan. The loan contains an affirmative covenant relating to collateral valuation. The terms of the loan provide for customary events of default, including, among others, those relating to a failure to make payment, breaches of representations and covenants, and the occurrence of certain events. The loan is secured by a security interest in the assets of AirCo 1 and a pledge of AirCo’s membership interest in AirCo 1.

The revolving line of credit at Air T with MBT has a due date or expires within the next twelve months. We are currently seeking to refinance this obligation prior to August 31, 2021; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

In April 2020, the Company obtained loans under the PPP, as authorized by the CARES Act, of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. The Company will apply to MBT for forgiveness of the PPP Loan, however, forgiveness is not fully assured. The Company believes it is probable that the cash on hand (including that obtained from the PPP and other current financings), net cash provided by operations from its remaining operating segments, together with its current revolving lines of credit, as amended or replaced, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
Cash Flows
Following is a table of changes in cash flow for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019

Net Cash Used in Operating Activities	(6,657)	(9,691)
Net Cash Used in Investing Activities	(308)	(7,398)
Net Cash Provided by Financing Activities	40,383	26,164
Effect of foreign currency exchange rates on cash and cash equivalents	(164)	(10)

Net Increase in Cash and Cash Equivalents and Restricted Cash	33,254	9,065

Net cash used in operating activities was $6.7 million for the nine-month period ended December 31, 2020 compared to the net cash used in operating activities of $9.7 million in the prior year nine-month period. During the nine months ended December 31, 2019, the Company purchased $7.0 million more engines and received them into inventory compared to the current-year period. The cash usage was offset by $5.1 million due to a decrease in net income in the current year because of reduced operations as a result of COVID-19.
Net cash used in investing activities for the nine-month period ended December 31, 2020 was $0.3 million compared to net cash used in investing activities of $7.4 million in the the prior-year period. Cash was used in the prior-year period primarily to purchase engines on lease and to invest in unconsolidated entities. The cash usage was partially offset by proceeds from sale of engines on lease and the sale of GAS.
Net cash provided by financing activities for the nine-month period ended December 31, 2020 was $40.4 million compared to net cash provided by financing activities of $26.2 million in the prior-year period. The increase was primarily driven by higher net cash proceeds from term loans.
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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0.6 million for the three months ended

December 31, 2020 and 2019. Depreciation expense for leased engines totaled $1.7 million and $3.6 million for the nine months ended December 31, 2020 and 2019, respectively.

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

The tables below provide a reconciliation of operating income from continuing operations to Adjusted EBITDA and Adjusted EBITDA by segment for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three months ended		Nine months ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Operating income from continuing operations	$1,068	$3,720	$(2,881)	$5,185
Depreciation and amortization (excluding leased engines depreciation)	259	325	917	971
Asset impairment, restructuring or impairment charges	—	4	664	18
(Gains)/Losses on disposition of assets	5	(23)	1	(26)
Security issuance expenses	—	50	—	319
Adjusted EBITDA	$1,332	$4,076	$(1,299)	$6,467

Included in the asset impairment, restructuring or impairment charges for the nine months ended December 31, 2020 was a write-down of $0.5 million on the commercial jet engines and parts segment's inventories due to a management decision to monetize two engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds.

	Three months ended		Nine months ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Overnight Air Cargo	$506	$656	$1,672	$965
Ground Equipment Sales	4,267	1,723	7,521	4,408
Commercial Jet Engines and Parts	(1,466)	3,541	(3,857)	6,712
Corporate and Other	(1,975)	(1,844)	(6,635)	(5,618)
Adjusted EBITDA	$1,332	$4,076	$(1,299)	$6,467

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to various risks, including interest rate risk. As interest rates are projected to increase and can be volatile, the Company has designated a risk management policy which provides for the use of derivative instruments to provide protection against rising interest rates on variable rate debt.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2020. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(a)None.
(b)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased during the quarter ended December 31, 2020.

Item 5.    Other information

(a) Other Information

N/A.

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Form of Third Amendment to Supplement #2 to Master Loan Agreement with Exhibit A, dated September 25, 2020 by and between Contrail Aviation Support, LLC and Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020) (Commission File No. 001-35476)

10.2
Supplement #8 to Master Loan Agreement dated November 24, 2020 between Borrowers Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Lender Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.3
$43,598,000 Promissory Note – Term Note G of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated November 24, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.4
Commercial Security Agreement of Contrail Aviation Support, LLC dated November 24, 2020. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.5
Commercial Security Agreement of Contrail Aviation Leasing, LLC dated November 24, 2020. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.6
First Amendment to Master Loan Agreement, dated November 24, 2020 between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.7
Term Loan Agreement for Mail Street Priority Loan Facility by and between Park State Bank and AirCo 1, LLC dated as of December 11, 2020. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.8
$6,200,000 Main Street Priority Loan Facility Term of AirCo 1, LLC in favor of Park State Bank dated December 11, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.9
Security Agreement of AirCo 1, LLC dated as of December 11, 2020. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.10
Pledge Agreement by and between AirCo, LLC and Park State Bank dated as of December 11, 2020. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.11	Air T, Inc. 2020 Omnibus Stock and Incentive Plan*

10.12	Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan*

99.1
Press Release dated December 23, 2020 announcing proposed Aircraft Equity Vehicle and Management Business(incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

99.2
Press Release regard Warrant Extension dated January 11, 2021(incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 11, 202) (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Subject to stockholder approval

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: February 12, 2021
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer