Form 10-Q/A
period 2020-12-31
AIR T INC
filed 2021-02-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE

This Amendment to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Air T, Inc. for the period ended December 31, 2020 filed on February 12, 2021 (the “Form 10-Q”) for the sole purpose of filing Exhibit 101 (financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements).

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original Form 10-Q, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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