Form 10-K
period 2021-03-31
AIR T INC
filed 2021-06-25
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

5930 Balsom Ridge Road, Denver, North Carolina 28037
(Address of principal executive offices, including zip code)
(828) 464 – 8741
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRT	NASDAQ Stock Market
Alpha Income Preferred Securities (also referred to as 8% Cumulative Capital Securities) ("AIP")*	AIRTP	NASDAQ Stock Market
Warrant to Purchase AIP*	AIRTW	NASDAQ Stock Market
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
Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the common stock on September 30, 2020 was approximately $11,799,796.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at May 31, 2021	2,881,853

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for its 2021 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year end are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2021 ANNUAL REPORT ON FORM 10-K
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
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and;
•Corporate and other, which acts as the capital allocator and resource for other consolidated businesses. Further, Corporate and other is also comprised of insignificant businesses that do not pertain to other reportable segments.
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
Certain financial data with respect to the Company’s geographic areas and segments is set forth in Notes 20 and 21 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T and Mountain Air Cargo, Inc. (“MAC”) is 5930 Balsom Ridge Road, Denver, North Carolina. The principal place of business of CSA Air, Inc. (“CSA”) is Iron Mountain, Michigan. The principal place of business for Global Ground Support, LLC (“GGS”) is Olathe, Kansas. The principal place of business of Delphax Technologies, Inc (“Delphax”) is Minneapolis, Minnesota. The principal place of business for Delphax Solutions, Inc. (“DSI”) is Mississauga, Canada. The principal place of business of Contrail Aviation Support, LLC (“Contrail”) is Verona, Wisconsin. The principal place of business of AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC (Collectively, "AirCo”) and Worthington Aviation, LLC (“Worthington”) is Eagan, Minnesota. The principal place of business of Jet Yard, LLC (“Jet Yard”) and Jet Yard Solutions, LLC ("Jet Yard Solutions") is Marana, Arizona.
We maintain an Internet website at http://www.airt.net and our SEC filings may be accessed through links on our website. The information on our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.
Acquisitions.
Cadillac Casting, Inc. On November 8, 2019, the Company made an investment of $2.8 million to purchase a 19.9% ownership stake in CCI. The Company determined that CCI is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not have the power to direct the activities that most significantly impact the economic performance of CCI. Accordingly, the Company does not consolidate CCI and has determined to account for this investment using equity method accounting. See Notes 10 and 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Overnight Air Cargo.
The Company’s Overnight Air Cargo segment is operated through MAC and CSA. MAC and CSA have a relationship with FedEx spanning over 40 years and represent two of seven companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest, and in the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. In these “dry- lease" contracts, FedEx provides the aircraft while MAC and CSA provide their own crew and exercise operational control of their flights.
On June 1, 2015, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts.  These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent was increased from the prior dry-lease service contracts to reflect an estimate of a fair market rental rate.  These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The current dry-lease agreements provide for the reimbursement of MAC and CSA’s costs by FedEx, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. The current dry-lease agreement was most recently renewed on June 1, 2021 and is set to expire on August 31, 2026. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs fewer than six employees. As of the date of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.
As of March 31, 2021, MAC and CSA had an aggregate of 66 aircraft under its dry-lease agreements with FedEx.  Included within the 66 aircraft, 2 Cessna Caravan aircraft are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.
Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 37% and 30% of the Company’s consolidated revenue for the fiscal years ended March 31, 2021 and 2020, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U.S. military.
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
MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2021:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-1996	Dry lease	49
ATR-42 (twin turbo prop)	1992	Dry lease	8
ATR-72 (twin turbo prop)	1992	Dry lease	9

			66
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
MAC and CSA operate in a niche market within a highly competitive contract cargo carrier market. MAC and CSA are two of seven carriers that operate within the United States as FedEx feeder carriers. MAC and CSA are benchmarked against the other five FedEx feeders based on safety, reliability, compliance with federal, state and applicable foreign regulations, price and other service-related measurements. The Company believes accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described.
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
Ground Equipment Sales.
GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2021, sales of deicing equipment accounted for approximately 94% of GGS’s revenues, compared to 89% in the prior fiscal year.
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

GGS competes primarily on the basis of the quality and reliability of its products, prompt delivery, service and price. The market for aviation ground service equipment is highly competitive. Certain of GGS' competitors may have substantially greater financial resources than we do. These entities or investors may be able to accept more risk than the Company believes is in our best interest. In addition, the market for aviation ground services in the past has typically been directly related to the financial health of the aviation industry, weather patterns and changes in technology.

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

In July 2009, GGS was awarded a new contract to supply deicing trucks to the USAF. Per the contract, GGS has to provide pricing that will be contractual for each one-year period within the years that the contract is awarded. Further, based upon volume of commercial items purchased during that year, there may be discounts calculated into the pricing and are reflective of the submitted pricing. This contract expired on July 13, 2020, and GGS has submitted its bid for contract renewal. As of March 31, 2021, the USAF has not yet responded to the bid.
GGS sold a total of 47 and 26 deicers under this contract with the USAF including both GL 1800 and ER 2875 models during fiscal years ended March 31, 2021 and March 31, 2020, respectively and all of the units were accepted by the USAF. GGS also completed and delivered an additional USAF delivery order for both GL 1800 and ER 2875 models during the first quarter of fiscal year 2022.

Commercial Jet Engines and Parts.
Contrail Aviation Support and Jet Yard (acquired during fiscal year 2017), AirCo (formed in May 2017), Worthington (acquired in May 2018), and Jet Yard Solutions (formed in January 2021) comprise the commercial jet engines and parts segment of the Company’s operations. Contrail Aviation Support is a commercial aircraft trading, leasing and parts solutions provider. Its primary focus revolves around the CFM International CFM56-3/-5/-7 engines and the International Aero Engines V2500A5 engine, which power the two most prevalent narrow body, single aisle aircraft that are currently flown commercially—the Boeing 737 Classic / 737 NG and the Airbus A320 family. Contrail Aviation Support acquires commercial aircraft, jet engines and components for the purposes of sale, trading, leasing and disassembly/overhaul. Contrail Aviation holds an ASA-100 accreditation from the Aviation Suppliers Association. As of March 31, 2021 and March 31, 2020, Contrail contributed approximately 18% and 31% of the Company's total consolidated revenue for the years then ended, respectively.
Jet Yard and Jet Yard Solutions offer commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. The prevailing climate in this area of Arizona provides conditions conducive to long-term storage of aircraft. Jet Yard Solutions is registered to operate a repair station under Part 145 of the regulations of the FAA. Jet Yard leases approximately 48.5 acres of land under a lease agreement with Pinal County, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and had maintained de minimus operations from formation through the date it was acquired by the Company. Effective January 1, 2021, Jet Yard subleased the aforementioned lease with Pinal County to Jet Yard Solutions.
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

Worthington Aviation, like AirCo, operates an established business which supplies spare parts, repair programs and aircraft maintenance services to the global aviation community of regional and business aircraft fleets. Worthington offers a globally networked infrastructure and 24/7 support, ensuring fast delivery of spare parts and service, with four locations strategically located in the United States, United Kingdom & Australia. In addition, Worthington operates two FAA and EASA Certificated Repair Stations. The Tulsa maintenance, repair and overhaul ("MRO") facility provides composite aircraft structures, repair and support services. As a strategic resource for flight control, exhaust system and line replacement components, Worthington offers a wide array of services for complex operations. At the Eagan, Minnesota-based Repair Station, Worthington Repair Services offers a wide range of capabilities for repair and overhaul of airframe, accessories and power plant components in support of external as well as internal sales.

The Company’s commercial jet engines and parts operations are not materially seasonal.
Backlog.
GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2021, GGS’s backlog of orders was $10.3 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2022. At March 31, 2020, GGS’s backlog of orders was $51.5 million. Backlog is not meaningful for the Company’s other business segments.
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
Jet Yard, Jet Yard Solutions and AirCo, like Worthington, operate repair stations licensed under Part 145 of the regulations of the FAA. These certifications must be renewed annually, or in certain circumstances within 24 months. Certified repair stations are subject to periodic FAA inspection and audit. The repair station may not be relocated without written approval from the FAA.
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
In March 2014, the Company formed SAIC, a captive insurance company licensed in Utah. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs (including the risk of loss of key customers and contacts, administrative actions and regulatory changes); and may from time to time underwrite third-party risk through certain reinsurance arrangements. SAIC is included within the Company's Corporate and other segment.
Employees.
As of March 31, 2021, the Company and its subsidiaries had 452 full-time and full-time-equivalent employees. None of the employees of the Company or any of its consolidated subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

Item 1A.    Risk Factors.
General Business Risks
The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

The outbreak of the COVID-19 virus in the United States and elsewhere created considerable instability and disruption in the U.S. and world economies. Substantial uncertainty still surrounds COVID-19 and its potential effects, as well as the extent and effectiveness of any responses taken on a national and local level. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures and other restrictions on travel, congregation and business operations resulted in significant negative impacts in the United States and world economies and in relation to our business. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain and the duration and scope of the world-wide economic downturn cannot currently be predicted. The extent to which our financial condition, results of operations and overall value will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment and the effectiveness of vaccine measures, among others.

As a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of disruptions, and experienced a reduction in demand for commercial aircraft, jet engines and parts which negatively affected our sales and materially and adversely affected the financial performance and value of our inventory. All of the markets in which our businesses are located were subject to some level of restrictions on business operations. Even as travel advisories and restrictions are modified or lifted, demand for air travel could remain weak or not recover to pre-pandemic levels for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our commercial aircraft, jet engines and parts will return to pre-outbreak levels of volume and pricing. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, adversely affected, and could continue to adversely affect our returns and profitability. As a result, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition and results of operations. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company may be subject to similar risks as posed by COVID-19.

Market fluctuations may affect our operations.

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

The Company operates in industries that are heavily impacted by the workforce’s labor rates. Significant examples include mechanics and pilots, both of which expose the Company to the possibility of material increases in labor costs.

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

The Company deploys legacy technology systems in several significant business units. As technology continues to rapidly change, the available pool of individuals technically trained in and able to repair or perform maintenance on these legacy systems shrinks. As this scarcity increases, the Company’s ability to efficiently and quickly repair its legacy systems becomes increasingly difficult, which could have a significant impact on the Company’s day-to-day operations.

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

Risks Related to Our Segment Operations

The operating results of our four segments may fluctuate, particularly our commercial jet engine and parts segment.

The operating results of our four segments have varied from period to period and comparisons to results for preceding periods may not be meaningful. Due to a number of factors, including the risks described in this section, our operating results may fluctuate. These fluctuations may also be caused by, among other things:
a.the economic health of the economy and the aviation industry in general;
b.the timing and number of purchases and sales of engines or aircraft;
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

Our Air Cargo Segment is dependent on a significant customer.

Our Air Cargo business is significantly dependent on a contractual relationship with FedEx Corporation (“FedEx”), the loss of which would have a material adverse effect on our business, results of operations and financial position. In the fiscal year ended March 31, 2021, 37% of our consolidated operating revenues, and 99% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. While FedEx has been our customer since 1980 under similar terms, our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or either MAC or CSA employs less than six employees. As of the date of issuance of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Our dry-lease agreements with FedEx subject us to operating risks.

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

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations. These risks are discussed in FedEx’s periodic reports filed with the SEC including its Annual Report on Form 10-K for the fiscal year ended May 31, 2020. These risks include but are not limited to the following:

a.The negative effect of the COVID-19 pandemic;
b.Economic conditions and anti-trade measures/trade policies and relations in the global markets in which it operates;
c.Dependence on its strong reputation and value of its brand;
d.Potential disruption to operations resulting from a significant data breach or other disruption to FedEx’s technology infrastructure;
e.The failure to efficiently integrate the business and operations of FedEx Express and TNT Express;
f.The price and availability of fuel;
g.FedEx's ability to manage capital and its assets, including aircraft, to match shifting and future shipping volumes;
h.Changes in international trade policies and relations could significantly reduce the volume of goods transported globally;
i.Intense competition from other providers of transportation and business services;
j.Changes in governmental regulations that may affect its business;
k.FedEx's ability to operate, integrate, leverage and grow acquired businesses;
l.Adverse changes in regulations and interpretations and challenges to its tax positions;
m.Failure to attract and maintain employee talent or maintain company culture and its ability to maintain good relationships with its employees and prevent attempts by labor organizations to organize groups of its employees;
n.Disruptions or modifications in service by the United States Postal Service, a significant customer and vendor of FedEx;
o.The continued classification of owner-operators in its ground delivery business as independent contractors rather than as employees;
p.The impact of proposed pilot flight and duty time regulations;
q.The impact of the United Kingdom's withdrawal from the European Union;
r.The impact of terrorist activities including the imposition of stricter governmental security requirements;
s.Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets;
t.Global climate change or legal, regulatory or market responses to such change;
u.Adverse weather or localized natural or man-made disasters in key locations, including its Memphis, Tennessee super-hub;
v.Constraints, volatility or disruption in the capital markets and any failure to maintain credit ratings and to meet credit agreement covenants; and
w.Widespread outbreak of an illness or other communicable disease or any other public health crisis.

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

We are affected by the risks faced by commercial aircraft operators and MRO companies because they are our customers.

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

Failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and aircraft which could affect our ability to re-lease the engines and aircraft in a timely manner following termination of the leases.

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

Our commercial jet engine and parts segment and its customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines or aircraft.

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

The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine and aircraft types, maintaining a portfolio mix of engines that we believe is diversified, has long-term value and will be sought by lessees in the global market for jet engines, and by selling engines and aircraft that we expect will not experience obsolescence or declining usefulness in the foreseeable future. There is no assurance that the engine and aircraft types owned or acquired by us will meet customer demand.

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

Historically, fuel prices have fluctuated widely depending primarily on international market conditions, geopolitical and environmental factors and events and currency exchange rates. Natural and other disasters can also significantly affect fuel availability and prices. The cost of fuel represents a major expense to airlines that is not within their control, and significant increases in fuel costs or hedges that inaccurately assess the direction of fuel costs can materially and adversely affect their operating results. Due to the competitive nature of the aviation industry, operators may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully offsets the increased fuel costs they may incur. In addition, they may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. The profitability and liquidity of those airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices if such airlines are required to post cash collateral under hedge agreements. Therefore, if for any reason fuel prices return to historically high levels or show significant volatility, our lessees are likely to incur higher costs or generate lower revenues, which may affect their ability to meet their obligations to us.

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

Risks Related to Our Structure and Financing/Liquidity Risks

Our holding company structure may increase risks related to our operations.

Our business, financial condition and results of operations are dependent upon those of our individual businesses, and our aggregate investment in particular industries. We are a holding company with investments in businesses and assets in a number of industries. Our business, financial condition and results of operations are dependent upon our various businesses and investments and their management teams. Each of our businesses generally operate independently and in a decentralized manner. Additionally, in the ordinary course of business we guarantee the obligations of entities that we manage and/or invest in. Any material adverse change in one of our businesses, investments or management teams, or in a particular industry in which we operate or invest, may cause material adverse changes to our business, financial condition and results of operations. The more capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.

A small number of stockholders has the ability to control the Company.

We have a very concentrated stockholder base. As of March 31, 2021, our three largest stockholders beneficially owned or had the ability to direct the voting of shares of our common stock representing approximately 62% of the outstanding shares. As a result, these stockholders have the power to determine the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by these stockholders of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our securities.

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our cash flow and negatively affect the results of our business operations.

A portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase the cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. In addition, if we refinance our indebtedness and interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations, financial condition, liquidity and cash flows could be materially and adversely affected.

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

Future cash flow of the Company’s operations can fluctuate significantly. If future cash flows are not sufficient to permit the Company to meet its obligations, this would likely have a material adverse effect on the Company, its businesses, financial condition and results of operations. Additionally, credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt - certain of which mature in the next twelve months. There can be no assurance that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management and to renew or replace financing arrangements that mature during the current fiscal year, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

The Company and/or its subsidiaries may be required to seek additional or alternative financing sources if the Company’s or its subsidiaries’ cash needs are significantly greater than anticipated or they do not materially meet their business plans, or there are unanticipated downturns in the markets for the Company’s and its subsidiaries’ products and services. Future disruption and volatility in credit market conditions could have a material adverse impact on the Company’s ability, or that of its subsidiaries, to refinance debt when it comes due on terms similar to our current credit facilities, to draw upon existing lines of credit or to incur additional debt if needed. There can be no assurance therefore that such financing will be available or available on acceptable terms. The inability to generate sufficient cash flows from operations or through financings or disruptions in the credit markets could impair the Company’s or its subsidiaries’ liquidity and would likely have a material adverse effect on their businesses, financial condition and results of operations.

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

It is expected that a transition away from the widespread use of London Interbank Offered Rate (“LIBOR") to alternative rates will occur over the course of the next few years. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. The full impact of such reforms and actions, together with any transition away from LIBOR remains unclear. These changes may have a material adverse impact on the availability and cost of our financing, including LIBOR-based loans, as well as our interest rate swap agreements.

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

We expect the growth and development of our business to come primarily from internal expansion and through acquisitions, investments, and strategic partnering. As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage our business and growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, if we acquire new businesses and/or introduce new products, we face numerous risks and uncertainties concerning the integration of their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s ability to operate profitably.

Our business strategy includes, among other things, strategic and opportunistic acquisitions. This element of our strategy entails several risks, including, but not limited to the diversion of management’s attention from other business concerns and the need to finance such acquisitions with additional equity and/or debt. In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses, preventing the expected benefits from the transaction from being realized or achieved within the anticipated time frame; negative effects on existing business relationships with suppliers and customers; and losing key employees of the acquired businesses. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s operations and business results could be negatively affected.

Strategic ventures may increase risks applicable to our operations.

We may enter into strategic ventures that pose risks, including a lack of complete control over the enterprise, and other potential unforeseen risks, any of which could adversely impact our financial results. We may occasionally enter into strategic ventures or investments with third parties in order to take advantage of favorable financing opportunities, to share capital or operating risk, or to earn aircraft management fees. These strategic ventures and investments may subject us to various risks, including those arising from our possessing limited decision-making rights in the enterprise or over the related aircraft. If we were unable to resolve a dispute with a strategic partner in such a venture that retains material managerial veto rights, we might reach an impasse which may lead to operational difficulties in the venture and increases costs or the liquidation of our investment at a time and in a manner that would result in our losing some or all of our original investment and/or the occurrence of other losses, which could adversely impact our financial results.

Rapid business expansions or new business initiatives may increase risk.

Certain business initiatives, including expansions of existing businesses such as the relatively recent substantial expansion at our commercial jet engines and parts segment and the establishment of a large aircraft asset management business and a new aircraft capital joint venture, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, new business plans and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held. There is no assurance that prior year activity and results will occur in future periods.

Our policies and procedures may not be effective in ensuring compliance with applicable law.

Our policies and procedures designed to ensure compliance with applicable laws may not be effective in all instances to prevent violations. We could become subject to various governmental investigations, audits and inquiries, both formal and informal. Such investigations, regardless of their outcome, could be costly, divert management attention, and damage our reputation. The unfavorable resolution of such investigations could result in criminal liability, fines, penalties or other monetary or non-monetary sanctions and could materially affect our business or results of operations.

Compliance with the regulatory requirements imposed on us as a public company results in significant costs that may have an adverse effect on our results.

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the rules and regulations of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Compliance with these rules and regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our limited resources to address such regulations.

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

Risks Related to Our Investments in Securities

Our results of operations may be affected by the value of securities we hold for investment and we may be unable to liquidate our investments in a timely manner or at full value.

We invest a significant portion of our capital not needed for operations in marketable securities, including equity securities of publicly-traded companies. At March 31, 2021, the fair value of these marketable securities was approximately $2.9 million. The value of our investment portfolio fluctuates and we have sustained losses in our investment portfolio in the past and could in the future. Such declines in value of available-for-sale securities will be recognized as losses upon the sale of such securities or if such declines are deemed to be other than temporary. Our results of operations may be affected by gains or losses recognized upon such a decline in value of our investments or the sale of these investments and the Company may not be able to realize the fair value of such investments under then-market conditions if liquidation is necessary in a short period of time.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties.
The Company owns approximately 4.626 acres in Denver, North Carolina, which houses the operations of Air T and MAC.
The Company leases approximately 1,950 square feet of office space and approximately 4,800 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA’s operations are headquartered at these facilities which are leased from a third party under an annually renewable agreement.
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
As of March 31, 2021, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.
Contrail Aviation leases a 21,000 square foot facility in Verona, Wisconsin. This is a lease from a related party. See Note 14 “Related Party Matters” of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. As of March 31, 2021, Contrail has executed the option to extend this lease for an additional period of five years on the same terms and conditions. The new lease expires on July 17, 2026. Contrail also leases a 1,453 square foot office space in Denver, Colorado. The lease is a 37 month lease that commenced on January 1, 2019.
Jet Yard leases approximately 48.5 acres of land from Pinal County at the Pinal Air Park in Marana, Arizona. The lease expires in May 2046, though Jet Yard has an option to renew the lease for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable. On May 27, 2020, Pinal County and Jet Yard entered into the first amendment to the lease agreement in which Pinal County agreed to the terms of Jet Yard's ground hardening civil improvement project ("ground hardening improvements") on areas under lease to improve its aircraft parking facilities. As of March 31, 2021, Jet Yard has subleased the aforementioned lease along with the ground hardening improvements to Jet Yard Solutions.
DSI leases 12,206 square feet of space in a building located in Mississauga, Canada. The lease expires on July 31, 2023. The lease required Air T to deposit six months' rent as a cash deposit.

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

Worthington and AirCo lease a 41,280 square-foot facility in Eagan, Minnesota. The lease for this facility expires in December 2027. In addition, Worthington also leases a 12,000 square-foot storage facility in Hastings, Minnesota. The lease for this facility expires in July 2022. Worthington has two leases in Tulsa, Oklahoma. One lease is 22,582 square feet and expires in January 2022. The other lease is 10,000 square feet and expires in September 2020. Additionally, Worthington also has two facility leases in Australia: Unit E3 is 1,195 square feet and Unit B5 is 1,442 square feet, both of which expire in January 2025.

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
As of March 31, 2021, the approximate number of holders of record of the Company’s Common Stock was 160.
The Company has not paid any cash dividends since 2014.
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares (adjusted to 1,125,000 shares after the stock split on June 10, 2019) of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. The Company did not repurchase any shares pursuant to this authorization during the fiscal year ended March 31, 2021.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.
As of March 31, 2021, the Company did not sell any securities within the past three years that were not registered under the Securities Act.
Item 6.    [Reserved]
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
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and;
•Corporate and other, which acts as the capital allocator and resource for other consolidated businesses. Further, Corporate and other is also comprised of insignificant businesses that do not pertain to other reportable segments.
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
•The risk that contracts with FedEx could be terminated or adversely modified;
•The risk that the number of aircraft operated for FedEx will be reduced;
•The risk that GGS customers will defer or reduce significant orders for deicing equipment;
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
•Market acceptance of the Company’s commercial and military equipment and services;
•Competition from other providers of similar equipment and services;
•Changes in government regulation and technology;
•Changes in the value of marketable securities held as investments;
•Mild winter weather conditions reducing the demand for deicing equipment;
•Market acceptance and operational success of the Company’s new aircraft asset management business and related new aircraft capital joint venture; and
•The length and severity of the COVID-19 pandemic.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
Due to insignificance, the Company combined the previous printing and equipment segment into corporate and other. We have presented prior periods based on the current presentation.
Outlook
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may operate at a loss during at least the first half of fiscal 2022. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our business in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.
Fiscal 2021 vs. 2020
Consolidated revenue decreased by $61.7 million (26%) to $175.1 million for the fiscal year ended March 31, 2021 compared to the prior fiscal year. Following is a table detailing revenue (after elimination of intercompany transactions), in thousands:

	Year ended March 31,		Change
	2021	2020
Overnight Air Cargo	$66,251	$75,275	$(9,024)	(12)%
Ground Equipment Sales	60,679	59,156	1,523	3%
Commercial Jet Engines and Parts	46,793	101,284	(54,491)	(54)%
Corporate and Other	1,398	1,070	328	31%
Total	$175,121	$236,785	$(61,664)	(26)%
Revenues from the air cargo segment decreased by $9.0 million (12%) compared to the prior fiscal year, principally attributable to lower sales to maintenance customers outside of FedEx as a result of COVID-19 and lower admin fees from FedEx due to fewer operating aircraft (66 aircraft in fiscal 2021 compared to 69 aircraft in fiscal 2020). Pass-through costs under the dry-lease agreements with FedEx totaled $19.9 million and $23.7 million for the years ended March 31, 2021 and 2020, respectively.
The ground equipment sales segment contributed approximately $60.7 million and $59.2 million to the Company’s revenues for the fiscal periods ended March 31, 2021 and 2020, respectively, representing a $1.5 million (3%) increase in the current year. The increase was primarily driven by a higher volume of truck sales to the USAF. At March 31, 2021, the ground equipment sales segment’s order backlog was $10.3 million compared to $51.5 million at March 31, 2020.
The commercial jet engines and parts segment contributed $46.8 million of revenues in fiscal year ended March 31, 2021 compared to $101.3 million in the prior fiscal year which is a decrease of $54.5 million (54%). The decrease is primarily attributable to the fact that all the companies within this segment had lower engine and component sales and lease income due to the impact of COVID-19 on the aviation industry as a whole.
Following is a table detailing operating (loss) income by segment, net of intercompany during Fiscal 2021 and Fiscal 2020 (in thousands):

	Year ended March 31,		Change
	2021	2020
Overnight Air Cargo	$2,178	$749	$1,429
Ground Equipment Sales	8,948	7,302	1,646
Commercial Jet Engines and Parts	(10,882)	8,322	(19,204)
Corporate and Other	(9,419)	(9,082)	(337)
Total	$(9,175)	$7,291	$(16,466)
Consolidated operating loss for the fiscal year ended March 31, 2021 was $9.2 million compared to consolidated operating income of $7.3 million in the prior fiscal year.
Operating income for the air cargo segment increased by $1.4 million in the current fiscal year, due primarily to having lower pilot and staff salaries as well as contract labor.
The ground equipment sales segment operating income increased by $1.6 million from $7.3 million in the prior year to $8.9 million in the current year. This increase was primarily attributable to the increased sales noted in the segment revenue discussion above as well as better operating margin as a result of having a more profitable mix of products sold.
Operating loss of the commercial jet engines and parts segment was $10.9 million compared to operating income of $8.3 million in the prior year. The change was primarily attributable to the decreased aircraft engines and component sales as well as reduced lease income due to COVID-19 at the companies within this segment as explained in the segment revenue discussion above. This segment's current year operating loss was also further increased due to inventory write-down of $6.4 million.
Following is a table detailing consolidated non-operating expenses, net of intercompany during Fiscal 2021 and Fiscal 2020 (in thousands):

	Year Ended March 31,		Change
	2021	2020
Other-than-temporary impairment loss on investments	$—	$(2,305)	$2,305
Interest expense, net	(4,624)	(4,692)	68
Gain on settlement of bankruptcy	—	4,527	(4,527)
Loss from equity method investments	(723)	(910)	187
Other	2,741	(1,287)	4,028
	$(2,606)	$(4,667)	$2,061

The Company had net non-operating expenses of $2.6 million for the year ended March 31, 2021, a decrease of $2.1 million from $4.7 million in the prior year. The decrease was primarily due to the prior-year's impairment loss on the investment of Insignia of $2.3 million that did not recur in the current-year as well as an increase of $4.0 million in other income, driven by $2.1 million of investment income and realized gain on sale of securities in the current-year. The decrease was partially offset by the prior-year's gain on settlement of bankruptcy proceedings related to Dephax Canada and UK of $4.5 million that did not recur in the current-year.

During the year ended March 31, 2021, the Company recorded $3.4 million of income tax benefit related to continuing operations, which yielded an effective rate of 28.8%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2021 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion of the minority owned portion of pretax income of Contrail Aviation Support, LLC, state income tax expense, the rate differential for the NOL carryback claim and changes in the valuation allowance. The change in the valuation allowance is primarily due to unrealized losses on investments and the generation of foreign tax credits through the NOL carryback claim that the Company expects to expire before they are fully utilized.

During the fiscal year ended March 31, 2020, the Company recorded $0.5 million of income tax benefit related to continuing operations at an effective tax rate of -20.7%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2020 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion of the minority owned portion of pretax income of Contrail Aviation Support, LLC as well as state income tax expense, and changes in the valuation allowance. The change in the valuation allowance is primarily due to unrealized losses on investments, utilization of capital loss carryforwards, and attribute reduction incurred by Delphax related to cancellation of debt income and dissolution of its Canadian and UK subsidiaries.

Market Outlook

COVID-19 and its impact on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. We currently expect that many of our businesses may continue to generate reduced operating cash flow and may operate at a loss during at least the first half of fiscal 2022. We expect that these impacts will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

The outbreak of the COVID-19 virus in the United States and elsewhere created considerable instability and disruption in the U.S. and world economies. Uncertainty still surrounds COVID-19 and its potential effects, as well as the extent and effectiveness of any responses taken on a national and local level. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures and other restrictions on travel, congregation and business operations resulted in significant negative impacts in the United States and world economies and in relation to our business. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain and the duration and scope of the world-wide economic downturn cannot currently be predicted. The extent to which our financial condition, results of operations and overall value will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment and the effectiveness of vaccine measures, among others.

Liquidity and Capital Resources

As of March 31, 2021, the Company held approximately $15.9 million in cash and cash equivalents and restricted cash, $4.7 million of which related to restricted cash collateralized for three Opportunity Zone fund investments. The Company also held $1.5 million in restricted investments held as statutory reserve of SAIC. The Company also has approximately $1.4 million of marketable securities.
As of March 31, 2021, the Company’s working capital amounted to $77.6 million, an increase of $46.9 million compared to March 31, 2020, primarily driven by a decrease in short-term borrowings of $37.0 million. See Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report for a summary of “Financing Arrangements” as of March 31, 2021.
The Company’s Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”) (the Air T debt in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) includes several covenants that are measured once a year at March 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.25. The AirCo 1 Credit Agreement (the AirCo 1 debt in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains an affirmative covenant relating to collateral valuation. As of March 31, 2021, the Company and AirCo 1 were in compliance with all financial covenants.

The Contrail Credit Agreement (the Contrail debt in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth ("TNW") of $15 million.

On September 25, 2020, Contrail entered into a Third Amendment to Supplement #2 to Master Loan Agreement dated June 24, 2019 with Old National Bank ("ONB"). The material changes within the Third Amendment were: (a) to extend the date for compliance with the provision where Contrail is required to pay down the total outstanding principal balance of its revolver to zero for at least thirty consecutive days to September 5, 2021; and (b) to extend the date for compliance with the required quarterly debt service coverage ratio covenant such that Contrail shall commence compliance with the covenant commencing on March 31, 2022 and on the last day of each fiscal quarter thereafter.

Due primarily to the impact of COVID-19 on its business, as of March 31, 2021, Contrail was not in compliance with maintaining the minimum TNW of $15 million. As of the issuance date of this report, pursuant to the existing terms of the Contrail Credit Agreement, the Company and the non-controlling interest owner of Contrail made total capital contributions to Contrail in the amount of $1.4 million, which had the effect of curing this financial covenant non-compliance. Contrail and ONB are also in discussions to reduce the minimum TNW to $8 million, in exchange for certain amendments to its credit agreement, including renewing its revolving line of credit at a lower amount than the current agreement. However, there is no assurance that Contrail will be successful in reducing the minimum TNW financial covenant.

The obligations of Contrail under the Contrail Credit Agreement are guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with other lenders. In the possible absence of Contrail’s operation as a going concern, the Company believes it, along with the rest of its businesses, will continue to operate as a going concern, given the maximum guarantee of Contrail’s obligations of $1.6 million.

On November 24, 2020, Contrail and ONB entered into Supplement #8 to Master Loan Agreement and related documentation for a loan in the aggregate amount of $43.6 million for which ONB served as lender pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve ("the Fed"). The Contrail Main Street Loan was approved by the Fed and completed by December 8, 2020. The proceeds were used to pay down the Contrail Revolver. The loan proceeds are also to be used as working capital to support the operations of Contrail in the ordinary course of business, which includes the acquisition from time to time of aircraft and engines. The indebtedness incurred is subject to the terms and provisions of the Master Loan Agreement. The principal terms of the Contrail Main Street Loan are detailed in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

On December 11, 2020, AirCo 1 and Park State Bank ("PSB") entered into a loan in the aggregate amount of $6.2 million for which PSB served as lender pursuant to the Main Street Priority Loan Facility as established by the Fed. The AirCo 1 Main Street Loan was approved by the Fed and completed by December 22, 2020. The loan proceeds were used to pay off the AirCo 1 revolving line of credit with MBT. The principal terms of the Term Loan - PSB are detailed in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

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

In April 2020, the Company obtained loans under the Payroll Protection Program ("PPP loan"), as authorized by the CARES Act, of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. The Company has applied to MBT for forgiveness of the PPP Loan; however, forgiveness is not fully assured.

As mentioned in Note 1 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, in 2016, Contrail Aviation entered into an Operating Agreement with the Seller providing for the put and call options with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail Aviation and its current Chief Executive Officer. The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. As of the date of issuance, neither the Seller nor Air T has indicated the intent to exercise its put and call options on July 18, 2021. If either side were to exercise its option, the Company anticipates that the price would approximate the fair value of the Redeemable Non-Controlling Interest, as determined on the transaction date, based on the methodology in Note 1 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. The Company currently expects that it would fund any required payment from cash provided by operations.

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

Cash Flows
Following is a table of changes in cash flow from continuing operations for the respective years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020	Change
Net Cash Used in Operating Activities	$(1,823)	$(26,231)	$24,408
Net Cash Provided by (Used in) Investing Activities	2,516	(11,568)	14,084
Net Cash Provided by Financing Activities	71	19,240	(19,169)
Effect of foreign currency exchange rates	(412)	260	(672)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$352	$(18,299)	$18,651

Cash used in operating activities was $1.8 million in fiscal year 2021 compared to cash used in operating activities of $26.2 million in fiscal year 2020. During fiscal year 2020, the Company's purchase of engines and components received into inventory exceeded amounts spent in fiscal year 2021 by $23.7 million. Further, more cash was collected this year compared to the prior year as accounts receivable decreased by $6.6 million. The decrease in cash usage was offset by a decrease in net income of $11.6 million due to reduced operations as a result of COVID-19.
Cash provided by investing activities for fiscal year 2021 was $2.5 million compared to cash used in investing activities for the prior fiscal year of $11.6 million. This difference was primarily driven by a net decrease of $32.7 million in capital expenditures, partially offset by $22.5 million less proceeds from sale of assets on lease in fiscal year 2021 compared to fiscal year 2020.
Cash provided by financing activities for fiscal year 2021 was $19.2 million less compared to the prior fiscal year. This was primarily due to decreased net proceeds from lines of credit of $65.9 million, offset by increased net proceeds from term loans of $51.7 million.

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
Impact of Inflation
The Company believes that inflation has not had a material effect on its manufacturing and commercial jet engine and parts operations, because increased costs to date have been passed on to customers. Under the terms of its overnight air cargo business contracts the major cost components of that segment's operations, consisting principally of fuel, crew and other direct operating costs, and certain maintenance costs are reimbursed by its customer. Significant increases in inflation rates could, however, have a material impact on future revenue and operating income.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $1.9 million and $4.4 million for the fiscal year ended March 31, 2021 and 2020.

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

The table below provides a reconciliation of operating income from continuing operations to Adjusted EBITDA for the fiscal year ended March 31, 2021 and 2020 (in thousands):

	Twelve Months Ended
	March 31, 2021	March 31, 2020
Operating (loss) income from continuing operations	$(9,175)	$7,291
Depreciation and amortization (excluding leased engines depreciation)	1,231	1,329
Asset impairment, restructuring or impairment charges	6,592	18
Gain on sale of property and equipment	(10)	(37)
Security issuance expenses	32	363
Adjusted EBITDA	$(1,330)	$8,964

Included in the asset impairment, restructuring or impairment charges for the fiscal year ended March 31, 2021 was a write-down of $6.4 million on the commercial jet engines and parts segment's inventory. Of the total write-down, $0.5 million was driven by a management decision to monetize two engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds during the quarter ended September 30, 2020. The remaining write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2021, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

The table below provides Adjusted EBITDA by segment for the fiscal year ended March 31, 2021 and 2020 (in thousands):

	Twelve Months Ended
	March 31, 2021	March 31, 2020
Overnight Air Cargo	$2,248	$821
Ground Equipment Sales	9,132	7,588
Commercial Jet Engines and Parts	(3,933)	8,718
Corporate and Other	(8,777)	(8,163)
Adjusted EBITDA	$(1,330)	$8,964

Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being higher in the second and third fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are typically not susceptible to material seasonal trends.

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
Inventories – Inventories are carried at the lower of cost or net realizable value. Within the Company’s commercial jet engines and parts segment, there are various estimates and judgments made in relief of inventory as parts are sold from established groups of parts from one engine or airframe purchase. The estimates and judgments made in relief of inventory are based on assumptions that are consistent with a market participant’s future expectations for the commercial aircraft, jet engines and parts industry and the economy in general and our expected intent for the inventory. These assumptions and estimates are complex and subjective in nature. Changes in economic and operating conditions, including those occurring as a result of the impact of the COVID-19 pandemic could impact the assumptions and result in future losses to our inventory.

The Company periodically evaluates the carrying value of inventory. In these evaluations, the Company is required to make estimates regarding the net realizable value, which includes the consideration of sales patterns and expected future demand. Any slow moving, obsolete or damaged inventory and inventory with costs exceeding net realizable value are evaluated for write-downs. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Valuation of Assets on Lease or Held for Lease - Engine assets on lease or held for lease are stated at cost, less accumulated depreciation. On a quarterly basis, we monitor the portfolio for events which may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to part-out or sell an asset, knowledge of specific damage to an asset, or supply/demand events which may impact the Company’s ability to lease an asset in the future. On an annual basis, even absent any such ‘triggering event’, we evaluate the assets in our portfolio to determine if their carrying amount may not be recoverable. If an asset is determined to be unrecoverable, the asset is written down to fair value. When evaluating for impairment, we test at the individual asset level (e.g., engine, airframe or aircraft), as each asset generates its own stream of cash flows, including lease rents and maintenance reserves.

The Company must make significant and subjective estimates in determining whether any impairment exists. Those estimates are as follows:

•Fair value – we determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors such as current data from airlines, engine manufacturers and MRO providers as well as specific market sales and repair cost data.

•Future cash flows – when evaluating the future cash flows that an asset will generate, we make assumptions regarding the lease market for specific engine models, including estimates of market lease rates and future demand. These assumptions are based upon lease rates that we are obtaining in the current market as well as our expectation of future demand for the specific engine/aircraft model.

If the forecasted undiscounted cash flows and fair value of our long-lived assets decrease in the future, we may incur impairment charges.
Accounting for Redeemable Non-Controlling Interest. Policies related to redeemable non-controlling interest involve judgment and complexity, specifically on the classification of the non-controlling interest in the Company’s consolidated balance sheet. Further, there is significant judgment in determining whether an equity instrument is currently redeemable or not currently redeemable but probable that the equity instrument will become redeemable. Additionally, there are also significant estimates made in the valuation of the redeemable non-controlling interest. The fair value of the non-controlling interest is determined using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. Contrail’s market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Air T, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Redeemable non-controlling interest – valuation of Contrail Aviation Support, LLC — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company has a 79% controlling interest in Contrail Aviation Support, LLC and is party to an operating agreement with the owner of the remaining 21% ownership interest in Contrail Aviation Support, LLC, that contains certain future redemption features that are outside the control of the Company.

This arrangement is recorded and disclosed as a redeemable non-controlling interest at fair value of $6.6 million as of March 31, 2021. The Company adjusts the redeemable non-controlling interest each reporting period to the higher of the redemption value or carrying value, using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. The determination of fair value includes estimation uncertainty under both approaches.

The income approach requires significant management judgment with respect to forecasts of future revenue, operating margins, and capital expenditures, and the selection and use of an appropriate discount rate. The market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail Aviation Support, LLC. We identified the valuation of redeemable non-controlling interest in Contrail Aviation Support, LLC as a critical audit matter given the significant judgments and assumptions required by management to estimate the fair value of the redeemable non-controlling interest, as well as the fact that performing audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant judgments and assumptions utilized in the valuation of the redeemable non-controlling interest in Contrail Aviation Support, LLC, included the following, among others:

•We evaluated the reasonableness of management’s forecasts of future revenue and operating margins by comparing the forecasts to:
◦Historical results of Contrail Aviation Support, LLC, and
◦Forecasted information included in industry reports.
•We considered the impact of industry and market conditions on management’s forecasts for Contrail Aviation Support, LLC.
•We involved our fair value specialists to assist in the evaluation of:
◦The valuation methodologies used by the Company to determine whether they were consistent with generally accepted valuation practices, and reasonably weighted.
◦The discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
◦Earnings multiples, including testing the underlying source information and mathematical accuracy of the calculations, and evaluating the appropriateness of the Company’s selection of companies in its industry comparable groups.
•We performed sensitivity analyses with regard to forecasted revenue and the discount rate to evaluate the changes in the fair value of the redeemable non-controlling interest in Contrail Aviation Support, LLC, that would result from changes in those significant assumptions.
•We evaluated whether the business and valuation assumptions used were consistent with evidence obtained in other areas of the audit.

Inventories, net – valuation of inventories– Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

Inventories are carried at the lower of cost or net realizable value. In its periodic evaluation of the carrying value of these inventories, the Company is required to make estimates regarding the net realizable value, which includes the consideration of sales patterns and expected future demand. Changes in these assumptions could have a significant impact on the valuation of certain inventory held by the Company’s Commercial Jet Engines and Parts operating segment.

We identified the valuation of certain inventory held by the Company’s Commercial Jet Engines and Parts operating segment as a critical audit matter. Given the magnitude of the inventories at certain business units, coupled with the significant judgments necessary to project sales patterns and expected future demand, as well as changes in economic and market conditions brought on by COVID-19, auditing such estimates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sales patterns and expected future demand, used by management to determine the valuation of inventories, included the following, among others:

•We evaluated the reasonableness of the sales patterns and expected future demand, and related inputs used by management, by comparing the information to:
◦Historical results of those business units.
◦Forecasted sales based on recent quote and sales information for similar parts within the Company’s inventory.
◦Market data and forecasts with regard to the recovery of the airline industry from the impacts of COVID-19.
•We involved our fair value specialists to assist in the evaluation of:
◦The methodology used by, and the qualifications of, the Company’s third-party specialist.
◦The key assumptions underlying the valuation of a representative sample of inventories including recent quotes, number of vendors, number of components, and component condition.
•We held discussions with various members of management to understand the status of any plans to monetize certain inventories at less than carrying value to meet cash flow demands and evaluated whether the determination of net realizable value for those inventories reflects the status of management’s plans.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 25, 2021

We have served as the Company's auditor since 2018.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
(In thousands, except per share data)	2021	2020
Operating Revenues:
Overnight air cargo	$66,251	$75,275
Ground equipment sales	60,679	59,156
Commercial jet engines and parts	46,793	101,284
Corporate and other	1,398	1,070
	175,121	236,785

Operating Expenses:
Overnight air cargo	58,351	67,391
Ground equipment sales	45,282	46,472
Commercial jet engines and parts	36,710	70,188
General and administrative	34,264	39,781
Depreciation and amortization	3,107	5,681
Write-down of inventory	6,405	—
Impairment of property and equipment	187	18
Gain on sale of property and equipment	(10)	(37)
	184,296	229,494

Operating (Loss) Income from continuing operations	(9,175)	7,291

Non-operating Income (Expense):
Other-than-temporary impairment loss on investments	—	(2,305)
Interest expense, net	(4,624)	(4,692)
Gain on settlement of bankruptcy	—	4,527
Loss from equity method investments	(723)	(910)
Other	2,741	(1,287)
	(2,606)	(4,667)

(Loss) Income from continuing operations before income taxes	(11,781)	2,624

Income Tax Benefit	(3,387)	(544)

Net (Loss) Income from continuing operations	(8,394)	3,168

Loss from discontinued operations, net of tax	—	(114)
Gain on sale of discontinued operations, net of tax	4	8,179

Net (Loss) Income	(8,390)	11,233

Net Loss (Income) Attributable to Non-controlling Interests	1,113	(3,577)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(7,277)	$7,656

Loss from continuing operations per share (Note 22)
Basic	$(2.53)	$(0.15)
Diluted	$(2.53)	$(0.15)

Income from discontinued operations per share (Note 22)
Basic	$—	$2.89
Diluted	$—	$2.88

(Loss) Income per share (Note 22)
Basic	$(2.53)	$2.74
Diluted	$(2.53)	$2.73

Weighted Average Shares Outstanding:
Basic	2,882	2,791
Diluted	2,882	2,798
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In thousands)	2021	2020
Net (Loss) Income	$(8,390)	$11,233

Other Comprehensive Income:

Foreign currency translation (loss) gain	(409)	212

Unrealized gain/(loss) on interest rate swaps, net of tax of $78 and $157	262	(529)

Reclassification of interest rate swaps into earnings	(18)	—

Total Other Comprehensive Loss	(165)	(317)

Total Comprehensive (Loss) Income	(8,555)	10,916

Comprehensive Loss (Income) Attributable to Non-controlling Interests	1,113	(3,592)

Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(7,442)	$7,324
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2021	March 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$10,996	$5,952
Marketable securities	1,407	1,677
Restricted cash	4,931	9,619
Restricted investments	1,507	1,085
Accounts receivable, less allowance for doubtful accounts of $1,177 and $680	6,505	13,077
Income tax receivable	4,389	1,174
Inventories, net	71,971	60,623
Other current assets	4,068	5,279
Total Current Assets	105,774	98,486

Assets on lease or held for lease, net of accumulated depreciation of $436 and $6,526	2,131	27,945
Property and equipment, net of accumulated depreciation of $4,510 and $4,319	8,519	5,272
Right-of-use assets	7,757	8,116
Equity method investments	4,475	5,208
Goodwill	4,227	4,227
Other assets	7,867	2,173
Total Assets	$140,750	$151,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,344	10,864
Income tax payable	39	—
Accrued expenses and other (Note 11)	12,787	13,024
Current portion of long-term debt	5,639	42,684
Short-term lease liability	1,370	1,174
Total Current Liabilities	28,179	67,746

Long-term debt	81,857	43,136
Long-term lease liability	7,075	7,473
Deferred income tax liabilities, net	595	579
Other non-current liabilities	1,732	1,402
Total Liabilities	119,438	$120,336

Redeemable non-controlling interest	6,598	6,080

Commitments and contingencies (Note 23)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued and 2,881,853 shares outstanding	756	756
Treasury stock, 140,892 shares at $18.58	(2,617)	(2,617)
Additional paid-in capital	—	2,636
Retained earnings	16,270	23,768
Accumulated other comprehensive loss	(684)	(537)
Total Air T, Inc. Stockholders' Equity	13,725	24,006
Non-controlling Interests	989	1,005
Total Equity	14,714	25,011
Total Liabilities and Equity	$140,750	$151,427
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,390)	$11,233
Loss from discontinued operations, net of income tax	—	114
Gain on sale of discontinued operations, net of income tax	(4)	(8,179)
Net (loss) income from continuing operations	(8,394)	3,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,107	5,712
Impairment of investment	—	2,305
Profit from sale of assets on lease and held for lease	(1,473)	(5,277)
Gain on settlement of bankruptcy	—	(4,509)
Write-down of inventory	6,405	—
Other	1,019	1,112

Change in operating assets and liabilities:
Accounts receivable	6,074	(2,242)
Inventories	(129)	(29,614)
Accounts payable	(2,521)	1,512
Accrued expenses	(341)	2,145
Other	(5,570)	(543)
Total adjustments	(2,487)	(28,742)
Net cash used in operating activities - continuing operations	(1,823)	(26,231)
Net cash provided by operating activities - discontinued operations	4	1,157
Net cash used in operating activities	(1,819)	(25,074)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(659)	(626)
Sale of marketable securities	2,452	239
Proceeds from sale of assets on lease and held for lease	8,183	30,688
Acquisition of businesses, net of cash acquired	(536)	(500)
Investment in unconsolidated entities	—	(2,812)
Capital expenditures related to property & equipment	(3,899)	(2,439)
Capital expenditures related to assets on lease or held for lease	(2,106)	(36,253)
Other	(919)	135
Net cash provided by (used in) investing activities - continuing operations	2,516	(11,568)
Net cash provided by investing activities - discontinued operations	—	20,173
Net cash provided by investing activities	2,516	8,605
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	66,383	174,647
Payments on lines of credit	(105,552)	(147,881)
Proceeds from term loan	59,278	35,949
Payments on term loan	(27,275)	(47,438)
Proceeds from PPP loan	8,215	—
Proceeds received from issuance of Trust Preferred Securities ("TruPs")	1,341	8,522
Other	(2,319)	(4,559)
Net cash provided by financing activities - continuing operations	71	19,240
Effect of foreign currency exchange rates on cash and cash equivalents	(412)	260
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	356	3,031
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,571	12,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	15,927	15,571

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Non-cash capital expenditures related to property & equipment	31	—
Equipment leased or held for lease to customers transferred to Inventory	19,623	4,932
Equipment in Inventory transferred to Assets on Lease	—	501
Issuance of Debt - Trust Preferred Securities	—	4,000
Issuance of warrant liability	—	840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash payments for operating leases	1,683	1,485
Cash paid during the year for interest	2,732	3,310
Cash paid during the year for income taxes	477	1,485

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2019	2,023	$506	—	$—	$2,867	$21,191	$(205)	$(1,001)	$23,358

Net income*						7,656		1,991	9,647

Stock Split	1,010	252			(252)				—

Repurchase of common stock	(10)	(2)	141	(2,617)		(198)			(2,817)

Issuance of Debt - Trust Preferred Securities						(4,000)			(4,000)

Issuance of Warrants						(840)			(840)

Adoption of ASC 842 - Leasing						(41)			(41)

Foreign currency translation gain							197	15	212

Adjustment to fair value of redeemable non-controlling interest					21				21

Unrealized loss of interest rate swaps, net of tax							(529)		(529)

Balance, March 31, 2020	3,023	$756	141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

(In thousands)	Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2020	3,023	$756	141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

Net loss*						(7,277)		(16)	(7,293)

Foreign currency translation loss							(409)		(409)

Adjustment to fair value of redeemable non-controlling interest					(2,636)	(221)			(2,857)

Unrealized gain on interest rate swaps, net of tax							262		262

Balance, March 31, 2021	3,023	$756	141	$(2,617)	$—	$16,270	$(684)	$989	$14,714
*Excludes amount attributable to redeemable non-controlling interest in Contrail Aviation.
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2021 AND 2020
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
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and;
•Corporate and other, which acts as the capital allocator and resource for other consolidated businesses. Further, Corporate and other is also comprised of insignificant businesses that do not pertain to other reportable segments.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income and Adjusted EBITDA.
Discontinued Operations

On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the consolidated statements of operations for the fiscal years ended March 31, 2021 and 2020. Refer to Footnote 2 - "Discontinued Operations" for additional information.

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
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. We currently expect that many of our businesses may continue to generate reduced operating cash flow and may operate at a loss during at least the first half of fiscal 2022 and potentially even longer. We expect that these impacts will continue to some extent if the outbreak persists. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however; uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.
Segments - The Company has four reportable operating segments: overnight air cargo, ground equipment sales, commercial jet engine and parts and corporate and other. The Company assesses the performance of these segments on an individual basis (see Note 21).
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

Financial Instruments Designated for Trading – Except for short sales of equity securities, the Company accounts for all other financial instruments (including derivative instruments) designated for trading in accordance with ASC 815. All changes in the fair value of the financial instruments designated for trading are recognized in earnings as they occur. Further, all gains and losses on derivative instruments designated for trading are presented net on the consolidated Statements of Income (Loss). The fair value of derivative instruments designated for trading in a gain position are recorded in Other Current Assets and the fair value of derivative instruments designated for trading in a loss position are recorded in Accrued Expenses and Other on the consolidated Balance Sheets.

The Company accounts for short sales of equity securities in accordance with ASC 942 and ASC 860. The obligations incurred in short sales are reported in Accrued Expenses and Other on the consolidated Balance Sheets. They are subsequently measured at fair value through the income statement at each reporting date with gains and losses on securities. Interest on the short positions are accrued periodically and reported as interest expense. The market value of the Company’s equity securities and cash held by the broker are used as collateral against any outstanding margin account borrowings for purposes of short selling equities. This collateral is recorded in Other Current Assets on the consolidated Balance Sheets.

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

The Company periodically evaluates the carrying value of inventory. In these evaluations, the Company is required to make estimates regarding the net realizable value, which includes the consideration of sales patterns and expected future demand. Any slow moving, obsolete or damaged inventory and inventory with costs exceeding net realizable value are evaluated for write-downs. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

In accordance with industry practice, all inventories are classified as a current asset including portions with long production cycles, some of which may not be realized within one year.

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
Goodwill - The Company evaluates goodwill on an annual basis or anytime events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company is permitted to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value, including goodwill. In qualitatively evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances such as macroeconomic conditions, industry and market developments, cost factors, and the overall financial performance of the reporting unit. If, after assessing these events and circumstances, it is determined that there may be an impairment, then a quantitative analysis is performed. In the first step of the quantitative method, recoverability of goodwill is evaluated by estimating the fair value of the reporting unit’s goodwill using multiple techniques, including a discounted cash flow model income approach and a market approach. The estimated fair value is then compared to the carrying value of the reporting unit. The Company will recognize an impairment charge for the amount by which the carrying value of the reporting unit exceeds its fair value, if any.
Goodwill consisted of the following (in thousands):

	Year Ended March 31,
	2021	2020

Goodwill, at original cost	$4,603	$4,603

Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$4,227	$4,227

As of March 31, 2021, the entire $4.2 million goodwill balance is attributable to the acquisition of Contrail Aviation and included within the Commercial Jet Engines and Parts segment. We performed our annual impairment assessment for goodwill of the Contrail reporting unit at March 31, 2021. In the fiscal year 2021, COVID-19 greatly impacted the macroeconomic conditions and the outlook of the airline industry. Due to this, the Company performed a quantitative analysis using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. Contrail’s market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail.
Based on the results of our annual quantitative assessment conducted as of March 31, 2021, the fair value of our Contrail reporting unit exceeded its carrying value, and management concluded that no impairment charge was warranted.
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
Property and Equipment and Assets on Lease or Held for Lease – Property and equipment is stated initially at cost, or fair value if purchased as part of a business combination. Depreciation and amortization are provided on a straight-line basis over the asset’s useful life. Equipment leased to customers is depreciated using the straight line method. Useful lives range from three years for computer equipment, seven years for flight equipment, ten years for deicers and other equipment leased to customers and thirty years for buildings.

Engine assets on lease or held for lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of engine assets are capitalized as part of the cost of such assets. If assets are not actively being leased (i.e. held for lease), then they are not being depreciated. Major overhauls which improve functionality or extend original useful life are capitalized and depreciated over the engine assets' useful life to a residual value. The Company depreciates the engines on a straight-line basis over the assets' useful life from the acquisition date to a residual value. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life. The Company believes this methodology accurately reflects the typical holding period for the assets and, that the residual value assumption, which is dependent on the Company's eventual plan for the engine assets (i.e. whole asset sale, part-out, etc.), reasonably approximates the selling price of the assets.

When engine assets are committed for sales, the assets are transferred to Inventory. The classification of cash flows associated with the purchase and sale of engine assets is based on the activity that is likely to be the predominant source or use of cash flows for the items.
The Company assesses long-lived assets for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. When evaluating the future cash flows that an asset will generate, we make assumptions regarding the lease market for specific engine models, including estimates of market lease rates and future demand. These assumptions are based upon lease rates that we are obtaining in the current market as well as our expectation of future demand for the specific engine/aircraft model. We determine fair value of the assets by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors such as current data from manufacturers as well as specific market sales. In the event it is determined that the carrying values of long-lived assets are in excess of the estimated undiscounted cash flows from those assets, the Company then will write-down the value of the assets by the excess of carrying value over fair value.

Accounting for Debt - Trust Preferred Securities and Warrant Liability – On June 10, 2019, the Company issued an aggregate of 1.6 million TruPs in the amount of $4.0 million in a non-cash transaction. These TruPs are mandatorily redeemable preferred security obligations of the Company. In accordance with ASC 480, the Company presented mandatorily redeemable preferred securities that do not contain a conversion option as a liability on the balance sheet. In connection with the issuance of the TruPs, the Company also issued an aggregate of 8.4 million warrants (representing warrants to purchase $21.0 million in stated value of TruPs). A warrant for mandatorily redeemable shares conditionally obligates the issuer to ultimately transfer assets—the obligation is conditioned only on the warrant's being exercised because the shares will be redeemed. Thus, warrants for mandatorily redeemable shares are liabilities under ASC 480. Accordingly, the Warrants are recorded within "Other non-current liabilities" on our consolidated balance sheets. As of March 31, 2021, the Warrants are recorded at fair value. Fair value measurement was based on quoted price for a similar asset or liability as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy. See Note 5.
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

Accounting for Redeemable Non-Controlling Interest – In 2016, in connection with the Company's acquisition of Contrail Aviation, Contrail Aviation entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail Aviation. The Operating Agreement includes put and call options (“Put/Call Option”) with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail Aviation and its current Chief Executive Officer. The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which is on July 18, 2021. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of this feature, the Company recorded the non-controlling interest as redeemable and classified it in temporary equity within its Consolidated Balance Sheets initially at its acquisition-date fair value. The non-controlling interest is adjusted each reporting period for income (or loss) attributable to the non-controlling interest as well as any applicable distributions made. A measurement period adjustment, if any, is then made to adjust the non-controlling interest to the higher of the redemption value (fair value) or carrying value each reporting period. These fair value adjustments are recognized through retained earnings and are not reflected in the Company's Consolidated Statements of Income. When calculating earnings per share attributable to the Company, the Company adjusts net income attributable to the Company for the measurement period adjustment to the extent the redemption value exceeds the fair value of the non-controlling interest on a cumulative basis. The fair value of the non-controlling interest is determined using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. Contrail’s market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail.
As of March 31, 2021, the fair value of the redeemable non-controlling interest is $6.6 million. The net change in the redemption value compared to March 31, 2020 is an increase of $0.5 million. The increase was driven by $2.9 million related to the net change in fair value during the fiscal year ended March 31, 2021, which is reflected on our consolidated statements of equity, partially offset by net loss attributable to and distributions made to the non-controlling interest. See Note 5. The fair value increase is primarily attributable to the value associated with Contrail's potential investment in an aircraft asset management joint venture, which subsequently closed on May 5, 2021. See Note 24.
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
The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income. These pass-through costs totaled $19.9 million and $23.7 million for the years ended March 31, 2021 and 2020, respectively.

Liquidity – The Company’s Credit Agreement with MBT (the Air T debt in Note 13) includes several covenants that are measured once a year at March 31, including, but not limited to, a financial covenant requiring a debt service coverage ratio of 1.25. The AirCo 1 Credit Agreement (the AirCo 1 debt in Note 13) contains an affirmative covenant relating to collateral valuation. As of March 31, 2021, the Company and AirCo 1 were in compliance with all financial covenants.

The Contrail Credit Agreement (the Contrail debt in Note 13) contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum TNW of $15 million.

On September 25, 2020, Contrail entered into a Third Amendment to Supplement #2 to Master Loan Agreement dated June 24, 2019 with Old National Bank ("ONB"). The material changes within the Third Amendment were: (a) to extend the date for compliance with the provision where Contrail is required to pay down the total outstanding principal balance of its revolver to zero for at least thirty consecutive days to September 5, 2021; and (b) to extend the date for compliance with the required quarterly debt service coverage ratio covenant such that Contrail shall commence compliance with the covenant commencing on March 31, 2022 and on the last day of each fiscal quarter thereafter.

Due primarily to the impact of COVID-19 on its business, as of March 31, 2021, Contrail was not in compliance with maintaining the minimum TNW of $15 million. As of the issuance date of this report, pursuant to the existing terms of the Contrail Credit Agreement, the Company and the non-controlling interest owner of Contrail made total capital contributions to Contrail in the amount of $1.4 million, which had the effect of curing this financial covenant non-compliance. Contrail and ONB are also in discussions to reduce the minimum TNW to $8 million, in exchange for certain amendments to its credit agreement, including renewing its revolving line of credit at a lower amount than the current agreement. However, there is no assurance that Contrail will be successful in reducing the minimum TNW financial covenant.

The obligations of Contrail under the Contrail Credit Agreement are guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with other lenders. In the possible absence of Contrail’s operation as a going concern, the Company believes it, along with the rest of its businesses, will continue to operate as a going concern, given the maximum guarantee of Contrail’s obligations of $1.6 million.

On November 24, 2020, Contrail and ONB entered into Supplement #8 to Master Loan Agreement and related documentation for a loan in the aggregate amount of $43.6 million for which ONB served as lender pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve. The Contrail Main Street Loan was approved by the Fed and completed by December 8, 2020. The proceeds were used to pay down the Contrail Revolver. The loan proceeds are also to be used as working capital to support the operations of Contrail in the ordinary course of business, which includes the acquisition from time to time of aircraft and engines. The indebtedness incurred is subject to the terms and provisions of the Master Loan Agreement. The principal terms of the Contrail Main Street Loan are detailed in Note 13.

On December 11, 2020, AirCo 1 and PSB entered into a loan in the aggregate amount of $6.2 million for which PSB served as lender pursuant to the Main Street Priority Loan Facility as established by the Fed. The AirCo 1 Main Street Loan was approved by the Fed and completed by December 22, 2020. The loan proceeds were used to pay off the AirCo 1 revolving line of credit with MBT. The principal terms of the Term Loan - PSB are detailed in Note 13.

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

In April 2020, the Company obtained loans under the Payroll Protection Program ("PPP loan"), as authorized by the CARES Act, of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. The Company has applied to MBT for forgiveness of the PPP Loan; however, forgiveness is not fully assured.

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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The Company adopted this standard on April 1, 2020. As of March 31, 2021, the standard did not have a material impact on the Company's consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The Company adopted this amendment on April 1, 2020. As of March 31, 2021, the amendment did not have a material impact on the Company's consolidated financial statements and disclosures.

In October 2018, the FASB updated the Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities of the Accounting Standards Codification. The amendments in this update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall. Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted this amendment on April 1, 2020. As of March 31, 2021, the amendment did not have a material impact on the Company's consolidated financial statements and disclosures.

In December 2019, the FASB updated the Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes of the Accounting Standards Codification. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The amendments in this Update simplify the accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income), among other changes. The Company early adopted this amendment as of April 1, 2020. The amendment resulted in an immaterial impact to its consolidated financial statements and disclosures.

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

2.    DISCONTINUED OPERATIONS

On September 30, 2019, the Company completed the sale of 100% of the equity ownership in the Company’s wholly-owned subsidiary, GAS to PrimeFlight Aviation Services, Inc., a Delaware corporation. The agreement included a purchase price of $21 million as well as an earn-out provision of $4 million if certain performance metrics were achieved by March 31, 2020. Those metrics were not achieved per the final settlement statement received during the second quarter ended September 30, 2020. The Company received approximately $20.5 million of total proceeds at closing after the initial net working capital adjustment. The Company recognized a pre-tax gain on the sale of GAS of approximately $10.5 million with a tax impact of $2.3 million for a net of tax gain of $8.2 million.

Summarized results of operations of GAS for the year ended March 31, 2021 and 2020 through the date of disposition are as follows (in thousands):

	Year ended March 31,
	March 31, 2021	March 31, 2020
Net sales	$—	$16,637
Operating Income (Expense)	4	(17,319)
Gain/(Loss) from discontinued operations before income taxes	4	(682)
Income tax benefit	—	(568)
Income/(Loss) from discontinued operations, net of tax	$4	$(114)

The following table presents capital expenditures, depreciation and amortization and other significant operating non-cash items of our discontinued operations for fiscal 2021 and 2020 (in thousands):

	Fiscal year
	2021	2020
Capital expenditures	—	82
Depreciation and amortization	—	165
Goodwill and asset impairments	—	405

3.    MAJOR CUSTOMER
Approximately 37% and 30% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2021 and 2020, respectively. Approximately 35% and 16% of the Company’s consolidated accounts receivable at March 31, 2021 and 2020, respectively, were due from FedEx Corporation.
4.    VARIABLE INTEREST ENTITIES
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

The conclusion of the bankruptcy proceedings also resulted in the dissolution of Delphax Canada. In addition, on June 11, 2019, the Company also fully dissolved Delphax UK. As such, the only Delphax entity that remains in existence as of March 31, 2021 is Delphax France. The Company extinguished the assets and liabilities of Delphax Canada and Delphax UK during the quarter ended June 30, 2019 and recognized a gain on dissolution of entities of $4.5 million.

Delphax had total assets and liabilities with carrying values of $8.0 thousand and $0.5 million, as of March 31, 2021 and $11.0 thousand and $0.5 million, as of March 31, 2020.

Delphax’s components of net income (loss) are included in our consolidated statements of income and comprehensive income herein. For the fiscal years ended March 31, 2021 and 2020, Delphax did not recognize any revenue, respectively. For the fiscal year ended March 31, 2021, Delphax recorded net loss and operating loss of $48.0 thousand. For the fiscal year ended March 31, 2020, Delphax recorded net income of $6.1 million, broken out between an operating loss of $0.2 million and non-operating income of $6.3 million, the majority of which was the result of the gain on dissolution of entities of $4.5 million.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures and reports financial assets and liabilities at fair value. Fair value measurement is classified and disclosed in one of the following three categories:
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

Assets Measured and Recorded at Fair Value on a Recurring Basis
The following consolidated balance sheet items are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31,
	2021	2020
Marketable securities (Level 1)	$2,914	$3,240
Interest rate swaps (Level 2)	$593	$914
Debt - Trust Preferred Securities (Level 2)	$14,289	12,877
Warrants Liability (Level 2)	$414	485
Redeemable non-controlling interest (Level 3)	$6,598	$6,080
The fair values of our interest rate swaps are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. See Note 9.
The fair value of the Debt - Trust Preferred Securities was based on quoted prices as observed on the NASDAQ Global Market. The fair value of the Warrants was derived from quoted prices for a similar asset or liability as observed on the NASDAQ Global Market. Both of these items are classified as Level 2 in the hierarchy.
The fair value of the redeemable non-controlling interest is based on a combination of market approach and income approach and is classified as Level 3 in the hierarchy.
The fair value measurements which use significant observable inputs (Level 3), changed due to the following (in thousands):

Redeemable Non- Controlling Interest
Beginning Balance as of April 1, 2020	$6,080
Contribution from non-controlling member	—
Distribution to non-controlling member	(1,244)
Net loss attributable to non-controlling interests	(1,095)
Fair value adjustment	2,857
Ending Balance as of March 31, 2021	$6,598

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their fair values at March 31, 2021 and 2020.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company determines fair value of engine assets on lease or held for lease by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors such as current data from manufacturers as well as specific market sales. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of engine assets on lease or held for lease. As of March 31, 2021, as a result of our year-end valuation, we did not identify any impairment on our engine assets on lease or held for lease.

6.    INVENTORIES
Inventories consisted of the following (in thousands):

	Year Ended March 31,
	2021	2020
Ground equipment manufacturing:
Raw materials	4,695	4,192
Work in process	5,820	2,731
Finished goods	1,691	1,725
Corporate and Other:
Raw materials	462	464
Finished goods	889	910
Commercial jet engines and parts:	60,516	51,084
Total inventories	74,073	61,106
Reserves	(2,102)	(483)
Total, net of reserves	$71,971	$60,623

A write-down of $6.4 million was recorded on the inventory of the commercial jet engines and parts segment during the fiscal year ended March 31, 2021. Of the total write-down, $0.5 million was driven by a management decision to monetize two engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds during the quarter ended September 30, 2020. The remaining write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2021, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.
7.    ASSETS ON LEASE

The Company leases equipment to third parties, primarily through Contrail which leases engines to aviation customers with lease terms between 1 and 3 years under operating lease agreements. For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the leases. The Company depreciates the engines on a straight-line basis over the assets' useful life from the acquisition date to a residual value. Depreciation expense relating to engines on lease was $1.9 million and $4.4 million for the fiscal years ended March 31, 2021 and 2020, respectively.

Future minimum rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. Contingent rent earned totaled approximately $4.9 thousand and $3.7 million for the fiscal years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, future minimum rental payments to be received under non-cancelable leases are as follows (in thousands):

Year ended March 31,
2022	$825
2023	4,262
2024	73
2025	—
2026	—
Thereafter	—
Total	$5,160

As of March 31, 2021, Contrail has one engine on lease that is due a return-to-condition compensation ("engine compensation") upon the lease termination in December 2022. The engine compensation is determined as the sum of $3.6 million, plus a variable component calculated based on various escalation factors, including usage of flight hours and consumption of material, labor and utility. The Company estimated the engine compensation as of March 31, 2021 to be $4.1 million, which was recorded within "Other Assets" on our consolidated balance sheets. $3.6 million of the engine compensation is fixed, and thus is included within the $4.3 million of future rental payments to be received during the fiscal year ended March 31, 2023.

8.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Year Ended March 31,
	2021	2020
Furniture, fixtures and equipment	$4,852	$5,243
Leasehold improvements	5,541	2,390
Building	2,636	1,958
	13,029	9,591
Less accumulated depreciation	(4,510)	(4,319)
Property and equipment, net	$8,519	$5,272

9.    INVESTMENTS IN SECURITIES AND DERIVATIVE INSTRUMENTS
As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Air T Term Note A and Term Note D). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt to provide a fixed rate of 4.56% and 5.09%, respectively, on Term Notes A and D. The swaps mature in January 2028. As of August 1, 2018, these swap contracts are designated as effective cash flow hedging instruments in accordance with ASC 815. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the consolidated statement of income as interest expense in the same period in which the underlying hedged transaction affects earnings. The interest rate swaps are considered Level 2 fair value measurements. As of March 31, 2021 and March 31, 2020, the fair value of the interest-rate swap contracts was a liability of $0.6 million and $0.9 million, respectively, which is included within Other Non-Current Liabilities in the consolidated balance sheets. During the twelve months ended March 31, 2021 and 2020, the Company recorded a loss of approximately $0.3 million and a gain of $0.5 million, net of tax, respectively, in the consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the fiscal year ended March 31, 2021, related to these derivative instruments, the Company had a gross gain aggregating to $0.8 million and a gross loss aggregating to $23.7 thousand. During the fiscal year ended March 31, 2020, related to these derivative instruments, the Company had a gross gain aggregating to $1.7 thousand and a gross loss aggregating to $0.3 million.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets. During the fiscal year ended March 31, 2021, the Company had a gross unrealized gain aggregating to $1.2 million and a gross unrealized loss aggregating to $1.2 million. During the fiscal year ended March 31, 2020, the Company had a gross unrealized gain aggregating to $8.4 thousand and a gross unrealized loss aggregating to $0.5 million. These unrealized gains and losses are included in Other Income (Loss) on the consolidated Statement of Income.

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2021 and 2020, the Company had outstanding borrowings of $0 and $0.4 million under its margin account, respectively, which is reflected in accrued expenses and other on the consolidated balance sheets. As of March 31, 2021 and 2020, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $0.9 million and $1.3 million, respectively, which is reflected in other current assets on the consolidated balance sheets. The interest rate on margin account borrowings was 9.4% as of March 31, 2021.

10.    EQUITY METHOD INVESTMENTS
The Company’s investment in Insignia is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. On December 31, 2020, Insignia effected a seven-for-one reverse stock split of its outstanding common stock. As such, as of March 31, 2021, the number of Insignia's shares owned by the Company was adjusted to 0.5 million, representing approximately 28% of the outstanding shares. For the fiscal years ended March 31, 2021 and 2020, the Company recorded approximately $1.2 million and $1.5 million as its share of Insignia’s net loss for the twelve months ended December 31, 2020 and 2019, respectively, along with a basis difference adjustment of approximately $96.1 thousand. In addition to the current year's loss attribution, the previous impairments taken in prior fiscal years have accelerated the Company's net investment basis in Insignia to be zero as of March 31, 2021.
On November 8, 2019, the Company made an investment of $2.8 million to purchase a 19.90% ownership stake in CCI, subsequently reduced to a 18.98% ownership stake as of September 30, 2020. The Company accounts for this investment under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. For the fiscal year ended March 31, 2021, the Company recorded a gain of $0.4 million as its share of CCI's net income for the twelve months ended December 31, 2020, along with a basis difference adjustment of $49.9 thousand. The Company's net investment basis in CCI is $3.8 million as of March 31, 2021.
Summarized audited financial information for the Company's equity method investees for the twelve months ended December 31, 2020 and December 31, 2019 are as follows (in thousands):

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Revenue	$91,245	$108,751
Gross Profit	4,589	7,570
Operating loss	(10,551)	(2,653)
Net loss	(1,960)	(3,645)
Net loss attributable to Air T, Inc. stockholders	$(760)	$(887)

11.     ACCRUED EXPENSES

	Year ended March 31,
(In thousands)	2021	2020

Salaries, wages and related items	$5,427	$3,616
Profit sharing and bonus	2,706	3,349
Other deposits	1,251	1,722
Other	3,403	4,337
Total	$12,787	$13,024

12.    LEASE ARRANGEMENTS
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

The components of lease cost for the twelve months ended March 31, 2021 and 2020 are as follows (in thousands):

	Twelve Months Ended March 31, 2021	Twelve Months Ended March 31, 2020
Operating lease cost	$2,134	$2,093
Short-term lease cost	316	439
Variable lease cost	760	342
Total lease cost	$3,210	$2,874

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the years ended March 31, 2021 and 2020 were as follows (in thousands):

	March 31, 2021	March 31, 2020
Operating leases
Operating lease ROU assets	$7,757	$8,116
Operating lease liabilities	8,445	8,647

Weighted-average remaining lease term
Operating leases	13 years, 9 months	14 years, 4 months

Weighted-average discount rate
Operating leases	4.37%	4.50%

Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the year ended March 31, 2021 are as follows (in thousands):

Operating Leases
2022	$1,814
2023	1,680
2024	1,316
2025	1,013
2026	712
Thereafter	5,893
Total undiscounted lease payments	12,428
Less: Interest	(3,439)
Less: Discount	(544)
Total lease liabilities	$8,445

13.    FINANCING ARRANGEMENTS
Borrowings of the Company and its subsidiaries are summarized below at March 31, 2021 and March 31, 2020, respectively.

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

The PPP Loan is unsecured and guaranteed by the United States Small Business Administration ("SBA"). The Company has applied to MBT for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 13, 2020, calculated in accordance with the terms of the CARES Act. The PPP Loan bears interest at a fixed annual rate of one percent (1%). Once the forgiveness determination is made, the Company will be required to make repayments plus interest on any unforgiven amount. As of March 31, 2021, the Company has used the funds received from the PPP loan on eligible expenses as outlined in the CARES Act.

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

On November 24, 2020, Contrail and ONB entered into Supplement #8 to Master Loan Agreement and related documentation for a loan in the aggregate amount of $43.6 million for which ONB served as lender pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve. The Contrail Main Street Loan was approved by the Fed and completed by December 8, 2020. The proceeds were used to pay down the Contrail Revolver. The loan proceeds are also to be used as working capital to support the operations of Contrail in the ordinary course of business, which includes the acquisition from time to time of aircraft and engines. The indebtedness incurred is subject to the terms and provisions of the Master Loan Agreement.

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

The principal terms of the Term Loan - PSB are: (a) interest on the loan accrues at a floating rate of 3-month LIBOR plus 3.00% and interest is payable commencing December 11, 2021; (b) 15% principal payments (including any capitalized interest accrued thereon) are due on December 11, 2023, and 2024, with the remainder due on the loan maturity date – December 11, 2025; (c) the loan is not guaranteed; and, (d) a 2% origination fee was paid on funding of the loan. The loan contains an affirmative covenant relating to collateral valuation. The terms of the loan provide for customary events of default, including, among others, those relating to a failure to make payment, breaches of representations and covenants, and the occurrence of certain events. The loan is secured by a security interest in the assets of AirCo 1 and a pledge of AirCo’s membership interest in AirCo 1.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$—	$—	8/31/21	Greater of 2.5% or Prime - 1%	$17,000
Supplemental Revolver - MBT	—	9,550	6/30/20	Greater of 1-month LIBOR + 1.25% or 3%
Term Note A - MBT	6,750	7,750	1/1/28	1-month LIBOR + 2%
Term Note B - MBT	3,375	3,875	1/1/28	4.50%
Term Note D - MBT	1,472	1,540	1/1/28	1-month LIBOR + 2%
Term Note E - MBT	4,706	—	6/25/25	Greater of LIBOR + 1.5% or 2.5%
Debt - Trust Preferred Securities	14,289	12,877	6/7/49	8%
PPP Loan	8,215	—	12/24/22[1]	1%
Total	38,807	35,592

AirCo 1 Debt
Revolver - MBT	—	8,335	8/31/21[2]	Greater of 6.5% or Prime + 2%	—
Term Loan - PSB	6,200	—	12/11/25	3-month LIBOR + 3%
Total	6,200	8,335

Contrail Debt
Revolver - ONB	—	21,284	9/5/21	1-month LIBOR + 3.45%	40,000
Term Loan A - ONB	—	6,285	1/26/21	1-month LIBOR + 3.75%
Term Loan E - ONB	—	6,320	12/1/22	1-month LIBOR + 3.75%
Term Loan F - ONB	—	8,358	5/1/25	1-month LIBOR + 3.75%
Term Loan G - ONB	43,598	—	11/24/25	1-month LIBOR + 3.00%
Total	43,598	42,247

Delphax Solutions Debt
Canadian Emergency Business Account Loan	32	—	12/31/25	5%
	32	—

Total Debt	88,637	86,174

Less: Unamortized Debt Issuance Costs	(1,141)	(354)
Total Debt, net	$87,496	$85,820
Fiscal 2021's weighted average interest rate on short term borrowings outstanding was 0.0% due to the fact that all short-term borrowings outstanding as of March 31, 2021 have zero balances. The weighted average interest rate on short term borrowings outstanding as of March 31, 2020 was 3.7%.
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

The obligations of Contrail under the Contrail Credit Agreement with ONB are secured by a first-priority security interest in substantially all of the assets of Contrail. The obligations of Contrail under the Contrail Credit Agreement are also guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with MBT.
1 Pursuant to The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, the SBA extended the deferral period for loan payments to either (1) the date that SBA remits the borrower’s loan forgiveness amount to MBT or (2) if Air T did not apply for loan forgiveness, 10 months after the end of Air T’s loan forgiveness covered period, which is December 24, 2022. SBA does not require a formal modification to the original promissory note agreement.
2 The AirCo 1 Revolver was paid off and closed as of December 31, 2020.

At March 31, 2021, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Fiscal year ended	Amount
2022	$5,639
2023	5,711
2024	9,037
2025	9,037
2026	41,163
Thereafter	18,050
88,637
Less: Unamortized Debt Issuance Costs	(1,141)
$87,496
The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.
Fair Value of Debts - As of March 31, 2021 and 2020, the carrying amounts reported in the consolidated balance sheets for the Company’s debt instruments approximate the fair values. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debts.
Interest Expense, net - The components of net interest expense during the years ended March 31, 2021 and March 31, 2020 are as follows (in thousands):

	March 31, 2021	March 31, 2020
Contractual interest	4,352	4,458
Amortization of deferred financing costs	288	237
Interest income	(16)	(3)
Total	4,624	4,692

Other - On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of the securities enumerated below:

•A dividend of one additional share for every two shares already held (a 50% stock dividend, or the equivalent of a 3-for-2 stock split). See Note 22.
•The Company issued and distributed to existing common shareholders, via a non-cash transaction from equity, an aggregate of 1.6 million trust preferred capital security shares (aggregate $4.0 million stated value) and an aggregate of 8.4 million warrants (representing warrants to purchase $21.0 million in stated value of TruPs).

On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs currently is $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share.

As of March 31, 2021, approximately 4.1 million Warrants have been exercised. As a result, the amount outstanding on the Company's Debt - Trust Preferred Securities is $14.3 million as of March 31, 2021.

At March 31, 2021, the Company had Warrants outstanding and exercisable to purchase approximately 4.3 million shares of its TruPs at an exercise price of $2.40 per one-tenth of a share. The Warrants will expire on August 30, 2021 or earlier upon redemption or liquidation.

14.    RELATED PARTY MATTERS
Contrail Aviation Support, LLC leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a limited liability company whose membership interests are owned by Mr. Joseph Kuhn, Contrail's Chief Executive Officer and Mrs. Miriam Cohen-Kuhn, Contrail's Chief Financial Officer, equally. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of approximately $0.2 million to Cohen Kuhn Properties, LLC pursuant to such lease during the period from April 1, 2020 through March 31, 2021. The lease for this facility originally was to expire on June 30, 2021, however; in April 2021, the Company executed the option to renew the lease for an additional period of 5 years on the same terms. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.
Gary S. Kohler, a director of the Company, entered into an employment agreement with Blue Clay Capital Management, a wholly-owned subsidiary of the Company, in the Corporate and other segment, to serve as its Chief Investment Officer in return for an annual salary of $50.0 thousand plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses.
Nick Swenson, CEO of the Company, is also the majority shareholder of CCI. As of March 31, 2021, Mr. Swenson owned 66.7% of ownership interests in CCI. Under the VIE model, Mr. Swenson is the primary beneficiary of CCI due to the high extent of his ownership relative to other shareholders of CCI, and the lack of shared power between Mr. Swenson and the Company ("the related party group") to direct the activities of CCI that most significantly impact CCI’s economic performance.

15.    EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS
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
No options were granted under Air T, Inc.’s stock option plan during the fiscal years ended March 31, 2021 and 2020. No stock-based compensation expense with respect to this plan was recognized for the year ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was no unrecognized compensation expense related to the Air T Inc. stock options.
There was no activity during the fiscal years ended March 31, 2021 and 2020 under the Delphax option plans. Option activity during the fiscal years ended March 31, 2020 (retrospectively adjusted to account for the stock split on June 10, 2019) and 2021 is summarized below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	11,250	$6.61	4.07	$152,075
Granted	—	—
Exercised	—	—
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2020	11,250	6.61	3.07	66,388
Granted	—	—
Exercised	—	—
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2021	11,250	$6.61	2.07	$193,063
Exercisable at March 31, 2021	11,250	$6.61	2.07	$193,063

16.    REVENUE RECOGNITION
Performance Obligations
The following is a description of the Company’s performance obligations as of March 31, 2021:

Type of Revenue	Nature, Timing of Satisfaction of Performance Obligations, and Significant Payment Terms
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

The following table summarizes disaggregated revenues by type (in thousands):

	Year Ended
	March 31, 2021	March 31, 2020
Product Sales
Air Cargo	$19,892	$23,690
Ground equipment sales	59,794	58,082
Commercial jet engines and parts	40,066	86,625
Corporate and other	327	261
Support Services
Air Cargo	46,330	51,469
Ground equipment sales	291	485
Commercial jet engines and parts	4,743	3,675
Corporate and other	132	146
Leasing Revenue
Air Cargo	—	—
Ground equipment sales	149	189
Commercial jet engines and parts	1,730	10,797
Corporate and other	136	152
Other
Air Cargo	29	116
Ground equipment sales	445	400
Commercial jet engines and parts	254	187
Corporate and other	803	511

Total	$175,121	$236,785

See Note 20 for the Company's disaggregated revenues by geographic region and Note 21 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs
Contract liabilities relate to deferred revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2020 and March 31, 2021 and the amount of contract liabilities that were recognized as revenue during the year ended March 31, 2021 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities Recognized as Revenue
As of March 31, 2021	$1,358
As of April 1, 2020	$1,853
For the year ended March 31, 2021		$777

17.    EMPLOYEE BENEFITS
The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(e) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the years ended March 31, 2021 and 2020 was approximately $0.5 million and $0.6 million, respectively, and was recorded in the consolidated statements of income.
The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2021 and 2020 was approximately $1.5 million and $3.5 million, respectively, and was recorded in general and administrative expenses in the consolidated statements of income.

18.    INCOME TAXES
Income tax expense (benefit) attributable to (loss) income from continuing operations consists of (in thousands):

	Year Ended March 31,
	2021	2020
Current:
Federal	$(3,330)	$43
State	130	(8)
Foreign	39	—
Total current	(3,161)	35
Deferred:
Federal	91	(481)
State	(317)	(98)
Total deferred	(226)	(579)

Total	$(3,387)	$(544)

Income tax expense attributable to (loss) income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to pretax (loss) income from continuing operations as follows (in thousands):

	Year Ended March 31,
	2021		2020
Expected Federal income tax (benefit)/ expense U.S. statutory rate	$(2,472)	21.0%	$551	21.0%
State income taxes, net of federal benefit	(271)	2.3%	(519)	-19.8%
Nontaxable cancellation of debt income	—	0.0%	(1,331)	-50.7%
Micro-captive insurance benefit	(217)	1.8%	(172)	-6.6%
Change in valuation allowance	621	-5.3%	(7,789)	-296.8%
Income attributable to minority interest - Contrail	247	-2.1%	(325)	-12.4%
Write-off Delphax tax attributes	—	0.0%	9,353	356.4%
Acquired Net Operating Loss ("NOL") carrybacks; CARES Act	—	0.0%	(363)	-13.8%
NOL Carryback - Rate Differential	(1,468)	12.5%	—	0.0%
Other differences, net	173	-1.4%	51	1.9%
Income tax benefit	$(3,387)	28.8%	$(544)	-20.7%

The Company did not record any liabilities for uncertain tax positions for the fiscal years ended March 31, 2021 and March 31, 2020.

During the fiscal period ended March 31, 2020, the Company sold GAS. See Note 2. The tax benefit related to this entity allocated to discontinued operations for March 31, 2020 was $0.6 million. In addition, a gain on the sale of discontinued operations was recognized, resulting in a net of tax gain of $8.2 million.

The Company has state gross operating losses of $6.4 million at March 31, 2021. These net operating losses will begin to expire in tax year 2030. The Company has foreign tax credits of $0.5 million that will begin to expire in tax year 2026.

DSI and Delphax (collectively known as the “Delphax entities”) are not included in Air T’s consolidated tax return. During the year ended March 31, 2021, DSI and Delphax accounted for $0.3 million and $(0.1) million, respectively, of fiscal year 2021's valuation allowance effect. During the year ended March 31, 2020, each entity, respectively, accounted for $0.2 million and $(8.9) million of the fiscal year 2020's valuation allowance effect. The valuation allowance release in March 31, 2020 relates to attribute reduction for cancellation of debt income and dissolution of the Canadian and UK subsidiaries (See Note 4). Impairment on investments and changes in unrealized losses related to available-for-sale securities and foreign tax credits accounted for the remaining valuation allowance effect for each year.

In March of 2020, the CARES Act was enacted and made significant changes to federal tax laws, including certain changes that were retroactive to the March 31, 2020 tax year. Changes in tax laws are accounted for in the period of enactment and the retroactive effects are recognized in these financial statements. Of the changes impactful to the Company, the CARES act permits favorable treatment of deductible interest expense as well as the ability to carryback tax losses incurred in the March 31, 2021 fiscal year up to 5 years and recoup previously paid federal income taxes; under which the Company was subject to a higher federal tax rate. The benefit of the recoupment of these taxes are included in these consolidated financial statements and the Company expects to receive a refund of $3.4 million.

Deferred tax assets and liabilities were comprised of the following (in thousands):

	2021	2020
Net operating loss & attribute carryforwards	$4,094	$3,524
Unrealized losses on investments	1,504	1,693
Investment in foreign subsidiaries	1,331	1,369
Investment in partnerships	821	840
Lease liabilities	1,999	1,909
Other deferred tax assets	1,991	1,019
Total deferred tax assets	11,740	10,354

Bargain purchase gain	(470)	(385)
Property and equipment	(1,184)	(485)
Right-of-use assets	(1,838)	(1,791)
Capital gain deferment	(1,782)	(1,700)
Other deferred tax liabilities	(35)	(167)
Total deferred tax liabilities	(5,309)	(4,528)

Net deferred tax asset	$6,431	$5,826

Less valuation allowance	(7,026)	(6,405)

Net deferred tax liability	$(595)	$(579)

Delphax entities

As described in Note 4, effective on November 24, 2015, Air T, Inc. purchased interests in Dephax. With an equity investment level by the Company of approximately 67%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax has foreign subsidiaries located in France, and historically had foreign subsidiaries located in Canada and the United Kingdom; all of which file(d) tax returns in those jurisdictions. With few exceptions, Delphax, is no longer subject to examinations by income tax authorities for tax years before 2015.

Delphax maintains a September 30 fiscal year end and DSI maintains a March 31 fiscal year end. The returns for the fiscal years ended September 30, 2020 and March 31, 2021 have not yet been filed. Included in the deferred tax balances above and related to the Delphax entities are estimated foreign and U.S. federal loss carryforwards of $6.1 million and $8.5 million, respectively. The net operating losses expire in varying amounts beginning in the tax year 2027.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax entities' tax attributes, the Company has established a full valuation allowance of $5.0 million at March 31, 2021, and $4.8 million at March 31, 2020. The cumulative tax losses incurred by the Delphax entities in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against the Delphax entities’ net deferred tax assets.

The Company continues to assert that it will permanently reinvest any foreign earnings of DSI in a foreign country and will not repatriate those earnings back to the U.S. As a result of its permanent reinvestment assertion, the Company has not recorded deferred taxes related to DSI under the indefinite exception.

19.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Operating Revenues	$36,970	$35,604	$55,819	$46,728
(Loss) Income from continuing operations, net of tax	(956)	(3,357)	1,763	(5,844)
Less: Loss attributable to non-controlling interests	115	433	335	230
(Loss) Income from continuing operations attributable to Air T, Inc. Stockholders	(841)	(2,924)	2,098	(5,614)
Income from discontinued operations, net of tax	—	4	—	—

Basic (Loss) Income per share from continuing operations	(0.29)	(1.01)	0.73	(1.96)
Basic Income (Loss) per share from discontinued operations	—	—	—	—
Basic (Loss) Income per share	(0.29)	(1.01)	0.73	(1.96)

Diluted (Loss) Income per share from continuing operations	(0.29)	(1.01)	0.73	(1.96)
Diluted Income (loss) per share from discontinued operations	—	—	—	—
Diluted Loss per share	$(0.29)	$(1.01)	$0.73	$(1.96)
Antidilutive shares Excluded from Computation of income (loss) per share from continuing operations (in shares)	5	5	—	8
Antidilutive shares Excluded from Computation of income (loss) per share from discontinued operations (in shares)	—	—	—	—
Antidilutive shares Excluded from Computation of income (loss) per share (in shares)	5	5	—	8

2020
Operating Revenues	$47,188	$50,693	$73,300	$65,604
Income (Loss) from continuing operations, net of tax	3,991	(2,122)	581	718
Less: Net (Income) Loss attributable to non-controlling interests	(2,373)	(287)	(789)	(128)
Income (Loss) from continuing operations attributable to Air T, Inc. Stockholders	1,618	(2,409)	(208)	590
Income (Loss) from discontinued operations, net of tax	165	8,124	(222)	(2)

Basic Income (loss) per share from continuing operations	0.72	(0.80)	(0.07)	0.20
Basic Income (Loss) per share from discontinued operations	0.07	2.69	(0.07)	—
Basic Income (Loss) per share	0.79	1.89	(0.14)	0.20

Diluted Income (Loss) per share from continuing operations	0.72	(0.80)	(0.07)	0.20
Diluted Income (loss) per share from discontinued operations	0.07	2.68	(0.07)	—
Diluted Income (Loss) per share	$0.79	$1.88	$(0.14)	$0.20
Antidilutive shares Excluded from Computation of income (loss) per share from continuing operations (in shares)	—	5	6	—
Antidilutive shares Excluded from Computation of income (loss) per share from discontinued operations (in shares)	—	—	6	7
Antidilutive shares Excluded from Computation of income (loss) per share (in shares)	—	—	6	—

20.    GEOGRAPHICAL INFORMATION
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2021 and March 31, 2020 (in thousands):

	March 31, 2021	March 31, 2020
United States	$8,632	$19,086
Foreign	2,018	14,131
Total tangible long-lived assets, net	$10,650	$33,217

The Company’s tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent primarily engines on lease or held for lease at March 31, 2021. The net book value located within each individual country at March 31, 2021 is listed below (in thousands):

Country	March 31, 2021	March 31, 2020
Netherlands	—	4,778
Estonia	—	7,408
Macau	1,896	—
Mexico	—	1,845
Other	122	100
	$2,018	$14,131

Total revenue, located in the United States, and outside the United States is summarized in the following table as of March 31, 2021 and March 31, 2020 (in thousands):

	March 31, 2021	March 31, 2020
United States	$147,010	$187,710
Foreign	28,111	49,075
Total revenue	$175,121	$236,785

21.    SEGMENT INFORMATION
The Company has four reportable segments: overnight air cargo, ground equipment sales, commercial jet engine and parts and corporate and other. Due to insignificance, the Company combined the previous printing and equipment segment into corporate and other. We have presented prior periods based on the current presentation. Segment data is summarized as follows (in thousands):

	Year Ended March 31,
	2021	2020
Operating Revenues:
Overnight Air Cargo	$66,251	$75,275
Ground Equipment Sales:
Domestic	51,558	54,108
International	9,121	5,048
Total Ground Equipment Sales	60,679	59,156
Commercial Jet Engines and Parts
Domestic	28,235	57,528
International	18,558	43,756
Total Commercial Jet Engines and Parts	46,793	101,284
Corporate and Other
Domestic	967	799
International	431	271
Total Corporate and Other	1,398	1,070
Total	$175,121	$236,785

Operating Income (Loss):
Overnight Air Cargo	$2,178	$749
Ground Equipment Sales	8,948	7,302
Commercial Jet Engines and Parts	(10,882)	8,322
Corporate and Other	(9,419)	(9,082)
Total	$(9,175)	$7,291

Capital Expenditures:
Overnight Air Cargo	$74	$299
Ground Equipment Sales	124	881
Commercial Jet Engines and Parts	5,774	34,873
Corporate and Other	33	1,096
Total	$6,005	$37,149

Depreciation and Amortization:
Overnight Air Cargo	$66	$72
Ground Equipment Sales	184	261
Commercial Jet Engines and Parts	2,438	4,771
Corporate and Other	419	577
Total	$3,107	$5,681

22.    EARNINGS PER COMMON SHARE

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
The computation of earnings per common share is as follows (in thousands, except per share data):

	Year Ended March 31,
	2021	2020
Net (loss) income from continuing operations	$(8,394)	$3,168
Net loss (income) from continuing operations attributable to non-controlling interests	1,113	(3,577)
Net loss from continuing operations attributable to Air T, Inc. Stockholders	(7,281)	(409)

Loss from continuing operations per share:
Basic	$(2.53)	$(0.15)
Diluted	$(2.53)	$(0.15)
Antidilutive shares Excluded from Computation of loss per share from continuing operations	6	7

Loss from discontinued operations, net of tax	—	(114)
Gain on sale of discontinued operations, net of tax	4	8,179
Gain from discontinued operations attributable to Air T, Inc. stockholders	4	8,065

Income from discontinued operations per share:
Basic	$—	$2.89
Diluted	$—	$2.88
Antidilutive shares Excluded from Computation of income per share from discontinued operations	—	—

(Loss) Income per share:
Basic	$(2.53)	$2.74
Diluted	$(2.53)	$2.73
Antidilutive shares Excluded from Computation of (loss) income per share	6	—

Weighted Average Shares Outstanding:
Basic	2,882	2,791
Diluted	2,882	2,798

23.     COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 1, the full extent and duration of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of March 31, 2021, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however, the global pandemic could have long-term impacts on the Company’s financial condition, results of operations, and cash flows and the pandemic could once again worsen in the future. Refer to Note 1 for further discussion of COVID-19.

24.    SUBSEQUENT EVENTS
Aircraft capital joint venture
On May 6, 2021, the Company announced the May 5, 2021 formation of a new aircraft asset management business called Contrail Asset Management, LLC (“CAM”), and a new aircraft capital joint venture called Contrail JV II LLC (“CJVII”). The new joint venture was formed as a scalable asset management platform to complement the Company’s existing operating businesses. The new venture will focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII will target investments in current generation narrow-body aircraft and engines, building on Contrail Aviation’s origination and asset management expertise.
CJVII will initially be capitalized with up to $408 million of equity from Air T and three institutional investor partners, consisting of $108 million in initial commitments and $300 million in upsize capacity, contingent on underwriting and transaction appeal. The three investor partners bring significant aviation experience to the joint venture.
The Company and Mill Road Capital (“MRC”) have agreed to became common members in CAM, the aircraft asset management business. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII (“Asset Management Function”), and 2) to directly invest into CJVII alongside other institutional investment partners (“Investment Function”). The Company and its affiliates will perform the services required for the Asset Management Function in exchange for 90% of the economic interest derived therefrom. For the Asset Management Function, CAM will receive origination fees, management fees, consignment fees (where applicable) and a carried interest.
For its Investment Function, CAM has an initial commitment to CJVII of approximately $53 million, which is comprised of an $8 million initial commitment from the Company and an approximately $45 million initial commitment from MRC. Any investment returns will be shared pro-rata between the Company and MRC.
The CAM LLC Agreement provides that the limited liability company and each series will continue for a period of seven (7) years from the closing date, provided that the term of the company and each series may be extended for two (2) consecutive one-year periods after the initial term.
At the Market Offering

On May 14, 2021, the Company and Air T Funding (the “Trust”) entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “sales agent” or “Ascendiant”), pursuant to which the Trust may sell and issue its Alpha Income Preferred Securities having an aggregate offering price of up to $8 million (the “Capital Securities”) from time to time through Ascendiant, as the Trust’s sales agent (the “ATM Offering”). The Trust has no obligation to sell any of the Capital Securities, and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement.
Sales of the Capital Securities, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NASDAQ Stock Market. Subject to the terms and conditions of the ATM Agreement, the sales agent will use its reasonable efforts to sell the Capital Securities from time to time based upon the Trust’s instructions (including any price, time, or size limits or other parameters or conditions the Trust may impose). The Trust or the Company will pay the sales agent a commission of up to 3.0% of the gross sales price of any Capital Securities sold under the ATM Agreement. The Trust has also provided the sales agent with customary indemnification rights.
The Capital Securities will be offered and sold pursuant to the Company’s and the Trust’s shelf registration statement on Form S-3 (File Nos. 333-254110-01 and 333-254110). On May 14, 2021, the Company and the Trust filed a prospectus supplement relating to the ATM Offering with the Securities and Exchange Commission.
Under the terms of the ATM Agreement, the Trust may also sell Capital Securities to Ascendiant as principal for its own account at a price agreed upon at the time of the sale, subject to the Trust entering into a separate terms agreement with Ascendiant for any such sale.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A.    Controls and Procedures.
Disclosure Controls
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2021, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).
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
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2021 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
(a) Other Information

The Company and the Trust entered into the Second Amended and Restated Trust Agreement on June 23, 2021 and the document is filed as exhibit 10.31 hereto. The trust amendment updates and makes some clarifying changes to the trust agreement.
The Company and MBT entered into the Joinder Security Agreements on June 23, 2021, which are filed as exhibit 10.99 and exhibit 10.101 hereto. The loan amendments add Air'Zona Aircraft Services, Inc. and Jet Yard Solutions, LLC as guarantors to the Second Amended and Restated Credit Agreement.
The foregoing summary of the terms of the transaction documents do not purport to be complete and is qualified in its entirety by reference to the the documents which are filed as Exhibits 10.31, 10.99, 10.100, 10.101, and 10.102 respectively hereto and are incorporated by reference herein.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
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
In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2021. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 for filing with the Securities and Exchange Commission.
June 25, 2021
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
Equity Compensation Plan Information
The following table provides information as of March 31, 2021, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

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
Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
a.The following are incorporated herein by reference in Item 8 of Part II of this report:
(i)Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
(ii)Consolidated Balance Sheets as of March 31, 2021 and 2020.
(iii)Consolidated Statements of Income and Comprehensive Income for the years ended March 31, 2021 and 2020.
(iv)Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2021 and 2020.
(v)Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020.
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

10.8
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

10.11
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

10.14
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

10.16
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

10.18
Form of Amended and Restated Guaranty in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.19
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.20
Form of Subordination Agreement among AirCo 1, LLC, Air T, Inc. and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.21	Agreement as to Expenses dated as of June 10, 2019, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.22	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.23	Capital Securities Guarantee dated as of June 10, 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.24
Amendment to Capital Securities Guarantee Agreement, effective as of March 31, 2021, dated as of March 31, 2021, by and between Air T, Inc. and Delaware Trust Company incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2021 (Commission File Nos. 001-35476 and 001-38928)

10.25	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.26	Supplemental Indenture dated as of March 3, 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 3, 2021 (Commission File No. 001-35476)

10.27	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.28
Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.29	Form of Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.30	Interim Trust Agreement, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

10.31	Second Amended and Restated Trust Agreement dated as of June 23, 2021

10.32
Certificate of Interim Trust dated September 28, 2018, incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

10.33	Warrant Agency Agreement dated as of June 10, 2019, incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.34
Employment Agreement between Air T, Inc. and Brian Ochocki dated June 12, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2019 (Commission File No. 001-35476)

10.35
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.36
Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.37
Contrail Aviation Leasing, LLC Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.38
Supplement #3 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.39
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC First Amended and Restated Promissory Note Term Note B in the principal amount of $18,000,000.00 to Old National Bank, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.40
Supplement #4 to Master Loan Agreement, dated August 16, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.41
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note C in the principal amount of $13,000,594.00 to Old National Bank, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.42
Trustee Aircraft Security Agreement, dated August 16, 2019 by and between Wells Fargo Trust Company, National Association, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.43
Beneficial Interest Pledge Agreement, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.44
Form of Declaration of Trust (MSN 29922), dated June 26, 2019 by and between Contrail Aviation Leasing, LLC, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.45
Supplement #5 to Master Loan Agreement, dated October 30, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.46
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note D in the principal amount of $7,553,165.00 to Old National Bank, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.47
Trustee Aircraft Security Agreement, dated October 30, 2019 by and between Wilmington Trust SP Services (Dublin) Limited, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.48
Beneficial Interest Pledge Agreement, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.49
Third Trust Assignment and Assumption Agreement, dated July 26, 2019 by and between Sapphire Finance I Holding Designated Activity Company and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.50
Amendment Number Five to Aircraft Lease Agreement, dated June 20, 2019 by and between Wells Fargo Trust Company, National Association and Sun Country, Inc. d/b/a Sun Country Airlines, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.51
Amendment No. 1 to Amended and Restated Credit Agreement, dated September 24, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.52
Form of Master Short-Term Engine Lease Agreement, IATA Document No. 5016-01, dated October 2012, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2019 (Commission File No. 001-35476)**

10.53
Purchase Agreement, dated December 13, 2019 by and between Wilmington Trust Services (Dublin) Limited and KG Aircraft Rotables Co., Ltd., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2019 (Commission File No. 001-35476)**

10.54
Deed of Lease Novation, dated December 20, 2019 by and between Leasing Ireland DAC, CRO No. 662616, MAM Seldon Aviation 2 Designated Activity Company, and SmartLynx Airlines Estonia Oü, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.55
Form of Supplement #6 to Master Loan Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616 and Old National Bank, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.56
Form of Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Contrail Aviation Leasing Ireland DAC, CRO No. 662616 Term Note E in the principal amount of $6,894,790.00 to Old National Bank, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.57
Form of Aircraft Security Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616, and Old National Bank, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.58
Form of Air T, Inc. Amendment to Continuing Guaranty in favor of Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.59
Form of Indemnity and Guaranty Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC and Contrail Aviation Leasing Ireland DAC, CRO No. 662616, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.60
Form of Amendment No. 2 to Amended and Restated Credit Agreement, dated December 31, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.61
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.62
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 2, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.63
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 3, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.64
Form of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note E, dated December 19, 2019, in the principal amount of $6,894,790 to Old National Bank, incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 (Commission File No. 001-35476)

10.65
Form of First Amendment to Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.66
Form of Second Amendment to Supplement #2 to Master Loan Agreement, dated January 24, 2020 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.67
Form of Second Amended and Restated Promissory Note Revolving Note, dated January 24, 2020 in the principal amount of $40,000,000 to Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.68
Form of Supplement #7 to Master Loan Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.69
Form of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note F, dated February 3, 2020 in the principal amount of $8,500,000 to Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.70
Form of Aircraft Assets Security Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.71
Form of Amendment No. 1 to Loan Agreement, dated February 25, 2020 by and between AirCo 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 25, 2020 (Commission File No. 001-35476)

10.72
Form of Air T, Inc. Promissory Note, in the principal amount of $8,215,000 in favor of Minnesota Bank & Trust, dated April 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2020 (Commission File No. 001-35476)

10.73
Form of Second Amended and Restated Credit Agreement, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.74
Term Note E, in the principal amount of $9,463,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.75
Amended and Restated Revolving Credit Agreement, in the principal amount of $17,000,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.76
“Jet Yard Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.77
“Ambry Hill Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.103 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.78
At the Market Offering Agreement dated as of May 14, 2021, by and among the Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021 (Commission File No. 001-35476)

10.79
Form of Contrail Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated May 5, 2021, by and among the Members listed therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)*

10.80
Form of Engine Purchase Agreement, dated December 23, 2020, by and between Equipment Lease Finance Corporation and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2021 (Commission File No. 001-35476)*

10.81
Form of Assignment, Assumption and Amendment Agreement dated March 30, 2021, by and among Engine Lease Finance Corporation, Companhia de Transportes Aereos Air Macau, SARL, and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2021 (Commission File No. 001-35476)*

10.82
Form of Third Amendment to Supplement #2 to Master Loan Agreement with Exhibit A, dated September 25, 2020 by and between Contrail Aviation Support, LLC and Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020) (Commission File No. 001-35476)

10.83
Supplement #8 to Master Loan Agreement dated November 24, 2020 between Borrowers Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Lender Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.84
$43,598,000 Promissory Note – Term Note G of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated November 24, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.85
Commercial Security Agreement of Contrail Aviation Support, LLC dated November 24, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.86
Commercial Security Agreement of Contrail Aviation Leasing, LLC dated November 24, 2020., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.87
First Amendment to Master Loan Agreement, dated November 24, 2020 between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.88
Term Loan Agreement for Mail Street Priority Loan Facility by and between Park State Bank and AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.89
$6,200,000 Main Street Priority Loan Facility Term of AirCo 1, LLC in favor of Park State Bank dated December 11, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.90
Security Agreement of AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.91
Pledge Agreement by and between AirCo, LLC and Park State Bank dated as of December 11, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.92	Air T, Inc. 2020 Omnibus Stock and Incentive Plan , incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*

10.93
Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*

10.94
Form of Air T, Inc. Promissory Note, in the principal amount of $8,215,000 in favor of Minnesota Bank & Trust, dated April 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 14, 2020 (Commission File No. 001-35476)

10.95	The Company’s Quarterly Report on Form 10-Q dated November 12, 2020 (Commission File No. 001-35476)

10.96	The Company’s Amendment to Quarterly Report on Form 10-Q dated February 11, 2021 (Commission File No. 001-35476)

10.97	Aircraft dry lease and services agreement between FedEx and CSA Air, Inc. dated June 1, 2021

10.98	Aircraft dry lease and services agreement between FedEx and Mountain Air Cargo, Inc. dated June 1, 2021

10.99	Joinder to Security Agreement between Minnesota Bank & Trust and Air'Zona Aircraft Services, Inc. dated June 23, 2021

10.100	Joinder to Guaranty of Air'Zona Aircraft Services, Inc. in favor of Minnesota Bank & Trust dated June 23, 2021

10.101	Joinder to Security Agreement between Minnesota Bank & Trust and Jet Yard Solutions, LLC dated June 23, 2021

10.102	Joinder to Guaranty of Jet Yard Solutions, LLC in favor of Minnesota Bank & Trust dated June 23, 2021

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

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

AIR T, INC.

By:	/s/ Nick Swenson
	Nick Swenson, Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: June 25, 2021

By:	/s/ Brian Ochocki
	Brian Ochocki, Chief Financial Officer (Principal Financial Officer)	Date: June 25, 2021

By:	/s/ Raymond Cabillot
	Raymond Cabillot, Director	Date: June 25, 2021

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 25, 2021

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 25, 2021

By:	/ s/ Peter McClung
	Peter McClung, Director	Date: June 25, 2021

By:	/s/ Travis Swenson
	Travis Swenson, Director	Date: June 25, 2021