Form 10-Q
period 2021-06-30
AIR T INC
filed 2021-08-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☒                    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at July 31, 2021	2,881,853

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except income (loss) per share number)	Three Months Ended June 30,
	2021	2020
Operating Revenues:
Overnight air cargo	$18,851	$16,171
Ground equipment sales	8,182	15,828
Commercial jet engines and parts	9,594	4,693
Corporate and other	341	278
	36,968	36,970

Operating Expenses:
Overnight air cargo	16,744	14,167
Ground equipment sales	5,529	12,198
Commercial jet engines and parts	6,097	2,714
General and administrative	8,219	7,550
Depreciation and amortization	380	609
Loss (Gain) on sale of property and equipment	3	(2)
	36,972	37,236

Operating Loss	(4)	(266)

Non-operating Income (Expense):
Interest expense	(939)	(1,161)
Gain (Loss) from equity method investments	83	(558)
Other	1,182	729
	326	(990)

Income (Loss) before income taxes	322	(1,256)

Income Taxes Benefit	(5)	(300)

Net Income (Loss)	327	(956)

Net (Income) Loss Attributable to Non-controlling Interests	$(38)	$115

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$289	$(841)

Income (Loss) per share (Note 5)
Basic	$0.10	$(0.29)
Diluted	$0.10	$(0.29)

Weighted Average Shares Outstanding:
Basic	2,882	2,882
Diluted	2,890	2,882
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(In Thousands)	2021	2020
Net Income (Loss)	$327	$(956)
Foreign currency translation loss	(49)	(67)
Unrealized gain (loss) on interest rate swaps	11	(26)
Reclassification of interest rate swaps into earnings	(1)	—
Total Other Comprehensive Loss	(39)	(93)
Total Comprehensive Income (Loss)	288	(1,049)
Comprehensive (Income) Loss Attributable to Non-controlling Interests	(38)	115
Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$250	$(934)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	June 30, 2021	March 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7,085	$10,996
Marketable securities	2,294	1,407
Restricted cash	4,342	4,931
Restricted investments	964	1,507
Accounts receivable, net of allowance for doubtful accounts of $1,515 and $1,177	10,915	6,505
Income tax receivable	4,394	4,389
Inventories, net	75,770	71,971
Other current assets	3,666	4,068
Total Current Assets	109,430	105,774

Assets on lease or held for lease, net of accumulated depreciation of $562 and $436	2,005	2,131
Property and equipment, net of accumulated depreciation of $4,622 and $4,510	8,457	8,519
Right-of-use assets	7,330	7,757
Equity method investments	5,643	4,475
Goodwill	4,227	4,227
Other assets	8,028	7,867
Total Assets	$145,120	140,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,587	8,344
Income tax payable	39	39
Accrued expenses and other (Note 3)	9,779	12,787
Current portion of long-term debt	9,537	5,639
Short-term lease liability	1,311	1,370
Total Current Liabilities	30,253	28,179

Long-term debt	83,804	81,857
Deferred income tax liabilities, net	593	595
Long-term lease liability	6,761	7,075
Other non-current liabilities	1,826	1,732
Total Liabilities	123,237	119,438

Redeemable non-controlling interest	7,004	6,598

Commitments and contingencies (Note 13)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued, 2,881,853 shares outstanding	756	756
Treasury stock, 140,892 shares at $18.58	(2,617)	(2,617)
Additional paid-in capital	—	—
Retained earnings	16,321	16,270
Accumulated other comprehensive loss	(723)	(684)
Total Air T, Inc. Stockholders' Equity	13,737	13,725
Non-controlling Interests	1,142	989
Total Equity	14,879	14,714
Total Liabilities and Equity	$145,120	$140,750
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	327	(956)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	380	609
Other	(492)	369
Change in operating assets and liabilities:
Accounts receivable	(4,747)	2,570
Inventories	(3,286)	(663)
Accounts payable	1,243	(3,141)
Accrued expenses	(3,187)	971
Other	941	(3,094)
Net cash used in operating activities	(8,821)	(3,335)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(482)
Sale of marketable securities	—	658
Investment in unconsolidated entities	(1,085)	—
Capital expenditures related to property & equipment	(136)	(586)
Capital expenditures related to assets on lease or held for lease	—	(60)
Other	(228)	(78)
Net cash used in investing activities	(1,449)	(548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	14,156	8,006
Payments on lines of credit	(11,636)	(18,205)
Proceeds from term loan	—	9,478
Payments on term loan	(1,042)	(2,437)
Proceeds from Payroll Protection Program loan ("PPP loan")	—	8,215
Proceeds received from issuance of Trust Preferred Securities ("TruPs")	4,291	—
Other	50	(17)
Net cash provided by financing activities	5,819	5,040
Effect of foreign currency exchange rates on cash and cash equivalents	(49)	(72)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,500)	1,085
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,927	15,571
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	11,427	16,656
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	3,023	$756	141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

Net loss*	—	—	—	—	—	(841)	—	(5)	(846)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(26)	—	(26)

Foreign currency translation loss	—	—	—	—	—	—	(67)	—	(67)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	429	—	—	—	429

Balance, June 30, 2020	3,023	$756	$141	$(2,617)	$3,065	$22,927	$(630)	$1,000	$24,501

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	3,023	$756	$141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

Net income*	—	—	—	—	—	289	—	153	442

Foreign currency translation loss	—	—	—	—	—	—	(49)	—	(49)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(238)	—	—	(238)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	11	—	11

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(1)	—	(1)

Balance, June 30, 2021	3,023	$756	$141	$(2,617)	$—	$16,321	$(723)	$1,142	14,879

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

Formation of new entities
On May 5, 2021, the Company formed a new aircraft asset management business called Contrail Asset Management, LLC (“CAM”), and a new aircraft capital joint venture called Contrail JV II LLC (“CJVII”). The Company and Mill Road Capital (“MRC”) have agreed to become common members in CAM. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII (“Asset Management Function”), and 2) to directly invest into CJVII alongside other institutional investment partners (“Investment Function”). For the Asset Management Function, CAM will receive origination fees, management fees, consignment fees (where applicable) and a carried interest. For its Investment Function, CAM has an initial commitment to CJVII of approximately $53 million, which is comprised of an $8 million initial commitment from the Company and an approximately $45 million initial commitment from MRC. Any investment returns will be shared pro-rata between the Company and MRC.

COVID-19 Pandemic
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may operate at a loss during at least the first half of fiscal 2022. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.
Recently Adopted Accounting Pronouncements

In January 2020, the FASB updated the Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The Company adopted this amendment on April 1, 2021. As of June 30, 2021, the amendments did not have a material impact on the Company's consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

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

In July 2021, the FASB updated the Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments in this Update address stakeholders’ concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met:
1.The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3.
2.The lessor would have otherwise recognized a day-one loss.
When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The leased asset continues to be subject to the measurement and impairment requirements under other applicable GAAP. The amendments in this Update are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and disclosures.

2.    Revenue Recognition
Substantially all of the Company’s non-lease revenue is derived from contracts with an initial expected duration of one year or less. As a result, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations.
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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended June 30,
	2021	2020
Product Sales
Air Cargo	$6,573	$4,315
Ground equipment sales	7,998	15,738
Commercial jet engines and parts	7,292	2,695
Corporate and other	76	33
Support Services
Air Cargo	12,273	11,850
Ground equipment sales	65	18
Commercial jet engines and parts	2,102	1,625
Corporate and other	64	18
Leasing Revenue
Ground equipment sales	39	48
Commercial jet engines and parts	166	373
Corporate and other	38	34
Other
Air Cargo	5	6
Ground equipment sales	80	24
Commercial jet engines and parts	35	—
Corporate and other	162	193

Total	$36,968	$36,970

See Note 11 for the Company's disaggregated revenues by geographic region and Note 12 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2021 and June 30, 2021 and the amount of contract liabilities as of April 1, 2021 that were recognized as revenue during the three-month period ended June 30, 2021 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2021 Recognized as Revenue
As of June 30, 2021	$1,957
As of April 1, 2021	1,358
For the quarter ended June 30, 2021		450

3.     Accrued Expenses

(in thousands)	June 30, 2021	March 31, 2021

Salaries, wages and related items	$4,659	$5,427
Profit sharing and bonus	487	2,706
Other Deposits	1,632	1,251
Other	3,001	3,403
Total	$9,779	$12,787

4.    Income Taxes

During the three-month period ended June 30, 2021, the Company recorded $5.0 thousand in income tax benefit at an effective tax rate ("ETR") of (1.6)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2021 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax") and other capital losses, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the three-month period ended June 30, 2020, the Company recorded $0.3 million in income tax benefit at an ETR of 23.9%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

5.    Net Earnings (Loss) Per Share
Basic earnings per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$327	$(956)
Net (income) loss attributable to non-controlling interests	(38)	115
Net income (loss) attributable to Air T, Inc. Stockholders	289	(841)
Income (Loss) per share:
Basic	$0.10	$(0.29)
Diluted	$0.10	$(0.29)
Antidilutive shares excluded from computation of income (loss) per share	—	5

Weighted Average Shares Outstanding:
Basic	2,882	2,882
Diluted	2,890	2,882

6.    Investments in Securities and Derivative Instruments
As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Air T Term Note A and Term Note D). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt to provide a fixed rate of 4.56% and 5.09%, respectively, on Term Notes A and D. The swaps mature in January 2028. These swap contracts are designated as effective cash flow hedging instruments in accordance with ASC 815. The effective portion of changes in the fair value on these instruments is recorded in other comprehensive income and is reclassified into the condensed consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transaction affects earnings. The interest rate swaps are considered Level 2 fair value measurements. As of June 30, 2021 and March 31, 2021, the fair value of the interest-rate swap contracts was a liability of $0.6 million, which is included within other non-current liabilities in the condensed consolidated balance sheets. During the three months ended June 30, 2021 and June 30, 2020, the Company recorded a gain of approximately $11.0 thousand and a loss of approximately $26.0 thousand, net of tax, in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.

The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the three months ended June 30, 2021, related to these derivative instruments, the Company did not record any gain or loss. During the three months ended June 30, 2020, related to these derivative instruments, the Company had a gross gain aggregating to $0.4 million and no gross loss.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets. During the three months ended June 30, 2021, the Company had a gross unrealized gain aggregating to $0.4 million and a gross unrealized loss aggregating to $49.0 thousand. During the three months ended June 30, 2020, the Company had a gross unrealized gain aggregating to $0.6 million and a gross unrealized loss aggregating to $0.4 million. These unrealized gains and losses are included in Other Income (Loss) on the condensed consolidated statement of income (loss).

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2021 and 2020, the Company had outstanding borrowings of $0 and $2.4 million under its margin account, respectively, which is reflected in accrued expenses and other on the condensed consolidated balance sheets. As of June 30, 2021 and 2020, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $22.0 thousand and $3.0 million, respectively, which is reflected in other current assets on the condensed consolidated balance sheets.

7.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of June 30, 2021, the number of Insignia's shares owned by the Company was 0.5 million, representing approximately 28% of the outstanding shares. During the fiscal year ended March 31, 2021, due to loss attributions and impairments taken in prior fiscal years, the Company's net investment basis in Insignia was reduced to $0. As such, the Company did not record any additional share of Insignia's net loss as of June 30, 2021.
The Company's 18.98% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded a loss of $0.3 million as its share of CCI's net loss for the three months ended June 30, 2021, along with a basis difference adjustment of $12.0 thousand. The Company's net investment basis in CCI is $3.5 million as of June 30, 2021.
Summarized unaudited financial information for the Company's equity method investees for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$30,273	$21,936
Gross Profit	807	805
Operating loss	(3,095)	(2,378)
Net loss	(2,145)	(2,286)
Net loss attributable to Air T, Inc. stockholders	$(295)	$(570)

8.    Inventories
Inventories consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Ground equipment manufacturing:
Raw materials	$4,497	$4,695
Work in process	5,360	5,820
Finished goods	7,327	1,691
Corporate and Other:
Raw materials	519	462
Finished goods	889	889
Commercial jet engines and parts:	59,014	60,516
Total inventories	$77,606	$74,073
Reserves	(1,836)	(2,102)
Total inventories, net of reserves	$75,770	$71,971

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
The components of lease cost for the three months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Operating lease cost	$447	$571
Short-term lease cost	282	62
Variable lease cost	147	75
Total lease cost	$876	$708

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of June 30, 2021 and March 31, 2021 were as follows (in thousands):

	June 30, 2021	March 31, 2021
Operating leases
Operating lease right-of-use assets	$7,330	$7,757
Operating lease liabilities	8,072	8,445

Weighted-average remaining lease term
Operating leases	14 years	13 years, 9 months

Weighted-average discount rate
Operating leases	4.4%	4.4%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of June 30, 2021 are as follows (in thousands):

Operating Leases
2022 (excluding the three months ended June 30, 2021)	$1,351
2023	1,677
2024	1,314
2025	1,011
2026	712
2027	593
Thereafter	5,300
Total undiscounted lease payments	$11,958
Less: Interest	(3,362)
Less: Discount	(524)
Total lease liabilities	$8,072

10.    Financing Arrangements
The Company’s Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”) includes several covenants that are measured once a year at March 31, including, but not limited to, a financial covenant requiring a debt service coverage ratio of 1.25.
AirCo 1, LLC ("AirCo 1") and Contrail Aviation Support, LLC ("Contrail") are subsidiaries of the Company in the Commercial Jet Engines and Parts segment. The AirCo 1 Credit Agreement contains an affirmative covenant relating to collateral valuation. The Contrail Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth ("TNW") of $15 million.
On September 25, 2020, Contrail entered into a Third Amendment to Supplement #2 to Master Loan Agreement dated June 24, 2019 with Old National Bank ("ONB"). The material changes within the Third Amendment are: (a) to extend the date for compliance with the provision where Contrail is required to pay down the total outstanding principal balance of its revolver to $0 for at least thirty consecutive days to September 5, 2021; and (b) to extend the date for compliance with the required quarterly debt service coverage ratio covenant such that Contrail shall commence compliance with the covenant commencing on March 31, 2022 and on the last day of each fiscal quarter thereafter.
As of June 30, 2021, the Company, AirCo 1 and Contrail were in compliance with all financial covenants.
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
Contrail and ONB are also in discussions to reduce the minimum TNW covenant to $8 million, in exchange for certain amendments to its credit agreement, including renewing its revolving line of credit at a lower amount than the current agreement. However, there is no assurance that Contrail will be successful in reducing the minimum TNW financial covenant.

On April 13, 2020, the Company entered into a loan with MBT in a principal amount of $8.2 million pursuant to the Payroll Protection Program ("PPP Loan"), backed by the Small Business Administration ("SBA"), under the CARES Act. The PPP Loan is evidenced by a promissory note (“Note”). The Note provides for customary events of default including, among other things, cross-defaults on any other loan with MBT. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Loan is unsecured and guaranteed by the United States Small Business Administration ("SBA"). The Company has applied to the SBA for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 13, 2020, calculated in accordance with the terms of the CARES Act. The PPP Loan bears interest at a fixed annual rate of one percent (1%). Once the forgiveness determination is made, the Company will be required to make repayments plus interest on any unforgiven amount. As of June 30, 2021, the Company has used the funds received from the PPP loan on eligible expenses as outlined in the CARES Act.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of June 30, 2021:

(In Thousands)	June 30, 2021	March 31, 2021	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$2,521	$—	August 31, 2021	Greater of 2.5% or Prime - 1%	$14,479
Term Note A - MBT	$6,500	$6,750	January 1, 2028	1-month LIBOR + 2%
Term Note B - MBT	$3,250	$3,375	January 1, 2028	4.50%
Term Note D - MBT	$1,455	$1,472	January 1, 2028	1-month LIBOR + 2%
Term Note E - MBT	$4,056	$4,706	June 25, 2025	Greater of LIBOR + 1.5% or 2.5%
Debt - Trust Preferred Securities	$18,580	$14,289	June 7, 2049	8.00%
PPP Loan	$8,215	$8,215	December 24, 2022[1]	1.00%
Total	$44,577	$38,807

AirCo 1 Debt
Revolver - MBT	$—	$—	August 31, 2021[2]	Greater of 6.50% or Prime + 2%
Term Loan - PSB	$6,200	$6,200	December 11, 2025	3-month LIBOR + 3.00%
Total	$6,200	$6,200

Contrail Debt
Revolver - ONB	$—	$—	September 5, 2021	1-month LIBOR + 3.45%	$40,000
Term Loan G - ONB	$43,598	$43,598	November 24, 2025	1-month LIBOR + 3.00%
Total	$43,598	$43,598

Delphax Solutions Debt
Canadian Emergency Business Account Loan	$33	$32	December 31, 2025	5.00%
Total	$33	$32

Total Debt	$94,408	$88,637

Less: Unamortized Debt Issuance Costs	$(1,067)	$(1,141)
Total Debt, net	$93,341	$87,496

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
2 The AirCo 1 Revolver was paid off and closed as of December 31, 2020.

At June 30, 2021, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
June 30, 2022	$9,537
June 30, 2023	4,333
June 30, 2024	9,037
June 30, 2025	13,093
June 30, 2026	36,459
Thereafter	21,949
94,408
Less: Unamortized Debt Issuance Costs	(1,067)
$93,341

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

On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs will be $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share. As of June 30, 2021, 4.1 million Warrants have been exercised. At June 30, 2021, the Company had 4.3 million Warrants outstanding and exercisable to purchase shares of its TruPs at an exercise price of $2.40 per one-tenth of a share. On January 11, 2021, the Company announced the extension of the expiration date of the Warrants, previously scheduled to expire on January 15, 2021, to August 30, 2021 or earlier upon redemption or liquidation. On June 23, 2021, the Company announced that it will not extend the expiration date of its Warrants beyond August 30, 2021.

Fair Value Measurement as of June 30, 2021
Warrant liability (Level 2)	180,000

As of June 30, 2021, the Warrants are recorded within "Other non-current liabilities" on our condensed consolidated balance sheets. Fair value measurement was based on market activity and trading volume as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy (Level 2 is defined as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability).
On May 14, 2021, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “sales agent” or “Ascendiant”), pursuant to which it may sell and issue its TruPs having an aggregate offering price of up to $8 million from time to time. The Company has no obligation to sell any TruPs, and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. As of June 30, 2021, the Company has sold 184.0 thousand shares of TruPs under the ATM agreement for net proceeds of $4.4 million.

The amount outstanding on the Company's Debt - Trust Preferred Securities is $18.6 million as of June 30, 2021.

11.    Geographical information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of June 30, 2021 and March 31, 2021 (in thousands):

	June 30, 2021	March 31, 2021
United States	$8,550	$8,632
Foreign	1,912	2,018
Total tangible long-lived assets, net	$10,462	$10,650

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at June 30, 2021. The net book value located within each individual country at June 30, 2021 and March 31, 2021 is listed below (in thousands):

	June 30, 2021	March 31, 2021
Macau	1,795	1,896
Other	117	122
Total tangible long-lived assets, net	1,912	2,018

Total revenue, in and outside the United States, is summarized in the following table for the three months ended June 30, 2021 and June 30, 2020 (in thousands):

	June 30, 2021	June 30, 2020
United States	$31,769	$34,649
Foreign	5,199	2,321
Total revenue	36,968	36,970

12.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Due to insignificance, the Company combined the previous printing and equipment segment into corporate and other during the quarter ended September 30, 2020. We have presented prior periods based on the current presentation. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended June 30,
	2021	2020
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$18,768	$16,171
International	83	—
Total Overnight Air Cargo	18,851	16,171
Ground Equipment Sales:
Domestic	5,978	15,811
International	2,204	17
Total Ground Equipment Sales	8,182	15,828
Commercial Jet Engines and Parts:
Domestic	6,769	2,470
International	2,825	2,223
Total Commercial Jet Engines and Parts	9,594	4,693
Corporate and other:
Domestic	254	197
International	87	81
Total Corporate and other	341	278
Total	$36,968	$36,970

Operating Income (Loss):
Overnight Air Cargo	732	555
Ground Equipment Sales	1,423	2,216
Commercial Jet Engines and Parts	(238)	(902)
Corporate and other	(1,921)	(2,135)
Total	$(4)	$(266)

Capital Expenditures:
Overnight Air Cargo	23	51
Ground Equipment Sales	13	111
Commercial Jet Engines and Parts	92	457
Corporate and other	8	27
Total	$136	$646

Depreciation and Amortization:
Overnight Air Cargo	13	16
Ground Equipment Sales	32	68
Commercial Jet Engines and Parts	265	382
Corporate and other	70	143
Total	$380	$609

13.    Commitments and Contingencies
Contrail Aviation entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail Aviation in 1996 providing for the governance of and the terms of membership interests in Contrail Aviation and including put and call options with the Seller of Contrail (“Contrail Put/Call Option”). The Contrail Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail Aviation ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The fair value of the redeemable non-controlling interest is $7.0 million as of June 30, 2021. The change in the redemption value compared to March 31, 2021 is an increase of $0.4 million. The increase was driven by $0.3 million of contributions made from the non-controlling interest and $0.2 million of the net change in fair value, partially offset by $0.1 million of net loss attributable to the non-controlling interest during the three months ended June 30, 2021.
As of the date of this filing, neither the Seller nor Air T has indicated the intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.
On May 5, 2021, the Company formed a new aircraft asset management business called CAM, and a new aircraft capital joint venture called CJVII. The new venture will focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII will target investments in current generation narrow-body aircraft and engines, building on Contrail Aviation’s origination and asset management expertise. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53 million, which is comprised of an $8 million initial commitment from the Company and an approximately $45 million initial commitment from MRC. As of June 30, 2021, CAM's unfunded capital commitments are approximately $6.9 million from the Company and $43.9 million from MRC. The increase in the fair value of the Contrail RNCI is primarily attributable to the value associated with the Contrail Aviation's investment in CJVII.

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
Due to insignificance, the Company combined the previous printing and equipment segment into corporate and other during the quarter ended September 30, 2020. We have presented prior periods based on the current presentation.

Results of Operations

Outlook

COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may operate at a loss during at least the first half of fiscal 2022. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

First Quarter Fiscal 2022 Compared to First Quarter Fiscal 2021
Consolidated revenue for the three-month period ended June 30, 2021 was relatively flat compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended June 30, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
Overnight Air Cargo	$18,851	$16,171	$2,680	17%
Ground Equipment Sales	8,182	15,828	(7,646)	(48)%
Commercial Jet Engines and Parts	9,594	4,693	4,901	104%
Corporate and Other	341	278	63	23%
	$36,968	$36,970	$(2)	—%

Revenues from the air cargo segment for the three-month period ended June 30, 2021 increased by $2.7 million (17%) compared to the first quarter of the prior fiscal year. The increase was principally attributable to higher pass-through revenue from FedEx as a result of increased business activity versus the prior year quarter as well as higher maintenance revenue from customers outside of FedEx.
The ground equipment sales segment contributed approximately $8.2 million and $15.8 million to the Company’s revenues for the three-month periods ended June 30, 2021 and 2020 respectively, representing a $7.6 million (48%) decrease in the current quarter. The decrease was primarily driven by a lower volume of commercial truck sales and ultimate deicers this quarter compared to prior year comparable quarter. At June 30, 2021, the ground equipment sales segment’s order backlog was $7.1 million compared to $48.7 million at June 30, 2020. GGS had a contract to supply deicing trucks to the United States Air Force ("USAF"), which expired on July 13, 2020. GGS has submitted its bid for contract renewal. As of June 30, 2021, the USAF has not yet responded to the bid.
The commercial jet engines and parts segment contributed $9.6 million of revenues in the quarter ended June 30, 2021 compared to $4.7 million in the comparable prior year quarter which is an increase of $4.9 million (104%). The increase is primarily attributable to the fact that all the companies within this segment had higher component sales as the aviation industry started to see more activity in the current year quarter as COVID-19 related restrictions continued to loosen.

Following is a table detailing operating income (loss) by segment during the three months ended June 30, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
Overnight Air Cargo	$732	$555	$177
Ground Equipment Sales	1,423	2,216	(793)
Commercial Jet Engines and Parts	(238)	(902)	664
Corporate and Other	(1,921)	(2,135)	214
	$(4)	$(266)	$262
Consolidated operating loss for the quarter ended June 30, 2021 was $4.0 thousand, compared to an operating loss of $0.3 million in the comparable quarter of the prior year.
The ground equipment sales segment operating income for the quarter ended June 30, 2021 decreased by $0.8 million from the prior year comparable quarter to $1.4 million. This decrease was primarily attributable to the decreased sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated an operating loss of $0.2 million in the current-year quarter compared to an operating loss of $0.9 million in the prior-year quarter. The change was primarily attributable to the increased component sales at the companies within this segment as explained in the segment revenue discussion above.
Following is a table detailing non-operating income (loss) during the three months ended June 30, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
Interest expense	(939)	(1,161)	222
Gain (Loss) from equity method investments	83	(558)	641
Other	1,182	729	453
	$326	$(990)	$1,316
The Company had a net non-operating income of $0.3 million for the quarter ended June 30, 2021, compared to a net non-operating loss of $1.0 million in the prior-year quarter. In the first quarter 2020, the Company recorded $0.6 million of net loss pick-up from the investments of Insignia and CCI whereas in the current quarter, we only recorded $0.3 million of net loss pick-up from these investments. Further, in the current quarter, the Company recorded $0.2 million of gain from fair value adjustment related to our Warrants, and $0.5 million of gain from the liquidation of Delphax France, a subsidiary of Delphax Technologies, Inc., in June 2021.
During the three-month period ended June 30, 2021, the Company recorded $5.0 thousand in income tax benefit at an effective tax rate ("ETR") of (1.6)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2021 were the change in valuation allowance related to Delphax and other capital losses, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the three-month period ended June 30, 2020, the Company recorded $0.3 million in income tax benefit at an ETR of 23.9%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended June 30, 2021.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.
Liquidity and Capital Resources
As of June 30, 2021, the Company held approximately $11.4 million in cash and cash equivalents and restricted cash, $4.1 million of which related to restricted cash collateralized for Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC (the "Opportunity Zone Funds"), each a Minnesota limited liability company and a subsidiary of the Company. The Company also held $1.0 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $2.4 million of marketable securities and an aggregate of $54.5 million in available funds under its lines of credit as of June 30, 2021.
As of June 30, 2021, the Company’s working capital amounted to $79.2 million, an increase of $1.6 million compared to March 31, 2021.

The Company’s Credit Agreement with MBT includes several covenants that are measured once a year at March 31, including, but not limited to, a financial covenant requiring a debt service coverage ratio of 1.25. The AirCo 1 Credit Agreement contains an affirmative covenant relating to collateral valuation. The Contrail Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum TNW of $15 million.
On September 25, 2020, Contrail entered into a Third Amendment to Supplement #2 to Master Loan Agreement dated June 24, 2019 with ONB. The material changes within the Third Amendment are: (a) to extend the date for compliance with the provision where Contrail is required to pay down the total outstanding principal balance of its revolver to $0 for at least thirty consecutive days to September 5, 2021; and (b) to extend the date for compliance with the required quarterly debt service coverage ratio covenant such that Contrail shall commence compliance with the covenant commencing on March 31, 2022 and on the last day of each fiscal quarter thereafter.
As of June 30, 2021, the Company, AirCo 1 and Contrail were in compliance with all financial covenants.
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

Contrail and ONB are also in discussions to reduce the minimum TNW covenant to $8 million, in exchange for certain amendments to its credit agreement, including renewing its revolving line of credit at a lower amount than the current agreement. However, there is no assurance that Contrail will be successful in reducing the minimum TNW financial covenant.

In April 2020, the Company obtained loans under the PPP loan, backed by the SBA, as authorized by the CARES Act, of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. As of June 30, 2021, the Company has applied to the SBA for forgiveness of the PPP Loan; however, forgiveness is not fully assured.

As mentioned in Note 13 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, in 2016, Contrail entered into an Operating Agreement with the Seller providing for the put and call options with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. As of the date of this filing, neither the Seller nor Air T has indicated the intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

As mentioned in Note 13 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on May 5, 2021, the Company formed a new aircraft asset management business called CAM and a new aircraft capital joint venture called CJVII. The new venture will focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII will target investments in current generation narrow-body aircraft and engines, building on Contrail Aviation’s origination and asset management expertise. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53 million, which is comprised of an $8 million initial commitment from the Company and an approximately $45 million initial commitment from MRC. As of June 30, 2021, CAM's unfunded capital commitments are approximately $6.9 million from the Company and $43.9 million from MRC. CJVII will initially be capitalized with up to $408 million of equity from the Company and three institutional investor partners, consisting of $108 million in initial commitments and $300 million in upsize capacity, contingent on underwriting and transaction appeal. As of the date of this filing, no capital has been deployed to CJVII and the timing of capital deployment is not yet known at this time.

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
Cash Flows
Following is a table of changes in cash flow for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Net Cash Used in Operating Activities	(8,821)	(3,335)
Net Cash Used in Investing Activities	(1,449)	(548)
Net Cash Provided by Financing Activities	5,819	5,040
Effect of foreign currency exchange rates on cash and cash equivalents	(49)	(72)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(4,500)	1,085
Net cash used in operating activities was $8.8 million for the three-month period ended June 30, 2021 compared to net cash used in operating activities of $3.3 million in the prior year three-month period. The change in net cash used in operating activities was primarily driven by a net change in accounts receivable of ($7.3 million), partially offset by $1.3 million of change in net income (loss). In the current quarter, the Company had a net increase in accounts receivable of $4.7 million compared to a net decrease of $2.6 million in the prior quarter. In addition, the Company had a net income of $0.3 million in the current quarter and a net loss of $1 million in the prior quarter. Both the increase in accounts receivable and net income in the current quarter are attributable to increased sales in the commercial jet engines and parts segment and the air cargo segment as a result of increased activity in the aviation industry due to loosen COVID-19 related restrictions.

Net cash used in investing activities for the three-month period ended June 30, 2021 was $1.4 million compared to net cash used in investing activities of $0.5 million in the prior-year period. Cash was used in the current-year period primarily to invest in CAM, the Company's new aircraft asset management business.
Net cash provided by financing activities for the three-month period ended June 30, 2021 was $5.8 million compared to net cash provided by financing activities of $5.0 million in the prior-year period. The increase was primarily driven by higher net cash proceeds from the Company's lines of credit and issuance of TruPs, partially offset by lower net cash proceeds from the Company's term loans.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively.

Management believes that Adjusted EBITDA is a useful measure of the Company's performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EBITDA is not intended to replace or be an alternative to operating income (loss), the most directly comparable amounts reported under GAAP.

The tables below provide a reconciliation of operating loss to Adjusted EBITDA and Adjusted EBITDA by segment for the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended
	6/30/2021	6/30/2020
Operating loss	$(4)	$(266)
Depreciation and amortization (excluding leased engines depreciation)	279	353
Loss on disposition of assets	3	—
Amortization of security issuance expenses	5	—
Adjusted EBITDA	$283	$87

	Three months ended
	6/30/2021	6/30/2020
Overnight Air Cargo	$747	$570
Ground Equipment Sales	1,456	2,284
Commercial Jet Engines and Parts	(74)	(775)
Corporate and Other	(1,846)	(1,992)
Adjusted EBITDA	$283	$87

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to various risks, including interest rate risk. As interest rates are projected to increase and can be volatile, the Company has designated a risk management policy which permits the use of derivative instruments to provide protection against rising interest rates on variable rate debt.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2021. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(a)None.
(b)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased during the quarter ended June 30, 2021.

Item 5.    Other information

(a) Other Information

N/A.

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Form of Contrail Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated May 5, 2021 *, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)

10.2
At the Market Offering Agreement, dated May 14, 2021, by and between Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 14, 2021 (Commission File No. 001-35476)

10.3
Air T, Inc. 2020 Omnibus Stock and Incentive Plan**, incorporated by reference to the Company's Definitive Proxy Statement as Appendix A on Form DEF 14A dated July 19, 2021 (Commission File No. 001-35476)

10.4
Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan**, incorporated by reference to the Company's Definitive Proxy Statement as Appendix B on Form DEF 14A dated July 19, 2021 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1
Press Release dated May 6, 2021 regarding formation of aircraft fund, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of the limited liability company exhibit have been omitted for confidential treatment.
** Subject to stockholder approval

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: August 12, 2021
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer