Form 10-Q
period 2021-09-30
AIR T INC
filed 2021-11-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at October 29, 2021	2,881,853

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except income (loss) per share number)	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Overnight air cargo	$18,847	$17,295	$37,697	$33,466
Ground equipment sales	9,189	12,060	17,371	27,888
Commercial jet engines and parts	14,916	6,114	24,510	10,808
Corporate and other	286	135	628	414
	43,238	35,604	80,206	72,576

Operating Expenses:
Overnight air cargo	16,553	15,234	33,297	29,401
Ground equipment sales	8,033	9,758	13,562	21,956
Commercial jet engines and parts	9,010	4,062	15,106	6,776
General and administrative	8,615	9,088	16,836	16,638
Depreciation and amortization	323	1,149	703	1,758
Loss (Gain) on sale of property and equipment	—	(3)	3	(4)
	42,534	39,288	79,507	76,525

Operating Income (Loss) from continuing operations	704	(3,684)	699	(3,949)

Non-operating Income (Expense):
Interest expense	(1,167)	(1,081)	(2,105)	(2,242)
Gain (Loss) from equity method investments	14	(498)	97	(1,056)
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	8,331	—	8,331	—
Other	159	359	1,340	1,086
	7,337	(1,220)	7,663	(2,212)

Income (Loss) from continuing operations before income taxes	8,041	(4,904)	8,362	(6,161)

Income Taxes Expense (Benefit)	38	(1,547)	33	(1,847)

Net Income (Loss) from continuing operations	8,003	(3,357)	8,329	(4,314)

Gain on sale of discontinued operations, net of tax	—	4	—	4

Net Income (Loss)	8,003	(3,353)	8,329	(4,310)

Net (Income) Loss Attributable to Non-controlling Interests	$(448)	$433	$(486)	$549

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$7,555	$(2,920)	$7,843	$(3,761)

Income (Loss) from continuing operations per share (Note 5)
Basic	$2.62	$(1.01)	$2.72	$(1.31)
Diluted	$2.60	$(1.01)	$2.71	$(1.31)

Income from discontinued operations per share (Note 5)
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Income (Loss) per share (Note 5)
Basic	$2.62	$(1.01)	$2.72	$(1.31)
Diluted	$2.60	$(1.01)	$2.71	$(1.31)

Weighted Average Shares Outstanding:
Basic	2,882	2,882	2,882	2,882
Diluted	2,901	2,882	2,893	2,882
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net Income (Loss)	$8,003	$(3,353)	$8,329	$(4,310)
Foreign currency translation gain (loss)	103	(68)	54	(135)
Unrealized gain on interest rate swaps	46	55	57	29
Reclassification of interest rate swaps into earnings	(2)	(16)	(3)	(16)
Total Other Comprehensive Income (Loss)	147	(29)	108	(122)
Total Comprehensive Income (Loss)	8,150	(3,382)	8,437	(4,432)
Comprehensive (Income) Loss Attributable to Non-controlling Interests	(448)	433	(486)	549
Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$7,702	$(2,949)	$7,951	$(3,883)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30, 2021	March 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,472	$10,996
Marketable securities	2,703	1,407
Restricted cash	3,802	4,931
Restricted investments	849	1,507
Accounts receivable, net of allowance for doubtful accounts of $1,500 and $1,177	16,819	6,505
Income tax receivable	4,444	4,389
Inventories, net	82,589	71,971
Other current assets	5,337	4,068
Total Current Assets	119,015	105,774

Assets on lease or held for lease, net of accumulated depreciation of $597 and $436	1,682	2,131
Property and equipment, net of accumulated depreciation of $4,866 and $4,510	8,912	8,519
Right-of-use ("ROU") assets	7,738	7,757
Equity method investments	5,657	4,475
Goodwill	4,227	4,227
Other assets	8,404	7,867
Total Assets	$155,635	$140,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	11,053	8,344
Income tax payable	—	39
Accrued expenses and other (Note 3)	8,424	12,787
Current portion of long-term debt	1,319	5,639
Short-term lease liability	1,428	1,370
Total Current Liabilities	22,224	28,179

Long-term debt	93,363	81,857
Deferred income tax liabilities, net	606	595
Long-term lease liability	7,049	7,075
Other non-current liabilities	2,124	1,732
Total Liabilities	$125,366	$119,438

Redeemable non-controlling interest	7,281	6,598

Commitments and contingencies (Note 13)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued, 2,881,853 shares outstanding	756	756
Treasury stock, 140,892 shares at $18.58	(2,617)	(2,617)
Additional paid-in capital	236	—
Retained earnings	24,059	16,270
Accumulated other comprehensive loss	(576)	(684)
Total Air T, Inc. Stockholders' Equity	$21,858	$13,725
Non-controlling Interests	1,130	989
Total Equity	22,988	14,714
Total Liabilities and Equity	$155,635	$140,750
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	8,329	(4,310)
Gain on sale of discontinued operations, net of income tax	—	(4)
Net Income (Loss) from continuing operations	8,329	(4,314)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	703	1,758
Gain on forgiveness of PPP loan	(8,331)	—
Other	(1,169)	1,741
Change in operating assets and liabilities:
Accounts receivable	(10,637)	2,202
Inventories	(10,120)	(1,942)
Accounts payable	2,721	(1,730)
Accrued expenses	(3,782)	(730)
Other	(467)	(2,611)
Net cash used in operating activities - continued operations	(22,753)	(5,626)
Net cash provided by operating activities - discontinued operations	—	4
Net cash used in operating activities	(22,753)	(5,622)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(659)
Investment in unconsolidated entities	(1,085)	—
Capital expenditures related to property & equipment	(842)	(1,708)
Capital expenditures related to assets on lease or held for lease	—	(85)
Other	(449)	1,837
Net cash used in investing activities	(2,376)	(615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	36,742	14,130
Payments on lines of credit	(31,892)	(22,257)
Proceeds from term loan	4,667	9,479
Payments on term loan	(2,012)	(4,875)
Proceeds from PPP loan	—	8,215
Proceeds received from issuance of Trust Preferred Securities ("TruPs")	7,810	—
Other	110	(1,030)
Net cash provided by financing activities	15,425	3,662
Effect of foreign currency exchange rates on cash and cash equivalents	51	(127)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,653)	(2,702)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,927	15,571
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	6,274	12,869
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	3,023	$756	141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

Net loss*	—	—	—	—	—	(841)	—	(5)	(846)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(26)	—	(26)

Foreign currency translation loss	—	—	—	—	—	—	(67)	—	(67)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	429	—	—	—	429

Balance, June 30, 2020	3,023	756	141	(2,617)	3,065	22,927	(630)	1,000	24,501

Net loss*	—	—	—	—	—	(2,920)	—	(8)	(2,928)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	55	—	55

Foreign currency translation loss	—	—	—	—	—	—	(68)	—	(68)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(890)	—	—	—	(890)

Balance, September 30, 2020	3,023	$756	141	$(2,617)	$2,175	$20,007	$(643)	$992	$20,670

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	3,023	$756	141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

Net income*	—	—	—	—	—	289	—	153	442

Foreign currency translation loss	—	—	—	—	—	—	(49)	—	(49)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(238)	—	—	(238)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	11	—	11

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(1)	—	(1)

Balance, June 30, 2021	3,023	756	141	(2,617)	—	16,321	(723)	1,142	14,879

Net income/(loss)*	—	—	—	—	—	7,555	—	(12)	7,543

Stock compensation expense	—	—	—	—	236	—	—	—	236

Foreign currency translation gain	—	—	—	—	—	—	103	—	103

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	183	—	—	183

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	46	—	46

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(2)	—	(2)

Balance, September 30, 2021	3,023	$756	141	$(2,617)	$236	$24,059	$(576)	$1,130	$22,988

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

Discontinued Operations

On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended September 30, 2021 and 2020. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

Formation of new entities
On May 5, 2021, the Company formed a new aircraft asset management business called Contrail Asset Management, LLC (“CAM”), and a new aircraft capital joint venture called Contrail JV II LLC (“CJVII”). The Company and Mill Road Capital (“MRC”) have agreed to become common members in CAM. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII (“Asset Management Function”), and 2) to directly invest into CJVII alongside other institutional investment partners (“Investment Function”). For the Asset Management Function, CAM will receive origination fees, management fees, consignment fees (where applicable) and a carried interest. For its Investment Function, CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. Any investment returns will be shared pro-rata between the Company and MRC.

COVID-19 Pandemic
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time during the remainder of fiscal 2022. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.
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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Product Sales
Air Cargo	$5,615	$5,728	$12,188	$10,043
Ground equipment sales	8,928	11,833	16,926	27,571
Commercial jet engines and parts	13,157	4,283	20,449	6,979
Corporate and other	37	—	114	33
Support Services
Air Cargo	13,222	11,558	25,494	23,408
Ground equipment sales	69	67	134	84
Commercial jet engines and parts	1,554	956	3,656	2,580
Corporate and other	54	6	117	24
Leasing Revenue
Air Cargo	—	—	—	—
Ground equipment sales	39	23	78	71
Commercial jet engines and parts	177	791	343	1,164
Corporate and other	37	107	76	142
Other
Air Cargo	10	9	15	15
Ground equipment sales	153	137	233	162
Commercial jet engines and parts	28	84	62	85
Corporate and other	158	22	321	215

Total	$43,238	$35,604	$80,206	$72,576

See Note 11 for the Company's disaggregated revenues by geographic region and Note 12 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2021 and September 30, 2021 and the amount of contract liabilities as of April 1, 2021 that were recognized as revenue during the six-month period ended September 30, 2021 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2021 Recognized as Revenue
As of September 30, 2021	$1,978
As of April 1, 2021	$1,358
For the six months ended September 30, 2021		$638

3.     Accrued Expenses

(in thousands)	September 30, 2021	March 31, 2021

Salaries, wages and related items	$4,217	$5,427
Profit sharing and bonus	371	2,706
Other Deposits	1,797	1,251
Other	2,039	3,403
Total	$8,424	$12,787

4.    Income Taxes

During the three-month period ended September 30, 2021, the Company recorded $38.0 thousand in income tax expense at an effective tax rate ("ETR") of 0.5%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2021 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax"), the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, and the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.

During the three-month period ended September 30, 2020, the Company recorded $1.5 million in income tax benefit at an ETR of 31.5%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the six-month period ended September 30, 2021, the Company recorded $33.0 thousand in income tax expense at an effective rate of 0.4%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2021 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.

During the six-month period ended September 30, 2020, the Company recorded $1.8 million in income tax benefit which resulted in an effective tax rate of 30.0%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the six-month period ended September 30, 2020 were related to the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$8,003	$(3,357)	$8,329	$(4,314)
Net (income) loss from continuing operations attributable to non-controlling interests	(448)	433	(486)	549
Net income (loss) from continuing operations attributable to Air T, Inc. Stockholders	7,555	(2,924)	7,843	(3,765)
Income (Loss) from continuing operations per share:
Basic	$2.62	$(1.01)	$2.72	$(1.31)
Diluted	$2.60	$(1.01)	$2.71	$(1.31)
Antidilutive shares excluded from computation of income (loss) per share from continuing operations	—	5	—	5

Gain on sale of discontinued operations, net of tax	—	4	—	4
Income from discontinued operation attributable to Air T, Inc. stockholders	—	4	—	4

Income from discontinued operations per share:
Basic	—	—	—	—
Diluted	—	—	—	—

Income (Loss) per share:
Basic	$2.62	$(1.01)	$2.72	$(1.31)
Diluted	$2.60	$(1.01)	$2.71	$(1.31)
Antidilutive shares excluded from computation of income (loss) per share	—	5	—	5

Weighted Average Shares Outstanding:
Basic	2,882	2,882	2,882	2,882
Diluted	2,901	2,882	2,893	2,882

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
As mentioned in Note 10, on August 31, 2021, Air T and MBT refinanced Term Note A and fixed its interest rate at 3.42%. As a result of this refinancing, the Company determined that the interest rate swap on Term Note A was no longer an effective hedge. The Company will amortize the fair value of the interest-rate swap contract included in accumulated other comprehensive income associated with Term Note A at the time of de-designation into earnings over the remainder of its term. In addition, any changes in the fair value of Term Note A's swap after August 31, 2021 are recognized directly into earnings.
The remaining swap contract associated with Term Note D is designated as an effective cash flow hedging instrument in accordance with ASC 815. The effective portion of changes in the fair value on this instrument is recorded in other comprehensive income and is reclassified into the condensed consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transaction affects earnings. This interest rate swap is considered a Level 2 fair value measurement. As of September 30, 2021 and March 31, 2021, the fair value of this interest-rate swap contract was a liability of $0.5 million and $0.6 million, respectively, which is included within other non-current liabilities in the condensed consolidated balance sheets. During the three and six months ended September 30, 2021, the Company recorded a gain of approximately $46.0 thousand and $57.0 thousand, net of tax, respectively, in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of this instrument.

The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the three and six months ended September 30, 2021, the Company did not record any gain or loss related to these derivative instruments. During the three months ended September 30, 2020, the Company had a gross gain aggregating to $0.4 million and $0.1 million gross loss related to these derivative instruments. During the six months ended September 30, 2020, the Company had a gross gain aggregating to $0.7 million and $0.1 million gross loss related to these derivative instruments.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets. During the three months ended September 30, 2021, the Company had a gross unrealized gain aggregating $0.4 million and a gross unrealized loss aggregating $0.1 million. During the six months ended September 30, 2021, the Company had a gross unrealized gain aggregating $0.8 million and a gross unrealized loss aggregating $0.2 million. During the three months ended September 30, 2020, the Company had a gross unrealized gain aggregating $0.1 million and a gross unrealized loss aggregating $0.3 million. During the six months ended September 30, 2020, the Company had a gross unrealized gain aggregating $0.7 million and a gross unrealized loss aggregating $0.7 million. These unrealized gains and losses are included in Other Income (Loss) on the condensed consolidated statement of income (loss).

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2021 and 2020, the Company had outstanding borrowings of $0 and $0.6 million under its margin account, respectively, which is reflected in accrued expenses and other on the condensed consolidated balance sheets. As of September 30, 2021 and 2020, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $0 and $0.7 million, respectively, which is reflected in other current assets on the condensed consolidated balance sheets.

7.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of September 30, 2021, the number of Insignia's shares owned by the Company was 0.5 million, representing approximately 28% of the outstanding shares. During the fiscal year ended March 31, 2021, due to loss attributions and impairments taken in prior fiscal years, the Company's net investment basis in Insignia was reduced to $0. As such, the Company did not record any additional share of Insignia's net loss as of September 30, 2021. On August 23, 2021, Insignia restated its 10-K for the fiscal year ended December 31, 2020 and its 10-Q for the quarter ended March 31, 2021. The Company evaluated these restatements and determined that they would not result in any additional impact on the Company's condensed consolidated financial statements.
The Company's 18.98% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded a loss of $0.3 million and $0.5 million as its share of CCI's net loss for the three and six months ended September 30, 2021, along with a basis difference adjustment of $13.0 thousand and $25.0 thousand, respectively. The Company's net investment basis in CCI is $3.2 million as of September 30, 2021.
Summarized unaudited financial information for the Company's equity method investees for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$27,715	$12,138	$57,988	$34,074
Gross Profit	1,097	1,161	1,904	1,966
Operating loss	(2,110)	(1,814)	(5,205)	(4,192)
Net loss	(2,268)	(1,925)	(4,413)	(4,211)
Net loss attributable to Air T, Inc. stockholders	$(273)	$(542)	$(568)	$(1,112)

8.    Inventories
Inventories consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Ground equipment manufacturing:
Raw materials	$4,722	$4,695
Work in process	9,350	5,820
Finished goods	6,113	1,691
Corporate and Other:
Raw materials	488	462
Finished goods	889	889
Commercial jet engines and parts	62,894	60,516
Total inventories	$84,456	$74,073
Reserves	(1,867)	(2,102)
Total inventories, net of reserves	$82,589	$71,971

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
The components of lease cost for the three and six months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$420	$481	$867	$1,052
Short-term lease cost	376	139	658	201
Variable lease cost	143	216	290	291
Total lease cost	$939	$836	$1,815	$1,544

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of September 30, 2021 and March 31, 2021 were as follows (in thousands):

	September 30, 2021	March 31, 2021
Operating leases
Operating lease ROU assets	7,738	7,757
Operating lease liabilities	8,477	8,445

Weighted-average remaining lease term
Operating leases	13 years, 4 months	13 years, 9 months

Weighted-average discount rate
Operating leases	4.38%	4.37%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of September 30, 2021 are as follows (in thousands):

Operating Leases
2022 (excluding the six months ended September 30, 2021)	$895
2023	1,689
2024	1,326
2025	1,023
2026	725
2027	596
Thereafter	5,301
Total undiscounted lease payments	$11,555
Less: Interest	(2,572)
Less: Discount	(506)
Total lease liabilities	$8,477

10.    Financing Arrangements
On August 31, 2021, Air T entered into a Third Amended and Restated Credit Agreement with Minnesota Bank & Trust ("MBT"). The terms of the Amended and Restated Credit Agreement were revised to extend the Air T revolver's termination date to August 31, 2023. The maximum amount available under the revolving facility remains at $17 million and interest will be due on the outstanding balance at the rate of 2.5% or the prime rate plus 1%, whichever is greater.

Air T and MBT also revised Term Note A to extend the maturity date to August 30, 2031 and to increase the principal amount to $9 million. The revised note utilizes a fixed 3.42% interest rate. Air T and MBT also revised Term Note B to extend the maturity date to August 30, 2031. The principal balance was set at the then current balance amount of $3.2 million. The interest rate on Term Note B is fixed at 3.42%.

A prepayment penalty provision was added to Term Note A and Term Note B that provides for a 3% premium payment if prepayment occurs in year 1, 1% in years 2-3 and 0% thereafter. 20% of the loan amount can be prepaid without penalty each year and no penalty payment is due for prepayments made to cure a covenant violation.

Term Note E was restated to set the principal amount of the note at the then current balance due amount ($3.7 million), which amount reflects principal payments through August 31, 2021.

The parties also agreed to add the Company’s indirect subsidiary, Jet Yard, LLC ("Jet Yard") as a co-Borrower. Jet Yard entered into a promissory note with MBT in the principal amount of $2 million. The Jet Yard Note matures on August 30, 2031 and has a fixed interest rate of 4.14%. Jet Yard intends to use the proceeds of the note for leasehold improvements at Jet Yard’s facility in Marana, AZ.

On September 2, 2021, Contrail Aviation Support, LLC (“Contrail”), a 79%-owned subsidiary of Air T, Inc. entered into a Fourth Amendment to Supplement #2 to Master Loan Agreement (the “Amendment”) and Third Amended and Restated Promissory Note Revolving Note with Old National Bank ("ONB"). The principal revisions to Contrail’s existing credit facility with ONB as contained in the Amendment and the Restated Promissory Note Revolving Note are summarized below:

a.The termination date of the facility was extended to September 5, 2023;
b.The Revolving Note principal amount was revised from $40 million to $25 million;
c.The net worth covenant was amended and the definition of “net worth” was revised. The net worth covenant now requires that the borrower maintain a net worth of at least: (i) $8 million at all times prior to March 31, 2023; (ii) $10 million at all times during the period beginning March 31, 2023 and ending on March 30, 2024; and (iii) $12 million at all times on or after March 31, 2024.

On April 13, 2020, the Company entered into a loan with MBT with a principal amount of $8.2 million pursuant to the Payroll Protection Program ("PPP Loan"), backed by the Small Business Administration ("SBA"), under the CARES Act. As of September 30, 2021, the Company's PPP Loan was fully forgiven by the SBA. As such, the Company accounted for its then outstanding principal and accrued interest as a gain on extinguishment in accordance with ASC 470.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of September 30, 2021:

(In Thousands)	September 30, 2021	March 31, 2021	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$4,732	$—	August 31, 2023	Greater of 2.5% or Prime - 1%	$12,268
Term Note A - MBT	8,923	6,750	August 31, 2031	3.42%
Term Note B - MBT	3,148	3,375	August 31, 2031	3.42%
Term Note D - MBT	1,439	1,472	January 1, 2028	1-month LIBOR + 2%
Term Note E - MBT	3,456	4,706	June 25, 2025	Greater of LIBOR + 1.5% or 2.5%
Debt - Trust Preferred Securities	22,099	14,289	June 7, 2049	8.00%
PPP Loan	—	8,215	December 24, 2022[1]	1.00%
Total	43,797	38,807

AirCo 1 Debt
Term Loan - PSB	6,200	6,200	December 11, 2025	3-month LIBOR + 3.00%
Total	6,200	6,200

Jet Yard Debt
Term Loan - MBT	1,992	—	August 31, 2031	4.14%
Total	1,992	—

Contrail Debt
Revolver - ONB	118	—	September 5, 2023	1-month LIBOR + 3.45%	24,882
Term Loan G - ONB	43,598	43,598	November 24, 2025	1-month LIBOR + 3.00%
Total	43,716	43,598

Delphax Solutions Debt
Canadian Emergency Business Account Loan	31	32	December 31, 2025	5.00%
Total	31	32

Total Debt	95,736	88,637

Less: Unamortized Debt Issuance Costs	(1,054)	(1,141)
Total Debt, net	$94,682	$87,496
1 The PPP loan was fully forgiven by the SBA in September 2021.

At September 30, 2021, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
September 30, 2022	$1,319
September 30, 2023	5,974
September 30, 2024	8,752
September 30, 2025	12,253
September 30, 2026	36,263
Thereafter	31,175
95,736
Less: Unamortized Debt Issuance Costs	(1,054)
$94,682

On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of three securities as enumerated below:

•A dividend of one additional share for every two shares already held (a 50% stock dividend, or the equivalent of a 3-for-2 stock split).
•The Company issued and distributed to existing common stockholders an aggregate of 1.6 million TruPs shares (aggregate $4.0 million stated value) and an aggregate of 8.4 million warrants ("Warrants") (representing warrants to purchase $21.0 million in stated value of TruPs).

On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs will be $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share. As of September 30, 2021, 5.3 million Warrants have been exercised. The remaining 3.1 million Warrants were not exercised and expired on August 30, 2021.

On May 14, 2021, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “sales agent” or “Ascendiant”), pursuant to which it may sell and issue its TruPs having an aggregate offering price of up to $8.0 million from time to time. The Company has no obligation to sell any TruPs, and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. As of September 30, 2021, the Company has sold 0.2 million shares of TruPs under the ATM agreement for net proceeds of $5.0 million.

The amount outstanding on the Company's Debt - Trust Preferred Securities is $22.1 million as of September 30, 2021.

11.    Geographical information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of September 30, 2021 and March 31, 2021 (in thousands):

	September 30, 2021	March 31, 2021
United States	$8,994	$8,632
Foreign	1,600	2,018
Total tangible long-lived assets, net	$10,594	$10,650

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at September 30, 2021. The net book value located within each individual country at September 30, 2021 and March 31, 2021 is listed below (in thousands):

	September 30, 2021	March 31, 2021
Macau	$1,489	$1,896
Other	111	122
Total tangible long-lived assets, net	$1,600	$2,018

Total revenue, in and outside the United States, is summarized in the following table for the six months ended September 30, 2021 and September 30, 2020 (in thousands):

	September 30, 2021	September 30, 2020
United States	$69,225	$67,163
Foreign	10,981	5,413
Total revenue	$80,206	$72,576

12.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. We have presented prior periods based on the current presentation. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$18,607	$17,295	$37,375	$33,466
International	240	—	322	—
Total Overnight Air Cargo	18,847	17,295	37,697	33,466
Ground Equipment Sales:
Domestic	8,178	10,996	14,156	26,807
International	1,011	1,064	3,215	1,081
Total Ground Equipment Sales	9,189	12,060	17,371	27,888
Commercial Jet Engines and Parts:
Domestic	10,461	4,155	17,230	6,625
International	4,455	1,959	7,280	4,183
Total Commercial Jet Engines and Parts	14,916	6,114	24,510	10,808
Corporate and other:
Domestic	210	67	464	264
International	76	68	164	150
Total Corporate and other	286	135	628	414
Total	$43,238	$35,604	$80,206	$72,576

Operating Income (Loss):
Overnight Air Cargo	857	573	1,589	1,127
Ground Equipment Sales	43	924	1,465	3,140
Commercial Jet Engines and Parts	1,902	(2,275)	1,664	(3,177)
Corporate and other	(2,098)	(2,906)	(4,019)	(5,039)
Total	$704	$(3,684)	$699	$(3,949)

Capital Expenditures:
Overnight Air Cargo	44	93	68	144
Ground Equipment Sales	4	—	17	111
Commercial Jet Engines and Parts	646	1,054	738	1,510
Corporate and other	12	—	19	28
Total	$706	$1,147	$842	$1,793

Depreciation and Amortization:
Overnight Air Cargo	14	19	27	35
Ground Equipment Sales	32	46	64	114
Commercial Jet Engines and Parts	214	978	479	1,360
Corporate and other	62	106	133	249
Total	$322	$1,149	$703	$1,758

13.    Commitments and Contingencies
Redeemable Non-controlling Interest
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller of Contrail (“Contrail Put/Call Option”). The Contrail Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The fair value of the redeemable non-controlling interest is $7.3 million as of September 30, 2021. The change in the redemption value compared to March 31, 2021 is an increase of $0.7 million. The increase was driven by $0.3 million of contributions made from the non-controlling interest and $0.1 million of the net change in fair value, in addition to $0.3 million of net income attributable to the non-controlling interest during the six months ended September 30, 2021.
As of the date of this filing, neither the Seller nor Air T has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.
On May 5, 2021, the Company formed a new aircraft asset management business called CAM, and a new aircraft capital joint venture called CJVII. The new venture will focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII will target investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53 million, which is comprised of an $8 million initial commitment from the Company and an approximately $45 million initial commitment from MRC. As of September 30, 2021, CAM's unfunded capital commitments are approximately $6.9 million from the Company and $43.9 million from MRC.

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. Through September 30, 2021, options to purchase up to 326,000 shares have been granted under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. As of September 30, 2021, total compensation cost recognized under the Plan was $0.2 million.

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

Results of Operations

Outlook

COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time during the remainder of fiscal 2022. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

Second Quarter Fiscal 2022 Compared to Second Quarter Fiscal 2021
Consolidated revenue for the three-month period ended September 30, 2021 increased by $7.6 million (21%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended September 30, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
Overnight Air Cargo	$18,847	$17,295	$1,552	9%
Ground Equipment Sales	9,189	12,060	(2,871)	(24)%
Commercial Jet Engines and Parts	14,916	6,114	8,802	144%
Corporate and Other	286	135	151	112%
	$43,238	$35,604	$7,634	21%
Revenues from the air cargo segment for the three-month period ended September 30, 2021 increased by $1.6 million (9%) compared to the second quarter of the prior fiscal year. The increase was principally attributable to higher maintenance revenue from customers outside of FedEx.
The ground equipment sales segment contributed approximately $9.2 million and $12.1 million to the Company’s revenues for the three-month periods ended September 30, 2021 and 2020 respectively, representing a $2.9 million (24%) decrease in the current quarter. The decrease was primarily driven by a lower sales volume of ultimate deicers this quarter compared to prior year comparable quarter. At September 30, 2021, the ground equipment sales segment’s order backlog was $10.9 million compared to $36.8 million at September 30, 2020. On October 22, 2021, GGS was awarded a new contract valued at approximately $34.0 million to supply deicing trucks to the United States Air Force ("USAF"). The contract award is for two years with four additional one-year extension options that may be exercised by the USAF.
The commercial jet engines and parts segment contributed $14.9 million of revenues in the quarter ended September 30, 2021 compared to $6.1 million in the comparable prior year quarter, which is an increase of $8.8 million (144%). The increase is primarily attributable to the fact that all the companies within this segment had higher component sales as the aviation industry started to see more activity in the current year quarter as COVID-19 related restrictions continued to loosen.

Following is a table detailing operating income (loss) by segment during the three months ended September 30, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
Overnight Air Cargo	$857	$573	$284
Ground Equipment Sales	43	924	(881)
Commercial Jet Engines and Parts	1,902	(2,275)	4,177
Corporate and Other	(2,098)	(2,906)	808
	$704	$(3,684)	$4,388
Consolidated operating income for the quarter ended September 30, 2021 was $0.7 million, compared to an operating loss of $3.7 million in the comparable quarter of the prior year.
The air cargo segment's operating income for the three-month period ended September 30, 2021 increased by $0.3 million compared to the second quarter of the prior fiscal year. The increase was primarily driven by higher maintenance revenue from customers outside of FedEx offset by higher salaries.
The ground equipment sales segment's operating income for the quarter ended September 30, 2021 decreased by $0.9 million from the prior year comparable quarter to $43.0 thousand. This decrease was primarily attributable to the decreased sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated an operating income of $1.9 million in the current-year quarter compared to an operating loss of $2.3 million in the prior-year quarter. The change was primarily attributable to the increased component sales at the companies within this segment as explained in the segment revenue discussion above.
The corporate and other segment's operating loss was $0.8 million less this quarter compared to prior year's comparable quarter. The decrease was primarily attributable to lower health insurance claims during the three months ended September 30, 2021 compared to September 30, 2020.
Following is a table detailing non-operating income (loss) during the three months ended September 30, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
Interest expense	(1,167)	(1,081)	(86)
Gain (Loss) from equity method investments	14	(498)	512
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	8,331	—	8,331
Other	159	359	(200)
	$7,337	$(1,220)	$8,557
The Company had a net non-operating income of $7.3 million for the quarter ended September 30, 2021, compared to a net non-operating loss of $1.2 million in the prior-year quarter. In the second quarter 2020, the Company recorded $0.5 million of net loss from our equity investments whereas in the current quarter, we recorded $14.0 thousand of net income pick-up. Further, in the current quarter, the Company recorded $8.3 million of gain from the SBA's forgiveness of our PPP loan.

During the three-month period ended September 30, 2021, the Company recorded $38.0 thousand in income tax expense at an ETR of 0.5%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2021 were the change in valuation allowance related to Delphax and other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, and the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.

During the three-month period ended September 30, 2020, the Company recorded $1.5 million in income tax benefit at an ETR of 31.5%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2020 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

First Six Months of Fiscal 2021 Compared to First Six Months of Fiscal 2020

Following is a table detailing revenue by segment (in thousands):

	Six Months Ended September 30,		Change
	2021	2020
Overnight Air Cargo	$37,697	$33,466	$4,231	13%
Ground Equipment Sales	17,371	27,888	(10,517)	(38)%
Commercial Jet Engines and Parts	24,510	10,808	13,702	127%
Corporate and Other	628	414	214	52%
	$80,206	$72,576	$7,630	11%
Revenues from the air cargo segment for the six months ended September 30, 2021 increased by $4.2 million (13%) compared to the six months ended September 30, 2020. The increase was principally attributable to higher pass-through revenue from FedEx as a result of increased business activity versus the prior year quarter as well as higher maintenance revenue from customers outside of FedEx.

The ground equipment sales segment contributed approximately $17.4 million and $27.9 million to the Company’s revenues for the six-month periods ended September 30, 2021 and 2020 respectively, representing a $10.5 million (38)% decrease in the current six-month period. The decrease was primarily driven by a lower sales volume of ultimate deicers and catering trucks in the current year compared to prior year.
The commercial jet engines and parts segment contributed $24.5 million of revenues in the six months ended September 30, 2021 compared to $10.8 million in the comparable prior year six months. The increase is primarily attributable to the fact that all the companies within this segment had higher component sales as the aviation industry started to see more activity in the current year as COVID-19 related restrictions continued to loosen.

Following is a table detailing operating income (loss) by segment during the six months ended September 30, 2021 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2021	2020
Overnight Air Cargo	$1,589	$1,127	$462
Ground Equipment Sales	1,465	3,140	(1,675)
Commercial Jet Engines and Parts	1,664	(3,177)	4,841
Corporate and Other	(4,019)	(5,039)	1,020
	$699	$(3,949)	$4,648
Consolidated operating income for the six months ended September 30, 2021 was $0.7 million compared to an operating loss of $3.9 million for the comparable six months of the prior year.
Operating income for the air cargo segment for the six months ended September 30, 2021 increased by $0.5 million versus the prior year comparable period primarily due to the revenue increase noted above.

The ground equipment sales segment operating income decreased by $1.7 million to $1.5 million in the six-month period ended September 30, 2021 versus the prior year comparable period. This decrease was primarily attributable to the revenue decrease noted above.
The commercial jet engines and parts segment generated an operating income of $1.7 million in the current-year six month period compared to an operating loss of $3.2 million in the prior-year six-month period. The change was primarily attributable to the increased component sales as the aviation industry started to see more activity as explained in the segment revenue discussion above.
Following is a table detailing non-operating income (loss) during the six months ended September 30, 2021 compared to the same six months in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
Interest expense	(2,105)	(2,242)	$137
Gain (Loss) from equity method investments	97	(1,056)	1,153
Gain on forgiveness of PPP loan	8,331	—	8,331
Other	1,340	1,086	254
	7,663	(2,212)	$9,875
The Company had a net non-operating income of $7.7 million for the six months ended September 30, 2021 compared to a net non-operating loss of $2.2 million in the prior-year six-month period. The increase was primarily attributable to the $8.3 million gain recognized on the SBA's forgiveness of the Company's PPP loan. In addition, in the prior year, the Company recorded $1.1 million of net loss from our equity investments whereas in the current year, we recorded $97.0 thousand of net income from these investments.
During the six-month period ended September 30, 2021, the Company recorded $33.0 thousand in income tax expense at an effective rate of 0.4%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2021 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.

During the six-month period ended September 30, 2020, the Company recorded $1.8 million in income tax benefit which resulted in an effective tax rate of 30.0%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the six-month period ended September 30, 2020 were related to the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended September 30, 2021.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.
Liquidity and Capital Resources

As of September 30, 2021, the Company held approximately $6.3 million in cash and cash equivalents and restricted cash, $4.1 million of which related to restricted cash collateralized for Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC (the "Opportunity Zone Funds"), each a Minnesota limited liability company and a subsidiary of the Company. The Company also held $0.8 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $2.8 million of marketable securities and an aggregate of $37.2 million in available funds under its lines of credit as of September 30, 2021.
As of September 30, 2021, the Company’s working capital amounted to $96.8 million, an increase of $19.2 million compared to March 31, 2021.

On August 31, 2021, Air T entered into a Third Amended and Restated Credit Agreement with MBT. The terms of the Amended and Restated Credit Agreement were revised to extend the Air T revolver's termination date to August 31, 2023. The maximum amount available under the revolving facility remains at $17 million and interest will be due on the outstanding balance at the rate of 2.5% or the prime rate plus 1%, whichever is greater. At September 30, 2021, there was $12.3 million available under this revolving credit agreement.

Air T and MBT also revised Term Note A to extend the maturity date to August 30, 2031 and to increase the principal amount to $9 million. The revised note utilizes a fixed 3.42% interest rate. Air T and MBT also revised Term Note B to extend the maturity date to August 30, 2031. The principal balance was set at the then current balance amount of $3.2 million. The interest rate on Term Note B is fixed at 3.42%.

A prepayment penalty provision was added to Term Note A and Term Note B that provides for a 3% premium payment if prepayment occurs in year 1, 1% in years 2-3 and 0% thereafter. 20% of the loan amount can be prepaid without penalty each year and no penalty payment is due for prepayments made to cure a covenant violation.

Term Note E was restated to set the principal amount of the note at the then current balance due amount ($3.7 million), which amount reflects principal payments through August 31, 2021.

The parties also agreed to add the Company’s indirect subsidiary, Jet Yard as a co-Borrower. Jet Yard entered into a promissory note with MBT in the principal amount of $2 million. The Jet Yard Note matures on August 30, 2031, has a fixed interest rate of 4.14% and amortizes over a 15 year period. Jet Yard intends to use the proceeds of the note for leasehold improvements at Jet Yard’s facility in Marana, AZ.

On September 2, 2021, Contrail entered into a Fourth Amendment to Supplement #2 to Master Loan Agreement and Third Amended and Restated Promissory Note Revolving Note with ONB. The principal revisions to Contrail’s existing credit facility with ONB as contained in the Amendment and the Restated Promissory Note Revolving Note are summarized below:

a.The termination date of the facility was extended to September 5, 2023;
b.The Revolving Note principal amount was revised from $40 million to $25 million;
c.The net worth covenant was amended and the definition of “net worth” was revised. The net worth covenant now requires that the borrower maintain a net worth of at least: (i) $8 million at all times prior to March 31, 2023; (ii) $10 million at all times during the period beginning March 31, 2023 and ending on March 30, 2024; and (iii) $12 million at all times on or after March 31, 2024.

At September 30, 2021, there was $24.9 million available under this ONB revolving credit facility.

On April 13, 2020, the Company entered into a loan with MBT with a principal amount of $8.2 million pursuant to the Payroll Protection Program ("PPP Loan"), backed by the Small Business Administration ("SBA"), under the CARES Act. As of September 30, 2021, the Company's PPP Loan was fully forgiven by the SBA. As such, the Company accounted for its then outstanding principal and accrued interest as a gain on extinguishment in accordance with ASC 470.

As mentioned in Note 13 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, in 2016, Contrail entered into an Operating Agreement with the Seller providing for the put and call options with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. As of the date of this filing, neither the Seller nor Air T has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

As mentioned in Note 13 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on May 5, 2021, the Company formed a new aircraft asset management business called CAM and a new aircraft capital joint venture called CJVII. The new venture will focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII will target investments in current generation narrow-body aircraft and engines, building on Contrail Aviation’s origination and asset management expertise. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of September 30, 2021, CAM's unfunded capital commitments are approximately $6.9 million from the Company and $43.9 million from MRC. CJVII will initially be capitalized with up to $408.0 million of equity from the Company and three institutional investor partners, consisting of $108.0 million in initial commitments and $300.0 million in upsize capacity, contingent on underwriting and transaction appeal. As of the date of this filing, no capital has been deployed to CJVII and the timing of capital deployment is not yet known at this time.

The Company believes it is probable that the cash on hand (including amounts forgiven under the PPP loan and other current financings), net cash provided by operations from its remaining operating segments, together with amounts available under our current revolving lines of credit, as amended, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
Cash Flows
Following is a table of changes in cash flow from continuing operations for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Net Cash Used in Operating Activities	(22,753)	(5,626)
Net Cash Used in Investing Activities	(2,376)	(615)
Net Cash Provided by Financing Activities	15,425	3,662
Effect of foreign currency exchange rates on cash and cash equivalents	51	(127)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(9,653)	(2,706)
Net cash used in operating activities was $22.8 million for the six-month period ended September 30, 2021 compared to net cash used in operating activities of $5.6 million in the prior year six-month period. The change in net cash used in operating activities was primarily driven by a net change in accounts receivable of $12.8 million, in addition to a net change in inventories of $8.2 million and the gain on forgiveness of PPP loan of $8.3 million, partially offset by $12.6 million of change in net income (loss). In the current period, the Company had a net increase in accounts receivable of $10.6 million compared to a net decrease of $2.2 million in the prior period. In addition, the Company had a net increase in inventories of $10.1 million in the current period and a net increase of $1.9 million in the prior period. Both the increase in accounts receivable and inventories in the current period are attributable to increased sales in the commercial jet engines and parts segment and the air cargo segment as a result of increased activity in the aviation industry due to the loosening of COVID-19 related restrictions.
Net cash used in investing activities for the six-month period ended September 30, 2021 was $2.4 million compared to net cash used in investing activities of $0.6 million in the prior-year period. Cash was used in the current-year period primarily to invest in CAM, the Company's new aircraft asset management business and to make improvements on Jet Yard's ground hardening.
Net cash provided by financing activities for the six-month period ended September 30, 2021 was $15.4 million compared to net cash provided by financing activities of $3.7 million in the prior-year period. The increase was primarily driven by higher net cash proceeds from the Company's lines of credit and issuance of TruPs, partially offset by lower net cash proceeds from the Company's term loans.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $18.3 thousand and $0.8 million for the three months ended September 30, 2021 and 2020, respectively.

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

The tables below provide a reconciliation of operating income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA by segment for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three months ended		Six months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Operating income (loss) from continuing operations	$704	$(3,684)	$699	$(3,949)
Depreciation and amortization (excluding leased engines depreciation)	304	305	584	658
Asset impairment, restructuring or impairment charges	—	664	—	664
Loss/(Gains) on disposition of assets	—	(3)	3	(4)
Security issuance expenses	60	—	65	—
Adjusted EBITDA	$1,068	$(2,718)	$1,351	$(2,631)

	Three months ended		Six months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Overnight Air Cargo	$871	$596	$1,617	$1,166
Ground Equipment Sales	74	970	1,531	3,254
Commercial Jet Engines and Parts	2,098	(1,614)	2,024	(2,390)
Corporate and Other	(1,975)	(2,670)	(3,821)	(4,661)
Adjusted EBITDA	$1,068	$(2,718)	$1,351	$(2,631)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to various risks, including interest rate risk. As interest rates are projected to increase and can be volatile, the Company has designated a risk management policy which permits the use of derivative instruments to provide protection against rising interest rates on variable rate debt.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2021. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(a)None.
(b)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased during the quarter ended September 30, 2021.

Item 5.    Other information

(a) Other Information

N/A.

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Third Amended and Restated Credit Agreement between Air T, Inc. and Minnesota Bank & Trust dated as of August 31, 2021, without exhibits or schedules, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.2
Amended and Restated Revolving Credit Note of Air T, Inc. to Minnesota Bank & Trust in the amount of $17,000,000 dated August 31, 2021, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.3
Amended and Restated Term Note A of Air T, Inc. in the principal amount of $9,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.4
Amended and Restated Term Note B of Air T, Inc. in the principal amount of $3,166,666.52 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.5
Amended and Restated Term Note E of Air T, Inc. in the principal amount of $3,655,819.22 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.6
Jet Yard Term Note in the principal amount of $2,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.7
Amended and Restated Security Agreement by and among Air T, Inc., the guarantors listed and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.8
Guaranty of Jet Yard, LLC in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.9
Guaranty of Air T, Inc. in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.10
Amended and Restated Guaranty of various Air T subsidiaries in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.11
Amended and Restated Collateral Account Agreement between Ambry Hill Technologies, LLC and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.12
Amended and Restated Collateral Account Agreement between Jet Yard, LLD and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated September 7, 2021 (Commission file No. 001-35476).

10.13
Fourth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank effective September 2, 2021, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 9, 2021 (Commission file No. 001-35476).

10.14
Third Amended and Restated Promissory Note Revolving Note of Contrail Aviation Support, LLC to Old National Bank dated September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 9, 2021 (Commission file No. 001-35476).

10.15
Cooperation Agreement by and among Insignia Systems, Inc., Nicholas J. Swenson, Air T, Inc., Groveland Capital LLC; AO Partners I, L.P.; AO Partners, LLC and Glenhurst Co., dated October 11, 2021, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13, 2021 (Commission file No. 001-35476).

10.16
Real Estate Purchase Agreement between Air T, Inc. and WLPC East, LLC dated October 11, 2021, without exhibits, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2021 (Commission file No. 001-35476).

10.17
Air T, Inc. 2020 Omnibus Stock and Incentive Plan*, incorporated by reference to the Company's Definitive Proxy Statement as Appendix A on Form DEF 14A dated July 19, 2021 (Commission File No. 001-35476)

10.18
Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan*, incorporated by reference to the Company's Definitive Proxy Statement as Appendix B on Form DEF 14A dated July 19, 2021 (Commission File No. 001-35476)

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1
Press Release dated October 29, 2021 regarding United States Air Force Contract Award to Global Ground Support, LLC., incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 19, 2021 (cCmmission file No. 001-35476).

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of the limited liability company exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 12, 2021
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer