Form 10-Q
period 2021-12-31
AIR T INC
filed 2022-02-14
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2021
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at January 31, 2022	2,876,953

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except income (loss) per share number)	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating Revenues:
Overnight air cargo	$18,248	$16,322	$55,946	$49,789
Ground equipment sales	15,232	20,769	32,603	48,656
Commercial jet engines and parts	11,392	18,078	35,902	28,886
Corporate and other	561	650	1,189	1,063
	45,433	55,819	125,640	128,394

Operating Expenses:
Overnight air cargo	16,209	14,505	49,506	43,906
Ground equipment sales	11,988	14,966	25,550	36,923
Commercial jet engines and parts	7,601	16,086	22,707	22,861
General and administrative	9,168	8,303	26,004	24,940
Depreciation and amortization	442	886	1,146	2,644
Loss on sale of property and equipment	—	5	3	1
	45,408	54,751	124,916	131,275

Operating Income (Loss) from continuing operations	25	1,068	724	(2,881)

Non-operating Income (Expense):
Interest expense	(1,236)	(1,172)	(3,341)	(3,413)
Income (Loss) from equity method investments	99	510	197	(546)
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	—	—	8,331	—
Other-than-temporary impairment loss on investments	(348)	—	(348)	—
Other	(11)	1,039	1,329	2,125
	(1,496)	377	6,168	(1,834)

(Loss) Income from continuing operations before income taxes	(1,471)	1,445	6,892	(4,715)

Income Taxes Benefit	(282)	(318)	(249)	(2,165)

Net (Loss) Income from continuing operations	(1,189)	1,763	7,141	(2,550)

Gain on sale of discontinued operations, net of tax	—	—	—	4

Net (Loss) Income	(1,189)	1,763	7,141	(2,546)

Net (Income) Loss Attributable to Non-controlling Interests	$(73)	$335	$(559)	$884

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(1,262)	$2,098	$6,582	$(1,662)

(Loss) Income from continuing operations per share (Note 6)
Basic	$(0.44)	$0.73	$2.28	$(0.58)
Diluted	$(0.44)	$0.73	$2.28	$(0.58)

Income from discontinued operations per share (Note 6)
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

(Loss) Income per share (Note 6)
Basic	$(0.44)	$0.73	$2.28	$(0.58)
Diluted	$(0.44)	$0.73	$2.28	$(0.58)

Weighted Average Shares Outstanding:
Basic	2,882	2,882	2,882	2,882
Diluted	2,882	2,887	2,893	2,882
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In Thousands)	2021	2020	2021	2020
Net (Loss) Income	$(1,189)	$1,763	$7,141	$(2,546)
Foreign currency translation gain (loss)	19	(22)	73	(157)
Unrealized (loss) gain on interest rate swaps	(20)	71	37	100
Reclassification of interest rate swaps into earnings	22	(1)	19	(17)
Total Other Comprehensive Income (Loss)	21	48	129	(74)
Total Comprehensive (Loss) Income	(1,168)	1,811	7,270	(2,620)
Comprehensive (Income) Loss Attributable to Non-controlling Interests	(73)	335	(559)	884
Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(1,241)	$2,146	$6,711	$(1,736)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2021	March 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,576	$10,996
Marketable securities	2,630	1,407
Restricted cash	3,263	4,931
Restricted investments	714	1,507
Accounts receivable, net of allowance for doubtful accounts of $1,513 and $1,177	10,548	6,505
Income tax receivable	4,735	4,389
Inventories, net	76,446	71,971
Other current assets	5,884	4,068
Total Current Assets	106,796	105,774

Assets on lease or held for lease, net of accumulated depreciation of $728 and $436	5,896	2,131
Property and equipment, net of accumulated depreciation of $5,111 and $4,510	21,328	8,519
Right-of-use ("ROU") assets	7,099	7,757
Equity method investments	8,785	4,475
Goodwill	4,227	4,227
Other assets	9,665	7,867
Total Assets	$163,796	$140,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	7,952	8,344
Income tax payable	—	39
Accrued expenses and other (Note 4)	8,959	12,787
Current portion of long-term debt	2,962	5,639
Short-term lease liability	1,337	1,370
Total Current Liabilities	21,210	28,179

Long-term debt	105,436	81,857
Deferred income tax liabilities, net	607	595
Long-term lease liability	6,555	7,075
Other non-current liabilities	808	1,732
Total Liabilities	$134,616	$119,438

Redeemable non-controlling interest	7,885	6,598

Commitments and contingencies (Note 14)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized		—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued, 2,881,853 shares outstanding	756	756
Treasury stock, 140,892 shares at $18.58	(2,617)	(2,617)
Additional paid-in capital	315	—
Retained earnings	22,283	16,270
Accumulated other comprehensive loss	(555)	(684)
Total Air T, Inc. Stockholders' Equity	$20,182	$13,725
Non-controlling Interests	1,113	989
Total Equity	21,295	14,714
Total Liabilities and Equity	$163,796	$140,750
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Nine Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	7,141	(2,546)
Gain on sale of discontinued operations, net of income tax	—	(4)
Net Income (Loss) from continuing operations	7,141	(2,550)
Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	1,146	2,644
Gain on forgiveness of PPP loan	(8,331)	—
Other	(225)	668
Change in operating assets and liabilities:
Accounts receivable	(4,378)	(6,784)
Inventories	(8,593)	6,118
Accounts payable	(379)	(2,913)
Accrued expenses	(3,247)	(1,056)
Other	(2,824)	(2,788)
Net cash used in operating activities - continued operations	(19,690)	(6,661)
Net cash provided by operating activities - discontinued operations	—	4
Net cash used in operating activities	(19,690)	(6,657)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(659)
Sale of marketable securities	6	2,445
Proceeds from sale of assets on lease	—	1,900
Investment in unconsolidated entities	(4,461)	—
Acquisition of assets	(13,408)	—
Capital expenditures related to property & equipment	(1,205)	(3,415)
Capital expenditures related to assets on lease or held for lease	—	(124)
Other	(478)	(455)
Net cash used in investing activities	(19,546)	(308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	59,247	47,886
Payments on lines of credit	(54,063)	(54,738)
Proceeds from term loan	16,080	59,277
Payments on term loan	(2,909)	(18,176)
Proceeds from PPP loan	—	8,215
Proceeds received from issuance of Trust Preferred Securities ("TruPs")	10,671	1
Other	53	(2,082)
Net cash provided by financing activities	29,079	40,383
Effect of foreign currency exchange rates on cash and cash equivalents	69	(164)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(10,088)	33,254
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,927	15,571
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	5,839	48,825
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	3,023	$756	141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

Net loss*	—	—	—	—	—	(841)	—	(5)	(846)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(26)	—	(26)

Foreign currency translation loss	—	—	—	—	—	—	(67)	—	(67)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	429	—	—	—	429

Balance, June 30, 2020	3,023	$756	$141	$(2,617)	$3,065	$22,927	$(630)	$1,000	$24,501

Net loss*	—	—	—	—	—	(2,920)	—	(8)	(2,928)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	55	—	55

Foreign currency translation loss	—	—	—	—	—	—	(68)	—	(68)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(890)	—	—	—	(890)

Balance, September 30, 2020	3,023	$756	$141	$(2,617)	$2,175	$20,007	$(643)	$992	$20,670

Net income (loss)*	—	—	—	—	—	2,098	—	(1)	2,097

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	71	—	71

Foreign currency translation loss	—	—	—	—	—	—	(22)	—	(22)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(888)	—	—	—	(888)

Balance, December 31, 2020	3,023	$756	$141	$(2,617)	$1,287	$22,105	$(594)	$991	$21,928

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	3,023	$756	$141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

Net income*	—	—	—	—	—	289	—	153	442

Foreign currency translation loss	—	—	—	—	—	—	(49)	—	(49)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(238)	—	—	(238)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	11	—	11

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(1)	—	(1)

Balance, June 30, 2021	3,023	$756	$141	$(2,617)	$—	$16,321	$(723)	$1,142	14,879

Net income (loss)*	—	—	—	—	—	7,555	—	(12)	7,543

Stock compensation expense	—	—	—	—	236	—	—	—	236

Foreign currency translation gain	—	—	—	—	—	—	103	—	103

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	183	—	—	183

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	46	—	46

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(2)	—	(2)

Balance, September 30, 2021	3,023	$756	$141	$(2,617)	$236	$24,059	$(576)	$1,130	22,988

Net loss*	—	—	—	—	—	(1,262)	—	(17)	(1,279)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation gain	—	—	—	—	—	—	19	—	19

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(514)	—	—	(514)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(20)	—	(20)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	22	—	22

Balance, December 31, 2021	3,023	$756	$141	$(2,617)	$315	$22,283	$(555)	$1,113	21,295

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. The results of operations for the period ended December 31, 2021 are not necessarily indicative of the operating results for the full year.

Discontinued Operations

On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the nine months ended December 31, 2020. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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

COVID-19 Pandemic
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time during the remainder of fiscal 2022 and beyond. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.
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

2.    Acquisitions

On December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC, completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota pursuant to the real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company dated October 11, 2021. The real estate purchased consists of a 2-story office building, asphalt-paved driveways and parking areas, and landscaping. The building was constructed in 2004 with an estimated 54,742 total square feet of space. The real estate purchased is where the Air T's executive office is currently located. With this purchase, the Company assumed 11 leases from existing tenants occupying the building.

The total amount recorded for the real estate was $13.4 million, which included the purchase price of $13.2 million and total direct capitalized acquisition costs of $0.2 million. The consideration paid for the real estate consisted of approximately $3.3 million in cash and a new secured loan from Bridgewater Bank ("Bridgewater") with an aggregate principal amount of $9.9 million and a fixed interest rate of 3.65% which matures on December 2, 2031. See Note 11.

In accordance with ASC 805, the purchase price consideration was allocated as follows (in thousands):

Land	$2,794
Building	8,439
Site Improvements	798
Tenant Improvements	269
Above market leases	3
Below market leases	(139)
Intangible origination costs	512
Absorption period costs	732
$13,408

3.    Revenue Recognition
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
The following is a description of the Company’s performance obligations:

Type of Revenue	Nature, Timing of Satisfaction of Performance Obligations, and Significant Payment Terms
Product Sales	The Company generates revenue from sales of various distinct products such as parts, aircraft equipment, jet engines, airframes, and scrap metal to its customers. A performance obligation is created when the Company accepts an order from a customer to provide a specified product. Each product ordered by a customer represents a performance obligation.

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
Support Services	The Company provides a variety of support services such as aircraft maintenance and short-term repair services to its customers. Additionally, the Company operates certain aircraft routes on behalf of FedEx. A performance obligation is created when the Company agrees to provide a particular service to a customer. For each service, the Company recognizes revenues over time as the customer simultaneously receives the benefits provided by the Company's performance. This revenue recognition can vary from when the Company has a right to invoice to the output or input method depending on the structure of the contract and management’s analysis.

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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Product Sales
Air Cargo	$5,493	$4,970	$17,680	$15,013
Ground equipment sales	14,674	20,365	31,600	47,935
Commercial jet engines and parts	9,379	16,471	29,827	23,450
Corporate and other	85	73	199	106
Support Services
Air Cargo	12,734	11,342	38,228	34,751
Ground equipment sales	173	109	306	193
Commercial jet engines and parts	1,686	1,191	5,342	3,771
Corporate and other	72	47	189	72
Leasing Revenue
Air Cargo	—	—	—	—
Ground equipment sales	141	39	219	110
Commercial jet engines and parts	298	373	642	1,537
Corporate and other	145	36	221	178
Other
Air Cargo	21	10	38	25
Ground equipment sales	244	256	478	418
Commercial jet engines and parts	29	43	91	128
Corporate and other	259	494	580	707

Total	$45,433	$55,819	$125,640	$128,394
See Note 12 for the Company's disaggregated revenues by geographic region and Note 13 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2021 and December 31, 2021 and the amount of contract liabilities as of April 1, 2021 that were recognized as revenue during the nine-month period ended December 31, 2021 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2021 Recognized as Revenue
As of December 31, 2021	$1,585
As of April 1, 2021	$1,358
For the nine months ended December 31, 2021		$1,180

4.     Accrued Expenses and Other

(in thousands)	December 31, 2021	March 31, 2021

Salaries, wages and related items	$4,356	$5,427
Profit sharing and bonus	387	2,706
Other Deposits	1,352	1,251
Other	2,864	3,403
Total	$8,959	$12,787

5.    Income Taxes

During the three-month period ended December 31, 2021, the Company recorded $0.3 million in income tax benefit at an effective tax rate ("ETR") of 19.2%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2021 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax"), the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of the Company's 79%-owned subsidiary ("Contrail").

During the three-month period ended December 31, 2020, the Company recorded $0.3 million in income tax benefit at an ETR of (22.0)%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2020 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the nine-month period ended December 31, 2021, the Company recorded $0.2 million in income tax benefit at an effective rate of (3.6)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2021 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.

During the nine-month period ended December 31, 2020, the Company recorded $2.2 million in income tax benefit which resulted in an effective tax rate of 45.9%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the nine-month period ended December 31, 2020 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net (loss) income from continuing operations	$(1,189)	$1,763	$7,141	$(2,550)
Net (income) loss from continuing operations attributable to non-controlling interests	(73)	335	(559)	884
Net (loss) income from continuing operations attributable to Air T, Inc. Stockholders	(1,262)	2,098	6,582	(1,666)
(Loss) Income from continuing operations per share:
Basic	$(0.44)	$0.73	$2.28	$(0.58)
Diluted	$(0.44)	$0.73	$2.28	$(0.58)
Antidilutive shares excluded from computation of loss per share from continuing operations	11	—	—	5

Gain on sale of discontinued operations, net of tax	—	—	—	4
Income from discontinued operation attributable to Air T, Inc. stockholders	—	—	—	4

Income from discontinued operations per share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

(Loss) Income per share:
Basic	$(0.44)	$0.73	$2.28	$(0.58)
Diluted	$(0.44)	$0.73	$2.28	$(0.58)
Antidilutive shares excluded from computation of loss per share	11	—	—	5

Weighted Average Shares Outstanding:
Basic	2,882	2,882	2,882	2,882
Diluted	2,882	2,887	2,893	2,882

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
As mentioned in Note 11, on August 31, 2021, Air T and MBT refinanced Term Note A and fixed its interest rate at 3.42%. As a result of this refinancing, the Company determined that the interest rate swap on Term Note A was no longer an effective hedge. The Company will amortize the fair value of the interest-rate swap contract included in accumulated other comprehensive income associated with Term Note A at the time of de-designation into earnings over the remainder of its term. In addition, any changes in the fair value of Term Note A's swap after August 31, 2021 are recognized directly into earnings.
The remaining swap contract associated with Term Note D is designated as an effective cash flow hedging instrument in accordance with ASC 815. The effective portion of changes in the fair value on this instrument is recorded in other comprehensive income and is reclassified into the condensed consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transaction affects earnings. This interest rate swap is considered a Level 2 fair value measurement. As of December 31, 2021 and March 31, 2021, the fair value of this interest-rate swap contract was a liability of $0.4 million and $0.6 million, respectively, which is included within other non-current liabilities in the condensed consolidated balance sheets. During the three and nine months ended December 31, 2021, the Company recorded a loss of approximately $20.0 thousand and a gain of $37.0 thousand, net of tax, respectively, in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of this instrument.

The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the three and nine months ended December 31, 2021, the Company did not record any gain or loss related to these derivative instruments. During the three months ended December 31, 2020, the Company had a gross gain aggregating to $0.1 million and gross loss aggregating to $1.6 thousand related to these derivative instruments. During the nine months ended December 31, 2020, the Company had a gross gain aggregating to $0.8 million and a gross loss aggregating to $23.7 thousand related to these derivative instruments.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets and are therefore, considered Level 1 fair value measurements. During the three months ended December 31, 2021, the Company had a gross unrealized gain aggregating to $1.7 million and a gross unrealized loss aggregating to $1.9 million. During the nine months ended December 31, 2021, the Company had a gross unrealized gain aggregating to $2.5 million and a gross unrealized loss aggregating to $2.1 million. During the three months ended December 31, 2020, the Company had a gross unrealized gain aggregating to $0.8 million and a gross unrealized loss aggregating to $0.3 million. During the nine months ended December 31, 2020, the Company had a gross unrealized gain aggregating to $1.6 million and a gross unrealized loss aggregating to $1.1 million. These unrealized gains and losses are included in Other Income (Loss) on the condensed consolidated statement of income (loss).

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2021 and 2020, the Company had outstanding borrowings of $0 and $0.7 million under its margin account, respectively, which is reflected in accrued expenses and other on the condensed consolidated balance sheets. As of December 31, 2021 and 2020, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $0 and $1.3 million, respectively, which is reflected in other current assets on the condensed consolidated balance sheets.

8.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of December 31, 2021, the number of Insignia's shares owned by the Company was 0.5 million, representing approximately 28% of the outstanding shares. During the fiscal year ended March 31, 2021, due to loss attributions and impairments taken in prior fiscal years, the Company's net investment basis in Insignia was reduced to $0. As such, the Company did not record any additional share of Insignia's net loss as of December 31, 2021. On August 23, 2021, Insignia restated its 10-K for the fiscal year ended December 31, 2020 and its 10-Q for the quarter ended March 31, 2021. The Company evaluated these restatements and determined that they would not result in any additional impact on the Company's condensed consolidated financial statements.
The Company's 18.98% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded a loss of $0.1 million and $0.6 million as its share of CCI's net loss for the three and nine months ended December 31, 2021, along with a basis difference adjustment of $13.0 thousand and $38.0 thousand, respectively. Additionally, due to the adverse financial results as reported in CCI's financial statements for the quarters ended June 30, 2021 and September 30, 2021, in addition to consideration of industry reports and other qualitative factors, the Company determined that it has suffered from an other-than-temporary impairment in its investment in CCI. As such, the Company recorded an impairment charge of $0.3 million during the quarter ended December 31, 2021. After the impairment, the Company's net investment basis in CCI is $2.8 million as of December 31, 2021.
Summarized unaudited financial information for the Company's equity method investees for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$29,408	$27,327	$87,396	$61,402
Gross Profit	1,256	3,231	3,160	5,196
Operating loss	(1,339)	891	(6,544)	(3,496)
Net loss	(1,434)	2,242	(5,847)	(2,075)
Net loss attributable to Air T, Inc. stockholders	$(110)	$355	$(678)	$(705)

9.    Inventories
Inventories consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Overnight air cargo	$30	$—
Ground equipment manufacturing:
Raw materials	4,509	4,695
Work in process	2,120	5,820
Finished goods	8,714	1,691
Corporate and other:
Raw materials	650	462
Finished goods	728	889
Commercial jet engines and parts	61,583	60,516
Total inventories	$78,334	$74,073
Reserves	(1,888)	(2,102)
Total inventories, net of reserves	$76,446	$71,971

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
The components of lease cost for the three and nine months ended December 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating lease cost	$499	$547	$1,366	$1,599
Short-term lease cost	325	50	983	251
Variable lease cost	174	241	464	532
Total lease cost	$998	$838	$2,813	$2,382
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of December 31, 2021 and March 31, 2021 were as follows (in thousands):

	December 31, 2021	March 31, 2021
Operating leases
Operating lease ROU assets	7,099	7,757
Operating lease liabilities	7,892	8,445

Weighted-average remaining lease term
Operating leases	13 years, 10 months	13 years, 9 months

Weighted-average discount rate
Operating leases	4.33%	4.37%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of December 31, 2021 are as follows (in thousands):

Operating Leases
2022 (excluding the nine months ended December 31, 2021)	$440
2023	1,733
2024	1,372
2025	1,116
2026	870
2027	704
Thereafter	5,300
Total undiscounted lease payments	$11,535
Less: Interest	(3,144)
Less: Discount	(499)
Total lease liabilities	$7,892

11.    Financing Arrangements
As mentioned in Note 2, on December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC, completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota pursuant to the real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company dated October 11, 2021. The purchase price was $13.2 million, which was paid for with approximately $3.3 million in cash and a new secured loan from Bridgewater with an aggregate principal amount of $9.9 million and a fixed interest rate of 3.65% which matures on December 2, 2031 ("Wolfe Lake Debt"). The promissory note provides for monthly payments of principal and interest commencing January 1, 2022 and continuing to the maturity date in the amount of $50.9 thousand.

On April 13, 2020, the Company entered into a loan with Minnesota Bank & Trust ("MBT") with a principal amount of $8.2 million pursuant to the Payroll Protection Program ("PPP Loan"), backed by the Small Business Administration ("SBA"), under the CARES Act. As of December 31, 2021, the Company's PPP Loan was fully forgiven by the SBA. As such, the Company accounted for its then outstanding principal and accrued interest as a gain on extinguishment in accordance with ASC 470.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of December 31, 2021:

(In Thousands)	December 31, 2021	March 31, 2021	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$3,680	$—	August 31, 2023	Greater of 2.5% or Prime - 1%	$13,320
Term Note A - MBT	8,734	6,750	August 31, 2031	3.42%
Term Note B - MBT	3,081	3,375	August 31, 2031	3.42%
Term Note D - MBT	1,422	1,472	January 1, 2028	1-month LIBOR + 2%
Term Note E - MBT	2,856	4,706	June 25, 2025	Greater of LIBOR + 1.5% or 2.5%
Debt - Trust Preferred Securities	24,960	14,289	June 7, 2049	8.00%
PPP Loan	—	8,215	December 24, 2022[1]	1.00%
Total	44,733	38,807

AirCo 1 Debt
Term Loan - PSB	6,393	6,200	December 11, 2025	3-month LIBOR + 3.00%
Total	6,393	6,200

Jet Yard Debt
Term Loan - MBT	1,968	—	August 31, 2031	4.14%
Total	1,968	—

Contrail Debt
Revolver - Old National Bank ("ONB")	1,503	—	September 5, 2023	1-month LIBOR + 3.45%	23,497
Term Loan G - ONB	44,918	43,598	November 24, 2025	1-month LIBOR + 3.00%
Total	46,421	43,598

Delphax Solutions Debt
Canadian Emergency Business Account Loan	32	32	December 31, 2025	5.00%
Total	32	32

Wolfe Lake Debt
Term Loan - Bridgewater	9,900	—	December 2, 2031	3.65%
Total	9,900	—

Total Debt	109,447	88,637

Less: Unamortized Debt Issuance Costs	(1,049)	(1,141)
Total Debt, net	$108,398	$87,496

At December 31, 2021, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
December 31, 2022	$2,963
December 31, 2023	12,688
December 31, 2024	9,058
December 31, 2025	40,817
December 31, 2026	1,672
Thereafter	42,249
109,447
Less: Unamortized Debt Issuance Costs	(1,049)
$108,398

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

On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs will be $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share. As of December 31, 2021, 5.3 million Warrants have been exercised. The remaining 3.1 million Warrants were not exercised and expired on August 30, 2021.

During the first three quarters of fiscal 2022, the Company received $7.9 million in gross proceeds from the sale of TruPs through a S-3 Registration Statement filed by the Company. The TruPs were sold and issued under the S-3 “shelf” Registration Statement base prospectus filed with the Securities and Exchange Commission on March 10, 2021 and declared effective by the SEC on March 19, 2021, and under an At the Market Offering Agreement and a First Amendment to the At the Market Offering Agreement filed with the SEC on May 14, 2021 and November 19, 2021, respectively, and prospectus supplements filed with the SEC on May 14, 2021 and November 19, 2021, respectively.

The amount outstanding on the Company's Debt - Trust Preferred Securities is $25.0 million as of December 31, 2021.
1 The PPP loan was fully forgiven by the SBA in September 2021.

12.    Geographical Information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of December 31, 2021 and March 31, 2021 (in thousands):

	December 31, 2021	March 31, 2021
United States	$25,683	$8,632
Foreign	1,541	2,018
Total tangible long-lived assets, net	$27,224	$10,650

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at December 31, 2021. The net book value located within each individual country at December 31, 2021 and March 31, 2021 is listed below (in thousands):

	December 31, 2021	March 31, 2021
Macau	$1,430	$1,896
Other	111	122
Total tangible long-lived assets, net	$1,541	$2,018

Total revenue, in and outside the United States, is summarized in the following table for the nine months ended December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
United States	$109,261	$113,563
Foreign	16,379	14,831
Total revenue	$125,640	$128,394

13.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. We have presented prior periods based on the current presentation. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$18,248	$16,322	$55,694	$49,789
International	—	—	252	—
Total Overnight Air Cargo	18,248	16,322	55,946	49,789
Ground Equipment Sales:
Domestic	12,835	13,680	26,991	40,486
International	2,397	7,089	5,612	8,170
Total Ground Equipment Sales	15,232	20,769	32,603	48,656
Commercial Jet Engines and Parts:
Domestic	8,426	15,851	25,656	22,476
International	2,966	2,227	10,246	6,410
Total Commercial Jet Engines and Parts	11,392	18,078	35,902	28,886
Corporate and Other:
Domestic	456	548	920	811
International	105	102	269	252
Total Corporate and Other	561	650	1,189	1,063
Total	$45,433	$55,819	$125,640	$128,394

Operating Income (Loss):
Overnight Air Cargo	475	490	2,063	1,617
Ground Equipment Sales	1,463	4,229	2,929	7,369
Commercial Jet Engines and Parts	336	(1,598)	2,000	(4,776)
Corporate and Other	(2,249)	(2,053)	(6,268)	(7,091)
Total	$25	$1,068	$724	$(2,881)

Capital Expenditures:
Overnight Air Cargo	15	85	82	228
Ground Equipment Sales	97	4	114	115
Commercial Jet Engines and Parts	239	1,656	977	3,166
Corporate and Other	12	2	32	30
Total	$363	$1,747	$1,205	$3,539

Depreciation and Amortization:
Overnight Air Cargo	14	17	41	52
Ground Equipment Sales	81	38	145	152
Commercial Jet Engines and Parts	234	754	714	2,114
Corporate and Other	113	77	246	326
Total	$442	$886	$1,146	$2,644

14.    Commitments and Contingencies
Redeemable Non-controlling Interest
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller of Contrail (“Contrail Put/Call Option”). The Contrail Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $7.9 million as of December 31, 2021. The change in the redemption value compared to March 31, 2021 is an increase of $1.3 million. The increase was driven by $0.3 million of contributions made from the non-controlling interest and $0.6 million of the net change in fair value, in addition to $0.4 million of net income attributable to the non-controlling interest during the nine months ended December 31, 2021.
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
On May 5, 2021, the Company formed a new aircraft asset management business called CAM, and a new aircraft capital joint venture called CJVII. The new venture will focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII will target investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of December 31, 2021, CAM's remaining capital commitments are approximately $4.2 million from the Company and $28.9 million from MRC.

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. Through December 31, 2021, options to purchase up to 326,000 shares have been granted under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. As of December 31, 2021, total compensation cost recognized under the Plan was $0.3 million.

15.     Subsequent Events
Contrail's Interest Rate Swap
On January 7, 2022, Contrail completed an interest rate swap transaction with ONB with respect to the $43.6 million loan made to Contrail in November 2020 pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve. The purpose of the floating-to-fixed interest rate swap transaction was to effectively fix the loan interest rate at 4.68%. Notwithstanding the terms of the interest rate swap transaction, Contrail is ultimately obligated for all amounts due and payable under the financing.
Employee Retention Credit
On January 24, 2022, the Company filed an application with the Internal Revenue Service for an Employee Retention Credit in an amount approximating $9.1 million. The Employee Retention Credit, originally included in the CARES Act in 2020 and subsequently modified by Congress, is a refundable tax credit against certain employment taxes equal to 50-70% of the qualified wages an eligible employer pays to its employees. The Company’s application was made with respect to wages paid between the period January 1, 2001 and September 30, 2021. There is no assurance that the Company will qualify for this credit or when, or in what amount, the application will be approved.

GdW Beheer B.V. acquisition

On February 8, 2022, Air T Acquisition 22.1, LLC, a wholly-owned subsidiary of the Company, entered into a new secured loan with Bridgewater Bank, a Minnesota banking corporation. The loan is in the principal amount of $5.0 million and bears a fixed interest rate of 4.00%. The loan provides for monthly payments of accrued interest and annual principal payments of $0.5 million each for years 2023 through 2027, and matures on February 8, 2027 at which time the entire unpaid balance will be due and payable in full. In addition, the loan agreement contains affirmative and negative covenants. The loan is secured by a first lien on all of the assets of Air T Acquisition 22.1, LLC, a pledge of $5.0 million 8.0% Cumulative Capital Security Certificates (also referred to as the TruPs) which were contributed to the Air T Acquisition 22.1, LLC by the Company upon its formation, and a personal guaranty of the Company’s Chairman, President and Chief Executive Officer, Nicholas Swenson. The proceeds from the loan, as well as additional cash of $2.7 million were used to acquire a 70% interest in GdW Beheer B.V., a Dutch holding company involved in the global aviation data and information business, on February 10, 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2021, to and including December 31, 2021 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

This Quarterly Report on Form 10-Q, including the MD&A, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.

We also wish to caution investors that other factors might in the future prove to be important in affecting our results of operations. New factors emerge from time to time; it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (including the information presented therein under Risk Factors), as well other publicly available information.
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

Results of Operations

Outlook

COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time during the remainder of fiscal 2022 and beyond. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

Third Quarter Fiscal 2022 Compared to Third Quarter Fiscal 2021
Consolidated revenue for the three-month period ended December 31, 2021 decreased by $10.4 million (19%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2021	2020
Overnight Air Cargo	$18,248	$16,322	$1,926	12%
Ground Equipment Sales	15,232	20,769	(5,537)	(27)%
Commercial Jet Engines and Parts	11,392	18,078	(6,686)	(37)%
Corporate and Other	561	650	(89)	(14)%
	$45,433	$55,819	$(10,386)	(19)%
Revenues from the air cargo segment for the three-month period ended December 31, 2021 increased by $1.9 million (12%) compared to the third quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees and maintenance labor revenue from FedEx.

The ground equipment sales segment contributed approximately $15.2 million and $20.8 million to the Company’s revenues for the three-month periods ended December 31, 2021 and 2020 respectively, representing a $5.5 million (27%) decrease in the current quarter. The decrease was primarily driven by lower sales volume of deicing trucks this quarter due to the ongoing effects of COVID-19 compared to prior year comparable quarter. At December 31, 2021, the ground equipment sales segment’s order backlog was $3.7 million compared to $17.3 million at December 31, 2020. Finished Goods inventory increased to $8.7 million as of December 31, 2021 from $1.8 million as of December 31, 2020, as we added additional trucks ready for sale to capitalize on opportunistic sales that may arise as customers continue to recover from the impacts of the pandemic.
The commercial jet engines and parts segment contributed $11.4 million of revenues in the quarter ended December 31, 2021 compared to $18.1 million in the comparable prior year quarter, which is a decrease of $6.7 million (37%). The decrease was primarily driven by the fact that Contrail had 3 asset sales with no profit margin in the prior-year quarter that did not recur in the current-year quarter.

Following is a table detailing operating income (loss) by segment during the three months ended December 31, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2021	2020
Overnight Air Cargo	$475	$490	$(15)
Ground Equipment Sales	1,463	4,229	(2,766)
Commercial Jet Engines and Parts	336	(1,598)	1,934
Corporate and Other	(2,249)	(2,053)	(196)
	$25	$1,068	$(1,043)
Consolidated operating income for the quarter ended December 31, 2021 was $25.0 thousand, compared to operating income of $1.1 million in the comparable quarter of the prior year.
The air cargo segment's operating income for the three-month period ended December 31, 2021 was relatively flat compared to the third quarter of the prior fiscal year.

The ground equipment sales segment's operating income for the quarter ended December 31, 2021 decreased by $2.8 million from the prior year comparable quarter to $1.5 million. This decrease was primarily attributable to the decreased sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated operating income of $0.3 million in the current-year quarter compared to an operating loss of $1.6 million in the prior-year quarter. The change was primarily attributable to the increased component sales at the companies within this segment.
The corporate and other segment's operating loss was relatively flat this quarter compared to prior year's comparable quarter.
Following is a table detailing non-operating income (expense) during the three months ended December 31, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2021	2020
Interest expense	(1,236)	(1,172)	(64)
Income (Loss) from equity method investments	99	510	(411)
Other-than-temporary impairment loss on investments	(348)	—	(348)
Other	(11)	1,039	(1,050)
	(1,496)	377	(1,873)
The Company had a net non-operating loss of $1.5 million during the quarter ended December 31, 2021, compared to net non-operating income of $0.4 million in the prior-year quarter. In the third quarter 2020, the Company recorded $0.5 million of net income from our equity investments whereas in the current quarter, we recorded $0.1 million of net income pick-up. In addition, during the current-year quarter, the Company also recorded an impairment loss of $0.3 million on the equity investment of CCI. Also in the current-year quarter, the Company recorded $1.0 million of investment loss driven by decreases in the fair value of our investments, which was reflected in the change in the Other non-operating income (expense).
During the three-month period ended December 31, 2021, the Company recorded $0.3 million in income tax benefit at an effective tax rate ("ETR") of 19.2%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2021 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax"), the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of the Company's 79%-owned subsidiary ("Contrail").

During the three-month period ended December 31, 2020, the Company recorded $0.3 million in income tax benefit at an ETR of (22.0)%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2020 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

First Nine Months of Fiscal 2022 Compared to First Nine Months of Fiscal 2021

Following is a table detailing revenue by segment (in thousands):

	Nine Months Ended December 31,		Change
	2021	2020
Overnight Air Cargo	$55,946	$49,789	$6,157	12%
Ground Equipment Sales	32,603	48,656	(16,053)	(33)%
Commercial Jet Engines and Parts	35,902	28,886	7,016	24%
Corporate and Other	1,189	1,063	126	12%
	$125,640	$128,394	$(2,754)	(2)%
Revenues from the air cargo segment for the nine months ended December 31, 2021 increased by $6.2 million (12%) compared to the nine months ended December 31, 2020. The increase was principally attributable to higher pass-through revenue and maintenance labor revenue from FedEx as a result of increased business activity versus the prior year quarter as well as higher maintenance revenue from customers outside of FedEx.

The ground equipment sales segment contributed approximately $32.6 million and $48.7 million to the Company’s revenues for the nine-month periods ended December 31, 2021 and 2020 respectively, representing a $16.1 million (33)% decrease in the current nine-month period. The decrease was primarily driven by a lower sales volume of deicing trucks due to the ongoing effects of COVID-19 in the current year compared to prior year as well as higher numbers of trucks sold to the U.S. Air Force in the prior nine-month period.
The commercial jet engines and parts segment contributed $35.9 million of revenues in the nine months ended December 31, 2021 compared to $28.9 million in the comparable prior year nine months. The increase is primarily attributable to the fact that all the companies within this segment had higher component sales as the aviation industry started to see more activity in the current year as COVID-19 related restrictions continued to loosen.

Following is a table detailing operating income (loss) by segment during the nine months ended December 31, 2021 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2021	2020
Overnight Air Cargo	$2,063	$1,617	$446
Ground Equipment Sales	2,929	7,369	(4,440)
Commercial Jet Engines and Parts	2,000	(4,776)	6,776
Corporate and Other	(6,268)	(7,091)	823
	$724	$(2,881)	$3,605
Consolidated operating income for the nine months ended December 31, 2021 was $0.7 million compared to an operating loss of $2.9 million for the comparable nine months of the prior year.
Operating income for the air cargo segment for the nine months ended December 31, 2021 increased by $0.4 million versus the prior year comparable period primarily due to the revenue increase noted above.
The ground equipment sales segment's operating income decreased by $4.4 million to $2.9 million in the nine-month period ended December 31, 2021 versus the prior year comparable period. This decrease was primarily attributable to the revenue decrease noted above, in addition to higher costs of materials required to build trucks.
The commercial jet engines and parts segment generated an operating income of $2.0 million in the current-year nine month period compared to an operating loss of $4.8 million in the prior-year nine-month period. The change was primarily attributable to the increased component sales as the aviation industry started to see more activity as explained in the segment revenue discussion above.
The corporate and other segment's operating loss was $6.3 million for the nine months ended December 31, 2021 versus the prior year comparable period's operating loss of $7.1 million. This is primarily attributable to the segment having lower health insurance claims during the nine months ended December 31, 2021 compared to December 31, 2020.
Following is a table detailing non-operating income (expense) during the nine months ended December 31, 2021 compared to the same quarter in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2021	2020
Interest expense	$(3,341)	$(3,413)	$72
Income (Loss) from equity method investments	197	(546)	743
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	8,331	—	8,331
Other-than-temporary impairment loss on investments	(348)	—	(348)
Other	1,329	2,125	(796)
	$6,168	$(1,834)	$8,002
The Company had a net non-operating income of $6.2 million for the nine months ended December 31, 2021 compared to a net non-operating loss of $1.8 million in the prior-year nine-month period. The increase was primarily attributable to the $8.3 million gain recognized on the SBA's forgiveness of the Company's PPP loan. In addition, during the nine months ended December 31, 2021, the Company recorded an impairment loss of $0.3 million on the equity investment of CCI. Further, in the prior year, the Company recorded $0.5 million of net loss from our equity investments whereas in the current year, we recorded $0.2 million of net income from these investments.
During the nine-month period ended December 31, 2021, the Company recorded $0.2 million in income tax benefit at an effective rate of (3.6)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2021 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.

During the nine-month period ended December 31, 2020, the Company recorded $2.2 million in income tax benefit which resulted in an effective tax rate of 45.9%. The primary factors contributing to the difference between the federal statutory rate and the Company's effective tax rate for the nine-month period ended December 31, 2020 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended December 31, 2021.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.
Supply Chain and Inflation

The Company continues to monitor a wide range of health, safety, and regulatory matters related to the continuing COVID-19 pandemic including its impact on our business operations. In particular, ongoing supply chain disruptions have impacted product availability and costs across all markets including the aviation industry in which our company operates. Additionally, the United States is experiencing an acute workforce shortage and increasing inflation which has created a hyper-competitive wage environment. Thus far, the direct impact of these items on our businesses have been immaterial. However, ongoing or future disruptions to consumer demand, our supply chain, product pricing inflation, our ability to attract and retain employees, or our ability to procure products and fulfill orders, could negatively impact the Company’s operations and financial results in a material manner. We continue to look for proactive ways to mitigate potential impacts of supply chain disruptions at our businesses.
Liquidity and Capital Resources
As of December 31, 2021, the Company held approximately $5.8 million in cash and cash equivalents and restricted cash, $2.9 million of which related to restricted cash collateralized for Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC (the "Opportunity Zone Funds"), each a Minnesota limited liability company and a subsidiary of the Company. The Company also held $0.7 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $2.6 million of marketable securities and an aggregate of $36.8 million in available funds under its lines of credit as of December 31, 2021.
As of December 31, 2021, the Company’s working capital amounted to $85.6 million, an increase of $8.0 million compared to March 31, 2021.

As mentioned in Note 2 and Note 11 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC, completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota pursuant to the real estate purchase agreement with WLPC

East, LLC, a Minnesota limited liability company dated October 11, 2021. The real estate purchased consists of a 2-story office building, asphalt-paved driveways and parking areas, and landscaping. The building was constructed in circa 2004 with an estimated 54,742 total square feet of space. The real estate purchased is where the Air T's executive office is currently located. With this purchase, the Company assumed 11 leases from existing tenants occupying the building. The purchase price was $13.2 million, which was paid for with approximately $3.3 million in cash and a new secured loan from Bridgewater with an aggregate principal amount of $9.9 million and a fixed interest rate of 3.65% which matures on December 2, 2031.

On April 13, 2020, the Company entered into a loan with MBT with a principal amount of $8.2 million pursuant to the Payroll Protection Program, backed by the SBA, under the CARES Act. As of December 31, 2021, the Company's PPP Loan was fully forgiven by the SBA. As such, the Company accounted for its then outstanding principal and accrued interest as a gain on extinguishment in accordance with ASC 470.

As mentioned in Note 11 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, during the first three quarters of fiscal 2022, the Company received $7.9 million in gross proceeds from the sale of TruPs through a S-3 Registration Statement filed by the Company. The TruPs were sold and issued under the S-3 “shelf” Registration Statement base prospectus filed with the Securities and Exchange Commission on March 10, 2021 and declared effective by the SEC on March 19, 2021, and under an At the Market Offering Agreement and a First Amendment to the At the Market Offering Agreement filed with the SEC on May 14, 2021 and November 19, 2021, respectively, and prospectus supplements filed with the SEC on May 14, 2021 and November 19, 2021, respectively.

The Shelf Registration Statement registers a number of securities that may be issued by the Company in a maximum aggregate amount of up to $15 million. The Registration Statement is subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 because the Company’s public float is less than $75 million. For so long as the Company's public float is less than $75 million, the aggregate market value of securities sold by the Company under the Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. For purposes of this limitation, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $26.8 million, based on 1.1 million shares of our outstanding common stock held by non-affiliates and a price of $25.15 per share, which was the price as of December 31, 2021, a date within 60 days of the date that our common stock was last sold on The Nasdaq Global Market on February 11, 2022, calculated in accordance with General Instruction I.B.6 of Form S-3. After giving effect to the $8.9 million offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell from time to time up to the full amount of the $1.0 million remaining under the current Prospectus Supplement.

As mentioned in Note 14 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, in 2016, Contrail entered into an Operating Agreement with the Seller providing for the put and call options with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Put/Call Option permits the Seller to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on July 18, 2021. As of the date of this filing, neither the Seller nor Air T has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

As mentioned in Note 14 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on May 5, 2021, the Company formed a new aircraft asset management business called CAM and a new aircraft capital joint venture called CJVII. The new venture will focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII will target investments in current generation narrow-body aircraft and engines, building on Contrail Aviation’s origination and asset management expertise. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53 million, which is comprised of an $8 million initial commitment from the Company and an approximately $45 million initial commitment from MRC. As of December 31, 2021, CAM's remaining capital commitments are approximately $4.2 million from the Company and $28.9 million from MRC. CJVII will initially be capitalized with up to $408.0 million of equity from the Company and three institutional investor partners, consisting of $108.0 million in initial commitments and $300.0 million in upsize capacity, contingent on underwriting and transaction appeal. As of the date of this filing, $34.3 million of capital has been deployed to CJVII. The timing of the remaining capital commitment is not yet known at this time.

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

Cash Flows

Following is a table of changes in cash flow from continuing operations for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net Cash Used in Operating Activities	(19,690)	(6,661)
Net Cash Used in Investing Activities	(19,546)	(308)
Net Cash Provided by Financing Activities	29,079	40,383
Effect of foreign currency exchange rates on cash and cash equivalents	69	(164)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(10,088)	33,250
Net cash used in operating activities was $19.7 million for the nine-month period ended December 31, 2021 compared to net cash used in operating activities of $6.7 million in the prior year nine-month period. The change in net cash used in operating activities was primarily driven by a net increase in cash used to purchase inventories at Contrail. The Company had a net increase in inventories of $8.6 million in the current period and a net decrease of $6.1 million in the prior period. In addition to regular inventory movements resulting from component sales and purchases, Contrail purchased 1 engine in the current period and sold 2 engines in the prior period, which is driving the aforementioned change in inventories.
Net cash used in investing activities for the nine-month period ended December 31, 2021 was $19.5 million compared to net cash used in investing activities of $0.3 million in the prior-year period. Cash was used in the current-year period primarily to acquire the real estate located at 5000 36th Street West, St. Louis Park, Minnesota, as referenced in Note 2 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report and to invest in CAM, the Company's new aircraft asset management business.
Net cash provided by financing activities for the nine-month period ended December 31, 2021 was $29.1 million compared to net cash provided by financing activities of $40.4 million in the prior-year period. The decrease was primarily driven by lower net cash proceeds from the Company's term loans, partially offset by higher issuance of TruPs in the current-year.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $70.4 thousand and $1.7 million for the three months ended December 31, 2021 and 2020, respectively.

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

The tables below provide a reconciliation of operating income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA by segment for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three months ended		Nine months ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Operating income (loss) from continuing operations	$25	$1,068	$724	$(2,881)
Depreciation and amortization (excluding leased engines depreciation)	372	259	956	917
Asset impairment, restructuring or impairment charges	—	—	—	664
Loss on disposition of assets	—	5	3	1
Security issuance expenses	150	—	215	—
Adjusted EBITDA	$547	$1,332	$1,898	$(1,299)

	Three months ended		Nine months ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Overnight Air Cargo	$488	$506	$2,106	$1,672
Ground Equipment Sales	1,544	4,267	3,074	7,521
Commercial Jet Engines and Parts	500	(1,466)	2,524	(3,857)
Corporate and Other	(1,985)	(1,975)	(5,806)	(6,635)
Adjusted EBITDA	$547	$1,332	$1,898	$(1,299)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to various risks, including interest rate risk. As interest rates have increased, are projected to increase and can be volatile, the Company has designated a risk management policy which permits the use of derivative instruments to provide protection against rising interest rates on variable rate debt.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2021. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)The Company issued $5.0 million of its $5.0 million 8.0% Cumulative Capital Security Certificates (also referred to as the TruPs) to the Company’s wholly-owned subsidiary, Air T Acquisition 22.1, LLC in connection with its formation. The transaction was exempt, among other reasons, under Section 4(a)(2).

(b)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased during the quarter ended December 31, 2021.

Item 5.    Other information

(a) Other Information

N/A.

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1	Opinion of Winthrop & Weinstine, P.A. incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K dated November 19, 2021 (Commission file No. 001-35476).

10.2
First Amendment to At the Market Offering Agreement, dated November 18, 2021, by and between Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 2021 (Commission file No. 001-35476).

10.3
Promissory Note with Bridgewater Bank dated December 2, 2021 in the principal amount of $9,900,000, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 8, 2021 (Commission file No. 001-35476).

10.4
Combination Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with Bridgewater Bank dated December 2, 2021., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 8, 2021 (Commission file No. 001-35476).

10.5
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 13, 2021 (Commission file No. 001-35476).

10.6
Schedule to the 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC, including Swap Transaction Confirmation dated January 7, 2022, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 13, 2021 (Commission file No. 001-35476).

10.7
Form of Engine Sale Agreement between Finnair Aircraft Finance Oy and Contrail Aviation Support, LLC dated January 19, 2022.*, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 24, 2021 (Commission file No. 001-35476).

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: February 14, 2022
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer