Form 10-K
period 2022-03-31
AIR T INC
filed 2022-06-28
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the common stock on September 30, 2021 was approximately $29,663,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at May 31, 2022	2,866,418

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for its 2022 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year end are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2022 ANNUAL REPORT ON FORM 10-K
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
Acquisitions
Wolfe Lake HQ, LLC. On December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC ("Wolfe Lake"), completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota for $13.2 million pursuant to the real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company dated October 11, 2021. The real estate purchased consists of a 2-story office building, asphalt-paved driveways and parking areas, and landscaping. The building was constructed in 2004 and contains an estimated 54,742 total square feet of space. Air T's Minnesota executive office is currently located in the property. With this purchase, the Company assumed 11 leases from existing tenants occupying the building. Wolfe Lake HQ, LLC is included within the Corporate and other segment. See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
GdW Beheer B.V. On February 10, 2022, the Company acquired GdW Beheer B.V. ("GdW"), a Dutch holding company in the business of providing global aviation data and information for EUR 12.5 million. The acquisition was completed through a wholly-owned subsidiary of the Company, Air T Acquisition 22.1, LLC ("Air T Acquisition 22.1", “Subsidiary”), a Minnesota limited liability company, through its Dutch subsidiary, Shanwick B.V. ("Shanwick"), and was funded with cash, investment by executive management of the underlying business, and the loans described in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. As part of the transaction, the executive management of the underlying business purchased 30% of Shanwick. Air T Acquisition 22.1 and its consolidated subsidiaries are included within the Corporate and other segment. See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Unconsolidated Investments
On May 5, 2021, the Company helped form an aircraft asset management business called Contrail Asset Management, LLC (“CAM”), and an aircraft capital joint venture called Contrail JV II LLC (“CJVII”). The Company and Mill Road Capital (“MRC”) agreed to become common members in CAM. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII (“Asset Management Function”), and 2) to directly invest into CJVII alongside other institutional investment partners (“Investment Function”). For the Asset Management Function, CAM receives origination fees, management fees, consignment fees (where applicable) and a carried interest. For its Investment Function, CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. Any investment returns are shared pro-rata between the Company and MRC. See Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
The Company also has ownership interests in Insignia Systems, Inc. ("Insignia") and Cadillac Casting, Inc. ("CCI"). The operations of these companies are not consolidated into the operations of the Company. See Note 10 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income (loss) and Adjusted EBITDA.
Discontinued Operations

On September 30, 2019, the Company completed the sale of Global Aviation Services, LLC ("GAS"). The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the year ended

March 31, 2021. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

Certain financial data with respect to the Company’s geographic areas and segments is set forth in Notes 21 and 22 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T and Mountain Air Cargo, Inc. (“MAC”) is 5930 Balsom Ridge Road, Denver, North Carolina. The principal place of business of CSA Air, Inc. (“CSA”) is Iron Mountain, Michigan. The principal place of business for Global Ground Support, LLC (“GGS”) is Olathe, Kansas. The principal place of business of Delphax Technologies, Inc (“Delphax”) is Minneapolis, Minnesota. The principal place of business for Delphax Solutions, Inc. (“DSI”) is Mississauga, Canada. The principal place of business of Contrail Aviation Support, LLC (“Contrail”) is Verona, Wisconsin. The principal place of business of AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC (collectively, "AirCo”) and Worthington Aviation, LLC (“Worthington”) is Eagan, Minnesota. The principal place of business of Jet Yard, LLC (“Jet Yard”) and Jet Yard Solutions, LLC ("Jet Yard Solutions") is Marana, Arizona. The principal place of business of Wolfe Lake is Minneapolis, Minnesota. The principal place of business of GdW is Amsterdam, the Netherlands.
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

On June 1, 2021, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts.  These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent reflected an estimate of a fair market rental rate.  These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively.  The current dry-lease agreements provide for the reimbursement of MAC and CSA’s costs by FedEx, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. The current dry-lease agreement was most recently renewed on June 1, 2021 and is set to expire on August 31, 2026. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs fewer than six employees. As of the date of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.

As of March 31, 2022, MAC and CSA had an aggregate of 72 aircraft under its dry-lease agreements with FedEx.  Included within the 72 aircraft, 2 Cessna Caravan aircraft are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation.  MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.
Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 41% and 37% of the Company’s consolidated revenue for the fiscal years ended March 31, 2022 and 2021, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U.S. military.
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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2022:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-1996	Dry lease	54
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	9

			72
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

MAC and CSA operate in a niche market within a highly competitive contract cargo carrier market. MAC and CSA are two of nine carriers that operate within the United States as FedEx feeder carriers. MAC and CSA are benchmarked against the other five FedEx feeders based on safety, reliability, compliance with federal, state and applicable foreign regulations, price and other service-related measurements. The Company believes accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described.

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
Ground Equipment Sales.
GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2022, sales of deicing equipment accounted for approximately 88% of GGS’s revenues, compared to 94% in the prior fiscal year.
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

In October 2021, GGS was awarded a new contract to supply deicing trucks to the USAF. This agreement renewed GGS' original agreement with the USAF entered into in July 2009. Per the contract, GGS has to provide pricing that will be contractual for each one-year period within the years that the contract is awarded. Further, based upon volume of commercial items purchased during that year, there may be discounts calculated into the pricing and are reflective of the submitted pricing. With all option years expected to be executed by the government, this contract would expire on October 21, 2027.

GGS sold a total of 7 and 47 deicers under the previous contract with the USAF including both GL 1800 and ER 2875 models during fiscal years ended March 31, 2022 and March 31, 2021, respectively and all of the units were accepted by the USAF. GGS has already received confirmed orders of 18 deicers under the new agreement and currently expects delivery of both GL 1800 and ER 2875 models to begin in the second quarter of fiscal year 2023.

Commercial Jet Engines and Parts.
Contrail Aviation Support and Jet Yard (acquired during fiscal year 2017), AirCo (formed in May 2017), Worthington (acquired in May 2018), and Jet Yard Solutions (formed in January 2021) comprise the commercial jet engines and parts segment of the Company’s operations. Contrail Aviation Support is a commercial aircraft trading, leasing and parts solutions provider. Its primary focus revolves around the CFM International CFM56-3/-5/-7 engines and the International Aero Engines V2500A5 engine, which power the two most prevalent narrow body, single aisle aircraft that are currently flown commercially—the Boeing 737 Classic / 737 NG and the Airbus A320 family. Contrail Aviation Support acquires commercial aircraft, jet engines and components for the purposes of sale, trading, leasing and disassembly/overhaul. Contrail holds an ASA-100 accreditation from the Aviation Suppliers Association.
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
Backlog.
GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2022, GGS’s backlog of orders was $14.0 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2023. At March 31, 2021, GGS’s backlog of orders was $10.3 million. Backlog is not meaningful for the Company’s other business segments.
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
Employees.
As of March 31, 2022, the Company and its subsidiaries had 500 full-time and full-time-equivalent employees. None of the employees of the Company or any of its consolidated subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

Item 1A.    Risk Factors.
General Business Risks

Our business, financial condition and results of operations have been and may continue to be adversely affected by global public health issues, including the recent COVID-19 pandemic.

Our business, financial condition and results of operations have been and may continue to be adversely affected if the COVID-19 pandemic, or another global health crisis, impacts our employees, suppliers, customers, financing sources or others’ ability to conduct business or negatively affects consumer and business confidence or the global economy. The COVID-19 health crisis has affected large segments of the global economy, including the markets we operate in, disrupted global supply chains, resulted in significant travel and transport restrictions, and created significant disruption of the financial markets. Economic uncertainty as a result of any global health crisis could negatively affect our business, suppliers, distribution channels, and customers, including as a result of business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products, reduced consumer demand or customers’ ability to make payments. We have and may continue to experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), implementing further precautionary measures to protect the health of our workforce, orders put on hold or reduced access to supplies, capital, and fundamental support services (such as shipping and transportation). Furthermore, we do operate and compete globally and the response to the COVID-19 pandemic by domestic and foreign governments has been and may continue to be varied and those differences may impact our competitiveness. Any resulting financial impact cannot be fully estimated at this time, but may materially affect our business, financial condition, or results of operations.

The extent to which our operations may be impacted by the COVID-19 pandemic or any global health situation will depend largely on future developments which are highly uncertain and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. Even while government restrictions and responses to the COVID-19 pandemic have lessened, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions, economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. Our management team has, and will likely continue to, spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material adverse effect on us. This pandemic is still ongoing and additional impacts may arise that we are not aware of currently.

Market fluctuations may affect our operations.

Market fluctuations may affect our ability to obtain necessary funds for the operation of our businesses from current lenders or new borrowings. In addition, we may be unable to obtain financing on satisfactory terms, or at all. Third-party reports relating to market studies or demographics we obtained previously may no longer be accurate or complete. The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our business, financial condition, results of operation and the overall value of our assets.

Rising inflation may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, the Ukraine-Russia war, a rise in energy prices, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. An inflationary environment can increase our cost of labor, as well as our other operating costs, which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock.

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

Security threats and other sophisticated computer intrusions could harm our information systems, which in turn could harm our business and financial results.

We utilize information systems and computer technology throughout our business. We store sensitive data and proprietary information on these systems. Threats to these systems, and the laws and regulations governing security of data, including personal data, on information systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect information systems and data and complying with new cybersecurity regulations. Information systems are subject to numerous and evolving cybersecurity threats and sophisticated computer crimes, which pose a risk to the stability and security of our information systems, computer technology, and business.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information systems and computer technology to sophisticated and targeted measures known as advanced persistent threats and ransomware. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. A failure or breach in security could expose our company as well as our customers and suppliers to risks of misuse of information, compromising confidential information and technology, destruction of data, production disruptions, ransom payments, and other business risks which could damage our reputation, competitive position and financial results of our operations. Further, our technology resources may be strained due to an increase in the number of remote users. In addition, defending ourselves against these threats may increase costs or slow operational efficiencies of our business. If any of the foregoing were to occur, it could have a material adverse effect on our business and results of operations.

We sustained a cybersecurity attack in May 2022 involving ransomware that caused a network disruption and impacted certain of our systems. Upon detection, we undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement. We restored network systems and resumed normal operations. We are continuing to assess all actions that we will take to improve our existing systems. While we do not believe this event or resultant actions will have a material adverse effect on our business, this or similar incidents, or any other such breach of our data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.

Although we maintain cybersecurity liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for any liability that may be imposed. Any imposition of liability or litigation costs that are not covered by insurance could harm our business.

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

Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Chief Executive Officer, could have a material adverse effect on our businesses as our key employees have knowledge of our industry and customers that would be difficult to replace.

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
b.FedEx’s demand for the use of the services of our Air Cargo segment;
c.the timing and number of purchases and sales of engines or aircraft;

d.the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;
e.the termination or announced termination of production of particular aircraft and engine types;
f.the retirement or announced retirement of particular aircraft models by aircraft operators;
g.the operating history of any particular engine, aircraft or engine or aircraft model;
h.the length of our operating leases; and
i.the timing of necessary overhauls of engines and aircraft.

These risks may reduce our operating segment’s results including particularly our commercial jet engines and parts segment. These risks may reduce the commercial jet engines and parts segment’s engine utilization rates, lease margins, maintenance reserve revenues and proceeds from engine sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off-lease. As a result of the foregoing and other factors, the availability of engines for lease or sale periodically experiences cycles of oversupply and undersupply of given engine models and generally. The incidence of an oversupply of engines may produce substantial decreases in engine lease rates and the appraised and resale value of engines and may increase the time and costs incurred to lease or sell engines. We anticipate that supply fluctuations from period to period will continue in the future. As a result, comparisons to results from preceding periods may not be meaningful and results of prior periods should not be relied upon as an indication of our future performance.

Our Air Cargo Segment is dependent on a significant customer.

Our Air Cargo business is significantly dependent on a contractual relationship with FedEx Corporation (“FedEx”), the loss of which would have a material adverse effect on our business, results of operations and financial position. In the fiscal year ended March 31, 2022, 41% of our consolidated operating revenues, and 97% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. While FedEx has been our customer since 1980 under similar terms, our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or either MAC or CSA employs less than six employees. As of the date of issuance of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

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

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations. These risks are discussed in FedEx’s periodic reports filed with the SEC including its Annual Report on Form 10-K for the fiscal year ended May 31, 2021. These risks include but are not limited to the following:

•Economic conditions and anti-trade measures/trade policies and relations in the global markets in which it operates;
•Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations.
•The price and availability of fuel.
•Dependence on its strong reputation and value of its brand;
•Potential disruption to operations resulting from a significant data breach or other disruption to FedEx’s technology infrastructure;
•The continuing impact of the COVID-19 pandemic;
•The impact of being self-insured for certain costs;
•The transportation infrastructure continues to be a target for terrorist activities;
•Any inability to execute and effectively operate, integrate, leverage and grow acquired businesses and realize the anticipated benefits of acquisitions, joint ventures or strategic alliances;
•FedEx's ability to manage capital and its assets, including aircraft, to match shifting and future shipping volumes;
•Intense competition;
•Its autonomous delivery strategy is dependent upon the ability to successfully mitigate unique technological, operational and regulatory risks.
•The failure to successfully implement its business strategy and effectively respond to changes in market dynamics and customer preferences;
•Failure to attract and maintain employee talent or maintain company culture, as well as increases in labor and purchased transportation cost;
•Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so.
•FedEx Ground relies on service providers to conduct its linehaul and pickup-and-delivery operations, and the status of these service providers as direct employers of drivers providing these services is being challenged.

•Disruptions, modifications in service or changes in the business or financial soundness of the United States Postal Service, a significant customer and vendor of FedEx;
•The impact of proposed pilot flight and duty time regulations;
•Increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•The impact of global climate change or by legal, regulatory or market responses to such change;
•Potentially being unable to achieve our goal of carbon neutrality for its global operations by calendar 2040;
•Any inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography;
•Evolving Government regulation and enforcement;
•Any adverse changes in regulations and interpretations or challenges to its tax positions;
•Complex and evolving U.S. and foreign laws and regulations regarding data protection;
•The regulatory environment for global aviation or other transportation rights;
•Other risks and uncertainties, including:
◦widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
◦the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
◦changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen and Brazilian real, which can affect our sales levels and foreign currency sales prices;
◦any liability resulting from and the costs of defending against class-action, derivative and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings;
◦the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;
◦governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion, prolonged closure of key thoroughfares or sub-optimal routing of our vehicles and aircraft;
◦disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs;
◦stockholder activism, which could divert the attention of management and our board of directors from our business, hinder execution of our business strategy, give rise to perceived uncertainties as to our future and cause the price of our common stock to fluctuate significantly;
◦constraints, volatility or disruption in the capital markets, our ability to maintain our current credit ratings, commercial paper ratings, and senior unsecured debt and pass-through certificate credit ratings, and our ability to meet credit agreement financial covenants; and
◦the alternative interest rates we are able to negotiate with counterparties pursuant to the relevant provisions of our credit agreements following cessation of the publication of the London Interbank Offered Rate in the event the euro interbank offered rate also ceases to exist and we make borrowings under the agreements.

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

Our ground equipment sales segment’s deicing equipment is used to deice commercial and military aircraft. The extent of deicing activity depends on the severity of winter weather. Mild winter weather conditions permit airports to use fewer deicing units, since less time is required to deice aircraft in mild weather conditions. As a result, airports may be able to extend the useful lives of their existing units, reducing the demand for new units.

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

We have a very concentrated stockholder base. As of March 31, 2022, our three largest stockholders beneficially owned or had the ability to direct the voting of shares of our common stock representing approximately 64% of the outstanding shares. As a result, these stockholders have the power to determine the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by these stockholders of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our securities.

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

Our current financing arrangements require compliance with financial and other covenants and a failure to comply with such covenants could adversely affect our ability to operate.

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

Certain business initiatives, including expansions of existing businesses such as the relatively recent expansion at our commercial jet engines and parts segment and the establishment of a large aircraft asset management business and a new aircraft capital joint venture, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, new business plans and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held. There is no assurance that prior year activity and results will occur in future periods.

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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties.
The Company owns approximately 4.626 acres in Denver, North Carolina, which houses the operations of Air T and MAC and a 55,000 square feet office building in St. Louis Park, Minnesota that is partially leased to tenants and is the location of the Company's Minnesota executive office.
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
As of March 31, 2022, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.
Contrail leases a 21,000 square foot facility in Verona, Wisconsin. This is a lease from a related party. See Note 15 “Related Party Matters” of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. This lease expires on July 17, 2026. Contrail also leases a 1,453 square foot office space in Denver, Colorado. The lease is a 60 month lease that extends through June 2026.
Jet Yard leases approximately 48.5 acres of land from Pinal County at the Pinal Air Park in Marana, Arizona. The lease expires in May 2046, though Jet Yard has an option to renew the lease for an additional 30-year period (though the lease to a 2.6-acre parcel of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable. On May 27, 2020, Pinal County and Jet Yard entered into the first amendment to the lease agreement in which Pinal County agreed to the terms of Jet Yard's ground hardening civil improvement project ("ground hardening improvements") on areas under lease to improve its aircraft parking facilities. Starting in fiscal 2021, Jet Yard subleased the aforementioned lease along with the ground hardening improvements to Jet Yard Solutions.
DSI leases 12,206 square feet of space in a building located in Mississauga, Canada. The lease expires on July 31, 2023. The lease required Air T to deposit six months' rent as a cash deposit.

AirCo and Worthington began work in mid-2019 to consolidate back office operations. This process began with the move of AirCo’s inventory from Wichita to Eagan, MN. In parallel to this, Worthington worked with the landlord and property manager on a tenant expansion project to add an additional 2,546 square feet of office space and 11,214 square feet of warehouse to the Eagan, MN facility to consolidate inventory and support operations into one facility. AirCo Services occupied the Wichita facility through the end of the lease on April 30, 2020 at which time the Repair Station moved to Eagan, MN.

Worthington and AirCo lease a 41,280 square-foot facility in Eagan, Minnesota. The lease for this facility expires in December 2027. In addition, Worthington also leases a 12,000 square-foot storage facility in Hastings, Minnesota. The lease for this facility expires in July 2022. Worthington has two leases in Tulsa, Oklahoma. One lease is 22,582 square feet and expires in January 2027. The other lease is 10,000 square feet, renewable every six months, with the latest renewal expiring in September 2022. Additionally, Worthington also has two facility leases in Australia: Unit E3 is 1,195 square feet and Unit B5 is 1,442 square feet, both of which expire in January 2025.

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
As of March 31, 2022, the approximate number of holders of record of the Company’s Common Stock was 157.
The Company has not paid any cash dividends since 2014.
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares (adjusted to 1,125,000 shares after the stock split on June 10, 2019) of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. The Company purchased 15,435 shares pursuant to this authorization during the fiscal year ended March 31, 2022.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.
Purchases of shares of common stock during the fourth quarter are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2022	5,660	$25.47	178,970	933,282
Feb 1 - Feb 28, 2022	9,775	$24.65	188,745	923,507
March 1 - March 31, 2022	—	$—	188,745	923,507
As of March 31, 2022, the Company did not sell any securities within the past three years that were not registered under the Securities Act.
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
Acquisitions
Wolfe Lake HQ, LLC. On December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake, completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota for $13.2 million pursuant to the real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company dated October 11, 2021. The real estate purchased consists of a 2-story office building, asphalt-paved driveways and parking areas, and landscaping. The building was constructed in 2004 and contains an estimated 54,742 total square feet of space. Air T's Minnesota executive office is currently located in the building. With this purchase, the Company assumed 11 leases from existing tenants occupying the building. Wolfe Lake HQ, LLC is included within the Corporate and other segment. See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
GdW Beheer B.V. On February 10, 2022, the Company, acquired GdW, a Dutch holding company in the business of providing global aviation data and information for EUR 12.5 million. The acquisition was completed through a wholly-owned subsidiary of the Company, Air T Acquisition 22.1, a Minnesota limited liability company, through its Dutch subsidiary, Shanwick, and was funded with cash, investment by executive management of the underlying business, and the loans described in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. As part of the transaction, the executive management of the underlying business purchased 30% of Shanwick. Air T Acquisition 22.1 and its consolidated subsidiaries are included within the Corporate and other segment. See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Unconsolidated Investments
On May 5, 2021, the Company helped form an aircraft asset management business called CAM, and a new aircraft capital joint venture called CJVII. The Company and MRC agreed to become common members in CAM. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. For the Asset Management Function, CAM receives origination fees, management fees, consignment fees (where applicable) and a carried interest. For its Investment Function, CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. Any investment returns are shared pro-rata between the Company and MRC. See Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
The Company also has ownership interests in Insignia and CCI. The operations of these companies are not consolidated into the operations of the Company. See Note 10 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income (loss) and Adjusted EBITDA.
Discontinued Operations
On September 30, 2019, the Company completed the sale of GAS. The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the year ended March 31, 2021. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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

•Economic and industry conditions in the Company’s markets;
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
•Market acceptance and operational success of the Company’s relatively new aircraft asset management business and related aircraft capital joint venture; and
•The length and severity of the COVID-19 pandemic.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
Outlook
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may operate at a loss beyond fiscal 2022. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our business in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.
Fiscal 2022 vs. 2021
Consolidated revenue increased by $2.0 million (1%) to $177.1 million for the fiscal year ended March 31, 2022 compared to the prior fiscal year. Following is a table detailing revenue (after elimination of intercompany transactions), in thousands:

	Year ended March 31,		Change
	2022	2021
Overnight Air Cargo	$74,409	$66,251	$8,158	12%
Ground Equipment Sales	42,239	60,679	(18,440)	(30)%
Commercial Jet Engines and Parts	57,689	46,793	10,896	23%
Corporate and Other	2,740	1,398	1,342	96%
Total	$177,077	$175,121	$1,956	1%
Revenues from the air cargo segment increased by $8.2 million (12%) compared to the prior fiscal year, principally attributable to higher FedEx pass through revenues, higher admin fee as a result of increased contract rates starting in June 2021 and higher maintenance labor revenue. In addition, maintenance revenue with customers outside of FedEx also increased compared to the prior year. Pass-through costs under the dry-lease agreements with FedEx totaled $23.0 million and $19.9 million for the years ended March 31, 2022 and 2021, respectively.
The ground equipment sales segment contributed approximately $42.2 million and $60.7 million to the Company’s revenues for the fiscal periods ended March 31, 2022 and 2021, respectively, representing a $18.4 million (30%) decrease in the current year. The decrease was primarily driven by a lower volume of truck sales to the USAF in the current fiscal year. At March 31, 2022, the ground equipment sales segment’s order backlog was $14.0 million compared to $10.3 million at March 31, 2021.
The commercial jet engines and parts segment contributed $57.7 million of revenues in fiscal year ended March 31, 2022 compared to $46.8 million in the prior fiscal year which is an increase of $10.9 million (23%). The increase is primarily attributable to the fact that all the companies within this segment had higher component sales as the aviation industry started to see more activity in the current year as COVID-19 related restrictions continued to loosen.
Following is a table detailing operating income (loss) by segment, net of intercompany during Fiscal 2022 and Fiscal 2021 (in thousands):

	Year ended March 31,		Change
	2022	2021
Overnight Air Cargo	$2,794	$2,178	$616
Ground Equipment Sales	3,220	8,948	(5,728)
Commercial Jet Engines and Parts	3,619	(10,882)	14,501
Corporate and Other	(878)	(9,419)	8,541
Total	$8,755	$(9,175)	$17,930
Consolidated operating income for the fiscal year ended March 31, 2022 was $8.8 million compared to consolidated operating loss of $9.2 million in the prior fiscal year.
Operating income for the air cargo segment increased by $0.6 million in the current fiscal year, due primarily to having higher segment revenues as described above, offset by higher pilot and staff salaries as well as contract labor.
The ground equipment sales segment operating income decreased by $5.7 million from $8.9 million in the prior year to $3.2 million in the current year. This decrease was primarily attributable to the decreased sales noted in the segment revenue discussion above.
Operating income of the commercial jet engines and parts segment was $3.6 million compared to operating loss of $10.9 million in the prior year. The change was primarily attributable to the increased component sales with more favorable margin as the aviation industry started to see more activity as explained in the segment revenue discussion above. In addition, this segment incurred an inventory write-down of $6.4 million in the prior year compared to only $0.8 million in the current year.
The table below provides Adjusted EBITDA by segment for the fiscal year ended March 31, 2022 and 2021 (in thousands):

	Twelve Months Ended		Change
	March 31, 2022	March 31, 2021
Overnight Air Cargo	$2,854	$2,248	606
Ground Equipment Sales	3,455	9,132	(5,677)
Commercial Jet Engines and Parts	5,200	(3,933)	9,133
Corporate and Other	(103)	(8,777)	8,674
Adjusted EBITDA	$11,406	$(1,330)	12,736
Consolidated Adjusted EBITDA for the fiscal year ended March 31, 2022 was $11.4 million, an increase of $12.7 million compared to the prior fiscal year.
Adjusted EBITDA for the air cargo segment increased by $0.6 million in the current fiscal year, due primarily to having higher segment operating income as described above.
The ground equipment sales segment Adjusted EBITDA decreased by $5.7 million from $9.1 million in the prior year to $3.5 million in the current year. This decrease was primarily attributable to the decreased operating income noted in the discussion above.
Adjusted EBITDA of the commercial jet engines and parts segment was $5.2 million, an increase of $9.1 million from the prior fiscal year. The increase was primarily driven by the change in operating income (loss) as described above, partially offset by a lower EBITDA adjustment in inventory write-down of $5.5 million in this fiscal year compared to the prior fiscal year.
The corporate and other segment Adjusted EBITDA increased by $8.7 million from fiscal 2021 to fiscal 2022. The increase was driven by the $9.1 million offset to general and administrative expenses in the current fiscal year as a result of the ERC credit.
Following is a table detailing consolidated non-operating income (expense), net of intercompany during fiscal 2022 and fiscal 2021 (in thousands):

	Year Ended March 31,		Change
	2022	2021
Interest expense, net	$(4,948)	$(4,624)	$(324)
Gain on forgiveness of Paycheck Protection Program ("PPP")	8,331	—	8,331
Income (loss) from equity method investments	37	(723)	760
Other	1,221	2,741	(1,520)
Total	$4,641	$(2,606)	$7,247

The Company had net non-operating income of $4.6 million for the year ended March 31, 2022, an increase of $7.2 million from $2.6 million non-operating expense in the prior year. The increase was primarily attributable to the $8.3 million gain recognized on the SBA's forgiveness of the Company's PPP loan offset by a decrease of $1.5 million in other income primarily driven by prior-year's unrealized and realized gain on sale of investments that did not recur in the current-year.

During the year ended March 31, 2022, the Company recorded $1.2 million of income tax expense related to continuing operations, which yielded an effective rate of 8.7%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2022 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion of the minority owned portion of pretax income of Contrail, state income tax expense, the exclusion of PPP loan forgiveness proceeds from taxable income, and changes in the valuation allowance. The change in the valuation allowance is primarily due to unrealized losses on investments and the generation of foreign tax credits through the NOL carryback claim that the Company expects to expire before they are fully utilized, and attribute reduction incurred by Delphax related to dissolution of its French subsidiary.

During the fiscal year ended March 31, 2021, the Company recorded $3.4 million of income tax benefit related to continuing operations at an effective tax rate of 28.8%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2021 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion of the minority owned portion of pretax income of Contrail, state income tax expense, the rate differential for the Net Operating Loss ("NOL") carryback claim and changes in the valuation allowance. The change in the valuation allowance is primarily due to unrealized losses on investments and the generation of foreign tax credits through the NOL carryback claim that the Company expects to expire before they are fully utilized.

Market Outlook

COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas (such as inflation and supply chain issues) present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and could operate at a loss from time to time beyond fiscal 2022. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

Liquidity and Capital Resources

As of March 31, 2022, the Company held approximately $8.4 million in total cash, cash equivalents and restricted cash. Of which, $2.3 million related to cash collateral for three Opportunity Zone fund investments. The Company also held $1.7 million in restricted investments held as statutory reserve of SAIC. The Company also has approximately $0.9 million of marketable securities.
As of March 31, 2022, the Company’s working capital amounted to $97.3 million, an increase of $19.7 million compared to March 31, 2021, primarily driven by the $9.1 million Employee Retention Credit ("ERC") receivable and an increase of $13.2 million in accounts receivable.
The Company’s Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”) (the Air T debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) includes several covenants that are measured once a year at March 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.25. The AirCo 1 Credit Agreement (the AirCo 1 debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains an affirmative covenant relating to collateral valuation. The Contrail Credit Agreement (the Contrail debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth ("TNW") of $8 million. The obligations of Contrail under the Contrail Credit Agreement are guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with other lenders. As of March 31, 2022, the Company, AirCo 1 and Contrail were in compliance with all financial covenants.

In April 2020, the Company obtained loans under the PPP loan, as authorized by the CARES Act, of $8.2 million to help pay for payroll costs, mortgage interest, rent and utility costs. As of March 31, 2022, the Company's PPP Loan was fully forgiven by the SBA. As such, the Company accounted for its then outstanding principal and accrued interest as a gain on extinguishment in accordance with ASC 470.

As mentioned in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, during fiscal 2022, the Company received $8.5 million in gross proceeds from the sale of TruPs through a S-3 Registration Statement filed by the Company. The TruPs were sold and issued under the S-3 “shelf” Registration Statement base prospectus filed with the Securities and Exchange Commission on March 10, 2021 and declared effective by the SEC on March 19, 2021, and under an At the Market Offering Agreement and a First Amendment to the At the Market Offering Agreement filed with the SEC on May 14, 2021 and November 19, 2021, respectively, and prospectus supplements filed with the SEC on May 14, 2021 and November 19, 2021, respectively.

The Shelf Registration Statement registers a number of securities that may be issued by the Company in a maximum aggregate amount of up to $15 million. The Registration Statement is subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 because the Company’s public float is less than $75 million. For so long as the Company's public float is less than $75 million, the aggregate market value of securities sold by the Company under the Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. For purposes of this limitation, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $23.7 million, based on 1.0 million shares of our outstanding common stock held by non-affiliates and a price of $22.75 per share, which was the price as of March 31, 2022, a date within 60 days of the date that our common stock was last sold on The Nasdaq Global Market on May 26, 2022, calculated in accordance with General Instruction I.B.6 of Form S-3. After giving effect to the $7.9 million offering limit imposed by General Instruction I.B.6 of Form S-3, we have now reached the offering limit under the current Prospectus Supplement.

As mentioned in Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, Contrail entered into an Operating Agreement with the Seller providing for the put and call options with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on July 18, 2021 ("Contrail RNCI"). As of the date of this filing, neither the Seller nor Air T has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

As mentioned in Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on May 5, 2021, the Company formed a new aircraft asset management business called CAM and a new aircraft capital joint venture called CJVII. The new venture will focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII will target investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM will serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53 million, which is comprised of an $8 million initial commitment from the Company and an approximately $45 million initial commitment from MRC. As of March 31, 2022, CAM's remaining capital commitments are approximately $2.0 million from the Company and $22.0 million from MRC. CJVII will initially be capitalized with up to $408.0 million of equity from the Company and three institutional investor partners, consisting of $108.0 million in initial commitments and $300.0 million in upsize capacity, contingent on underwriting and transaction appeal. As of the date of this filing, $75.8 million of capital has been deployed to CJVII. The timing of the remaining capital commitment is not yet known at this time.

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

Cash Flows
Following is a table of changes in cash flow from continuing operations for the respective years ended March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,		Change
	2022	2021
Net Cash Used in Operating Activities	$(33,084)	$(1,823)	$(31,261)
Net Cash (Used) Provided by Investing Activities	(33,388)	2,516	(35,904)
Net Cash Provided by Financing Activities	59,254	71	59,183
Effect of foreign currency exchange rates	(341)	(412)	71
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	$(7,559)	$352	$(7,911)

Cash used in operating activities was $33.1 million in fiscal year 2022 compared to cash used in operating activities of $1.8 million in fiscal year 2021. During fiscal year 2022, the Company's purchase of engines and components received into inventory exceeded amounts spent in fiscal year 2021 by $17.5 million. Further, less cash was collected this year due to timing and less concentration of cash receipts compared to the prior year as accounts receivable increased by $13.2 million.
Cash used in investing activities for fiscal year 2022 was $33.4 million compared to cash provided by investing activities for the prior fiscal year of $2.5 million. This difference was primarily driven by cash used for the acquisitions of Wolfe Lake assets of $13.4 million, GdW's acquisition of $12.8 million, and investment in unconsolidated entities of $6.8 million.
Cash provided by financing activities for fiscal year 2022 was $59.2 million more compared to the prior fiscal year. This was primarily due to the current year's increase in net proceeds from lines of credit of $33.0 million, increase in proceeds received from issuance of Trust Preferred Securities ("TruPs") of $10.0 million, and decrease in payments on line of credit of $21.0 million compared to prior year, offset by prior year's proceeds from PPP loan of $8.2 million that did not recur in the current year.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0.3 million and $1.9 million for the fiscal year ended March 31, 2022 and 2021.

Management believes that Adjusted EBITDA is a useful measure of the Company's performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EBITDA is not intended to replace or be an alternative to operating income (loss) from continuing operations, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of operating income (loss) from continuing operations to Adjusted EBITDA for the fiscal year ended March 31, 2022 and 2021 (in thousands):

	Twelve Months Ended
	March 31, 2022	March 31, 2021
Operating income (loss) from continuing operations	$8,755	$(9,175)
Depreciation and amortization (excluding leased engines depreciation)	1,589	1,231
Asset impairment, restructuring or impairment charges	805	6,592
Loss (gain) on sale of property and equipment	5	(10)
Security issuance expenses	252	32
Adjusted EBITDA	$11,406	$(1,330)

Included in the asset impairment, restructuring or impairment charges for the fiscal year ended March 31, 2022 was a write-down of $0.8 million on the commercial jet engines and parts segment's inventory. The write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2022, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

The table below provides Adjusted EBITDA by segment for the fiscal year ended March 31, 2022 and 2021 (in thousands):

	Twelve Months Ended
	March 31, 2022	March 31, 2021
Overnight Air Cargo	$2,854	$2,248
Ground Equipment Sales	3,455	9,132
Commercial Jet Engines and Parts	5,200	(3,933)
Corporate and Other	(103)	(8,777)
Adjusted EBITDA	$11,406	$(1,330)

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
Inventories – Inventories are carried at the lower of cost or net realizable value. Within the Company’s commercial jet engines and parts segment, there are various estimates and judgments made in relief of inventory as parts are sold from established groups of parts from one engine or airframe purchase. The estimates and judgments made in relief of inventory are based on assumptions that are consistent with a market participant’s future expectations for the commercial aircraft, jet engines and parts industry and the economy in general and our expected intent for the inventory. These assumptions and estimates are complex and subjective in nature. Changes in economic and operating conditions, including those occurring as a result of the impact of the COVID-19 pandemic or its effects could impact the assumptions and result in future losses to our inventory.

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
Accounting for Redeemable Non-Controlling Interest. Policies related to redeemable non-controlling interests involve judgment and complexity, specifically on the classification of the non-controlling interests in the Company’s consolidated balance sheet, and the accounting treatment for changes in the fair value or estimated redemption value for non-controlling interests that are redeemed at other than fair value. Further, there is significant judgment in determining whether an equity instrument is currently redeemable or not currently redeemable but probable that the equity instrument will become redeemable. Additionally, there are also significant estimates made in the valuation of the Contrail's redeemable non-controlling interest. The fair value of Contrail's non-controlling interest is determined using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. Contrail’s market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail. There are also significant estimates made to determine the estimated redemption value of Shanwick's redeemable non-controlling interest ("Shanwick RNCI"). The analysis uses significant inputs such as forecasted earnings before interest and taxes ("EBIT"), discount rate and expected volatility, which require significant management judgment and assumptions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its variable rate borrowing. The Company has entered into variable to fixed rate interest-rate swap agreements to effectively reduce its exposure to interest rate fluctuations.

We are also exposed to certain losses in the event of nonperformance by the counterparties under the swaps. We regularly evaluate the financial condition of our counterparties. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Air T, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Redeemable non-controlling interest – valuation of Contrail Aviation Support, LLC — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company has a 79% controlling interest in Contrail Aviation Support, LLC and is party to an operating agreement with the owner of the remaining 21% ownership interest in Contrail Aviation Support, LLC, that contains certain future redemption features that are outside the control of the Company.

This arrangement is recorded and disclosed as a redeemable non-controlling interest at fair value of $7.2 million as of March 31, 2022. The Company adjusts the redeemable non-controlling interest each reporting period to the higher of the redemption value or carrying value, using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. The determination of fair value includes estimation uncertainty under both approaches.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 28, 2022

We have served as the Company's auditor since 2018.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended March 31,
(In thousands, except per share data)	2022	2021
Operating Revenues:
Overnight air cargo	$74,409	$66,251
Ground equipment sales	42,239	60,679
Commercial jet engines and parts	57,689	46,793
Corporate and other	2,740	1,398
	177,077	175,121

Operating Expenses:
Overnight air cargo	65,694	58,351
Ground equipment sales	33,538	45,282
Commercial jet engines and parts	36,603	36,710
General and administrative	29,817	34,264
Depreciation and amortization	1,860	3,107
Write-down of inventory	768	6,405
Impairment of property and equipment	37	187
Loss (gain) on sale of property and equipment	5	(10)
	168,322	184,296

Operating Income (Loss) from continuing operations	8,755	(9,175)

Non-operating Income (Expense):
Interest expense, net	(4,948)	(4,624)
Gain on forgiveness of PPP	8,331	—
Income (loss) from equity method investments	37	(723)
Other	1,221	2,741
	4,641	(2,606)

Income (Loss) from continuing operations before income taxes	13,396	(11,781)

Income Tax Expense (Benefit)	1,169	(3,387)

Net Income (Loss) from continuing operations	12,227	(8,394)

Gain on sale of discontinued operations, net of tax	—	4

Net Income (Loss)	12,227	(8,390)

Net (Income) Loss Attributable to Non-controlling Interests	(1,299)	1,113

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$10,928	$(7,277)

Income (loss) from continuing operations per share (Note 23)
Basic	$3.79	$(2.53)
Diluted	$3.78	$(2.53)

Income from discontinued operations per share (Note 23)
Basic	$—	$—
Diluted	$—	$—

Income (Loss) per share (Note 23)
Basic	$3.79	$(2.53)
Diluted	$3.78	$(2.53)

Weighted Average Shares Outstanding:
Basic	2,880	2,882
Diluted	2,888	2,882
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(In thousands)	2022	2021
Net Income (Loss)	$12,227	$(8,390)
Other Comprehensive Loss:

Foreign currency translation loss	(549)	(409)

Unrealized gain on interest rate swaps, net of tax of $294 and $78	929	262

Reclassification of interest rate swaps into earnings	41	(18)

Total Other Comprehensive Loss	421	(165)

Total Comprehensive Income (Loss)	12,648	(8,555)

Comprehensive (Income) Loss Attributable to Non-controlling Interests	(1,299)	1,113

Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$11,349	$(7,442)
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2022	March 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$5,616	$10,996
Marketable securities	859	1,407
Restricted cash	2,752	4,931
Restricted investments	1,691	1,507
Accounts receivable, net of allowance for doubtful accounts of $1,368 and $1,177	19,684	6,505
Income tax receivable	3,230	4,389
Inventories, net	75,167	71,971
Employee retention credit receivable	9,138	—
Other current assets	10,106	4,068
Total Current Assets	128,243	$105,774

Assets on lease or held for lease, net of accumulated depreciation of $780 and $436	14,509	2,131
Property and equipment, net of accumulated depreciation of $5,405 and $4,510	21,212	8,519
Intangible assets, net of accumulated amortization of $2,947 and $2,467	13,260	1,600
Right-of-use assets	7,354	7,757
Equity method investments	9,864	4,475
Goodwill	10,126	4,227
Other assets	3,031	6,267
Total Assets	207,599	140,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	9,397	8,344
Income tax payable	194	39
Accrued expenses and other (Note 12)	13,391	12,787
Current portion of long-term debt	6,482	5,639
Short-term lease liability	1,443	1,370
Total Current Liabilities	30,907	28,179

Long-term debt	129,326	81,857
Deferred income tax liabilities, net	2,812	595
Long-term lease liability	6,734	7,075
Other non-current liabilities	1,342	1,732
Total Liabilities	171,121	$119,438

Redeemable non-controlling interest	10,761	6,598

Commitments and contingencies (Note 24)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 50,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued, 2,866,418 and 2,881,853 shares outstanding	756	756
Treasury stock, 156,327 at $19.20 and 140,892 shares at $18.58	(3,002)	(2,617)
Additional paid-in capital	393	—
Retained earnings	26,729	16,270
Accumulated other comprehensive loss	(263)	(684)
Total Air T, Inc. Stockholders' Equity	24,613	13,725
Non-controlling Interests	1,104	989
Total Equity	25,717	14,714
Total Liabilities and Equity	$207,599	$140,750
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,227	$(8,390)
Gain on sale of discontinued operations, net of income tax	—	(4)
Net income (loss) from continuing operations	12,227	(8,394)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,860	3,107
Profit from sale of assets on lease and held for lease	—	(1,473)
Gain on forgiveness of PPP loan	(8,331)	—
Write-down of inventory	768	6,405
Other	876	1,019
Change in operating assets and liabilities:
Accounts receivable	(12,654)	6,074
Inventories	(17,602)	(129)
Accounts payable	1,050	(2,521)
Accrued expenses	(485)	(341)
Employee retention credit receivable	(9,138)	—
Other	(1,655)	(5,570)
Total adjustments	(40,484)	(2,487)
Net cash used in operating activities - continuing operations	(33,084)	(1,823)
Net cash provided by operating activities - discontinued operations	—	4
Net cash used in operating activities	(33,084)	(1,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(659)
Sale of marketable securities	815	2,452
Proceeds from sale of assets on lease and held for lease	—	8,183
Acquisition of businesses, net of cash acquired	(12,804)	(536)
Investment in unconsolidated entities	(6,797)	—
Acquisition of assets	(13,408)	—
Capital expenditures related to property & equipment	(1,530)	(3,899)
Capital expenditures related to assets on lease or held for lease	(28)	(2,106)
Other	364	(919)
Net cash (used) provided by investing activities - continuing operations	(33,388)	2,516
Net cash (used) provided by investing activities - discontinued operations	—	—
Net cash (used) provided by investing activities	(33,388)	2,516
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	99,363	66,383
Payments on lines of credit	(84,551)	(105,552)
Proceeds from term loan	34,232	59,278
Payments on term loan	(3,813)	(27,275)
Proceeds from PPP loan	—	8,215
Proceeds received from issuance of TruPs	11,278	1,341
Other	2,745	(2,319)
Net cash provided by financing activities - continuing operations	59,254	71
Effect of foreign currency exchange rates on cash and cash equivalents	(341)	(412)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,559)	356
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,927	15,571
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	8,368	15,927

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Non-cash capital expenditures related to property & equipment	13	31
Equipment leased or held for lease transferred to Inventory	12	19,623
Equipment in Inventory transferred to Assets on Lease	13,100	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash payments for operating leases	1,824	1,683
Cash paid during the year for interest	1,523	2,732
Cash paid during the year for income taxes	$429	$477

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2020	3,023	$756	141	$(2,617)	$2,636	$23,768	$(537)	$1,005	$25,011

Net loss*	—	—	—	—	—	(7,277)	—	(16)	(7,293)

Foreign currency translation loss	—	$—	—	—	—	—	(409)	—	(409)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	(2,636)	(221)	—	—	(2,857)

Unrealized gain of interest rate swaps, net of tax	—	—	—	—	—	—	262	—	262

Balance, March 31, 2021	3,023	$756	141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

(In thousands)	Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2021	3,023	$756	141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

Net income*	—	—	—	—	—	10,928	—	115	11,043

Repurchase of common stock	—	—	15	(385)	—	—	—	—	(385)

Stock compensation expense	—	—	—	—	393	—	—	—	393

Foreign currency translation loss	—	—	—	—	—	—	(549)	—	(549)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	531	—	—	531

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	929	—	929

Put option issued to co-investor in CAM	—	—	—	—	—	(1,000)	—	—	(1,000)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	41	—	41

Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717
*Excludes amount attributable to redeemable non-controlling interest in Contrail and Shanwick.
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2022 AND 2021
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
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income (loss) and Adjusted EBITDA.
Discontinued Operations
On September 30, 2019, the Company completed the sale of GAS. The results of operations of GAS are reported as discontinued operations in the condensed consolidated statements of operations for the year ended March 31, 2021. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as its non-wholly owned subsidiaries, Contrail, Shanwick and Delphax. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.
Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a number of disruptions, and we experienced and continue to experience to a lesser degree a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time beyond fiscal 2022. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022, however; uncertainty over the ultimate direct and indirect impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.
Segments - The Company has four reportable operating segments: overnight air cargo, ground equipment sales, commercial jet engine and parts and corporate and other. The Company assesses the performance of these segments on an individual basis (see Note 22).
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information by business segment for purposes of allocating resources and evaluating financial performance. Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income (loss) and Adjusted EBITDA.
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
Changes in estimates of the fair value of earn-out obligations subsequent to the acquisition date are not accounted for as part of the acquisition, rather, they are recognized directly in earnings.

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

Goodwill consisted of the following (in thousands):

	Year Ended March 31,
	2022	2021

Goodwill, at original cost	$10,502	$4,603

Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$10,126	$4,227

As of March 31, 2022, $4.2 million of the goodwill balance is attributable to the acquisition of Contrail and included within the Commercial Jet Engines and Parts segment. $5.9 million of the goodwill balance is attributable to the acquisition of GdW in February 2022, and included within the Corporate and Other segment.
We performed our annual impairment assessment for goodwill of the Contrail reporting unit at March 31, 2022. In the fiscal year 2022, COVID-19 continued to greatly impact the macroeconomic conditions and the outlook of the airline industry. Due to this, the Company performed a quantitative analysis using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. Contrail’s market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail.
Based on the results of our annual quantitative assessment conducted as of March 31, 2022, the fair value of our Contrail reporting unit exceeded its carrying value, and management concluded that no impairment charge was warranted.
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
The estimated amortizable lives of the intangible assets are as follows:

Years
Purchased software	3
Internally developed software	10-15
In-place lease and other intangibles	Over lease term
Trade names	5
Certification	5
Non-compete	5
License	5
Patents	9
Customer relationships	10-15
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

Accounting for Debt - Trust Preferred Securities and Warrant Liability – On June 10, 2019, the Company issued an aggregate of 1.6 million TruPs in the amount of $4.0 million in a non-cash transaction. In connection with the issuance of these TruPs, the Company also issued an aggregate of 8.4 million warrants (representing warrants to purchase $21.0 million in stated value of TruPs). A warrant for mandatorily redeemable shares conditionally obligates the issuer to ultimately transfer assets—the obligation is conditioned only on the warrant's being exercised because the shares will be redeemed. Thus, warrants for mandatorily redeemable shares are liabilities under ASC 480. Accordingly, the Warrants are recorded within "Other non-current liabilities" on our consolidated balance sheets. The Warrants are recorded at fair value. Fair value measurement was based on quoted price for a similar asset or liability as observed on the NASDAQ Global Market. The liability is classified as Level 2 in the hierarchy. As of March 31, 2022, 5.3 million Warrants were exercised. The remaining 3.1 million Warrants were not exercised and expired on August 30, 2021.

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

These TruPs are mandatorily redeemable preferred security obligations of the Company. In accordance with ASC 480, the Company presented mandatorily redeemable preferred securities that do not contain a conversion option as a liability on the balance sheet. Further, as the redemption date and the redemption amount are both fixed, in accordance with ASC 825, we measured these TruPs at the present value of the amount to be paid at settlement, discounted by using the implicit rate at inception.
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

Accounting for Redeemable Non-Controlling Interest – In 2016, in connection with the Company's acquisition of Contrail, Contrail entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail. The Operating Agreement includes put and call options (“Contrail Put/Call Option”) with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Contrail Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. Per the agreement, the price is to be agreed upon by the parties or, failing such agreement, to be determined pursuant to third-party appraisals in a process specified in the agreement.

In February 2022, in connection with the Company's acquisition of GdW, a consolidated subsidiary of Shanwick, the Company entered into a shareholder agreement with the 30% non-controlling interest owners of Shanwick, providing for the governance of and the terms of membership interests in Shanwick. The shareholder agreement includes put and call options (“Shanwick Put/Call Option”) with regard to the 30% non-controlling interest. The non-controlling interest holders are the executive management of the underlying business. The Shanwick Put/Call Option grants the Company an option to purchase the 30% interest at the call option price ("Call Option") that equals to the average EBIT over the 3 Financial Years prior to the exercise of the Call Option multiplied by 8. In addition, the Shanwick Put/Call Option also grants the non-controlling interest owners an option ("Put Option") to require Air T to purchase from them their respective ownership interests at the Put Option price, that is equal to the average EBIT over the 3 Financial Years prior to the exercise of the Put Option multiplied by 7.5. The Call Option and the Put Option may be exercised at any time from the fifth anniversary of the shareholder agreement and then only at the end of each fiscal year of Air T.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as redeemable and classified them in temporary equity within its Consolidated Balance Sheets initially at their acquisition-date estimated redemption value or fair value.

Per the Operating Agreement, the Contrail's non-controlling interest is redeemable at fair value, which is determined using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. Contrail’s market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail. The Contrail's non-controlling interest is adjusted each reporting period for income (or loss) attributable to the non-controlling interest as well as any applicable distributions made. A measurement period adjustment, if any, is then made to adjust the non-controlling interest to the higher of the redemption value (fair value) or carrying value each reporting period. These fair value adjustments are recognized through retained earnings and are not reflected in the Company's Consolidated Statements of Income (Loss). When calculating earnings per share attributable to the Company, the Company adjusts net income attributable to the Company for the measurement period adjustment to the extent the redemption value exceeds the fair value of the non-controlling interest on a cumulative basis. As of March 31, 2022, the fair value of the Contrail's redeemable non-controlling interest is $7.2 million. See Note 24, Commitments and Contingencies.
The Shanwick's non-controlling interest is redeemable at established multiples of EBIT and, as such, is considered redeemable at other than fair value. It is recorded on our consolidated balance sheets at estimated redemption value within redeemable non-controlling interests, and changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. As of March 31, 2022, the estimated redemption value of Shanwick's redeemable non-controlling interest is $3.6 million. See Note 24, Commitments and Contingencies.
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
The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income (loss). These pass-through costs totaled $23.0 million and $19.9 million for the years ended March 31, 2022 and 2021, respectively.

Liquidity – The Company’s Credit Agreement with MBT (the Air T debt in Note 14) includes several covenants that are measured once a year at March 31, including, but not limited to, a financial covenant requiring a debt service coverage ratio of 1.25. The AirCo 1 Credit Agreement (the AirCo 1 debt in Note 14) contains an affirmative covenant relating to collateral valuation. As of March 31, 2022, the Company and AirCo 1 were in compliance with all financial covenants.

The Contrail Credit Agreement (the Contrail debt in Note 14) contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum TNW of $8 million. As of March 31, 2022, Contrail was in compliance with all financial covenants.

The Company believes it is probable that the cash on hand (including that obtained from other current financings), net cash provided by operations from its remaining operating segments, together with its current revolving lines of credit, as amended or replaced, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of this ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this amendment on our contracts, hedging relationships, and other transactions affected by reference rate reform.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB updated the 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with GAAP). However, there may be circumstances in which the acquirer is unable to assess or rely on how the acquiree applied Topic 606, such as if the acquiree does not follow GAAP, if there were errors identified in the acquiree’s accounting, or if there were changes identified to conform with the acquirer’s accounting policies. In those circumstances, the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. The amendments in this Update also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments.

Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application.

The Company early adopted the amendments as of April 1, 2021. As a result, we recognized and measured contract assets and contract liabilities acquired from the acquisition of GdW in accordance with Topic 606 as if we had originated the contracts.

In November 2021, the FASB issued an update on the 2021-10—Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this Update apply to business entities that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition).

The amendments in this Update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy:

1. Information about the nature of the transactions and the related accounting policy used to account for the transactions

2. The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item

3. Significant terms and conditions of the transactions, including commitments and contingencies.

The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in this Update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions.

On January 24, 2022, the Company filed an application with the Internal Revenue Service for an ERC in an amount approximating $9.1 million. The Company early adopted the amendments as of April 1, 2021 and made all the required disclosures pertaining to our ERC application in Note 11.

2.    Acquisitions

Wolfe Lake HQ, LLC

On December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC, completed the purchase of the real estate located in St. Louis Park, Minnesota pursuant to the real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company dated October 11, 2021. The real estate purchased consists of a 2-story office building, asphalt-paved driveways and parking areas, and landscaping. The building was constructed in 2004 with an estimated 54,742 total square feet of space. The real estate purchased is where the Air T's executive office is currently located. With this purchase, the Company assumed 11 leases from existing tenants occupying the building.

The total amount recorded for the real estate was $13.4 million, which included the purchase price of $13.2 million and total direct capitalized acquisition costs of $0.2 million. The consideration paid for the real estate consisted of approximately $3.3 million in cash and a new secured loan from Bridgewater Bank ("Bridgewater") with an aggregate principal amount of $9.9 million and a fixed interest rate of 3.65% which matures on December 2, 2031. See Note 14.

In accordance with ASC 805, the purchase price consideration was allocated as follows (in thousands):

Land	$2,794
Building	8,439
Site Improvements	798
Tenant Improvements	269
In-place lease and other intangibles	1,108
$13,408

GdW Beheer B.V.
On February 10, 2022, the Company acquired GdW, a Dutch holding company in the business of providing global aviation data and information. The acquisition was completed through a wholly-owned subsidiary of the Company, Air T Acquisition 22.1, LLC ("Air T Acquisition 22.1", “Subsidiary”), a Minnesota limited liability company, through its Dutch subsidiary, Shanwick, and was funded with cash, investment by executive management of the underlying business, and the loans described in Note 14. As part of the transaction, the executive management of the underlying business purchased 30% of Shanwick. Air T Acquisition 22.1 and its consolidated subsidiaries are included within the Corporate and other segment.
Total consideration is summarized in the table below (in thousands):

February 10, 2022
Consideration paid	$15,256
Less: Cash acquired	(2,452)
Less: Net assets acquired	(6,855)
Goodwill	$5,949
The transaction was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their fair values as of February 10, 2022, with the excess of total consideration over fair value of net assets acquired recorded as goodwill. The following table outlines the consideration transferred and purchase price allocation at the respective fair values as of February 10, 2022 (in thousands):

February 10, 2022
ASSETS
Accounts Receivable	$715
Other current assets	67
Property, plant and equipment, net	40
Intangible - Proprietary Database	2,936
Intangible - Customer Relationships	7,354
Total assets	11,112

LIABILITIES
Accounts payable	15
Accrued expenses and deferred revenue	1,670
Deferred income tax liabilities, net	2,572
Total liabilities	4,257

Net assets acquired	$6,855
As of March 31, 2022, the purchase price allocation is considered preliminary. The Company’s initial accounting for this acquisition is incomplete as of the date of this report. Therefore, as permitted by applicable accounting guidance, the foregoing amounts are provisional. All relevant facts and circumstances are still being considered by management prior to finalization of the purchase price allocation.
The following table sets forth the revenue and expenses of GdW, prior to intercompany eliminations, that are included in the Company’s condensed consolidated statement of income for the fiscal year ended March 31, 2022 (in thousands):

Income Statement Post-Acquisition
Revenue	$887
Cost of Sales	145
Operating Expenses	701
Operating Income	41
Non-operating income	19
Net income	$60
Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.
3.    MAJOR CUSTOMER
Approximately 41% and 37% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2022 and 2021, respectively. Approximately 15% and 35% of the Company’s consolidated accounts receivable at March 31, 2022 and 2021, respectively, were due from FedEx Corporation.
4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	Fair Value Measurements at March 31,
	2022	2021
Marketable securities (including restricted investments) (Level 1)	$2,550	$2,914
Interest rate swaps (Level 2)	889	593
Warrants Liability (Level 2)	—	414
Contrail's redeemable non-controlling interest (Level 3)	$7,178	$6,598
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
The fair value of Contrail's redeemable non-controlling interest is based on a combination of market approach and income approach and is classified as Level 3 in the hierarchy. See Note 24.
The fair value measurements which use significant observable inputs (Level 3), changed due to the following (in thousands):

Contrail's Redeemable Non- Controlling Interest
Beginning Balance as of April 1, 2021	$6,598
Contribution from non-controlling member	285
Distribution to non-controlling member	—
Net income attributable to non-controlling interests	826
Fair value adjustment - Contrail (Note 24)	(531)
Ending Balance as of March 31, 2022	$7,178
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their fair values at March 31, 2022 and 2021.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company determines fair value of engine assets on lease or held for lease by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors such as current data from manufacturers as well as specific market sales. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of engine assets on lease or held for lease. As of March 31, 2022, as a result of our year-end valuation, we did not identify any impairment on our engine assets on lease or held for lease.

5.    INVENTORIES
Inventories consisted of the following (in thousands):

	Year Ended March 31,
	2022	2021
Overnight air cargo	$28	$—
Ground equipment manufacturing:
Raw materials	4,688	4,695
Work in process	2,437	5,820
Finished goods	9,264	1,691
Corporate and other:
Raw materials	705	462
Finished goods	728	889
Commercial jet engines and parts:	60,439	60,516
Total inventories	78,289	74,073
Reserves	(3,122)	(2,102)
Total inventories, net of reserves	$75,167	$71,971

A write-down of $0.8 million was recorded on the inventory of the commercial jet engines and parts segment during the fiscal year ended March 31, 2022. The write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2022, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

6.    LESSOR ARRANGEMENTS

Assets on lease

The Company leases equipment to third parties, primarily through Contrail which leases engines to aviation customers with lease terms between 1 and 3 years under operating lease agreements. For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the leases. The Company depreciates the engines on a straight-line basis over the assets' useful life from the acquisition date to a residual value. Depreciation expense relating to engines on lease was $0.3 million and $1.9 million for the fiscal years ended March 31, 2022 and 2021, respectively.

Future minimum rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. Contingent rent earned totaled approximately $0.1 million and $4.9 thousand for the fiscal years ended March 31, 2022 and 2021, respectively. As of March 31, 2022, future minimum rental payments to be received under non-cancelable leases are as follows (in thousands):

Year ended March 31,
2023	$4,380
2024	72
2025	—
2026	—
2027	—
Thereafter	—
Total	$4,452

As of March 31, 2022, Contrail has one engine on lease that includes a return-to-condition compensation ("engine compensation") provision upon the lease termination in December 2022. The engine compensation is determined as the sum of $3.6 million, plus a variable component calculated based on various escalation factors, including usage of flight hours and consumption of material, labor and utility. The Company estimated the engine compensation as of March 31, 2022 to be $4.4 million, which was recorded within "Other current assets" on our consolidated balance sheets. $3.6 million of the engine compensation is fixed, and thus is included within the $4.4 million of future rental payments to be received during the fiscal year ended March 31, 2023.

Office leases

The Company, through its wholly owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. The Company depreciates the assets on a straight-line basis over the assets' useful life. Depreciation expense relating to office leases was $0.1 million for the fiscal year ended March 31, 2022.

We recognized rental and other revenues related to operating lease payments of $0.4 million, of which variable lease payments were $0.2 million during the year ended March 31, 2022. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect at March 31, 2022:

Year ended March 31,
2023	$827
2024	780
2025	774
2026	746
2027	728
Thereafter	3,729
Total	$7,584

7.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Year Ended March 31,
	2022	2021
Furniture, fixtures and equipment	$6,470	$4,852
Leasehold improvements	6,297	5,541
Building	13,850	2,636
	26,617	13,029
Less: accumulated depreciation	(5,405)	(4,510)
Property and equipment, net	$21,212	$8,519

8.    INTANGIBLES
Intangibles consisted of the following (in thousands):

	Year Ended March 31,
	2022	2021
Purchased software	$447	$407
Internally developed software	4,112	828
In-place lease and other intangibles	1,108	—
Customer relationships	7,694	451
Patents	1,112	1,112
Other	1,391	1,024
	15,864	3,822
Less: accumulated amortization	(2,947)	(2,467)
	12,917	1,355
In-process software	343	245
Intangible assets, total	$13,260	$1,600
The components of purchased intangible assets for Wolfe Lake were as follows (in thousands):

		March 31, 2022
	Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount

In-place lease and other intangibles	9 years, 3 months	$1,108	$63	$1,045
The components of purchased intangible assets for GdW were as follows (in thousands):

		March 31, 2022
	Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount

Internally developed software	9 years, 10 months	$2,892	$49	$2,843
Customer relationship	14 years, 10 months	7,243	82	7,161
	13 years, 5 months	$10,135	$131	$10,004
Based on the intangible assets recorded at March 31, 2022 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)	Amortization
2023	$1,312
2024	1,181
2025	1,107
2026	1,037
2027	997
Thereafter	7,283
$12,917

9.    INVESTMENTS IN SECURITIES AND DERIVATIVE INSTRUMENTS
As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Air T - Term Note A and Air T - Term Note D). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt to provide a fixed rate of 4.56% and 5.09%, respectively, on Term Notes A and D. The swaps mature in January 2028.
On August 31, 2021, Air T and MBT refinanced Term Note A and fixed its interest rate at 3.42%. As a result of this refinancing, the Company determined that the interest rate swap on Term Note A was no longer an effective hedge. The Company will amortize the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Term Note A at the time of de-designation into earnings over the remainder of its term. In addition, any changes in the fair value of Term Note A's swap after August 31, 2021 are recognized directly into earnings. The remaining swap contract associated with Term Note D is designated as an effective cash flow hedging instrument in accordance with ASC 815.
On January 7, 2022, Contrail completed an interest rate swap transaction with Old National Bank ("ONB") with respect to the $43.6 million loan made to Contrail in November 2020 pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve ("Contrail - Term Note G"). The purpose of the floating-to-fixed interest rate swap transaction was to effectively fix the loan interest rate at 4.68%. As of February 24, 2022, this swap contract has been designated as a cash flow hedging instrument and qualified as an effective hedge in accordance with ASC 815. During the period between January 7, 2022 and February 24, 2022, the Company recorded a loss of approximately $0.1 million in the consolidated statement of income (loss) due to the changes in the fair value of the instrument prior to the designation and qualification of this instrument as an effective hedge. After it was deemed an effective hedge, the Company recorded changes in the fair value of the instrument in the consolidated statement of comprehensive income (loss).
For the swaps related to Air T Term Note D and Contrail - Term Note G, the effective portion of changes in the fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transactions affect earnings. The interest rate swaps are considered Level 2 fair value measurements. As of March 31, 2022 and March 31, 2021, the fair value of the interest-rate swap contracts was an asset of $0.9 million and a liability of $0.6 million, respectively, which is included within other assets and other non-current liabilities, respectively in the consolidated balance sheets. During the twelve months ended March 31, 2022 and 2021, the Company recorded a gain of approximately $0.9 million and $0.3 million, net of tax, respectively, in the consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the fiscal year ended March 31, 2022, the Company did not record any gain or loss related to these derivative instruments. During the fiscal year ended March 31, 2021, the Company had a gross gain aggregating to $0.8 million and a gross loss aggregating to $23.7 thousand related to these derivative instruments.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income (loss). The fair market value of marketable equity securities is determined based on quoted market prices in active markets. During the fiscal year ended March 31, 2022, the Company had a gross unrealized gain aggregating to $2.8 million and a gross unrealized loss aggregating to $2.4 million. During the fiscal year ended March 31, 2021, the Company had a gross unrealized gain aggregating to $1.2 million and a gross unrealized loss aggregating to $1.2 million. These unrealized gains and losses are included in Other income (loss) on the consolidated statement of income (loss).

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2022 and 2021, the Company had no outstanding borrowings under its margin account. As of March 31, 2022 and 2021, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $0 and $0.9 million, respectively, which is reflected in other current assets on the consolidated balance sheets.

10.    EQUITY METHOD INVESTMENTS
The Company’s investment in Insignia is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of March 31, 2022, the number of Insignia's shares owned by the Company was adjusted to 0.5 million, representing approximately 27% of the outstanding shares. During the fiscal year ended March 31, 2021, due to loss attributions and impairments taken in prior fiscal years, the Company's net investment basis in Insignia was reduced to $0. As such, the Company did not record any additional share of Insignia's net loss for the fiscal year ended March 31, 2022. On August 23, 2021, Insignia restated its 10-K for the fiscal year ended December 31, 2020 and its 10-Q for the quarter ended March 31, 2021. The Company evaluated these restatements and determined that they would not result in any additional impact on the Company's condensed consolidated financial statements.
The Company's 18.98% investment in CCI is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. For the fiscal year ended March 31, 2022, the Company recorded a loss of $0.8 million as its share of CCI's net loss for the twelve months ended December 31, 2021, along with a basis difference adjustment of $50.0 thousand. Additionally, due to the adverse financial results as reported in CCI's financial statements for the quarters ended June 30, 2021 and September 30, 2021, in addition to consideration of industry reports and other qualitative factors, the Company determined that it suffered from an other-than-temporary impairment in its investment in CCI. As such, the Company recorded an impairment charge of $0.3 million during the quarter ended December 31, 2021. The Company's net investment basis in CCI is $2.6 million as of March 31, 2022.
Summarized audited financial information for the Company's equity method investees for the twelve months ended December 31, 2021 and December 31, 2020 are as follows (in thousands):

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Revenue	$115,051	$91,245
Gross Profit	5,642	4,589
Operating loss	(9,627)	(10,551)
Net loss	(7,473)	(1,960)
Net loss attributable to Air T, Inc. stockholders	$(815)	$(760)

11.     EMPLOYEE RETENTION CREDIT

The ERC, as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the ERC. The Relief Act extended and enhanced the ERC for qualified wages paid after December 31, 2020 through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020 through June 30, 2021. Under the American Rescue Plan Act of 2021 ("ARPA"), which was signed into law on March 11, 2021, the ERC was further extended through December 31, 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the COVID-19 outbreak.

The Company qualified for federal government assistance through the ERC provisions for the period between January 1, 2021 and September 30, 2021. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. As of March 31, 2022, the Company's expected one-time refunds totaling $9.1 million, are included on the Consolidated Balance Sheets as an Employee Retention Credit receivable, as well as on the Consolidated Statements of Income (Loss) as an offset to the related employee expenses within general and administrative expenses.

We expect to receive the employee retention credit payment in fiscal 2023. Upon receipt, we expect to allocate these funds towards a combination of further investment in our team members, growth investments, capital expenditures, and deferred maintenance capital spending.

12.     ACCRUED EXPENSES

	Year ended March 31,
(In thousands)	2022	2021

Salaries, wages and related items	$4,232	$5,427
Profit sharing and bonus	1,365	2,706
Other deposits	2,948	1,251
Other	4,846	3,403
Total	$13,391	$12,787

13.    LESSEE ARRANGEMENTS
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

The components of lease cost for the twelve months ended March 31, 2022 and 2021 are as follows (in thousands):

	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Operating lease cost	$2,102	$2,134
Short-term lease cost	603	316
Variable lease cost	722	760
Total lease cost	$3,427	$3,210
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the years ended March 31, 2022 and 2021 were as follows (in thousands):

	March 31, 2022	March 31, 2021
Operating leases
Operating lease ROU assets	$7,354	$7,757
Operating lease liabilities	$8,177	$8,445

Weighted-average remaining lease term
Operating leases	13 years, 5 months	13 years, 9 months

Weighted-average discount rate
Operating leases	4.33%	4.37%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the year ended March 31, 2022 are as follows (in thousands):

Operating Leases
2023	$1,736
2024	1,375
2025	1,119
2026	870
2027	704
Thereafter	5,300
Total undiscounted lease payments	11,104
Less: Interest	(2,446)
Less: Discount	(481)
Total lease liabilities	$8,177

14.    FINANCING ARRANGEMENTS
Borrowings of the Company and its subsidiaries are summarized below at March 31, 2022 and March 31, 2021, respectively.

On April 13, 2020, the Company entered into a loan with MBT in a principal amount of $8.2 million pursuant to a PPP Loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of March 31, 2022, the Company's PPP Loan was fully forgiven by the SBA. As such, the Company accounted for its then outstanding principal and accrued interest as a gain on extinguishment in accordance with ASC 470.

As mentioned in Note 2, on February 10, 2022, the Company acquired GdW, a Dutch holding company in the business of providing global aviation data and information. The acquisition was completed through a wholly-owned subsidiary of the Company, Air T Acquisition 22.1, a Minnesota limited liability company, through its Dutch subsidiary, Shanwick, and was funded with cash, investment by executive management of the underlying business, and loans as described below. As part of the transaction, Shanwick obtained a EUR 4.0 million loan package from ING Bank ("ING") to further fund this transaction. The ING loan package includes a EUR 3.0 million term loan (translated into $3.3 million Term Loan A - ING below) which carries an interest rate of 3.5% and a maturity date of February 1, 2027, and a EUR 1.0 million term loan (translated into $1.1 million Term Loan B - ING below) which carries an interest rate of 4% and a maturity date of May 1, 2027. The ING loan is non-recourse to the Company and Subsidiary and is secured by the shares of GdW.

The Company secured the funds necessary to fund its portion of the GdW acquisition consideration on February 8, 2022 through (i) a new secured loan from Bridgewater Bank ("Bridgewater"), a Minnesota banking corporation and (ii) cash. The loan is in the principal amount of $5.0 million and bears a fixed interest rate of 4.00%. The loan provides for monthly payments of accrued interest and annual principal payments of $0.5 million each for years 2023 through 2027, and matures on February 8, 2027 at which time the entire unpaid balance will be due and payable in full. In addition, the loan agreement contains affirmative and negative covenants. The loan is secured by a first lien on all of the assets of the Subsidiary, a pledge of $5.0 million 8.0% TruPs, and a personal guaranty of the Company’s Chairman, President and Chief Executive Officer Nicholas Swenson.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of March 31, 2022 and 2021:

(In Thousands)	March 31, 2022	March 31, 2021	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$10,969	$—	8/31/2023	Greater of 2.50% or Prime - 1.00%	$6,031
Term Note A - MBT	8,542	6,750	8/31/2031	3.42%
Term Note B - MBT	3,014	3,375	8/31/2031	3.42%
Term Note D - MBT	1,405	1,472	1/1/2028	1-month LIBOR + 2.00%
Term Note E - MBT	2,316	4,706	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Debt - Trust Preferred Securities	25,567	14,289	6/7/2049	8.00%
PPP Loan	—	8,215	12/24/2022[1]	1.00%
Total	51,813	38,807

AirCo 1 Debt
Term Loan - Park State Bank ("PSB")	6,393	6,200	12/11/2025	3-month LIBOR + 3.00%
Total	6,393	6,200

Jet Yard Debt
Term Loan - MBT	1,943	—	8/31/2031	4.14%
Total	1,943	—

Contrail Debt
Revolver - ONB	3,843	—	9/5/2023	1-month LIBOR + 3.45%	21,157
Term Loan G - ONB	44,918	43,598	11/24/2025	1-month LIBOR + 3.00%
Term Loan H - ONB	8,698	—	8/18/2023	Wall Street Journal (WSJ) Prime Rate + 0.75%
Total	57,459	43,598

Delphax Solutions Debt
Canadian Emergency Business Account Loan	32	32	12/31/2025	5.00%
Total	32	32

Wolfe Lake Debt
Term Loan - Bridgewater	9,837	—	12/2/2031	3.65%
Total	9,837	—

Air T Acquisition 22.1
Term Loan - Bridgewater	5,000	—	2/8/2027	4.00%
Term Loan A - ING	3,341	—	2/1/2027	3.50%
Term Loan B - ING	1,114	—	5/1/2027	4.00%
Total	9,455	—

Total Debt	136,932	88,637

Less: Unamortized Debt Issuance Costs	(1,124)	(1,141)
Total Debt, net	$135,808	$87,496
1 The PPP loan was fully forgiven by the SBA in September 2021.

Fiscal 2022's weighted average interest rate on short term borrowings outstanding was 3.90% . The weighted average interest rate on short term borrowings outstanding as of March 31, 2021 was 0.00%, due to the fact that all short-term borrowings outstanding as of March 31, 2021 have zero balances.
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
At March 31, 2022, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Fiscal year ended	Amount
2023	$6,482
2024	29,854
2025	10,242
2026	41,459
2027	5,354
Thereafter	43,541
136,932
Less: Unamortized Debt Issuance Costs	(1,124)
$135,808
The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.
Fair Value of Debts - As of March 31, 2022 and 2021, the carrying amounts reported in the consolidated balance sheets for the Company’s debt instruments approximate the fair values. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debts.
Interest Expense, net - The components of net interest expense during the years ended March 31, 2022 and March 31, 2021 are as follows (in thousands):

	March 31, 2022	March 31, 2021
Contractual interest	$4,808	$4,352
Amortization of deferred financing costs	367	288
Interest income	(227)	(16)
Total	$4,948	$4,624

Other - On June 10, 2019, the Company completed a transaction with all holders of the Company’s Common Stock to receive a special, pro-rata distribution of the securities enumerated below:

•A dividend of one additional share for every two shares already held (a 50% stock dividend, or the equivalent of a 3-for-2 stock split). See Note 23.
•The Company issued and distributed to existing common shareholders, via a non-cash transaction from equity, an aggregate of 1.6 million trust preferred capital security shares (aggregate $4.0 million stated value) and an aggregate of 8.4 million warrants (representing warrants to purchase $21.0 million in stated value of TruPs).

On January 14, 2020, Air T effected a one-for-ten reverse split of its TruPs. As a result of the reverse split, the stated value of the TruPs currently is $25.00 per share. Further, each Warrant conferred upon its holder the right to purchase one-tenth of a share of TruPs for $2.40, representing a 4% discount to the new stated value of $2.50 for one-tenth of a share. As of March 31, 2022, approximately 5.3 million Warrants were exercised. The remaining 3.1 million Warrants were not exercised and expired on August 30, 2021.

During fiscal 2022, the Company received $8.5 million in gross proceeds from the sale of TruPs through a S-3 Registration Statement filed by the Company. The TruPs were sold and issued under the S-3 “shelf” Registration Statement base prospectus filed with the Securities and Exchange Commission on March 10, 2021 and declared effective by the SEC on March 19, 2021, and under an At the Market Offering Agreement and a First Amendment to the At the Market Offering Agreement filed with the SEC on May 14, 2021 and November 19, 2021, respectively, and prospectus supplements filed with the SEC on May 14, 2021 and November 19, 2021, respectively.

The amount outstanding on the Company's Debt - Trust Preferred Securities is $25.6 million as of March 31, 2022.

15.    RELATED PARTY MATTERS
Contrail Aviation Support, LLC leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a limited liability company whose membership interests are owned by Mr. Joseph Kuhn, Contrail's Chief Executive Officer and Mrs. Miriam Cohen-Kuhn, Contrail's Chief Financial Officer, equally. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of approximately $0.2 million to Cohen Kuhn Properties, LLC pursuant to such lease during the period from April 1, 2021 through March 31, 2022. This lease expires on July 17, 2026. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.
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
Nick Swenson, CEO of the Company, is also the majority shareholder of CCI. As of March 31, 2022, Mr. Swenson owned 66.9% of ownership interests in CCI. Under the VIE model, Mr. Swenson is the primary beneficiary of CCI due to the high extent of his ownership relative to other shareholders of CCI, and the lack of shared power between Mr. Swenson and the Company ("the related party group") to direct the activities of CCI that most significantly impact CCI’s economic performance.
As mentioned in Note 14, Air T Acquisition 22.1's term loan with Bridgewater is secured by a first lien on all of the assets of the Subsidiary, a pledge of $5.0 million 8.0% TruPs, and a personal guaranty of the Company’s Chairman, President and Chief Executive Officer Nicholas Swenson.
In November 2021, Air T engaged Thomas Funds Americas, LLC ("TFA") to perform certain investment consultation services for the Company. Manit Rye, an employee of Air T, is the managing member of TFA. As of March 31, 2022, the Company has paid approximately $0.2 million to TFA to compensate for services rendered.

16.    EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS
Air T, Inc. maintains two stock option plans for the benefit of certain eligible employees and directors. The first Air T stock option plan is the 2012 Stock Option Plan. The second Air T stock option plan is the 2020 Omnibus Stock and Incentive Plan. In addition, Delphax maintains a number of stock option plans. Compensation expense is recognized over the requisite service period for stock options which are expected to vest based on their grant-date fair values. The Company uses the Black-Scholes option pricing model to value stock options granted under the Air T, Inc. plans and the Delphax plans. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.
Air T's 2012 Stock Option Plan
No options were granted under Air T, Inc.’s 2012 Stock Option Plan during the fiscal years ended March 31, 2022 and 2021. No stock-based compensation expense with respect to this plan was recognized for the year ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was no unrecognized compensation expense related to the Air T's 2012 stock options.
Option activity during the fiscal years ended March 31, 2021 and 2022 is summarized below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	11,250	$6.61	3.07	$66,388
Granted	—	—
Exercised	—	—
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2021	11,250	6.61	2.07	193,063
Granted	—	—
Exercised	—	—
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2022	11,250	6.61	1.07	182,000
Exercisable at March 31, 2022	11,250	$6.61	1.07	$182,000
Air T's 2020 Omnibus Stock and Incentive Plan
On December 29, 2020, the Company’s Board of Directors unanimously approved the 2020 Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. Through March 31, 2022, options to purchase up to 326,000 shares have been granted under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. The Company uses the Black-Scholes option pricing model to value stock options granted under the Air T's 2020 Omnibus Stock and Incentive Plan. We determined that the fair value of the Plan is $1.3 million.
The key assumptions used in the Plan's Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.94%
Expected dividend yield	—
Expected term	10 years
Expected volatility	44.29%

We do not anticipate significant forfeitures and elected to account for forfeitures as they occur. As of March 31, 2022, total compensation cost recognized under the Plan was $0.4 million. The unrecognized compensation cost related to nonvested awards is $0.9 million, which is expected to be recognized over a weighted average period of 9.25 years.

17.    REVENUE RECOGNITION
Performance Obligations
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
The following is a description of the Company’s performance obligations as of March 31, 2022:

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

The following table summarizes disaggregated revenues by type (in thousands):

	Year Ended March 31, 2022	Year Ended March 31, 2021
Product Sales
Air Cargo	$23,011	$19,892
Ground equipment sales	40,676	59,794
Commercial jet engines and parts	49,356	40,066
Corporate and other	285	327
Support Services
Air Cargo	51,344	46,330
Ground equipment sales	518	291
Commercial jet engines and parts	7,049	4,743
Corporate and other	1,167	132
Leasing Revenue
Air Cargo	—	—
Ground equipment sales	383	149
Commercial jet engines and parts	1,156	1,730
Corporate and other	571	136
Other
Air Cargo	54	29
Ground equipment sales	662	445
Commercial jet engines and parts	128	254
Corporate and other	717	803

Total	$177,077	$175,121

See Note 21 for the Company's disaggregated revenues by geographic region and Note 22 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs
Contract liabilities relate to deferred revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2021 and March 31, 2022 and the amount of contract liabilities that were recognized as revenue during the year ended March 31, 2022 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities Recognized as Revenue
As of March 31, 2022	$4,727
As of April 1, 2021	1,358
For the Year ended March 31, 2022		$(1,183)

18.    EMPLOYEE BENEFITS
The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(e) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the years ended March 31, 2022 and 2021 was approximately $0.6 million and $0.5 million, respectively, and was recorded in the consolidated statements of income (loss).
The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2022 and 2021 was approximately $2.0 million and $1.5 million, respectively, and was recorded in general and administrative expenses in the consolidated statements of income (loss).

19.    INCOME TAXES
Income tax expense (benefit) attributable to (loss) income from continuing operations consists of (in thousands):

	Year Ended March 31,
	2022	2021
Current:
Federal	$1,358	$(3,330)
State	44	130
Foreign	134	39
Total current	1,536	(3,161)
Deferred:
Federal	(507)	91
State	140	(317)
Total deferred	(367)	(226)

Total	$1,169	$(3,387)

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to pretax income (loss) from continuing operations as follows (in thousands):

	Year Ended March 31,
	2022		2021
Expected Federal income tax expense (benefit) U.S. statutory rate	$2,813	21.0%	$(2,472)	21.0%
State income taxes, net of federal benefit	177	1.3%	(271)	2.3%
Permanent Items	(165)	-1.2%	—
Micro-captive insurance benefit	(233)	-1.8%	(217)	1.8%
Change in valuation allowance	(2,251)	-16.8%	621	-5.3%
Income attributable to minority interest - Contrail	(174)	-1.3%	247	-2.1%
Write-off Delphax Tech SAS	2,225	16.6%	—	0.0%
PPP Loan Forgiveness	(1,650)	-12.3%	—	0.0%
NOL Carryback - Rate Differential	—	0.0%	(1,468)	12.5%
Other differences, net	427	3.2%	173	-1.4%
Income tax expense (benefit)	$1,169	8.7%	$(3,387)	28.8%

The Company did not record any liabilities for uncertain tax positions for the fiscal years ended March 31, 2022 and March 31, 2021.

The Company has state gross operating losses of $3.9 million at March 31, 2022. These net operating losses will begin to expire in tax year 2031. The Company has foreign tax credits of $0.3 million that will begin to expire in tax year 2027.

DSI and Delphax (collectively known as the “Delphax entities”) are not included in Air T’s consolidated tax return. During the year ended March 31, 2022, DSI and Delphax accounted for $0.2 million and $(2.2) million, respectively, of fiscal year 2022's valuation allowance effect. During the year ended March 31, 2021, each entity, respectively, accounted for $0.3 million and $(0.1) million of the fiscal year 2021's valuation allowance effect. Impairment on investments and changes in unrealized losses related to available-for-sale securities and foreign tax credits accounted for the valuation allowance effect for each year.

Deferred tax assets and liabilities were comprised of the following (in thousands):

	2022	2021
Net operating loss & attribute carryforwards	$3,794	$4,094
Unrealized losses on investments	1,669	1,504
Investment in foreign subsidiaries	—	1,331
Inventory reserve	682	489
Accrued vacation	327	339
Foreign tax credit	263	535
Accounts and notes receivable	235	221
Interest rate swaps	138	149
Investment in partnerships	671	821
Lease liabilities	1,691	1,999
Other deferred tax assets	286	258
Total deferred tax assets	9,756	11,740

Bargain purchase gain	(447)	(470)
Property and equipment	(1,532)	(1,184)
Right-of-use assets	(1,511)	(1,838)
Capital gain deferment	(1,696)	(1,782)
GdW intangible assets	(2,572)	—
Other deferred tax liabilities	(36)	(35)
Total deferred tax liabilities	(7,794)	(5,309)

Net deferred tax asset	$1,962	$6,431

Less valuation allowance	(4,774)	(7,026)

Net deferred tax liability	$(2,812)	$(595)
Delphax entities

Effective on November 24, 2015, Air T, Inc. purchased interests in Dephax. With an equity investment level by the Company of approximately 67%, Delphax is required to continue filing a separate United States corporate tax return. Furthermore, Delphax historically had foreign subsidiaries located in France, Canada and the United Kingdom; all of which file(d) tax returns in those jurisdictions. With few exceptions, Delphax, is no longer subject to examinations by income tax authorities for tax years before 2016.

Delphax maintains a September 30 fiscal year end and DSI maintains a March 31 fiscal year end. The returns for the fiscal years ended September 30, 2021 and March 31, 2022 have not yet been filed. Included in the deferred tax balances above and related to the Delphax entities are estimated foreign, U.S. federal and U.S. state loss carryforwards of $4.3 million, $8.4 million and $2.2 million, respectively. The net operating losses expire in varying amounts beginning in the tax year 2027.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax entities' tax attributes, the Company has established a full valuation allowance of $3.1 million at March 31, 2022, and $5.0 million at March 31, 2021. The cumulative tax losses incurred by the Delphax entities in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against the Delphax entities’ net deferred tax assets.

The Company continues to assert that it will permanently reinvest any foreign earnings of DSI in a foreign country and will not repatriate those earnings back to the U.S. As a result of its permanent reinvestment assertion, the Company has not recorded deferred taxes related to DSI under the indefinite exception.

20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
Operating Revenues	$36,968	$43,238	$45,433	$51,438
Operating Income (Loss), net of tax	327	8,003	(1,189)	5,086
Less: Income attributable to non-controlling interests	(38)	(448)	(73)	(740)
Income (Loss) attributable to Air T, Inc. Stockholders	289	7,555	(1,262)	4,346

Basic Income (Loss) per share	$0.10	$2.62	$(0.44)	$1.51
Diluted Income (Loss) per share	$0.10	$2.60	$(0.44)	$1.51
Antidilutive shares excluded from computation of income (loss) per share	—	—	11	—

2021
Operating Revenues	36,970	35,604	55,819	46,728
(Loss) Income from continuing operations, net of tax	(956)	(3,357)	1,763	(5,844)
Less: Loss attributable to non-controlling interests	115	433	335	230
(Loss) Income from continuing operations attributable to Air T, Inc. Stockholders	(841)	(2,924)	2,098	(5,614)
Income from discontinued operations, net of tax	—	4	—	—

Basic (Loss) Income per share from continuing operations	$(0.29)	$(1.01)	$0.73	$(1.96)
Basic Income (Loss) per share from discontinued operations	$—	$—	$—	$—
Basic (Loss) Income per share	$(0.29)	$(1.01)	$0.73	$(1.96)

Diluted (Loss) Income per share from continuing operations	$(0.29)	$(1.01)	$0.73	$(1.96)
Diluted Income (Loss) per share from discontinued operations	$—	$—	$—	$—
Diluted (Loss) Income per share	$(0.29)	$(1.01)	$0.73	$(1.96)
Antidilutive shares excluded from computation of income (loss) per share from continuing operations	5	5	—	8
Antidilutive shares excluded from computation of income (loss) per share from discontinued operations	—	—	—	—
Antidilutive shares excluded from computation of income (loss) per share	5	5	—	8

21.    GEOGRAPHICAL INFORMATION
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2022 and March 31, 2021 (in thousands):

	March 31, 2022	March 31, 2021
United States	$34,067	$8,632
Foreign	1,654	2,018
Total tangible long-lived assets, net	$35,721	$10,650
The Company’s tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent primarily engines on lease or held for lease at March 31, 2022. The net book value located within each individual country at March 31, 2022 is listed below (in thousands):

Country	March 31, 2022	March 31, 2021
Macau	$1,351	$1,896
Other	303	122
Total tangible long-lived assets, net	$1,654	$2,018
Total revenue, located in the United States, and outside the United States is summarized in the following table as of March 31, 2022 and March 31, 2021 (in thousands):

	March 31, 2022	March 31, 2021
United States	$142,898	$147,010
Foreign	34,179	28,111
Total revenue	$177,077	$175,121

22.    SEGMENT INFORMATION
The Company has four reportable segments: overnight air cargo, ground equipment sales, commercial jet engine and parts and corporate and other. We have presented prior periods based on the current presentation. Segment data is summarized as follows (in thousands):

(In Thousands)	Year Ended March 31,
	2022	2021
Operating Revenues:
Overnight Air Cargo:
Domestic	$65,441	$66,251
International	8,968	—
Total Overnight Air Cargo	74,409	66,251
Ground Equipment Sales:
Domestic	35,089	51,558
International	7,150	9,121
Total Ground Equipment Sales	42,239	60,679
Commercial Jet Engines and Parts:
Domestic	40,798	28,235
International	16,891	18,558
Total Commercial Jet Engines and Parts	57,689	46,793
Corporate and Other:
Domestic	1,571	967
International	1,169	431
Total Corporate and Other	2,740	1,398
Total	177,077	175,121

Operating Income (Loss):
Overnight Air Cargo	2,794	2,178
Ground Equipment Sales	3,220	8,948
Commercial Jet Engines and Parts	3,619	(10,882)
Corporate and Other	(878)	(9,419)
Total	8,755	(9,175)

Capital Expenditures:
Overnight Air Cargo	148	74
Ground Equipment Sales	156	124
Commercial Jet Engines and Parts	1,204	5,774
Corporate and Other	50	33
Total	1,558	6,005

Depreciation and Amortization:
Overnight Air Cargo	58	66
Ground Equipment Sales	234	184
Commercial Jet Engines and Parts	965	2,438
Corporate and Other	603	419
Total	$1,860	$3,107

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA by reportable segment for the fiscal year ended March 31, 2022 and 2021 (in thousands):

	Fiscal year 2022
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss) from continuing operations	$2,794	$3,220	$3,619	$(878)	$8,755
Depreciation and amortization (excluding leased engines depreciation)	58	234	694	603	1,589
Asset impairment, restructuring or impairment charges	—	—	885	(80)	805
Loss on sale of property and equipment	2	1	2	—	5
Security issuance expenses	—	—	—	252	252
Adjusted EBITDA	$2,854	$3,455	$5,200	$(103)	$11,406

	Fiscal year 2021
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss) from continuing operations	$2,178	$8,948	$(10,882)	$(9,419)	$(9,175)
Depreciation and amortization (excluding leased engines depreciation)	66	184	562	419	1,231
Asset impairment, restructuring or impairment charges	—	—	6,405	187	6,592
Loss (gain) on sale of property and equipment	4	—	(18)	4	(10)
Security issuance expenses	—	—	—	32	32
Adjusted EBITDA	$2,248	$9,132	$(3,933)	$(8,777)	$(1,330)

23.    EARNINGS PER COMMON SHARE
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
The computation of earnings per common share is as follows (in thousands, except per share data):

	Year Ended March 31,
	2022	2021
Net income (loss) from continuing operations	$12,227	$(8,394)
Net (income) loss from continuing operations attributable to non-controlling interests	(1,299)	1,113
Net income (loss) from continuing operations attributable to Air T, Inc. Stockholders	10,928	(7,281)

Income (loss) from continuing operations per share:
Basic	$3.79	$(2.53)
Diluted	$3.78	$(2.53)
Antidilutive shares excluded from computation of income (loss) per share from continuing operations	—	6

Gain on sale of discontinued operations, net of tax	—	4
Gain from discontinued operations attributable to Air T, Inc. stockholders	—	4

Income from discontinued operations per share:
Basic	$—	$—
Diluted	$—	$—
Antidilutive shares excluded from computation of income per share from discontinued operations	—	—

Income (loss) per share:
Basic	$3.79	$(2.53)
Diluted	$3.78	$(2.53)
Antidilutive shares excluded from computation of income (loss) per share	—	6

Weighted Average Shares Outstanding:
Basic	2,880	2,882
Diluted	2,888	2,882

24.     COMMITMENTS AND CONTINGENCIES

Contrail entered into an Operating Agreement in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller of Contrail. The Contrail Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail between the liabilities and equity sections of the accompanying consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $7.2 million as of March 31, 2022. The change in the redemption value compared to March 31, 2021 is an increase of $0.6 million. The increase was driven by $0.3 million of contributions made from the non-controlling interest and $0.8 million of net income attributable to the non-controlling interest, offset by $0.5 million of the net change in fair value. As of the date of this filing, neither the Seller nor Air T has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

On May 5, 2021, the Company formed an aircraft asset management business called CAM, and an aircraft capital joint venture called CJVII. The new venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII targets investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of March 31, 2022, CAM's remaining capital commitments are approximately $2.0 million from the Company and $22.0 million from MRC. In connection with the formation of CAM, MRC has a fixed price put option of $1 million to sell its common equity in CAM to Air T at each of the first 3 anniversary dates. At the later of (a) 5 years after execution of the agreement and (b) distributions to MRC per the waterfall equal to their capital contributions, Air T has a call option and MRC has a put option on the MRC common interests in CAM. If either party exercises the option, the exercise price will be fair market value if Air T pays in cash at closing or 112.5% of fair market value if Air T opts to pay in three equal annual installments after exercise. As of March 31, 2022, Air T recorded MRC's $1.0 million put option within "Other non-current liabilities" on our consolidated balance sheets. We also reflected it within on our consolidated statements of equity as "Put option issued to co-investor in CAM".

In February 2022, in connection with the Company's acquisition of GdW, a consolidated subsidiary of Shanwick, the Company entered into a shareholder agreement with the 30% non-controlling interest owners of Shanwick, providing for the governance of and the terms of membership interests in Shanwick. The shareholder agreement includes the Shanwick Put/Call Option with regard to the 30% non-controlling interest. The non-controlling interest holders are the executive management of the underlying business. The Shanwick Put/Call Option grants the Company an option to purchase the 30% interest at the call option price that equals to the average EBIT over the 3 Financial Years prior to the exercise of the Call Option multiplied by 8. In addition, the Shanwick Put/Call Option also grants the non-controlling interest owners an option to require Air T to purchase from them their respective ownership interests at the Put Option price, that is equal to the average EBIT over the 3 Financial Years prior to the exercise of the Put Option multiplied by 7.5. The Call Option and the Put Option may be exercised at any time from the fifth anniversary of the shareholder agreement and then only at the end of each fiscal year of Air T.

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is at $3.6 million as of March 31, 2022, which was comprised of the following (in thousands):

Shanwick's Redeemable Non- Controlling Interest
Beginning Balance as of April 1, 2021	$—
Contribution from non-controlling members	3,226
Distribution to non-controlling members	—
Net income attributable to non-controlling interests	10
Redemption value adjustments	348
Ending Balance as of March 31, 2022	$3,584

25.    SHARES REPURCHASE

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the year ended March 31, 2022, the Company repurchased 15,435 shares at an aggregate cost of $0.4 million, in which all were recorded as treasury shares. The Company has a total of 156,327 treasury shares as of March 31, 2022.

26.    SUBSEQUENT EVENTS

Sale of CF34-3B engines

On May 3, 2022, wholly-owned subsidiary AirCo1 completed an agreement to sell two CF34-3B engine leases to an outside party. Previous to the sale, the engines were leased by AirCo1 to an unrelated third party and the leases were included in the transaction. Total proceeds for the transaction were $3.9 million.

Amendment No.1 to Third Amended And Restated Credit Agreement with MBT and Overline Note
On June 9, 2022, the Company, Jet Yard and MBT entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment”) and a related Overline Note (“Overline Note”) in the original principal amount of $5.0 million. The Amendment and Note memorialize an increase to the amount that may be drawn by the Company on the MBT revolving credit agreement from $17.0 million to $22.0 million. The total amount of borrowings under the facility as revised is now the Company’s calculated borrowing base or $22.0 million. The borrowing base calculation methodology remains unchanged.

The interest rate on borrowings under the facility that are less than $17 million remains at the greater of 2.50% or Prime minus 1%. The interest rate applicable to borrowings under the facility that exceed $17.0 million is the greater of 2.50% or Prime plus 0.5%. The commitment fee on unused borrowings below $17.0 million remains at 0.11%. The commitment fee on unused borrowings above $17.0 million is 0.20%. The Amendment also includes an additional covenant to the credit agreement, namely the requirement that the Company provide inventory appraisals for AirCo, AirCo Services and Worthington to MBT twice a year.

The Overline loan and commitment mature on the earlier of March 31, 2023 or the date on which the Company receives all funds from the Company’s ERC application (estimated at approximately $9.1 million) filed on or about January 24, 2022 plus the full receipt of the Company’s carryback tax refund for the year (estimated at approximately $2.6 million) filed on or about August 19, 2021. Both were applied for under different components of the CARES Act. It is not possible to estimate when, or if, these funds may be received.

Each of the Company subsidiaries that has guaranteed the MBT revolving facility executed a guaranty acknowledgment in which they agreed to guaranty the Overline Loan and acknowledged, among other things, that the Overline Loan would not impair the lenders rights under the previously executed guaranty or security agreement.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A.    Controls and Procedures.
Disclosure Controls
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2022, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. GAAP.
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
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2022 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
(a) Other Information
Not Applicable.
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
In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2022. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 for filing with the Securities and Exchange Commission.
June 28, 2022
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

Equity Compensation Plan Information
The following table provides information as of March 31, 2022, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders:
Air T 2012 Stock Option Plan	11,250	$6.61	—
Air T 2020 Omnibus Stock Option Plan	326,000	N/A	94,000

Equity compensation plans not approved by security holders:	—	—	—
Total	337,250	$6.61	94,000

Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information contained under the heading “Director Independence” and “Certain Transactions” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Audit Committee Pre-approval of Auditor Engagements” and “Audit Fees” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.
PART IV

Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
a.The following are incorporated herein by reference in Item 8 of Part II of this report:
(i)Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
(ii)Consolidated Balance Sheets as of March 31, 2022 and 2021.
(iii)Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended March 31, 2022 and 2021.
(iv)Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2022 and 2021.
(v)Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021.
(vi)Notes to Consolidated Financial Statements.
2.    Exhibits

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

10.1
Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.2
Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)

10.3
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005 (Commission File No. 001-35476)*

10.4
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (Commission File No. 001-35476)*

10.5
Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014 (Commission File No. 001-35476)*

10.6
Promissory Note and Business Loan Agreement executed as of September 14, 2018 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC as Borrower and Old National Bank as the Lender, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 20, 2018 (Commission File No. 001-35476)

10.7
Form of Air T, Inc. Term Note A in the principal amount of $10,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.8
Amended and Restated Term Note A of Air T, Inc. in the principal amount of $9,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.9
Form of Air T, Inc. Term Note B in the principal amount of $5,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.10
Amended and Restated Term Note B of Air T, Inc. in the principal amount of $3,166,666.52 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.11
Form of Air T, Inc. Term Note D in the principal amount of $1,680,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.12
Form of Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.13
Form of Amendment No. 1 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.14
Form of Amendment No. 2 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.15
Third Amended and Restated Credit Agreement between Air T, Inc. and Minnesota Bank & Trust dated as of August 31, 2021, without exhibits or schedules, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.16
Form of Air T, Inc. Revolving Credit Note in the principal amount of $10,000,000 to Minnesota Bank & Trust dated December 21, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.17
Form of Amended and Restated Revolving Credit Note in the principal amount of $17,000,000 to Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.18
Form of Air T, Inc. Amended and Restated Revolving Credit Note in the principal amount of $13,000,000 to Minnesota Bank & Trust dated November 12, 2018, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.19
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.20
Amended and Restated Security Agreement by and amount Air T, Inc., the guarantors listed and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.21
Form of Amended and Restated Guaranty in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.22
Amended and Restated Guaranty of various Air T subsidiaries in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.23
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.24
Form of Subordination Agreement among AirCo 1, LLC, Air T, Inc. and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.25	Agreement as to Expenses dated as of June 10, 2019, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.26	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.27	Capital Securities Guarantee dated as of June 10, 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.28
Amendment to Capital Securities Guarantee Agreement, effective as of March 31, 2021, dated as of March 31, 2021, by and between Air T, Inc. and Delaware Trust Company incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2021 (Commission File Nos. 001-35476 and 001-38928)

10.29	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.30	Supplemental Indenture dated as of March 3, 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 3, 2021 (Commission File No. 001-35476)

10.31	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.32
Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.33	Form of Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.34	Interim Trust Agreement, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

10.35
Second Amended and Restated Trust Agreement dated as of June 23, 2021, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.36
Certificate of Interim Trust dated September 28, 2018, incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

10.37	Warrant Agency Agreement dated as of June 10, 2019, incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.38
Employment Agreement between Air T, Inc. and Brian Ochocki dated June 12, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2019 (Commission File No. 001-35476)

10.39
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.40
Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.41
Contrail Aviation Leasing, LLC Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.42
Supplement #3 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.43
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC First Amended and Restated Promissory Note Term Note B in the principal amount of $18,000,000.00 to Old National Bank, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.44
Supplement #4 to Master Loan Agreement, dated August 16, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.45
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note C in the principal amount of $13,000,594.00 to Old National Bank, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.46
Trustee Aircraft Security Agreement, dated August 16, 2019 by and between Wells Fargo Trust Company, National Association, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.47
Beneficial Interest Pledge Agreement, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.48
Form of Declaration of Trust (MSN 29922), dated June 26, 2019 by and between Contrail Aviation Leasing, LLC, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.49
Supplement #5 to Master Loan Agreement, dated October 30, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.50
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note D in the principal amount of $7,553,165.00 to Old National Bank, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.51
Trustee Aircraft Security Agreement, dated October 30, 2019 by and between Wilmington Trust SP Services (Dublin) Limited, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.52
Beneficial Interest Pledge Agreement, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.53
Third Trust Assignment and Assumption Agreement, dated July 26, 2019 by and between Sapphire Finance I Holding Designated Activity Company and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.54
Amendment Number Five to Aircraft Lease Agreement, dated June 20, 2019 by and between Wells Fargo Trust Company, National Association and Sun Country, Inc. d/b/a Sun Country Airlines, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.55
Amendment No. 1 to Amended and Restated Credit Agreement, dated September 24, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.56
Form of Master Short-Term Engine Lease Agreement, IATA Document No. 5016-01, dated October 2012, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2019 (Commission File No. 001-35476)**

10.57
Purchase Agreement, dated December 13, 2019 by and between Wilmington Trust Services (Dublin) Limited and KG Aircraft Rotables Co., Ltd., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2019 (Commission File No. 001-35476)**

10.58
Deed of Lease Novation, dated December 20, 2019 by and between Leasing Ireland DAC, CRO No. 662616, MAM Seldon Aviation 2 Designated Activity Company, and SmartLynx Airlines Estonia Oü, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.59
Form of Supplement #6 to Master Loan Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616 and Old National Bank, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.60
Form of Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Contrail Aviation Leasing Ireland DAC, CRO No. 662616 Term Note E in the principal amount of $6,894,790.00 to Old National Bank, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.61
Form of Aircraft Security Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616, and Old National Bank, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.62
Form of Air T, Inc. Amendment to Continuing Guaranty in favor of Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.63
Form of Indemnity and Guaranty Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC and Contrail Aviation Leasing Ireland DAC, CRO No. 662616, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.64
Form of Amendment No. 2 to Amended and Restated Credit Agreement, dated December 31, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.65
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.66
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 2, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.67
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 3, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.68
Form of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note E, dated December 19, 2019, in the principal amount of $6,894,790 to Old National Bank, incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 (Commission File No. 001-35476)

10.69
Form of First Amendment to Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.70
Form of Second Amendment to Supplement #2 to Master Loan Agreement, dated January 24, 2020 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.71
Form of Second Amended and Restated Promissory Note Revolving Note, dated January 24, 2020 in the principal amount of $40,000,000 to Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.72
Third Amended and Restated Promissory Note Revolving Note of Contrail Aviation Support, LLC to Old National Bank dated September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.73
Form of Supplement #7 to Master Loan Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.74
Form of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note F, dated February 3, 2020 in the principal amount of $8,500,000 to Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.75
Form of Aircraft Assets Security Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.76
Form of Amendment No. 1 to Loan Agreement, dated February 25, 2020 by and between AirCo 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 25, 2020 (Commission File No. 001-35476)

10.77
Form of Air T, Inc. Promissory Note, in the principal amount of $8,215,000 in favor of Minnesota Bank & Trust, dated April 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2020 (Commission File No. 001-35476)

10.78
Form of Second Amended and Restated Credit Agreement, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.79
Term Note E, in the principal amount of $9,463,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.80
Amended and Restated Term Note E of Air T, Inc. in the principal amount of $3,655,819.22 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.81
Amended and Restated Revolving Credit Agreement, in the principal amount of $17,000,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.82
Amended and Restated Revolving Credit Note of Air T, Inc. to Minnesota Bank & Trust in the amount of $17,000,000 dated August 31, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.83
“Jet Yard Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.84
Amended and Restated Collateral Account Agreement between Jet Yard, LLD and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.85
“Ambry Hill Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.103 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.86
Amended and Restated Collateral Account Agreement between Ambry Hill Technologies, LLC and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.87
Form of Third Amendment to Supplement #2 to Master Loan Agreement with Exhibit A, dated September 25, 2020 by and between Contrail Aviation Support, LLC and Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020) (Commission File No. 001-35476)

10.88
Fourth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank effective September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.89
Supplement #8 to Master Loan Agreement dated November 24, 2020 between Borrowers Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Lender Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.90
$43,598,000 Promissory Note – Term Note G of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated November 24, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.91
Commercial Security Agreement of Contrail Aviation Support, LLC dated November 24, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.92
Commercial Security Agreement of Contrail Aviation Leasing, LLC dated November 24, 2020., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.93
First Amendment to Master Loan Agreement, dated November 24, 2020 between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.94
Term Loan Agreement for Mail Street Priority Loan Facility by and between Park State Bank and AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.95
$6,200,000 Main Street Priority Loan Facility Term of AirCo 1, LLC in favor of Park State Bank dated December 11, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.96
Security Agreement of AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.97
Pledge Agreement by and between AirCo, LLC and Park State Bank dated as of December 11, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.98
At the Market Offering Agreement dated as of May 14, 2021, by and among the Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021 (Commission File No. 001-35476)

10.99
First Amendment to At the Market Offering Agreement, dated November 18, 2021, by and between Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2021 (Commission File No. 001-35476)

10.100
Form of Contrail Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated May 5, 2021, by and among the Members listed therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)*

10.101
Form of Engine Purchase Agreement, dated December 23, 2020, by and between Equipment Lease Finance Corporation and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2021 (Commission File No. 001-35476)*

10.102
Form of Assignment, Assumption and Amendment Agreement dated March 30, 2021, by and among Engine Lease Finance Corporation, Companhia de Transportes Aereos Air Macau, SARL, and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2021 (Commission File No. 001-35476)*

10.103	Air T, Inc. 2020 Omnibus Stock and Incentive Plan , incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*

10.104
Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*

10.105
Form of Air T, Inc. Promissory Note, in the principal amount of $8,215,000 in favor of Minnesota Bank & Trust, dated April 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 14, 2020 (Commission File No. 001-35476)

10.106
Aircraft dry lease and services agreement between FedEx and CSA Air, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.107
Aircraft dry lease and services agreement between FedEx and Mountain Air Cargo, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.108
Joinder to Security Agreement between Minnesota Bank & Trust and Air'Zona Aircraft Services, Inc. dated June 23, 2021, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.109
Joinder to Guaranty of Air'Zona Aircraft Services, Inc. in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.110
Joinder to Security Agreement between Minnesota Bank & Trust and Jet Yard Solutions, LLC dated June 23, 2021, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.111
Joinder to Guaranty of Jet Yard Solutions, LLC in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.112
Jet Yard Term Note in the principal amount of $2,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.113
Guaranty of Jet Yard, LLC in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.114
Guaranty of Air T, Inc. in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.115
Cooperation Agreement by and among Insignia Systems, Inc., Nicholas J. Swenson, Air T, Inc., Groveland Capital LLC; AO Partners I, L.P.; AO Partners, LLC and Glenhurst Co., dated October 11, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2021 (Commission File No. 001-35476)

10.116
Real Estate Purchase Agreement between Air T, Inc. and WLPC East, LLC dated October 11, 2021, without exhibits, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 14, 2021 (Commission File No. 001-35476)

10.117	Opinion of Winthrop & Weinstine, P.A. incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K dated November 19, 2021 (Commission file No. 001-35476).

10.118
Promissory Note with Bridgewater Bank dated December 2, 2021 in the principal amount of $9,900,000, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.119
Combination Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with Bridgewater Bank dated December 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.120
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.121
Schedule to the 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC, including Swap Transaction Confirmation dated January 7, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.122
Form of Engine Sale Agreement between Finnair Aircraft Finance Oy and Contrail Aviation Support, LLC dated January 19, 2022.*, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2022 (Commission File No. 001-35476)

10.123
Form of Agreement for the Sale and Purchase of Shares in the share capital of GdW Beheer B.V. Between Mr G. de Wit (as the Seller), Decision Company B.V. and Ubi Concordia B.V. (as the Warrantors) And Shanwick B.V. (as the Purchaser) dated February 10, 2022, without exhibits or schedules (English Translation), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.124
Form of Loan Agreement between Air T Acquisition 22.1, LLC and Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.125
Form of Air T Acquisition 22.1, LLC $5,000,000 Promissory Note to Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.126
Supplement #9 to Master Loan Agreement dated June 24, 2019 by and between CAS and Old National Bank dated February 18, 2022, without exhibits, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.127
Promissory Note Term Note H in the principal amount of $14,875,000 from CAS to Old National Bank dated February 18, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.128
Form of Security Agreement from CAS to Old National Bank dated February 18, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.129
Air T, Inc. 2020 Omnibus Stock and Incentive Plan**, incorporated by reference to the Company's Definitive Proxy Statement as Appendix A on Form DEF 14A dated July 19, 2021 (Commission File No. 001-35476)

10.130
Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan**, incorporated by reference to the Company's Definitive Proxy Statement as Appendix B on Form DEF 14A dated July 19, 2021 (Commission File No. 001-35476)

10.131	The Company's Quarterly Report on Form 10-Q dated August 12, 2021 (Commission File No. 001-35476)

10.132	The Company’s Quarterly Report on Form 10-Q dated November 12, 2021 (Commission File No. 001-35476)

10.133	The Company’s Quarterly Report on Form 10-Q dated February 14, 2022 (Commission File No. 001-35476)

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

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

AIR T, INC.

By:	/s/ Nick Swenson
	Nick Swenson, Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: June 28, 2022

By:	/s/ Brian Ochocki
	Brian Ochocki, Chief Financial Officer (Principal Financial Officer)	Date: June 28, 2022

By:	/s/ Raymond Cabillot
	Raymond Cabillot, Director	Date: June 28, 2022

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 28, 2022

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 28, 2022

By:	/ s/ Peter McClung
	Peter McClung, Director	Date: June 28, 2022

By:	/s/ Travis Swenson
	Travis Swenson, Director	Date: June 28, 2022