Form 10-Q
period 2022-06-30
AIR T INC
filed 2022-08-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at July 31, 2022	2,866,418

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except (loss) income per share number)	Three Months Ended June 30,
	2022	2021
Operating Revenues:
Overnight air cargo	$20,564	$18,851
Ground equipment sales	5,815	8,182
Commercial jet engines and parts	22,855	9,594
Corporate and other	1,628	341
	50,862	36,968

Operating Expenses:
Overnight air cargo	18,071	16,744
Ground equipment sales	4,432	5,529
Commercial jet engines and parts	14,885	6,097
General and administrative	11,781	8,219
Depreciation and amortization	861	380
(Gain) Loss on sale of property and equipment	(2)	3
	50,028	36,972

Operating Income (Loss)	834	(4)

Non-operating (Expense) Income:
Interest expense	(1,822)	(939)
Income from equity method investments	532	83
Other	(154)	1,182
	(1,444)	326

(Loss) Income before income taxes	(610)	322

Income Taxes Expense (Benefit)	192	(5)

Net (Loss) Income	(802)	327

Net Income Attributable to Non-controlling Interests	(631)	(38)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(1,433)	$289

(Loss) Income per share (Note 6)
Basic	$(0.50)	$0.10
Diluted	$(0.50)	$0.10

Weighted Average Shares Outstanding:
Basic	2,866	2,882
Diluted	2,866	2,890
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(In Thousands)	2022	2021
Net (Loss) Income	$(802)	$327
Foreign currency translation loss	(529)	(49)
Unrealized gain on interest rate swaps	475	11
Reclassification of interest rate swaps into earnings	17	(1)
Total Other Comprehensive Loss	(37)	(39)
Total Comprehensive (Loss) Income	(839)	288
Comprehensive Income Attributable to Non-controlling Interests	(631)	(38)
Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(1,470)	$250
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	June 30, 2022	March 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,209	$5,616
Marketable securities	877	859
Restricted cash	2,314	2,752
Restricted investments	1,673	1,691
Accounts receivable, net of allowance for doubtful accounts of $1,327 and $1,368	16,006	19,684
Income tax receivable	3,148	3,230
Inventories, net	86,132	75,167
Employee retention credit receivable	7,689	9,138
Other current assets	12,092	10,106
Total Current Assets	137,140	128,243

Assets on lease or held for lease, net of accumulated depreciation of $1,031 and $780	11,141	14,509
Property and equipment, net of accumulated depreciation of $5,675 and $5,405	21,262	21,212
Intangible assets, net of accumulated amortization of $3,237 and $2,947	11,789	13,260
Right-of-use ("ROU") assets	6,987	7,354
Equity method investments	11,089	9,864
Goodwill	10,317	10,126
Other assets	3,480	3,031
Total Assets	213,205	207,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	11,037	9,397
Income tax payable	172	194
Accrued expenses and other (Note 4)	14,222	13,391
Current portion of long-term debt	2,607	6,482
Short-term lease liability	1,372	1,443
Total Current Liabilities	29,410	30,907

Long-term debt	137,574	129,326
Deferred income tax liabilities, net	3,045	2,812
Long-term lease liability	6,423	6,734
Other non-current liabilities	1,165	1,342
Total Liabilities	177,617	171,121

Redeemable non-controlling interest	10,342	10,761

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,022,745 shares issued, 2,866,418 shares outstanding	756	756
Treasury stock, 156,327 shares at $19.20	(3,002)	(3,002)
Additional paid-in capital	472	393
Retained earnings	26,222	26,729
Accumulated other comprehensive loss	(300)	(263)
Total Air T, Inc. Stockholders' Equity	24,148	24,613
Non-controlling Interests	1,098	1,104
Total Equity	25,246	25,717
Total Liabilities and Equity	$213,205	$207,599
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Three Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(802)	$327
Adjustments to reconcile Net (Loss) Income to net cash provided by operating activities:
Depreciation and amortization	861	380
Other	(260)	(492)
Change in operating assets and liabilities:
Accounts receivable	3,718	(4,747)
Inventories	(7,844)	(3,286)
Accounts payable	1,640	1,243
Accrued expenses	700	(3,187)
Other	(544)	941
Net cash used in operating activities	(2,531)	(8,821)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(880)	(1,085)
Capital expenditures related to property & equipment	(351)	(136)
Capital expenditures related to assets on lease or held for lease	(20)	—
Other	191	(228)
Net cash used in investing activities	(1,060)	(1,449)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	29,839	14,156
Payments on lines of credit	(30,583)	(11,636)
Proceeds from term loan	6,177	—
Payments on term loan	(836)	(1,042)
Proceeds received from issuance of Trust Preferred Securities ("TruPs")	—	4,291
Other	(24)	50
Net cash provided by financing activities	4,573	5,819
Effect of foreign currency exchange rates on cash and cash equivalents	173	(49)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,155	(4,500)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,368	15,927
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,523	$11,427
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	3,023	$756	141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

Net income*	—	—	—	—	—	289	—	153	442

Foreign currency translation loss	—	—	—	—	—	—	(49)	—	(49)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	—	(238)	—	—	(238)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	11	—	11

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(1)	—	(1)

Balance, June 30, 2021	3,023	$756	141	$(2,617)	$—	$16,321	$(723)	$1,142	$14,879

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

Net loss*	—	—	—	—	—	(1,433)	—	(6)	(1,439)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(529)	—	(529)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	926	—	—	926

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	475	—	475

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, June 30, 2022	3,023	$756	156	$(3,002)	$472	$26,222	$(300)	$1,098	$25,246

*Excludes amount attributable to redeemable non-controlling interests in Contrail and Shanwick.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

COVID-19 Pandemic
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a number of disruptions, and we experienced and continue to experience to a lesser degree a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time during fiscal 2023. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022; however, uncertainty over the ultimate direct and indirect impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.
Recently Adopted Accounting Pronouncements
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
When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The leased asset continues to be subject to the measurement and impairment requirements under other applicable GAAP. The amendments in this Update are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. The Company adopted this amendment on April 1, 2022. As of the date of the adoption, the amendment did not have a material impact on the Company's consolidated financial statements and disclosures.
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

2.    Acquisitions

Wolfe Lake HQ, LLC

On December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC, completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota pursuant to a real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company (an unaffiliated third-party) dated October 11, 2021. The real estate purchased consists of a 2-story office building, asphalt-paved driveways and parking areas, and landscaping. The building was constructed in 2004 with an estimated 54,742 total square feet of space. The real estate purchased is where the Air T's Minnesota executive office is currently located. With this purchase, the Company assumed 11 leases from existing tenants occupying the building.

The total amount recorded for the real estate was $13.4 million, which included the purchase price of $13.2 million and total direct capitalized acquisition costs of $0.2 million. The consideration paid for the real estate consisted of approximately $3.3 million in cash and a new secured loan from Bridgewater Bank ("Bridgewater") with an aggregate principal amount of $9.9 million and a fixed interest rate of 3.65% which matures on December 2, 2031. See Note 12.

In accordance with ASC 805, the purchase price consideration was allocated as follows (in thousands):

Land	$2,794
Building	8,439
Site Improvements	798
Tenant Improvements	269
In-place lease and other intangibles	1,108
$13,408

GdW Beheer B.V.
On February 10, 2022, the Company acquired GdW, a Dutch holding company in the business of providing global aviation data and information. The acquisition was completed through a wholly-owned subsidiary of the Company, Air T Acquisition 22.1, LLC ("Air T Acquisition 22.1"), a Minnesota limited liability company, through its Dutch subsidiary, Shanwick, and was funded with cash, investment by executive management of the underlying business, and the loans described in Note 12. As part of the transaction, the executive management of the underlying business purchased 30% of Shanwick. Air T Acquisition 22.1 and its consolidated subsidiaries are included within the Corporate and other segment.

Subsequent to the acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $0.3 million. The increase is attributable to a measurement period adjustment of $0.3 million related to certain intangible assets acquired and related deferred tax liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. As of June 30, 2022, the measurement period is completed and all adjustments are reflected in the tables below.
Total consideration is summarized in the table below (in thousands):

February 10, 2022
Consideration paid	$15,256
Less: Cash acquired	(2,452)
Less: Net assets acquired	(6,520)
Goodwill	$6,284

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

February 10, 2022
ASSETS
Accounts Receivable	$715
Other current assets	67
Property, plant and equipment, net	40
Intangible - Proprietary Database	2,576
Intangible - Customer Relationships	7,267
Total assets	10,665

LIABILITIES
Accounts payable	15
Accrued expenses and deferred revenue	1,670
Deferred income tax liabilities, net	2,460
Total liabilities	4,145

Net assets acquired	$6,520

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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended June 30,
	2022	2021
Product Sales
Air Cargo	$6,354	$6,573
Ground equipment sales	5,577	7,998
Commercial jet engines and parts	20,310	7,292
Corporate and other	116	76
Support Services
Air Cargo	14,060	12,273
Ground equipment sales	140	65
Commercial jet engines and parts	1,975	2,102
Corporate and other	1,024	64
Leasing Revenue
Air Cargo	—	—
Ground equipment sales	43	39
Commercial jet engines and parts	541	166
Corporate and other	388	38
Other
Air Cargo	150	5
Ground equipment sales	55	80
Commercial jet engines and parts	29	35
Corporate and other	100	162

Total	$50,862	$36,968
See Note 13 for the Company's disaggregated revenues by geographic region and Note 14 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2022 and June 30, 2022 and the amount of contract liabilities as of April 1, 2022 that were recognized as revenue during the three-month period ended June 30, 2022 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2022 Recognized as Revenue
As of June 30, 2022	$4,851
As of April 1, 2022	$4,727
For the three months ended June 30, 2022		$3,161

4.     Accrued Expenses and Other

(in thousands)	June 30, 2022	March 31, 2022

Salaries, wages and related items	$6,593	$4,232
Profit sharing and bonus	627	1,365
Other Deposits	2,715	2,948
Other	4,287	4,846
Total	$14,222	$13,391

5.    Income Taxes

During the three-month period ended June 30, 2022, the Company recorded $0.2 million in income tax expense at an effective tax rate ("ETR") of (31.5)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax"), other capital losses, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.

During the three-month period ended June 30, 2021, the Company recorded $5.0 thousand in income tax benefit at an ETR of (1.6)%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2021 were the tax rate differential for carryback tax losses at a rate higher than the statutory tax rate, the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b) and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

6.    Net Earnings (Loss) Per Share
Basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive. The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended June 30,
	2022	2021
Net (loss) income	$(802)	$327
Net (income) attributable to non-controlling interests	(631)	(38)
Net (loss) income attributable to Air T, Inc. Stockholders	(1,433)	289
(Loss) Income per share:
Basic	$(0.50)	$0.10
Diluted	$(0.50)	$0.10
Antidilutive shares excluded from computation of (loss) income per share	7	—

Weighted Average Shares Outstanding:
Basic	2,866	2,882
Diluted	2,866	2,890

7.    Intangible Assets and Goodwill
Intangible assets as of June 30, 2022 and March 31, 2022 consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$447	$(394)	$53
Internally developed software	3,562	(210)	3,352
In-place lease and other intangibles	1,094	(110)	984
Customer relationships	7,057	(452)	6,605
Patents	1,112	(1,102)	10
Other	1,405	(969)	436
	14,677	(3,237)	11,440
In-process software	349	—	349
Intangible assets, total	$15,026	$(3,237)	$11,789

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$447	$(386)	$61
Internally developed software	4,112	(139)	3,973
In-place lease and other intangibles	1,108	(63)	1,045
Customer relationships	7,694	(339)	7,355
Patents	1,112	(1,101)	11
Other	1,391	(919)	472
	15,864	(2,947)	12,917
In-process software	343	—	343
Intangible assets, total	$16,207	$(2,947)	$13,260
Based on the intangible assets recorded at June 30, 2022 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2023 (excluding the three months ended June 30, 2022)	$917
2024	1,069
2025	997
2026	928
2027	888
2028	840
Thereafter	5,801
$11,440

The carrying amount of goodwill as of June 30, 2022 and March 31, 2022 was $10.3 million and $10.1 million, respectively. The change is primarily attributable to adjustments made to the purchase price allocation related to the Company's acquisition of GdW Beheer B.V. mentioned in Note 2.

8.    Investments in Securities and Derivative Instruments
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
On August 31, 2021, Air T and Minnesota Bank & Trust ("MBT") refinanced Term Note A and fixed its interest rate at 3.42%. As a result of this refinancing, the Company determined that the interest rate swap on Term Note A was no longer an effective hedge. The Company will amortize the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Term Note A at the time of de-designation into earnings over the remainder of its term. In addition, any changes in the fair value of Term Note A's swap after August 31, 2021 are recognized directly into earnings. The remaining swap contract associated with Term Note D is designated as an effective cash flow hedging instrument in accordance with ASC 815.
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
For the swaps related to Air T Term Note D and Contrail - Term Note G, the effective portion of changes in the fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transactions affect earnings. The interest rate swaps are considered Level 2 fair value measurements. As of June 30, 2022 and March 31, 2022, the fair value of these interest-rate swap contracts was an asset of $1.6 million and $0.9 million, respectively, which is included within other assets in the condensed consolidated balance sheets. During the three months ended June 30, 2022 and 2021, the Company recorded a gain of approximately $0.5 million and a gain of $11.0 thousand, net of tax, respectively, in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of these instruments.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets and are therefore, considered Level 1 fair value measurements. During the three months ended June 30, 2022, the Company had a gross unrealized gain aggregating to $43.0 thousand and a gross unrealized loss aggregating to $44.0 thousand. During the three months ended June 30, 2021, the Company had a gross unrealized gain aggregating to $0.4 million and a gross unrealized loss aggregating to $49.0 thousand. These unrealized gains and losses are included in Other Income (Loss) on the condensed consolidated statement of income (loss).

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2022 and 2021, the Company had no outstanding borrowings under its margin account. As of June 30, 2022 and 2021, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $0 and $22.0 thousand, respectively, which is reflected in other current assets on the condensed consolidated balance sheets.

9.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. - NASDAQ: ISIG (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of June 30, 2022, the number of Insignia's shares owned by the Company was 0.5 million, representing approximately 27% of the outstanding shares. During the fiscal year ended March 31, 2021, due to loss attributions and impairments taken in prior fiscal years, the Company's net investment basis in Insignia was reduced to $0. As such, the Company did not record as of June 30, 2022 any additional share of Insignia's net income for the three months ended March 31, 2022 but applied it to its accumulated deferred net loss below zero basis. On August 23, 2021, Insignia restated its 10-K for the fiscal year ended December 31, 2020 and its 10-Q for the quarter ended March 31, 2021. The Company evaluated these restatements and determined that they would not result in any additional impact on the Company's condensed consolidated financial statements.
The Company's 20.91% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. At December 31, 2021, the Company determined that it has suffered from an other-than-temporary impairment in its investment in CCI and recorded an impairment charge of $0.3 million. The Company recorded income of $0.3 million as its share of CCI's net income for the three months ended June 30, 2022, along with a basis difference adjustment of $12.5 thousand. The Company's net investment basis in CCI is $2.9 million as of June 30, 2022.
Summarized unaudited financial information for the Company's equity method investees for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$35,602	$30,273
Gross Profit	4,375	807
Operating income (loss)	1,981	(3,095)
Net income (loss)	1,750	(2,145)
Net income (loss) attributable to Air T, Inc. stockholders	$308	$(295)

10.    Inventories
Inventories consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Overnight air cargo	$28	$28
Ground equipment manufacturing:
Raw materials	7,797	4,688
Work in process	4,879	2,437
Finished goods	9,184	9,264
Corporate and other:
Raw materials	669	705
Finished goods	726	728
Commercial jet engines and parts	65,887	60,439
Total inventories	89,170	78,289
Reserves	(3,038)	(3,122)
Total inventories, net of reserves	$86,132	$75,167

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
The components of lease cost for the three months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease cost	$491	$447
Short-term lease cost	185	282
Variable lease cost	136	147
Total lease cost	$812	$876
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of June 30, 2022 and March 31, 2022 were as follows (in thousands):

	June 30, 2022	March 31, 2022
Operating leases
Operating lease ROU assets	$6,987	$7,354
Operating lease liabilities	$7,795	$8,177

Weighted-average remaining lease term
Operating leases	13 years, 7 months	13 years, 5 months

Weighted-average discount rate
Operating leases	4.35%	4.33%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of June 30, 2022 are as follows (in thousands):

Operating Leases
2023 (excluding the three months ended June 30, 2022)	$1,305
2024	1,386
2025	1,117
2026	870
2027	704
2028	272
Thereafter	5,027
Total undiscounted lease payments	10,681
Less: Interest	(2,422)
Less: Discount	(464)
Total lease liabilities	$7,795

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at June 30, 2022 and March 31, 2022, respectively.
As mentioned in Note 2, on December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC, completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota pursuant to a real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company (an unrelated third-party) dated October 11, 2021. The purchase price was $13.2 million, which was paid for with approximately $3.3 million in cash and a new secured loan from Bridgewater with an aggregate principal amount of $9.9 million and a fixed interest rate of 3.65% which matures on December 2, 2031 ("Wolfe Lake Debt"). The promissory note provides for monthly payments of principal and interest commencing January 1, 2022 and continuing to the maturity date in the amount of $50.9 thousand.

As mentioned in Note 2, on February 10, 2022, the Company acquired GdW, a Dutch holding company in the business of providing global aviation data and information. The acquisition was completed through a wholly-owned subsidiary of the Company, Air T Acquisition 22.1, a Minnesota limited liability company, through its Dutch subsidiary, Shanwick, and was funded with cash, investment by executive management of the underlying business, and loans as described below. As part of the transaction, Shanwick obtained a EUR 4.0 million loan package from ING Bank ("ING") to further fund this transaction. The ING loan package includes a EUR 3.0 million term loan (translated into $3.3 million Term Loan A - ING below) which carries an interest rate of 3.5% and a maturity date of February 1, 2027, and a EUR 1.0 million term loan (translated into $1.1 million Term Loan B - ING below) which carries an interest rate of 4% and a maturity date of May 1, 2027. The ING loan is non-recourse to the Company and Air T Acquisition 22.1 and is secured by the shares of GdW.

The Company secured the funds necessary to fund its portion of the GdW acquisition consideration on February 8, 2022 through (i) a new secured loan from Bridgewater Bank ("Bridgewater"), a Minnesota banking corporation and (ii) cash. The loan is in the principal amount of $5.0 million and bears a fixed interest rate of 4.00%. The loan provides for monthly payments of accrued interest and annual principal payments of $0.5 million each for years 2023 through 2027, and matures on February 8, 2027 at which time the entire unpaid balance will be due and payable in full. In addition, the loan agreement contains affirmative and negative covenants. The loan is secured by a first lien on all of the assets of Air T Acquisition 22.1, a pledge of $5.0 million 8.0% TruPs, and a personal guaranty of the Company’s Chairman, President and Chief Executive Officer Nicholas Swenson.

On June 9, 2022, the Company, Jet Yard and MBT entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment”) and a related Overline Note (“Overline Note”) in the original principal amount of $5.0 million. The Amendment and Note memorialize an increase to the amount that may be drawn by the Company on the MBT revolving credit agreement from $17.0 million to $22.0 million. As of June 30, 2022, the unused commitment of the MBT revolver and the Overline Note was $2.9 million and $5.0 million, respectively. The total amount of borrowings under the facility as revised is now the Company’s calculated borrowing base or $22.0 million. The borrowing base calculation methodology remains unchanged.

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

The Overline loan and commitment mature on the earlier of March 31, 2023 or the date on which the Company receives all funds from the Company’s Employee Retention Credit ("ERC") application (estimated at approximately $9.1 million) filed on or about January 24, 2022 plus the full receipt of the Company’s carryback tax refund for the year (estimated at approximately $2.6 million) filed on or about August 19, 2021. Both were applied for under different components of the CARES Act. It is not possible to estimate when, or if, these funds may be received.

Each of the Company subsidiaries that has guaranteed the MBT revolving facility executed a guaranty acknowledgment in which they agreed to guaranty the Overline Loan and acknowledged, among other things, that the Overline Loan would not impair the lenders rights under the previously executed guaranty or security agreement.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of June 30, 2022:

(In Thousands)	June 30, 2022	March 31, 2022	Maturity Date	Interest Rate	Unused commitments at June 30, 2022
Air T Debt
Revolver - MBT	$14,068	$10,969	8/31/2023	Greater of 2.50% or Prime - 1.00%	$2,932
Overline Note - MBT	—	—	3/31/2023[1]	Greater of 2.50% or Prime + 0.50%	$5,000
Term Note A - MBT	8,350	8,542	8/31/2031	3.42%
Term Note B - MBT	2,946	3,014	8/31/2031	3.42%
Term Note D - MBT	1,388	1,405	1/1/2028	1-month LIBOR + 2.00%
Term Note E - MBT	1,997	2,316	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Debt - Trust Preferred Securities	25,586	25,567	6/7/2049	8.00%
Total	54,335	51,813

AirCo 1 Debt
Term Loan - Park State Bank	6,393	6,393	12/11/2025	3-month LIBOR + 3.00%
Total	6,393	6,393

Jet Yard Debt
Term Loan - MBT	1,919	1,943	8/31/2031	4.14%
Total	1,919	1,943

Contrail Debt
Revolver - Old National Bank ("ONB")	—	3,843	9/5/2023	1-month LIBOR + 3.45%	$25,000
Term Loan G - ONB	44,918	44,918	11/24/2025	1-month LIBOR + 3.00%
Term Loan H - ONB	14,875	8,698	8/18/2023	Wall Street Journal (WSJ) Prime Rate + 0.75%
Total	59,793	57,459

Delphax Solutions Debt
Canadian Emergency Business Account Loan	31	32	12/31/2025	5.00%
Total	31	32

Wolfe Lake Debt
Term Loan - Bridgewater	9,776	9,837	12/2/2031	3.65%
Total	9,776	9,837

Air T Acquisition 22.1
Term Loan - Bridgewater	5,000	5,000	2/8/2027	4.00%
Term Loan A - ING	2,960	3,341	2/1/2027	3.50%
Term Loan B - ING	1,039	1,114	5/1/2027	4.00%
Total	8,999	9,455

Total Debt	141,246	136,932

Less: Unamortized Debt Issuance Costs	(1,065)	(1,124)
Total Debt, net	$140,181	$135,808

1 Earlier of 8/31/23 or the date on which Air T has received payment from the federal income tax refunds in the amount of approximately $2.6 million and Employee Retention Tax Credits in an amount not less than $9.1 million.

At June 30, 2022, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
June 30, 2023	$2,607
June 30, 2024	39,098
June 30, 2025	12,207
June 30, 2026	39,111
June 30, 2027	5,168
Thereafter	43,055
141,246
Less: Unamortized Debt Issuance Costs	(1,065)
$140,181

During the first quarter ended June 30, 2022 the Company did not sell any Trust Preferred (“TruP”) securities. The amount outstanding on the Company's Debt - Trust Preferred Securities is $25.6 million as of June 30, 2022.

13.    Geographical Information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of June 30, 2022 and March 31, 2022 (in thousands):

	June 30, 2022	March 31, 2022
United States	$21,132	$34,067
Foreign	11,271	1,654
Total tangible long-lived assets, net	$32,403	$35,721

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at June 30, 2022. The net book value located within each individual country at June 30, 2022 and March 31, 2022 is listed below (in thousands):

	June 30, 2022	March 31, 2022
Macau	$1,292	$1,351
Lithuania	9,688	—
Other	291	303
Total tangible long-lived assets, net	$11,271	$1,654

Total revenue, in and outside the United States, is summarized in the following table for the three months ended June 30, 2022 and June 30, 2021 (in thousands):

	June 30, 2022	June 30, 2021
United States	$41,952	$31,769
Foreign	8,910	5,199
Total revenue	$50,862	$36,968

14.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended June 30,
	2022	2021
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$20,564	$18,768
International	—	83
Total Overnight Air Cargo	20,564	18,851
Ground Equipment Sales:
Domestic	3,907	5,978
International	1,908	2,204
Total Ground Equipment Sales	5,815	8,182
Commercial Jet Engines and Parts:
Domestic	16,732	6,769
International	6,123	2,825
Total Commercial Jet Engines and Parts	22,855	9,594
Corporate and Other:
Domestic	749	254
International	879	87
Total Corporate and Other	1,628	341
Total	50,862	36,968

Operating Income (Loss):
Overnight Air Cargo	1,077	732
Ground Equipment Sales	142	1,423
Commercial Jet Engines and Parts	3,074	(238)
Corporate and Other	(3,459)	(1,921)
Total	834	(4)

Capital Expenditures:
Overnight Air Cargo	99	23
Ground Equipment Sales	9	13
Commercial Jet Engines and Parts	74	92
Corporate and Other	189	8
Total	371	136

Depreciation and Amortization:
Overnight Air Cargo	20	13
Ground Equipment Sales	49	32
Commercial Jet Engines and Parts	434	265
Corporate and Other	358	70
Total	$861	$380

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA by reportable segment for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss)	$1,077	$142	$3,074	$(3,459)	$834
Depreciation and amortization (excluding leased engines depreciation)	19	49	179	358	605
Gain on sale of property and equipment	—	—	(2)	—	(2)
Security issuance expenses	—	—	—	15	15
Adjusted EBITDA	$1,096	$191	$3,251	$(3,086)	$1,452

	Three Months Ended June 30, 2021
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss)	$732	$1,423	$(238)	$(1,921)	$(4)
Depreciation and amortization (excluding leased engines depreciation)	13	32	164	70	279
Loss on sale of property and equipment	2	1	—	—	3
Security issuance expenses	—	—	—	5	5
Adjusted EBITDA	$747	$1,456	$(74)	$(1,846)	$283

15.    Commitments and Contingencies
Redeemable Non-controlling Interests
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller of Contrail (“Contrail Put/Call Option”). The Contrail Put/Call Option permits the Seller or the Company to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $6.5 million as of June 30, 2022. The change in the redemption value compared to March 31, 2022 is a decrease of $0.7 million. The decrease was driven by $1.0 million of net decrease in fair value, in addition to $0.3 million of net income attributable to the non-controlling interest during the three months ended June 30, 2022.
As of the date of this filing, neither the Seller nor the Company has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.
On May 5, 2021, the Company formed an aircraft asset management business called CAM, and an aircraft capital joint venture called CJVII. The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII targets investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of June 30, 2022, CAM's remaining capital commitments are approximately $1.1 million from the Company and $19.7 million from MRC. In connection with the formation of CAM, MRC has a fixed price put option of $1.0 million to sell its common equity in CAM to the Company at each of the first 3 anniversary dates. At the later of (a) 5 years after execution of the agreement and (b) distributions to MRC per the waterfall equal to their capital contributions, the Company has a call option and MRC has a put option on the MRC common interests in CAM. If either party exercises the option, the exercise price will be fair market value if the Company pays in cash at closing or 112.5% of fair market value if the Company opts to pay in three equal annual installments after exercise. The Company recorded MRC's $1.0 million put option within "Other non-current liabilities" on our consolidated balance sheets.

In February 2022, in connection with the Company's acquisition of GdW, a consolidated subsidiary of Shanwick, the Company entered into a shareholder agreement with the 30% non-controlling interest owners of Shanwick, providing for the governance of and the terms of membership interests in Shanwick. The shareholder agreement includes the Shanwick Put/Call Option with regard to the 30% non-controlling interest. The non-controlling interest holders are the executive management of the underlying business. The Shanwick Put/Call Option grants the Company an option to purchase the 30% interest at the call option price that equals to the average EBIT over the 3 Financial Years prior to the exercise of the Call Option multiplied by 8. In addition, the Shanwick Put/Call Option also grants the non-controlling interest owners an option to require the Company to purchase from them their respective ownership interests at the Put Option price, that is equal to the average EBIT over the 3 Financial Years prior to the exercise of the Put Option multiplied by 7.5. The Call Option and the Put Option may be exercised at any time from the fifth anniversary of the shareholder agreement and then only at the end of each fiscal year of Air T ("Shanwick RNCI").

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is at $3.9 million as of June 30, 2022, which was comprised of the following (in thousands):

Shanwick RNCI
Beginning Balance as of April 1, 2022	$3,583
Contribution from non-controlling members	—
Distribution to non-controlling members	—
Net income attributable to non-controlling interests	(12)
Redemption value adjustments	305
Ending Balance as of June 30, 2022	$3,876

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. As of June 30, 2022, options to purchase up to 293,400 shares are outstanding under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. As of June 30, 2022, total compensation cost recognized under the Plan was $79.0 thousand.

16.     Subsequent Events
Management performs an evaluation of events that occur after the balance sheet date but before condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2022, to and including June 30, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (including the information presented therein under Risk Factors), as well other publicly available information.
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
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and,
•Corporate and other, which acts as the capital allocator and resource for other consolidated businesses. Further, Corporate and other also comprises insignificant businesses and business interests that do not pertain to other reportable segments.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income and Adjusted EBITDA.

Results of Operations

Outlook

COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a substantial number of disruptions, and we experienced and continue to experience a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may operate at a loss during fiscal 2023. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions and our business in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

First Quarter Fiscal 2023 Compared to First Quarter Fiscal 2022
Consolidated revenue for the three-month period ended June 30, 2022 increased by $13.9 million (38%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended June 30, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Overnight Air Cargo	$20,564	$18,851	$1,713	9%
Ground Equipment Sales	5,815	8,182	(2,367)	(29)%
Commercial Jet Engines and Parts	22,855	9,594	13,261	138%
Corporate and Other	1,628	341	1,287	377%
	$50,862	$36,968	$13,894	38%
Revenues from the air cargo segment for the three-month period ended June 30, 2022 increased by $1,713 (9%) compared to the first quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees and maintenance labor revenue from FedEx.

The ground equipment sales segment contributed approximately $5.8 million and $8.2 million to the Company’s revenues for the three-month periods ended June 30, 2022 and 2021 respectively, representing a $2.4 million (29%) decrease in the current quarter. The decrease was primarily driven by lower sales volume of military deicing trucks this quarter compared to prior year comparable quarter. At June 30, 2022, the ground equipment sales segment’s order backlog was $17.2 million compared to $7.1 million at June 30, 2021. Finished Goods inventory increased to $9.1 million as of June 30, 2022 from $7.3 million as of June 30, 2021, as we added additional trucks ready for sale to capitalize on opportunistic sales that may arise as customers continue to recover from the impacts of the pandemic.
The commercial jet engines and parts segment contributed $22.9 million of revenues in the quarter ended June 30, 2022 compared to $9.6 million in the comparable prior year quarter, which is an increase of $13.3 million (138%). The increase was primarily driven by higher component part sales across all companies within the segment and engine sales at AirCo1 that did not occur in the same quarter in the prior fiscal year.
Revenues from the corporate and other segment for the three-month period ended June 30, 2022 increased by $1.3 million (377%) compared to the first quarter of the prior fiscal year. The increase was primarily attributable to the acquisitions mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report.

Following is a table detailing operating income (loss) by segment during the three months ended June 30, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Overnight Air Cargo	$1,077	$732	$345
Ground Equipment Sales	142	1,423	(1,281)
Commercial Jet Engines and Parts	3,074	(238)	3,312
Corporate and Other	(3,459)	(1,921)	(1,538)
	$834	$(4)	$838

Consolidated operating income for the quarter ended June 30, 2022 was $0.8 million, compared to an operating loss of $4.0 thousand in the comparable quarter of the prior year.
The air cargo segment's operating income for the three-month period ended June 30, 2022 was $1.1 million compared to operating income of $0.7 million the first quarter of the prior fiscal year due primarily to having higher segment revenues as described above, offset by higher pilot and staff salaries.
The ground equipment sales segment's operating income for the quarter ended June 30, 2022 decreased by $1.3 million from the prior year comparable quarter to $0.1 million. This decrease was primarily attributable to the decreased sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated operating income of $3.1 million in the current-year quarter compared to an operating loss of $0.2 million in the prior-year quarter. The change was primarily attributable to the increased component sales at the companies within this segment.
The corporate and other segment's operating loss increased by $1.5 million to $3.5 million from the prior-year quarter loss of $1.9 million primarily driven by higher benefits cost in the current-year quarter.
Following is a table detailing non-operating income (expense) during the three months ended June 30, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Interest expense	$(1,822)	$(939)	$(883)
Income from equity method investments	532	83	449
Other	(154)	1,182	(1,336)
	$(1,444)	$326	$(1,770)
The Company had a net non-operating loss of $1.4 million during the quarter ended June 30, 2022, compared to net non-operating income of $0.3 million in the prior-year quarter. In current year quarter, the Company had increased interest expense due to the increased issuance of the Company's Trust Preferred securities as well as an increased debt level at Contrail. In the first quarter 2021, the Company recorded a gain of $0.5 million on the liquidation of Delphax France, a subsidiary of Delphax Technologies, Inc. Also in the current-year quarter, the Company recorded $0.1 million of investment loss driven by decreases in the fair value of our investments compared to prior-year quarter investment gain of $0.3 million.
During the three-month period ended June 30, 2022, the Company recorded $0.2 million in income tax expense at an effective tax rate ("ETR") of (31.5)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax"), other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail Aviation Support, LLC.

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

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended June 30, 2022.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.
Supply Chain and Inflation

The Company continues to monitor a wide range of health, safety, and regulatory matters related to the COVID-19 pandemic including its impact on our business operations. In particular, ongoing supply chain disruptions have impacted product availability and costs across all markets including the aviation industry in which our company operates. Additionally, the United States is experiencing an acute workforce shortage and increasing inflation which has created a hyper-competitive wage environment. Thus far, the direct impact of these items on our businesses has not been material. However, ongoing or future disruptions to consumer demand, our supply chain, product pricing inflation, our ability to attract and retain employees, or our ability to procure products and fulfill orders, could negatively impact the Company’s operations and financial results in a material manner. We continue to look for proactive ways to mitigate potential impacts of supply chain disruptions at our businesses.
Liquidity and Capital Resources
As of June 30, 2022, the Company held approximately $9.5 million in cash and cash equivalents and restricted cash, $2.0 million of which related to restricted cash collateralized held for three opportunity zone investments made by the Company - Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC (the "Opportunity Zone Funds"), each a Minnesota limited liability company and a subsidiary of the Company. The Company also held $1.7 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $0.9 million of marketable securities and an aggregate of $32.9 million in available funds under its lines of credit as of June 30, 2022.
As of June 30, 2022, the Company’s working capital amounted to $107.7 million, an increase of $10.4 million compared to March 31, 2022.

As mentioned in Note 2 and Note 12 of Notes to Condensed Consolidated Financial Statements of this report, on December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC, completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota pursuant to a real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company (an unrelated third-party) dated October 11, 2021. The real estate purchased consists of a 2-story office building, asphalt-paved driveways and parking areas, and landscaping. The building was constructed in 2004 and contains an estimated 54,742 total square feet of space. The real estate purchased is where the Air T's Minnesota executive office is currently located. With this purchase, the Company assumed 11 leases from existing tenants occupying the building. The purchase price was $13.2 million, which was paid for with approximately $3.3 million in cash and a new secured loan from Bridgewater with an aggregate principal amount of $9.9 million and a fixed interest rate of 3.65% which matures on December 2, 2031.

As mentioned in Note 12 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on June 9, 2022, the Company, Jet Yard and MBT entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment”) and a related Overline Note (“Overline Note”) in the original principal amount of $5.0 million. The Amendment and Note memorialize an increase to the amount that may be drawn by the Company on the MBT revolving credit agreement from $17.0 million to $22.0 million. As of June 30, 2022, the unused commitment of the MBT revolver and the Overline Note was $2.9 million and $5.0 million, respectively. The total amount of borrowings under the facility as revised is now the Company’s calculated borrowing base or $22.0 million. The borrowing base calculation methodology remains unchanged.

As mentioned in Note 15 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, in 2016, Contrail entered into an Operating Agreement with the Seller providing for the put and call options with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Put/Call Option permits the Seller or the Company to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on July 18, 2021. As of the date of this filing, neither the Seller nor the Company has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

As mentioned in Note 15 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on May 5, 2021, the Company formed an aircraft asset management business called CAM and an aircraft capital joint venture called

CJVII. The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII targets investments in current generation narrow-body aircraft and engines, building on Contrail Aviation’s origination and asset management expertise. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of June 30, 2022, CAM's remaining capital commitments are approximately $1.1 million from the Company and $19.7 million from MRC. CJVII was initially capitalized with up to $408.0 million of equity from the Company and three institutional investor partners, consisting of $108.0 million in initial commitments and $300.0 million in upsize capacity, contingent on underwriting and transaction appeal. As of the date of this filing, $91.6 million of capital has been deployed to CJVII. The timing of the remaining capital commitment is not yet known at this time.

The Company believes it is probable that the cash on hand and current financings, net cash provided by operations from its remaining operating segments, together with amounts available under our current revolving lines of credit, as amended, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows
Following is a table of changes in cash flow from continuing operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Net Cash Used in Operating Activities	(2,531)	(8,821)
Net Cash Used in Investing Activities	(1,060)	(1,449)
Net Cash Provided by Financing Activities	4,573	5,819
Effect of foreign currency exchange rates on cash and cash equivalents	173	(49)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,155	(4,500)
Net cash used in operating activities was $2.5 million for the three-month period ended June 30, 2022 compared to net cash used in operating activities of $8.8 million in the prior year three-month period, equating to an overall decrease of $6.3 million period over period. The overall decrease in net cash used in operating activities was primarily driven by a net increase in cash provided by receivables of $8.5 million due to timely payments in the current period as well as lower accrued expenses payments of $3.9 million, mostly attributable to timing of payroll, bonus, and health insurance payments. Those impacts are partially offset by a $4.6 million net increase in cash used for inventories to support increased sales levels as well as a $1.1 million increase in net loss.
Net cash used in investing activities for the three-month period ended June 30, 2022 was $1.1 million compared to net cash used in investing activities of $1.4 million in the prior-year period.
Net cash provided by financing activities for the three-month period ended June 30, 2022 was $4.6 million compared to net cash provided by financing activities of $5.8 million in the prior-year period. The decrease was primarily driven by higher net cash proceeds from the Company's term loans, offset by issuance of TruPs in the prior quarter that did not recur in the current quarter.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

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

The tables below provide a reconciliation of operating income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA by segment for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended
	6/30/2022	6/30/2021
Operating income (loss) from continuing operations	$834	$(4)
Depreciation and amortization (excluding leased engines depreciation)	605	279
(Gain) Loss on disposition of assets	(2)	3
Security issuance expenses	15	5
Adjusted EBITDA	$1,452	$283

	Three months ended
	6/30/2022	6/30/2021
Overnight Air Cargo	$1,096	$747
Ground Equipment Sales	191	1,456
Commercial Jet Engines and Parts	3,251	(74)
Corporate and Other	(3,086)	(1,846)
Adjusted EBITDA	$1,452	$283

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various risks, including interest rate risk. As interest rates have increased, are projected to increase and can be volatile, the Company has designated a risk management policy which permits the use of derivative instruments to provide protection against rising interest rates on variable rate debt. See Note 8 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q for further discussion on the Company’s use of such derivative instruments.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2022. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased during the quarter ended June 30, 2022.

Item 5.    Other information

(a) Other Information

N/A.

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Acceptance Certificate, dated April 20, 2022 with respect to Engines CFM56-5B3/2P Serial numbers 779999 and 779969, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 21, 2022 (Commission file No. 001-35476).

10.2
Bills of Sale, dated April 20, 2022 with respect to Engines CFM56-5B3/2P Serial numbers 779999 and 779969, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 21, 2022 (Commission file No. 001-35476).

10.3
Acceptance Certificate, dated April 13, 2022 with respect to Engines CFM56-5B3/2P Serial numbers 779476 and 779945, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2022 (Commission file No. 001-35476).

10.4
Bills of Sale, dated April 13, 2022 with respect to Engines CFM56-5B3/2P Serial numbers 779476 and 779945, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2022 (Commission file No. 001-35476).

10.5
Amendment No. 1 to Third Amended and Restated Credit Agreement by and between Air T, Inc, Jet Yard, LLC and Minnesota Bank & Trust dated June 9, 2022, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.6	Form of Overline Promissory Note dated June 9, 2022, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.7	Guarantee Acknowledgment dated June 9, 2022, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: August 12, 2022
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer