Form 10-Q
period 2022-09-30
AIR T INC
filed 2022-11-10
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at October 31, 2022	2,843,276

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except (loss) income per share number)	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Overnight air cargo	$22,069	$18,847	$42,633	$37,697
Ground equipment sales	18,019	9,189	23,834	17,371
Commercial jet engines and parts	18,986	14,916	41,841	24,510
Corporate and other	1,614	286	3,242	628
	60,688	43,238	111,550	80,206

Operating Expenses:
Overnight air cargo	19,451	16,553	37,522	33,297
Ground equipment sales	14,438	8,033	18,870	13,562
Commercial jet engines and parts	13,443	9,010	28,328	15,106
General and administrative	10,664	8,615	22,396	16,836
Depreciation and amortization	1,026	323	1,888	703
Inventory write-down	1,003	—	1,020	—
Asset impairment	485	—	516	—
(Gain) Loss on sale of property and equipment	(1)	—	(2)	3
	60,509	42,534	110,538	79,507

Operating Income	179	704	1,012	699

Non-operating (Expense) Income:
Interest expense	(1,996)	(1,167)	(3,818)	(2,105)
Income from equity method investments	266	14	798	97
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	—	8,331	—	8,331
Other	(357)	159	(509)	1,340
	(2,087)	7,337	(3,529)	7,663

(Loss) Income before income taxes	(1,908)	8,041	(2,517)	8,362

Income Taxes (Benefit) Expense	(572)	38	(380)	33

Net (Loss) Income	(1,336)	8,003	(2,137)	8,329

Net Loss (Income) Attributable to Non-controlling Interests	$104	$(448)	$(528)	$(486)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(1,232)	$7,555	$(2,665)	$7,843

(Loss) Income per share (Note 6)
Basic	$(0.43)	$2.62	$(0.93)	$2.72
Diluted	$(0.43)	$2.60	$(0.93)	$2.71

Weighted Average Shares Outstanding:
Basic	2,865	2,882	2,866	2,882
Diluted	2,865	2,901	2,866	2,893
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net (Loss) Income	$(1,336)	$8,003	$(2,137)	$8,329
Foreign currency translation (loss) income	(606)	103	(1,135)	54
Unrealized gain on interest rate swaps	957	46	1,432	57
Reclassification of interest rate swaps into earnings	17	(2)	34	(3)
Total Other Comprehensive Income	368	147	331	108
Total Comprehensive (Loss) Income	(968)	8,150	(1,806)	8,437
Comprehensive Loss (Income) Attributable to Non-controlling Interests	104	(448)	(528)	(486)
Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(864)	$7,702	$(2,334)	$7,951
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30, 2022	March 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,071	$5,616
Marketable securities	788	859
Restricted cash	2,394	2,752
Restricted investments	1,589	1,691
Accounts receivable, net of allowance for doubtful accounts of $1,328 and $1,368	22,571	19,684
Income tax receivable	3,893	3,230
Inventories, net	87,604	75,167
Employee retention credit receivable	7,689	9,138
Other current assets	12,932	10,106
Total Current Assets	146,531	128,243

Assets on lease or held for lease, net of accumulated depreciation of $1,041 and $780	14,574	14,509
Property and equipment, net of accumulated depreciation of $6,015 and $5,405	21,338	21,212
Intangible assets, net of accumulated amortization of $3,512 and $2,947	10,722	13,260
Right-of-use ("ROU") assets	6,755	7,354
Equity method investments	11,559	9,864
Goodwill	10,093	10,126
Other assets	4,360	3,031
Total Assets	225,932	207,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	13,249	9,397
Income tax payable	252	194
Accrued expenses and other (Note 4)	13,626	13,391
Current portion of long-term debt	44,704	6,482
Short-term lease liability	1,341	1,443
Total Current Liabilities	73,172	30,907

Long-term debt	107,979	129,326
Deferred income tax liabilities, net	3,175	2,812
Long-term lease liability	6,206	6,734
Other non-current liabilities	1,208	1,342
Total Liabilities	191,740	171,121

Redeemable non-controlling interest	10,253	10,761

Commitments and contingencies (Note 16)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,026,495 and 3,022,745 shares issued, 2,850,748 and 2,866,418 shares outstanding	757	756
Treasury stock, 175,747 shares at $19.07 and 156,327 shares at $19.20	(3,353)	(3,002)
Additional paid-in capital	571	393
Retained earnings	24,802	26,729
Accumulated other comprehensive income (loss)	68	(263)
Total Air T, Inc. Stockholders' Equity	22,845	24,613
Non-controlling Interests	1,094	1,104
Total Equity	23,939	25,717
Total Liabilities and Equity	$225,932	$207,599
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Six Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,137)	$8,329
Adjustments to reconcile Net (Loss) Income to net cash provided by operating activities:
Depreciation and amortization	1,888	703
Gain on forgiveness of PPP loan	—	(8,331)
Inventory write-down	1,020	—
Asset impairment	516	—
Other	(190)	(1,169)
Change in operating assets and liabilities:
Accounts receivable	(2,848)	(10,637)
Inventories	(14,246)	(10,120)
Accounts payable	3,852	2,721
Accrued expenses	84	(3,782)
Other	(1,885)	(467)
Net cash used in operating activities	(13,946)	(22,753)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(1,187)	(1,085)
Capital expenditures related to property & equipment	(763)	(842)
Capital expenditures related to assets on lease or held for lease	(28)	—
Other	202	(449)
Net cash used in investing activities	(1,776)	(2,376)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	68,532	36,742
Payments on lines of credit	(55,322)	(31,892)
Proceeds from term loan	8,177	4,667
Payments on term loan	(4,112)	(2,012)
Proceeds received from issuance of Trust Preferred Securities ("TruPs")	—	7,810
Other	(518)	110
Net cash provided by financing activities	16,757	15,425
Effect of foreign currency exchange rates on cash and cash equivalents	62	51
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,097	(9,653)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,368	15,927
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,465	$6,274
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	3,023	$756	141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

Net income*	—	—	—	—	—	289	—	153	442

Foreign currency translation loss	—	—	—	—	—	—	(49)	—	(49)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	—	(238)	—	—	(238)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	11	—	11

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(1)	—	(1)

Balance, June 30, 2021	3,023	$756	141	$(2,617)	$—	$16,321	$(723)	$1,142	$14,879

Net income (loss)*	—	—	—	—	—	7,555	—	(12)	7,543

Stock compensation expense	—	—	—	—	236	—	—	—	236

Foreign currency translation gain	—	—	—	—	—	—	103	—	103

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	—	183	—	—	183

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	46	—	46

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(2)	—	(2)

Balance, September 30, 2021	3,023	$756	141	$(2,617)	$236	$24,059	$(576)	$1,130	$22,988

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

Net loss*	—	—	—	—	—	(1,433)	—	(6)	(1,439)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(529)	—	(529)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	926	—	—	926

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	475	—	475

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, June 30, 2022	3,023	$756	156	$(3,002)	$472	$26,222	$(300)	$1,098	$25,246

Net loss*	—	—	—	—	—	(1,232)	—	(4)	(1,236)

Repurchase of common stock	—	—	19	(351)	—	—	—	—	(351)

Exercise of stock options	3	1	—	—	20	—	—	—	21

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(606)	—	(606)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(188)	—	—	(188)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	957	—	957

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, September 30, 2022	3,026	$757	175	$(3,353)	$571	$24,802	$68	$1,094	$23,939

*Excludes amount attributable to redeemable non-controlling interests in Contrail Aviation Support, LLC ("Contrail") and Shanwick B.V. ("Shanwick")
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

Impacts from Geopolitical, Macroeconomic, and COVID-19 Challenges

COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a number of disruptions, and we experienced and continue to experience to a lesser degree a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time during fiscal 2023. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022; however, uncertainty over the ultimate direct and indirect impact COVID-19 will have on the global economy generally, and the Company’s businesses in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.
The war in Eastern Europe and related sanctions imposed on Russia and related actors have resulted in interest rate acceleration and inflation, including, but not limited to, a significant increase in the price of commodities. We expect that these factors will continue to negatively impact our businesses at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of these activities. We continue to evaluate the long-term impact that these may have on our business model, however there can be no assurance that the measures we have taken or will take will completely offset the negative impact.
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

2.    Acquisitions

Wolfe Lake HQ, LLC

On December 2, 2021, the Company, through its wholly-owned subsidiary Wolfe Lake HQ, LLC, completed the purchase of the real estate located at 5000 36th Street West, St. Louis Park, Minnesota pursuant to a real estate purchase agreement with WLPC East, LLC, a Minnesota limited liability company (an unaffiliated third-party) dated October 11, 2021. The real estate purchased consists of a 2-story office building, asphalt-paved driveways and parking areas, and landscaping. The building was constructed in 2004 with an estimated 54,742 total square feet of space. The real estate purchased is where Air T's Minnesota executive office is currently located. With this purchase, the Company assumed 11 leases from existing tenants occupying the building.

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

Subsequent to the acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $0.3 million. The increase is attributable to a measurement period adjustment of $0.3 million related to certain intangible assets acquired and related deferred tax liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. As of June 30, 2022, the measurement period was completed and all adjustments are reflected in the tables below.
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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Product Sales
Air Cargo	$7,533	$5,615	$13,887	$12,188
Ground equipment sales	17,639	8,928	23,216	16,926
Commercial jet engines and parts	15,720	13,157	36,030	20,449
Corporate and other	19	37	135	114
Support Services
Air Cargo	14,520	13,222	28,580	25,494
Ground equipment sales	159	69	300	134
Commercial jet engines and parts	2,555	1,554	4,529	3,656
Corporate and other	974	54	1,998	117
Leasing Revenue
Air Cargo	—	—	—	—
Ground equipment sales	29	39	73	78
Commercial jet engines and parts	669	177	1,210	343
Corporate and other	483	37	870	76
Other
Air Cargo	16	10	166	15
Ground equipment sales	192	153	245	233
Commercial jet engines and parts	42	28	72	62
Corporate and other	138	158	239	321

Total	$60,688	$43,238	$111,550	$80,206
See Note 14 for the Company's disaggregated revenues by geographic region and Note 15 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2022 and September 30, 2022 and the amount of contract liabilities as of April 1, 2022 that were recognized as revenue during the six-month period ended September 30, 2022 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2022 Recognized as Revenue
As of September 30, 2022	$4,676
As of April 1, 2022	$4,727
For the six months ended September 30, 2022		$3,636

4.     Accrued Expenses and Other

(in thousands)	September 30, 2022	March 31, 2022

Salaries, wages and related items	$4,505	$4,232
Profit sharing and bonus	879	1,365
Other Deposits	2,644	2,948
Other	5,598	4,846
Total	$13,626	$13,391

5.    Income Taxes

During the three-month period ended September 30, 2022, the Company recorded global income tax benefit of $0.6 million at an effective tax rate of 30.0%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax"), other capital losses, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the three-month period ended September 30, 2021, the Company recorded $38.0 thousand in income tax expense at an ETR of 0.5%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2021 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, and the exclusion of taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.

During the six-month period ended September 30, 2022, the Company recorded global income tax benefit of $0.4 million at an effective tax rate of 15.1%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the six-month period ended September 30, 2022 were the change in valuation allowance related to Delphax, other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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
During the three months ended September 30, 2022, 3,750 options were exercised under the Air T's 2012 Stock Option Plan at $5.75 per share, which was disclosed within our condensed consolidated statement of equity. 7,500 unexpired options remain outstanding under this plan.
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(1,336)	$8,003	$(2,137)	$8,329
Net loss (income) attributable to non-controlling interests	104	(448)	(528)	(486)
Net (loss) income attributable to Air T, Inc. Stockholders	$(1,232)	$7,555	$(2,665)	$7,843
(Loss) Income per share:
Basic	$(0.43)	$2.62	$(0.93)	$2.72
Diluted	$(0.43)	$2.60	$(0.93)	$2.71
Antidilutive shares excluded from computation of (loss) income per share	4	—	4	—

Weighted Average Shares Outstanding:
Basic	2,865	2,882	2,866	2,882
Diluted	2,865	2,901	2,866	2,893

7.    Intangible Assets and Goodwill
Intangible assets as of September 30, 2022 and March 31, 2022 consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$447	$(406)	$41
Internally developed software	3,418	(281)	3,137
In-place lease and other intangibles	1,094	(151)	943
Customer relationships	6,651	(555)	6,096
Patents	1,112	(1,103)	9
Other	1,408	(1,016)	392
	14,130	(3,512)	10,618
In-process software	104	—	104
Intangible assets, total	$14,234	$(3,512)	$10,722

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$447	$(386)	$61
Internally developed software	4,112	(139)	3,973
In-place lease and other intangibles	1,108	(63)	1,045
Customer relationships	7,694	(339)	7,355
Patents	1,112	(1,101)	11
Other	1,391	(919)	472
	15,864	(2,947)	12,917
In-process software	343	—	343
Intangible assets, total	$16,207	$(2,947)	$13,260
During the quarter ended September 30, 2022, the Company impaired $0.3 million of previously capitalized costs related to a software project that was deemed no longer probable to be completed and placed in service.
Based on the intangible assets recorded at September 30, 2022 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2023 (excluding the six months ended September 30, 2022)	$567
2024	1,027
2025	955
2026	887
2027	846
2028	799
Thereafter	5,537
$10,618
The carrying amount of goodwill as of September 30, 2022 and March 31, 2022 was $10.1 million. There was no impairment on goodwill during the quarter ended September 30, 2022.

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
For the swaps related to Air T Term Note D and Contrail - Term Note G, the effective portion of changes in the fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transactions affect earnings. The interest rate swaps are considered Level 2 fair value measurements. As of September 30, 2022 and March 31, 2022, the fair value of these interest-rate swap contracts was an asset of $3.0 million and $0.9 million, respectively, which is included within other assets in the condensed consolidated balance sheets. During the three and six months ended September 30, 2022, the Company recorded a gain of approximately $1.0 million and $1.4 million, net of tax, respectively. During the three and six months ended September 30, 2021, the Company recorded a gain of approximately $46.0 thousand and $57.0 thousand, net of tax, respectively. These gains are included in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of these instruments.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the three and six months ended September 30, 2022, related to these derivative instruments, the Company had a gross gain aggregating to $46.0 thousand and no gross loss. During the three and six months ended September 30, 2021, the Company did not record any gain or loss related to derivative instruments.
The following table presents these derivative instruments at fair value in the condensed consolidated balance sheets as of September 30, 2022 and March 31, 2022 (in thousands):

(In thousands)	September 30, 2022	March 31, 2022
Assets:
Exchange-traded options & futures
Other current assets	$401	$—
Total assets	401	—
Liabilities:
Exchange-traded options & futures
Accrued Expenses and other	119	—
Total liabilities	$119	$—

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets and are therefore, considered Level 1 fair value measurements. During the three months ended September 30, 2022, the Company had a gross unrealized gain aggregating to $43.0 thousand and a gross unrealized loss aggregating to $0.2 million. During the six months ended September 30, 2022, the Company had a gross unrealized gain aggregating to $86.0 thousand and a gross unrealized loss aggregating to $0.3 million. During the three months ended September 30, 2021, the Company had a gross unrealized gain aggregating to $0.4 million and a gross unrealized loss aggregating to $0.1 million. During the six months ended September 30, 2021, the Company had a gross unrealized gain aggregating to $0.8 million and a gross unrealized loss aggregating to $0.2 million. These unrealized gains and losses are included in other income (loss) on the condensed consolidated statement of income (loss).

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2022 and 2021, the Company had no outstanding borrowings under its margin account.

9.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. - NASDAQ: ISIG (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of September 30, 2022, the number of Insignia's shares owned by the Company was 0.5 million, representing approximately 27% of the outstanding shares. During the fiscal year ended March 31, 2021, due to loss attributions and impairments taken in prior fiscal years, the Company's net investment basis in Insignia was reduced to $0. As such, the Company did not record as of September 30, 2022 any additional share of Insignia's net loss for the three months ended June 30, 2022. On August 23, 2021, Insignia restated its 10-K for the fiscal year ended December 31, 2020 and its 10-Q for the quarter ended March 31, 2021. The Company evaluated these restatements and determined that they would not result in any additional impact on the Company's condensed consolidated financial statements.
The Company's 20.91% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded income of $0.4 million and $0.7 million as its share of CCI's net income for the three and six months ended September 30, 2022, along with a basis difference adjustment of $12.0 thousand and $25.0 thousand, respectively. The Company's net investment basis in CCI is $3.4 million as of September 30, 2022. The Company also executed a $2.0 million promissory note payable to CCI on September 30, 2022. See Note 12.
Summarized unaudited financial information for the Company's equity method investees for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$38,388	$27,715	$73,989	$57,988
Gross Profit	4,791	1,097	9,166	1,904
Operating income (loss)	1,809	(2,110)	3,790	(5,205)
Net income (loss)	1,055	(2,268)	2,805	(4,413)
Net income (loss) attributable to Air T, Inc. stockholders	$435	$(273)	$743	$(568)

10.    Inventories
Inventories consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Overnight air cargo	$27	$28
Ground equipment manufacturing:
Raw materials	8,181	4,688
Work in process	3,631	2,437
Finished goods	6,885	9,264
Corporate and other:
Raw materials	675	705
Finished goods	727	728
Commercial jet engines and parts	71,467	60,439
Total inventories	91,593	78,289
Reserves	(3,989)	(3,122)
Total inventories, net of reserves	$87,604	$75,167

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
The components of lease cost for the three and six months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$498	$420	$989	$867
Short-term lease cost	139	376	275	658
Variable lease cost	189	143	374	290
Total lease cost	$826	$939	$1,638	$1,815
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of September 30, 2022 and March 31, 2022 were as follows (in thousands):

	September 30, 2022	March 31, 2022
Operating leases
Operating lease ROU assets	$6,755	$7,354
Operating lease liabilities	$7,547	$8,177

Weighted-average remaining lease term
Operating leases		13 years, 8 months

Weighted-average discount rate
Operating leases		4.36%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of September 30, 2022 are as follows (in thousands):

Operating Leases
2023 (excluding the six months ended September 30, 2022)	$886
2024	1,434
2025	1,135
2026	870
2027	704
2028	273
Thereafter	5,028
Total undiscounted lease payments	10,330
Less: Interest	(2,333)
Less: Discount	(450)
Total lease liabilities	$7,547

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at September 30, 2022 and March 31, 2022, respectively.
On June 9, 2022, the Company, Jet Yard and MBT entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment”) and a related Overline Note (“Overline Note”) in the original principal amount of $5.0 million. The Amendment and Note memorialize an increase to the amount that may be drawn by the Company on the MBT revolving credit agreement from $17.0 million to $22.0 million. As of September 30, 2022, the unused commitment on the Overline Note was $4.1 million and there was no unused commitment on the MBT Revolver. The total amount of borrowings under the facility as revised is now the Company’s calculated borrowing base or $22.0 million. The borrowing base calculation methodology remains unchanged.

The interest rate on borrowings under the facility that are less than $17.0 million remains at the greater of 2.50% or Prime minus 1.00%. The interest rate applicable to borrowings under the facility that exceed $17.0 million is the greater of 2.50% or Prime plus 0.50%. The commitment fee on unused borrowings below $17.0 million remains at 0.11%. The commitment fee on unused borrowings above $17.0 million is 0.20%. The Amendment also includes an additional covenant to the credit agreement, namely the requirement that the Company provide inventory appraisals for AirCo, AirCo Services and Worthington to MBT twice a year.

The Overline loan and commitment mature on the earlier of March 31, 2023 or the date on which the Company receives all funds from the Company’s Employee Retention Credit ("ERC") application (estimated at approximately $9.1 million) filed on or about January 24, 2022 plus the full receipt of the Company’s carryback tax refund for the year (estimated at approximately $2.6 million) filed on or about August 19, 2021. Both were applied for under different components of the CARES Act. As of September 30, 2022, the Company has received $1.4 million of the ERC and none of the carryback tax refunds. It is not possible to estimate when, or if, the remainder of these funds may be received.

Each of the Company subsidiaries that has guaranteed the MBT revolving facility executed a guaranty acknowledgment in which they agreed to guaranty the Overline Loan and acknowledged, among other things, that the Overline Loan would not impair the lenders rights under the previously executed guaranty or security agreement.

On September 30, 2022, the Company executed a promissory note payable to CCI ("Promissory Note - CCI") for $2.0 million that bears interest at 10% per annum and matures on December 30, 2022. The note may be prepaid at any time without penalty. The note is subordinate and junior to any and all indebtedness of the Company to MBT.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries as of September 30, 2022:

(In Thousands)	September 30, 2022	March 31, 2022	Maturity Date	Interest Rate	Unused commitments at September 30, 2022
Air T Debt
Revolver - MBT	$17,000	$10,969	8/31/2023	Greater of 2.50% or Prime - 1.00%	$—
Overline Note - MBT	879	—	3/31/2023[1]	Greater of 2.50% or Prime + 0.50%	$4,121
Term Note A - MBT	8,157	8,542	8/31/2031	3.42%
Term Note B - MBT	2,878	3,014	8/31/2031	3.42%
Term Note D - MBT	1,371	1,405	1/1/2028	1-month LIBOR + 2.00%
Promissory Note - CCI	2,000	—	12/30/2022	10.00%
Term Note E - MBT	1,997	2,316	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Debt - Trust Preferred Securities	25,590	25,567	6/7/2049	8.00%
Total	59,872	51,813

AirCo 1 Debt
Term Loan - Park State Bank	6,393	6,393	12/11/2025	3-month LIBOR + 3.00%
Total	6,393	6,393

Jet Yard Debt
Term Loan - MBT	1,894	1,943	8/31/2031	4.14%
Total	1,894	1,943

Contrail Debt
Revolver - Old National Bank ("ONB")	10,143	3,843	9/5/2023	1-month LIBOR + 3.45%	$14,857
Term Loan G - ONB	44,918	44,918	11/24/2025	1-month LIBOR + 3.00%
Term Loan H - ONB	12,101	8,698	8/18/2023	Wall Street Journal (WSJ) Prime Rate + 0.75%
Total	67,162	57,459

Delphax Solutions Debt
Canadian Emergency Business Account Loan	29	32	12/31/2025	5.00%
Total	29	32

Wolfe Lake Debt
Term Loan - Bridgewater	9,714	9,837	12/2/2031	3.65%
Total	9,714	9,837

Air T Acquisition 22.1
Term Loan - Bridgewater	5,000	5,000	2/8/2027	4.00%
Term Loan A - ING	2,632	3,341	2/1/2027	3.50%
Term Loan B - ING	975	1,114	5/1/2027	4.00%
Total	8,607	9,455

Total Debt	153,671	136,932

Less: Unamortized Debt Issuance Costs	(988)	(1,124)
Total Debt, net	$152,683	$135,808
1 Earlier of 8/31/23 or the date on which Air T has received the payment from the federal income tax refunds in the amount of approximately $2.6 million and Employee Retention Tax Credits in an amount not less than $9.1 million. As of September 30, 2022, the Company has received $1.4 million of the ERC and none of the federal income tax refunds.
At September 30, 2022, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
September 30, 2023	$44,704
September 30, 2024	10,130
September 30, 2025	12,183
September 30, 2026	39,085
September 30, 2027	5,982
Thereafter	41,587
153,671
Less: Unamortized Debt Issuance Costs	(988)
$152,683

During the second quarter ended September 30, 2022 the Company did not sell any TruPs. The amount outstanding on the Company's Debt - Trust Preferred Securities is $25.6 million as of September 30, 2022.

13.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the three months ended September 30, 2022, the Company repurchased 19,420 shares at an aggregate cost of $0.4 million. All of these repurchased shares were recorded as treasury shares as of September 30, 2022.

14.    Geographical Information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of September 30, 2022 and March 31, 2022 (in thousands):

	September 30, 2022	March 31, 2022
United States	$21,319	$34,067
Foreign	14,593	1,654
Total tangible long-lived assets, net	$35,912	$35,721

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at September 30, 2022. The net book value located within each individual country at September 30, 2022 and March 31, 2022 is listed below (in thousands):

	September 30, 2022	March 31, 2022
Lithuania	13,292	—
Macau	1,232	1,351
Other	69	303
Total tangible long-lived assets, net	$14,593	$1,654

Total revenue, in and outside the United States, is summarized in the following table for the six months ended September 30, 2022 and September 30, 2021 (in thousands):

	September 30, 2022	September 30, 2021
United States	$91,323	$69,225
Foreign	20,227	10,981
Total revenue	$111,550	$80,206

15.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$22,069	$18,607	$42,633	$37,375
International	—	240	—	322
Total Overnight Air Cargo	22,069	18,847	42,633	37,697
Ground Equipment Sales:
Domestic	14,913	8,178	18,821	14,156
International	3,106	1,011	5,013	3,215
Total Ground Equipment Sales	18,019	9,189	23,834	17,371
Commercial Jet Engines and Parts:
Domestic	11,611	10,461	28,343	17,230
International	7,375	4,455	13,498	7,280
Total Commercial Jet Engines and Parts	18,986	14,916	41,841	24,510
Corporate and Other:
Domestic	778	210	1,526	464
International	836	76	1,716	164
Total Corporate and Other	1,614	286	3,242	628
Total	60,688	43,238	111,550	80,206

Operating Income (Loss):
Overnight Air Cargo	845	857	1,922	1,589
Ground Equipment Sales	1,887	43	2,029	1,465
Commercial Jet Engines and Parts	(204)	1,902	2,870	1,664
Corporate and Other	(2,349)	(2,098)	(5,809)	(4,019)
Total	179	704	1,012	699

Capital Expenditures:
Overnight Air Cargo	92	44	191	68
Ground Equipment Sales	6	4	16	17
Commercial Jet Engines and Parts	278	646	352	738
Corporate and Other	43	12	232	19
Total	419	706	791	842

Depreciation and Amortization:
Overnight Air Cargo	23	14	42	27
Ground Equipment Sales	46	32	95	64
Commercial Jet Engines and Parts	563	214	996	479
Corporate and Other	394	62	755	133
Total	$1,026	$322	$1,888	$703

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA by reportable segment for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30, 2022
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss)	$1,922	$2,029	$2,870	$(5,809)	$1,012
Depreciation and amortization (excluding leased engines depreciation)	42	95	360	755	1,252
Asset impairment, restructuring or impairment charges	337	—	1,020	179	1,536
Gain on sale of property and equipment	(1)	—	(2)	1	(2)
Security expenses	—	—	—	34	34
Adjusted EBITDA	$2,300	$2,124	$4,248	$(4,840)	$3,832

	Six Months Ended September 30, 2021
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss)	$1,589	$1,465	$1,664	$(4,019)	$699
Depreciation and amortization (excluding leased engines depreciation)	27	64	360	133	584
Loss on sale of property and equipment	1	2	—	—	3
Security expenses	—	—	—	65	65
Adjusted EBITDA	$1,617	$1,531	$2,024	$(3,821)	$1,351

16.    Commitments and Contingencies
Redeemable Non-controlling Interests
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller of Contrail (“Contrail Put/Call Option”). The Contrail Put/Call Option permits the Seller or the Company to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $6.5 million as of September 30, 2022. The change in the redemption value compared to March 31, 2022 is a decrease of $0.7 million, which was driven by the decrease in fair value of $0.7 million and distributions to non-controlling interest of $0.2 million, partially offset by net income attributable to non-controlling interest of $0.2 million.
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
On May 5, 2021, the Company formed an aircraft asset management business called Contrail Asset Management, LLC ("CAM"), and an aircraft capital joint venture called Contrail JV II LLC ("CJVII"). The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII targets investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. The Company and Mill Road Capital (“MRC”) agreed to become common members in CAM. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of September 30, 2022, CAM's remaining capital commitments are approximately $0.8 million from the Company and $17.3 million from MRC. In connection with the formation of CAM, MRC has a fixed price put option of $1.0 million to sell its common equity in CAM to the Company at each of the first 3 anniversary dates. At the later of (a) five years after execution of the agreement and (b) distributions to MRC per the waterfall equal to their capital contributions, the Company has a call option and MRC has a put option on the MRC common interests in CAM. If either party exercises the option, the exercise price will be fair market value if the Company pays in cash at closing or 112.5% of fair market value if the Company opts to pay in three equal annual installments after exercise. The Company recorded MRC's $1.0 million put option within "Other non-current liabilities" on our consolidated balance sheets.

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

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is $3.8 million as of September 30, 2022, which was comprised of the following (in thousands):

Shanwick RNCI
Beginning Balance as of April 1, 2022	$3,583
Contribution from non-controlling members	—
Distribution to non-controlling members	(158)
Net income attributable to non-controlling interests	112
Redemption value adjustments	232
Ending Balance as of September 30, 2022	$3,769

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. As of September 30, 2022, options to purchase up to 293,400 shares are outstanding under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. For the three and six months ended September 30, 2022, total compensation cost recognized under the Plan was $79.0 thousand and $0.2 million, respectively.

17.     Subsequent Events
On November 8, 2022, Contrail entered into the Second Amendment to Master Loan Agreement (the “Amendment”) with ONB. The Amendment amends the Master Loan Agreement dated as of June 24, 2019, as amended.

The principal revisions made in the Amendment are: (i) the tangible net worth covenant was revised to require that Contrail maintain a tangible net worth of at least $12.0 million at all times prior to March 31, 2024 and $15.0 million at all times on or following March 31, 2024; and, (ii) that all proceeds from certain asset sales during the period beginning on October 1, 2022 and ending on March 31, 2023 be applied as prepayments on Term Loan G. The effectiveness of the Amendment is conditioned on Contrail executing a Collateral Assignment of two Aircraft Engine Lease Agreements. The form of Collateral Assignment is attached as an exhibit to the Amendment.

The foregoing summary of the terms of the Amendment is qualified in its entirety by reference to the form of Second Amendment to Master Loan Agreement with Exhibit filed as Exhibit 10.2 herewith, which is incorporated herein by reference.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2022, to and including September 30, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Results of Operations

Impacts from Geopolitical, Macroeconomic, and COVID-19 Challenges

We continue to be exposed to macroeconomic pressures as a result of the lingering impacts of the COVID-19 pandemic, supply chain challenges, foreign currency fluctuations, and spikes in commodity prices as a result of geopolitical challenges, including the war in

Eastern Europe. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain.
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a number of disruptions, and we experienced and continue to experience to a lesser degree a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time during fiscal 2023. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022; however, uncertainty over the ultimate direct and indirect impact COVID-19 will have on the global economy generally, and the Company’s businesses in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.
The war in Eastern Europe and related sanctions imposed on Russia and related actors have resulted in interest rate acceleration and inflation, including, but not limited to, a significant increase in the price of commodities. We expect that these factors will continue to negatively impact our businesses at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of these activities. We continue to evaluate the long-term impact that these may have on our business model, however there can be no assurance that the measures we have taken or will take will completely offset the negative impact.

Second Quarter Fiscal 2023 Compared to Second Quarter Fiscal 2022
Consolidated revenue for the three-month period ended September 30, 2022 increased by $17.5 million (40%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended September 30, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2022	2021
Overnight Air Cargo	$22,069	$18,847	$3,222	17%
Ground Equipment Sales	18,019	9,189	8,830	96%
Commercial Jet Engines and Parts	18,986	14,916	4,070	27%
Corporate and Other	1,614	286	1,328	464%
	$60,688	$43,238	$17,450	40%
Revenues from the air cargo segment for the three-month period ended September 30, 2022 increased by $3.2 million (17%) compared to the second quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees, maintenance labor and pass-through revenues from FedEx.

The ground equipment sales segment contributed approximately $18.0 million and $9.2 million to the Company’s revenues for the three-month periods ended September 30, 2022 and 2021 respectively, representing a $8.8 million (96%) increase in the current quarter. The increase was primarily driven by significantly higher commercial ultimate deicers sales this quarter compared to prior year comparable quarter. At September 30, 2022, the ground equipment sales segment’s order backlog was $21.1 million compared to $10.9 million at September 30, 2021.
The commercial jet engines and parts segment contributed $19.0 million of revenues in the quarter ended September 30, 2022 compared to $14.9 million in the comparable prior year quarter, which is an increase of $4.1 million (27%). The increase was primarily driven by higher component part sales across all companies within the segment in the current quarter compared to prior year comparable quarter.
Revenues from the corporate and other segment for the three-month period ended September 30, 2022 increased by $1.3 million (464%) compared to the second quarter of the prior fiscal year. The increase was primarily attributable to the acquisitions mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report.

Following is a table detailing operating income (loss) by segment during the three months ended September 30, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2022	2021
Overnight Air Cargo	$845	$857	$(12)
Ground Equipment Sales	1,887	43	1,844
Commercial Jet Engines and Parts	(204)	1,902	(2,106)
Corporate and Other	(2,349)	(2,098)	(251)
	$179	$704	$(525)
Consolidated operating income for the quarter ended September 30, 2022 was $0.2 million, compared to an operating income of $0.7 million in the comparable quarter of the prior year.
The air cargo segment's operating income for the three-month period ended September 30, 2022 was relatively flat compared to the same quarter in the prior fiscal year. The increase in revenue discussed above was offset by the impairment of previously capitalized costs on a software project that was deemed no longer probable to be completed and placed in service.
The ground equipment sales segment's operating income for the quarter ended September 30, 2022 increased by $1.8 million from the prior year comparable quarter to $1.9 million. This increase was primarily attributable to the increased sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated an operating loss of $0.2 million in the current-year quarter compared to an operating income of $1.9 million in the prior-year quarter. The change was primarily attributable to the sale of an airframe with higher profit margin in the prior-year quarter that did not recur in the current-year quarter. In addition, this segment incurred an inventory write-down of $1.0 million in the current quarter compared to none in the prior-year comparable quarter.
The corporate and other segment's operating loss for the three-month period ended September 30, 2022 was relatively flat compared to the same quarter in the prior fiscal year.
Following is a table detailing non-operating income (expense) during the three months ended September 30, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2022	2021
Interest expense	(1,996)	(1,167)	$(829)
Income from equity method investments	266	14	252
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	—	8,331	(8,331)
Other	(357)	159	(516)
	$(2,087)	$7,337	$(9,424)
The Company had a net non-operating loss of $2.1 million during the quarter ended September 30, 2022, compared to net non-operating income of $7.3 million in the prior-year quarter. In the second quarter 2021, the Company recorded a $8.3 million gain recognized on the SBA's forgiveness of the Company's PPP loan. In the current-year quarter, the Company had higher interest expense due to having more outstanding TruPs shares and more indebtedness at Contrail compared to the prior-year quarter. In addition, the Company recorded a $0.2 million unrealized loss due to fair value adjustments on our marketable investments in the current year compared to the prior year's $0.3 million unrealized gain.
During the three-month period ended September 30, 2022, the Company recorded global income tax benefit of $0.6 million at an effective tax rate ("ETR") of 30.0%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2022 were the change in valuation allowance related to Delphax, other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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

First Six Months of Fiscal 2022 Compared to First Six Months of Fiscal 2021

Following is a table detailing revenue by segment (in thousands):

	Six Months Ended September 30,		Change
	2022	2021
Overnight Air Cargo	$42,633	$37,697	$4,936	13%
Ground Equipment Sales	23,834	17,371	6,463	37%
Commercial Jet Engines and Parts	41,841	24,510	17,331	71%
Corporate and Other	3,242	628	2,614	416%
	$111,550	$80,206	$31,344	39%
Revenues from the air cargo segment for the six months ended September 30, 2022 increased by $4.9 million (13%) compared to the six months ended September 30, 2021. The increase was principally attributable to increased administrative fees as well as higher pass-through revenue from FedEx as a result of increased business activity.

The ground equipment sales segment contributed approximately $23.8 million and $17.4 million to the Company’s revenues for the six-month periods ended September 30, 2022 and 2021 respectively, representing a $6.5 million (37%) increase in the current six-month period. The increase was primarily driven by significantly higher commercial ultimate deicers sales in the current year.
The commercial jet engines and parts segment contributed $41.8 million of revenues in the six months ended September 30, 2022 compared to $24.5 million in the comparable prior year six months. The increase was primarily driven by higher component part sales across all companies within the segment and engine sales at AirCo 1 that did not occur in the prior fiscal year.
Revenues from the corporate and other segment in the six months ended September 30, 2022 increased by $2.6 million (416%) compared to the six months ended September 30, 2021. The increase was primarily attributable to the acquisitions mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report.

Following is a table detailing operating income (loss) by segment during the six months ended September 30, 2022 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2022	2021
Overnight Air Cargo	$1,922	$1,589	$333
Ground Equipment Sales	$2,029	$1,465	564
Commercial Jet Engines and Parts	$2,870	$1,664	1,206
Corporate and Other	(5,809)	(4,019)	(1,790)
	$1,012	$699	$313
Consolidated operating income for the six months ended September 30, 2022 was $1.0 million compared to an operating income of $0.7 million for the comparable six months of the prior year.
Operating income for the air cargo segment for the six months ended September 30, 2022 increased by $0.3 million versus the prior year comparable period primarily due to the revenue increase noted above.
The ground equipment sales segment operating income increased by $0.6 million to $2.0 million in the six-month period ended September 30, 2022 versus the prior year comparable period. This increase was primarily attributable to the revenue increase noted above.
The commercial jet engines and parts segment generated an operating income of $2.9 million in the current-year six month period compared to an operating income of $1.7 million in the prior-year six-month period. The change was primarily attributable to the increased component sales as well as engine sales at AirCo 1 as explained in the segment revenue discussion above.

The corporate and other segment's operating loss increased by $1.8 million to $5.8 million from the prior-year loss of $4.0 million primarily driven by higher benefits cost for the six months ended September 30, 2022.
Following is a table detailing non-operating income (loss) during the six months ended September 30, 2022 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2022	2021
Interest expense	(3,818)	(2,105)	$(1,713)
Income from equity method investments	798	97	701
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	—	8,331	(8,331)
Other	(509)	1,340	(1,849)
	(3,529)	7,663	$(11,192)
The Company had a net non-operating loss of $3.5 million for the six months ended September 30, 2022 compared to a net non-operating income of $7.7 million in the prior-year six-month period. The decrease was primarily attributable to the $8.3 million gain recognized on the SBA's forgiveness of the Company's PPP loan and a $0.5 million gain on the liquidation of Delphax France, a subsidiary of Delphax Technologies, Inc. in the prior year. In the current year, the Company incurred $1.7 million higher interest expense due to having more outstanding TruPs shares and more indebtedness at Contrail. In addition, the Company recorded a $0.2 million unrealized loss due to fair value adjustments on our marketable investments in the current year compared to prior year's $0.6 million unrealized gain. The decrease was partially offset by $0.7 million higher net income from equity method investments in the current year compared to the prior year.
During the six-month period ended September 30, 2022, the Company recorded global income tax benefit of $0.4 million at an effective tax rate of 15.1%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the six-month period ended September 30, 2022 were the change in valuation allowance related to Delphax and other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.
During the six-month period ended September 30, 2021, the Company recorded $33.0 thousand in income tax benefit which resulted in an effective tax rate of 0.4%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2021 were the changes in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended September 30, 2022.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.
Supply Chain and Inflation

The Company continues to monitor a wide range of health, safety, and regulatory matters related to the COVID-19 pandemic including its impact on our business operations. In particular, supply chain disruptions have impacted product availability and costs across all markets including the aviation industry in which our company operates. Additionally, the United States is experiencing workforce shortages and increasing inflation which has created a competitive wage environment. Thus far, the direct impact of these items on our businesses has not been material. However, ongoing or future disruptions to consumer demand, our supply chain, product pricing inflation, our ability to attract and retain employees, or our ability to procure products and fulfill orders, could negatively impact the Company’s operations and financial results in a material manner. We continue to look for proactive ways to mitigate potential impacts of supply chain disruptions at our businesses.
Liquidity and Capital Resources
As of September 30, 2022, the Company held approximately $9.5 million in cash and cash equivalents and restricted cash, $2.0 million of which related to restricted cash collateralized held for three opportunity zone investments made by the Company - Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC (the "Opportunity Zone Funds"), each a Minnesota limited liability company and a subsidiary of the Company. The Company also held $1.6 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $0.8 million of marketable securities and an aggregate of approximately $19.0 million in available funds under its lines of credit as of September 30, 2022.
As of September 30, 2022, the Company’s working capital amounted to $73.4 million, a decrease of $24.0 million compared to March 31, 2022 primarily driven by the increase in current portion of long-term debt as the revolving lines of credit at Air T with MBT and Contrail with ONB become due within a year.

As mentioned in Note 12 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on June 9, 2022, the Company, Jet Yard and MBT entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment”) and a related Overline Note (“Overline Note”) in the original principal amount of $5.0 million. The Amendment and Note memorialize an increase to the amount that may be drawn by the Company on the MBT revolving credit agreement from $17.0 million to $22.0 million. As of September 30, 2022, the unused commitment of the Overline Note was $4.1 million and no unused commitment on the MBT Revolver. The total amount of borrowings under the facility as revised is now the Company’s calculated borrowing base or $22.0 million. The borrowing base calculation methodology remains unchanged.

As mentioned in Note 9 and Note 12 of Notes to Condensed Consolidated Financial Statements of this report, on September 30, 2022, the Company executed a promissory note payable to CCI for $2.0 million that bears interest at 10% per annum and matures on December 30, 2022. The note may be prepaid at any time without penalty. The note is subordinate and junior to any and all indebtedness of the Company to MBT.

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

As mentioned in Note 15 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on May 5, 2021, the Company formed an aircraft asset management business called CAM and an aircraft capital joint venture called CJVII. The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII targets investments in current generation narrow-body aircraft and engines, building on Contrail Aviation’s origination and asset management expertise. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of September 30, 2022, CAM's remaining capital commitments are approximately $0.8 million from the Company and $17.3 million from MRC. CJVII was initially capitalized with up to $408.0 million of equity from the Company and three institutional investor partners, consisting of $108.0 million in initial commitments and $300.0 million in upsize capacity, contingent on underwriting and transaction appeal. As of the date of this filing, $104.4 million of capital has been deployed to CJVII. The timing of the remaining capital commitment is not yet known at this time.

The revolving lines of credit at Air T with MBT and Contrail with ONB have a due date or expire within the next twelve months. We are currently seeking to refinance these obligations prior to their respective maturity dates; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance these obligations, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

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

Cash Flows
Following is a table of changes in cash flow for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021
Net Cash Used in Operating Activities	(13,946)	(22,753)
Net Cash Used in Investing Activities	(1,776)	(2,376)
Net Cash Provided by Financing Activities	16,757	15,425
Effect of foreign currency exchange rates on cash and cash equivalents	62	51
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,097	(9,653)
Net cash used in operating activities was $13.9 million for the six-month period ended September 30, 2022 compared to net cash used in operating activities of $22.8 million in the prior year six-month period, resulting in an overall decrease of $8.9 million period over period. The change in net cash used in operating activities was primarily driven by a net increase in cash provided by receivables of $7.7 million due to increased sales in the current period and lower payables and accrued expenses of $5.0 million, mostly attributable to timing of payroll, bonus, and health insurance payments. Those changes are partially offset by a $4.0 million net increase in cash used to purchase inventories at Contrail and AirCo.
Net cash used in investing activities for the six-month period ended September 30, 2022 was $1.8 million compared to net cash used in investing activities of $2.4 million in the prior-year period. The decrease in cash usage in investing activities was primarily driven by higher distributions received from equity method investments and less cash spent on purchases of intangible assets in the current year compared to the prior year.
Net cash provided by financing activities for the six-month period ended September 30, 2022 was $16.8 million compared to net cash provided by financing activities of $15.4 million in the prior-year period. The increase was primarily driven by higher net cash proceeds from the Company's term loans and revolving lines of credit, partially offset by issuance of TruPs in the prior quarter that did not recur in the current quarter.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0.4 million and $18.0 thousand for the three months ended September 30, 2022 and 2021, respectively.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three months ended		Six months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Operating income	$179	$704	$1,012	$699
Depreciation and amortization (excluding leased engines depreciation)	645	304	1,252	584
Asset impairment, restructuring or impairment charges	1,488	—	1,536	—
(Gain) Loss on disposition of assets	(1)	—	(2)	3
Security expenses	19	60	34	65
Adjusted EBITDA	$2,330	$1,068	$3,832	$1,351

Included in the asset impairment, restructuring or impairment charges for the three months ended September 30, 2022 was a write-down of $1.0 million on the commercial jet engines and parts segment's inventory. Also included in that number is an impairment charge of $0.3 million related to previously capitalized costs on a software project that was deemed no longer probable to be completed and placed in service.

The table below provides Adjusted EBITDA by segment for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three months ended		Six months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Overnight Air Cargo	$1,204	$871	$2,300	$1,617
Ground Equipment Sales	1,933	74	2,124	1,531
Commercial Jet Engines and Parts	979	2,098	4,248	2,024
Corporate and Other	(1,786)	(1,975)	(4,840)	(3,821)
Adjusted EBITDA	$2,330	$1,068	$3,832	$1,351

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

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2022. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases during the quarter ended September 30, 2022 are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	—	$—	188,745	923,507
August 1 - August 31, 2022	2,261	$17.18	191,006	921,246
September 1 - September 30, 2022	17,159	$18.17	208,165	904,087
	19,420

Item 5.    Other information

(a) Other Information

Item 1.01 Entry into a Material Definitive Agreement

On November 8, 2022, Contrail entered into the Second Amendment to Master Loan Agreement with ONB. The Amendment amends the Master Loan Agreement dated as of June 24, 2019, as amended.

The principal revisions made in the Amendment are: (i) the tangible net worth covenant was revised to require that Contrail maintain a tangible net worth of at least $12.0 million at all times prior to March 31, 2024 and $15.0 million at all times on or following March 31, 2024; and, (ii) that all proceeds from certain asset sales during the period beginning on October 1, 2022 and ending on March 31, 2023 be applied as prepayments on Term Loan G. The effectiveness of the Amendment is conditioned on Contrail executing a Collateral Assignment of two Aircraft Engine Lease Agreements. The form of Collateral Assignment is attached as an exhibit to the Amendment.

The foregoing summary of the terms of the Amendment is qualified in its entirety by reference to the form of Second Amendment to Master Loan Agreement with Exhibit filed as Exhibit 10.2 herewith, which is incorporated herein by reference.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

To the extent required by Item 2.03 of Form 8-K, the information contained in Item 1.01 is incorporated by reference into this Item 2.03.

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1	Form Promissory Note dated September 30, 2022, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 4, 2022 (Commission file No. 001-35476).

10.2	Second Amendment to Master Loan Agreement, dated November 10,2022 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank.

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: November 10, 2022
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer