Form 10-Q
period 2022-12-31
AIR T INC
filed 2023-02-10
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2022
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at January 31, 2023	2,819,660

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except income (loss) per share number)	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating Revenues:
Overnight air cargo	$21,831	$18,248	$64,464	$55,946
Ground equipment sales	16,147	15,232	39,981	32,603
Commercial jet engines and parts	21,736	11,392	63,577	35,902
Corporate and other	1,682	561	4,924	1,189
	61,396	45,433	172,946	125,640

Operating Expenses:
Overnight air cargo	19,174	16,209	56,696	49,506
Ground equipment sales	13,492	11,988	32,362	25,550
Commercial jet engines and parts	15,357	7,601	43,685	22,707
General and administrative	11,503	8,995	33,900	25,776
Depreciation and amortization	1,097	442	2,984	1,146
Inventory write-down	638	173	1,658	228
Asset impairment	—	—	516	—
(Gain) Loss on sale of property and equipment	—	—	(2)	3
	61,261	45,408	171,799	124,916

Operating Income	135	25	1,147	724

Non-operating (Expense) Income:
Interest expense	(2,204)	(1,236)	(6,021)	(3,341)
Income from equity method investments	2,118	99	2,917	197
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	—	—	—	8,331
Other-than-temporary impairment loss on investments	—	(348)	—	(348)
Other	(97)	(11)	(608)	1,329
	(183)	(1,496)	(3,712)	6,168

(Loss) Income before income taxes	(48)	(1,471)	(2,565)	6,892

Income Taxes Benefit	(156)	(282)	(536)	(249)

Net Income (Loss)	108	(1,189)	(2,029)	7,141

Net Income Attributable to Non-controlling Interests	$(698)	$(73)	$(1,226)	$(559)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(590)	$(1,262)	$(3,255)	$6,582

(Loss) Income per share (Note 6)
Basic	$(0.21)	$(0.44)	$(1.14)	$2.28
Diluted	$(0.21)	$(0.44)	$(1.14)	$2.28

Weighted Average Shares Outstanding:
Basic	2,836	2,882	2,855	2,882
Diluted	2,836	2,882	2,855	2,893
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In Thousands)	2022	2021	2022	2021
Net Income (Loss)	$108	$(1,189)	$(2,029)	$7,141
Foreign currency translation income (loss)	775	19	(360)	73
Unrealized (loss) gain on interest rate swaps	(61)	(20)	1,371	37
Reclassification of interest rate swaps into earnings	18	22	52	19
Total Other Comprehensive Income	732	21	1,063	129
Total Comprehensive Income (Loss)	840	(1,168)	(966)	7,270
Comprehensive Income Attributable to Non-controlling Interests	(698)	(73)	(1,226)	(559)
Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$142	$(1,241)	$(2,192)	$6,711
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2022	March 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,753	$5,616
Marketable securities	622	859
Restricted cash	1,757	2,752
Restricted investments	1,496	1,691
Accounts receivable, net of allowance for doubtful accounts of $1,121 and $1,368	14,995	19,684
Income tax receivable	3,013	3,230
Inventories, net	86,218	75,167
Employee Retention Credit receivable	6,683	9,138
Other current assets	11,559	10,106
Total Current Assets	131,096	128,243

Assets on lease or held for lease, net of accumulated depreciation of $1,205 and $780	12,877	14,509
Property and equipment, net of accumulated depreciation of $6,345 and $5,405	21,252	21,212
Intangible assets, net of accumulated amortization of $3,862 and $2,947	11,178	13,260
Right-of-use ("ROU") assets	6,391	7,354
Equity method investments	14,746	9,864
Goodwill	10,414	10,126
Other assets	4,407	3,031
Total Assets	212,361	207,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	9,287	9,397
Income tax payable	207	194
Accrued expenses and other (Note 4)	14,940	13,391
Current portion of long-term debt	42,260	6,482
Short-term lease liability	1,251	1,443
Total Current Liabilities	67,945	30,907

Long-term debt	99,624	129,326
Deferred income tax liabilities, net	3,085	2,812
Long-term lease liability	5,925	6,734
Other non-current liabilities	1,267	1,342
Total Liabilities	177,846	171,121

Redeemable non-controlling interest	12,063	10,761

Commitments and contingencies (Note 16)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,026,495 and 3,022,745 shares issued, 2,821,996 and 2,866,418 shares outstanding	757	756
Treasury stock, 204,499 shares at $19.54 and 156,327 shares at $19.20	(3,995)	(3,002)
Additional paid-in capital	650	393
Retained earnings	23,153	26,729
Accumulated other comprehensive income (loss)	800	(263)
Total Air T, Inc. Stockholders' Equity	21,365	24,613
Non-controlling Interests	1,087	1,104
Total Equity	22,452	25,717
Total Liabilities and Equity	$212,361	$207,599
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Nine Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,029)	$7,141
Adjustments to reconcile Net (Loss) Income to net cash provided by operating activities:
Depreciation and amortization	2,984	1,146
Gain on forgiveness of PPP loan	—	(8,331)
Income from equity method of investments	(2,917)	(197)
Inventory write-down	1,658	228
Asset impairment	516	—
Other	614	(256)
Change in operating assets and liabilities:
Accounts receivable	4,936	(4,378)
Inventories	(12,469)	(8,593)
Accounts payable	(109)	(379)
Accrued expenses	1,447	(3,247)
Other	1,554	(2,824)
Net cash used in operating activities	(3,815)	(19,690)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(2,609)	(4,461)
Acquisition of assets	—	(13,408)
Capital expenditures related to property & equipment	(1,008)	(1,205)
Capital expenditures related to assets on lease or held for lease	(29)	—
Other	556	(472)
Net cash used in investing activities	(3,090)	(19,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	102,015	59,247
Payments on lines of credit	(91,865)	(54,063)
Proceeds from term loan	8,177	16,080
Payments on term loan	(12,300)	(2,909)
Proceeds received from issuance of Trust Preferred Securities ("TruPs")	—	10,671
Other	(1,161)	53
Net cash provided by financing activities	4,866	29,079
Effect of foreign currency exchange rates on cash and cash equivalents	181	69
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,858)	(10,088)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,368	15,927
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,510	$5,839
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	3,023	$756	141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

Net income*	—	—	—	—	—	289	—	153	442

Foreign currency translation loss	—	—	—	—	—	—	(49)	—	(49)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	—	(238)	—	—	(238)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	11	—	11

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(1)	—	(1)

Balance, June 30, 2021	3,023	756	141	(2,617)	$—	16,321	$(723)	1,142	$14,879

Net income (loss)*	—	—	—	—	—	7,555	—	(12)	7,543

Stock compensation expense	—	—	—	—	236	—	—	—	236

Foreign currency translation gain	—	—	—	—	—	—	103	—	103

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	—	183	—	—	183

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	46	—	46

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(2)	—	(2)

Balance, September 30, 2021	3,023	756	141	(2,617)	$236	24,059	$(576)	1,130	$22,988

Net loss*	—	—	—	—	—	(1,262)	—	(17)	(1,279)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation gain	—	—	—	—	—	—	19	—	19

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	—	(514)	—	—	(514)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(20)	—	(20)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	22	—	22

Balance, December 31, 2021	3,023	$756	141	$(2,617)	$315	$22,283	$(555)	$1,113	$21,295

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

Net loss*	—	—	—	—	—	(1,433)	—	(6)	(1,439)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(529)	—	(529)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	926	—	—	926

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	475	—	475

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, June 30, 2022	3,023	756	156	(3,002)	$472	26,222	$(300)	1,098	$25,246

Net loss*	—	—	—	—	—	(1,232)	—	(4)	(1,236)

Repurchase of common stock	—	—	19	(351)	—	—	—	—	(351)

Exercise of stock options	3	1	—	—	20	—	—	—	21

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(606)	—	(606)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(188)	—	—	(188)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	957	—	957

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, September 30, 2022	3,026	757	175	(3,353)	$571	24,802	$68	1,094	$23,939

Net loss*	—	—	—	—	—	(590)	—	(7)	(597)

Repurchase of common stock	—	—	29	(642)	—	—	—	—	(642)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation gain	—	—	—	—	—	—	775	—	775

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(1,059)	—	—	(1,059)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(61)	—	(61)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	18	—	18

Balance, December 31, 2022	3,026	$757	204	$(3,995)	$650	$23,153	$800	$1,087	$22,452

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. The results of operations for the period ended December 31, 2022 are not necessarily indicative of the operating results for the full year.
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Impacts from Geopolitical, Macroeconomic, and COVID-19 Challenges

COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced a number of disruptions, and we experienced and continue to experience to a lesser degree a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Although many of the restrictions and other containment measures implemented by authorities in response to the COVID-19 pandemic have since been lifted or scaled back, we expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s condensed consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022; however, uncertainty over the ultimate direct and indirect impact COVID-19 will have on the global economy generally, and the Company’s businesses in particular, makes any estimates and assumptions as of December 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.
The war in Eastern Europe and related sanctions imposed on Russia and related actors and other macroeconomic factors have resulted in interest rate acceleration and in inflation, including, but not limited to, a significant increase in the price of commodities. These factors may negatively impact our businesses at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of these activities and macroeconomic factors. We continue to evaluate the long-term impact that these may have on our business model, however there can be no assurance that the measures we have taken or will take will completely offset any negative impact.

Liquidity
The Contrail Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth of $12.0 million. The Company is in compliance with such financial covenants as of December 31, 2022. However, management is forecasting that the Company will be in violation of the debt service coverage ratio during the twelve-month period subsequent to the date of this filing, primarily because the first principal payment of its Main Street loan ("Term Note G - ONB") becomes due in November 2023. Non-compliance with a debt covenant that is not subsequently cured gives Old National Bank ("ONB") the right to accelerate the maturity of the Contrail Credit Agreement and declare the entire amount of Contrail’s outstanding debt at the time of non-compliance immediately due and payable and exercise its remedies with respect to the collateral that secures the debt. Should ONB accelerate the maturity of the Contrail Credit Agreement, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt in the event of default.

In response to these conditions, Contrail management is currently in discussion with ONB to obtain a waiver to its financial covenants, to seek to revise the financing documents and/or to secure alternative financing to avoid an event of non-compliance. However, these plans have not been finalized and there is no assurance that management will be able to execute these plans.

The obligations of Contrail under the Contrail Credit Agreement are also guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with other lenders. If Contrail were to cease operations, management believes the Company, along with the rest of its businesses, will continue to operate, given the maximum guarantee of Contrail’s obligations of $1.6 million, plus costs of collection.

As a result, management believes it is probable that the cash on hand and current financings, net cash provided by operations from its remaining operating segments, together with amounts available under our current revolving lines of credit, as amended, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. Management has concluded that the plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.
Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU 2022-06- Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the implementation deadline of Topic 848 from December 31, 2022, to December 31, 2024. The Company is currently evaluating the impact of this amendment on our contracts, hedging relationships, and other transactions affected by reference rate reform.

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
$13,408

GdW Beheer B.V.
On February 10, 2022, the Company acquired GdW, a Dutch holding company in the business of providing global aviation data and information. The acquisition was completed through a wholly-owned subsidiary of the Company, Air T Acquisition 22.1, LLC ("Air T Acquisition 22.1"), a Minnesota limited liability company, through its Dutch subsidiary, Shanwick, and was funded with cash, investment by executive management of the underlying business, and the loans described in Note 12. As part of the transaction, the executive management of the underlying business purchased 30.0% of Shanwick. Air T Acquisition 22.1 and its consolidated subsidiaries are included within the Corporate and other segment.

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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Product Sales
Air Cargo	$6,416	$5,493	$20,303	$17,680
Ground equipment sales	15,909	14,674	39,125	31,600
Commercial jet engines and parts	18,515	9,379	54,545	29,827
Corporate and other	112	85	247	199
Support Services
Air Cargo	15,399	12,734	43,979	38,228
Ground equipment sales	96	173	396	306
Commercial jet engines and parts	2,428	1,686	6,958	5,342
Corporate and other	1,157	72	3,155	189
Leasing Revenue
Air Cargo	—	—	—	—
Ground equipment sales	42	141	115	219
Commercial jet engines and parts	729	298	1,939	642
Corporate and other	353	145	1,223	221
Other
Air Cargo	16	21	182	38
Ground equipment sales	100	244	345	478
Commercial jet engines and parts	64	29	135	91
Corporate and other	60	259	299	580

Total	$61,396	$45,433	$172,946	$125,640
See Note 14 for the Company's disaggregated revenues by geographic region and Note 15 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred income and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2022 and December 31, 2022 and the amount of contract liabilities as of April 1, 2022 that were recognized as revenue during the nine-month period ended December 31, 2022 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2022 Recognized as Revenue
As of December 31, 2022	$6,306
As of April 1, 2022	$4,727
For the nine months ended December 31, 2022		$3,952

4.     Accrued Expenses and Other

(in thousands)	December 31, 2022	March 31, 2022

Salaries, wages and related items	$4,598	$4,232
Profit sharing and bonus	1,010	1,365
Other Deposits	4,585	2,948
Other	4,747	4,846
Total	$14,940	$13,391

5.    Income Taxes

During the three-month period ended December 31, 2022, the Company recorded global income tax benefit of $0.2 million at an effective tax rate of 325.0%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax") and other capital losses, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), the foreign rate differentials between the federal and foreign tax rates for Air T’s ownership of foreign operations in Puerto Rico, the Netherlands, and Singapore, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the three-month period ended December 31, 2021, the Company recorded $0.3 million in income tax expense at an ETR of 19.2%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2021 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the nine-month period ended December 31, 2022, the Company recorded global income tax benefit of $0.5 million at an effective tax rate of 20.9%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2022 were the change in valuation allowance related to Delphax and other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the foreign rate differentials between the federal and foreign tax rates for Air T’s ownership of foreign operations in Puerto Rico, the Netherlands, and Singapore, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the nine-month period ended December 31, 2021, the Company recorded $0.2 million in income tax expense at an effective rate of (3.6)%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2021 were the change in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.

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
During the three months ended September 30, 2022, 3,750 options were exercised under the Air T's 2012 Stock Option Plan at $5.75 per share, which was disclosed within our condensed consolidated statement of equity. 7,500 unexpired options remain outstanding under this plan as of December 31, 2022.
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$108	$(1,189)	$(2,029)	$7,141
Net income attributable to non-controlling interests	(698)	(73)	(1,226)	(559)
Net (loss) income attributable to Air T, Inc. Stockholders	$(590)	$(1,262)	$(3,255)	$6,582
(Loss) Income per share:
Basic	$(0.21)	$(0.44)	$(1.14)	$2.28
Diluted	$(0.21)	$(0.44)	$(1.14)	$2.28
Antidilutive shares excluded from computation of (loss) income per share	5	11	5	—

Weighted Average Shares Outstanding:
Basic	2,836	2,882	2,855	2,882
Diluted	2,836	2,882	2,855	2,893

7.    Intangible Assets and Goodwill
Intangible assets as of December 31, 2022 and March 31, 2022 consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$534	$(415)	$119
Internally developed software	3,624	(377)	3,247
In-place lease and other intangibles	1,094	(194)	900
Customer relationships	7,235	(704)	6,531
Patents	1,112	(1,104)	8
Other	1,414	(1,068)	346
	15,013	(3,862)	11,151
In-process software	27	—	27
Intangible assets, total	$15,040	$(3,862)	$11,178

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$447	$(386)	$61
Internally developed software	4,112	(139)	3,973
In-place lease and other intangibles	1,108	(63)	1,045
Customer relationships	7,694	(339)	7,355
Patents	1,112	(1,101)	11
Other	1,391	(919)	472
	15,864	(2,947)	12,917
In-process software	343	—	343
Intangible assets, total	$16,207	$(2,947)	$13,260
During the quarter ended September 30, 2022, the Company impaired $0.3 million of previously capitalized costs related to a software project that was deemed no longer probable to be completed and placed in service.
Based on the intangible assets recorded at December 31, 2022 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2023 (excluding the nine months ended December 31, 2022)	$299
2024	1,117
2025	1,046
2026	963
2027	908
2028	860
Thereafter	5,958
$11,151
The carrying amount of goodwill as of December 31, 2022 and March 31, 2022 was $10.4 million and $10.1 million, respectively. The change from March 31, 2022 to December 31, 2022 was due to foreign exchange translation. There was no impairment on goodwill during the nine months ended December 31, 2022.

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
For the swaps related to Air T Term Note D and Contrail - Term Note G, the effective portion of changes in the fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transactions affect earnings. The interest rate swaps are considered Level 2 fair value measurements. As of December 31, 2022 and March 31, 2022, the fair value of these interest-rate swap contracts was an asset of $2.9 million and $0.9 million, respectively, which is included within other assets in the condensed consolidated balance sheets. During the three and nine months ended December 31, 2022, the Company recorded a loss of approximately $0.1 million and gain of $1.4 million, net of tax, respectively. During the three and nine months ended December 31, 2021, the Company recorded a loss of approximately $20.0 thousand and a gain of $37.0 thousand, net of tax, respectively. These gains and losses are included in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of these instruments.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the three months ended December 31, 2022, related to these derivative instruments, the Company had no gross gain and a gross loss aggregating to $0.1 million. During the nine months ended December 31, 2022, the Company had a gross gain aggregating to $46.0 thousand and a gross loss aggregating to $0.1 million. During the three and nine months ended December 31, 2021, the Company did not record any gain or loss related to derivative instruments.
The following table presents these derivative instruments at fair value in the condensed consolidated balance sheets as of December 31, 2022 and March 31, 2022 (in thousands):

(In thousands)	December 31, 2022	March 31, 2022
Assets:
Exchange-traded options & futures
Other current assets	$484	$—
Total assets	484	—
Liabilities:
Exchange-traded options & futures
Accrued Expenses and other	41	—
Total liabilities	$41	$—

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets and are therefore, considered Level 1 fair value measurements. During the three months ended December 31, 2022, the Company had a gross unrealized gain aggregating to $0.3 million and a gross unrealized loss aggregating to $0.5 million. During the nine months ended December 31, 2022, the Company had a gross unrealized gain aggregating to $0.3 million and a gross unrealized loss aggregating to $0.8 million. During the three months ended December 31, 2021, the Company had a gross unrealized gain aggregating to $1.7 million and a gross unrealized loss aggregating to $1.9 million. During the nine months ended December 31, 2021, the Company had a gross unrealized gain aggregating to $2.5 million and a gross unrealized loss aggregating to $2.1 million. These unrealized gains and losses are included in other income (loss) on the condensed consolidated statement of income (loss).

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under its margin account.

9.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. - NASDAQ: ISIG (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of December 31, 2022, the number of Insignia's shares owned by the Company was 0.5 million, representing approximately 27.3% of the outstanding shares. During the fiscal year ended March 31, 2021, due to loss attributions and impairments taken in prior fiscal years, the Company's net investment basis in Insignia was reduced to $0. On August 23, 2021, Insignia restated its 10-K for the fiscal year ended December 31, 2020 and its 10-Q for the quarter ended March 31, 2021. The Company evaluated these restatements and determined that they would not result in any additional impact on the Company's condensed consolidated financial statements. During the three months ended September 30, 2022, Insignia recorded net income of $11.8 million, which was primarily driven by a gain on litigation settlement of $12.0 million. As a result, during the three months ended December 31, 2022, the Company's share of Insignia's net income for three months ended September 30, 2022 was $3.2 million. The Company applied $1.4 million to offset the cumulative value of unrecorded share of losses, resulting in net income recognition of $1.8 million.
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded income of $0.3 million and $1.0 million as its share of CCI's net income for the three and nine months ended December 31, 2022, along with a basis difference adjustment of $12.0 thousand and $37.0 thousand, respectively. The Company's net investment basis in CCI is $3.4 million as of December 31, 2022. During the quarter ended December 31, 2022, the Company also paid off the $2.0 million promissory note payable to CCI. See Note 12.
Summarized unaudited financial information for the Company's equity method investees for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$37,532	$29,408	$111,522	$87,396
Gross Profit	4,045	1,256	13,210	3,160
Operating income (loss)	13,382	(1,339)	17,172	(6,544)
Net income (loss)	13,375	(1,434)	16,180	(5,847)
Net income (loss) attributable to Air T, Inc. stockholders	$2,183	$(110)	$2,926	$(678)

10.    Inventories
Inventories consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Overnight air cargo	$28	$28
Ground equipment manufacturing:
Raw materials	6,258	4,688
Work in process	1,549	2,437
Finished goods	6,254	9,264
Corporate and other:
Raw materials	720	705
Finished goods	727	728
Commercial jet engines and parts:
Whole engines available for sale or tear-down	6,703	15,403
Parts	68,328	45,036
Total inventories	90,567	78,289
Reserves	(4,349)	(3,122)
Total inventories, net of reserves	$86,218	$75,167

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
The components of lease cost for the three and nine months ended December 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease cost	$537	$499	$1,529	$1,366
Short-term lease cost	193	325	564	983
Variable lease cost	140	174	415	464
Total lease cost	$870	$998	$2,508	$2,813
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of December 31, 2022 and March 31, 2022 were as follows (in thousands):

	December 31, 2022	March 31, 2022
Operating leases
Operating lease ROU assets	$6,391	$7,354
Operating lease liabilities	$7,176	$8,177

Weighted-average remaining lease term
Operating leases	13 years, 11 months	13 years, 5 months

Weighted-average discount rate
Operating leases	4.37%	4.33%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of December 31, 2022 are as follows (in thousands):

Operating Leases
2023 (excluding the nine months ended December 31, 2022)	$431
2024	1,438
2025	1,139
2026	870
2027	704
2028	273
Thereafter	5,028
Total undiscounted lease payments	9,883
Less: Interest	(2,275)
Less: Discount	(432)
Total lease liabilities	$7,176

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at December 31, 2022 and March 31, 2022, respectively.
On June 9, 2022, the Company, Jet Yard and MBT entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment”) and a related Overline Note (“Overline Note”) in the original principal amount of $5.0 million. The Amendment and Note memorialize an increase to the amount that may be drawn by the Company on the MBT revolving credit agreement from $17.0 million to $22.0 million. As of December 31, 2022, the unused commitment on the Overline Note and the MBT revolver was $5.0 million and $8.2 million, respectively. The total amount of borrowings under the facility as revised is now the Company’s calculated borrowing base or $22.0 million. The borrowing base calculation methodology remains unchanged.

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

The Overline loan and commitment mature on the earlier of March 31, 2023 or the date on which the Company receives all funds from the Company’s Employee Retention Credit ("ERC") application (estimated at approximately $9.1 million) filed on or about January 24, 2022 plus the full receipt of the Company’s carryback tax refund for the year (estimated at approximately $2.6 million) filed on or about August 19, 2021. Both were applied for under different components of the CARES Act. As of December 31, 2022, the Company has received $2.5 million of the ERC and $1.2 million of the carryback tax refunds. It is not possible to estimate when, or if, the remainder of these funds may be received.

Each of the Company subsidiaries that has guaranteed the MBT revolving facility executed a guaranty acknowledgment in which they agreed to guaranty the Overline Loan and acknowledged, among other things, that the Overline Loan would not impair the lenders rights under the previously executed guaranty or security agreement.

On September 30, 2022, the Company executed a promissory note payable to CCI ("Promissory Note - CCI") for $2.0 million that bears interest at 10.00% per annum and matured on December 30, 2022. As of December 31, 2022, this note has been repaid without penalty.
On November 8, 2022, Contrail entered into the Second Amendment to Master Loan Agreement (the “Amendment”) with ONB. The Amendment amends the Master Loan Agreement dated as of June 24, 2019, as amended. The principal revisions made in the Amendment are: (i) the tangible net worth covenant was revised to require that Contrail maintain a tangible net worth of at least $12.0 million at all times prior to March 31, 2024 and $15.0 million at all times on or following March 31, 2024; and, (ii) that all proceeds from certain asset sales during the period beginning on October 1, 2022 and ending on March 31, 2023 be applied as prepayments on Term Loan G. Contrail executed a Collateral Assignment of two Aircraft engines in connection with the Amendment.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries as of December 31, 2022:

(In Thousands)	December 31, 2022	March 31, 2022	Maturity Date	Interest Rate	Unused commitments at December 31, 2022
Air T Debt
Revolver - MBT	$8,843	$10,969	8/31/2023	Greater of 2.50% or Prime - 1.00%	$8,157
Overline Note - MBT	—	—	3/31/2023[1]	Greater of 2.50% or Prime + 0.50%	$5,000
Term Note A - MBT	7,961	8,542	8/31/2031	3.42%
Term Note B - MBT	2,809	3,014	8/31/2031	3.42%
Term Note D - MBT	1,355	1,405	1/1/2028	1-month LIBOR + 2.00%
Promissory Note - CCI	—	—	12/30/2022[2]	10.00%
Term Note E - MBT	1,317	2,316	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Debt - Trust Preferred Securities	25,594	25,567	6/7/2049	8.00%
Total	47,879	51,813

AirCo 1 Debt
Term Loan - Park State Bank	6,393	6,393	12/11/2025	3-month LIBOR + 3.00%
Total	6,393	6,393

Jet Yard Debt
Term Loan - MBT	1,869	1,943	8/31/2031	4.14%
Total	1,869	1,943

Contrail Debt
Revolver - Old National Bank ("ONB")	16,119	3,843	9/5/2023	1-month LIBOR + 3.45%	$8,881
Term Loan G - ONB	44,918	44,918	11/24/2025	1-month LIBOR + 3.00%
Term Loan H - ONB	7,150	8,698	8/18/2023	Wall Street Journal (WSJ) Prime Rate + 0.75%
Total	68,187	57,459

Delphax Solutions Debt
Canadian Emergency Business Account Loan	30	32	12/31/2025	5.00%
Total	30	32

Wolfe Lake Debt
Term Loan - Bridgewater	9,651	9,837	12/2/2031	3.65%
Total	9,651	9,837

Air T Acquisition 22.1
Term Loan - Bridgewater	5,000	5,000	2/8/2027	4.00%
Term Loan A - ING	2,720	3,341	2/1/2027	3.50%
Term Loan B - ING	1,067	1,114	5/1/2027	4.00%
Total	8,787	9,455

Total Debt	142,796	136,932

Less: Unamortized Debt Issuance Costs	(912)	(1,124)
Total Debt, net	$141,884	$135,808
1 Earlier of 3/31/23 or the date on which Air T has received the payment from the federal income tax refunds in the amount of approximately $2.6 million and Employee Retention Tax Credits in an amount not less than $9.1 million. As of December 31, 2022, the Company has received $2.5 million of the ERC and $1.2 million of the federal income tax refunds.
2 On September 30, 2022, the Company executed a promissory note payable to CCI for $2.0 million. As of December 31, 2022, this note has been repaid.
At December 31, 2022, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
December 31, 2023	$42,260
December 31, 2024	10,198
December 31, 2025	40,416
December 31, 2026	2,812
December 31, 2027	6,976
Thereafter	40,134
142,796
Less: Unamortized Debt Issuance Costs	(912)
$141,884

During the third quarter ended December 31, 2022, the Company did not sell any TruPs. The amount outstanding on the Company's Debt - Trust Preferred Securities is $25.6 million as of December 31, 2022.

13.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the three months ended December 31, 2022, the Company repurchased 28,752 shares at an aggregate cost of $0.6 million. All of these repurchased shares were recorded as treasury shares as of December 31, 2022.

14.    Geographical Information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of December 31, 2022 and March 31, 2022 (in thousands):

	December 31, 2022	March 31, 2022
United States	$21,241	$34,067
Foreign	12,888	1,654
Total tangible long-lived assets, net	$34,129	$35,721

The Company's tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent engines and aircraft on lease at December 31, 2022. The net book value located within each individual country at December 31, 2022 and March 31, 2022 is listed below (in thousands):

	December 31, 2022	March 31, 2022
Lithuania	$12,820	$—
Macau	—	1,351
Other	68	303
Total tangible long-lived assets, net	$12,888	$1,654

Total revenue, in and outside the United States, is summarized in the following table for the nine months ended December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
United States	$143,433	$109,261
Foreign	29,513	16,379
Total revenue	$172,946	$125,640

15.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$21,831	$18,248	$64,464	$55,694
International	—	—	—	252
Total Overnight Air Cargo	21,831	18,248	64,464	55,946
Ground Equipment Sales:
Domestic	16,009	12,835	34,830	26,991
International	138	2,397	5,151	5,612
Total Ground Equipment Sales	16,147	15,232	39,981	32,603
Commercial Jet Engines and Parts:
Domestic	13,704	8,426	42,047	25,656
International	8,032	2,966	21,530	10,246
Total Commercial Jet Engines and Parts	21,736	11,392	63,577	35,902
Corporate and Other:
Domestic	565	456	2,092	920
International	1,117	105	2,832	269
Total Corporate and Other	1,682	561	4,924	1,189
Total	61,396	45,433	172,946	125,640

Operating Income (Loss):
Overnight Air Cargo	1,009	475	2,931	2,063
Ground Equipment Sales	1,093	1,463	3,122	2,929
Commercial Jet Engines and Parts	733	336	3,603	2,000
Corporate and Other	(2,700)	(2,249)	(8,509)	(6,268)
Total	135	25	1,147	724

Capital Expenditures:
Overnight Air Cargo	37	15	228	82
Ground Equipment Sales	16	97	32	114
Commercial Jet Engines and Parts	132	239	484	977
Corporate and Other	60	12	293	32
Total	245	363	1,037	1,205

Depreciation and Amortization:
Overnight Air Cargo	22	14	64	41
Ground Equipment Sales	35	81	130	145
Commercial Jet Engines and Parts	721	234	1,717	714
Corporate and Other	319	113	1,073	246
Total	$1,097	$442	$2,984	$1,146

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA by reportable segment for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31, 2022
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss)	$2,931	$3,122	$3,603	$(8,509)	$1,147
Depreciation and amortization (excluding leased engines depreciation)	64	130	543	1,073	1,810
Asset impairment, restructuring or impairment charges	337	—	1,658	179	2,174
(Gain) Loss on sale of property and equipment	(1)	—	(2)	1	(2)
Securities expenses	—	—	—	38	38
Adjusted EBITDA	$3,331	$3,252	$5,802	$(7,218)	$5,167

	Nine Months Ended December 31, 2021
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss)	$2,063	$2,929	$2,000	$(6,268)	$724
Depreciation and amortization (excluding leased engines depreciation)	41	144	524	247	956
Loss on sale of property and equipment	2	1	—	—	3
Securities expenses	—	—	—	215	215
Adjusted EBITDA	$2,106	$3,074	$2,524	$(5,806)	$1,898

16.    Commitments and Contingencies
Redeemable Non-controlling Interests
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller of Contrail (“Contrail Put/Call Option”). The Contrail Put/Call Option permits the Seller or the Company to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $7.7 million as of December 31, 2022. The change in the redemption value compared to March 31, 2022 is an increase of $0.5 million, which was driven by the increase in fair value of $0.3 million and net income attributable to non-controlling interest of $0.3 million, partially offset by distributions to non-controlling interest of $0.1 million.
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
On May 5, 2021, the Company formed an aircraft asset management business called Contrail Asset Management, LLC ("CAM"), and an aircraft capital joint venture called Contrail JV II LLC ("CJVII"). The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII targets investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. The Company and Mill Road Capital (“MRC”) agreed to become common members in CAM. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of December 31, 2022, CAM's remaining capital commitments are approximately $0.7 million from the Company and $16.0 million from MRC. In connection with the formation of CAM, MRC has a fixed price put option of $1.0 million to sell its common equity in CAM to the Company at each of the first 3 anniversary dates. At the later of (a) five years after execution of the agreement and (b) distributions to MRC per the waterfall equal to their capital contributions, the Company has a call option and MRC has a put option on the MRC common interests in CAM. If either party exercises the option, the exercise price will be fair market value if the Company pays in cash at closing or 112.5% of fair market value if the Company opts to pay in three equal annual installments after exercise. The Company recorded MRC's $1.0 million put option within "Other non-current liabilities" on our consolidated balance sheets.

In February 2022, in connection with the Company's acquisition of GdW, a consolidated subsidiary of Shanwick, the Company entered into a shareholder agreement with the 30.0% non-controlling interest owners of Shanwick, providing for the governance of and the terms of membership interests in Shanwick. The shareholder agreement includes the Shanwick Put/Call Option with regard to the 30.0% non-controlling interest. The non-controlling interest holders are the executive management of the underlying business. The Shanwick Put/Call Option grants the Company an option to purchase the 30.0% interest at the call option price that equals to the average EBIT over the 3 Financial Years prior to the exercise of the Call Option multiplied by 8. In addition, the Shanwick Put/Call Option also grants the non-controlling interest owners an option to require the Company to purchase from them their respective ownership interests at the Put Option price, that is equal to the average EBIT over the 3 Financial Years prior to the exercise of the Put Option multiplied by 7.5. The Call Option and the Put Option may be exercised at any time from the fifth anniversary of the shareholder agreement and then only at the end of each fiscal year of Air T ("Shanwick RNCI").

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is $4.4 million as of December 31, 2022, which was comprised of the following (in thousands):

Shanwick RNCI
Beginning Balance as of April 1, 2022	$3,583
Contribution from non-controlling members	—
Distribution to non-controlling members	(158)
Net income attributable to non-controlling interests	147
Redemption value adjustments	829
Ending Balance as of December 31, 2022	$4,401

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. As of December 31, 2022, options to purchase up to 293,400 shares are outstanding under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. For the three and nine months ended December 31, 2022, total compensation cost recognized under the Plan was $79.0 thousand and $0.2 million, respectively.

17.     Subsequent Events
On January 31, 2023, Air T entered into a new secured loan with MBT ("Term Note F"). The loan is in the principal amount of $1.0 million and bears a fluctuating annual rate of interest equal to the greater of (a) 6.00% or (b) the sum of (i) the Prime Rate plus (ii) 1.00%. The note obligates the Company to make monthly payments of principal in the amount of $17.0 thousand plus accrued interest commencing March 1, 2023. The loan matures on January 31, 2028.
In addition, the Company also entered into a promissory note agreement ("Seller's Note") with Worldwide Aviation LLC ("WASI") in the principal amount of $1.5 million. The note bears a fixed annual interest rate of 6.00% and matures on January 1, 2026.
The proceeds from Term Note F and Seller's Note, as well as additional cash of $0.6 million were used to acquire 100.0% interest in WASI, a Missouri-based company involved in the aircraft servicing business, on January 31, 2023.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2022, to and including December 31, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Results of Operations

Impacts from Geopolitical, Macroeconomic, and COVID-19 Challenges

We continue to be exposed to macroeconomic pressures as a result of the lingering impacts of the COVID-19 pandemic, supply chain challenges, foreign currency fluctuations, spikes in commodity prices and geopolitical challenges, including the war in Eastern

Europe. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain.
COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 but we still experienced disruptions, and we experienced and continue to experience to a lesser degree a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Our businesses may continue to generate reduced operating cash flow and may continue to operate at a loss from time to time during fiscal 2023. We expect that the impact of COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s condensed consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022; however, uncertainty over the ultimate direct and indirect impact COVID-19 will have on the global economy generally, and the Company’s businesses in particular, makes any estimates and assumptions as of December 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.
The war in Eastern Europe and related sanctions imposed on Russia and related actors and other macroeconomic factors have resulted in interest rate acceleration and inflation, including, but not limited to, a significant increase in the price of commodities. These factors may negatively impact our businesses at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of these activities. We continue to evaluate the long-term impact that these may have on our business model, however there can be no assurance that the measures we have taken or will take will completely offset the negative impact.

Third Quarter Fiscal 2023 Compared to Third Quarter Fiscal 2022
Consolidated revenue for the three-month period ended December 31, 2022 increased by $16.0 million (35.1%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2022	2021
Overnight Air Cargo	$21,831	$18,248	$3,583	19.6%
Ground Equipment Sales	16,147	15,232	915	6.0%
Commercial Jet Engines and Parts	21,736	11,392	10,344	90.8%
Corporate and Other	1,682	561	1,121	199.8%
	$61,396	$45,433	$15,963	35.1%
Revenues from the air cargo segment for the three-month period ended December 31, 2022 increased by $3.6 million (19.6%) compared to the third quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees, maintenance labor and pass-through revenues from FedEx.

The ground equipment sales segment contributed approximately $16.1 million and $15.2 million to the Company’s revenues for the three-month periods ended December 31, 2022 and 2021 respectively, representing a $0.9 million (6.0%) increase in the current quarter. The increase was primarily driven by the increase in part sales this quarter compared to prior year's comparable quarter as commercial and military customers require parts to perform maintenance on their trucks. At December 31, 2022, the ground equipment sales segment’s order backlog was $12.5 million compared to $3.7 million at December 31, 2021.
The commercial jet engines and parts segment contributed $21.7 million of revenues in the quarter ended December 31, 2022 compared to $11.4 million in the comparable prior year quarter, which is an increase of $10.3 million (90.8%). The increase was primarily driven by higher component part sales across all companies within the segment in the current quarter compared to prior year comparable quarter.
Revenues from the corporate and other segment for the three-month period ended December 31, 2022 increased by $1.1 million (199.8%) compared to the third quarter of the prior fiscal year. The increase was primarily attributable to the acquisitions mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report.

Following is a table detailing operating income (loss) by segment during the three months ended December 31, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2022	2021
Overnight Air Cargo	$1,009	$475	$534
Ground Equipment Sales	1,093	1,463	(370)
Commercial Jet Engines and Parts	733	336	397
Corporate and Other	(2,700)	(2,249)	(451)
	$135	$25	$110
Consolidated operating income for the quarter ended December 31, 2022 was $0.1 million, compared to an operating income of $25.0 thousand in the comparable quarter of the prior year.
The air cargo segment's operating income for the three-month period ended December 31, 2022 was $1.0 million compared to operating income of $0.5 million in the same quarter in the prior fiscal year primarily due to the revenue increase noted above.
The ground equipment sales segment's operating income for the quarter ended December 31, 2022 decreased by $0.4 million from the prior year comparable quarter to $1.1 million. This decrease was primarily attributable to the increased costs for material, labor, and overhead required to get truck units scheduled and built.
The commercial jet engines and parts segment generated operating income of $0.7 million in the current-year quarter compared to operating income of $0.3 million in the prior-year quarter. The increase was primarily attributable to the increase in revenue mentioned above offset by an increase of $0.4 million in inventory write-down in the current quarter compared to the prior-year comparable quarter.
The corporate and other segment's operating loss for the three-month period ended December 31, 2022 was $2.7 million compared to an operating loss of $2.2 million in the same quarter in the prior fiscal year. The increase was primarily attributable to the timing of bonus payments made compared to last year.
Following is a table detailing non-operating income (expense) during the three months ended December 31, 2022 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2022	2021
Interest expense	$(2,204)	$(1,236)	$(968)
Income from equity method investments	2,118	99	2,019
Other-than-temporary impairment loss on investments	—	(348)	348
Other	(97)	(11)	(86)
	$(183)	$(1,496)	$1,313
The Company had a net non-operating loss of $0.2 million during the quarter ended December 31, 2022, compared to net non-operating loss of $1.5 million in the prior-year quarter. In the current-year quarter, the Company had higher interest expense due to having more outstanding TruPs shares and more indebtedness at Contrail compared to the prior-year quarter offset by an increase in income from equity method investments, primarily driven by the $1.8 million share of net income recognized from Insignia. See Note 9 of the Notes to Condensed Consolidated Financial Statements of this report. In addition, in the prior-year quarter, an impairment loss of $0.3 million was recorded for CCI that did not recur in the current-year quarter.
During the three-month period ended December 31, 2022, the Company recorded global income tax benefit of $0.2 million at an effective tax rate ("ETR") of 325.0%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2022 were the change in valuation allowance related to Delphax and other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the foreign rate differentials between the federal and foreign tax rates for Air T’s ownership of foreign operations in Puerto Rico, the Netherlands, and Singapore, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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

First Nine Months of Fiscal 2023 Compared to First Nine Months of Fiscal 2022

Following is a table detailing revenue by segment (in thousands):

	Nine Months Ended December 31,		Change
	2022	2021
Overnight Air Cargo	$64,464	$55,946	$8,518	15.2%
Ground Equipment Sales	39,981	32,603	7,378	22.6%
Commercial Jet Engines and Parts	63,577	35,902	27,675	77.1%
Corporate and Other	4,924	1,189	3,735	314.1%
	$172,946	$125,640	$47,306	37.7%
Revenues from the air cargo segment for the nine months ended December 31, 2022 increased by $8.5 million (15.2%) compared to the nine months ended December 31, 2021. The increase was principally attributable to increased administrative fees as well as higher pass-through revenue from FedEx as a result of increased business activity.

The ground equipment sales segment contributed approximately $40.0 million and $32.6 million to the Company’s revenues for the nine-month periods ended December 31, 2022 and 2021 respectively, representing a $7.4 million (22.6%) increase in the current nine-month period. The increase was primarily driven by increased pricing of truck units sold and higher parts and service revenue.
The commercial jet engines and parts segment contributed $63.6 million of revenues in the nine months ended December 31, 2022 compared to $35.9 million in the comparable prior year nine months. The increase was primarily driven by higher component part sales across all companies within the segment and engine sales at AirCo 1 that did not occur in the prior fiscal year.
Revenues from the corporate and other segment in the nine months ended December 31, 2022 increased by $3.7 million (314.1%) compared to the nine months ended December 31, 2021. The increase was primarily attributable to the acquisitions mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report.

Following is a table detailing operating income (loss) by segment during the nine months ended December 31, 2022 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2022	2021
Overnight Air Cargo	$2,931	$2,063	$868
Ground Equipment Sales	3,122	2,929	193
Commercial Jet Engines and Parts	3,603	2,000	1,603
Corporate and Other	(8,509)	(6,268)	(2,241)
	$1,147	$724	$423
Consolidated operating income for the nine months ended December 31, 2022 was $1.1 million compared to an operating income of $0.7 million for the comparable nine months of the prior year.
Operating income for the air cargo segment for the nine months ended December 31, 2022 increased by $0.9 million versus the prior year comparable period primarily due to the revenue increase noted above.
The ground equipment sales segment operating income increased by $0.2 million to $3.1 million in the nine-month period ended December 31, 2022 versus the prior year comparable period. This increase was primarily attributable to the revenue increase noted above.
The commercial jet engines and parts segment generated an operating income of $3.6 million in the current-year nine month period compared to an operating income of $2.0 million in the prior-year nine-month period. The change was primarily attributable to the increased component sales as well as engine sales at AirCo 1 as explained in the segment revenue discussion above.

The corporate and other segment's operating loss increased by $2.2 million to $8.5 million from the prior-year loss of $6.3 million primarily driven by higher benefits cost and the timing of bonus payments compared to last year for the nine months ended December 31, 2022.
Following is a table detailing non-operating income (loss) during the nine months ended December 31, 2022 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2022	2021
Interest expense	$(6,021)	$(3,341)	$(2,680)
Income from equity method investments	2,917	197	2,720
Gain on forgiveness of Paycheck Protection Program (“PPP”) loan	—	8,331	(8,331)
Other-than-temporary impairment loss on investments	—	(348)	348
Other	(608)	1,329	$(1,937)
	$(3,712)	$6,168	$(9,880)
The Company had a net non-operating loss of $3.7 million for the nine months ended December 31, 2022 compared to a net non-operating income of $6.2 million in the prior-year nine-month period. The decrease was primarily attributable to the $8.3 million gain recognized on the SBA's forgiveness of the Company's PPP loan in the prior year period which did not occur in the current period. In the current year, the Company incurred $2.7 million higher interest expense due to having more outstanding TruPs shares and more indebtedness at Contrail. In addition, the Company recorded a $0.4 million unrealized loss due to fair value adjustments on our marketable investments in the current year compared to prior year's $0.3 million unrealized gain. The decrease was partially offset by $2.7 million higher net income from equity method investments in the current year compared to the prior year, primarily driven by $1.8 million share of net income from Insignia. See Note 9 of the Notes to Condensed Consolidated Financial Statements of this report.
During the nine-month period ended December 31, 2022, the Company recorded global income tax benefit of $0.5 million at an effective tax rate of 20.9%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2022 were the change in valuation allowance related to Delphax and other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the foreign rate differentials between the federal and foreign tax rates for Air T’s ownership of foreign operations in Puerto Rico, the Netherlands, and Singapore, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.
During the nine-month period ended December 31, 2021, the Company recorded $0.2 million in income tax benefit which resulted in an effective tax rate of (3.6)%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2021 were the changes in valuation allowance related to Delphax, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, the exclusion from taxable income of the PPP loan forgiveness income, as directed by the CARES Act enacted in 2020, and any accrued interest forgiven as a part of that Act.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended December 31, 2022.
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
Liquidity and Capital Resources
As of December 31, 2022, the Company held approximately $6.5 million in cash and cash equivalents and restricted cash, $1.3 million of which related to restricted cash collateralized held for three opportunity zone investments made by the Company - Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC (the "Opportunity Zone Funds"), each a Minnesota limited liability company and a subsidiary of the Company. The Company also held $1.5 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $0.6 million of marketable securities and an aggregate of approximately $22.0 million in available funds under its lines of credit as of December 31, 2022.
As of December 31, 2022, the Company’s working capital amounted to $63.2 million, a decrease of $34.2 million compared to March 31, 2022 primarily driven by the increase in current portion of long-term debt as the revolving lines of credit at Air T with MBT and Contrail with ONB become due within a year.

As mentioned in Note 12 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on June 9, 2022, the Company, Jet Yard and MBT entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment”) and a related Overline Note (“Overline Note”) in the original principal amount of $5.0 million. The Amendment and Note memorialize an increase to the amount that may be drawn by the Company on the MBT revolving credit agreement from $17.0 million to $22.0 million. As of December 31, 2022, the unused commitment on the Overline Note and the MBT revolver was $5.0 million and $8.2 million, respectively. The total amount of borrowings under the facility as revised is now the Company’s calculated borrowing base or $22.0 million. The borrowing base calculation methodology remains unchanged.

As mentioned in Note 9 and Note 12 of Notes to Condensed Consolidated Financial Statements of this report, on September 30, 2022, the Company executed a promissory note payable to CCI for $2.0 million that bears interest at 10.00% per annum and matured on December 30, 2022. The note may be prepaid at any time without penalty. The note is subordinate and junior to any and all indebtedness of the Company to MBT. As of December 31, 2022, this note has been repaid.

As mentioned in Note 15 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, in 2016, Contrail entered into an Operating Agreement with the Seller providing for the put and call options with regard to the 21.0% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Put/Call Option permits the Seller or the Company to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on July 18, 2021. As of the date of this filing, neither the Seller nor the Company has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

As mentioned in Note 15 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on May 5, 2021, the Company formed an aircraft asset management business called CAM and an aircraft capital joint venture called CJVII. The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. CJVII targets investments in current generation narrow-body aircraft and engines, building on Contrail Aviation’s origination and asset management expertise. CAM serves two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII, and 2) to directly invest into CJVII alongside other institutional investment partners. CAM has an initial commitment to CJVII of approximately $53.0 million, which is comprised of an $8.0 million initial commitment from the Company and an approximately $45.0 million initial commitment from MRC. As of December 31, 2022, CAM's remaining capital commitments are approximately $0.7 million from the Company and $16.0 million from MRC. CJVII was initially capitalized with up to $408.0 million of equity from the Company and three institutional investor partners, consisting of $108.0 million in initial commitments and $300.0 million in upsize capacity, contingent on underwriting and transaction appeal. As of the date of this filing, certain institutional investors have gone into upsize capacity and $113.3 million of capital has been deployed to CJVII. The timing of the remaining capital commitment is not yet known at this time.

The Contrail Credit Agreement contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth of $12.0 million. The Company is in compliance with such financial covenants as of December 31, 2022. However, management is forecasting that the Company will be in violation of the debt service coverage ratio during the twelve month period subsequent to the date of this filing, primarily because the first principal payment of its Term Note G becomes due in November 2023. Non-compliance with a debt covenant that is not subsequently cured gives ONB the right to accelerate the maturity of the Contrail Credit Agreement and declare the entire amount of Contrail’s outstanding debt at the time of non-compliance immediately due and payable and exercise its remedies with respect to the collateral that secures the debt. Should ONB accelerate the maturity of the Contrail Credit Agreement, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt in the event of default.

In response to these conditions, Contrail management is currently in discussion with ONB to obtain a waiver to its financial covenants, to seek to revise the financing documents and/or to secure alternative financing to avoid an event of non-compliance. However, these plans have not been finalized and there is no assurance that management will be able to execute these plans.

The obligations of Contrail under the Contrail Credit Agreement are also guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with other lenders. If Contrail were to cease operations, management believes the Company, along with the rest of its businesses, will continue to operate, given the maximum guarantee of Contrail’s obligations of $1.6 million, plus costs of collection.

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

As a result, management believes it is probable that the cash on hand and current financings, net cash provided by operations from its remaining operating segments, together with amounts available under our current revolving lines of credit, as amended, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. Management has concluded that the plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows
Following is a table of changes in cash flow for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net Cash Used in Operating Activities	$(3,815)	$(19,690)
Net Cash Used in Investing Activities	(3,090)	(19,546)
Net Cash Provided by Financing Activities	4,866	29,079
Effect of foreign currency exchange rates on cash and cash equivalents	181	69
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(1,858)	$(10,088)
Net cash used in operating activities was $3.8 million for the nine-month period ended December 31, 2022 compared to net cash used in operating activities of $19.7 million in the prior year nine-month period, resulting in an overall decrease of $15.9 million period over period. The change in net cash used in operating activities was primarily driven by a net increase in cash provided by receivables of $9.3 million due to increased sales in the current period, receipt of ERC payments of $2.4 million, and higher payables and accrued expenses of $5.0 million, mostly attributable to timing of payroll and an increase in customer deposits received. In the current period, there was an additional purchase accounting adjustment related to the acquisition of GdW that increased our deferred tax liabilities by $2.4 million. See Note 2 of the Notes to Condensed Consolidated Financial Statements of this report. Those changes are offset by a $3.8 million net increase in cash used to purchase inventories at Contrail and AirCo in the current year.
Net cash used in investing activities for the nine-month period ended December 31, 2022 was $3.1 million compared to net cash used in investing activities of $19.5 million in the prior-year period. The decrease in cash usage in investing activities was primarily driven by fewer investments in unconsolidated entities and no acquisition of assets in the current year, as compared to $13.4 million in the prior year.

Net cash provided by financing activities for the nine-month period ended December 31, 2022 was $4.9 million compared to net cash provided by financing activities of $29.1 million in the prior-year period. The decrease was primarily driven by reduced proceeds from and increased payments to outstanding term notes in the current year, as well as issuance of TruPs in the prior year that did not recur in the current year. This decrease was partially offset by an increase in proceeds from lines of credit in the current year.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0.5 million and $70.4 thousand for the three months ended December 31, 2022 and 2021, respectively.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three months ended		Nine months ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Operating income	$135	$25	$1,147	$724
Depreciation and amortization (excluding leased engines depreciation)	560	372	1,810	956
Asset impairment, restructuring or impairment charges	638	—	2,174	—
(Gain) Loss on disposition of assets	—	—	(2)	3
Securities expenses	4	150	38	215
Adjusted EBITDA	$1,337	$547	$5,167	$1,898

The asset impairment, restructuring or impairment charges for the three months ended December 31, 2022 was a write-down of $0.6 million on the commercial jet engines and parts segment's inventory.

The table below provides Adjusted EBITDA by segment for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three months ended		Nine months ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Overnight Air Cargo	$1,031	$488	$3,331	$2,106
Ground Equipment Sales	1,128	1,544	3,252	3,074
Commercial Jet Engines and Parts	1,555	500	5,802	2,524
Corporate and Other	(2,377)	(1,985)	(7,218)	(5,806)
Adjusted EBITDA	$1,337	$547	$5,167	$1,898

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

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2022. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases during the quarter ended December 31, 2022 are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	9,781	20.17	217,946	894,306
November 1 - November 30, 2022	7,527	21.98	225,473	886,779
December 1 - December 31, 2022	11,444	$24.35	236,917	875,335
	28,752

Item 5.    Other information

(a) Other Information

N/A

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Second Amendment to Master Loan Agreement, dated November 10,2022 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 10, 2022 (Commission File No. 001-35476)

10.2
Form of Amendment No. 2 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of January 31, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2023 (Commission file No. 001-35476).

10.3	Form of Term Note F dated January 31, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2023 (Commission file No. 001-35476).

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

Date: February 10, 2023
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer