Form 10-K
period 2023-03-31
AIR T INC
filed 2023-06-27
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

11020 David Taylor Drive, Suite 305, Charlotte, North Carolina 28262
(Address of principal executive offices, including zip code)
(980) 595 – 2840
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRT	NASDAQ Stock Market
Alpha Income Preferred Securities (also referred to as 8% Cumulative Capital Securities) ("TruPs")*	AIRTP	NASDAQ Stock Market
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the common stock on September 30, 2022 was approximately $17,244,993.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at May 31, 2023	2,817,754

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for its 2023 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year end are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2023 ANNUAL REPORT ON FORM 10-K
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
Acquisitions
On January 31, 2023, the Company acquired Worldwide Aircraft Services, Inc. ("WASI"), a Kansas corporation that services the aircraft industry across the United States and internationally through the operation of a repair station which is located in Springfield, Missouri at the Branson National Airport. The acquisition was was funded with cash and the loans described in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. WASI is included within the Overnight Air Cargo segment. See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Unconsolidated Investments
The Company has ownership interest in Contrail Asset Management, LLC (“CAM”). The operations of CAM are not consolidated into the operations of the Company. See Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
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

Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T is 11020 David Taylor Drive, Suite 305, Charlotte NC, 28262 and Mountain Air Cargo, Inc. (“MAC”) is 5930 Balsom Ridge Road, Denver, North Carolina. The principal place of business of CSA Air, Inc. (“CSA”) is Iron Mountain, Michigan. The principal place of business for Global Ground Support, LLC (“GGS”) is Olathe, Kansas. The principal place of business of Delphax Technologies, Inc (“Delphax”) is Minneapolis, Minnesota. The principal place of business for Delphax Solutions, Inc. (“DSI”) is Mississauga, Canada. The principal place of business of Contrail Aviation Support, LLC (“Contrail”) is Verona, Wisconsin. The principal place of business of AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC (collectively, "AirCo”) and Worthington Aviation, LLC (“Worthington”) is Eagan, Minnesota. The principal place of business of Jet Yard, LLC (“Jet Yard”) and Jet Yard Solutions, LLC ("Jet Yard Solutions") is Marana, Arizona. The principal place of business of Air'Zona Aircraft Services, Inc. ("Air'Zona") is Kingman, Arizona. The principal place of business of Wolfe Lake is Minneapolis, Minnesota. The principal place of business of GdW Beheer B.V. ("GdW") is Amsterdam, the Netherlands. GdW was administratively dissolved on June 24, 2022 with Shanwick B.V. ("Shanwick") as the surviving entity and Shanwick's principal place of business is Amsterdam, the Netherlands. The principal place of business of Landing Gear Support Services, Inc. and Landing Gear Support Services PTE Limited (collectively, "LGSS") is Singapore, Singapore. The principal place of business of WASI is Springfield, Missouri.
We maintain an Internet website at http://www.airt.net and our SEC filings may be accessed through links on our website. The information on our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.

Overnight Air Cargo.
The Company’s Overnight Air Cargo segment comprises the operations of MAC, CSA and WASI. MAC and CSA have a relationship with FedEx spanning over 40 years and represent two of nine companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, Sky Courier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest, and in the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. In these “dry- lease" contracts, FedEx provides the aircraft while MAC and CSA provide their own crew and exercise operational control of their flights.

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

As of March 31, 2023, MAC and CSA had an aggregate of 85 aircraft under its dry-lease agreements with FedEx. Included within the 85 aircraft, 2 Cessna Caravan aircraft are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation. MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes.
Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 36% and 41% of the Company’s consolidated revenue for the fiscal years ended March 31, 2023 and 2022, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers and the U.S. military.
MAC and CSA operate under separate aviation certifications. MAC is certified to operate under Part 121, Part 135 and Part 145 of the regulations of the FAA. These certifications permit MAC to operate and maintain aircraft that can carry a maximum cargo capacity of 7,500 pounds on the Cessna Caravan 208B under Part 135 and a maximum cargo capacity of 14,000 pounds for the ATR-42 and 17,800 pounds for the ATR-72 aircraft under Part 121. The maximum payload (cargo capacity) for the Cessna 408 operated under Part 135 is 6,000 pounds. The maximum structural payload (cargo capacity) for the ATR72-600F operated under Part 121 is 20,281 pounds. CSA is certified to operate and maintain aircraft under Part 135 of the FAA regulations. This certification permits CSA to operate aircraft with a maximum cargo capacity of 7,500 pounds.

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2023:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-1996	Dry lease	61
Cessna SkyCourier 408 (twin turbo prop)	2022-2023	Dry lease	4
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	10
ATR-72-600 (twin turbo prop)	2022-2023	Dry lease	1
			85
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

The Cessna Caravan 408 aircraft are maintained under an FAA Approved AAIP.  The inspection program consists of 400 to 5,600 flight hour checks and 18 month to 120 month calendar checks.

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

On January 31, 2023, the Company acquired WASI, an aircraft repair station that began operating in 1986. WASI is a certified FAA/EASA part 145 repair station (no. OWRF547L) and specializes in medium passenger regional jets, regional/commuter turboprops, cargo and special mission operators. It maintains a fully equipped engine shop with tooling and engine run stands. Services of WASI include inspections, contract maintenance, refurbishment, structural repairs and modifications, avionics, engine service refurbishment and upgrades.

The Company’s overnight air cargo operations are not materially seasonal.
Ground Equipment Sales.
GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2023, sales of deicing equipment accounted for approximately 85% of GGS’s revenues, compared to 88% in the prior fiscal year.
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

In October 2021, GGS was awarded a new contract to supply deicing trucks to the USAF. This agreement renewed GGS' original agreement with the USAF entered in July 2009. Per the contract, GGS had to provide annual pricing for each one-year period during the duration of the contract. Further, based upon volume of commercial items purchased during that year, there may be discounts calculated into the pricing and are reflective of the submitted pricing. With all option years expected to be executed by the government, this contract would expire on October 21, 2027.

GGS sold a total of 14 and 7 deicers under the current contract with the USAF including both GL 1800 and ER 2875 models during fiscal years ended March 31, 2023 and March 31, 2022, respectively and all the units were accepted by the USAF. GGS has already received confirmed orders of 6 deicers for fiscal 2024’s delivery order and currently expects the delivery of both GL 1800 and ER 2875 models to begin in the second quarter of fiscal year 2024.

Commercial Jet Engines and Parts.
Contrail and Jet Yard (acquired during fiscal year 2017), AirCo (formed in May 2017), Worthington (acquired in May 2018), Jet Yard Solutions (formed in January 2021), Air'Zona (acquired in March 2021), LGSS (formed March 2022), and Crestone Air Partners ("Crestone", formed April 2022) comprises the commercial jet engines and parts segment of the Company’s operations. Contrail is a commercial aircraft trading, leasing and parts solutions provider. Its primary focus revolves around the CFM International CFM56-3/-5/-7 engines and the International Aero Engines V2500A5 engine, which power the two most prevalent narrow body, single aisle aircraft that are currently flown commercially—the Boeing 737 Classic / 737 NG and the Airbus A320 family. Contrail acquires commercial aircraft, jet engines and components for the purposes of sale, trading, leasing and disassembly/overhaul. Contrail holds an ASA-100 accreditation from the Aviation Suppliers Association.
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

Air'Zona is a full service Fixed Base Operator, located on field at Kingman Airport (IGM) in Kingman, Arizona that provides aircraft service and maintenance. LGSS delivers landing gear focused asset management and technical and commercial services worldwide. Crestone invests in commercial jet aircraft and engines on behalf of capital partners and provides full-service aviation asset management. The revenues of Air'Zona, LGSS, and Crestone are not material to the Company's consolidated financial statements.

The Company’s commercial jet engines and parts operations are not materially seasonal.
Backlog.
GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2023, GGS’s backlog of orders was $13.6 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2024. At March 31, 2022, GGS’s backlog of orders was $14.0 million. Backlog is not meaningful for the Company’s other business segments.
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
Jet Yard, Jet Yard Solutions, AirCo, and WASI, like Worthington, operate repair stations licensed under Part 145 of the regulations of the FAA. These certifications must be renewed annually, or in certain circumstances within 24 months. Certified repair stations are subject to periodic FAA inspection and audit. The repair station may not be relocated without written approval from the FAA.
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
Employees and Human Capital Resources.
As of March 31, 2023, the Company and its subsidiaries had 584 full-time and full-time-equivalent employees. None of the employees of the Company or any of its consolidated subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. As it relates to our employees:

Oversight and Management

Our executive officers are tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board regarding our human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including persons of color, veterans and LGBTQ to enhance our inclusive and diverse culture. We plan to invest in recruiting diverse talent.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Importantly during fiscal years 2020 through 2022, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. We believe these actions helped minimize the impact of COVID-19 on our workforce.

Item 1B.    Risk Factors
General Business Risks

Market fluctuations may affect our operations.

Market fluctuations may affect our ability to obtain funds necessary for the operation of our businesses from current lenders or new borrowings. In addition, we may be unable to obtain financing on satisfactory terms, or at all. Third-party reports relating to market studies or demographics we obtained previously also may no longer be accurate or complete. The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our business, financial condition, results of operation and the overall value of our assets.

Rising inflation may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, the increase in interest rates by the Federal Reserve, the Ukraine-Russia war, a rise in energy prices, and strong consumer demand. An inflationary environment can increase our cost of labor, as well as our other operating costs, which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and may increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock and our ability to sell additional trust preferred securities.

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

We sustained a cybersecurity attack in May 2022 involving ransomware that caused a network disruption and impacted certain of our systems. Upon detection, we undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement. We restored network systems and resumed normal operations. We have taken actions to improve our existing systems such as adding multi-factor authentication and to improve employee training and security competency. While we do not believe this event or resultant actions will have a material adverse effect on our business, this or similar incidents, or any other such breach of our data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.

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

Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Chief Executive Officer, could have a material adverse effect on our businesses as our key employees have knowledge of our businesses, the industries they operate in and customers that would be difficult to replace.

Our business, financial condition and results of operations could be adversely affected by global public health issues or similar events.

During the fiscal years ended March 31, 2021 and 2022, and to a lesser extent during the fiscal year ended March 31, 2023, the Company’s operations were impacted by the spread of the COVID-19 pandemic. Additionally, the Company has had to navigate the impact it had on employees, supply chains and the economy in general and the aviation industry in particular. The Company is unable at this time to predict the impact that a global health crisis or similar event would have on its businesses, financial position and operating results in future periods due to numerous uncertainties.

A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate or that otherwise impacts our centers could adversely impact our business.

If a pandemic, epidemic or outbreak of an infectious disease, including new COVID-19 variants, or other public health crisis were to affect the areas in which we operate, our business, including our revenue, profitability and cash flows, could be adversely affected. Further, a pandemic, epidemic or outbreak of an infectious disease might adversely impact our business by causing temporary shutdowns of our businesses or by causing staffing shortages. We may be unable to locate replacement supplies, and ongoing delays could require us to reduce business operations. Although we have disaster plans in place, the extent to which new COVID-19 variants or other public health crisis will impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.

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

Our Air Cargo business is significantly dependent on a contractual relationship with FedEx Corporation (“FedEx”), the loss of which would have a material adverse effect on our business, results of operations and financial position. In the fiscal year ended March 31, 2023, 36% of our consolidated operating revenues, and 98% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. While FedEx has been our customer since 1980 under similar terms, our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or either MAC or CSA employs less than six employees. As of the date of issuance of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Our dry-lease agreements with FedEx subject us to operating risks.

Our dry-lease agreements with FedEx provide for the lease of specified aircraft by us in return for the payment of monthly rent with respect to each aircraft leased. The dry-lease agreements provide for the reimbursement by FedEx of our costs, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Under the dry-lease agreements, certain operational costs incurred by us in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are borne solely by us. An increase in unreimbursed operational costs would negatively affect our results of operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations. These risks are discussed in FedEx’s periodic reports filed with the SEC including its Annual Report on Form 10-K for the fiscal year ended May 31, 2022. These risks include but are not limited to the following:

•Economic conditions and anti-trade measures/trade policies and relations in the global markets in which it operates;
•Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect its business and results of operations.
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
•Failure to successfully implement its business strategy and effectively respond to changes in market dynamics and customer preferences.
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
•Other risks and uncertainties, including:
▪widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
▪the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
▪changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen and Brazilian real, which can affect our sales levels and foreign currency sales prices;
▪any liability resulting from and the costs of defending against class-action, derivative and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings;
▪the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;
▪governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion, prolonged closure of key thoroughfares or sub-optimal routing of our vehicles and aircraft;
▪disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs;
▪stockholder activism, which could divert the attention of management and our board of directors from our business, hinder execution of our business strategy, give rise to perceived uncertainties as to our future and cause the price of our common stock to fluctuate significantly; and,
▪constraints, volatility or disruption in the capital markets, our ability to maintain our current credit ratings, commercial paper ratings, and senior unsecured debt and pass-through certificate credit ratings, and our ability to meet credit agreement financial covenants.

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

We have a very concentrated stockholder base. As of March 31, 2023, our three largest stockholders beneficially owned or had the ability to direct the voting of shares of our common stock representing approximately 65% of the outstanding shares. As a result, these stockholders have the power to determine the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by these stockholders of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our securities.

Although we do not expect to rely on the “controlled company” exemption, we may soon become a “controlled company” within the meaning of the Nasdaq listing standards, and we would qualify for exemptions from certain corporate governance requirements.

A “controlled company,” as defined in the Nasdaq listing standards, is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Controlled companies are not required to comply with certain Nasdaq listing standards relating to corporate governance, including:

•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

As of May 4, 2023, Nicolas Swenson, our President, Chief Executive Officer and Chairman of the Board, beneficially owned an aggregate of 1,340,799 shares of our common stock, which represents 47.84% of the voting power of our outstanding common stock. Our President, CEO/Chairman could soon own a majority of the voting power for the election of our directors, and thus we would meet the definition of a “controlled company.” As a result, these requirements would not apply to us as long as we remain a “controlled company.”

Although we may soon qualify as a “controlled company,” we currently do not, and we do not expect to, rely on this exemption and we currently comply with, and we expect to continue to comply with, all relevant corporate governance requirements under the Nasdaq listing standards. However, if we were to utilize some or all of these exemptions, you may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq listing standards that relate to corporate governance.

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our cash flow and negatively affect the results of our business operations.

A portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase the cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. In addition, if we refinance our indebtedness or it matures and interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced or matures, the cost of servicing our debt would increase and our results of operations, financial condition, liquidity and cash flows could be materially and adversely affected.

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

It is expected that a transition away from the widespread use of London Interbank Offered Rate (“LIBOR") to alternative rates may have a material adverse impact on the availability and cost of our financing, including LIBOR-based loans, as well as our interest rate swap agreements. We currently anticipate phasing out of our LIBOR based loans and swaps in the foreseeable future but uncertainty remains with respect to the implementation of the phase out and what revisions will be required and implemented, which will depend heavily on the current market conditions. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs. Also, increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.

Despite our substantial indebtedness, we may incur significantly more debt, and cash may not be available to meet our financial obligations when due or enable us to capitalize on investment opportunities when they arise.

We employ debt and other forms of leverage in the ordinary course of business to enhance returns to our investors and finance our operations, and despite our current indebtedness levels, we expect to incur additional debt in the future to finance our operations, including purchasing aircraft and engines and meeting our contractual obligations as the agreements relating to our debt, including our junior subordinated debentures, indentures, term loan facilities, revolving credit facilities, and other financings do not entirely prohibit us from incurring additional debt. We also enter into financing commitments in the normal course of business, which we may be required to fund. If we are required to fund these commitments and are unable to do so, we could be liable for damages pursued against us or a loss of opportunity through default under contracts that are otherwise to our benefit could occur. We are therefore subject to the risks associated with debt financing and refinancing, including but not limited to the following: (i) our cash flow may be insufficient to meet required payments of principal and interest; (ii) payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses and dividends; (iii) if we are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at high interest rates or on other unfavorable terms, we may have difficulty completing acquisitions or may generate profits that are lower than would otherwise be the case; (iv) we may not be able to refinance indebtedness at maturity due to company and market factors such as the estimated cash flow produced by our assets, the value of our assets, liquidity in the debt markets, and/or financial, competitive, business and other factors; and (v) if we are able to refinance our indebtedness, the terms of a refinancing may not be as favorable as the original terms for such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to utilize available liquidity, which would reduce our ability to pursue new investment opportunities, dispose of one or more of our assets on disadvantageous terms, or raise equity, causing dilution to existing stockholders.

The terms of our various credit agreements and other financing documents also require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios, and adequate insurance coverage. These covenants may limit our flexibility in conducting our operations and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, even if we have satisfied and continue to satisfy our payment obligations. Regulatory and market changes may also result in higher borrowing costs and reduced access to credit.

Our current financing arrangements require compliance with financial and other covenants and a failure to comply with such covenants could adversely affect our ability to operate.

The terms of our various credit agreements and other financing documents require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and adequate insurance coverage. These covenants may limit our flexibility in conducting our operations and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, even if we have satisfied and continue to satisfy our payment obligations. Regulatory and market changes may also result in higher borrowing costs and reduced access to credit.

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

We expect the growth and development of our business to come primarily from internal expansion and through acquisitions, investments, and strategic partnering. As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage our business and growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, if we acquire new businesses and/or introduce new products, we face numerous risks and uncertainties concerning the integration of their controls and systems, including financial controls, accounting and data processing systems, management controls, other operations and adequate security. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

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

Certain business initiatives, including expansions of existing businesses such as the relatively recent expansion at our commercial jet engines and parts segment and the establishment of an aircraft asset management business and an aircraft capital joint venture, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, new business plans and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held. There is no assurance that prior year activity and results will occur in future periods.

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

Risks Related to Environmental, Social, and Governance Issues

Climate change, related legislative and regulatory responses to climate change, and the transition to a lower carbon economy may adversely affect our business.

There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could also compound adverse economic conditions. To the extent that significant changes in the climate occur in areas where our businesses are located or operate, we may experience extreme weather and/or changes in precipitation and temperature, all of which may result in physical damage to, or a decrease in demand for, our properties located in these areas or affected by these conditions and could negatively impact our operations. In addition, changes in federal, state, and local legislation and regulation based on concerns about climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes, could result in increased capital expenditures without a corresponding increase in revenue. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change.

We are subject to risks from natural disasters such as earthquakes and severe weather (the frequency and severity of which may be impacted by climate change), which may include more frequent or severe storms, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Natural disasters, severe weather such as earthquakes, tornadoes, wind, or floods, and wildfires may result in significant damage to our properties or disruption of our operations. The extent of casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Additional consequences of severe weather could include increased insurance premiums and deductibles or a decrease in the availability of coverage.

Environmentally hazardous conditions could potentially adversely affect us.

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources, or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. The cost of defending against environmental claims, of compliance with environmental regulatory requirements, or of remediating any contaminated property could materially and adversely affect us.

We are subject to increasing scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate retention, and ability to raise capital from such investors.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, and stakeholders have focused increasingly on the Environmental, Social and Governance (“ESG” or “sustainability”) practices of companies, including those associated with climate change. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and associate retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, associate health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties.
The Company owns approximately 4.626 acres in Denver, North Carolina, which houses the operations of Air T and MAC and a 55,000 square feet office building in St. Louis Park, Minnesota that is partially leased to tenants and is the location of the Company's Minnesota executive office. On April 13, 2023, the Company signed a lease agreement to move the operations of Air T to Charlotte, North Carolina. The lease is for 4,900 square feet of office space, will commence on July 1, 2023 and expire on November 30, 2028 with the option to extend the lease for one additional three year term.
The Company leases approximately 1,950 square feet of office space and approximately 4,800 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA’s operations are headquartered at these facilities which are leased from a third party under an annually renewable agreement.
The Company leases approximately 53,000 square feet of a 66,000 square foot aircraft maintenance facility located in Kinston, North Carolina under an agreement that extends through January 2028, with the option to extend the lease for three additional five-year periods thereafter. The rental rate under the lease increases by increments for each of the five-year renewal periods.
GGS leases an 112,500 square feet production facility in Olathe, Kansas. The facility is leased from a third party under a lease agreement, which expires in August 2024.

As of March 31, 2023, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.
Contrail leases a 21,000 square feet facility in Verona, Wisconsin. This is a lease from a related party. See Note 15 “Related Party Matters” of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. This lease expires on July 17, 2026. Contrail also leased a 1,453 square feet office space in Denver, Colorado. The lease is a 60 month lease that extends through June 2026. As part of the formation of Crestone and transition of certain Contrail's employees to Crestone, Contrail terminated this lease prior to its expiration in 2026. Crestone entered into a lease agreement of a 1,663 square feet office space in Glendale, Colorado on September 1, 2022. The lease is a 24 month lease that extends through August 2024 with no option to renew.
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
DSI leases 12,206 square feet of space in a building located in Mississauga, Canada. The lease expires on July 31, 2028.

Worthington and AirCo lease a 41,280 square-feet facility in Eagan, Minnesota. The lease for this facility expires in April 2027. Worthington has a lease in Tulsa, Oklahoma, which is 22,582 square feet and expires in January 2027. Additionally, Worthington also has two facility leases in Australia: Unit E3 is 1,195 square feet and Unit B5 is 1,442 square feet, both of which expire in January 2025.

WASI subleases approximately 53,500 square feet of land and facilities located at Branson National Airport, Springfield, Missouri. The lease expires on January 30, 2028 with an option to renew for two additional and consecutive five year terms plus an additional and consecutive term ending on May 5, 2039. WASI also leases an additional 2,000 square feet hangar space that expires on January 30, 2025 with no option to renew.

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
As of March 31, 2023, the approximate number of holders of record of the Company’s Common Stock was 154.
The Company has not paid any cash dividends since 2014.
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares (adjusted to 1,125,000 shares after the stock split on June 10, 2019) of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. The Company purchased 51,794 shares pursuant to this authorization during the fiscal year ended March 31, 2023.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.
Purchases of shares of common stock during the fourth quarter are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2023	2,336	$25.04	2,336	872,999
Feb 1 - Feb 28, 2023	214	$22.60	214	872,785
March 1 - March 31, 2023	1,072	$21.85	1,072	871,713
As of March 31, 2023, the Company did not sell any securities within the past three years that were not registered under the Securities Act.
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
Acquisitions
On January 31, 2023, the Company acquired WASI, a Kansas corporation that services the aircraft industry across the United States and internationally through the operation of a repair station which is located in Springfield, Missouri at the Branson National Airport. The acquisition was funded with cash and the loans described in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. WASI is included within the Overnight air cargo segment. See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Unconsolidated Investments
The Company has an ownership interest in Contrail Asset Management, LLC (“CAM”). The operations of CAM are not consolidated into the operations of the Company. See Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
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
•Market acceptance and operational success of the Company’s relatively new aircraft asset management business and related aircraft capital joint venture; and
•Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
Fiscal 2023 vs. 2022
Consolidated revenue increased by $70.2 million (40%) to $247.3 million for the fiscal year ended March 31, 2023 compared to the prior fiscal year. Following is a table detailing revenue (after elimination of intercompany transactions), in thousands:

	Year ended March 31,		Change
	2023	2022
Overnight Air Cargo	$90,543	$74,409	$16,134	22%
Ground Equipment Sales	48,485	42,239	6,246	15%
Commercial Jet Engines and Parts	101,737	57,689	44,048	76%
Corporate and Other	6,558	2,740	3,818	139%
Total	$247,323	$177,077	$70,246	40%
Revenues from the air cargo segment increased by $16.1 million (22%) compared to the prior fiscal year, principally attributable to higher labor revenues, higher admin fees and higher FedEx pass through revenues due to increased fleet (72 aircraft in the prior year compared to 85 in the current year). Pass-through costs under the dry-lease agreements with FedEx totaled $29.2 million and $23.0 million for the years ended March 31, 2023 and 2022, respectively.
The ground equipment sales segment contributed approximately $48.5 million and $42.2 million to the Company’s revenues for the fiscal years ended March 31, 2023 and 2022, respectively, representing a $6.2 million (15%) increase in the current year. The increase was primarily driven by a higher volume of truck sales to the USAF and commercial customers in the current fiscal year. At March 31, 2023, the ground equipment sales segment’s order backlog was $13.6 million compared to $14.0 million at March 31, 2022.
The commercial jet engines and parts segment contributed $101.7 million of revenues in fiscal year ended March 31, 2023 compared to $57.7 million in the prior fiscal year which is an increase of $44.0 million (76%). The increase is primarily attributable to the fact that all the companies within this segment had higher component sales as the aviation industry started to see more activity in the current year as COVID-19 related restrictions continued to loosen.
Revenues from the corporate and other segment increased by $3.8 million (139%) compared to the prior fiscal year, principally attributable to having a full year of Shanwick's revenues in fiscal 2023 compared to having only 2 months of revenues in fiscal 2022.
Following is a table detailing operating (loss) income by segment, net of intercompany during Fiscal 2023 and Fiscal 2022 (in thousands):

	Year ended March 31,		Change
	2023	2022
Overnight Air Cargo	$4,047	$2,794	$1,253
Ground Equipment Sales	3,141	3,220	(79)
Commercial Jet Engines and Parts	(957)	3,619	(4,576)
Corporate and Other	$(10,638)	(878)	(9,760)
Total	$(4,407)	$8,755	$(13,162)
Consolidated operating loss for the fiscal year ended March 31, 2023 was $4.4 million compared to consolidated operating income of $8.8 million in the prior fiscal year.
Operating income for the air cargo segment increased by $1.3 million in the current fiscal year, due primarily to having higher segment revenues as described above, offset by higher pilot salaries and aircraft lease costs.
The current fiscal year's ground equipment sales segment operating income was relatively flat compared to the prior fiscal year.
Operating loss of the commercial jet engines and parts segment was $1.0 million compared to operating income of $3.6 million in the prior year. The change was primarily attributable to the increase in inventory write-down of $6.6 million in the current fiscal year compared to the prior fiscal year, offset by the increase in sales explained above.
Operating loss of the corporate and other segment increased by $9.8 million in the current fiscal year, primarily driven by the $9.1 million offset to general and administrative expenses in the prior fiscal year as a result of the Employee Retention Credit ("ERC") that did not recur in the current fiscal year.
The table below provides Adjusted EBITDA by segment for the fiscal year ended March 31, 2023 and 2022 (in thousands):

	Twelve Months Ended		Change
	March 31, 2023	March 31, 2022
Overnight Air Cargo	$4,505	$2,854	$1,651
Ground Equipment Sales	3,314	3,455	(141)
Commercial Jet Engines and Parts	7,105	5,200	1,905
Corporate and Other	(8,895)	(103)	(8,792)
Adjusted EBITDA	$6,029	$11,406	$(5,377)
Consolidated Adjusted EBITDA for the fiscal year ended March 31, 2023 was $6.0 million, a decrease of $5.4 million compared to the prior fiscal year.
Adjusted EBITDA for the air cargo segment increased by $1.7 million in the current fiscal year, due primarily to having higher segment operating income as described above.
The current fiscal year's ground equipment sales segment Adjusted EBITDA was relatively flat compared to the prior fiscal year's.
Adjusted EBITDA of the commercial jet engines and parts segment was $7.1 million, an increase of $1.9 million from the prior fiscal year. The increase was primarily driven by higher component sales explained above.
The corporate and other segment Adjusted EBITDA loss increased by $8.8 million from fiscal 2022 to fiscal 2023. The increase was driven by the $9.1 million offset to general and administrative expenses in the prior fiscal year as a result of the ERC credit that did not recur in the current fiscal year.
Following is a table detailing consolidated non-operating income (expense), net of intercompany during fiscal 2023 and fiscal 2022 (in thousands):

	Year Ended March 31,		Change
	2023	2022
Interest expense, net	$(7,935)	$(4,948)	$(2,987)
Gain on forgiveness of Paycheck Protection Program ("PPP")	—	8,331	(8,331)
Income from equity method investments	1,460	37	1,423
Other	(471)	1,221	(1,692)
Total	$(6,946)	$4,641	$(11,587)

The Company had net non-operating loss of $6.9 million for the fiscal year ended March 31, 2023 compared to a non-operating income of $4.6 million in the prior fiscal year. The change was primarily attributable to the $8.3 million gain on the SBA's forgiveness of the Company's PPP loan recognized in the prior fiscal year, in addition to the $3.0 million increase in contractual interest expense driven by an increase in Contrail's revolver usage in the current fiscal year.

During the year ended March 31, 2023, the Company recorded $0.4 million of income tax expense, which yielded an effective rate of -3.8%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2023 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion of the minority owned portion of pretax income of Contrail, state income tax expense, and changes in the valuation allowance. The net change in the valuation allowance was $3.1 million for the year ended March 31, 2023. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The change in the Company’s valuation allowance is primarily due to the realizability of the domestic deferred tax assets, the unrealized losses on investments, the foreign tax credits generated by the operations in the Company’s Puerto Rico branch that is expected to expire before being fully utilized, and the change in full valuation allowances associated with the Delphax entities.

During the fiscal year ended March 31, 2022, the Company recorded $1.2 million of income tax expense at an effective tax rate of 8.7%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2022 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion of the minority owned portion of pretax income of Contrail, state income tax expense, the exclusion of PPP loan forgiveness proceeds from taxable income, and changes in the valuation allowance. The change in the valuation allowance is primarily due to unrealized losses on investments and the generation of foreign tax credits through the NOL carryback claim that the Company expects to expire before they are fully utilized, and attribute reduction incurred by Delphax related to dissolution of its French subsidiary.

Market Outlook

Future economic developments such as inflation and increased interest rates as well as further business issues such as supply chain issues present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 and economic and business issues but we still experienced disruptions, and we experienced a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flows and could operate at a loss from time to time beyond fiscal 2023. We expect that issues caused by the pandemic and other economic and business issue will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

Liquidity and Capital Resources

As of March 31, 2023, the Company held approximately $7.1 million in total cash, cash equivalents and restricted cash, of which, $0.8 million related to cash collateral for three Opportunity Zone fund investments. The Company also held $2.2 million in restricted investments held as statutory reserve of SAIC.
As of March 31, 2023, the Company’s working capital amounted to $52.3 million, a decrease of $45.1 million compared to March 31, 2022, primarily driven by an increase of $32.3 million in the current portion of long-term debt and a decrease of $8.2 million in the ERC receivable as refunds were received during fiscal 2023.
The Company’s Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”) (the Air T debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) includes several covenants that are measured twice a year at September 30 and March 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.25.
The AirCo 1 Credit Agreement (the AirCo 1 debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains an affirmative covenant relating to collateral valuation.
The Air T Acquisition 22.1's term loans with ING (the Air T Acquisition 22.1 debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) include several covenants that are measured once a year at December 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.10 and a senior net leverage ratio of 2.10 at December 31, 2022 and 1.50 at subsequent years.
The Contrail Credit Agreement (the Contrail debt in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth ("TNW") of $12 million. As of March 31, 2023, the Company, AirCo 1, Air T Acquisition 22.1 and Contrail were in compliance with all financial covenants.
As of December 31, 2022, Contrail management forecasted that Contrail would be in violation of the debt service coverage ratio covenant contained in the ONB financing agreements during the twelve-month period subsequent to the filing date of the Form 10-Q for the quarterly period ended December 31, 2022, primarily because the first principal payment of its Term Note G (“Term Note G – ONB”) was to become due in November 2023. Non-compliance with a debt covenant that is not subsequently cured allows Old National Bank (“ONB”) the right to accelerate the maturity of the Contrail Credit Agreement and declare the entire amount of Contrail’s outstanding debt at the time of non-compliance immediately due and payable and exercise its remedies with respect to the collateral that secures the debt. In the event of acceleration of maturity of the Contrail Credit Agreement, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt.

In response to this condition, Contrail entered into an amendment to the Credit Agreement with ONB whereby, among other things, in exchange for a $20 million principal prepayment of Term Note G, Contrail obtained a waiver of the debt service coverage ratio covenant. $6.7 million of the $20.0 million prepayment was paid on March 30, 2023 and the remaining $13.3 million payment is currently expected to be paid in September 2023. These payments will eliminate the need for Contrail to make any future scheduled principal payments on Term Note G until the final maturity of (on) November 24, 2025. At this time, Contrail management believes it is highly probable that it will have sufficient liquidity to make the $13.3 million prepayment in September 2023.
The obligations of Contrail under the Contrail Credit Agreement are guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with other lenders.

As mentioned in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on June 9, 2022, the Company, Jet Yard and MBT entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment”) and a related Overline Note (“Overline Note”) in the original principal amount of $5.0 million. The Amendment and Note memorialize an increase to the amount that may be drawn by the Company on the MBT revolving credit agreement from $17.0 million to $22.0 million. As of March 31, 2023, the Overline Note was paid in full and terminated and the unused commitment on the MBT revolver was $8.3 million. The borrowing base calculation methodology remains unchanged.

As mentioned in Note 10 and Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on September 30, 2022, the Company executed a promissory note payable to CCI for $2.0 million that bears interest at 10.00% per annum and matured on December 30, 2022. As of December 31, 2022, this note has been repaid.

As mentioned in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on November 8, 2022, Contrail entered into the Second Amendment to Master Loan Agreement (the “Amendment”) with ONB. The Amendment amends the Master Loan Agreement dated as of June 24, 2019, as amended. The principal revisions made in the Amendment are: (i) the tangible net worth covenant was revised to require that Contrail maintain a tangible net worth of at least $12.0 million at all times prior to March 31, 2024 and $15.0 million at all times on or following March 31, 2024; and, (ii) that all proceeds from certain asset sales during the period beginning on October 1, 2022 and ending on March 31, 2023 be applied as prepayments on Term Loan G. Contrail executed a Collateral Assignment of two Aircraft engines in connection with the Amendment.

As mentioned in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on March 22, 2023, Contrail entered into the First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement ("the Amendment") with ONB. The Amendment amends the Master Loan Agreement dated June 24, 2019 with principal revisions to: (i) Section 3 of the Second Amendment was revised so that exclusion of certain gains and losses from the definition of “net income” applies through September 30, 2023, not March 31, 2023; (ii) Section 5 of the Second Amendment relating to prepayment of Term Loan G was amended to eliminate the requirement that all asset sales during the period beginning with October 1, 2022 and ending on March 31, 2023 be applied as prepayments on Term Loan G; instead, the Amendment provision now reflects the agreement that voluntary payments totaling $20.0 million would be made by the borrower on Term Loan G no later than September 30, 2023; and, (iii) a revolving note resting period covenant was added to the Amendment whereby the outstanding principal balance on the revolving note would be paid to zero (0) for at least thirty (30) consecutive days during each annual period ending on the anniversary date of the revolving note, provided the borrower has not achieved a debt service coverage ratio of 1.10:1.

As mentioned in Note 2 and Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on January 31, 2022 the Company funded the WASI acquisition through (i) a promissory note to Worldwide Aviation, LLC, (ii) cash, and (iii) an additional secured loan from MBT. The promissory note to Worldwide Aviation, LLC ("Seller's Note") in the amount of $1.5 million bears a fixed interest rate of 6.00% and is payable via periodic payments up to the January 1, 2026 maturity date. In connection with the acquisition, the Company and Jet Yard, LLC entered Amendment No. 2 to the Third Amended and Restated Credit Agreement (“Amendment No. 2”) with MBT. Amendment No. 2 amends the Third Amended and Restated Credit Agreement dated as of August 31, 2021 as amended by that certain Amendment No. 1 to the Third Amended and Restated Credit Agreement dated June 9, 2022. Amendment No. 2 provides for a new term loan (“Term Loan F”) in the amount of $1.0 million to help finance a portion of the consideration paid by the Company. Pursuant to the amendment, the Company executed Term Note F in favor of MBT in the original principal amount of $1.0 million. The note bears interest at a rate equal to the greater of six percent (6.00%) or the prime rate plus one percent (1.00%). The note obligates the Company to make monthly payments of principal plus accrued interest commencing March 1, 2023. The note may be prepaid, in whole or part, at any time without penalty and final payment of all amounts due under the note is due January 31, 2028.

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

As mentioned in Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, the Company has ownership interest in Contrail Asset Management, LLC (“CAM”). The operations of CAM are not consolidated into the operations of the Company. For its Investment Function (as defined in Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report), CAM’s initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. As of March 31, 2023, the Company has fulfilled its capital commitments to CAM.

The revolving lines of credit at Air T with MBT and Contrail with ONB have a due date or expire within the next twelve months. As of the date of this report, the Company and MBT entered into amendments to the MBT revolving credit agreement and related promissory note to extend the maturity date of the credit facility to August 31, 2024 and include the following changes:

1. A $2.0 million seasonal increase in the maximum amount available under the facility. The maximum amount of the facility will now increase to $19.0 million between May 1 and November 30 of each year and will decrease to $17.0 million between December 1 and April 30 of each year;
2.The reference rate for the interest rate payable on the revolving facility will change from Prime to SOFR, plus a spread. The exact spread over SOFR will change every September 30 and March 31 based on the Company calculated funded debt leverage ratio (defined as total debt divided by EBITDA). Depending on the result of the calculation, the interest rate spread applicable to the facility will range between 2.25% and 3.25%;
3.The unused commitment fee on the revolving credit facility will increase from 0.11% to 0.15%; and,
4.The covenant restricting the Company’s use of funds for “Other Investments” was revised to limit the Company to $5.0 million of “Other Investments” per year.

We are currently seeking to refinance the Contrail revolver prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

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

Cash Flows
Following is a table of changes in cash flow from continuing operations for the respective years ended March 31, 2023 and 2022 (in thousands):

	Year Ended March 31,		Change
	2023	2022
Net Cash Provided by (Used in) Operating Activities	$16,909	$(33,084)	$49,993
Net Cash Used in Investing Activities	(6,168)	(33,388)	27,220
Net Cash (Used in) Provided by Financing Activities	(12,380)	59,254	(71,634)
Effect of foreign currency exchange rates	361	(341)	702
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(1,278)	$(7,559)	$6,281
Cash provided by operating activities was $16.9 million in fiscal year 2023 compared to cash used in operating activities of $33.1 million in fiscal year 2022. The fluctuation was primarily driven by the $17.3 million change in the ERC receivable: in the prior fiscal year, the Company applied for the ERC in the amount of $9.1 million, of which, in the current fiscal year, the Company received $8.2 million. In addition, the fluctuation was further increased by the $27.8 million change in inventories, primarily due to Contrail and GGS generating more sales of their inventories compared to the prior fiscal year.
Cash used in investing activities for fiscal year 2023 was $6.2 million compared to cash used in investing activities for the prior fiscal year of $33.4 million. The current fiscal year's cash usage was primarily driven by cash used for the acquisition of WASI of $2.5 million and investment in unconsolidated entities of $3.1 million. The prior fiscal year's cash usage was primarily driven by cash used for the acquisitions of Wolfe Lake assets of $13.4 million, Shanwick's acquisition of $12.8 million, and investment in unconsolidated entities of $6.8 million.
Cash used in financing activities for fiscal year 2023 was $12.4 million compared to cash provided by financing activities for the prior fiscal year of $59.3 million. This was primarily due to decreased net proceeds from lines of credit of $8.4 million, less proceeds from term loans of $23.6 million in addition to increased payments on term loans of $24.0 million. Lastly, the change was also due to the fact that there was no proceeds received from issuance of TruPs in the current fiscal year compared to $11.3 million in the prior fiscal year.

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

Systems and Network Security

Although we have employed significant resources to develop our security measures against breaches, our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including hacking, viruses, malicious software, break-ins, phishing attacks, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems. Breaches of our cybersecurity measures could result in unauthorized access to our systems, misappropriation of information or data, deletion or modification of client information or other interruption to our business operations. As techniques used to obtain unauthorized access to sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we may be unable to anticipate, or implement adequate measures to protect against these attacks. If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liability, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us or other participants, or the communication infrastructure on which we depend. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.
Supply Chain and Inflation

The Company continues to monitor a wide range of health, safety, and regulatory matters related to the continuing COVID-19 pandemic including its impact on our business operations. In addition, ongoing supply chain disruptions have impacted product availability and costs across all markets including the aviation industry in which our Company operates. Additionally, the United States is experiencing an acute workforce shortage and increasing inflation and interests rates which has created a hyper-competitive wage environment and increased debt costs. Thus far, the direct impact of these items on our businesses has not been material. However, ongoing or future disruptions to consumer demand, our supply chain, product pricing inflation, continued increases in interest rates, our ability to attract and retain employees, or our ability to procure products and fulfill orders, could negatively impact the Company’s operations and financial results in a material manner. We continue to look for proactive ways to mitigate potential impacts of these issues at our businesses.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $1.6 million and $0.3 million for the fiscal year ended March 31, 2023 and 2022.

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

The table below provides a reconciliation of operating income (loss) from continuing operations to Adjusted EBITDA for the fiscal year ended March 31, 2023 and 2022 (in thousands):

	Twelve Months Ended
	March 31, 2023	March 31, 2022
Operating (loss) income from continuing operations	$(4,407)	$8,755
Depreciation and amortization (excluding leased engines depreciation)	2,525	1,589
Asset impairment, restructuring or impairment charges[1]	7,840	805
Loss on sale of property and equipment	8	5
Securities expenses	63	252
Adjusted EBITDA	$6,029	$11,406

The table below provides Adjusted EBITDA by segment for the fiscal year ended March 31, 2023 and 2022 (in thousands):

	Twelve Months Ended
	March 31, 2023	March 31, 2022
Overnight Air Cargo	$4,505	$2,854
Ground Equipment Sales	3,314	3,455
Commercial Jet Engines and Parts	7,105	5,200
Corporate and Other	(8,895)	(103)
Adjusted EBITDA	$6,029	$11,406

1 Included in the asset impairment, restructuring or impairment charges for the fiscal year ended March 31, 2023 was a write-down of $7.3 million on the commercial jet engines and parts segment's inventory, of which, $5.4 million was due to a management decision to monetize three engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds. The remainder of the write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2023, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

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
Accounting for Redeemable Non-Controlling Interest. Policies related to redeemable non-controlling interests involve judgment and complexity, specifically on the classification of the non-controlling interests in the Company’s consolidated balance sheet, and the accounting treatment for changes in the fair value or estimated redemption value for non-controlling interests that are redeemed at other than fair value. Further, there is significant judgment in determining whether an equity instrument is currently redeemable or not currently redeemable but probable that the equity instrument will become redeemable. Additionally, there are also significant estimates made in the valuation of Contrail's RNCI. The fair value of Contrail's non-controlling interest is determined using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. Contrail’s market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail. There are also significant estimates made to determine the estimated redemption value of Shanwick's redeemable non-controlling interest ("Shanwick RNCI"). The analysis uses significant inputs such as forecasted earnings before interest and taxes ("EBIT"), discount rate and expected volatility, which require significant management judgment and assumptions.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
June 27, 2023

We have served as the Company's auditor since 2018.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended March 31,
(In thousands, except per share data)	2023	2022
Operating Revenues:
Overnight air cargo	$90,543	$74,409
Ground equipment sales	48,485	42,239
Commercial jet engines and parts	101,737	57,689
Corporate and other	6,558	2,740
	247,323	177,077

Operating Expenses:
Overnight air cargo	79,720	65,694
Ground equipment sales	39,328	33,538
Commercial jet engines and parts	75,288	36,603
General and administrative	45,384	29,817
Depreciation and amortization	4,162	1,860
Inventory write-down	7,324	768
Impairment of long-lived assets	516	37
Loss on sale of property and equipment	8	5
	251,730	168,322

Operating (Loss) Income	(4,407)	8,755

Non-operating (Expense) Income:
Interest expense, net	(7,935)	(4,948)
Gain on forgiveness of PPP	—	8,331
Income from equity method investments	1,460	37
Other	(471)	1,221
	(6,946)	4,641

(Loss) Income before income taxes	(11,353)	13,396

Income Tax Expense	432	1,169

Net (Loss) Income	(11,785)	12,227

Net Income Attributable to Non-controlling Interests	(510)	(1,299)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(12,295)	$10,928

(Loss) Income per share (Note 23)
Basic	$(4.32)	$3.79
Diluted	$(4.32)	$3.78

Weighted Average Shares Outstanding:
Basic	2,847	2,880
Diluted	2,847	2,888
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(In thousands)	2023	2022
Net (Loss) Income	$(11,785)	$12,227
Other Comprehensive Income:

Foreign currency translation income (loss)	4	(549)

Unrealized gain on interest rate swaps, net of tax of $332 and $294	998	929

Reclassification of interest rate swaps into earnings	77	41

Total Other Comprehensive Income	1,079	421

Total Comprehensive (Loss) Income	(10,706)	12,648

Comprehensive Income Attributable to Non-controlling Interests	(510)	(1,299)

Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(11,216)	$11,349
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2023	March 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$5,806	$5,616
Marketable securities	—	859
Restricted cash	1,284	2,752
Restricted investments	2,161	1,691
Accounts receivable, net of allowance for doubtful accounts of $1,160 and $1,368	27,218	19,684
Income tax receivable	536	3,230
Inventories, net	71,125	75,167
Employee retention credit receivable	940	9,138
Other current assets	7,487	10,106
Total Current Assets	116,557	128,243

Assets on lease or held for lease, net of accumulated depreciation of $223 and $780	83	14,509
Property and equipment, net of accumulated depreciation of $6,624 and $5,405	21,439	21,212
Intangible assets, net of accumulated amortization of $4,191 and $2,947	12,103	13,260
Right-of-use assets	11,666	7,354
Equity method investments	13,230	9,864
Goodwill	10,563	10,126
Other assets	3,921	3,031
Total Assets	189,562	207,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	10,449	9,397
Income tax payable	304	194
Accrued expenses and other (Note 12)	13,133	13,391
Current portion of long-term debt	38,736	6,482
Short-term lease liability	1,664	1,443
Total Current Liabilities	64,286	30,907

Long-term debt	86,349	129,326
Deferred income tax liabilities, net	2,417	2,812
Long-term lease liability	10,771	6,734
Other non-current liabilities	47	1,342
Total Liabilities	163,870	171,121

Redeemable non-controlling interest	12,710	10,761

Commitments and contingencies (Note 24)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,026,495 shares issued, 2,818,374 and 2,866,418 shares outstanding	757	756
Treasury stock, 208,121 at $19.62 and 156,327 shares at $19.20	(4,083)	(3,002)
Additional paid-in capital	728	393
Retained earnings	13,686	26,729
Accumulated other comprehensive income (loss)	816	(263)
Total Air T, Inc. Stockholders' Equity	11,904	24,613
Non-controlling Interests	1,078	1,104
Total Equity	12,982	25,717
Total Liabilities and Equity	$189,562	$207,599
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,785)	$12,227
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,162	1,860
Gain on forgiveness of PPP loan	—	(8,331)
Income from equity method of investments	(1,460)	(37)
Inventory write-down	7,324	768
Impairment of long-lived assets	516	37
Other	769	876
Change in operating assets and liabilities:
Accounts receivable	(6,290)	(12,654)
Inventories	10,163	(17,602)
Accounts payable	992	1,050
Accrued expenses	(893)	(485)
Employee retention credit receivable	8,198	(9,138)
Other	5,213	(1,655)
Total adjustments	17,383	(40,484)
Net cash provided by (used in) operating activities	16,909	(33,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	—	815
Acquisition of businesses, net of cash acquired	(2,498)	(12,804)
Investment in unconsolidated entities	(3,064)	(6,797)
Acquisition of assets	—	(13,408)
Capital expenditures related to property & equipment	(1,178)	(1,530)
Capital expenditures related to assets on lease or held for lease	—	(28)
Other	572	364
Net cash used in investing activities	(6,168)	(33,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	139,329	99,363
Payments on lines of credit	(132,958)	(84,551)
Proceeds from term loan	10,627	34,232
Payments on term loan	(27,850)	(3,813)
Proceeds received from issuance of TruPs	—	11,278
Other	(1,528)	2,745
Net cash (used in) provided by financing activities	(12,380)	59,254
Effect of foreign currency exchange rates on cash and cash equivalents	361	(341)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,278)	(7,559)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,368	15,927
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	7,090	8,368

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equipment leased or held for lease transferred to inventory	12,700	12
Equipment in inventory transferred to assets on lease	33	13,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash payments for operating leases	1,881	1,824
Cash paid during the year for interest	5,867	1,523
Cash paid during the year for income taxes	$1,026	$429

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2021	3,023	$756	141	$(2,617)	$—	$16,270	$(684)	$989	$14,714

Net income*	—	—	—	—	—	10,928	—	115	11,043

Repurchase of common stock	—	—	15	(385)	—	—	—	—	(385)

Stock compensation expense	—	—	—	—	393	—	—	—	393

Foreign currency translation loss	—	—	—	—	—	—	(549)	—	(549)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	531	—	—	531

Unrealized gain of interest rate swaps, net of tax	—	—	—	—	—	—	929	—	929

Put option issued to co-investor in CAM (Note 24)	—	—	—	—	—	(1,000)	—	—	(1,000)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	41	—	41

Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

(In thousands)	Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

Net loss*	—	—	—	—	—	(12,295)	—	(26)	(12,321)

Repurchase of common stock	—	—	52	(1,081)	—	—	—	—	(1,081)

Exercise of stock options	4	1	—		20	—	—	—	21

Stock compensation expense	—	—	—	—	315	—	—	—	315

Foreign currency translation loss	—	—	—	—	—	—	4	—	4

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(1,748)	—	—	(1,748)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	998	—	998

Reversal of Put option issued to co-investor in CAM (Note 24)	—	—	—	—	—	1,000	—	—	1,000

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	77	—	77

Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982
*Excludes amount attributable to redeemable non-controlling interest in Contrail and Shanwick.
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2023 AND 2022
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
Future economic developments such as inflation and increased interest rates as well as further business issues such as supply chain issues present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 and economic and business issues but we still experienced disruptions, and we experienced a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flows and could operate at a loss from time to time beyond fiscal 2023. We expect that issues caused by the pandemic and other economic and business issue will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023, however; uncertainty over the ultimate direct and indirect impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2023 inherently less certain than they would be absent the current and potential impacts of COVID-19.
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

Goodwill consisted of the following (in thousands):

	Year Ended March 31,
	2023	2022

Goodwill, at original cost	$10,939	$10,502
Accumulated impairment	(376)	(376)
Goodwill, net of impairment	$10,563	$10,126

As of March 31, 2023, $4.2 million of the goodwill balance is attributable to the acquisition of Contrail and included within the Commercial Jet Engines and Parts segment. $6.3 million of the goodwill balance is attributable to the acquisition of Shanwick in February 2022, and included within the Corporate and Other segment. $0.1 million of the goodwill balance is attributable to the acquisition of WASI in January 2023, and included within the Overnight Air Cargo segment.
We performed our annual impairment assessment for goodwill of our reporting units at March 31, 2023. In the fiscal year 2023, COVID-19 continued to have some impact on the macroeconomic conditions and the outlook of the airline industry. Due to this, the Company performed a quantitative analysis using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Our discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. The market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating characteristics as our reporting units.
Based on the results of our annual quantitative assessment conducted as of March 31, 2023, the fair value of our reporting units exceeded their carrying values, and management concluded that no impairment charge was warranted.
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

Engine assets on lease or held for lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of engine assets are capitalized as part of the cost of such assets. If assets are not actively being leased (i.e. held for lease), then they are not being depreciated. Major overhauls which improve functionality or extend original useful life are capitalized and depreciated over the engine assets' useful life to a residual value. The Company depreciates the engines on a straight-line basis over the assets' useful life from the acquisition date to a residual value. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life. The Company believes this methodology accurately reflects the typical holding period for the assets and that the residual value assumption, which is dependent on the Company's eventual plan for the engine assets (i.e. whole asset sale, part-out, etc.), reasonably approximates the selling price of the assets.

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

Accounting for Debt - Trust Preferred Securities and Warrant Liability – On June 10, 2019, the Company issued an aggregate of 1.6 million TruPs in the amount of $4.0 million in a non-cash transaction. In connection with the issuance of these TruPs, the Company also issued an aggregate of 8.4 million warrants (representing warrants to purchase $21.0 million in stated value of TruPs). A warrant for mandatorily redeemable shares conditionally obligates the issuer to ultimately transfer assets—the obligation is conditioned only on the warrant's being exercised because the shares will be redeemed. Thus, warrants for mandatorily redeemable shares are liabilities under ASC 480. In total, 5.3 million Warrants were exercised and the remaining 3.1 million Warrants expired on August 30, 2021.

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

Per the Operating Agreement, the Contrail's non-controlling interest is redeemable at fair value, which is determined using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. Contrail’s market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail. The Contrail's non-controlling interest is adjusted each reporting period for income (or loss) attributable to the non-controlling interest as well as any applicable distributions made. A measurement period adjustment, if any, is then made to adjust the non-controlling interest to the higher of the redemption value (fair value) or carrying value each reporting period. These fair value adjustments are recognized through retained earnings and are not reflected in the Company's Consolidated Statements of Income (Loss). When calculating earnings per share attributable to the Company, the Company adjusts net income attributable to the Company for the measurement period adjustment to the extent the redemption value exceeds the fair value of the non-controlling interest on a cumulative basis. As of March 31, 2023, the fair value of the Contrail's redeemable non-controlling interest is $8.0 million. See Note 24, Commitments and Contingencies.
The Shanwick's non-controlling interest is redeemable at established multiples of EBIT and, as such, is considered redeemable at other than fair value. It is recorded on our consolidated balance sheets at estimated redemption value within redeemable non-controlling interests, and changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. As of March 31, 2023, the estimated redemption value of Shanwick's redeemable non-controlling interest is $4.7 million. See Note 24, Commitments and Contingencies.
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
The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income (loss). These pass-through costs totaled $29.2 million and $23.0 million for the years ended March 31, 2023 and 2022, respectively.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU 2022-06- Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the implementation deadline of Topic 848 from December 31, 2022, to December 31, 2024. The Company is currently in the process of converting our LIBOR-based contracts, hedging relationships, and other transactions to other reference rates. We anticipate to be completed by September 30, 2023.

2.    ACQUISITIONS
Worldwide Aviation Services, Inc.
On January 31, 2023, the Company acquired Worldwide Aircraft Services, Inc. ("WASI"), a Kansas corporation that services the aircraft industry across the United States and internationally through the operation of a repair station which is located in Springfield, Missouri at the Branson National Airport. The acquisition was was funded with cash and the loans described in Note 14 of this report. WASI is included within the Overnight air cargo segment.
The acquisition date's fair value of the consideration is summarized in the table below (in thousands):

January 31, 2023
Cash consideration	$1,628
Seller's Note	$1,370
Total consideration	$2,998
The transaction was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their fair values as of January 31, 2023, with the excess of total consideration above fair value of net assets acquired recorded as goodwill. The following table outlines the consideration transferred and purchase price allocation at the respective fair values as of January 31, 2023 (in thousands):

January 31, 2023
ASSETS
Accounts receivable	$1,037
Inventory	517
Other current assets	97
Property, plant and equipment, net	403
Intangible -Trade Name	342
Intangible - Non-competition Agreement	19
Intangible - Customer Relationships	683
Other assets	20
Total assets	$3,118

LIABILITIES
Accounts payable	61
Accrued expenses and deferred revenue	635
Total liabilities	$696

Net assets acquired	$2,422

Consideration paid	2,998
Less: Cash acquired	(500)
Less: Net assets acquired	(2,422)
Goodwill	$76
As of March 31, 2023, the purchase price allocation is final.
The following table sets forth the revenue and expenses of WASI that are included in the Company’s condensed consolidated statement of income for the fiscal year ended March 31, 2023 (in thousands):

Income Statement Post-Acquisition
Revenue	$929
Cost of Sales	676
Operating Expenses	425
Operating Loss	(172)
Non-operating expense	(22)
Net loss	$(194)
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

3.    MAJOR CUSTOMER
Approximately 36% and 41% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2023 and 2022, respectively. Approximately 16% and 15% of the Company’s consolidated accounts receivable at March 31, 2023 and 2022, respectively, were due from FedEx Corporation.

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

	Fair Value Measurements at March 31,
	2023	2022
Marketable securities (including restricted investments) (Level 1)	$2,161	$2,550
Interest rate swaps (Level 2)	2,420	889
Contrail's redeemable non-controlling interest (Level 3)	$7,972	$7,178
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
The fair value measurements which use significant observable inputs (Level 3), changed due to the following (in thousands):

Contrail's Redeemable Non-Controlling Interest
Beginning Balance as of April 1, 2022	$7,178
Contribution from non-controlling member	—
Distribution to non-controlling member	—
Net loss attributable to non-controlling interests	(954)
Fair value adjustment - Contrail (Note 24)	1,748
Ending Balance as of March 31, 2023	$7,972
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their fair values at March 31, 2023 and 2022.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company determines fair value of engine assets on lease or held for lease by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors such as current data from manufacturers as well as specific market sales. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of engine assets on lease or held for lease. As of March 31, 2023, as a result of our year-end valuation, we did not identify any impairment on our engine assets on lease or held for lease.

5.    INVENTORIES
Inventories consisted of the following (in thousands):

	Year Ended March 31,
	2023	2022
Overnight air cargo:
Finished goods	546	28
Ground equipment manufacturing:
Raw materials	4,589	4,688
Work in process	153	2,437
Finished goods	6,976	9,264
Corporate and other:
Raw materials	794	705
Finished goods	726	728
Commercial jet engines and parts:
Whole engines available for sale or tear-down	10,141	15,403
Parts	50,813	45,036
Total inventories	74,738	78,289
Reserves	(3,613)	(3,122)
Total inventories, net of reserves	$71,125	$75,167

A write-down of $7.3 million was recorded on the inventory of the commercial jet engines and parts segment during the fiscal year ended March 31, 2023, of which, $5.4 million was due to a management decision to monetize three engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds. The remainder of the write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2023, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

6.    LESSOR ARRANGEMENTS

Assets on lease

The Company leases equipment to third parties, primarily through Contrail which leases engines to aviation customers with lease terms between 1 and 3 years under operating lease agreements. For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the leases. The Company depreciates the engines on a straight-line basis over the assets' useful life from the acquisition date to a residual value. Depreciation expense relating to engines on lease was $1.6 million and $0.3 million for the fiscal years ended March 31, 2023 and 2022, respectively.

Future minimum rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. Contingent rent earned totaled approximately $0 and $0.1 million for the fiscal years ended March 31, 2023 and 2022, respectively. As of March 31, 2023, future minimum rental payments to be received under non-cancelable leases are as follows (in thousands):

Year ended March 31,
2024	$94
2025	83
2026	7
2027	—
2028	—
Thereafter	—
Total	$184

As of March 31, 2023, Contrail has received its return-to-condition compensation ("engine compensation") in the amount of $4.6 million on a previously leased engine that terminated in December 2022.

Office leases

The Company, through its wholly owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. The Company depreciates the assets on a straight-line basis over the assets' useful life. Depreciation expense relating to office leases was $0.3 million and $0.1 million for the fiscal years ended March 31, 2023 and 2022, respectively.

We recognized rental and other revenues related to operating lease payments of $1.4 million and $0.4 million, respectively, of which variable lease payments were $0.6 million and $0.2 million during the fiscal years ended March 31, 2023 and 2022, respectively. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of March 31, 2023:

Year ended March 31,
2024	$921
2025	863
2026	852
2027	839
2028	727
Thereafter	3,139
Total	$7,341

7.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Year Ended March 31,
	2023	2022
Furniture, fixtures and equipment	$6,547	$6,470
Leasehold improvements	7,666	6,297
Building	13,850	13,850
	28,063	26,617
Accumulated depreciation	(6,624)	(5,405)
Property and equipment, net	$21,439	$21,212

8.    INTANGIBLES
Intangibles consisted of the following (in thousands):

	Year Ended March 31,
	2023	2022
Purchased software	$544	$447
Internally developed software	3,672	4,112
In-place lease and other intangibles	1,094	1,108
Customer relationships	8,050	7,694
Patents	1,112	1,112
Other	1,782	1,391
	16,254	15,864
Accumulated amortization	(4,191)	(2,947)
	12,063	12,917
In-process software	40	343
Intangible assets, total	$12,103	$13,260
In the fiscal year ended March 31, 2023, the Company impaired $0.3 million of previously capitalized costs related to a software project that was deemed no longer probable to be completed and placed in service.
The components of purchased intangible assets for WASI were as follows (in thousands):

		March 31, 2023
	Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount

Customer relationships	8 years, 10 months	$683	$13	670
Other	14 years, 4 months	361	4	357
	10 years, 9 months	$1,044	$17	$1,027
Based on the intangible assets recorded at March 31, 2023 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)	Amortization
2024	$1,236
2025	1,165
2026	1,081
2027	1,025
2028	976
Thereafter	6,580
$12,063

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
On January 7, 2022, Contrail completed an interest rate swap transaction with Old National Bank ("ONB") with respect to the $43.6 million loan made to Contrail in November 2020 pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve ("Contrail - Term Note G"). The purpose of the floating-to-fixed interest rate swap transaction was to effectively fix the loan interest rate at 4.68%. As of February 24, 2022, this swap contract has been designated as a cash flow hedging instrument and qualified as an effective hedge in accordance with ASC 815. During the period between January 7, 2022 and February 24, 2022, the Company recorded a loss of approximately $0.1 million in the consolidated statement of income (loss) due to the changes in the fair value of the instrument prior to the designation and qualification of this instrument as an effective hedge. After it was deemed an effective hedge, the Company recorded changes in the fair value of the instrument in the consolidated statement of comprehensive income (loss). On March 30, 2023, Contrail made a prepayment of $6.7 million on Contrail - Term Note G. As a result of this prepayment, the Company determined that the interest rate swap on Contrail - Term Note G was no longer an effective hedge. The Company will amortize the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Contrail - Term Note G at the time of de-designation into earnings over the remainder of its term. In addition, any changes in the fair value of Contrail - Term Note G's swap after March 30, 2023 are recognized directly into earnings.
For the swaps related to Air T Term Note D and Contrail - Term Note G (prior to March 30, 2023), the effective portion of changes in the fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transactions affect earnings. The interest rate swaps are considered Level 2 fair value measurements. As of March 31, 2023 and March 31, 2022, the fair value of the interest-rate swap contracts was an asset of $2.4 million and $0.9 million, respectively, which is included within other assets in the consolidated balance sheets. During the years ended March 31, 2023 and 2022, the Company recorded a gain of approximately $1.0 million and $0.9 million, net of tax, respectively, in the consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the fiscal year ended March 31, 2023, the Company recorded no gain and $0.3 million loss related to these derivative instruments. During the fiscal year ended March 31, 2022, the Company did not record any gain or loss related to these derivative instruments.
The following table presents these derivative instruments at fair value in the condensed consolidated balance sheets as of March 31, 2023 and March 31, 2022 (in thousands):

(In thousands)	March 31, 2023	March 31, 2022
Assets:
Exchange-traded options & futures
Other current assets	$179	$—
Total assets	179	—
Liabilities:
Exchange-traded options & futures
Accrued Expenses and other	2	—
Total liabilities	$2	$—

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income (loss). The fair market value of marketable equity securities is determined based on quoted market prices in active markets. During the fiscal year ended March 31, 2023, the Company had a gross unrealized gain aggregating to $0.5 million and a gross unrealized loss aggregating to $0.9 million. During the fiscal year ended March 31, 2022, the Company had a gross unrealized gain aggregating to $2.8 million and a gross unrealized loss aggregating to $2.4 million. These unrealized gains and losses are included in Other income (loss) on the consolidated statement of income (loss).

The market value of the Company’s equity securities and cash held by the broker are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2023 and 2022, the Company had $0.1 million and $0 of outstanding borrowings under its margin account, respectively. As of March 31, 2023 and 2022, the Company had cash margin balances related to exchange-traded equity securities and securities sold short of $0.2 million and $0, respectively, which is reflected in other current assets on the consolidated balance sheets. The interest rate on margin account borrowings was 6.33% as of March 31, 2023.

10.    EQUITY METHOD INVESTMENTS
The Company’s investment in Insignia is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of March 31, 2023, the number of Insignia's shares owned by the Company was 0.5 million, representing approximately 27% of the outstanding shares. During the fiscal year ended March 31, 2021, due to loss attributions and impairments taken in prior fiscal years, the Company's net investment basis in Insignia was reduced to $0. On August 23, 2021, Insignia restated its 10-K for the fiscal year ended December 31, 2020 and its 10-Q for the quarter ended March 31, 2021. The Company evaluated these restatements and determined that they would not result in any additional impact on the Company's condensed consolidated financial statements. During the three months ended September 30, 2022, Insignia recorded net income of $11.8 million, which was primarily driven by a gain on litigation settlement of $12.0 million. During the fiscal year ended March 31, 2023, the Company's share of Insignia's net income for twelve months ended December 31, 2022 was $3.1 million. The Company applied $1.4 million to offset the cumulative value of unrecorded share of losses, resulting in net income recognition of $1.7 million. As of March 31, 2023, the Company's net investment basis in Insignia is $1.7 million.
The Company's 20.1% investment in CCI is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. For the fiscal year ended March 31, 2023, the Company recorded income of $0.8 million as its share of CCI's net income for the twelve months ended December 31, 2022, along with a basis difference adjustment of $50.0 thousand. The Company's net investment basis in CCI is $3.1 million as of March 31, 2023. During the quarter ended December 31, 2022, the Company also paid off the $2.0 million promissory note payable to CCI. See Note 14.
Summarized audited financial information for the Company's equity method investees for the twelve months ended December 31, 2022 and December 31, 2021 are as follows (in thousands):

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Revenue	$146,399	$115,051
Gross Profit	20,668	5,642
Operating income (loss)	16,631	(9,627)
Net income (loss)	14,256	(7,473)
Net income (loss) attributable to Air T, Inc. stockholders	$2,473	$(815)

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

The Company qualified for federal government assistance through the ERC provisions for the period between January 1, 2021 and September 30, 2021. As of March 31, 2022, we recognized the one-time refunds totaling $9.1 million which was included on the Consolidated Balance Sheets as an Employee Retention Credit receivable, as well as on the Consolidated Statements of Income (Loss) as an offset to the related employee expenses within general and administrative expenses in the fiscal year ended March 31, 2022. During the fiscal year ended March 31, 2023, the Company received $8.2 million of the total refunds, leaving $0.9 million in the Employee Retention Credit receivable.

12.     ACCRUED EXPENSES

	Year ended March 31,
(In thousands)	2023	2022

Salaries, wages and related items	$4,748	$4,232
Profit sharing and bonus	1,672	1,365
Other deposits	2,560	2,948
Other	4,153	4,846
Total	$13,133	$13,391

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

The components of lease cost for the fiscal years ended March 31, 2023 and 2022 are as follows (in thousands):

	Twelve Months Ended March 31, 2023	Twelve Months Ended March 31, 2022
Operating lease cost	$2,078	$2,102
Short-term lease cost	730	603
Variable lease cost	625	722
Total lease cost	$3,433	$3,427
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of the fiscal years ended March 31, 2023 and 2022 were as follows (in thousands):

	March 31, 2023	March 31, 2022
Operating leases
Operating lease ROU assets	$11,666	$7,354
Operating lease liabilities	$12,435	$8,177

Weighted-average remaining lease term
Operating leases	12 years, 10 months	13 years, 5 months

Weighted-average discount rate
Operating leases	4.95%	4.33%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the fiscal year ended March 31, 2023 are as follows (in thousands):

Operating Leases
2024	$2,265
2025	2,112
2026	1,827
2027	1,674
2028	1,202
Thereafter	8,944
Total undiscounted lease payments	18,024
Interest	(4,698)
Discount	(891)
Total lease liabilities	$12,435

14.    FINANCING ARRANGEMENTS
Borrowings of the Company and its subsidiaries are summarized below at March 31, 2023 and March 31, 2022, respectively.

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

Each of the Company subsidiaries that has guaranteed the MBT revolving facility executed a guaranty acknowledgment in which they agreed to guaranty the Overline Note and acknowledged, among other things, that the Overline Note would not impair the lenders rights under the previously executed guaranty or security agreement.

The Overline Note and commitment matures on the earlier of March 31, 2023 or the date on which the Company receives all funds from the Company’s Employee Retention Credit ("ERC") application (estimated at approximately $9.1 million) plus the full receipt of the Company’s carryback tax refund for the year (estimated at approximately $2.6 million). As of March 31, 2023, the Overline Note was paid in full and terminated.

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

On January 31, 2022 the Company funded the WASI acquisition through (i) a promissory note to Worldwide Aviation, LLC, (ii) cash, and (iii) an additional secured loan from MBT. The promissory note to Worldwide Aviation, LLC in the amount of $1.5 million bears a fixed interest rate of 6.00% and is payable via periodic payments up to the January 1, 2026 maturity date. In connection with the acquisition, the Company and Jet Yard entered Amendment No. 2 to the Third Amended and Restated Credit Agreement (“Amendment No. 2”) with MBT. Amendment No. 2 amends the Third Amended and Restated Credit Agreement dated as of August 31, 2021 as amended by that certain Amendment No. 1 to the Third Amended and Restated Credit Agreement dated June 9, 2022. Amendment No. 2 provides for a new term loan (“Term Loan F”) in the amount of $1.0 million to help finance a portion of the consideration paid by the Company for WASI. Pursuant to the amendment, the Company executed Term Note F in favor of MBT in the original principal amount of $1.0 million. The note bears interest at a rate equal to the greater of six percent (6.00%) or the prime rate plus one percent (1.00%). The note obligates the Company to make monthly payments of principal plus accrued interest commencing March 1, 2023. The note may be prepaid, in whole or part, at any time without penalty and final payment of all amounts due under the note is due January 31, 2028.

On March 22, 2023, Contrail entered into the First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement ("the Amendment") with ONB. The Amendment amends the Master Loan Agreement dated June 24, 2019 with principal revisions to: (i) Section 3 of the Second Amendment was revised so that exclusion of certain gains and losses from the definition of “net income” applies through September 30, 2023, not March 31, 2023; (ii) Section 5 of the Second Amendment relating to prepayment of Term Loan G was amended to eliminate the requirement that all asset sales during the period beginning with October 1, 2022 and ending on March 31, 2023 be applied as prepayments on Term Loan G; instead, the Amendment provision now reflects the agreement that voluntary payments totaling $20.0 million would be made by the borrower on Term Loan G no later than September 30, 2023; and, (iii) a revolving note resting period covenant was added to the Amendment whereby the outstanding principal balance on the revolving note would be paid to zero (0) for at least thirty (30) consecutive days during each annual period ending on the anniversary date of the revolving note, provided the borrower has not achieved a debt service coverage ratio of 1.10:1. As mentioned in Note 9, during the quarter ended March 31, 2023, Contrail made a prepayment of $6.7 million on Term Loan G without penalty.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of March 31, 2023 and 2022:

(In Thousands)	March 31, 2023	March 31, 2022	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$8,742	$10,969	8/31/2023[2]	Greater of 2.50% or Prime - 1.00%	$8,258
Overline Note - MBT	—	—	3/31/2023[3]	Greater of 2.50% or Prime + 0.50%
Term Note A - MBT	7,762	8,542	8/31/2031	3.42%
Term Note B - MBT	2,740	3,014	8/31/2031	3.42%
Term Note D - MBT	1,338	1,405	1/1/2028	1-month LIBOR + 2.00%
Term Note E - MBT	800	2,316	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Term Note F - MBT	983	—	1/31/2028	Greater of 6.00% or Prime + 1.00%
Promissory Note - CCI	—	—	12/30/2022	10.00%
Debt - Trust Preferred Securities	25,598	25,567	6/7/2049	8.00%
Total	47,963	51,813

AirCo 1 Debt
Term Loan - Park State Bank ("PSB")	6,393	6,393	12/11/2025	3-month LIBOR + 3.00%[4]
Total	6,393	6,393

Jet Yard Debt
Term Loan - MBT	1,844	1,943	8/31/2031	4.14%
Total	1,844	1,943

Contrail Debt
Revolver - ONB	12,441	3,843	9/5/2023	1-month LIBOR + 3.45%[5]	12,559
Term Loan G - ONB	38,180	44,918	11/24/2025	1-month LIBOR + 3.00%[6]
Term Loan H - ONB	—	8,698	8/18/2023	Wall Street Journal (WSJ) Prime Rate + 0.75%
Total	50,621	57,459

Delphax Solutions Debt
Canadian Emergency Business Account Loan	30	32	12/31/2025	5.00%
Total	30	32

Wolfe Lake Debt
Term Loan - Bridgewater	9,586	9,837	12/2/2031	3.65%
Total	9,586	9,837

Air T Acquisition 22.1
Term Loan - Bridgewater	4,500	5,000	2/8/2027	4.00%
Term Loan A - ING	2,610	3,341	2/1/2027	3.50%
Term Loan B - ING	1,088	1,114	5/1/2027	4.00%
Total	8,198	9,455

WASI Debt
Promissory Note - Seller's Note	1,279	—	1/1/2026	6.00%
Total	1,279	—

Total Debt	125,914	136,932

Unamortized Debt Issuance Costs	(829)	(1,124)
Total Debt, net	$125,085	$135,808
Fiscal 2023's weighted average interest rate on short term borrowings outstanding was 7.77% . The weighted average interest rate on short term borrowings outstanding as of March 31, 2022 was 3.90%.
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
At March 31, 2023, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Fiscal year ended	Amount
2024	$38,736
2025	10,878
2026	27,034
2027	5,538
2028	4,016
Thereafter	39,712
125,914
Unamortized Debt Issuance Costs	(829)
$125,085
The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.
Fair Value of Debts - As of March 31, 2023 and 2022, the carrying amounts reported in the consolidated balance sheets for the Company’s debt instruments approximate the fair values. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debts.
Interest Expense, net - The components of net interest expense during the years ended March 31, 2023 and March 31, 2022 are as follows (in thousands):

	March 31, 2023	March 31, 2022
Contractual interest	$7,932	$4,808
Amortization of deferred financing costs	331	367
Interest income	(328)	(227)
Total	$7,935	$4,948
2 On June 23, 2023, the Company and MBT entered into amendments to the MBT revolving credit agreement and related promissory note. The amendments extended the maturity date of the credit facility to August 31, 2024, among other changes. See Note 26.
3 Earlier of 3/31/23 or the date on which Air T has received the payment from the federal income tax refunds in the amount of approximately $2.6 million and Employee Retention Tax Credits in an amount not less than $9.1 million. As of March 31, 2023, the Overline Note was paid in full and terminated.
4 On May 26, 2023, AirCo 1 executed an Amendment to Main Street Priority Loan Agreement with PSB. The Amendment replaces the three-month LIBOR benchmark applicable to the loan with a three-month SOFR based rate, which is defined as the three-month SOFR rate plus 3.26%. See Note 26.
5 Effective May 26, 2023, Contrail amended the Promissory Note Revolving Note with ONB to replace the LIBOR based interest rate with a one-month SOFR based rate. The applicable interest rate is now the one-month SOFR-based rate, as defined in the loan agreement, plus 3.56%. See Note 26.
6 Effective May 26, 2023, Contrail amended the Promissory Note Term Note G with ONB to replace the one-month LIBOR based interest rate with a one-month SOFR-based rate. The principal amount of the loan was $38.2 million on the effective date of the amended documents and the applicable interest rate is now the one-month SOFR based rate, as defined in the loan agreement, plus 3.11%. See Note 26.

15.    RELATED PARTY MATTERS
Contrail leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a limited liability company whose membership interests are owned by Mr. Joseph Kuhn, Contrail's Chief Executive Officer and Mrs. Miriam Cohen-Kuhn, Contrail's Chief Financial Officer, equally. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of approximately $0.2 million to Cohen Kuhn Properties, LLC pursuant to such lease during the period from April 1, 2022 through March 31, 2023. This lease expires on July 17, 2026. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.
Gary S. Kohler, a director of the Company, entered into an employment agreement with Blue Clay Capital Management, a wholly-owned subsidiary of the Company, in the Corporate and other segment, to serve as its Chief Investment Officer in return for an annual salary of $51.5 thousand plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses.
Nick Swenson, CEO of the Company, is also the majority shareholder of CCI. As of March 31, 2023, Mr. Swenson owned 69.9% of ownership interests in CCI. Under the VIE model, Mr. Swenson is the primary beneficiary of CCI due to the high extent of his ownership relative to other shareholders of CCI, and the lack of shared power between Mr. Swenson and the Company ("the related party group") to direct the activities of CCI that most significantly impact CCI’s economic performance.
Air T Acquisition 22.1's term loan with Bridgewater is secured by a first lien on all of the assets of the Subsidiary, a pledge of $5.0 million, 8.0% TruPs, and a personal guaranty of the Company’s Chairman, President and Chief Executive Officer Nicholas Swenson.
In November 2021, Air T engaged Thomas Funds Americas, LLC ("TFA") to perform certain investment consultation services for the Company. Manit Rye, an employee of Air T, is the managing member of TFA. As of March 31, 2023, the Company has paid approximately $0.1 million to TFA to compensate for services rendered.

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
Air T's 2012 Stock Option Plan
No options were granted under Air T, Inc.’s 2012 Stock Option Plan during the fiscal years ended March 31, 2023 and 2022. No stock-based compensation expense with respect to this plan was recognized for the year ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was no unrecognized compensation expense related to the Air T's 2012 stock options.
In Fiscal 2023, 3,750 options were exercised under the Air T's 2012 Stock Option Plan at $5.75 per share, which was disclosed within our condensed consolidated statement of equity. 7,500 unexpired options remain outstanding under this plan as of March 31, 2023.
Option activity during the fiscal years ended March 31, 2022 and 2023 is summarized below (in thousands, except for shares):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	11,250	$6.61	2.07	$193,000
Granted	—	—
Exercised	—	—
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2022	11,250	6.61	1.07	182,000
Granted	—	—
Exercised	(3,750)	5.75
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2023	7,500	7.04	0.40	135,000
Exercisable at March 31, 2023	7,500	$7.04	0.40	$135,000
Air T's 2020 Omnibus Stock and Incentive Plan
On December 29, 2020, the Company’s Board of Directors unanimously approved the 2020 Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. Through March 31, 2023, options to purchase up to 326,000 shares have been granted under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. As of the first vesting date on June 30, 2022, 32,600 shares did not meet the stock price condition and therefore, could not be exercised. As of March 31, 2023, the remaining number of options that grantees are able to exercise is 293,400. The Company uses the Black-Scholes option pricing model to value stock options granted under the Air T's 2020 Omnibus Stock and Incentive Plan. We determined that the fair value of the Plan at inception was $1.3 million.
The key assumptions used in the Plan's Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.94%
Expected dividend yield	—
Expected term	10 years
Expected volatility	44.29%

We do not anticipate significant forfeitures and elected to account for forfeitures as they occur. During fiscal years ended March 31, 2023 and 2022, total compensation cost recognized under the Plan was $0.3 million and $0.4 million, respectively. The unrecognized compensation cost related to nonvested awards is $0.6 million, which is expected to be recognized over a weighted average period of 8.25 years.

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
The following is a description of the Company’s performance obligations as of March 31, 2023:

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

The following table summarizes disaggregated revenues by type (in thousands):

	Year Ended March 31, 2023	Year Ended March 31, 2022
Product Sales
Air Cargo	$29,493	$23,011
Ground equipment sales	47,100	40,676
Commercial jet engines and parts	89,700	49,356
Corporate and other	266	285
Support Services
Air Cargo	60,857	51,344
Ground equipment sales	587	518
Commercial jet engines and parts	9,539	7,049
Corporate and other	4,328	1,167
Leasing Revenue
Air Cargo	—	—
Ground equipment sales	154	383
Commercial jet engines and parts	2,365	1,156
Corporate and other	1,582	571
Other
Air Cargo	193	54
Ground equipment sales	644	662
Commercial jet engines and parts	133	128
Corporate and other	382	717

Total	$247,323	$177,077

See Note 21 for the Company's disaggregated revenues by geographic region and Note 22 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs
Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2022 and March 31, 2023 and the amount of contract liabilities that were recognized as revenue during the year ended March 31, 2023 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities Recognized as Revenue
As of March 31, 2023	$5,000
As of April 1, 2022	4,727
For the Year ended March 31, 2023		$(3,984)

18.    EMPLOYEE BENEFITS
The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(e) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the years ended March 31, 2023 and 2022 was approximately $0.7 million and $0.6 million, respectively, and was recorded in the consolidated statements of income (loss).
The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2023 and 2022 was approximately $2.4 million and $2.0 million, respectively, and was recorded in general and administrative expenses in the consolidated statements of income (loss).

19.    INCOME TAXES
Income tax expense (benefit) attributable to (loss) income from continuing operations consists of (in thousands):

	Year Ended March 31,
	2023	2022
Current:
Federal	$46	$1,358
State	150	44
Foreign	845	134
Total current	1,041	1,536
Deferred:
Federal	29	(507)
State	(442)	140
Foreign	(196)	—
Total deferred	(609)	(367)

Total	$432	$1,169

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to pretax income (loss) from continuing operations as follows (in thousands):

	Year Ended March 31,
	2023		2022
Expected Federal income tax expense (benefit) U.S. statutory rate	$(2,384)	21.0%	$2,813	21.0%
State income taxes, net of federal benefit	(558)	4.9%	177	1.3%
Permanent Items	28	-0.2%	(165)	-1.2%
Micro-captive insurance benefit	(274)	2.4%	(233)	-1.8%
Change in valuation allowance	3,149	-27.7%	(2,251)	-16.8%
Income attributable to minority interest - Contrail	190	-1.7%	(174)	-1.3%
Write-off Delphax Tech SAS	—	0.0%	2,225	16.6%
PPP Loan Forgiveness	—	0.0%	(1,650)	-12.3%
Other differences, net	281	-2.5%	427	3.2%
Income tax expense (benefit)	$432	-3.8%	$1,169	8.7%

The Company did not record any liabilities for uncertain tax positions for the fiscal years ended March 31, 2023 and March 31, 2022.

The Company (exclusive of Delphax which has a full valuation allowance) has federal gross operating losses of $1.7 million and state gross operating losses of $9.4 million at March 31, 2023. These net operating losses will begin to expire in tax year 2031. The Company has foreign tax credits of $0.4 million that will begin to expire in tax year 2029.

DSI and Delphax (collectively known as the “Delphax entities”) are not included in Air T’s consolidated tax return. During the year ended March 31, 2023, DSI and Delphax accounted for $0.3 million and $0.0 million, respectively, of fiscal year 2023's valuation allowance effect. During the year ended March 31, 2022, each entity, respectively, accounted for $0.2 million and $(2.2) million of the fiscal year 2022's valuation allowance effect.

Deferred tax assets and liabilities were comprised of the following (in thousands):

	2023	2022
Net operating loss & attribute carryforwards	$5,968	$3,794
Unrealized losses on investments	1,740	1,669
Inventory reserve	851	682
Accrued vacation	421	327
Foreign tax credit	391	263
Accounts and notes receivable	182	235
Interest rate swaps	77	138
Investment in partnerships	1,723	671
Lease liabilities	3,000	1,691
Other deferred tax assets	115	286
Total deferred tax assets	14,468	9,756

Bargain purchase gain	(191)	(447)
Property and equipment	(1,804)	(1,532)
Right-of-use assets	(2,815)	(1,511)
Capital gain deferment	(1,799)	(1,696)
Foreign intangible assets	(2,159)	(2,572)
Other deferred tax liabilities	(110)	(36)
Total deferred tax liabilities	(8,878)	(7,794)

Net deferred tax assets	$5,590	$1,962

Less valuation allowance	(8,007)	(4,774)

Net deferred tax liabilities	$(2,417)	$(2,812)
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

Delphax maintains a September 30 fiscal year end and DSI maintains a March 31 fiscal year end. The returns for the fiscal years ended September 30, 2022 and March 31, 2023 have not yet been filed. The gross deferred tax balances related to the Delphax entities includes estimated foreign, U.S. federal and U.S. state loss carryforwards of $5.4 million, $8.4 million and $2.2 million, respectively. The net operating losses expire in varying amounts beginning in the tax year 2027.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for the Delphax entities' tax attributes, the Company has established a full valuation allowance of $3.4 million at March 31, 2023, and $3.1 million at March 31, 2022. The cumulative tax losses incurred by the Delphax entities in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against the Delphax entities’ net deferred tax assets.

The Company continues to assert that it will permanently reinvest any foreign earnings of DSI in a foreign country and will not repatriate those earnings back to the U.S. As a result of its permanent reinvestment assertion, the Company has not recorded deferred taxes related to DSI under the indefinite exception.

Valuation Allowance

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2023, a valuation allowance of $8.0 million (inclusive of the Delphax entities’ valuation allowances that were discussed above) has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Operating Revenues	$50,862	$60,688	$61,396	$74,377
Operating (Loss) Income, net of tax	(802)	(1,336)	108	(9,755)
Less: (Income) Loss attributable to non-controlling interests	(631)	104	(698)	715
Loss attributable to Air T, Inc. Stockholders	(1,433)	(1,232)	(590)	(9,040)

Basic Loss per share	$(0.50)	$(0.43)	$(0.21)	$(3.15)
Diluted Loss per share	$(0.50)	$(0.43)	$(0.21)	$(3.15)
Antidilutive shares excluded from computation of income (loss) per share	7	4	5	5

2022
Operating Revenues	36,968	43,238	45,433	51,438
Operating Income (Loss), net of tax	327	8,003	(1,189)	5,086
Less: Income attributable to non-controlling interests	(38)	(448)	(73)	(740)
Income (Loss) attributable to Air T, Inc. Stockholders	289	7,555	(1,262)	4,346

Basic Income (Loss) per share	$0.10	$2.62	$(0.44)	$1.51
Diluted Income (Loss) per share	$0.10	$2.60	$(0.44)	$1.51
Antidilutive shares excluded from computation of income (loss) per share	—	—	11	—

21.    GEOGRAPHICAL INFORMATION
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2023 and March 31, 2022 (in thousands):

	March 31, 2023	March 31, 2022
United States	$21,433	$34,067
Foreign	89	1,654
Total tangible long-lived assets, net	$21,522	$35,721
The Company’s tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent primarily engines on lease or held for lease at March 31, 2023. The net book value located within each individual country at March 31, 2023 is listed below (in thousands):

Country	March 31, 2023	March 31, 2022
Macau	$—	$1,351
Other	89	303
Total tangible long-lived assets, net	$89	$1,654
Total revenue, located in the United States, and outside the United States is summarized in the following table as of March 31, 2023 and March 31, 2022 (in thousands):

	March 31, 2023	March 31, 2022
United States	$199,572	$142,898
Foreign	47,751	34,179
Total revenue	$247,323	$177,077

22.    SEGMENT INFORMATION
The Company has four reportable segments: overnight air cargo, ground equipment sales, commercial jet engine and parts and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Year Ended March 31,
	2023	2022
Operating Revenues:
Overnight Air Cargo:
Domestic	$90,370	$65,441
International	173	8,968
Total Overnight Air Cargo	90,543	74,409
Ground Equipment Sales:
Domestic	38,652	35,089
International	9,833	7,150
Total Ground Equipment Sales	48,485	42,239
Commercial Jet Engines and Parts:
Domestic	67,599	40,798
International	34,138	16,891
Total Commercial Jet Engines and Parts	101,737	57,689
Corporate and Other:
Domestic	2,952	1,571
International	3,606	1,169
Total Corporate and Other	6,558	2,740
Total	247,323	177,077

Operating (Loss) Income:
Overnight Air Cargo	4,047	2,794
Ground Equipment Sales	3,141	3,220
Commercial Jet Engines and Parts	(957)	3,619
Corporate and Other	(10,638)	(878)
Total	(4,407)	8,755

Capital Expenditures:
Overnight Air Cargo	307	148
Ground Equipment Sales	35	156
Commercial Jet Engines and Parts	572	1,204
Corporate and Other	293	50
Total	1,207	1,558

Depreciation and Amortization:
Overnight Air Cargo	115	58
Ground Equipment Sales	164	234
Commercial Jet Engines and Parts	2,382	965
Corporate and Other	1,501	603
Total	$4,162	$1,860

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA by reportable segment for the fiscal year ended March 31, 2023 and 2022 (in thousands):

	Fiscal year 2023
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts		Corporate and Other	Total
Operating income (loss) from continuing operations	$4,047	$3,141	$(957)		$(10,638)	$(4,407)
Depreciation and amortization (excluding leased engines depreciation)	115	164	745		1,501	2,525
Asset impairment, restructuring or impairment charges	342	—	7,319	[7]	179	7,840
Loss (Gain) on sale of property and equipment	1	9	(2)		—	8
Securities expenses	—	—	—		63	63
Adjusted EBITDA	$4,505	$3,314	$7,105		$(8,895)	$6,029

	Fiscal year 2022
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss) from continuing operations	$2,794	$3,220	$3,619	$(878)	$8,755
Depreciation and amortization (excluding leased engines depreciation)	58	234	694	603	1,589
Asset impairment, restructuring or impairment charges	—	—	885	(80)	805
Loss on sale of property and equipment	2	1	2	—	5
Securities expenses	—	—	—	252	252
Adjusted EBITDA	$2,854	$3,455	$5,200	$(103)	$11,406
7 Included in the asset impairment, restructuring or impairment charges for the fiscal year ended March 31, 2023 was a write-down of $7.3 million on the commercial jet engines and parts segment's inventory, of which, $5.4 million was due to a management decision to monetize three engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds. The remainder of the write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2023, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

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
The computation of earnings per common share is as follows (in thousands, except per share data):

	Year Ended March 31,
	2023	2022
Net (loss) income from operations	$(11,785)	$12,227
Net income from operations attributable to non-controlling interests	(510)	(1,299)
Net (loss) income from operations attributable to Air T, Inc. Stockholders	(12,295)	10,928

(Loss) income from operations per share:
Basic	$(4.32)	$3.79
Diluted	$(4.32)	$3.78
Antidilutive shares excluded from computation of (loss) income per share	5	—

Weighted Average Shares Outstanding:
Basic	2,847	2,880
Diluted	2,847	2,888

24.     COMMITMENTS AND CONTINGENCIES

Contrail Put/Call Option
Contrail entered into an Operating Agreement in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller of Contrail. The Contrail Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail between the liabilities and equity sections of the accompanying consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $8.0 million as of March 31, 2023. The change in the redemption value compared to March 31, 2022 is an increase of $0.8 million. The increase was driven by $1.8 million of the net change in fair value, offset by $1.0 million of net loss attributable to the non-controlling interest. As of the date of this filing, neither the Seller nor Air T has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

Contrail Asset Management, LLC and CJVII, LLC
On May 5, 2021, the Company formed an aircraft asset management business called Contrail Asset Management, LLC (“CAM”), and an aircraft capital joint venture called CJVII, LLC (“CJVII”). The new ventures focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. The joint venture, CJVII, was formed as a series LLC ("CJVII Series"). It consists of several individual series that target investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM was formed to serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII Series as governed by the Management Agreement between CJVII and CAM (“Asset Management Function”), and 2) to directly invest into CJVII Series alongside other institutional investment partners (“Investment Function”).

CAM has two classes of equity interests: 1) common interests and 2) investor interests. Neither interest votes as the entity is operated by a Board of Directors. The common interests of CAM relate to its Asset Management Function. The investor interests of CAM relate to the Company’s and Mill Road Capital’s (“MRC”) investments through CAM into CJVII (the Investment Function) and ultimately into the individual CJVII Series. With regard to CAM’s common interests, the Company currently owns 90% of the economic common interests in CAM, and MRC owns the remaining 10%. MRC invested $1.0 million directly into CAM in exchange for 10% of the common interests. For the Asset Management Function, CAM receives origination fees, management fees, consignment fees (where applicable) and a carried interest from the direct investors into each CJVII Series. Such fee income and carried interest will be distributed to the Company and MRC in proportion to their respective common interests.

For its Investment Function, CAM’s initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. As of March 31, 2023, Air T has fulfilled its Investment Function initial commitment to CAM.

Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of March 31, 2023, for its Investment Function, the Company has contributed $6.9 million to CAM’s Offshore Series and $0.6 million to CAM’s Onshore Series.

The Company determined that CAM is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not control CAM’s Board of Directors, which has the power to direct the activities that most significantly impact the economic performance of CAM. Accordingly, the Company does not consolidate CAM and has determined to account for this investment using equity method accounting. As of March 31, 2023, the Company's net investment basis in CAM is $5.7 million.

In connection with the formation of CAM, MRC has a fixed price put option of $1.0 million to sell its common equity in CAM to Air T at each of the first three (3) anniversary dates. At the later of (a) five (5) years after execution of the agreement and (b) distributions to MRC per the waterfall equal to their capital contributions, Air T has a call option and MRC has a put option on the MRC common interests in CAM. If either party exercises the option, the exercise price will be fair market value if Air T pays in cash at closing or 112.5% of fair market value if Air T opts to pay in three (3) equal annual installments after exercise. The Company previously recognized $1.0 million within “Other non-current liabilities” with an offset to equity as of March 31, 2022. We subsequently reviewed this accounting treatment and determined that there was no loss contingency that existed under ASC 450 as we did not expect the $1.0 million put option to be exercised in the money to MRC. As such, as of March 31, 2023, the Company reversed the $1.0 million previously recorded. This matter was not material to our consolidated financial statements for any quarterly or annual periods. With respect to the secondary put and call option, as it is priced at fair value, the Company also determined that there is no potential loss or gain upon exercise that would need to be recognized.

Shanwick Put/Call Option
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

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is $4.7 million as of March 31, 2023, which was comprised of the following (in thousands):

Shanwick's Redeemable Non-Controlling Interest
Beginning Balance as of April 1, 2022	$3,584
Contribution from non-controlling members	—
Distribution to non-controlling members	(336)
Net income attributable to non-controlling interests	189
Redemption value adjustments	1,301
Ending Balance as of March 31, 2023	$4,738

25.    SHARES REPURCHASE

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the year ended March 31, 2023, the Company repurchased 51,794 shares at an aggregate cost of $1.1 million, in which all were recorded as treasury shares. The Company has a total of 208,121 treasury shares as of March 31, 2023.

On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate (subject to certain thresholds being met) that will be applicable to the Company beginning in its Fiscal 2024, a 1% excise tax on share repurchases made after December 31, 2022, and created and extended certain tax-related energy incentives. The Company does not currently expect that the tax-related provisions of the IRA will have a material impact on its consolidated financial statements.

As a result of the IRA's enactment into law, the Company is now subject to a 1% excise tax on share repurchases, effective for share repurchases made after December 31, 2022. This excise tax may be reduced for the value of certain share issuances. The excise tax incurred in connection with the Company's stock repurchases during the fourth quarter of Fiscal 2023 was not material.

26.    SUBSEQUENT EVENTS

Amendment of ONB loans

Effective May 26, 2023, Contrail entered into the Fourth Amendment to Master Loan Agreement and the Amended and Restated Promissory Note Term Note G with ONB. The purpose of the amended documents was to replace the one-month LIBOR based interest rate with a one-month SOFR-based rate. All other material terms of the obligations remain the same. The principal amount of the loan was $38.2 million on the effective date of the amended documents and the applicable interest rate is now the one-month SOFR based rate, as defined in the loan agreement, plus 3.11%.

Effective May 26, 2023, Contrail entered into the First Amendment to Supplement #8 to Master Loan Agreement, the Fifth Amendment to Supplement #2 to the Master Loan Agreement and the Fourth Amended and Restated Promissory Note Revolving Note with ONB. The purpose of the amended documents was to replace the LIBOR based interest rate with a one-month SOFR based rate. All other material terms of the obligation remain the same. The maximum principal amount of the revolving note remains at $25.0 million and the applicable interest rate is now the one-month SOFR-based rate, as defined in the loan agreement, plus 3.56%.

Amendment of PSB Loan Agreement

On May 26, 2023, AirCo 1 executed an Amendment to Main Street Priority Loan Facility Term Loan Agreement with PSB. The Amendment replaces the three-month LIBOR benchmark applicable to the loan with a three-month SOFR based rate, which is defined as the three-month SOFR rate plus 3.26%. The principal amount of the loan was $6.4 million on the effective date of the amended agreement. The interest rate is to be determined on the 11th day of each month on the amounts that remain outstanding, commencing June 11, 2023.

Amendment of MBT Revolving Credit Agreement

On June 23, 2023, the Company and MBT entered into amendments to the MBT revolving credit agreement and related promissory note. The amendments extended the maturity date of the credit facility to August 31, 2024 and include the following changes:

1. A $2.0 million seasonal increase in the maximum amount available under the facility. The maximum amount of the facility will now increase to $19.0 million between May 1 and November 30 of each year and will decrease to $17.0 million between December 1 and April 30 of each year;
2.The reference rate for the interest rate payable on the revolving facility will change from Prime to SOFR, plus a spread. The exact spread over SOFR will change every September 30 and March 31 based on the Company calculated funded debt leverage ratio (defined as total debt divided by EBITDA). Depending on the result of the calculation, the interest rate spread applicable to the facility will range between 2.25% and 3.25%;
3.The unused commitment fee on the revolving credit facility will increase from 0.11% to 0.15%; and,
4.The covenant restricting the Company’s use of funds for “Other Investments” was revised to limit the Company to $5.0 million of “Other Investments” per year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A.    Controls and Procedures.
Disclosure Controls
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2023, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. GAAP.
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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2023 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Item 1.01 Entry into a Material Definitive Agreement.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On June 23, 2023, the Company and MBT entered into amendments to the MBT revolving credit agreement and related promissory note. The amendments extended the maturity date of the credit facility to August 31, 2024 and include the following changes:

1. A $2.0 million seasonal increase in the maximum amount available under the facility. The maximum amount of the facility will now increase to $19.0 million between May 1 and November 30 of each year and will decrease to $17.0 million between December 1 and April 30 of each year;
2.The reference rate for the interest rate payable on the revolving facility will change from Prime to SOFR, plus a spread. The exact spread over SOFR will change every September 30 and March 31 based on the Company calculated funded debt leverage ratio (defined as total debt divided by EBITDA). Depending on the result of the calculation, the interest rate spread applicable to the facility will range between 2.25% and 3.25%;
3.The unused commitment fee on the revolving credit facility will increase from 0.11% to 0.15%; and,
4.The covenant restricting the Company’s use of funds for “Other Investments” was revised to limit the Company to $5.0 million of “Other Investments” per year.

The foregoing summary of the terms of Amended and Restated Revolving Credit Note and Amendment No. 3 to Third Amended and Restated Credit Agreement are qualified in their entirety by reference to the amendment and promissory note filed as Exhibits 10.15, and 10.26 herewith. The changes to the revolving credit facility and related promissory note were acknowledged and agreed to by the non-borrower guarantor entities.

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
In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2023. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 for filing with the Securities and Exchange Commission.
June 27, 2023
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

Equity Compensation Plan Information
The following table provides information as of March 31, 2023, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders:
Air T 2012 Stock Option Plan	7,500	$7.04	—
Air T 2020 Omnibus Stock Option Plan	293,400	N/A	94,000

Equity compensation plans not approved by security holders:	—	—	—
Total	300,900	$7.04	94,000

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

Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
a.The following are incorporated herein by reference in Item 8 of Part II of this report:
(i)Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
(ii)Consolidated Balance Sheets as of March 31, 2023 and 2022.
(iii)Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended March 31, 2023 and 2022.
(iv)Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2023 and 2022.
(v)Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022.
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

3.2	Certificate of Amendment to Certificate of Incorporation dated August 18, 2021 (filed herewith)

3.3	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission File No. 001-35476)

4.1
Specimen Common Stock Certificate of Air T, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Amended Registration Statement on Form S-1/A dated January 22, 2019 (Registration Number 333-228485)

4.2	Description of Registered Securities, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022

4.3	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.4	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.5
Second Amendment to the Air T Funding Amended and Restated Trust Agreement dated as of March 3, 2021, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 5, 2021 (Commission File No. 001-35476)

4.6	Supplemental Indenture dated as of March 3, 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 5, 2021 (Commission File No. 001-35476)

4.7	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.8
Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.9	Interim Trust Agreement, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 filed November 20, 2018 (Registration Number 333-228485)

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

10.5	Air T, Inc. 2020 Omnibus Stock and Incentive Plan , incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*

10.6
Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*

10.7
Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014 (Commission File No. 001-35476)*

10.8
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

10.13
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

10.17
Amended and Restated Revolving Credit Note of Air T, Inc. to Minnesota Bank & Trust in the amount of $17,000,000 dated August 31, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.18	Amended and Restated Revolving Credit Note of Air T, Inc. to Minnesota Bank & Trust dated as of June 23, 2023.

10.19
Form of Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.20
Form of Amendment No. 1 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.21
Form of Amendment No. 2 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)

10.22
Form of Amended and Restated Credit Agreement between Air T, Inc. and Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2019) (Commission File No. 001-35476)

10.23
Amendment No. 1 to Amended and Restated Credit Agreement, dated September 24, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.24
Form of Amendment No. 2 to Amended and Restated Credit Agreement, dated December 31, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.25
Form of Second Amended and Restated Credit Agreement, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.26
Third Amended and Restated Credit Agreement between Air T, Inc. and Minnesota Bank & Trust dated as of August 31, 2021, without exhibits or schedules, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.27
Amendment No. 1 to Third Amended and Restated Credit Agreement by and between Air T, Inc, Jet Yard, LLC and Minnesota Bank & Trust dated June 9, 2022, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.28
Form of Amendment No. 2 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of January 31, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2023(Commission file No. 001-35476).

10.29	From of Amendment No. 3 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of June 23, 2023.

10.30	Form of Security Agreement, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 18, 2017 (Commission file No. 001-35476).

10.31
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.32
Amended and Restated Security Agreement by and amount Air T, Inc., the guarantors listed and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.33
Form of Air T, Inc. Term Note D in the principal amount of $1,680,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.34
Promissory Note and Business Loan Agreement executed as of March 7, 2018 between Contrail Aviation Support, LLC as Borrower, and Old National Bank as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2018) (Commission File No. 001-35476)

10.35
Form of Second Amended and Restated Promissory Note Revolving Note, dated January 24, 2020 in the principal amount of $40,000,000 to Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.36
Third Amended and Restated Promissory Note Revolving Note of Contrail Aviation Support, LLC to Old National Bank dated September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.37
Fourth Amended and Restated Promissory Note Revolving Note executed by Contrail Aviation Support, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.38
Form of Amended and Restated Guaranty in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.39
Amended and Restated Guaranty of various Air T subsidiaries in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.40	Guarantee Acknowledgment dated June 9, 2022, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.41
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.42
Form of Subordination Agreement among AirCo 1, LLC, Air T, Inc. and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.43
Form of Loan Agreement between AirCo 1, LLC and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.44
Form of Amendment No. 1 to Loan Agreement, dated February 25, 2020 by and between AirCo 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 25, 2020 (Commission File No. 001-35476)

10.45	Agreement as to Expenses dated as of June 10, 2019, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.46	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.47	Capital Securities Guarantee dated as of June 10, 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.48
Amendment to Capital Securities Guarantee Agreement, effective as of March 31, 2021, dated as of March 31, 2021, by and between Air T, Inc. and Delaware Trust Company incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2021 (Commission File Nos. 001-35476 and 001-38928)

10.49	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.50	Supplemental Indenture dated as of March 3, 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 3, 2021 (Commission File No. 001-35476)

10.51	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.52
Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

10.53	Interim Trust Agreement, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

10.54
Second Amended and Restated Trust Agreement dated as of June 23, 2021, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.55
Certificate of Interim Trust dated September 28, 2018, incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

10.57
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.58
First Amendment to Master Loan Agreement, dated November 24, 2020 between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.59
Second Amendment to Master Loan Agreement, dated November 10,2022 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (Commission File No. 001-35476)

10.60
First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement, dated March 22, 2023 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 22, 2023) (Commission File No. 001-35476)

10.61
Fourth Amendment to Master Loan Agreement by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.62
Supplement #1 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank. incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.63
Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, and Old National Bank. incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.64
Form of First Amendment to Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.65
Form of Second Amendment to Supplement #2 to Master Loan Agreement, dated January 24, 2020 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.66
Form of Third Amendment to Supplement #2 to Master Loan Agreement with Exhibit A, dated September 25, 2020 by and between Contrail Aviation Support, LLC and Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020) (Commission File No. 001-35476)

10.67
Fourth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank effective September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.68
Fifth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.69
Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.70
Contrail Aviation Leasing, LLC Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.71
Supplement #3 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.72
Supplement #4 to Master Loan Agreement, dated August 16, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.73
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note C in the principal amount of $13,000,594.00 to Old National Bank, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.74
Trustee Aircraft Security Agreement, dated August 16, 2019 by and between Wells Fargo Trust Company, National Association, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.75
Beneficial Interest Pledge Agreement, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.76
Form of Declaration of Trust (MSN 29922), dated June 26, 2019 by and between Contrail Aviation Leasing, LLC, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.77
Supplement #5 to Master Loan Agreement, dated October 30, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.78
Trustee Aircraft Security Agreement, dated October 30, 2019 by and between Wilmington Trust SP Services (Dublin) Limited, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.79
Beneficial Interest Pledge Agreement, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.80
Third Trust Assignment and Assumption Agreement, dated July 26, 2019 by and between Sapphire Finance I Holding Designated Activity Company and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.81
Amendment Number Five to Aircraft Lease Agreement, dated June 20, 2019 by and between Wells Fargo Trust Company, National Association and Sun Country, Inc. d/b/a Sun Country Airlines, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**

10.82
Form of Master Short-Term Engine Lease Agreement, IATA Document No. 5016-01, dated October 2012, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2019 (Commission File No. 001-35476)**

10.83
Purchase Agreement, dated December 13, 2019 by and between Wilmington Trust Services (Dublin) Limited and KG Aircraft Rotables Co., Ltd., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2019 (Commission File No. 001-35476)**

10.84
Deed of Lease Novation, dated December 20, 2019 by and between Leasing Ireland DAC, CRO No. 662616, MAM Seldon Aviation 2 Designated Activity Company, and SmartLynx Airlines Estonia Oü, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.85
Form of Supplement #6 to Master Loan Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616 and Old National Bank, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.86
Form of Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Contrail Aviation Leasing Ireland DAC, CRO No. 662616 Term Note E in the principal amount of $6,894,790.00 to Old National Bank, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.87
Form of Aircraft Security Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616, and Old National Bank, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.88
Form of Air T, Inc. Amendment to Continuing Guaranty in favor of Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.89
Form of Indemnity and Guaranty Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC and Contrail Aviation Leasing Ireland DAC, CRO No. 662616, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**

10.90
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.91
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 2, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.92
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 3, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**

10.93
Form of Supplement #7 to Master Loan Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.94
Form of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note F, dated February 3, 2020 in the principal amount of $8,500,000 to Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.95
Form of Aircraft Assets Security Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)

10.96
Form of Air T, Inc. Promissory Note, in the principal amount of $8,215,000 in favor of Minnesota Bank & Trust, dated April 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2020 (Commission File No. 001-35476)

10.97
Term Note E, in the principal amount of $9,463,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.98
Amended and Restated Term Note E of Air T, Inc. in the principal amount of $3,655,819.22 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.99
“Jet Yard Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.100
Amended and Restated Collateral Account Agreement between Jet Yard, LLD and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.101
“Ambry Hill Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.103 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.102
Amended and Restated Collateral Account Agreement between Ambry Hill Technologies, LLC and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.103
Supplement #8 to Master Loan Agreement dated November 24, 2020 between Borrowers Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Lender Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.104
First Amendment to Supplement #8 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.105
$43,598,000 Promissory Note – Term Note G of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated November 24, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.106
Amended and Restated Promissory Note Term Note G executed by Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.107
Commercial Security Agreement of Contrail Aviation Support, LLC dated November 24, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.108
Commercial Security Agreement of Contrail Aviation Leasing, LLC dated November 24, 2020., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.109
Term Loan Agreement for Mail Street Priority Loan Facility by and between Park State Bank and AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.110
Amendment to Main Street Priority Loan Facility Term Loan Agreement by and between Airco 1, LLC and Park State Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.111
$6,200,000 Main Street Priority Loan Facility Term of AirCo 1, LLC in favor of Park State Bank dated December 11, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.112
Security Agreement of AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.113
Pledge Agreement by and between AirCo, LLC and Park State Bank dated as of December 11, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.114
At the Market Offering Agreement dated as of May 14, 2021, by and among the Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021 (Commission File No. 001-35476)

10.115
First Amendment to At the Market Offering Agreement, dated November 18, 2021, by and between Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2021 (Commission File No. 001-35476)

10.116
Form of Contrail Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated May 5, 2021, by and among the Members listed therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)*

10.117
Form of Engine Purchase Agreement, dated December 23, 2020, by and between Equipment Lease Finance Corporation and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2021 (Commission File No. 001-35476)*

10.118
Form of Assignment, Assumption and Amendment Agreement dated March 30, 2021, by and among Engine Lease Finance Corporation, Companhia de Transportes Aereos Air Macau, SARL, and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2021 (Commission File No. 001-35476)*

10.119
Aircraft dry lease and services agreement between FedEx and CSA Air, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.120
Aircraft dry lease and services agreement between FedEx and Mountain Air Cargo, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.121
Joinder to Security Agreement between Minnesota Bank & Trust and Air'Zona Aircraft Services, Inc. dated June 23, 2021, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.122
Joinder to Guaranty of Air'Zona Aircraft Services, Inc. in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.123
Joinder to Security Agreement between Minnesota Bank & Trust and Jet Yard Solutions, LLC dated June 23, 2021, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.124
Joinder to Guaranty of Jet Yard Solutions, LLC in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.125
Air T, Inc. 2020 Omnibus Stock and Incentive Plan**, incorporated by reference to the Company's Definitive Proxy Statement as Appendix A on Form DEF 14A dated July 19, 2021 (Commission File No. 001-35476)

10.126
Jet Yard Term Note in the principal amount of $2,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.127
Guaranty of Jet Yard, LLC in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.128
Guaranty of Air T, Inc. in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.129
Cooperation Agreement by and among Insignia Systems, Inc., Nicholas J. Swenson, Air T, Inc., Groveland Capital LLC; AO Partners I, L.P.; AO Partners, LLC and Glenhurst Co., dated October 11, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2021 (Commission File No. 001-35476)

10.130
Real Estate Purchase Agreement between Air T, Inc. and WLPC East, LLC dated October 11, 2021, without exhibits, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 14, 2021 (Commission File No. 001-35476)

10.131	Opinion of Winthrop & Weinstine, P.A. incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K dated November 19, 2021 (Commission file No. 001-35476).

10.132
Promissory Note with Bridgewater Bank dated December 2, 2021 in the principal amount of $9,900,000, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.133
Combination Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with Bridgewater Bank dated December 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.134
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.135
Schedule to the 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC, including Swap Transaction Confirmation dated January 7, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.136
Form of Engine Sale Agreement between Finnair Aircraft Finance Oy and Contrail Aviation Support, LLC dated January 19, 2022.*, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2022 (Commission File No. 001-35476)

10.137
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

10.138
Form of Loan Agreement between Air T Acquisition 22.1, LLC and Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.139
Form of Air T Acquisition 22.1, LLC $5,000,000 Promissory Note to Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.140
Supplement #9 to Master Loan Agreement dated June 24, 2019 by and between CAS and Old National Bank dated February 18, 2022, without exhibits, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.141
Promissory Note Term Note H in the principal amount of $14,875,000 from CAS to Old National Bank dated February 18, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.142
Form of Security Agreement from CAS to Old National Bank dated February 18, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.143	Form of Overline Promissory Note dated June 9, 2022, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.144	Form Promissory Note dated September 30, 2022, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 4, 2022 (Commission file No. 001-35476).

10.145	Form of Term Note F dated January 31, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 31, 2023 (Commission file No. 001-35476).

10.146	The Company's Quarterly Report on Form 10-Q dated August 12, 2022 (Commission File No. 001-35476)

10.147	The Company’s Quarterly Report on Form 10-Q dated November 10, 2022 (Commission File No. 001-35476)

10.148	The Company’s Quarterly Report on Form 10-Q dated February 10, 2023 (Commission File No. 001-35476)

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

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

AIR T, INC.

By:	/s/ Nick Swenson
	Nick Swenson, Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: June 27, 2023

By:	/s/ Brian Ochocki
	Brian Ochocki, Chief Financial Officer (Principal Financial Officer)	Date: June 27, 2023

By:	/s/ Raymond Cabillot
	Raymond Cabillot, Director	Date: June 27, 2023

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 27, 2023

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 27, 2023

By:	/ s/ Peter McClung
	Peter McClung, Director	Date: June 27, 2023

By:	/s/ Travis Swenson
	Travis Swenson, Director	Date: June 27, 2023