Form 10-K/A
period 2023-03-31
AIR T INC
filed 2023-06-28
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

Air T, Inc.. (“Air T” or the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on June 27, 2023 (the “Original Filing”), as set forth in this Annual Report on Form 10K/A Amendment No. 1 (this “Amendment”).

This Amendment is being filed solely to amend Item 8 in order to include an updated audit opinion of Deloitte & Touche LLP, our independent registered public accounting firm, to replace an incorrect version of the opinion that was included in the Original Filing. There are no changes to our consolidated financial statements as set forth in the Original Filing.

Other than the inclusion within this Amendment of new certifications by management and a new consent of Deloitte & Touche LLP (and related amendment to the exhibit index), this Amendment speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

PART II
Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Air T, Inc.

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

This arrangement is recorded and disclosed as a redeemable non-controlling interest at fair value of $7.97 million as of March 31, 2023. The Company adjusts the redeemable non-controlling interest each reporting period to the higher of the redemption value or carrying value, using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. The determination of fair value includes estimation uncertainty under both approaches.

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

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of March 31, 2023 and 2022:

(In Thousands)	March 31, 2023	March 31, 2022	Maturity Date	Interest Rate	Unused commitments
Air T Debt
Revolver - MBT	$8,742	$10,969	8/31/2023[1]	Greater of 2.50% or Prime - 1.00%	$8,258
Overline Note - MBT	—	—	3/31/2023[2]	Greater of 2.50% or Prime + 0.50%
Term Note A - MBT	7,762	8,542	8/31/2031	3.42%
Term Note B - MBT	2,740	3,014	8/31/2031	3.42%
Term Note D - MBT	1,338	1,405	1/1/2028	1-month LIBOR + 2.00%
Term Note E - MBT	800	2,316	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Term Note F - MBT	983	—	1/31/2028	Greater of 6.00% or Prime + 1.00%
Promissory Note - CCI	—	—	12/30/2022	10.00%
Debt - Trust Preferred Securities	25,598	25,567	6/7/2049	8.00%
Total	47,963	51,813

AirCo 1 Debt
Term Loan - Park State Bank ("PSB")	6,393	6,393	12/11/2025	3-month LIBOR + 3.00%[3]
Total	6,393	6,393

Jet Yard Debt
Term Loan - MBT	1,844	1,943	8/31/2031	4.14%
Total	1,844	1,943

Contrail Debt
Revolver - ONB	12,441	3,843	9/5/2023	1-month LIBOR + 3.45%[4]	12,559
Term Loan G - ONB	38,180	44,918	11/24/2025	1-month LIBOR + 3.00%[5]
Term Loan H - ONB	—	8,698	8/18/2023	Wall Street Journal (WSJ) Prime Rate + 0.75%
Total	50,621	57,459

Delphax Solutions Debt
Canadian Emergency Business Account Loan	30	32	12/31/2025	5.00%
Total	30	32

Wolfe Lake Debt
Term Loan - Bridgewater	9,586	9,837	12/2/2031	3.65%
Total	9,586	9,837

Air T Acquisition 22.1
Term Loan - Bridgewater	4,500	5,000	2/8/2027	4.00%
Term Loan A - ING	2,610	3,341	2/1/2027	3.50%
Term Loan B - ING	1,088	1,114	5/1/2027	4.00%
Total	8,198	9,455

WASI Debt
Promissory Note - Seller's Note	1,279	—	1/1/2026	6.00%
Total	1,279	—

Total Debt	125,914	136,932

Unamortized Debt Issuance Costs	(829)	(1,124)
Total Debt, net	$125,085	$135,808
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
1 On June 23, 2023, the Company and MBT entered into amendments to the MBT revolving credit agreement and related promissory note. The amendments extended the maturity date of the credit facility to August 31, 2024, among other changes. See Note 26.
2 Earlier of 3/31/23 or the date on which Air T has received the payment from the federal income tax refunds in the amount of approximately $2.6 million and Employee Retention Tax Credits in an amount not less than $9.1 million. As of March 31, 2023, the Overline Note was paid in full and terminated.
3 On May 26, 2023, AirCo 1 executed an Amendment to Main Street Priority Loan Agreement with PSB. The Amendment replaces the three-month LIBOR benchmark applicable to the loan with a three-month SOFR based rate, which is defined as the three-month SOFR rate plus 3.26%. See Note 26.
4 Effective May 26, 2023, Contrail amended the Promissory Note Revolving Note with ONB to replace the LIBOR based interest rate with a one-month SOFR based rate. The applicable interest rate is now the one-month SOFR-based rate, as defined in the loan agreement, plus 3.56%. See Note 26.
5 Effective May 26, 2023, Contrail amended the Promissory Note Term Note G with ONB to replace the one-month LIBOR based interest rate with a one-month SOFR-based rate. The principal amount of the loan was $38.2 million on the effective date of the amended documents and the applicable interest rate is now the one-month SOFR based rate, as defined in the loan agreement, plus 3.11%. See Note 26.

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

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA by reportable segment for the fiscal year ended March 31, 2023 and 2022 (in thousands):

	Fiscal year 2023
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts		Corporate and Other	Total
Operating income (loss) from continuing operations	$4,047	$3,141	$(957)		$(10,638)	$(4,407)
Depreciation and amortization (excluding leased engines depreciation)	115	164	745		1,501	2,525
Asset impairment, restructuring or impairment charges	342	—	7,319	[6]	179	7,840
Loss (Gain) on sale of property and equipment	1	9	(2)		—	8
Securities expenses	—	—	—		63	63
Adjusted EBITDA	$4,505	$3,314	$7,105		$(8,895)	$6,029

	Fiscal year 2022
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss) from continuing operations	$2,794	$3,220	$3,619	$(878)	$8,755
Depreciation and amortization (excluding leased engines depreciation)	58	234	694	603	1,589
Asset impairment, restructuring or impairment charges	—	—	885	(80)	805
Loss on sale of property and equipment	2	1	2	—	5
Securities expenses	—	—	—	252	252
Adjusted EBITDA	$2,854	$3,455	$5,200	$(103)	$11,406
6 Included in the asset impairment, restructuring or impairment charges for the fiscal year ended March 31, 2023 was a write-down of $7.3 million on the commercial jet engines and parts segment's inventory, of which, $5.4 million was due to a management decision to monetize three engines by sale to a third party, in which the net carrying values exceeded the estimated proceeds. The remainder of the write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2023, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

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

PART III
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
3.1
Restated Certificate of Incorporation dated October 30, 2001, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012, and Certificate of Designation dated December 15, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014 (Commission File No. 001-35476)(1)

3.2	Certificate of Amendment to Certificate of Incorporation dated August 18, 2021(1)

3.3	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 21, 2012 (Commission File No. 001-35476)(1)

4.1
Specimen Common Stock Certificate of Air T, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Amended Registration Statement on Form S-1/A dated January 22, 2019 (Registration Number 333-228485)(1)

4.2	Description of Registered Securities, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022(1)

4.3	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)(1)

4.4	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)(1)

4.5
Second Amendment to the Air T Funding Amended and Restated Trust Agreement dated as of March 3, 2021, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 5, 2021 (Commission File No. 001-35476)(1)

4.6	Supplemental Indenture dated as of March 3, 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 5, 2021 (Commission File No. 001-35476)(1)

4.7	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)(1)

4.8
Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)(1)

4.9	Interim Trust Agreement, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 filed November 20, 2018 (Registration Number 333-228485)(1)

10.1
Premises and Facilities Lease dated November 16, 1995 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1995 (Commission File No. 001-35476)

10.2
Second Amendment to Premises and Facilities Lease dated as of October 15, 2015 between Global TransPark Foundation, Inc. and Mountain Air Cargo, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 001-35476)(1)

10.3
Air T, Inc. 2005 Equity Incentive Plan, incorporated by reference to Annex C to the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders on September 28, 2005, filed with the SEC on August 12, 2005 (Commission File No. 001-35476)*(1)

10.4
Form of Air T, Inc. Director Stock Option Agreement (2005 Equity Incentive Plan), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (Commission File No. 001-35476)*(1)

10.5
Air T, Inc. 2020 Omnibus Stock and Incentive Plan , incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*(1)

10.6
Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*(1)

10.7
Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014 (Commission File No. 001-35476)*(1)

10.8
Employment Agreement between Air T, Inc. and Brian Ochocki dated June 12, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2019 (Commission File No. 001-35476)(1)

10.9
Form of Air T, Inc. Term Note A in the principal amount of $10,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)(1)

10.10
Amended and Restated Term Note A of Air T, Inc. in the principal amount of $9,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.11
Form of Air T, Inc. Term Note B in the principal amount of $5,000,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)(1)

10.12
Amended and Restated Term Note B of Air T, Inc. in the principal amount of $3,166,666.52 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.13
Form of Air T, Inc. Revolving Credit Note in the principal amount of $10,000,000 to Minnesota Bank & Trust dated December 21, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)(1)

10.14
Form of Air T, Inc. Amended and Restated Revolving Credit Note in the principal amount of $13,000,000 to Minnesota Bank & Trust dated November 12, 2018, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)(1)

10.15
Form of Amended and Restated Revolving Credit Note in the principal amount of $17,000,000 to Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)(1)

10.16
Amended and Restated Revolving Credit Agreement, in the principal amount of $17,000,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)(1)

10.17
Amended and Restated Revolving Credit Note of Air T, Inc. to Minnesota Bank & Trust in the amount of $17,000,000 dated August 31, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.18	Amended and Restated Revolving Credit Note of Air T, Inc. to Minnesota Bank & Trust dated as of June 23, 2023.(1)

10.19
Form of Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)(1)

10.20
Form of Amendment No. 1 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)(1)

10.21
Form of Amendment No. 2 to Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-35476)(1)

10.22
Form of Amended and Restated Credit Agreement between Air T, Inc. and Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2019) (Commission File No. 001-35476)(1)

10.23
Amendment No. 1 to Amended and Restated Credit Agreement, dated September 24, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.24
Form of Amendment No. 2 to Amended and Restated Credit Agreement, dated December 31, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**(1)

10.25
Form of Second Amended and Restated Credit Agreement, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)(1)

10.26
Third Amended and Restated Credit Agreement between Air T, Inc. and Minnesota Bank & Trust dated as of August 31, 2021, without exhibits or schedules, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.27
Amendment No. 1 to Third Amended and Restated Credit Agreement by and between Air T, Inc, Jet Yard, LLC and Minnesota Bank & Trust dated June 9, 2022, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).(1)

10.28
Form of Amendment No. 2 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of January 31, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2023(Commission file No. 001-35476).(1)

10.29	From of Amendment No. 3 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of June 23, 2023.(1)

10.30	Form of Security Agreement, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 18, 2017 (Commission file No. 001-35476).(1)

10.31
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)(1)

10.32
Amended and Restated Security Agreement by and amount Air T, Inc., the guarantors listed and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.33
Form of Air T, Inc. Term Note D in the principal amount of $1,680,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)(1)

10.34
Promissory Note and Business Loan Agreement executed as of March 7, 2018 between Contrail Aviation Support, LLC as Borrower, and Old National Bank as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2018) (Commission File No. 001-35476)(1)

10.35
Form of Second Amended and Restated Promissory Note Revolving Note, dated January 24, 2020 in the principal amount of $40,000,000 to Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)(1)

10.36
Third Amended and Restated Promissory Note Revolving Note of Contrail Aviation Support, LLC to Old National Bank dated September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)(1)

10.37
Fourth Amended and Restated Promissory Note Revolving Note executed by Contrail Aviation Support, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)(1)

10.38
Form of Amended and Restated Guaranty in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)(1)

10.39
Amended and Restated Guaranty of various Air T subsidiaries in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.40	Guarantee Acknowledgment dated June 9, 2022, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).(1)

10.41
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)(1)

10.42
Form of Subordination Agreement among AirCo 1, LLC, Air T, Inc. and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)(1)

10.43
Form of Loan Agreement between AirCo 1, LLC and Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)(1)

10.44
Form of Amendment No. 1 to Loan Agreement, dated February 25, 2020 by and between AirCo 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 25, 2020 (Commission File No. 001-35476)(1)

10.45	Agreement as to Expenses dated as of June 10, 2019, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)(1)

10.46	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)(1)

10.47	Capital Securities Guarantee dated as of June 10, 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)(1)

10.48
Amendment to Capital Securities Guarantee Agreement, effective as of March 31, 2021, dated as of March 31, 2021, by and between Air T, Inc. and Delaware Trust Company incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2021 (Commission File Nos. 001-35476 and 001-38928)(1)

10.49	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)(1)

10.50	Supplemental Indenture dated as of March 3, 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 3, 2021 (Commission File No. 001-35476)(1)

10.51	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)(1)

10.52
Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)(1)

10.53	Interim Trust Agreement, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)(1)

10.54
Second Amended and Restated Trust Agreement dated as of June 23, 2021, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)(1)

10.55
Certificate of Interim Trust dated September 28, 2018, incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)(1)

10.57
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)(1)

10.58
First Amendment to Master Loan Agreement, dated November 24, 2020 between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)(1)

10.59
Second Amendment to Master Loan Agreement, dated November 10,2022 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (Commission File No. 001-35476)(1)

10.60
First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement, dated March 22, 2023 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 22, 2023) (Commission File No. 001-35476)(1)

10.61
Fourth Amendment to Master Loan Agreement by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)(1)

10.62
Supplement #1 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank. incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)(1)

10.63
Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, and Old National Bank. incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)(1)

10.64
Form of First Amendment to Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)(1)

10.65
Form of Second Amendment to Supplement #2 to Master Loan Agreement, dated January 24, 2020 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)(1)

10.66
Form of Third Amendment to Supplement #2 to Master Loan Agreement with Exhibit A, dated September 25, 2020 by and between Contrail Aviation Support, LLC and Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020) (Commission File No. 001-35476)(1)

10.67
Fourth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank effective September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)(1)

10.68
Fifth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)(1)

10.69
Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.70
Contrail Aviation Leasing, LLC Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.71
Supplement #3 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.72
Supplement #4 to Master Loan Agreement, dated August 16, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.73
Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note C in the principal amount of $13,000,594.00 to Old National Bank, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.74
Trustee Aircraft Security Agreement, dated August 16, 2019 by and between Wells Fargo Trust Company, National Association, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.75
Beneficial Interest Pledge Agreement, dated August 16, 2019 by and between Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.76
Form of Declaration of Trust (MSN 29922), dated June 26, 2019 by and between Contrail Aviation Leasing, LLC, Wilmington Trust SP Services (Dublin) Limited, and Contrail Aviation Support, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.77
Supplement #5 to Master Loan Agreement, dated October 30, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.78
Trustee Aircraft Security Agreement, dated October 30, 2019 by and between Wilmington Trust SP Services (Dublin) Limited, Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Old National Bank, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.79
Beneficial Interest Pledge Agreement, dated October 30, 2019 by and between Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.80
Third Trust Assignment and Assumption Agreement, dated July 26, 2019 by and between Sapphire Finance I Holding Designated Activity Company and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.81
Amendment Number Five to Aircraft Lease Agreement, dated June 20, 2019 by and between Wells Fargo Trust Company, National Association and Sun Country, Inc. d/b/a Sun Country Airlines, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)**(1)

10.82
Form of Master Short-Term Engine Lease Agreement, IATA Document No. 5016-01, dated October 2012, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2019 (Commission File No. 001-35476)** (1)

10.83
Purchase Agreement, dated December 13, 2019 by and between Wilmington Trust Services (Dublin) Limited and KG Aircraft Rotables Co., Ltd., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2019 (Commission File No. 001-35476)**(1)

10.84
Deed of Lease Novation, dated December 20, 2019 by and between Leasing Ireland DAC, CRO No. 662616, MAM Seldon Aviation 2 Designated Activity Company, and SmartLynx Airlines Estonia Oü, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**(1)

10.85
Form of Supplement #6 to Master Loan Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616 and Old National Bank, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**(1)

10.86
Form of Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, and Contrail Aviation Leasing Ireland DAC, CRO No. 662616 Term Note E in the principal amount of $6,894,790.00 to Old National Bank, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**(1)

10.87
Form of Aircraft Security Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, Contrail Aviation Leasing Ireland DAC, CRO No. 662616, and Old National Bank, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**(1)

10.88
Form of Air T, Inc. Amendment to Continuing Guaranty in favor of Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**(1)

10.89
Form of Indemnity and Guaranty Agreement, dated December 19, 2019 by and between Contrail Aviation Support, LLC and Contrail Aviation Leasing Ireland DAC, CRO No. 662616, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)**(1)

10.90
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**(1)

10.91
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 2, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**(1)

10.92
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 3, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)**(1)

10.93
Form of Supplement #7 to Master Loan Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)(1)

10.94
Form of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC Term Note F, dated February 3, 2020 in the principal amount of $8,500,000 to Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)(1)

10.95
Form of Aircraft Assets Security Agreement, dated February 3, 2020 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2020 (Commission File No. 001-35476)(1)

10.96
Form of Air T, Inc. Promissory Note, in the principal amount of $8,215,000 in favor of Minnesota Bank & Trust, dated April 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2020 (Commission File No. 001-35476)(1)

10.97
Term Note E, in the principal amount of $9,463,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)(1)

10.98
Amended and Restated Term Note E of Air T, Inc. in the principal amount of $3,655,819.22 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.99
“Jet Yard Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)(1)

10.100
Amended and Restated Collateral Account Agreement between Jet Yard, LLD and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.101
“Ambry Hill Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.103 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)(1)

10.102
Amended and Restated Collateral Account Agreement between Ambry Hill Technologies, LLC and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.103
Supplement #8 to Master Loan Agreement dated November 24, 2020 between Borrowers Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Lender Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)(1)

10.104
First Amendment to Supplement #8 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)(1)

10.105
$43,598,000 Promissory Note – Term Note G of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated November 24, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)(1)

10.106
Amended and Restated Promissory Note Term Note G executed by Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)(1)

10.107
Commercial Security Agreement of Contrail Aviation Support, LLC dated November 24, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)(1)

10.108
Commercial Security Agreement of Contrail Aviation Leasing, LLC dated November 24, 2020., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)(1)

10.109
Term Loan Agreement for Mail Street Priority Loan Facility by and between Park State Bank and AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)(1)

10.110
Amendment to Main Street Priority Loan Facility Term Loan Agreement by and between Airco 1, LLC and Park State Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)(1)

10.111
$6,200,000 Main Street Priority Loan Facility Term of AirCo 1, LLC in favor of Park State Bank dated December 11, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)(1)

10.112
Security Agreement of AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)(1)

10.113
Pledge Agreement by and between AirCo, LLC and Park State Bank dated as of December 11, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)(1)

10.114
At the Market Offering Agreement dated as of May 14, 2021, by and among the Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021 (Commission File No. 001-35476)(1)

10.115
First Amendment to At the Market Offering Agreement, dated November 18, 2021, by and between Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2021 (Commission File No. 001-35476)(1)

10.116
Form of Contrail Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated May 5, 2021, by and among the Members listed therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)*(1)

10.117
Form of Engine Purchase Agreement, dated December 23, 2020, by and between Equipment Lease Finance Corporation and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2021 (Commission File No. 001-35476)*(1)

10.118
Form of Assignment, Assumption and Amendment Agreement dated March 30, 2021, by and among Engine Lease Finance Corporation, Companhia de Transportes Aereos Air Macau, SARL, and Contrail Aviation Leasing, LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 26, 2021 (Commission File No. 001-35476)*(1)

10.119
Aircraft dry lease and services agreement between FedEx and CSA Air, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)(1)

10.120
Aircraft dry lease and services agreement between FedEx and Mountain Air Cargo, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)(1)

10.121
Joinder to Security Agreement between Minnesota Bank & Trust and Air'Zona Aircraft Services, Inc. dated June 23, 2021, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)(1)

10.122
Joinder to Guaranty of Air'Zona Aircraft Services, Inc. in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)(1)

10.123
Joinder to Security Agreement between Minnesota Bank & Trust and Jet Yard Solutions, LLC dated June 23, 2021, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)(1)

10.124
Joinder to Guaranty of Jet Yard Solutions, LLC in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)(1)

10.125
Air T, Inc. 2020 Omnibus Stock and Incentive Plan**, incorporated by reference to the Company's Definitive Proxy Statement as Appendix A on Form DEF 14A dated July 19, 2021 (Commission File No. 001-35476)(1)

10.126
Jet Yard Term Note in the principal amount of $2,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.127
Guaranty of Jet Yard, LLC in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.128
Guaranty of Air T, Inc. in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)(1)

10.129
Cooperation Agreement by and among Insignia Systems, Inc., Nicholas J. Swenson, Air T, Inc., Groveland Capital LLC; AO Partners I, L.P.; AO Partners, LLC and Glenhurst Co., dated October 11, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2021 (Commission File No. 001-35476)(1)

10.130
Real Estate Purchase Agreement between Air T, Inc. and WLPC East, LLC dated October 11, 2021, without exhibits, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 14, 2021 (Commission File No. 001-35476)(1)

10.131	Opinion of Winthrop & Weinstine, P.A. incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K dated November 19, 2021 (Commission file No. 001-35476).(1)

10.132
Promissory Note with Bridgewater Bank dated December 2, 2021 in the principal amount of $9,900,000, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)(1)

10.133
Combination Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with Bridgewater Bank dated December 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)(1)

10.134
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)(1)

10.135
Schedule to the 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC, including Swap Transaction Confirmation dated January 7, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)(1)

10.136
Form of Engine Sale Agreement between Finnair Aircraft Finance Oy and Contrail Aviation Support, LLC dated January 19, 2022.*, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2022 (Commission File No. 001-35476)(1)

10.137
Form of Agreement for the Sale and Purchase of Shares in the share capital of GdW Beheer B.V. Between Mr G. de Wit (as the Seller), Decision Company B.V. and Ubi Concordia B.V. (as the Warrantors) And Shanwick B.V. (as the Purchaser) dated February 10, 2022, without exhibits or schedules (English Translation), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)(1)

10.138
Form of Loan Agreement between Air T Acquisition 22.1, LLC and Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)(1)

10.139
Form of Air T Acquisition 22.1, LLC $5,000,000 Promissory Note to Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)(1)

10.140
Supplement #9 to Master Loan Agreement dated June 24, 2019 by and between CAS and Old National Bank dated February 18, 2022, without exhibits, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)(1)

10.141
Promissory Note Term Note H in the principal amount of $14,875,000 from CAS to Old National Bank dated February 18, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)(1)

10.142
Form of Security Agreement from CAS to Old National Bank dated February 18, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)(1)

10.143	Form of Overline Promissory Note dated June 9, 2022, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).(1)

10.144	Form Promissory Note dated September 30, 2022, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 4, 2022 (Commission file No. 001-35476).(1)

10.145	Form of Term Note F dated January 31, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 31, 2023 (Commission file No. 001-35476).(1)

10.146	The Company's Quarterly Report on Form 10-Q dated August 12, 2022 (Commission File No. 001-35476)(1)

10.147	The Company’s Quarterly Report on Form 10-Q dated November 10, 2022 (Commission File No. 001-35476)(1)

10.148	The Company’s Quarterly Report on Form 10-Q dated February 10, 2023 (Commission File No. 001-35476)(1)

21.1	List of subsidiaries of the Company(1)

23.1	Consent of Deloitte & Touche LLP (filed herewith)***

24.1	Power of Attorney(1)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)***

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)***

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)***

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)***

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
***Filed or furnished herewith, as required.
(1) Previously filed with our Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR T, INC.

By:	/s/ Brian Ochocki
	Brian Ochocki, Chief Financial Officer (Principal Financial Officer)	Date: June 27, 2023