Form 10-Q
period 2023-06-30
AIR T INC
filed 2023-08-11
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11020 David Taylor Drive, Suite 305, Charlotte, North Carolina 28262
(Address of principal executive offices, including zip code)
(980) 595 – 2840
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRT	NASDAQ Global Market
Alpha Income Preferred Securities (also referred to as 8% Cumulative Capital Securities) (“TruPs”)*	AIRTP	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at July 31, 2023	2,817,754

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended June 30,
	2023	2022
Operating Revenues:
Overnight air cargo	$27,728	$20,564
Ground equipment sales	11,787	5,815
Commercial jet engines and parts	29,846	22,855
Corporate and other	2,070	1,628
	71,431	50,862

Operating Expenses:
Overnight air cargo	23,712	18,071
Ground equipment sales	10,338	4,432
Commercial jet engines and parts	23,279	14,885
General and administrative	12,754	11,779
Depreciation and amortization	690	861
	70,773	50,028

Operating Income	658	834

Non-operating (Expense) Income:
Interest expense	(1,808)	(1,822)
Income from equity method investments	691	532
Other	643	(154)
	(474)	(1,444)

Income (Loss) before income taxes	184	(610)

Income Tax Expense	211	192

Net Loss	(27)	(802)

Net Income Attributable to Non-controlling Interests	(504)	(631)

Net Loss Attributable to Air T, Inc. Stockholders	$(531)	$(1,433)

Loss per share (Note 6)
Basic	$(0.19)	$(0.50)
Diluted	$(0.19)	$(0.50)

Weighted Average Shares Outstanding:
Basic	2,818	2,866
Diluted	2,818	2,866
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(In Thousands)	2023	2022
Net Loss	$(27)	$(802)
Foreign currency translation loss	(65)	(529)
Unrealized gain on interest rate swaps	24	475
Reclassification of interest rate swaps into earnings	(192)	17
Total Other Comprehensive Loss	(233)	(37)
Total Comprehensive Loss	(260)	(839)
Comprehensive Income Attributable to Non-controlling Interests	(504)	(631)
Comprehensive Loss Attributable to Air T, Inc. Stockholders	$(764)	$(1,470)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except per share data)	June 30, 2023	March 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$5,659	$5,806
Marketable securities	365	—
Restricted cash	762	1,284
Restricted investments	1,634	2,161
Accounts receivable, net of allowance for doubtful accounts of $1,295 and $1,160	32,004	27,218
Income tax receivable	223	536
Inventories, net	64,406	71,125
Employee retention credit receivable	—	940
Other current assets	7,793	7,487
Total Current Assets	112,846	116,557

Assets on lease or held for lease, net of accumulated depreciation of $38 and $223	16	83
Property and equipment, net of accumulated depreciation of $6,946 and $6,624	21,488	21,439
Intangible assets, net of accumulated amortization of $4,493 and $4,191	11,834	12,103
Right-of-use ("ROU") assets	12,133	11,666
Equity method investments	13,954	13,230
Goodwill	10,560	10,563
Other assets	4,365	3,921
Total Assets	187,196	189,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	10,580	10,449
Income tax payable	—	304
Accrued expenses and other (Note 4)	14,643	13,133
Current portion of long-term debt	22,721	38,736
Short-term lease liability	1,832	1,664
Total Current Liabilities	49,776	64,286

Long-term debt	98,537	86,349
Deferred income tax liabilities, net	2,581	2,417
Long-term lease liability	11,011	10,771
Other non-current liabilities	47	47
Total Liabilities	161,952	163,870

Redeemable non-controlling interest	12,837	12,710

Commitments and contingencies (Note 16)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $.25 par value; 4,000,000 shares authorized, 3,026,495 and 3,026,495 shares issued, 2,817,754 and 2,818,374 shares outstanding	757	757
Treasury stock, 208,741 shares at $19.63 and 208,121 shares at $19.62	(4,098)	(4,083)
Additional paid-in capital	807	728
Retained earnings	13,289	13,686
Accumulated other comprehensive income	583	816
Total Air T, Inc. Stockholders' Equity	11,338	11,904
Non-controlling Interests	1,069	1,078
Total Equity	12,407	12,982
Total Liabilities and Equity	$187,196	$189,562
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27)	$(802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	690	861
Income from equity method of investments	(691)	(532)
Other	479	272
Change in operating assets and liabilities:
Accounts receivable	(4,921)	3,718
Inventories	6,751	(7,844)
Accounts payable	131	1,640
Accrued expenses	1,424	700
Employee retention credit receivable	940	1,449
Other	(1,292)	(1,993)
Net cash provided by (used in) operating activities	3,484	(2,531)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(417)	(880)
Capital expenditures related to property & equipment	(404)	(351)
Capital expenditures related to assets on lease or held for lease	—	(20)
Other	800	191
Net cash used in investing activities	(21)	(1,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	34,186	29,839
Payments on lines of credit	(36,820)	(30,583)
Proceeds from term loan	—	6,177
Payments on term loan	(1,261)	(836)
Other	(181)	(24)
Net cash (used in) provided by financing activities	(4,076)	4,573
Effect of foreign currency exchange rates on cash and cash equivalents	(56)	173
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(669)	1,155
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,090	8,368
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,421	$9,523
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

Net loss*	—	—	—	—	—	(1,433)	—	(6)	(1,439)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(529)	—	(529)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	—	926	—	—	926

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	475	—	475

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, June 30, 2022	3,023	$756	156	$(3,002)	$472	$26,222	$(300)	$1,098	$25,246

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

Net loss*	—	—	—	—	—	(531)	—	(9)	(540)

Repurchase of common stock	—	—	1	(15)		—	—	—	(15)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(65)	—	(65)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	134	—	—	134

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	24	—	24

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(192)	—	(192)

Balance, June 30, 2023	3,027	$757	209	$(4,098)	$807	$13,289	$583	$1,069	$12,407

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year.
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU 2022-06- Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the implementation deadline of Topic 848 from December 31, 2022, to December 31, 2024. The Company is currently in the process of converting its LIBOR-based contracts, hedging relationships, and other transactions to other reference rates and anticipates that this process will be complete by September 30, 2023.

2.    Acquisitions

Worldwide Aviation Services, Inc.
On January 31, 2023, the Company acquired Worldwide Aircraft Services, Inc. ("WASI"), a Kansas corporation that services the aircraft industry across the United States and internationally through the operation of a repair station which is located in Springfield, Missouri at the Branson National Airport. The acquisition was funded with cash and the loans described in Note 12 of this report. WASI is included within the Overnight air cargo segment.
The acquisition date's fair value of the consideration is summarized in the table below (in thousands):

January 31, 2023
Cash consideration	$1,628
Seller's Note	1,370
Total consideration	$2,998
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
As of March 31, 2023, the purchase price allocation was final. The following table sets forth the revenue and expenses of WASI that are included in the Company’s condensed consolidated statement of income for the fiscal year ended March 31, 2023 (in thousands):

Income Statement Post-Acquisition
Revenue	$929
Cost of Sales	676
Operating Expenses	425
Operating Loss	(172)
Non-operating expense	(22)
Net loss	$(194)
Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.

GdW Beheer B.V.
On February 10, 2022, the Company acquired GdW, a Dutch holding company in the business of providing global aviation data and information. The acquisition was completed through a wholly-owned subsidiary of the Company, Air T Acquisition 22.1, LLC ("Air T Acquisition 22.1"), a Minnesota limited liability company, through its Dutch subsidiary, Shanwick, and was funded with cash, investment by executive management of the underlying business, and the loans described in Note 12. As part of the transaction, the executive management of the underlying business purchased 30.0% of Shanwick. Air T Acquisition 22.1 and its consolidated subsidiaries are included within the Corporate and other segment. GdW was administratively dissolved on June 24, 2022 with Shanwick as the surviving entity.

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

The following table sets forth the revenue and expenses of GdW, prior to intercompany eliminations, which are included in the Company’s condensed consolidated statement of income for the fiscal year ended March 31, 2022 (in thousands):

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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended June 30,
	2023	2022
Product Sales
Air Cargo	$9,171	$6,354
Ground equipment sales	11,575	5,577
Commercial jet engines and parts	26,759	20,310
Corporate and other	335	116
Support Services
Air Cargo	18,550	14,060
Ground equipment sales	93	140
Commercial jet engines and parts	2,946	1,975
Corporate and other	1,255	1,024
Leasing Revenue
Air Cargo	—	—
Ground equipment sales	25	43
Commercial jet engines and parts	12	541
Corporate and other	387	388
Other
Air Cargo	7	150
Ground equipment sales	94	55
Commercial jet engines and parts	129	29
Corporate and other	93	100

Total	$71,431	$50,862
See Note 14 for the Company's disaggregated revenues by geographic region and Note 15 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2023 and June 30, 2023 and the amount of contract liabilities as of April 1, 2023 that were recognized as revenue during the three-month period ended June 30, 2023 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2023 Recognized as Revenue
As of June 30, 2023	$6,315
As of April 1, 2023	$5,000
For the three months ended June 30, 2023		$2,078

4.     Accrued Expenses and Other

(in thousands)	June 30, 2023	March 31, 2023

Salaries, wages and related items	$6,351	$4,748
Profit sharing and bonus	768	1,672
Other deposits	2,871	2,560
Other	4,653	4,153
Total	$14,643	$13,133

5.    Income Taxes

During the three-month period ended June 30, 2023, the Company recorded $0.2 million in income tax expense at an effective tax rate ("ETR") of 114.7%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2023 were the change in valuation allowance related to the Company's U.S. consolidated group, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as "Delphax") and Landing Gear Support Services PTE LTD (known as "LGSS"), the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, and the foreign rate differentials for Air T's operations located in the Netherlands, Puerto Rico, and Singapore.

During the three-month period ended June 30, 2022, the Company recorded $0.2 million in income tax expense at an ETR of (31.5)%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax, other capital losses, the estimated benefit for the exclusion of income for the SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended June 30,
	2023	2022
Net loss	$(27)	$(802)
Net income attributable to non-controlling interests	(504)	(631)
Net loss attributable to Air T, Inc. Stockholders	$(531)	$(1,433)
Loss per share:
Basic	$(0.19)	$(0.50)
Diluted	$(0.19)	$(0.50)
Antidilutive shares excluded from computation of loss per share	5	7

Weighted Average Shares Outstanding:
Basic	2,818	2,866
Diluted	2,818	2,866

7.    Intangible Assets and Goodwill
Intangible assets as of June 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$551	$(447)	$104
Internally developed software	3,670	(548)	3,122
In-place lease and other intangibles	1,094	(259)	835
Customer relationships	8,044	(996)	7,048
Patents	1,112	(1,106)	6
Other	1,799	(1,137)	662
	16,270	(4,493)	11,777
In-process software	57	—	57
Intangible assets, total	$16,327	$(4,493)	$11,834

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$544	$(433)	$111
Internally developed software	3,672	(465)	3,207
In-place lease and other intangibles	1,094	(229)	865
Customer relationships	8,050	(851)	7,199
Patents	1,112	(1,105)	7
Other	1,782	(1,108)	674
	16,254	(4,191)	12,063
In-process software	40	—	40
Intangible assets, total	$16,294	$(4,191)	$12,103
Based on the intangible assets recorded at June 30, 2023 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2024 (excluding the three months ended June 30, 2023)	$920
2025	1,166
2026	1,083
2027	1,024
2028	976
2029	969
Thereafter	5,639
$11,777
The carrying amount of goodwill as of June 30, 2023 and March 31, 2023 was $10.6 million. There was no impairment of goodwill during the three months ended June 30, 2023.

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
For the swap related to Air T Term Note D, the effective portion of changes in the fair value on this instrument is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transactions affect earnings. During the three months ended June 30, 2023 and 2022, the Company recorded a gain of approximately $24.0 thousand and $0.5 million, net of tax, respectively, with prior year's gain inclusive of Contrail - Term Note G due to its effective hedge designation at the time. These gains are included in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of these instruments. The interest rate swaps are considered Level 2 fair value measurements. As of June 30, 2023 and March 31, 2023, the fair value of these interest-rate swap contracts was an asset of $2.8 million and $2.4 million, respectively, which is included within other assets in the condensed consolidated balance sheets.

9.    Equity Method Investments
The Company’s investment in Insignia Systems, Inc. - NASDAQ: ISIG (“Insignia”) is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of June 30, 2023, the Company owned 0.5 million Insignia shares, representing approximately 27.1% of Insignia's outstanding shares. During the three months ended June 30, 2023, the Company's share of Insignia's net income for three months ended March 31, 2023 was $0.4 million. As of June 30, 2023, the Company's net investment basis in Insignia is $2.1 million.
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded income of $0.7 million as its share of CCI's net income for the three months ended June 30, 2023 , along with a basis difference adjustment of $12.0 thousand. The Company's net investment basis in CCI is $3.5 million as of June 30, 2023.
Summarized unaudited financial information for the Company's equity method investees for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$51,157	$35,602
Gross Profit	7,803	4,375
Operating income	5,261	1,981
Net income	5,116	1,750
Net income attributable to Air T, Inc. stockholders	$1,130	$308

10.    Inventories
Inventories consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Overnight air cargo:
Finished goods	$746	$546
Ground equipment manufacturing:
Raw materials	4,661	4,589
Work in process	1,283	153
Finished goods	5,032	6,976
Corporate and other:
Raw materials	809	794
Finished goods	725	726
Commercial jet engines and parts:
Whole engines available for sale or tear-down	9,459	10,141
Parts	45,330	50,813
Total inventories	68,045	74,738
Reserves	(3,639)	(3,613)
Total inventories, net of reserves	$64,406	$71,125

11.     Leases
The Company has operating leases for the use of real estate, machinery, and office equipment. The majority of our leases have a term of 2 to 5 years; however, we have certain leases with longer terms of up to 30 years. Many of our leases include options to extend the lease for an additional period.
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
The components of lease cost for the three months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Operating lease cost	$683	$491
Short-term lease cost	85	185
Variable lease cost	185	136
Total lease cost	$953	$812
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of June 30, 2023 and March 31, 2023 were as follows (in thousands):

	June 30, 2023	March 31, 2023
Operating leases
Operating lease ROU assets	$12,133	$11,666
Operating lease liabilities	$12,843	$12,435

Weighted-average remaining lease term
Operating leases	12 years, 5 months	12 years, 11 months

Weighted-average discount rate
Operating leases	5.03%	4.99%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of June 30, 2023 are as follows (in thousands):

Operating Leases
2024 (excluding the three months ended June 30, 2023)	$1,843
2025	2,297
2026	2,011
2027	1,859
2028	1,387
2029	750
Thereafter	8,227
Total undiscounted lease payments	18,374
Interest	(4,607)
Discount	(924)
Total lease liabilities	$12,843

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at June 30, 2023 and March 31, 2023, respectively.

Effective May 26, 2023, Contrail entered into the Fourth Amendment to Master Loan Agreement and the Amended and Restated Promissory Note Term Note G with Old National Bank ("ONB"). The purpose of the amended documents was to replace the one-month LIBOR based interest rate with a one-month SOFR-based rate. All other material terms of the obligations remain the same. The principal amount of the loan was $38.2 million on the effective date of the amended documents and the applicable interest rate is now the one-month SOFR based rate, as defined in the loan agreement, plus 3.11%.

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

On May 26, 2023, AirCo 1 executed an Amendment to Main Street Priority Loan Facility Term Loan Agreement with Park State Bank ("PSB"). The Amendment replaces the three-month LIBOR benchmark applicable to the loan with a three-month SOFR based rate, which is defined as the three-month SOFR rate plus 3.26%. The principal amount of the loan was $6.4 million on the effective date of the amended agreement. The interest rate is to be determined on the 11th day of each month on the amounts that remain outstanding, commencing June 11, 2023.

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

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries as of June 30, 2023:

(In Thousands)	June 30, 2023	March 31, 2023	Maturity Date	Interest Rate	Unused commitments at June 30, 2023
Air T Debt
Revolver - MBT	$13,366	$8,742	8/31/2024	SOFR + range of 2.25% - 3.25%	$5,634
Term Note A - MBT	7,563	7,762	8/31/2031	3.42%
Term Note B - MBT	2,670	2,740	8/31/2031	3.42%
Term Note D - MBT	1,321	1,338	1/1/2028	1-month LIBOR + 2.00%
Term Note E - MBT	235	800	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Term Note F - MBT	933	983	1/31/2028	Greater of 6.00% or Prime + 1.00%
Debt - Trust Preferred Securities	25,602	25,598	6/7/2049	8.00%
Total	51,690	47,963

AirCo 1 Debt
Term Loan - PSB	6,393	6,393	12/11/2025	3-month SOFR + 3.26%
Total	6,393	6,393

Jet Yard Debt
Term Loan - MBT	1,819	1,844	8/31/2031	4.14%
Total	1,819	1,844

Contrail Debt
Revolver - ONB	5,183	12,441	9/5/2023	1-month SOFR + 3.56%	$19,817
Term Loan G - ONB	38,180	38,180	11/24/2025	1-month SOFR + 3.11%
Total	43,363	50,621

Delphax Solutions Debt
Canadian Emergency Business Account Loan	30	30	12/31/2025	5.00%
Total	30	30

Wolfe Lake Debt
Term Loan - Bridgewater	9,523	9,586	12/2/2031	3.65%
Total	9,523	9,586

Air T Acquisition 22.1
Term Loan - Bridgewater	4,500	4,500	2/8/2027	4.00%
Term Loan A - ING	2,445	2,610	2/1/2027	3.50%
Term Loan B - ING	1,087	1,088	5/1/2027	4.00%
Total	8,032	8,198

WASI Debt
Promissory Note - Seller's Note	1,171	1,279	1/1/2026	6.00%
Total	1,171	1,279

Total Debt	122,021	125,914

Unamortized Debt Issuance Costs	(763)	(829)
Total Debt, net	$121,258	$125,085

At June 30, 2023, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
June 30, 2024	$22,721
June 30, 2025	24,499
June 30, 2026	26,160
June 30, 2027	6,476
June 30, 2028	2,877
Thereafter	39,288
122,021
Unamortized Debt Issuance Costs	(763)
$121,258

13.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the three months ended June 30, 2023, the Company repurchased 620 shares at an aggregate cost of $15.0 thousand. All of these repurchased shares were recorded as treasury shares as of June 30, 2023.
On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate (subject to certain thresholds being met), a 1% excise tax on share repurchases made after December 31, 2022, and created and extended certain tax-related energy incentives.

As a result of the IRA's enactment into law, the Company is now subject to a 1% excise tax on share repurchases, effective for share repurchases made after December 31, 2022. This excise tax may be reduced for the value of certain share issuances. The excise tax incurred in connection with the Company's stock repurchases during the three months ended June 30, 2023 was not material.

14.    Geographical Information
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of June 30, 2023 and March 31, 2023 (in thousands):

	June 30, 2023	March 31, 2023
United States	$21,454	$21,433
Foreign	50	89
Total tangible long-lived assets, net	$21,504	$21,522

The net book value located within each individual country at June 30, 2023 and March 31, 2023 is listed below (in thousands):

	June 30, 2023	March 31, 2023
The Netherlands	$42	$42
Other	8	47
Total tangible long-lived assets, net	$50	$89

Total revenue, in and outside the United States, is summarized in the following table for the three months ended June 30, 2023 and June 30, 2022 (in thousands):

	June 30, 2023	June 30, 2022
United States	$61,722	$41,952
Foreign	9,709	8,910
Total revenue	$71,431	$50,862

15.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended June 30,
	2023	2022
Operating Revenues by Segment:
Overnight Air Cargo:
Domestic	$27,137	$20,564
International	591	—
Total Overnight Air Cargo	27,728	20,564
Ground Equipment Sales:
Domestic	11,698	3,907
International	89	1,908
Total Ground Equipment Sales	11,787	5,815
Commercial Jet Engines and Parts:
Domestic	21,968	16,732
International	7,878	6,123
Total Commercial Jet Engines and Parts	29,846	22,855
Corporate and Other:
Domestic	919	749
International	1,151	879
Total Corporate and Other	2,070	1,628
Total	71,431	50,862

Operating Income (Loss):
Overnight Air Cargo	1,935	1,077
Ground Equipment Sales	(85)	142
Commercial Jet Engines and Parts	1,478	3,074
Corporate and Other	(2,670)	(3,459)
Total	658	834

Capital Expenditures:
Overnight Air Cargo	158	99
Ground Equipment Sales	33	9
Commercial Jet Engines and Parts	120	74
Corporate and Other	93	189
Total	404	371

Depreciation and Amortization:
Overnight Air Cargo	85	20
Ground Equipment Sales	34	49
Commercial Jet Engines and Parts	190	434
Corporate and Other	381	358
Total	$690	$861

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA by reportable segment for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss)	$1,935	$(85)	$1,478	$(2,670)	$658
Depreciation and amortization (excluding leased engines depreciation)	85	34	190	381	690
Gain on sale of property and equipment	(6)	—	—	—	(6)
Securities expenses	—	—	—	45	45
Adjusted EBITDA	$2,014	$(51)	$1,668	$(2,244)	$1,387

	Three Months Ended June 30, 2022
	Overnight Air Cargo	Ground Equipment Sales	Commercial Jet Engines and Parts	Corporate and Other	Total
Operating income (loss)	$1,077	$142	$3,074	$(3,459)	$834
Depreciation and amortization (excluding leased engines depreciation)	19	49	179	358	605
Gain on sale of property and equipment	—	—	(2)	—	(2)
Securities expenses	—	—	—	15	15
Adjusted EBITDA	$1,096	$191	$3,251	$(3,086)	$1,452

16.    Commitments and Contingencies
Contrail Put/Call Option
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $8.0 million as of June 30, 2023. The change in the redemption value compared to March 31, 2023 is an increase of $7.0 thousand, which was driven by the decrease in fair value of $0.1 million and net income attributable to non-controlling interest of $0.2 million, partially offset by distributions to non-controlling interest of $0.1 million. As of the date of this filing, neither the Seller nor the Company has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.
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
For its Investment Function, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. As of March 31, 2023, Air T has fulfilled its Investment Function initial commitment to CAM.
Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of June 30, 2023, for its Investment Function, the Company has contributed $1.0 million to CAM’s Offshore Series and $6.9 million to CAM’s Onshore Series.
The Company determined that CAM is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not control CAM’s Board of Directors, which has the power to direct the activities that most significantly impact the economic performance of CAM. Accordingly, the Company does not consolidate CAM and has determined to account for this investment using equity method accounting. As of June 30, 2023, the Company's net investment basis in CAM is $5.3 million.
In connection with the formation of CAM, MRC has a fixed price put option of $1.0 million to sell its common equity in CAM to the Company at each of the first three (3) anniversary dates. At the later of (a) five (5) years after execution of the agreement and (b) distributions to MRC per the waterfall equal to their capital contributions, Air T has a call option and MRC has a put option on the MRC common interests in CAM. If either party exercises the option, the exercise price will be fair market value if Air T pays in cash at closing or 112.5% of fair market value if Air T opts to pay in three (3) equal annual installments after exercise. With respect to the secondary put and call option, as it is priced at fair value, the Company also determined that there is no potential loss or gain upon exercise that would need to be recognized

Shanwick Put/Call Option
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

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is $4.9 million as of June 30, 2023, which was comprised of the following (in thousands):

Shanwick RNCI
Beginning Balance as of April 1, 2023	$4,738
Contribution from non-controlling members	—
Distribution to non-controlling members	(166)
Net income attributable to non-controlling interests	86
Redemption value adjustments	199
Ending Balance as of June 30, 2023	$4,857

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. As of June 30, 2023, options to purchase up to 260,670 shares are outstanding under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. For the three months ended June 30, 2023, total compensation cost recognized under the Plan was $79.0 thousand.

17.     Subsequent Events
Management performs an evaluation of events that occur after the balance sheet date but before condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2023, to and including June 30, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (including the information presented therein under Risk Factors), as well other publicly available information.
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
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and,
•Corporate and other, which acts as the capital allocator and resource for other consolidated businesses. Further, Corporate and other also comprises insignificant businesses and business interests.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income and Adjusted EBITDA.

Results of Operations

First Quarter Fiscal 2024 Compared to First Quarter Fiscal 2023
Consolidated revenue for the three-month period ended June 30, 2023 increased by $20.6 million (40.4%) compared to the same quarter in the prior fiscal year.

Following is a table detailing revenue by segment, net of intercompany during the three months ended June 30, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Overnight Air Cargo	$27,728	$20,564	$7,164	34.8%
Ground Equipment Sales	11,787	5,815	5,972	102.7%
Commercial Jet Engines and Parts	29,846	22,855	6,991	30.6%
Corporate and Other	2,070	1,628	442	27.1%
	$71,431	$50,862	$20,569	40.4%
Revenues from the air cargo segment for the three-month period ended June 30, 2023 increased by $7.2 million (34.8%) compared to the first quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees due to increased fleet, higher pass-through revenues from FedEx, and the WASI acquisition mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report, which contributed revenues for a full quarter but was not part of the segment in the 2022 comparable quarter.

The ground equipment sales segment contributed approximately $11.8 million and $5.8 million to the Company’s revenues for the three-month periods ended June 30, 2023 and 2022 respectively, representing a $6.0 million (102.7%) increase in the current quarter. The increase was primarily driven by the higher number of deicing trucks sold in the current year quarter compared to prior year's comparable quarter. At June 30, 2023, the ground equipment sales segment’s order backlog was $13.7 million compared to $17.2 million at June 30, 2022.
The commercial jet engines and parts segment contributed $29.8 million of revenues in the quarter ended June 30, 2023 compared to $22.9 million in the comparable prior year quarter, which is an increase of $7.0 million (30.6%). The increase was primarily driven by higher component part sales at Contrail in the current quarter compared to prior year comparable quarter.
Revenues from the corporate and other segment for the three-month period ended June 30, 2023 increased by $0.4 million (27.1%) compared to the first quarter of the prior fiscal year. The increase was primarily attributable to more subscriptions sales at Shanwick.

Following is a table detailing operating income (loss) by segment during the three months ended June 30, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Overnight Air Cargo	$1,935	$1,077	$858
Ground Equipment Sales	(85)	142	(227)
Commercial Jet Engines and Parts	1,478	3,074	(1,596)
Corporate and Other	(2,670)	(3,459)	789
	$658	$834	$(176)
Consolidated operating income for the quarter ended June 30, 2023 was $0.7 million, compared to an operating income of $0.8 million in the comparable quarter of the prior year.
The air cargo segment's operating income for the three-month period ended June 30, 2023 was $1.9 million compared to operating income of $1.1 million in the same quarter in the prior fiscal year primarily due to the revenue increase noted above.
The ground equipment sales segment's operating loss for the quarter ended June 30, 2023 was $0.1 million compared the prior year comparable quarter's operating income of $0.1 million. This change was primarily attributable to the increased costs for material, labor, and overhead required to get truck units scheduled and built.
The commercial jet engines and parts segment generated operating income of $1.5 million in the current-year quarter compared to operating income of $3.1 million in the prior-year quarter. The decrease was primarily attributable to lower gross profit margins on components sales mentioned above due to parts coming from the tear down of higher priced aircraft.

The corporate and other segment's operating loss for the three-month period ended June 30, 2023 was $2.7 million compared to an operating loss of $3.5 million in the same quarter in the prior fiscal year. The change was primarily attributable to the revenue increase mentioned above.
Following is a table detailing non-operating income (expense) during the three months ended June 30, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Interest expense	$(1,808)	$(1,822)	$14
Income from equity method investments	691	532	159
Other	643	(154)	797
	$(474)	$(1,444)	$970
The Company had a net non-operating loss of $0.5 million during the quarter ended June 30, 2023, compared to net non-operating loss of $1.4 million in the prior-year quarter. The decrease in non-operating loss was primarily driven by changes in the fair value of the Contrail swap on Term Note G of $0.3 million and the reclassification of previously recorded gain in other comprehensive income into earnings of $0.2 million as the swap was no longer an effective hedge. See Note 8 of the Notes to Condensed Consolidated Financial Statements of this report. In addition, the non-operating loss was further decreased by fluctuations in foreign currency exchange rates causing a gain of $0.1 million in the current year quarter compared to a loss of $0.2 million in the prior year quarter.
During the three-month period ended June 30, 2023, the Company recorded $0.2 million in income tax expense at an effective tax rate of 114.7%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2023 were the change in valuation allowance related to the Company's U.S. consolidated group, Delphax and LGSS, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, and the foreign rate differentials for Air T's operations located in the Netherlands, Puerto Rico, and Singapore.
During the three-month period ended June 30, 2022, the Company recorded $0.2 million in income tax expense at an effective tax rate of (31.5)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax, other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended June 30, 2023.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.
Systems and Network Security

Although we have employed significant resources to develop our security measures against breaches, our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including hacking, viruses, malicious software, break-ins, phishing attacks, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems. Breaches of our cybersecurity measures could result in unauthorized access to our systems, misappropriation of information or data, deletion or modification of client information or other interruption to our business operations. As techniques used to obtain unauthorized access to sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we may be unable to anticipate, or implement adequate measures to protect against these attacks. If we are unable to avert these attacks and security breaches in the future, we could be subject to significant legal and financial liability, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us or other participants, or the communication infrastructure on which we depend. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.
Supply Chain and Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues such as supply chain issues present uncertainty and risk with respect to our financial condition and results of operations. Each of our businesses implemented measures to attempt to limit the impact of COVID-19 and economic and business issues but we still experienced disruptions, and we experienced a reduction in demand for commercial aircraft, jet engines and parts compared to historical periods. Many of our businesses may continue to generate reduced operating cash flows and could operate at a loss from time to time beyond fiscal 2023. We expect that issues caused by the pandemic and other economic and business issue will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2023.
Liquidity and Capital Resources
As of June 30, 2023, the Company held approximately $6.4 million in cash and cash equivalents and restricted cash, $0.2 million of which related to restricted cash collateralized held for three opportunity zone investments made by the Company - Air T OZ 1, LLC, Air T OZ 2, LLC, and Air T OZ 3, LLC (the "Opportunity Zone Funds"), each a Minnesota limited liability company and a subsidiary of the Company. The Company also held $1.6 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $2.5 million of marketable securities and an aggregate of approximately $25.5 million in available funds under its lines of credit as of June 30, 2023.
As of June 30, 2023, the Company’s working capital amounted to $63.1 million, a decrease of $10.8 million compared to March 31, 2023 primarily driven by the decrease in short-term debt due to the extension of the Air T revolver's maturity date to August 31, 2024.
As mentioned in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on June 23, 2023, the Company and MBT entered into amendments to the MBT revolving credit agreement and related promissory note. The amendments extended the maturity date of the credit facility to August 31, 2024 and include the following changes:

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

As mentioned in Note 16 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, in 2016, Contrail entered into an Operating Agreement with the Seller providing for the put and call options with regard to the 21.0% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Put/Call Option permits the Seller or the Company to require Contrail Aviation to purchase all of the Seller’s equity membership interests in Contrail Aviation commencing on July 18, 2021. As of the date of this filing, neither the Seller nor the Company has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.

As mentioned in Note 16 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on May 5, 2021, the Company formed CAM and acquired its ownership interest in CAM. The operations of CAM are not consolidated into the operations of the Company. For its Investment Function (as defined in Note 16 of Notes to Consolidated Financial Statements

included under Part II, Item 8 of this report), CAM’s initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. As of June 30, 2023, the Company has fulfilled its capital commitments to CAM.

On March 22, 2023, Contrail entered into the First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement ("the Amendment") with ONB whereby, among other things, in exchange for a $20 million principal prepayment of Term Note G, Contrail obtained a waiver of the debt service coverage ratio covenant. $6.7 million of the $20.0 million prepayment was paid on March 30, 2023 and the remaining $13.3 million payment is currently expected to be paid in September 2023. These payments will eliminate the need for Contrail to make any future scheduled principal payments on Term Note G until the final maturity of (on) November 24, 2025. At this time, Contrail management believes it is highly probable that it will have sufficient liquidity to make the $13.3 million prepayment in September 2023.

The revolving line of credit at Contrail with ONB has a due date or expires within the next twelve months. We are currently seeking to refinance the Contrail revolver prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

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

Cash Flows
Following is a table of changes in cash flow for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Net Cash Provided by (Used in) Operating Activities	$3,484	$(2,531)
Net Cash Used in Investing Activities	(21)	(1,060)
Net Cash (Used in) Provided by Financing Activities	(4,076)	4,573
Effect of foreign currency exchange rates on cash and cash equivalents	(56)	173
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	$(669)	$1,155
Net cash provided by operating activities was $3.5 million for the three-month period ended June 30, 2023 compared to net cash used in operating activities of $2.5 million in the prior year three-month period. The change in net cash provided by operating activities was primarily driven by a decrease in inventory of $14.6 million offset by an increase in accounts receivable of $8.6 million due to increased sales in the current quarter.
Net cash used in investing activities for the three-month period ended June 30, 2023 was $21.0 thousand compared to net cash used in investing activities of $1.1 million in the prior-year period. The decrease in cash usage in investing activities was primarily driven by less contributions to and more distributions received from unconsolidated entities.
Net cash used in financing activities for the three-month period ended June 30, 2023 was $4.1 million compared to net cash provided by financing activities of $4.6 million in the prior-year period. The change in cash usage in financing activities was primarily driven by increased payments on the lines of credit in the current quarter, as well as receipt of proceeds from a term note in the prior quarter that did not recur in the current quarter.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. There was no depreciation expense for leased engines for the three months ended June 30, 2023 and $0.3 million for the three months ended June 30, 2022.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended
	6/30/2023	6/30/2022
Operating income	$658	$834
Depreciation and amortization (excluding leased engines depreciation)	690	605
Gain on sale of property and equipment	(6)	(2)
Securities expenses	45	15
Adjusted EBITDA	$1,387	$1,452

The table below provides Adjusted EBITDA by segment for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended
	6/30/2023	6/30/2022
Overnight Air Cargo	$2,014	$1,096
Ground Equipment Sales	(51)	191
Commercial Jet Engines and Parts	1,668	3,251
Corporate and Other	(2,244)	(3,086)
Adjusted EBITDA	$1,387	$1,452

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

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2023. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period.

Purchases during the quarter ended June 30, 2023 are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	620	$24.26	620	871,093
May 1 - May 31, 2023	—	—	—	871,093
June 1 - June 30, 2023	—	—	—	871,093
	620

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits
(a) Exhibits

No.	Description

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: August 11, 2023
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer