Form 10-Q
period 2023-09-30
AIR T INC
filed 2023-11-14
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at October 31, 2023	2,821,504

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Overnight air cargo	$28,197	$22,069	$55,925	$42,633
Ground equipment sales	12,246	18,019	24,033	23,834
Commercial jet engines and parts	36,478	18,986	66,324	41,841
Corporate and other	2,045	1,614	4,115	3,242
	78,966	60,688	150,397	111,550

Operating Expenses:
Overnight air cargo	23,625	19,451	47,337	37,522
Ground equipment sales	10,553	14,438	20,891	18,870
Commercial jet engines and parts	29,962	13,443	53,240	28,328
General and administrative	13,362	10,663	26,113	22,394
Depreciation and amortization	700	1,026	1,389	1,888
Inventory write-down	3	1,003	5	1,020
Asset impairment	—	485	—	516
	78,205	60,509	148,975	110,538

Operating Income	761	179	1,422	1,012

Non-operating (Expense) Income:
Interest expense	(1,853)	(1,996)	(3,662)	(3,818)
Income from equity method investments	748	266	1,439	798
Other	(777)	(357)	(136)	(509)
	(1,882)	(2,087)	(2,359)	(3,529)

Loss before income taxes	(1,121)	(1,908)	(937)	(2,517)

Income Taxes Expense (Benefit)	487	(572)	698	(380)

Net Loss	(1,608)	(1,336)	(1,635)	(2,137)

Net (Income) Loss Attributable to Non-controlling Interests	(1)	104	(505)	(528)

Net Loss Attributable to Air T, Inc. Stockholders	$(1,609)	$(1,232)	$(2,140)	$(2,665)

Loss per share (Note 6)
Basic	$(0.57)	$(0.43)	$(0.76)	$(0.93)
Diluted	$(0.57)	$(0.43)	$(0.76)	$(0.93)

Weighted Average Shares Outstanding:
Basic	2,820	2,865	2,820	2,866
Diluted	2,820	2,865	2,820	2,866
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Net Loss	$(1,608)	$(1,336)	$(1,635)	$(2,137)
Foreign currency translation loss	(170)	(606)	(235)	(1,135)
Unrealized gain on interest rate swaps	16	957	40	1,432
Reclassification of interest rate swaps into earnings	(188)	17	(380)	34
Total Other Comprehensive (Loss) Income	(342)	368	(575)	331
Total Comprehensive Loss	(1,950)	(968)	(2,210)	(1,806)
Comprehensive (Income) Loss Attributable to Non-controlling Interests	(1)	104	(505)	(528)
Comprehensive Loss Attributable to Air T, Inc. Stockholders	$(1,951)	$(864)	$(2,715)	$(2,334)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30, 2023	March 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,999	$5,806
Restricted cash	924	1,284
Restricted investments	1,253	2,161
Accounts receivable, net of allowance for doubtful accounts of $1,156 and $1,160	26,585	27,218
Income tax receivable	285	536
Inventories, net	54,456	71,125
Employee retention credit receivable	—	940
Other current assets	9,769	7,487
Total Current Assets	98,271	116,557

Property and equipment, net of accumulated depreciation of $7,150 and $6,624	21,151	21,439
Intangible assets, net of accumulated amortization of $4,776 and $4,191	11,360	12,103
Right-of-use ("ROU") assets	12,071	11,666
Equity method investments	14,179	13,230
Goodwill	10,464	10,563
Other assets	4,277	4,004
Total Assets	171,773	189,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	12,443	10,449
Income tax payable	214	304
Accrued expenses and other (Note 4)	12,303	13,133
Current portion of long-term debt	23,904	38,736
Short-term lease liability	1,893	1,664
Total Current Liabilities	50,757	64,286

Long-term debt	84,154	86,349
Deferred income tax liabilities, net	2,581	2,417
Long-term lease liability	11,024	10,771
Other non-current liabilities	—	47
Total Liabilities	148,516	163,870

Redeemable non-controlling interest	12,303	12,710

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,026,495 shares issued, 2,821,504 and 2,818,374 shares outstanding	758	757
Treasury stock, 208,741 shares at $19.63 and 208,121 shares at $19.62	(4,098)	(4,083)
Additional paid-in capital	911	728
Retained earnings	12,092	13,686
Accumulated other comprehensive income	241	816
Total Air T, Inc. Stockholders' Equity	9,904	11,904
Non-controlling Interests	1,050	1,078
Total Equity	10,954	12,982
Total Liabilities and Equity	$171,773	$189,562
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Six Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,635)	$(2,137)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,389	1,888
Inventory write-down	5	1,020
Asset impairment	—	516
Income from equity method of investments	(1,439)	(798)
Other	1,341	608
Change in operating assets and liabilities:
Accounts receivable	637	(2,848)
Inventories	16,699	(14,246)
Accounts payable	1,994	3,852
Accrued expenses	(1,059)	84
Employee retention credit receivable	940	1,449
Other	(2,975)	(3,334)
Net cash provided by (used in) operating activities	15,897	(13,946)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(995)	(1,187)
Capital expenditures related to property & equipment	(557)	(763)
Capital expenditures related to assets on lease or held for lease	—	(28)
Other	1,708	202
Net cash provided by (used in) investing activities	156	(1,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	65,708	68,532
Payments on lines of credit	(67,274)	(55,322)
Proceeds from term loan	—	8,177
Payments on term loan	(15,438)	(4,112)
Other	(225)	(518)
Net cash (used in) provided by financing activities	(17,229)	16,757
Effect of foreign currency exchange rates on cash and cash equivalents	9	62
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,167)	1,097
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,090	8,368
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,923	$9,465
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

Net loss*	—	—	—	—	—	(1,433)	—	(6)	(1,439)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(529)	—	(529)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	926	—	—	926

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	475	—	475

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, June 30, 2022	3,023	$756	156	$(3,002)	$472	$26,222	$(300)	$1,098	$25,246

Net loss*	—	—	—	—	—	(1,232)	—	(4)	(1,236)

Repurchase of common stock	—	—	19	(351)	—	—	—	—	(351)

Exercise of stock options	3	1	—	—	20	—	—	—	21

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(606)	—	(606)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(188)	—	—	(188)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	957	—	957

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, September 30, 2022	3,026	$757	175	$(3,353)	$571	$24,802	$68	$1,094	$23,939

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

Net loss*	—	—	—	—	—	(531)	—	(9)	(540)

Repurchase of common stock	—	—	1	(15)	—	—	—	—	-15

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(65)	—	(65)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	134	—	—	134

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	24	—	24

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(192)	—	(192)

Balance, June 30, 2023	3,027	$757	209	$(4,098)	$807	$13,289	$583	$1,069	$12,407

Net loss*	—	—	—	—	—	(1,609)	—	(19)	(1,628)

Repurchase of common stock	—	—	—	—	—	—	—	—	—

Exercise of stock options	3	1	—	—	25	—	—	—	26

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(170)	—	(170)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	412	—	—	412

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	16	—	16

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(188)	—	(188)

Balance, September 30, 2023	3,030	$758	209	$(4,098)	$911	$12,092	$241	$1,050	$10,954

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full year.
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Liquidity
The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The revolving line of credit at Air T with MBT ("Revolver - MBT") with $16.4 million outstanding as of September 30, 2023 matures on August 31, 2024. The Company does not have sufficient cash on hand or available liquidity to repay the outstanding debt which is due within one year after the date that the financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

In response to this condition, management has plans to alleviate the substantial doubt. We are currently seeking to refinance the Revolver - MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility. Other plans include raising additional funds via sales of our trust preferred securities ("TruPs") through the Company's at-the-market offering that commenced on October 18, 2023 or through a private placement offering including possible incremental sales to existing shareholders, implementing cost reduction measures, reevaluating future investments in selected startups, and considering liquidation or sale of select investments in addition to the reduction of capital expenditures.

As a result of these plans, management believes it is probable that the cash on hand and current financings, net cash provided by operations from operating segments will be sufficient to meet obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. Management has concluded that the plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.
Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU 2022-06- Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the implementation deadline of Topic 848 from December 31, 2022, to December 31, 2024. The Company has completed the process of converting its material LIBOR-based contracts, hedging relationships, and other transactions to other reference rates as of September 30, 2023.

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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Product Sales
Air Cargo	$9,207	$7,533	$18,378	$13,887
Ground equipment sales	11,901	17,639	23,476	23,216
Commercial jet engines and parts	33,395	15,720	60,154	36,030
Corporate and other	286	19	621	135
Support Services
Air Cargo	18,899	14,520	37,449	28,580
Ground equipment sales	159	159	252	300
Commercial jet engines and parts	2,914	2,555	5,860	4,529
Corporate and other	1,233	974	2,489	1,998
Leasing Revenue
Ground equipment sales	10	29	34	73
Commercial jet engines and parts	12	669	23	1,210
Corporate and other	425	483	812	870
Other
Air Cargo	91	16	98	166
Ground equipment sales	176	192	271	245
Commercial jet engines and parts	157	42	287	72
Corporate and other	101	138	193	239

Total	$78,966	$60,688	$150,397	$111,550
See Note 13 for the Company's disaggregated revenues by geographic region and Note 14 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2023 and September 30, 2023 and the amount of contract liabilities as of April 1, 2023 that were recognized as revenue during the six-month period ended September 30, 2023 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2023 Recognized as Revenue
As of September 30, 2023	$3,629
As of April 1, 2023	$5,000
For the six months ended September 30, 2023		$4,368

4.     Accrued Expenses and Other

(in thousands)	September 30, 2023	March 31, 2023

Salaries, wages and related items	$5,605	$4,748
Profit sharing and bonus	1,146	1,672
Other Deposits	1,122	2,560
Other	4,430	4,153
Total	$12,303	$13,133

5.    Income Taxes

During the three-month period ended September 30, 2023, the Company recorded $0.5 million in income tax expense at an effective rate ("ETR") of (43.4)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2023 were the valuation allowance related to the Company’s U.S. consolidated group, Delphax Solutions, Inc. and Delphax Technologies, Inc. (collectively known as “Delphax”) and Landing Gear Support Services PTE LTD (known as “LGSS”), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the three-month period ended September 30, 2022, the Company recorded income tax benefit of $0.6 million at an ETR of 30.0%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, Delphax, other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the six-month period ended September 30, 2023, the Company recorded $0.7 million in income tax expense at an ETR of (74.5)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2023, were the valuation allowance related to the Company’s U.S. consolidated group, Delphax and LGSS, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the six-month period ended September 30, 2022, the Company recorded income tax benefit of $0.4 million at an ETR of 15.1%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the six-month period ended September 30, 2022 were the change in valuation allowance related to Delphax, other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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
During the three months ended September 30, 2023, 3,750 options were exercised under the Air T's 2012 Stock Option Plan at $7.04 per share, which was disclosed within our condensed consolidated statement of equity. Thus, as of September 30, 2023, all stock options under the Air T's 2012 Stock Option Plan have either been exercised or expired. Further, no options under the Air T's 2020 Omnibus Stock and Incentive Plan were exercisable as of September 30, 2023.
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(1,608)	$(1,336)	$(1,635)	$(2,137)
Net (income) loss attributable to non-controlling interests	(1)	104	(505)	(528)
Net loss attributable to Air T, Inc. Stockholders	$(1,609)	$(1,232)	$(2,140)	$(2,665)
Loss per share:
Basic	$(0.57)	$(0.43)	$(0.76)	$(0.93)
Diluted	$(0.57)	$(0.43)	$(0.76)	$(0.93)
Antidilutive shares excluded from computation of loss per share	—	4	—	4

Weighted Average Shares Outstanding:
Basic	2,820	2,865	2,820	2,866
Diluted	2,820	2,865	2,820	2,866

7.    Intangible Assets and Goodwill
Intangible assets as of September 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$623	$(464)	$159
Internally developed software	3,608	(621)	2,987
In-place lease and other intangibles	1,094	(289)	805
Customer relationships	7,871	(1,122)	6,749
Patents	1,112	(1,107)	5
Other	1,768	(1,173)	595
	16,076	(4,776)	11,300
In-process software	60	—	60
Intangible assets, total	$16,136	$(4,776)	$11,360

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$544	$(433)	$111
Internally developed software	3,672	(465)	3,207
In-place lease and other intangibles	1,094	(229)	865
Customer relationships	8,050	(851)	7,199
Patents	1,112	(1,105)	7
Other	1,782	(1,108)	674
	16,254	(4,191)	12,063
In-process software	40	—	40
Intangible assets, total	$16,294	$(4,191)	$12,103
Based on the intangible assets recorded at September 30, 2023 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2024 (excluding the six months ended September 30, 2023)	$609
2025	1,172
2026	1,088
2027	1,015
2028	960
2029	952
Thereafter	5,504
$11,300
The carrying amount of goodwill as of September 30, 2023 and March 31, 2023 was $10.5 million and $10.6 million, respectively. There was no impairment on goodwill during the six months ended September 30, 2023.

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
For the swaps related to Air T Term Note D, the effective portion of changes in the fair value on this instrument is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transaction affects earnings. During the three and six months ended September 30, 2023, the Company recorded a gain of approximately $16.0 thousand and $40.0 thousand, net of tax, respectively. During the three and six months ended September 30, 2022, the Company recorded a gain of approximately $1.0 million and $1.4 million, net of tax, respectively, with prior year's gain inclusive of Contrail - Term Note G due to its effective hedge designation at the time. These gains are included in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of these instruments. The interest rate swaps are considered Level 2 fair value measurements. As of September 30, 2023 and March 31, 2023, the fair value of these interest-rate swap contracts was an asset of $2.7 million and $2.4 million, respectively, which is included within other assets in the condensed consolidated balance sheets.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets and are therefore, considered Level 1 fair value measurements. During the three months ended September 30, 2023, the Company had a gross unrealized gain aggregating to $0.4 million and a gross unrealized loss aggregating to $1.1 million. During the six months ended September 30, 2023, the Company had a gross unrealized gain aggregating to $0.9 million and a gross unrealized loss aggregating to $1.8 million. During the three months ended September 30, 2022, the Company had a gross unrealized gain aggregating to $43.0 thousand and a gross unrealized loss aggregating to $0.2 million. During the six months ended September 30, 2022, the Company had a gross unrealized gain aggregating to $0.1 million and a gross unrealized loss aggregating to $0.3 million. These unrealized gains and losses are included in other income (loss) on the condensed consolidated statement of income (loss).

9.    Equity Method Investments
The Company’s investment in Lendway, Inc. - NASDAQ: LDWY ("Lendway"), formerly Insignia Systems, Inc. ("Insignia"), is accounted for under the equity method of accounting. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 to pivot the business towards non-bank lending. The Company elected a three-month lag upon adoption of the equity method. As of September 30, 2023, the Company owned 0.5 million Lendway shares, representing approximately 27.1% of Lendway's outstanding shares. During the three and six months ended September 30, 2023, the Company's share of Lendway's net loss and income for the three and six months ended June 30, 2023 was $10.0 thousand and $0.4 million, respectively. The Company's net investment basis in Lendway is $2.1 million as of September 30, 2023.
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded income of $0.7 million and $1.4 million as its share of CCI's net income for the three and six months ended September 30, 2023, along with a basis difference adjustment of $12.0 thousand and $25.0 thousand, respectively. The Company's net investment basis in CCI is $4.0 million as of September 30, 2023.
Summarized unaudited financial information for the Company's equity method investees for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$47,905	$38,388	$99,062	$73,989
Gross Profit	7,548	4,791	15,352	9,166
Operating income	3,984	1,809	9,245	3,790
Net income	3,295	1,055	8,410	2,805
Net income attributable to Air T, Inc. stockholders	$646	$435	$1,776	$743

10.    Inventories
Inventories consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Overnight air cargo:
Finished goods	$703	$546
Ground equipment manufacturing:
Raw materials	5,885	4,589
Work in process	1,697	153
Finished goods	3,641	6,976
Corporate and other:
Raw materials	917	794
Finished goods	725	726
Commercial jet engines and parts:
Whole engines available for sale or tear-down	—	10,141
Parts	44,527	50,813
Total inventories	58,095	74,738
Reserves	(3,639)	(3,613)
Total inventories, net of reserves	$54,456	$71,125

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
The components of lease cost for the three and six months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$742	$498	$1,424	$989
Short-term lease cost	298	139	384	275
Variable lease cost	178	189	363	374
Total lease cost	$1,218	$826	$2,171	$1,638
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of September 30, 2023 and March 31, 2023 were as follows (in thousands):

	September 30, 2023	March 31, 2023
Operating leases
Operating lease ROU assets	$12,071	$11,666
Operating lease liabilities	$12,917	$12,435

Weighted-average remaining lease term
Operating leases	12 years, 2 months	12 years, 10 months

Weighted-average discount rate
Operating leases	5.04%	4.95%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of September 30, 2023 are as follows (in thousands):

Operating Leases
2024 (excluding the six months ended September 30, 2023)	$1,254
2025	2,288
2026	2,006
2027	1,853
2028	1,382
2029	748
Thereafter	8,227
Total undiscounted lease payments	17,758
Interest	(3,946)
Discount	(895)
Total lease liabilities	$12,917

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at September 30, 2023 and March 31, 2023, respectively.
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

On September 5, 2023, Contrail entered into the Sixth Amendment to Supplement #2 to Master Loan Agreement and the Fifth Amended and Restated Promissory Note with ONB. The principal purpose of the amended documents was to extend the maturity date of the revolving $25.0 million facility to November 24, 2025 or such earlier date on which the revolving note becomes due and payable pursuant to the supplement or the master loan agreement. The material terms of the revolving facility remain the same, including the payment terms and interest rate except that the change in control event of default provision was revised to provide as follows: "(h) Change in control of operations. If the CEO Joe Kuhn, or a CEO acceptable to ONB, in its reasonable discretion, has its employment with Contrail terminated for any reason, or ceases to oversee the day-to-day operations of Contrail."

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries as of September 30, 2023:

(In Thousands)	September 30, 2023	March 31, 2023	Maturity Date	Interest Rate	Unused commitments at September 30, 2023
Air T Debt
Revolver - MBT	$16,395	$8,742	8/31/2024	SOFR + range of 2.25% - 3.25%	$2,605
Term Note A - MBT	7,363	7,762	8/31/2031	3.42%
Term Note B - MBT	2,599	2,740	8/31/2031	3.42%
Term Note D - MBT	1,304	1,338	1/1/2028	1-month LIBOR + 2.00%
Term Note E - MBT	—	800	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Term Note F - MBT	883	983	1/31/2028	Greater of 6.00% or Prime + 1.00%
Debt - Trust Preferred Securities	25,605	25,598	6/7/2049	8.00%
Total	54,149	47,963

AirCo 1 Debt
Term Loan - PSB	6,393	6,393	12/11/2025	3-month SOFR + 3.26%
Total	6,393	6,393

Jet Yard Debt
Term Loan - MBT	1,801	1,844	8/31/2031	4.14%
Total	1,801	1,844

Contrail Debt
Revolver - ONB	3,221	12,441	11/24/2025	1-month SOFR + 3.56%	$21,779
Term Loan G - ONB	24,918	38,180	11/24/2025	1-month SOFR + 3.11%
Total	28,139	50,621

Delphax Solutions Debt
Canadian Emergency Business Account Loan	29	30	12/31/2025	5.00%
Total	29	30

Wolfe Lake Debt
Term Loan - Bridgewater	9,459	9,586	12/2/2031	3.65%
Total	9,459	9,586

Air T Acquisition 22.1
Term Loan - Bridgewater	4,500	4,500	2/8/2027	4.00%
Term Loan A - ING	2,225	2,610	2/1/2027	3.50%
Term Loan B - ING	1,059	1,088	5/1/2027	4.00%
Total	7,784	8,198

WASI Debt
Promissory Note - Seller's Note	1,065	1,279	1/1/2026	6.00%
Total	1,065	1,279

Total Debt	108,819	125,914

Unamortized Debt Issuance Costs	(761)	(829)
Total Debt, net	$108,058	$125,085
At September 30, 2023, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
September 30, 2024	$23,904
September 30, 2025	10,902
September 30, 2026	26,038
September 30, 2027	6,292
September 30, 2028	2,825
Thereafter	38,858
108,819
Unamortized Debt Issuance Costs	(761)
$108,058

13.    Geographical Information
Total tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States, are summarized in the following table as of September 30, 2023 and March 31, 2023 (in thousands):

	September 30, 2023	March 31, 2023
United States	$21,114	$21,433
Foreign	51	89
Total tangible long-lived assets, net	$21,165	$21,522

The net book value of tangible long-lived assets located within each individual foreign country at September 30, 2023 and March 31, 2023 is listed below (in thousands):

	September 30, 2023	March 31, 2023
The Netherlands	$43	$42
Other	8	47
Total tangible long-lived assets, net	$51	$89

Total revenue, in and outside the United States, is summarized in the following table for the six months ended September 30, 2023 and September 30, 2022 (in thousands):

	September 30, 2023	September 30, 2022
United States	$128,435	$91,323
Foreign	21,962	20,227
Total revenue	$150,397	$111,550

14.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$28,099	$22,069	$55,236	$42,633
International	98	—	689	—
Total Overnight Air Cargo	28,197	22,069	55,925	42,633
Ground Equipment Sales:
Domestic	8,833	14,913	20,532	18,821
International	3,413	3,106	3,501	5,013
Total Ground Equipment Sales	12,246	18,019	24,033	23,834
Commercial Jet Engines and Parts:
Domestic	28,763	11,611	50,730	28,343
International	7,715	7,375	15,594	13,498
Total Commercial Jet Engines and Parts	36,478	18,986	66,324	41,841
Corporate and Other:
Domestic	1,019	778	1,937	1,526
International	1,026	836	2,178	1,716
Total Corporate and Other	2,045	1,614	4,115	3,242
Total	78,966	60,688	150,397	111,550

Operating Income (Loss):
Overnight Air Cargo	2,039	845	3,974	1,922
Ground Equipment Sales	(12)	1,887	(97)	2,029
Commercial Jet Engines and Parts	1,152	(204)	2,629	2,870
Corporate and Other	(2,418)	(2,349)	(5,084)	(5,809)
Total	761	179	1,422	1,012

Capital Expenditures:
Overnight Air Cargo	46	92	204	191
Ground Equipment Sales	25	6	58	16
Commercial Jet Engines and Parts	21	278	141	352
Corporate and Other	61	43	154	232
Total	153	419	557	791

Depreciation and Amortization:
Overnight Air Cargo	90	23	175	42
Ground Equipment Sales	35	46	70	95
Commercial Jet Engines and Parts	189	563	380	996
Corporate and Other	386	394	764	755
Total	$700	$1,026	$1,389	$1,888

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA for the six months ended September 30, 2023 and 2022 (in thousands):

Six Months Ended September 30, 2023
Total
Operating income	$1,422
Depreciation and amortization (excluding leased engines depreciation)	1,389
Asset impairment, restructuring or impairment charges	5
Gain on sale of property and equipment	(8)
TruPs issuance expenses	93
Adjusted EBITDA	$2,901

Six Months Ended September 30, 2022
Total
Operating income	$1,012
Depreciation and amortization (excluding leased engines depreciation)	1,252
Asset impairment, restructuring or impairment charges	1,536
Gain on sale of property and equipment	(2)
TruPs issuance expenses	34
Adjusted EBITDA	$3,832

15.    Commitments and Contingencies
Contrail Put/Call Option
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $7.7 million as of September 30, 2023. The change in the redemption value compared to March 31, 2023 is a decrease of $0.3 million, which was driven by the decrease in fair value of $0.6 million and distributions to non-controlling interest of $0.2 million, partially offset by net income attributable to non-controlling interest of $0.5 million. As of the date of this filing, neither the Seller nor the Company has indicated an intent to exercise the put and call options. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.
Contrail Asset Management, LLC and CJVII, LLC
On May 5, 2021, the Company formed an aircraft asset management business called Contrail Asset Management, LLC ("CAM"), and an aircraft capital joint venture called Contrail JV II LLC ("CJVII"). The new venture focus on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. The joint venture, CJVII, was formed as a series LLC ("CJVII Series"). It consists of several individual series that target investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM was formed to serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII Series as governed by the Management Agreement between CJVII and CAM ("Asset Management Function"), and 2) to directly invest into CJVII Series alongside other institutional investment partners ("Investment Function").
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
Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of September 30, 2023, for its Investment Function, the Company has contributed $1.0 million to CAM’s Onshore Series and $6.9 million to CAM’s Offshore Series.
The Company determined that CAM is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not control CAM’s Board of Directors, which has the power to direct the activities that most significantly impact the economic performance of CAM. Accordingly, the Company does not consolidate CAM and has determined to account for this investment using equity method accounting. As of September 30, 2023, the Company's net investment basis in CAM is $4.5 million.
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

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is $4.6 million as of September 30, 2023, which was comprised of the following (in thousands):

Shanwick RNCI
Beginning Balance as of April 1, 2023	$4,738
Contribution from non-controlling members	—
Distribution to non-controlling members	(166)
Net income attributable to non-controlling interests	182
Redemption value adjustments	(116)
Ending Balance as of September 30, 2023	$4,638

2020 Omnibus Stock and Incentive Plan
On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. As of September 30, 2023, options to purchase up to 260,670 shares are outstanding under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. For the three and six months ended September 30, 2023, total compensation cost recognized under the Plan was $0.1 million and $0.2 million, respectively.

16.     Guarantees

Financial Guarantees
Our financial guarantees consist of debt obligations of certain CJVII Series. Expiration dates vary through 2028, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the series to fulfill its obligation covered by the guarantee. We are entitled to recover from amounts paid by us under the guarantee by other unrelated institutional investment partners ("CJVII Series investors"), up to their pro rata ownership of the CJVII Series. The maximum potential payments for financial guarantees were $12.8 million and $13.6 million as of September 30, 2023 and March 31, 2023, respectively.

Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee.

The financial guarantees were made only for the convenience of other CJVII Series investors in the process of obtaining third-party debt to fund acquisitions of aircraft assets. The guarantees did not provide any value to the debt and, as such, the Company did not record a liability related to these financial guarantees.

Nonfinancial Guarantees
From time to time, we may issue guarantees or indemnifications to third parties assuring performance of lease agreements pertaining to aircraft assets owned by certain CJVII Series ("nonfinancial guarantees"). Air T's performance under these guarantees would be triggered by failure of the series to perform in accordance with the terms stated in the lease agreements.

Nonfinancial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable that we will be required to perform under a guarantee or indemnity, the amount of probable payment will be recorded.

The maximum potential payments for nonfinancial guarantees were $4.0 million at both September 30, 2023 and March 31, 2023. The carrying value of recorded liabilities related to nonfinancial guarantees was $0 at both September 30, 2023 and March 31, 2023.

17.     Subsequent Events
Management performs an evaluation of events that occur after the balance sheet date but before condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2023, to and including September 30, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

This Quarterly Report on Form 10-Q, including the MD&A, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, because of, among other things, potential risks and uncertainties, such as:

•An inability to finance our operations through bank or other financing or through the sale of issuance of debt or equity securities as a result of the existence of substantial doubt about our ability to continue as a going concern;
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

Results of Operations

Second Quarter Fiscal 2024 Compared to Second Quarter Fiscal 2023
Consolidated revenue for the three-month period ended September 30, 2023 increased by $18.3 million (30.1%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended September 30, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2023	2022
Overnight Air Cargo	$28,197	$22,069	$6,128	27.8%
Ground Equipment Sales	12,246	18,019	(5,773)	(32.0)%
Commercial Jet Engines and Parts	36,478	18,986	17,492	92.1%
Corporate and Other	2,045	1,614	431	26.7%
	$78,966	$60,688	$18,278	30.1%
Revenues from the air cargo segment for the three-month period ended September 30, 2023 increased by $6.1 million (27.8%) compared to the second quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees due to increased fleet, higher pass-through revenues from FedEx, and the WASI acquisition mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report, which contributed revenues for a full quarter in 2023 but was not part of the segment in the prior comparable quarter.

The ground equipment sales segment contributed approximately $12.2 million and $18.0 million to the Company’s revenues for the three-month periods ended September 30, 2023 and 2022 respectively, representing a $5.8 million (32.0%) decrease in the current quarter. The decrease was primarily driven by the lower number of deicing trucks sold in the current year quarter compared to prior year's comparable quarter. At September 30, 2023, the ground equipment sales segment’s order backlog was $7.0 million compared to $21.1 million at September 30, 2022.

The commercial jet engines and parts segment contributed $36.5 million of revenues in the quarter ended September 30, 2023 compared to $19.0 million in the comparable prior year quarter, which is an increase of $17.5 million (92.1%). The increase was primarily driven by engine sales at Contrail and higher component part sales across multiple companies within the segment in the current quarter compared to prior year comparable quarter.
Revenues from the corporate and other segment for the three-month period ended September 30, 2023 increased by $0.4 million (26.7%) compared to the second quarter of the prior fiscal year. The increase was primarily attributable to increased software subscriptions at Shanwick.

Following is a table detailing operating income (loss) by segment during the three months ended September 30, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2023	2022
Overnight Air Cargo	$2,039	$845	$1,194
Ground Equipment Sales	(12)	1,887	(1,899)
Commercial Jet Engines and Parts	1,152	(204)	1,356
Corporate and Other	(2,418)	(2,349)	(69)
	$761	$179	$582
Consolidated operating income for the quarter ended September 30, 2023 was $0.8 million, compared to an operating income of $0.2 million in the comparable quarter of the prior year.
The air cargo segment's operating income for the three-month period ended September 30, 2023 was $2.0 million compared to operating income of $0.8 million in the same quarter in the prior fiscal year. This increase was primarily attributable to the increased sales noted in the segment revenue discussion above.
The ground equipment sales segment's operating loss for the quarter ended September 30, 2023 was $12.0 thousand compared to the prior year comparable quarter's operating income of $1.9 million. This decrease was primarily attributable to the decreased sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated an operating income of $1.2 million in the current-year quarter compared to an operating loss of $0.2 million in the prior-year quarter. The change was primarily attributable to the increased sales noted in the segment revenue discussion above. In addition, this segment incurred an inventory write-down of $1.0 million in the prior-year comparable quarter compared to none in the current year comparable quarter.
The corporate and other segment's operating loss for the three-month period ended September 30, 2023 was relatively flat compared to the same quarter in the prior fiscal year.
Following is a table detailing non-operating income (expense) during the three months ended September 30, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2023	2022
Interest expense	$(1,853)	$(1,996)	$143
Income from equity method investments	748	266	482
Other	(777)	(357)	(420)
	$(1,882)	$(2,087)	$205
The Company had a net non-operating loss of $1.9 million during the quarter ended September 30, 2023, compared to net non-operating loss of $2.1 million in the prior-year quarter. The decrease in non-operating loss was primarily driven by the increase of net income allocated to the Company from equity method investments and fluctuations in foreign currency exchange rates causing a lower exchange loss of $0.2 million compared to the same quarter in the prior fiscal year. The decrease in non-operating loss is offset by a higher investment loss due to the fair value adjustments on marketable securities.
During the three-month period ended September 30, 2023, the Company recorded $0.5 million in income tax expense at an ETR of (43.4)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2023 were the valuation allowance related to the Company's U.S. consolidated group, Delphax and LGSS, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.

During the three-month period ended September 30, 2022, the Company recorded income tax benefit of $0.6 million at an effective tax rate of 30.0%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2022 were the change in valuation allowance related to Delphax other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

First Six Months of Fiscal 2024 Compared to First Six Months of Fiscal 2023

Following is a table detailing revenue by segment, net of intercompany during the six months ended September 30, 2023 compared to the same period in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2023	2022
Overnight Air Cargo	$55,925	$42,633	$13,292	31.2%
Ground Equipment Sales	24,033	23,834	199	0.8%
Commercial Jet Engines and Parts	66,324	41,841	24,483	58.5%
Corporate and Other	4,115	3,242	873	26.9%
	$150,397	$111,550	$38,847	34.8%
Revenues from the air cargo segment for the six months ended September 30, 2023 increased by $13.3 million (31.2%) compared to the six months ended September 30, 2022. The increase was principally attributable to higher administrative fees due to increased fleet, higher pass-through revenues from FedEx, and the WASI acquisition mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report, which contributed revenues for the full six month period in 2023 but was not part of the segment in the prior-year comparable six-month period.

The ground equipment sales segment's revenue for the six-month period ended September 30, 2023 was relatively flat compared to the same period in the prior fiscal year.
The commercial jet engines and parts segment contributed $66.3 million of revenues in the six months ended September 30, 2023 compared to $41.8 million in the comparable prior year six months period. The increase was primarily driven by higher component part sales across multiple companies within the segment and engine sales at Contrail that did not occur in the prior fiscal year's six month period.
Revenues from the corporate and other segment in the six months ended September 30, 2023 increased by $0.9 million (26.9%) compared to the six months ended September 30, 2022. The increase was primarily attributable increased software subscriptions at Shanwick.

Following is a table detailing operating income (loss) by segment during the six months ended September 30, 2023 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2023	2022
Overnight Air Cargo	$3,974	$1,922	$2,052
Ground Equipment Sales	$(97)	$2,029	(2,126)
Commercial Jet Engines and Parts	$2,629	$2,870	(241)
Corporate and Other	(5,084)	(5,809)	725
	$1,422	$1,012	$410
Consolidated operating income for the six months ended September 30, 2023 was $1.4 million compared to an operating income of $1.0 million for the comparable six months of the prior year.

The air cargo segment's operating income for the six months ended September 30, 2023 was $4.0 million compared to operating income of $1.9 million in the prior year comparable period primarily due to the revenue increase noted above.
The ground equipment sales segment's operating loss for the six months ended September 30, 2023 was $0.1 million compared to operating income of $2.0 million in the prior year comparable period primarily attributable to the decline in revenue in the second fiscal quarter mentioned above as well as an increase in cost of parts due in part to the global supply chain disruption.
The commercial jet engines and parts segment generated operating income of $2.6 million in the current-year six-month period compared to operating income of $2.9 million in the prior year six-month period. The decrease was primarily attributable to lower profit margins on component sales at Contrail compared to the prior year comparable period.
The corporate and other segment's operating loss for the six-month period ended September 30, 2023 was $5.1 million compared to an operating loss of $5.8 million in the prior year comparable period. The decrease in operating loss was primarily driven by the revenue increase noted above.
Following is a table detailing non-operating income (expense) during the six months ended September 30, 2023 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2023	2022
Interest expense	(3,662)	(3,818)	$156
Income from equity method investments	1,439	798	641
Other	(136)	(509)	373
	(2,359)	(3,529)	$1,170
The Company had a net non-operating loss of $2.4 million for the six months ended September 30, 2023 compared to a net non-operating loss of $3.5 million in the prior-year six-month period. The decrease in non-operating loss was primarily driven by the increase of net income allocated to the Company from equity method investments and fluctuations in foreign currency exchange rates causing a lower exchange loss of $0.5 million compared to prior fiscal year.
During the six-month period ended September 30, 2023, the Company recorded income tax expense of $0.7 million at an ETR of (74.5)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the six-month period ended September 30, 2023 were the valuation allowance related to the Company's U.S. consolidated group, Delphax and LGSS, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.
During the six-month period ended September 30, 2022, the Company recorded income tax benefit of $0.4 million at an effective tax rate of 15.1%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the six-month period ended September 30, 2022 were the change in valuation allowance related to Delphax and other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended September 30, 2023.
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
Supply Chain, Inflation, and Interest Rates

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. Supply chain disruption caused an increase in material costs, which has directly impacted the performance of our ground equipment sales segment. We expect that issues caused by economic and business issues will continue beyond fiscal 2024. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2023.
Liquidity and Capital Resources
As of September 30, 2023, the Company held approximately $5.9 million in cash and cash equivalents and restricted cash. The Company also held $1.3 million in restricted investments held as statutory reserve of SAIC. The Company has an aggregate of approximately $24.4 million in available funds under its lines of credit as of September 30, 2023.
As of September 30, 2023, the Company’s working capital amounted to $47.5 million, a decrease of $4.8 million compared to March 31, 2023.

As mentioned in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on June 23, 2023, the Company and MBT entered into amendments to the MBT revolving credit agreement and related promissory note. The amendments extended the maturity date of the credit facility to August 31, 2024 and include the following changes:

1.A $2.0 million seasonal increase in the maximum amount available under the facility. The maximum amount of the facility will now increase to $19.0 million between May 1 and November 30 of each year and will decrease to $17.0 million between December 1 and April 30 of each year;
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

As mentioned in Note 15 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this report, on May 5, 2021, the Company formed CAM and acquired its ownership interest in CAM. The operations of CAM are not consolidated into the operations of the Company. For its Investment Function (as defined in Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report), CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. As of March 31, 2023, the Company has fulfilled its capital commitments to CAM.

On March 22, 2023, Contrail entered into the First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement ("the Amendment") with ONB whereby, among other things, in exchange for a $20 million principal prepayment of Term Note G, Contrail obtained a waiver of the debt service coverage ratio covenant. $6.7 million of the $20.0 million prepayment was paid on March 30, 2023 and the remaining $13.3 million payment was paid in September 2023.

As mentioned in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on September 5, 2023, Contrail entered into the Sixth Amendment to Supplement #2 to Master Loan Agreement and the Fifth Amended and Restated Promissory Note with ONB. The principal purpose of the amended documents was to extend the maturity date of the revolving $25.0 million facility to November 24, 2025 or such earlier date on which the revolving note becomes due and payable pursuant to the supplement or the master loan agreement.

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The revolving line of credit at Air T with MBT with $16.4 million outstanding as of September 30, 2023 matures on August 31, 2024. The Company does not have sufficient cash on hand or available liquidity to repay the outstanding debt which is due within one year after the date that the financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

In response to this condition, management has plans to alleviate the substantial doubt. We are currently seeking to refinance the Revolver - MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility. Other plans include raising additional funds via sales of our TruPs through the Company's at-the-market offering that commenced on October 18, 2023 or through a private placement offering including possible incremental sales to existing shareholders, implementing cost reduction measures, reevaluating future investments in selected startups, and considering liquidation or sale of select investments in addition to the reduction of capital expenditures.

As a result of these plans, management believes it is probable that the cash on hand and current financings, net cash provided by operations from operating segments will be sufficient to meet obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. Management has concluded that the plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows
Following is a table of changes in cash flow for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$15,897	$(13,946)
Net cash provided by (used in) investing activities	156	(1,776)
Net cash (used in) provided by financing activities	(17,229)	16,757
Effect of foreign currency exchange rates on cash and cash equivalents	9	62
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	$(1,167)	$1,097
Net cash provided by operating activities was $15.9 million for the six-month period ended September 30, 2023 compared to net cash used in operating activities of $13.9 million in the prior year six-month period. The change in operating cash flows was primarily driven by a net decrease in inventory of $17.0 million driven by increased sales in the current six month period compared to prior year period's net increase of $14.2 million due to higher inventory purchases.
Net cash provided by investing activities for the six-month period ended September 30, 2023 was $0.2 million compared to net cash used in investing activities of $1.8 million in the prior-year period. The cash provided by investing activities was primarily driven by higher distributions received from equity method investments in the current year compared to the prior year six month period.

Net cash used in financing activities for the six-month period ended September 30, 2023 was $17.2 million compared to net cash provided by financing activities of $16.8 million in the prior-year period. The cash used in financing activities in the current year six month period was primarily driven by less proceeds and more payments on the Company's term loans and revolving lines of credit compared to the prior year six month period.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0 and $0.4 million for the three months ended September 30, 2023 and 2022, respectively.

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

The tables below provide a reconciliation of operating income to Adjusted EBITDA for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three months ended		Six months ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Operating income	$761	$179	$1,422	$1,012
Depreciation and amortization (excluding leased engines depreciation)	700	645	1,389	1,252
Asset impairment, restructuring or impairment charges	3	1,488	5	1,536
Gain on sale of property and equipment	(2)	(1)	(8)	(2)
TruPs issuance expenses	47	19	93	34
Adjusted EBITDA	$1,509	$2,330	$2,901	$3,832

The table below provides Adjusted EBITDA by segment for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three months ended		Six months ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Overnight Air Cargo	$2,125	$1,204	$4,140	$2,300
Ground Equipment Sales	23	1,933	(28)	2,124
Commercial Jet Engines and Parts	1,339	979	3,009	4,248
Corporate and Other	(1,978)	(1,786)	(4,220)	(4,840)
Adjusted EBITDA	$1,509	$2,330	$2,901	$3,832

Issuer and guarantor subsidiary summarized information

Air T Funding (the “Trust”) is a statutory business trust formed under Delaware law in September 2018. Air T Funding exists for the exclusive purposes of (i) issuing and selling its Alpha Income Trust Preferred Securities (also referred to as the 8.0% Cumulative Securities, Capital Securities or “Trust Preferred Securities”), par value $25.00 per share, (ii) using the proceeds from the sale of the Trust Preferred Securities to acquire Junior Subordinated Debentures issued by the Company, and (iii) engaging in only those other activities necessary, advisable or incidental thereto (such as registering the transfer of the Trust Preferred Securities). Accordingly, the Junior Subordinated Debentures are the sole assets of Air T Funding, and payments by the Company under the Junior Subordinated Debentures and a related expense agreement are the sole revenues of Air T Funding. Air T Funding’s business and affairs are conducted by a Property Trustee, a Delaware Trustee and two individual Administrative Trustees who are officers of Air T.

Distributions on the Trust Preferred Securities are payable to record holders at the annual rate of 8% of the stated $25.00 liquidation amount, payable quarterly in arrears on the 15th day of February, May, August, and November in each year. The Trust Preferred Securities issued by the Trust are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Air T. Air T guarantees the payment of distributions by Air T Funding and payments on liquidation of or redemption of the Trust Preferred Securities (subordinate to the right to payment of senior and subordinated debt of Air T, as defined in Note 12 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report). If Air T Funding has insufficient funds to pay distributions on the Trust Preferred Securities (i.e., if Air T has failed to make required payments under the Junior Subordinated Debentures), a holder of the Trust Preferred Securities would have the right to institute a legal proceeding directly against Air T to enforce payment of such distributions.

All of the Common Securities of the Air T Funding are owned by Air T. The Common Securities rank pari passu, and payments will be made thereon pro rata, with the Trust Preferred Securities, except that upon the occurrence and during the continuance of an event of default under the Trust Agreement, as amended resulting from an event of default under the indenture, the rights of the Company as holder of the common securities to payment in respect of distributions and payments upon liquidation, redemption or otherwise would be subordinated to the rights of the holders of the Trust Preferred Securities.

The Trust Preferred Securities are subject to mandatory redemption at any time on or after June 7, 2024. Upon the repayment or redemption at any time, in whole or in part, of any Junior Subordinated Debentures, the proceeds from such repayment or redemption would be applied to redeem a like amount of the Trust Preferred Securities, at the liquidation amount plus any accumulated and unpaid distributions. If less than all of the Junior Subordinated Debentures are to be repaid or redeemed on a redemption date, then the proceeds from such repayment or redemption would be allocated to the redemption of the Trust Preferred Securities pro rata.

The Company also has an optional right to redeem the Junior Subordinated Debentures (i) on or after June 7, 2024, in whole at any time or in part from time to time at a redemption price equal to the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus 100% of the principal amount thereof, or (ii) at any time, in whole (but not in part), upon the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event (each as defined in the indenture) at a redemption price equal to the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus 100% of the principal amount thereof. In the event a Tax Event, an Investment Company Event or Capital Treatment Event has occurred and is continuing and the Company does not elect to redeem the Junior Subordinated Debentures and thereby cause a mandatory redemption of the Trust Preferred Securities or to liquidate Air T Funding and cause the Junior Subordinated Debentures to be distributed to holders of the Trust Securities in liquidation of Air T Funding, such Trust Preferred Securities will remain outstanding and additional sums may be payable on the Junior Subordinated Debentures.

So long as no Debenture event of default has occurred and is continuing, at any time on or after June 7, 2024, the Company has the right under the indenture to defer the payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters with respect to each such period (each, an “Extension Period”), provided that no Extension Period may extend beyond the stated maturity of the Junior Subordinated Debentures. As a consequence of any such election, quarterly distributions on the Trust Preferred Securities will be deferred by Air T Funding during any such Extension Period. Distributions to which holders of Trust Preferred Securities are entitled will accumulate additional amounts thereon at the rate per annum of 8% thereof, compounded quarterly from the relevant Distribution Date, to the extent permitted under applicable law. During any such Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company’s capital stock (which includes common and preferred stock) or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the Junior Subordinated Debentures or make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the Junior Subordinated Debentures (other than (a) dividends or distributions in common stock of the Company, (b) any declaration of a dividend in connection with the implementation of a stockholders’ rights plan, or the issuance of stock under any such plan in the future, or the redemption or repurchase of any such rights pursuant thereto, (c) payments under the guarantee and (d) purchases of common stock for issuance under any of the Company’s benefit plans for its directors, officers or employees). Prior to the termination of any such Extension Period, the Company may further extend such Extension Period, provided that such extension does not cause such Extension Period to exceed 20 consecutive quarters or extend beyond the stated maturity. Upon the termination of any such Extension Period and the payment of all amounts then due, and subject to the foregoing limitations, the Company may elect to begin a new Extension Period. Subject to the foregoing, there is no limitation on the number of times that the Company may elect to begin an Extension Period. The Company has no current intention of exercising its right to defer payments of interest by extending the interest payment period on the Junior Subordinated Debentures.

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of September 30, 2023, there are $25.6 million in Trust Preferred Securities outstanding.

The Trust is a “finance subsidiary” of Air T within the meaning of Rule 3‑10 of Regulation S‑X under the Securities Act of 1933, as amended, and as a result the Air T Funding does not file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended.

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

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2023. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No shares were repurchased during the quarter ended September 30, 2023.

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Fifth Amendment and Restated Promissory Note executed by Contrail Aviation Support, LLC in favor of Old National Bank Effective September 5, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K filed September 5, 2023 (Commission File No. 001-35476).

10.2
Sixth Amendment to Supplement #2 to Master Loan Agreement by and between Contrail Aviation Support, LLC and Old National Bank effective September 5, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K Filed September 5, 2023 (Commission File No. 001-25476).

10.3
At-the-Market-Offering Agreement, dated October 17, 2023, by and between Air T, Inc., Air T Funding and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 18, 2023 (Commission File No. 001-35476).

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: November 13, 2023
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer