Form 10-Q
period 2023-12-31
AIR T INC
filed 2024-02-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2023
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at January 31, 2024	2,821,504

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating Revenues:
Overnight air cargo	$29,018	$21,831	$84,944	$64,464
Ground equipment sales	8,441	16,147	32,474	39,981
Commercial jet engines and parts	24,139	21,736	90,463	63,577
Corporate and other	2,158	1,682	6,273	4,924
	63,756	61,396	214,154	172,946

Operating Expenses:
Overnight air cargo	24,504	19,174	71,841	56,696
Ground equipment sales	6,964	13,492	27,854	32,362
Commercial jet engines and parts	19,322	15,357	72,562	43,685
General and administrative	13,554	11,503	39,672	33,898
Depreciation and amortization	699	1,097	2,088	2,984
Inventory write-down	321	638	326	1,658
Asset impairment	—	—	—	516
	65,364	61,261	214,343	171,799

Operating (Loss) Income	(1,608)	135	(189)	1,147

Non-operating (Expense) Income:
Interest expense	(1,528)	(2,204)	(5,189)	(6,021)
Income from equity method investments	1,038	2,118	2,477	2,917
Other	142	(97)	8	(608)
	(348)	(183)	(2,704)	(3,712)

Loss before income taxes	(1,956)	(48)	(2,893)	(2,565)

Income Taxes Expense (Benefit)	153	(156)	851	(536)

Net (Loss) Income	(2,109)	108	(3,744)	(2,029)

Net Income Attributable to Non-controlling Interests	(870)	(698)	(1,375)	(1,226)

Net Loss Attributable to Air T, Inc. Stockholders	$(2,979)	$(590)	$(5,119)	$(3,255)

Loss per share (Note 6)
Basic	$(1.06)	$(0.21)	$(1.82)	$(1.14)
Diluted	$(1.06)	$(0.21)	$(1.82)	$(1.14)

Weighted Average Shares Outstanding:
Basic	2,822	2,836	2,820	2,855
Diluted	2,822	2,836	2,820	2,855
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In Thousands)	2023	2022	2023	2022
Net (Loss) Income	$(2,109)	$108	$(3,744)	$(2,029)
Foreign currency translation gain (loss)	216	775	(19)	(360)
Unrealized (loss) gain on interest rate swaps	(38)	(61)	2	1,371
Reclassification of interest rate swaps into earnings	(188)	18	(568)	52
Total Other Comprehensive (Loss) Income	(10)	732	(585)	1,063
Total Comprehensive (Loss) Income	(2,119)	840	(4,329)	(966)
Comprehensive Income Attributable to Non-controlling Interests	(870)	(698)	(1,375)	(1,226)
Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(2,989)	$142	$(5,704)	$(2,192)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2023	March 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,480	$5,806
Marketable securities	326	—
Restricted cash	707	1,284
Restricted investments	1,463	2,161
Accounts receivable, net of allowance for doubtful accounts of $1,371 and $1,160	18,141	27,218
Income tax receivable	354	536
Inventories, net	53,887	71,125
Employee retention credit receivable	—	940
Other current assets	9,971	7,487
Total Current Assets	89,329	116,557

Property and equipment, net of accumulated depreciation of $7,520 and $6,624	20,883	21,439
Intangible assets, net of accumulated amortization of $5,141 and $4,191	11,459	12,103
Right-of-use ("ROU") assets	11,893	11,666
Equity method investments	15,038	13,230
Goodwill	10,624	10,563
Other assets	3,556	4,004
Total Assets	162,782	189,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	13,537	10,449
Income tax payable	36	304
Accrued expenses and other (Note 4)	12,029	13,133
Current portion of long-term debt	17,367	38,736
Short-term lease liability	1,832	1,664
Total Current Liabilities	44,801	64,286

Long-term debt	83,419	86,349
Deferred income tax liabilities, net	2,581	2,417
Long-term lease liability	10,941	10,771
Other non-current liabilities	—	47
Total Liabilities	141,742	163,870

Redeemable non-controlling interests	13,086	12,710

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,026,495 shares issued, 2,821,504 and 2,818,374 shares outstanding	758	757
Treasury stock, 208,741 shares at $19.63 and 208,121 shares at $19.62	(4,098)	(4,083)
Additional paid-in capital	990	728
Retained earnings	9,014	13,686
Accumulated other comprehensive income	231	816
Total Air T, Inc. Stockholders' Equity	6,895	11,904
Non-controlling Interests	1,059	1,078
Total Equity	7,954	12,982
Total Liabilities and Equity	$162,782	$189,562
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Nine Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,744)	$(2,029)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,088	2,984
Inventory write-down	326	1,658
Asset impairment	—	516
Income from equity method of investments	(2,477)	(2,917)
Other	1,132	614
Change in operating assets and liabilities:
Accounts receivable	8,865	4,936
Inventories	17,061	(12,469)
Accounts payable	3,087	(109)
Accrued expenses	(1,105)	1,447
Employee retention credit receivable	940	2,456
Other	(3,028)	(902)
Net cash provided by (used in) operating activities	23,145	(3,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(1,086)	(2,609)
Capital expenditures related to property & equipment	(678)	(1,008)
Capital expenditures related to assets on lease or held for lease	—	(29)
Other	1,983	556
Net cash provided by (used in) investing activities	219	(3,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	84,735	102,015
Payments on lines of credit	(99,426)	(91,865)
Proceeds from term loan	—	8,177
Payments on term loan	(17,116)	(12,300)
Proceeds from issuance of Trust Preferred Securities ("TruPs")	7,285	—
Other	(629)	(1,161)
Net cash (used in) provided by financing activities	(25,151)	4,866
Effect of foreign currency exchange rates on cash and cash equivalents	(116)	181
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,903)	(1,858)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,090	8,368
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,187	$6,510
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

Net loss*	—	—	—	—	—	(1,433)	—	(6)	(1,439)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(529)	—	(529)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	926	—	—	926

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	475	—	475

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, June 30, 2022	3,023	756	156	(3,002)	472	26,222	(300)	1,098	25,246

Net loss*	—	—	—	—	—	(1,232)	—	(4)	(1,236)

Repurchase of common stock	—	—	19	(351)	—	—	—	—	(351)

Exercise of stock options	3	1	—	—	20	—	—	—	21

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(606)	—	(606)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(188)	—	—	(188)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	957	—	957

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	17	—	17

Balance, September 30, 2022	3,026	757	175	(3,353)	571	24,802	68	1,094	23,939

Net loss*	—	—	—	—	—	(590)	—	(7)	(597)

Repurchase of common stock	—	—	29	(642)	—	—	—	—	(642)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation gain	—	—	—	—	—	—	775	—	775

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(1,059)	—	—	(1,059)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(61)	—	(61)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	18	—	18

Balance, December 31, 2022	3,026	$757	204	$(3,995)	$650	$23,153	$800	$1,087	$22,452

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

Net loss*	—	—	—	—	—	(531)	—	(9)	(540)

Repurchase of common stock	—	—	1	(15)	—	—	—	—	(15)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(65)	—	(65)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	134	—	—	134

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	24	—	24

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(192)	—	(192)

Balance, June 30, 2023	3,027	757	209	(4,098)	807	13,289	583	1,069	12,407

Net loss*	—	—	—	—	—	(1,609)	—	(19)	(1,628)

Exercise of stock options	3	1	—	—	25	—	—	—	26

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(170)	—	(170)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	412	—	—	412

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	16	—	16

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(188)	—	(188)

Balance, September 30, 2023	3,030	758	209	(4,098)	911	12,092	241	1,050	10,954

Net (loss) income*	—	—	—	—	—	(2,979)	—	9	(2,970)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation gain	—	—	—	—	—	—	216	—	216

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(99)	—	—	(99)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(38)	—	(38)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(188)	—	(188)

Balance, December 31, 2023	3,030	$758	209	$(4,098)	$990	$9,014	$231	$1,059	$7,954

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. The results of operations for the period ended December 31, 2023 are not necessarily indicative of the operating results for the full year.
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

As previously reported in the Company's September 30, 2023 Form 10-Q, a condition existed that raised substantial doubt about its ability to continue as a going concern, for which management's plans alleviated such condition. As of the issuance of this report, management has executed their plans and such condition no longer exists. As described in Note 12, the Company successfully raised $7.3 million of additional funds via sales of our trust preferred securities through the Company's at-the-market offering that commenced on October 18, 2023 and through various private placements. In addition, the Company also implemented cost reduction measures and liquidated select investments as well as reduced capital expenditures.

The Company believes they have sufficient cash on hand and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU 2022-06- Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the implementation deadline of Topic 848 from December 31, 2022, to December 31, 2024. The Company completed the process of converting its material LIBOR-based contracts, hedging relationships, and other transactions to other reference rates as of September 30, 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07- Segment Reporting (Topic 848): Improvements to Reportable Segment Disclosures. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses utilized by the chief operating decision maker for a company along with details about who the chief operating decision maker is and their title. The Update additionally requires that all annual disclosures under Topic 280 be included in interim periods financial statements, clarifies when an entity can disclose multiple segment measures of profit or loss, and provides new segment disclosure requirements for entities with a single reportable segment. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09- Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update require the addition of specific categories to be disclosed in the rate reconciliation if they meet a quantitative threshold, disclosure of disaggregated income taxes paid to federal, state, and foreign jurisdictions, and disclosure of income or loss from continuing operations disaggregated by federal, state, and foreign jurisdictions. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and disclosures.

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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Product Sales
Air Cargo	$10,050	$6,416	$28,428	$20,303
Ground equipment sales	8,080	15,909	31,556	39,125
Commercial jet engines and parts	21,381	18,515	81,535	54,545
Corporate and other	153	112	775	247
Support Services
Air Cargo	18,929	15,399	56,378	43,979
Ground equipment sales	223	96	474	396
Commercial jet engines and parts	2,533	2,428	8,393	6,958
Corporate and other	1,478	1,157	3,967	3,155
Leasing Revenue
Ground equipment sales	24	42	58	115
Commercial jet engines and parts	12	729	35	1,939
Corporate and other	397	353	1,209	1,223
Other
Air Cargo	39	16	138	182
Ground equipment sales	114	100	386	345
Commercial jet engines and parts	213	64	500	135
Corporate and other	130	60	322	299

Total	$63,756	$61,396	$214,154	$172,946
See Note 13 for the Company's disaggregated revenues by geographic region and Note 14 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2023 and December 31, 2023 and the amount of contract liabilities as of April 1, 2023 that were recognized as revenue during the nine-month period ended December 31, 2023 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2023 Recognized as Revenue
As of December 31, 2023	$3,389
As of April 1, 2023	$5,000
For the nine months ended December 31, 2023		$4,433

4.     Accrued Expenses and Other

(In thousands)	December 31, 2023	March 31, 2023

Salaries, wages and related items	$5,707	$4,748
Profit sharing and bonus	1,379	1,672
Other Deposits	794	2,560
Other	4,149	4,153
Total	$12,029	$13,133

5.    Income Taxes

During the three-month period ended December 31, 2023, the Company recorded $0.2 million in income tax expense at an effective rate ("ETR") of (7.8)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2023 were the valuation allowance related to the Company’s U.S. consolidated group, Delphax Technologies, Inc. (“DTI”) and Landing Gear Support Services PTE LTD (“LGSS”), Delphax Solutions, Inc. ("DSI") and BCCM Advisors (Kenya) Limited ("BCCM Kenya"), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the three-month period ended December 31, 2022, the Company recorded income tax benefit of $0.2 million at an ETR of 325.0%. The Company records income taxes using an estimated tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, DSI and DTI, and other capital losses, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), the foreign rate differentials between the federal and foreign tax rates for Air T's ownership of foreign operations in Puerto Rico, the Netherlands, and Singapore, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

During the nine-month period ended December 31, 2023, the Company recorded $0.9 million in income tax expense at an ETR of (29.4)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2023, were the valuation allowance related to the Company’s U.S. consolidated group, DTI, LGSS, DSI and BCCM Kenya, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the nine-month period ended December 31, 2022, the Company recorded income tax benefit of $0.5 million at an ETR of 20.9%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine-month period ended December 31, 2022 were the change in valuation allowance related to DSI and DTI and other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the foreign rate differentials between the federal and foreign tax rates for Air T's ownership of foreign operations in Puerto Rico, the Netherlands, and Singapore, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

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
During the three months ended September 30, 2023, 3,750 options were exercised under the Air T's 2012 Stock Option Plan at $7.04 per share, which was disclosed within our condensed consolidated statement of equity. As of September 30, 2023, all stock options under the Air T's 2012 Stock Option Plan have either been exercised or expired. Further, no options under the Air T's 2020 Omnibus Stock and Incentive Plan were exercisable as of December 31, 2023.
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net (loss) income	$(2,109)	$108	$(3,744)	$(2,029)
Net income attributable to non-controlling interests	(870)	(698)	(1375)	(1,226)
Net loss attributable to Air T, Inc. Stockholders	$(2,979)	$(590)	$(5,119)	$(3,255)
Loss per share:
Basic	$(1.06)	$(0.21)	$(1.82)	$(1.14)
Diluted	$(1.06)	$(0.21)	$(1.82)	$(1.14)
Antidilutive shares excluded from computation of loss per share	—	5	—	5

Weighted Average Shares Outstanding:
Basic	2,822	2,836	2,820	2,855
Diluted	2,822	2,836	2,820	2,855

7.    Intangible Assets and Goodwill
Intangible assets as of December 31, 2023 and March 31, 2023 consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$623	$(484)	$139
Internally developed software	3,711	(720)	2,991
In-place lease and other intangibles	1,094	(318)	776
Customer relationships	8,162	(1,302)	6,860
Patents	1,112	(1,108)	4
Other	1,768	(1,209)	559
	16,470	(5,141)	11,329
In-process software	130		130
Intangible assets, total	$16,600	$(5,141)	$11,459

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$544	$(433)	$111
Internally developed software	3,672	(465)	3,207
In-place lease and other intangibles	1,094	(229)	865
Customer relationships	8,050	(851)	7,199
Patents	1,112	(1,105)	7
Other	1,782	(1,108)	674
	16,254	(4,191)	12,063
In-process software	40	—	40
Intangible assets, total	$16,294	$(4,191)	$12,103
Based on the intangible assets recorded at December 31, 2023 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2024 (excluding the nine months ended December 31, 2023)	$310
2025	1,201
2026	1,118
2027	1,045
2028	990
2029	982
Thereafter	5,683
$11,329
The carrying amount of goodwill as of December 31, 2023 and March 31, 2023 was $10.6 million. There was no impairment on goodwill during the nine months ended December 31, 2023.

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
For the swaps related to Air T Term Note D, the effective portion of changes in the fair value on this instrument is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transaction affects earnings. During the three and nine months ended December 31, 2023, the Company recorded a loss of approximately $38.0 thousand and a gain of $2.0 thousand, net of tax, respectively. During the three and nine months ended December 31, 2022, the Company recorded a loss of approximately $0.1 million and a gain of $1.4 million, net of tax, respectively, with prior year's gain inclusive of Contrail - Term Note G due to its effective hedge designation at the time. These gains and losses are included in the condensed consolidated statement of comprehensive income (loss) for changes in the fair value of these instruments. The interest rate swaps are considered Level 2 fair value measurements. As of December 31, 2023 and March 31, 2023, the fair value of these interest-rate swap contracts was an asset of $1.8 million and $2.4 million, respectively, which is included within other assets in the condensed consolidated balance sheets.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets and are therefore, considered Level 1 fair value measurements. During the three months ended December 31, 2023, the Company had a gross unrealized gain aggregating to $0.5 million and no gross unrealized loss. During the nine months ended December 31, 2023, the Company had a gross unrealized gain aggregating to $1.4 million and a gross unrealized loss aggregating to $1.8 million. During the three months ended December 31, 2022, the Company had a gross unrealized gain aggregating to $0.3 million and a gross unrealized loss aggregating to $0.5 million. During the nine months ended December 31, 2022, the Company had a gross unrealized gain aggregating to $0.3 million and a gross unrealized loss aggregating to $0.8 million. These unrealized gains and losses are included in other income (loss) on the condensed consolidated statement of income (loss).

9.    Equity Method Investments
The Company’s investment in Lendway, Inc. - NASDAQ: LDWY ("Lendway"), formerly Insignia Systems, Inc. ("Insignia"), is accounted for under the equity method of accounting. The Company elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 to pivot the business towards non-bank lending. As of December 31, 2023, the Company owned 0.5 million Lendway shares, representing approximately 27.8% of Lendway's outstanding shares. During the three and nine months ended December 31, 2023, the Company's share of Lendway's net income for the three and nine months ended September 30, 2023 was $0.3 million and $0.8 million, respectively, principally driven by the gain recognized on the aforementioned sale of Lendway's legacy business on August 4, 2023. The Company's net investment basis in Lendway is $2.4 million as of December 31, 2023.
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company recorded income of $0.2 million and $1.5 million as its share of CCI's net income for the three and nine months ended December 31, 2023, along with a basis difference adjustment of $12.0 thousand and $37.0 thousand, respectively. The Company's net investment basis in CCI is $4.2 million as of December 31, 2023.
Summarized unaudited financial information for the Company's equity method investees for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$34,365	$37,532	$133,427	$111,522
Gross Profit	2,746	4,045	18,076	13,210
Operating (loss) income	(124)	13,382	9,100	17,172
Net income	2,050	13,375	10,439	16,180
Net income attributable to Air T, Inc. stockholders	$499	$2,183	$2,295	$2,926

10.    Inventories
Inventories consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Overnight air cargo:
Finished goods	$931	$546
Ground equipment manufacturing:
Raw materials	5,921	4,589
Work in process	2,997	153
Finished goods	2,344	6,976
Corporate and other:
Raw materials	1,118	794
Finished goods	725	726
Commercial jet engines and parts:
Whole engines available for sale or tear-down	—	10,141
Parts	43,693	50,813
Total inventories	57,729	74,738
Reserves	(3,842)	(3,613)
Total inventories, net of reserves	$53,887	$71,125

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
The components of lease cost for the three and nine months ended December 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating lease cost	$473	$537	$1,897	$1,529
Short-term lease cost	245	193	628	564
Variable lease cost	247	140	610	415
Total lease cost	$965	$870	$3,135	$2,508
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of December 31, 2023 and March 31, 2023 were as follows (in thousands):

	December 31, 2023	March 31, 2023
Operating leases
Operating lease ROU assets	$11,893	$11,666
Operating lease liabilities	$12,773	$12,435

Weighted-average remaining lease term
Operating leases	12 years	12 years, 10 months

Weighted-average discount rate
Operating leases	5.08%	4.95%

Maturities of lease liabilities under non-cancellable leases where we are the lessee as of December 31, 2023 are as follows (in thousands):

Operating Leases
2024 (excluding the nine months ended December 31, 2023)	$640
2025	2,344
2026	2,127
2027	1,979
2028	1,438
2029	750
Thereafter	8,225
Total undiscounted lease payments	17,503
Interest	(3,840)
Discount	(890)
Total lease liabilities	$12,773

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at December 31, 2023 and March 31, 2023, respectively.
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

The revolving line of credit at Air T with MBT ("Revolver - MBT") has $6.5 million outstanding as of December 31, 2023 and matures on August 31, 2024. We are currently seeking to refinance the Revolver - MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries as of December 31, 2023:

(In Thousands)	December 31, 2023	March 31, 2023	Maturity Date	Interest Rate	Unused commitments at December 31, 2023
Air T Debt
Revolver - MBT	$6,492	$8,742	8/31/2024	SOFR + range of 2.25% - 3.25%	$10,508
Term Note A - MBT	7,160	7,762	8/31/2031	3.42%
Term Note B - MBT	2,528	2,740	8/31/2031	3.42%
Term Note D - MBT	1,287	1,338	1/1/2028	1-month LIBOR + 2.00%
Term Note E - MBT	—	800	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Term Note F - MBT	833	983	1/31/2028	Greater of 6.00% or Prime + 1.00%
Debt - Trust Preferred Securities	32,662	25,598	6/7/2049	8.00%
Total	50,962	47,963

AirCo 1 Debt
Term Loan - PSB	5,434	6,393	12/11/2025	3-month SOFR + 3.26%
Total	5,434	6,393

Jet Yard Debt
Term Loan - MBT	1,776	1,844	8/31/2031	4.14%
Total	1,776	1,844

Contrail Debt
Revolver - ONB	—	12,441	11/24/2025	1-month SOFR + 3.56%	$25,000
Term Loan G - ONB	24,918	38,180	11/24/2025	1-month SOFR + 3.11%
Total	24,918	50,621

Delphax Solutions Debt
Canadian Emergency Business Account Loan	30	30	12/31/2025	5.00%
Total	30	30

Wolfe Lake Debt
Term Loan - Bridgewater	9,393	9,586	12/2/2031	3.65%
Total	9,393	9,586

Air T Acquisition 22.1
Term Loan - Bridgewater	4,500	4,500	2/8/2027	4.00%
Term Loan A - ING	2,155	2,610	2/1/2027	3.50%
Term Loan B - ING	1,105	1,088	5/1/2027	4.00%
Total	7,760	8,198

WASI Debt
Promissory Note - Seller's Note	958	1,279	1/1/2026	6.00%
Total	958	1,279

Total Debt	101,231	125,914

Unamortized Premiums and Debt Issuance Costs	(445)	(829)
Total Debt, net	$100,786	$125,085
At December 31, 2023, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
December 31, 2024	$17,367
December 31, 2025	26,335
December 31, 2026	3,075
December 31, 2027	7,219
December 31, 2028	1,755
Thereafter	45,480
101,231
Unamortized Premiums and Debt Issuance Costs	(445)
$100,786
On October 17, 2023, the Company and Air T Funding (the “Trust”) entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “sales agent” or “Ascendiant”), pursuant to which the Trust may sell and issue its TruPs having an aggregate offering price of up to $6.5 million from time to time through Ascendiant, as the Trust’s sales agent (the “ATM Offering”).
During the three months ended December 31, 2023, the Trust issued 15,000 TruPs and received $0.3 million in gross proceeds from the sale of TruPs through a S-3 Registration Statement filed by the Company. The TruPs shares were offered and sold pursuant to the Company’s and the Trust’s shelf registration statement on Form S-3 (File Nos. 333-254110-01 and 333-254110) and a prospectus supplement relating to the ATM Offering filed with the Securities and Exchange Commission on October 18, 2023.
During the three months ended December 31, 2023, the Trust also issued 413,000 TruPs and received $7.0 million in gross proceeds from the sale of TruPs under various private placement offerings in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated under the Securities Act. The TruPs were issued solely to “accredited investors” as defined in Rule 501(a) of Regulation D. The proceeds from the sale of the TruPs were used to purchase junior subordinated debentures which funds are available to the Company for general corporate purposes.
The amount outstanding on the Company's Debt - Trust Preferred Securities was $32.7 million as of December 31, 2023.

13.    Geographical Information
Total tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States, are summarized in the following table as of December 31, 2023 and March 31, 2023 (in thousands):

	December 31, 2023	March 31, 2023
United States	$20,845	$21,433
Foreign	51	89
Total tangible long-lived assets, net	$20,896	$21,522

The net book value of tangible long-lived assets located within each individual foreign country at December 31, 2023 and March 31, 2023 is listed below (in thousands):

	December 31, 2023	March 31, 2023
The Netherlands	$43	$42
Other	8	47
Total tangible long-lived assets, net	$51	$89

Total revenue, in and outside the United States, is summarized in the following table for the nine months ended December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
United States	$182,334	$143,433
Foreign	31,820	29,513
Total revenue	$214,154	$172,946

14.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$28,818	$21,831	$84,054	$64,464
International	200	—	890	—
Total Overnight Air Cargo	29,018	21,831	84,944	64,464
Ground Equipment Sales:
Domestic	8,178	16,009	28,709	34,830
International	263	138	3,765	5,151
Total Ground Equipment Sales	8,441	16,147	32,474	39,981
Commercial Jet Engines and Parts:
Domestic	15,967	13,704	66,698	42,047
International	8,172	8,032	23,765	21,530
Total Commercial Jet Engines and Parts	24,139	21,736	90,463	63,577
Corporate and Other:
Domestic	935	565	2,873	2,092
International	1,223	1,117	3,400	2,832
Total Corporate and Other	2,158	1,682	6,273	4,924
Total	63,756	61,396	214,154	172,946

Operating Income (Loss):
Overnight Air Cargo	1,594	1,009	5,568	2,931
Ground Equipment Sales	(522)	1,093	(619)	3,122
Commercial Jet Engines and Parts	(627)	733	2,002	3,603
Corporate and Other	(2,053)	(2,700)	(7,140)	(8,509)
Total	(1,608)	135	(189)	1,147

Capital Expenditures:
Overnight Air Cargo	60	37	263	228
Ground Equipment Sales	24	16	82	32
Commercial Jet Engines and Parts	24	132	166	484
Corporate and Other	12	60	167	293
Total	120	245	678	1,037

Depreciation and Amortization:
Overnight Air Cargo	95	22	269	64
Ground Equipment Sales	37	35	107	130
Commercial Jet Engines and Parts	185	721	565	1,717
Corporate and Other	382	319	1,147	1,073
Total	$699	$1,097	$2,088	$2,984

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA for the nine months ended December 31, 2023 and 2022 (in thousands):

Nine Months Ended December 31, 2023
Total
Operating loss	$(189)
Depreciation and amortization (excluding leased engines depreciation)	2,088
Asset impairment, restructuring or impairment charges	326
Gain on sale of property and equipment	(7)
TruPs issuance expenses	277
Adjusted EBITDA	$2,495

Nine Months Ended December 31, 2022
Total
Operating income	$1,147
Depreciation and amortization (excluding leased engines depreciation)	1,810
Asset impairment, restructuring or impairment charges	2,174
Gain on sale of property and equipment	(2)
TruPs issuance expenses	38
Adjusted EBITDA	$5,167

15.    Commitments and Contingencies
Contrail Put/Call Option
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $7.6 million as of December 31, 2023. The change in the redemption value compared to March 31, 2023 is a decrease of $0.4 million, which was driven by the decrease in fair value of $0.5 million and distributions to non-controlling interest of $0.2 million, partially offset by net income attributable to non-controlling interest of $0.3 million. If either side were to exercise the option, the Company anticipates that the price would approximate the fair value of the Contrail RNCI, as determined on the transaction date. The Company currently expects that it would fund any required payment from cash provided by operations.
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
Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of December 31, 2023, for its Investment Function, the Company has contributed $1.0 million to CAM’s Onshore Series and $7.0 million to CAM’s Offshore Series.
The Company determined that CAM is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not control CAM’s Board of Directors, which has the power to direct the activities that most significantly impact the economic performance of CAM. Accordingly, the Company does not consolidate CAM and has determined to account for this investment using equity method accounting. As of December 31, 2023, the Company's net investment basis in CAM is $4.9 million.
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

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is $5.5 million as of December 31, 2023, which was comprised of the following (in thousands):

Shanwick RNCI
Beginning Balance as of April 1, 2023	$4,738
Contribution from non-controlling members	—
Distribution to non-controlling members	(326)
Net income attributable to non-controlling interests	326
Redemption value adjustments	782
Ending Balance as of December 31, 2023	$5,520

2020 Omnibus Stock and Incentive Plan
On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. As of December 31, 2023, options to purchase up to 261,000 shares are outstanding under the Plan. Vesting of options is based on the grantee meeting specified service conditions. Furthermore, the number of vested options that a grantee is able to exercise, if any, is based on the Company’s stock price as of the vesting dates specified in the respective option grant agreements. For the three and nine months ended December 31, 2023, total compensation cost recognized under the Plan was $79.0 thousand and $0.2 million, respectively. No options were exercisable as of December 31, 2023

16.     Guarantees

Financial Guarantees
Our financial guarantees consist of debt obligations of certain CJVII Series. Expiration dates vary through 2028, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the series to fulfill its obligation covered by the guarantee. We are entitled to recover from amounts paid by us under the guarantee by other unrelated institutional investment partners ("CJVII Series investors"), up to their pro rata ownership of the CJVII Series. The maximum potential payments for financial guarantees were $12.4 million and $13.6 million as of December 31, 2023 and March 31, 2023, respectively.

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

The maximum potential payments for nonfinancial guarantees were $4.5 million and $4.0 million at December 31, 2023 and March 31, 2023, respectively. The carrying value of recorded liabilities related to nonfinancial guarantees was $0 at both December 31, 2023 and March 31, 2023.

17.     Subsequent Events
Management performs an evaluation of events that occur after the balance sheet date but before condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2023, to and including December 31, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

This Quarterly Report on Form 10-Q, including the MD&A, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, because of, among other things, potential risks and uncertainties, such as:

•An inability to finance our operations through bank or other financing or through the sale of issuance of debt or equity securities;
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
•Market acceptance and operational success of the Company’s commercial jet engines and parts segment or its aircraft asset management business and related aircraft capital joint venture; and
•Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

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

Results of Operations

Third Quarter Fiscal 2024 Compared to Third Quarter Fiscal 2023
Consolidated revenue for the three-month period ended December 31, 2023 increased by $2.4 million (3.8%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2023	2022
Overnight Air Cargo	$29,018	$21,831	$7,187	32.9%
Ground Equipment Sales	8,441	16,147	(7,706)	(47.7)%
Commercial Jet Engines and Parts	24,139	21,736	2,403	11.1%
Corporate and Other	2,158	1,682	476	28.3%
	$63,756	$61,396	$2,360	3.8%
Revenues from the air cargo segment for the three-month period ended December 31, 2023 increased by $7.2 million (32.9%) compared to the third quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees due to increased fleet, higher pass-through revenues from FedEx, higher maintenance and outside customer revenue, and the WASI acquisition mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report, which contributed $2.0 million of revenues to the current year quarter but none in the prior year comparable period.

The ground equipment sales segment contributed approximately $8.4 million and $16.1 million to the Company’s revenues for the three-month periods ended December 31, 2023 and 2022 respectively, representing a $7.7 million (47.7%) decrease in the current quarter. The decrease was primarily driven by the lower number of deicing trucks sold in the current year quarter compared to prior year's comparable quarter. At December 31, 2023, the ground equipment sales segment’s order backlog was $6.2 million compared to $12.5 million at December 31, 2022.

The commercial jet engines and parts segment contributed $24.1 million of revenues in the quarter ended December 31, 2023 compared to $21.7 million in the comparable prior year quarter, which is an increase of $2.4 million (11.1%). The increase in the current quarter compared to prior year comparable quarter was primarily driven by higher pass-through revenue at Worthington Aviation, LLC ("Worthington"), a wholly-owned subsidiary of the Company, in transactions that Worthington acted as the principal of the consignment agreements ("pass-through consignment revenue").
Revenues from the corporate and other segment for the three-month period ended December 31, 2023 increased by $0.5 million (28.3%) compared to the third quarter of the prior fiscal year. The increase was primarily attributable to increased software subscriptions at Shanwick.

Following is a table detailing operating income (loss) by segment during the three months ended December 31, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2023	2022
Overnight Air Cargo	$1,594	$1,009	$585
Ground Equipment Sales	(522)	1,093	(1,615)
Commercial Jet Engines and Parts	(627)	733	(1,360)
Corporate and Other	(2,053)	(2,700)	647
	$(1,608)	$135	$(1,743)
Consolidated operating loss for the quarter ended December 31, 2023 was $1.6 million, compared to an operating income of $0.1 million in the comparable quarter of the prior year.
The air cargo segment's operating income for the three-month period ended December 31, 2023 was $1.6 million compared to operating income of $1.0 million in the same quarter in the prior fiscal year. This increase was primarily attributable to the increased revenue noted in the segment revenue discussion above.
The ground equipment sales segment's operating loss for the quarter ended December 31, 2023 was $0.5 million compared to the prior year comparable quarter's operating income of $1.1 million. This decrease was primarily attributable to the decreased sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated an operating loss of $0.6 million in the current year quarter compared to an operating income of $0.7 million in the prior year quarter. The change was primarily attributable to lower component sales at Contrail in the current quarter, partially offset by higher revenue driven by pass-through consignment revenue at Worthington compared to the prior year comparable quarter.
The corporate and other segment's operating loss for the three-month period ended December 31, 2023 was $2.1 million compared to the prior year comparable quarter's operating loss of $2.7 million. The decrease in operating loss was attributable to increased sales noted in the segment revenue discussion above in addition to lower general and administrative expenses.
Following is a table detailing non-operating income (expense) during the three months ended December 31, 2023 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2023	2022
Interest expense	$(1,528)	$(2,204)	$676
Income from equity method investments	1,038	2,118	(1,080)
Other	142	(97)	239
	$(348)	$(183)	$(165)
The Company had a net non-operating loss of $0.3 million during the quarter ended December 31, 2023, compared to net non-operating loss of $0.2 million in the prior year quarter. The increase in non-operating loss was primarily driven by the decrease of net income allocated to the Company from equity method investments, partially offset by lower interest expense in the current year quarter.
During the three-month period ended December 31, 2023, the Company recorded $0.2 million in income tax expense at an ETR of (7.8)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2023 were the valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI, BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.

During the three-month period ended December 31, 2022, the Company recorded income tax benefit of $0.2 million at an ETR of 325.0%. The Company records income taxes using an estimated tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2022 were the change in valuation allowance related to the Company's subsidiaries in the corporate and other segment, DSI and DTI, other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the foreign rate differentials between the federal tax rates for Air T's ownership of foreign operations in Puerto Rico, the Netherlands, and Singapore, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.

First Nine Months of Fiscal 2024 Compared to First Nine Months of Fiscal 2023

Following is a table detailing revenue by segment, net of intercompany during the nine months ended December 31, 2023 compared to the same period in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2023	2022
Overnight Air Cargo	$84,944	$64,464	$20,480	31.8%
Ground Equipment Sales	32,474	39,981	(7,507)	(18.8)%
Commercial Jet Engines and Parts	90,463	63,577	26,886	42.3%
Corporate and Other	6,273	4,924	1,349	27.4%
	$214,154	$172,946	$41,208	23.8%
Revenues from the air cargo segment for the nine months ended December 31, 2023 increased by $20.5 million (31.8%) compared to the nine months ended December 31, 2022. The increase was principally attributable to higher administrative fees due to increased fleet, higher pass-through revenues from FedEx and outside customer revenue, and the WASI acquisition mentioned in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report, which contributed $9.0 million of revenues to the current year nine-month period but none in the prior year comparable nine-month period.

The ground equipment sales segment's revenue for the nine-month period ended December 31, 2023 was $32.5 million compared to $40.0 million in the same period in the prior fiscal year. The decrease was primarily driven by the lower number of deicing trucks sold in the current year compared to the prior year.
The commercial jet engines and parts segment contributed $90.5 million of revenues in the nine months ended December 31, 2023 compared to $63.6 million in the comparable prior year nine months period. The increase was primarily driven by Contrail's higher component part sales in the first six months of the current fiscal year and Worthington's higher pass-through consignment revenue in the current year quarter. In addition, Contrail also sold three engines at zero profit margin in the current year as they had previously written these assets down to the sales price in the prior year.
Revenues from the corporate and other segment in the nine months ended December 31, 2023 increased by $1.3 million (27.4%) compared to the nine months ended December 31, 2022. The increase was primarily attributable increased software subscriptions at Shanwick.

Following is a table detailing operating income (loss) by segment during the nine months ended December 31, 2023 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2023	2022
Overnight Air Cargo	$5,568	$2,931	$2,637
Ground Equipment Sales	(619)	3,122	(3,741)
Commercial Jet Engines and Parts	2,002	3,603	(1,601)
Corporate and Other	(7,140)	(8,509)	1,369
	$(189)	$1,147	$(1,336)

Consolidated operating income for the nine months ended December 31, 2023 was $189.0 thousand compared to an operating income of $1.1 million for the comparable nine months of the prior year.
The air cargo segment's operating income for the nine months ended December 31, 2023 was $5.6 million compared to operating income of $2.9 million in the prior year comparable period primarily due to the revenue increase noted above.
The ground equipment sales segment's operating loss for the nine months ended December 31, 2023 was $0.6 million compared to operating income of $3.1 million in the prior year comparable period was primarily attributable to the decline in sales noted above.
The commercial jet engines and parts segment generated operating income of $2.0 million in the current year nine-month period compared to operating income of $3.6 million in the prior year nine-month period. The decrease was primarily attributable to Contrail's zero profit margin engine sales mentioned above, in addition to a lower profit margin on component sales in the current nine-month period compared to the prior year comparable period.
The corporate and other segment's operating loss for the nine-month period ended December 31, 2023 was $7.1 million compared to an operating loss of $8.5 million in the prior year comparable period. The decrease in operating loss was primarily driven by the revenue increase noted above in addition to lower general and administrative expenses.
Following is a table detailing non-operating income (expense) during the nine months ended December 31, 2023 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2023	2022
Interest expense	$(5,189)	$(6,021)	$832
Income from equity method investments	2,477	2,917	(440)
Other	8	(608)	616
	$(2,704)	$(3,712)	$1,008
The Company had a net non-operating loss of $2.7 million for the nine months ended December 31, 2023 compared to a net non-operating loss of $3.7 million in the prior year nine-month period. The decrease in non-operating loss was primarily driven by a $0.8 million decrease in interest expense and a $0.6 million fluctuation in foreign currency exchange rates, partially offset by a $0.4 million decrease in net income allocated to the Company from equity method investments.
During the nine-month period ended December 31, 2023, the Company recorded income tax expense of $0.9 million at an ETR of (29.4)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine-month period ended December 31, 2023 were the valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI and BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.
During the nine-month period ended December 31, 2022, the Company recorded income tax benefit of $0.5 million at an ETR of 20.9%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine-month period ended December 31, 2022 were the change in valuation allowance related to Delphax and other capital losses, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the foreign rate differentials between the federal and foreign tax rates for Air T's ownership of foreign operations in Puerto Rico, the Netherlands, and Singapore, and the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended December 31, 2023.
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
Supply Chain, Inflation, and Interest Rates

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. Supply chain disruption caused an increase in material costs, which directly impacted the performance of our ground equipment sales segment. We expect that issues caused by economic and business issues will continue beyond fiscal 2024. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2023.
Liquidity and Capital Resources
As of December 31, 2023, the Company held approximately $5.2 million in cash and cash equivalents and restricted cash. The Company also held $1.5 million in restricted investments held as statutory reserve of SAIC. The Company has an aggregate of approximately $35.5 million in available funds under its lines of credit as of December 31, 2023.
As of December 31, 2023, the Company’s working capital amounted to $44.5 million, a decrease of $7.7 million compared to March 31, 2023.

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

As mentioned in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, the Revolver - MBT has $6.5 million outstanding as of December 31, 2023 and matures on August 31, 2024. We are currently seeking to refinance the Revolver - MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As previously reported in the Company's September 30, 2023 Form 10-Q, a condition existed that raised substantial doubt about its ability to continue as a going concern, for which management's plans alleviated such condition. As of the issuance of this report, management has executed their plans and such condition no longer exists. As described in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, the Company successfully raised $7.3 million of additional funds via sales of our TruPs through the Company's at-the-market offering that commenced on October 18, 2023 and through various private placements. In addition, the Company also implemented cost reduction measures and liquidated select investments as well as reduced capital expenditures.

The Company believes they have sufficient cash on hand and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows
Following is a table of changes in cash flow for the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine Months Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$23,145	$(3,815)
Net cash provided by (used in) investing activities	219	(3,090)
Net cash (used in) provided by financing activities	(25,151)	4,866
Effect of foreign currency exchange rates on cash and cash equivalents	(116)	181
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(1,903)	$(1,858)
Net cash provided by operating activities was $23.1 million for the nine-month period ended December 31, 2023 compared to net cash used in operating activities of $3.8 million in the prior year nine-month period. The change in operating cash flows was primarily driven by a net change of $29.5 million in the inventory balance, as inventory decreased by $17.0 million in the current year due to increased sales, whereas inventory increased by $12.5 million in the prior year due to increased purchases. This was partially offset by a net change of $2.6 million in customer deposits in our ground equipment sales segment in the current year nine-month period compared to the prior year period.
Net cash provided by investing activities for the nine-month period ended December 31, 2023 was $0.2 million compared to net cash used in investing activities of $3.1 million in the prior year period. The cash provided by investing activities was primarily driven by having received $1.5 million less distributions from equity method investments in the prior year period compared to the current year period. In addition, the Company also made $1.5 million more investments in unconsolidated entities in the prior year period compared to the current year period.
Net cash used in financing activities for the nine-month period ended December 31, 2023 was $25.2 million compared to net cash provided by financing activities of $4.9 million in the prior year period. The cash used in financing activities in the current year nine-month period was primarily driven by $25.5 million less proceeds and $12.4 million more payments on the Company's term loans and revolving lines of credit compared to the prior year nine-month period, partially offset by $7.3 million of proceeds from the sale of TruPs through ATM offerings and private placements that did not occur in the prior year nine-month period.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. Depreciation expense for leased engines totaled $0 and $0.5 million for the three months ended December 31, 2023 and 2022, respectively.

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

The tables below provide a reconciliation of operating income to Adjusted EBITDA for the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three months ended		Nine months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Operating (loss) income	$(1,608)	$135	$(189)	$1,147
Depreciation and amortization (excluding leased engines depreciation)	699	560	2,088	1,810
Asset impairment, restructuring or impairment charges	321	638	326	2,174
Loss (gain) on sale of property and equipment	1	—	(7)	(2)
TruPs issuance expenses	185	4	277	38
Adjusted EBITDA	$(402)	$1,337	$2,495	$5,167

The asset impairment, restructuring or impairment charges for the three months ended December 31, 2023 was attributable to a write-down of $0.3 million on the commercial jet engines and parts segment's inventory.

The table below provides Adjusted EBITDA by segment for the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three months ended		Nine months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Overnight Air Cargo	$1,690	$1,031	$5,830	$3,331
Ground Equipment Sales	(485)	1,128	(512)	3,252
Commercial Jet Engines and Parts	(121)	1,555	2,888	5,802
Corporate and Other	(1,486)	(2,377)	(5,711)	(7,218)
Adjusted EBITDA	$(402)	$1,337	$2,495	$5,167

Issuer and guarantor subsidiary summarized information

Air T Funding is a statutory business trust formed under Delaware law in September 2018. Air T Funding exists for the exclusive purposes of (i) issuing and selling its Alpha Income Trust Preferred Securities (also referred to as the 8.0% Cumulative Securities, Capital Securities or “Trust Preferred Securities”), par value $25.00 per share, (ii) using the proceeds from the sale of the Trust Preferred Securities to acquire Junior Subordinated Debentures issued by the Company, and (iii) engaging in only those other activities necessary, advisable or incidental thereto (such as registering the transfer of the Trust Preferred Securities). Accordingly, the Junior Subordinated Debentures are the sole assets of Air T Funding, and payments by the Company under the Junior Subordinated Debentures and a related expense agreement are the sole revenues of Air T Funding. Air T Funding’s business and affairs are conducted by a Property Trustee, a Delaware Trustee and two individual Administrative Trustees who are officers of Air T.

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

So long as no Debenture event of default has occurred and is continuing, at any time on or after June 7, 2024, the Company has the right under the indenture to defer the payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters with respect to each such period (each, an “Extension Period”), provided that no Extension Period may extend beyond the stated maturity of the Junior Subordinated Debentures on June 7, 2049. As a consequence of any such election, quarterly distributions on the Trust Preferred Securities will be deferred by Air T Funding during any such Extension Period. Distributions to which holders of Trust Preferred Securities are entitled will accumulate additional amounts thereon at the rate per annum of 8% thereof, compounded quarterly from the relevant Distribution Date, to the extent permitted under applicable law. During any such Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company’s capital stock (which includes common and preferred stock) or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the Junior Subordinated Debentures or make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the Junior Subordinated Debentures (other than (a) dividends or distributions in common stock of the Company, (b) any declaration of a dividend in connection with the implementation of a stockholders’ rights plan, or the issuance of stock under any such plan in the future, or the redemption or repurchase of any such rights pursuant thereto, (c) payments under the guarantee and (d) purchases of common stock for issuance under any of the Company’s benefit plans for its directors, officers or employees). Prior to the termination of any such Extension Period, the Company may further extend such Extension Period, provided that such extension does not cause such Extension Period to exceed 20 consecutive quarters or extend beyond the stated maturity. Upon the termination of any such Extension Period and the payment of all amounts then due, and subject to the foregoing limitations, the Company may elect to begin a new Extension Period. Subject to the foregoing, there is no limitation on the number of times that the Company may elect to begin an Extension Period. The Company has no current intention of exercising its right to defer payments of interest by extending the interest payment period on the Junior Subordinated Debentures.

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of December 31, 2023, there are $32.7 million in Trust Preferred Securities outstanding.

The Trust is a “finance subsidiary” of Air T within the meaning of Rule 3‑10 of Regulation S‑X under the Securities Act of 1933, as amended, and as a result the Air T Funding does not file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various risks, including interest rate risk. As interest rates have increased, may increase further and can be volatile, the Company has designated a risk management policy which permits the use of derivative instruments to provide protection against rising interest rates on variable rate debt. See Note 8 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q for further discussion on the Company’s use of such derivative instruments.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2023. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c)    On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. As of December 31, 2023, 871,093 shares may be repurchased pursuant to this program.

No shares were repurchased during the quarter ended December 31, 2023.

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 28, 2023 (Commission File No. 001-25476).

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: February 12, 2024
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer