Form 10-K
period 2024-03-31
AIR T INC
filed 2024-06-26
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the common stock on September 30, 2023 was approximately $21,379,049.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at May 31, 2024	2,760,047

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year end are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2024 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I
Item 1.    Business
Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically grow Air T’s earnings power, compounding its free-cash-flow per share over time.
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

Certain financial data with respect to the Company’s geographic areas and segments is set forth in Notes 19 and 20 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Air T was incorporated under the laws of the State of Delaware in 1980. The principal place of business of Air T is 11020 David Taylor Drive, Suite 305, Charlotte NC, 28262. The principal place of business of Mountain Air Cargo, Inc. (“MAC”) is Denver, North Carolina. The principal place of business of CSA Air, Inc. (“CSA”) is Iron Mountain, Michigan. The principal place of business for Global Ground Support, LLC (“GGS”) is Olathe, Kansas. The principal place of business of Delphax Technologies, Inc (“Delphax”) is Minneapolis, Minnesota. The principal place of business for Delphax Solutions, Inc. (“DSI”) is Mississauga, Canada. The principal place of business of Contrail Aviation Support, LLC (“Contrail”) is Verona, Wisconsin. The principal place of business of AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC (collectively, "AirCo”) and Worthington Aviation, LLC (“Worthington”) is Eagan, Minnesota. The principal place of business of Jet Yard, LLC (“Jet Yard”) and Jet Yard Solutions, LLC ("Jet Yard Solutions") is Marana, Arizona. The principal place of business of Air'Zona Aircraft Services, Inc. ("Air'Zona") is Kingman, Arizona. The principal place of business of Wolfe Lake is Minneapolis, Minnesota. The principal place of business of GdW Beheer B.V. ("GdW") is Amsterdam, the Netherlands. GdW was administratively dissolved on June 24, 2022 with Shanwick B.V. ("Shanwick") as the surviving entity and Shanwick's principal place of business is Amsterdam, the Netherlands. The principal place of business of Landing Gear Support Services, Inc. and Landing Gear Support Services PTE Limited (collectively, "LGSS") is Singapore, Singapore. The principal place of business of Worldwide Aircraft Services, Inc. ("WASI") is Springfield, Missouri.
We maintain an Internet website at http://www.airt.net and our SEC filings may be accessed through links on our website. The information on our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.
Overnight Air Cargo.
The Company’s Overnight Air Cargo segment comprises the operations of MAC, CSA and WASI. MAC and CSA have a relationship with FedEx spanning over 40 years and represent two of nine companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, Sky Courier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest, and in the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. In these “dry-lease" contracts, FedEx provides the aircraft while MAC and CSA provide their own crew and exercise operational control of their flights.

On June 1, 2021, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, which monthly rent reflected an estimate of a fair market rental rate. These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The current dry-lease agreements provide for the reimbursement of MAC and CSA’s costs by FedEx, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. The current dry-lease agreements were most recently renewed on June 1, 2021 and are set to expire on August 31, 2026. The dry-lease agreements may be terminated by FedEx or MAC and

CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs fewer than six employees. As of the date of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.

As of March 31, 2024, MAC and CSA had an aggregate of 105 aircraft under its dry-lease agreements with FedEx. Included within the 105 aircraft, 6 Cessna Caravan and 7 Sky Courier aircraft are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation. MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes. In addition, 3 Cessna Caravan were considered hard-parked. Hard-parked aircraft are covered under the agreements with FedEx, do not receive an administrative fee, and do not operate scheduled routes but do receive a nominal storage fee.
Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 36% of the Company’s consolidated revenue for the fiscal years ended March 31, 2024 and 2023. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers.
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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft as of March 31, 2024:

Type of Aircraft	Model Year	Form of Ownership	Number of Aircraft
Cessna Caravan 208B (single turbo prop)	1985-1996	Dry lease	71
Cessna SkyCourier 408 (twin turbo prop)	2022-2023	Dry lease	11
ATR-42 (twin turbo prop)	1992	Dry lease	9
ATR-72 (twin turbo prop)	1992	Dry lease	10
ATR-72-600 (twin turbo prop)	2022-2023	Dry lease	4
			105
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

MAC and CSA operate in a niche market within a highly competitive contract cargo carrier market. MAC and CSA are two of nine carriers that operate within the United States as FedEx feeder carriers. MAC and CSA are benchmarked against the other nine FedEx feeders based on safety, reliability, compliance with federal, state and applicable foreign regulations, price and other service-related measurements. The Company believes accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described.

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

On January 31, 2023, the Company acquired WASI, an aircraft repair station that began operating in 1986. WASI is a certified FAA/EASA part 145 repair station (no. OWRF547L) and specializes in medium passenger regional jets, regional/commuter turboprops, cargo and other operators. It maintains a fully equipped engine shop with tooling and engine run stands. Services of WASI include inspections, contract maintenance, refurbishment, structural repairs and modifications, avionics, engine service refurbishment and upgrades.

The Company’s overnight air cargo operations are not materially seasonal.
Ground Equipment Sales.
GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2024, sales of deicing equipment accounted for approximately 74% of GGS’s revenues, compared to 85% in the prior fiscal year.
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

GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 1,200 to 2,800 gallons. GGS also offers fixed-pedestal-mounted deicers. Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle, on-board glycol blending system to substantially reduce glycol usage, and color and style of the exterior finish. GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, flight-line tow tractors, glycol recovery vehicles and other special purpose mobile equipment.

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

GGS sold a total of 9 and 14 deicers under the current contract with the USAF including both GL 1800 and ER 2875 models during fiscal years ended March 31, 2024 and March 31, 2023, respectively and all the units were accepted by the USAF. GGS has already received confirmed orders of 14 deicers for fiscal 2025’s delivery order and currently expects the delivery of both GL 1800 and ER 2875 models in the first quarter of fiscal year 2025.

Commercial Jet Engines and Parts.

Contrail and Jet Yard (acquired during fiscal year 2017), AirCo (formed in May 2017), Worthington (acquired in May 2018), Jet Yard Solutions (formed in January 2021), Air'Zona (acquired in March 2021), LGSS (formed March 2022), and Crestone Air Partners ("Crestone", formed April 2022) comprise the commercial jet engines and parts segment of the Company’s operations. Contrail is a commercial aircraft trading, leasing and parts solutions provider. Its primary focus revolves around the CFM International CFM56-3/-5/-7 engines and the International Aero Engines V2500A5 engine, which power the two most prevalent narrow body, single aisle aircraft that are currently flown commercially—the Boeing 737 Classic / 737 NG and the Airbus A320 family. Contrail acquires commercial aircraft, jet engines and components for the purposes of sale, trading, leasing and disassembly/overhaul. Contrail holds an ASA-100 accreditation from the Aviation Suppliers Association.
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
Unconsolidated Investments
The Company has ownership interest in Contrail Asset Management, LLC (“CAM”). The operations of CAM are not consolidated into the operations of the Company. See Note 22 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
The Company also has ownership interests in Lendway Inc. - NASDAQ: LDWY ("Lendway"), formerly known as Insignia Systems, Inc. ("Insignia"), and Cadillac Casting, Inc. ("CCI"). The operations of these companies are not consolidated into the operations of the Company. See Note 10 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Backlog.
GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. At March 31, 2024, GGS’s backlog of orders was $12.6 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2025. At March 31, 2023, GGS’s backlog of orders was $13.6 million. Backlog is not meaningful for the Company’s other business segments.
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
In March 2014, the Company formed Space Age Insurance Company ("SAIC") , a captive insurance company licensed in Utah. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs (including the risk of loss of key customers and contacts, administrative actions and regulatory changes); and may from time to time underwrite third-party risk through certain reinsurance arrangements. As of December 26, 2023, SAIC was considered a dormant captive insurance company with the State of Utah, in which it was registered. SAIC is included within the Company's Corporate and other segment.
Employees and Human Capital Resources.
As of March 31, 2024, the Company and its subsidiaries had 624 full-time and full-time-equivalent employees. None of the employees of the Company or any of its consolidated subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

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

Item 1B.    Risk Factors

RISK FACTORS
SUMMARY
General Business Risks

•Market fluctuations may affect the Company’s operations.
•Rising inflation may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our Securities.
•We could experience significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees in our operating businesses.
•Legacy technology systems require a unique technical skillset which is becoming scarcer.
•Security threats and other sophisticated computer intrusions could harm our information systems, which in turn could harm our business and financial results.
•We may not be able to insure certain risks adequately or economically.
•Legal liability may harm our business.
•Our business might suffer if we were to lose the services of certain key employees.

Risks Related to Our Structure and Financing/Liquidity Risks

•The Company could experience liquidity issues if the Company’s revolving line of credit with MBT is not extended or replaced.
•Our holding company structure may increase risks related to our operations.
•A small number of stockholders has the ability to control the Company.
•Although we do not expect to rely on the “controlled company” exemption, we may soon become a “controlled company” within the meaning of the Nasdaq listing standards, and we would qualify for exemptions from certain corporate governance requirements.
•An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our cash flow and negatively affect the results of our business operations.
•Our inability to maintain sufficient liquidity could limit our operational flexibility and also impact our ability to make payments on our obligations as they come due.
•Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations.
•A large proportion of our capital is invested in physical assets and securities that can be hard to sell, especially if market conditions are poor.
•To service our debt and meet our other cash needs, we will require a significant amount of cash, which may not be available.
•If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to seek alternatives.
•Despite our substantial indebtedness, we may incur significantly more debt, and cash may not be available to meet our financial obligations when due or enable us to capitalize on investment opportunities when they arise.
•Our current financing arrangements require compliance with financial and other covenants and a failure to comply with such covenants could adversely affect our ability to operate.
•Future acquisitions and dispositions of businesses and investments are possible, changing the components of our assets and liabilities, and if unsuccessful or unfavorable, could reduce the value of the Company and its securities.
•We face numerous risks and uncertainties as we expand our business.
•Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s ability to operate profitably.
•Strategic ventures may increase risks applicable to our operations.
•Rapid business expansions or new business initiatives may increase risk.

•Our policies and procedures may not be effective in ensuring compliance with applicable law.
•Compliance with the regulatory requirements imposed on us as a public company results in significant costs that may have an adverse effect on our results.
•Deficiencies in our public company financial reporting and disclosures could adversely impact our reputation.

Risks Related to Our Segment Operations

•The operating results of our four segments may fluctuate, particularly our commercial jet engine and parts segment.
•Our Air Cargo Segment is dependent on a significant customer.
•Our dry-lease agreements with FedEx subject us to operating risks.
•Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.
•A material reduction in the aircraft we fly for FedEx could materially adversely affect our business and results of operations.
•Sales of deicing equipment can be affected by weather conditions.
•We are affected by the risks faced by commercial aircraft operators and MRO companies because they are our customers.
•Our engine values and lease rates, which are dependent on the status of the types of aircraft on which engines are installed, and other factors, could decline.
•Upon termination of a lease, we may be unable to enter into new leases or sell the airframe, engine or its parts on acceptable terms.
•Failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and aircraft which could affect our ability to re-lease the engines and aircraft in a timely manner following termination of the leases.
•We may experience losses and delays in connection with repossession of engines or aircraft when a lessee defaults.
•Our commercial jet engine and parts segment and its customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines or aircraft.
•Our aircraft, engines and parts could cause damage resulting in liability claims.
•We have risks in managing our portfolio of aircraft and engines to meet customer needs.
•Liens on our engines or aircraft could exceed the value of such assets, which could negatively affect our ability to repossess, lease or sell a particular engine or aircraft.
•In certain countries, an engine affixed to an aircraft may become an addition to the aircraft and we may not be able to exercise our ownership rights over the engine.
•Higher or volatile fuel prices could affect the profitability of the aviation industry and our lessees’ ability to meet their lease payment obligations to us.
•Interruptions in the capital markets could impair our lessees’ ability to finance their operations, which could prevent the lessees from complying with payment obligations to us.
•Our lessees may fail to adequately insure our aircraft or engines which could subject us to additional costs.
•If our lessees fail to cooperate in returning our aircraft or engines following lease terminations, we may encounter obstacles and are likely to incur significant costs and expenses conducting repossessions.
•If our lessees fail to discharge aircraft liens for which they are responsible, we may be obligated to pay to discharge the liens.
•If our lessees encounter financial difficulties and we restructure or terminate our leases, we are likely to obtain less favorable lease terms.
•Withdrawal, suspension or revocation of governmental authorizations or approvals could negatively affect our business.

Risks Related to Air T Funding

•The ranking of the Company’s obligations under the Junior Subordinated Debentures and the Guarantee creates a risk that Air T Funding may not be able to pay amounts due to holders of the Capital Securities.
•The Company has the option to extend the Capital Securities interest payment period.
•Tax event or investment company act redemption of the Capital Securities.
•The Company may cause the Junior Subordinated Debentures to be distributed to the holders of the Capital Securities.
•There are limitations on direct actions against the Company and on rights under the guarantee.
•The covenants in the Indenture are limited.
•Holders of the Capital Securities have limited voting rights.

RISKS RELATED TO THE COMPANY

General Business Risks

Market fluctuations may affect our operations.

Market fluctuations may affect our ability to obtain funds necessary for the operation of our businesses from current lenders or new borrowings. In addition, we may be unable to obtain financing on satisfactory terms, or at all. Market studies or demographics we have reviewed also may no longer be accurate or complete. The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our business, financial condition, results of operation and the overall value of our assets.

Rising inflation and interest rates may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our Common Stock.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, the increase in interest rates by the Federal Reserve, armed conflicts, a rise in energy prices, wage increases and strong consumer demand. An inflationary environment can increase our cost of labor, as well as our other operating costs, which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and may increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our Common Stock and our ability to sell additional trust preferred securities.

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

We utilize information systems and computer technology throughout our businesses. We store sensitive data and proprietary information on these systems. Threats to these systems, and the laws and regulations governing security of data, including personal data, on information systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect information systems and data and complying with new cybersecurity regulations. Information systems are subject to numerous and evolving cybersecurity threats and sophisticated computer crimes, which pose a risk to the stability and security of our information systems, computer technology, and businesses.

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

We sustained a cybersecurity attack in May 2022 involving ransomware that caused a network disruption and impacted certain of our systems. Upon detection, we undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement. We restored network systems and resumed normal operations. We have taken actions to improve our existing systems such as adding multi-factor authentication and to improve employee training and security competency. While we do not believe this event or resultant actions had or will have a material adverse effect on our business, this or similar incidents, or any other such breach of our data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.

Although we maintain cybersecurity liability insurance, our insurance may not cover potential claims or may not be adequate to indemnify us for any liability that may be incurred. Any imposition of liability or litigation costs that are not covered by insurance could harm our business.

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

A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate or that otherwise impacts our markets could adversely impact our business.

If a pandemic, epidemic or outbreak of an infectious disease, including new COVID-19 variants, or other public health crisis were to affect the areas in which we operate, our business, including our revenue, profitability and cash flows, could be adversely affected. Further, a pandemic, epidemic or outbreak of an infectious disease might adversely impact our businesses by causing temporary shutdowns or by causing staffing shortages. We may be unable to locate replacement supplies, and ongoing delays could require us to reduce business operations. Although we have disaster plans in place, the extent to which a public health crisis would impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.

Risks Related to Our Structure and Financing/Liquidity Risks

The Company could experience liquidity issues if the Company’s revolving line of credit with MBT is not extended or replaced.

The principal amount of Air T’s revolving line of credit with MBT (“Revolver – MBT”) was $0 as of March 31, 2024. This revolving facility matures on August 31, 2024. The Company believes it has sufficient cash on hand, and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date of this report. The Company is currently seeking to refinance the Revolver – MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility. A failure to extend or replace the Revolver – MBT could have a material adverse effect on the Company and its financial condition.

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

We have a very concentrated stockholder base. As of March 31, 2024, our two largest stockholders beneficially owned or had the ability to direct the voting of shares of our Common Stock representing approximately 67% of the outstanding shares. As a result, these stockholders have the power to determine the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by these stockholders of substantial amounts of our Common Stock, or the potential for such sales, could adversely affect the prevailing market price of our securities.

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

Nicolas Swenson, our President, Chief Executive Officer and Chairman of the Board, beneficially owns an aggregate of 1,352,938 shares of our Common Stock, which represents approximately 49% of the voting power of our outstanding Common Stock. Our President, CEO/Chairman could soon own a majority of the voting power for the election of our directors, and thus we would meet the definition of a “controlled company.” As a result, these requirements would not apply to us as long as we remain a “controlled company.”

Although we may soon qualify as a “controlled company,” we currently do not, and we do not expect to, rely on this exemption and we currently comply with, and we expect to continue to comply with, all relevant corporate governance requirements under the Nasdaq listing standards. However, if we were to utilize some or all of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq listing standards that relate to corporate governance.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations or meet covenant requirements, we may be forced to seek alternatives.

If we cannot meet our debt service or covenant obligations, we may be forced to reduce or delay investments and aircraft or engine purchases, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and might require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or to meet any aircraft or engine purchase commitments as they come due.

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

We may enter into strategic ventures that pose risks, including a lack of complete control over the enterprise, and other potential unforeseen risks, any of which could adversely impact our financial results. We may occasionally enter into strategic ventures or investments with third parties in order to take advantage of favorable financing opportunities, to share capital or operating risk, or to earn management fees. These strategic ventures and investments may subject us to various risks, including those arising from our possessing limited decision-making rights in the enterprise or over related aircraft. If we were unable to resolve a dispute with a strategic partner in such a venture that retains material managerial veto rights, we might reach an impasse which may lead to operational difficulties in the venture and increases costs or the liquidation of our investment at a time and in a manner that would result in our losing some or all of our original investment and/or the occurrence of other losses, which could adversely impact our financial results.

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

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the rules and regulations of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Compliance with these rules and regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our limited resources to address such regulations.

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

Risks Related to Our Segment Operations

The operating results of our segments may fluctuate, particularly our commercial jet engine and parts segment.

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
d.the timing and amount of maintenance reserve revenues recorded resulting from the termination of long-term leases, for which significant amounts of maintenance reserves may have accumulated;
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

Our Air Cargo business is significantly dependent on a contractual relationship with FedEx Corporation (“FedEx”), the loss of which would have a material adverse effect on our business, results of operations and financial position. In the fiscal year ended March 31, 2024, 36% of our consolidated operating revenues, and 91% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. While FedEx has been our customer since 1980 under similar terms, our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or either MAC or CSA employs less than six employees. As of the date of issuance of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

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

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations. These risks are discussed in FedEx’s periodic reports filed with the SEC including its Annual Report on Form 10-K for the fiscal year ended May 31, 2023. These risks include but are not limited to the following:

•Economic conditions in the global markets in which it operates;
•Its ability to successfully implement its business strategy and global transformation program and consolidate its operating companies into one organization;
•Effectively respond to change in market dynamics and achieve the anticipated benefits of such strategies and actions while managing risks;
•Its ability to achieve its cost reduction initiatives and financial performance goals;
•The timing and amount of costs related to its global transformation program and other ongoing initiatives;
•Damage to its reputation or loss of brand equity;
•Changes in the business or financial soundness of the U.S. Postal Service or its relationship with FedEx, including strategic changes to its operations or reduce its reliance on the air network of FedEx Express;
•Its ability to meet its labor and purchased transportation needs while controlling related costs;
•A significant data breach or other disruption to its technology infrastructure;
•The impact of a widespread outbreak of an illness or any other communicable disease or public health crises;
•Anti-trade measures and additional changes in international trade policies and relations;
•The effects of any international conflicts or terrorist activities, including as a result of the current conflict between Russia and Ukraine and Israel and Hamas;
•Changes in fuel prices or currency exchange rates;
•Its ability to match capacity to shifting volume levels;
•The effect of intense competition;
•An increase in self-insurance accruals and expenses;
•Failure to receive or collect expected insurance coverage;
•Its ability to effectively operate, integrate, and grow acquired businesses and realize the anticipated benefits of acquisitions or other strategic transactions;
•Noncash impairment charges related to its goodwill and certain deferred tax assets;
•The future rate of e-commerce growth and levels of inventory restocking;
•Evolving or new U.S. domestic or international laws and government regulations, policies, and actions;
•Future guidance, regulations, interpretations, challenges, or judicial decisions related to its tax positions;
•Any inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography;
•Legal challenges or changes related to service providers engaged by FedEx Ground and the drivers providing services on their behalf and the coverage of U.S. employees at FedEx Express under the Railway Labor Act of 1926, as amended;
•Any liability resulting from and the costs of defending against litigation;
•Its ability to achieve or demonstrate progress on its goal of carbon-neutral operations by 2040;
•The regulatory environment for global aviation or other transportation rights;
•Other risks and uncertainties, including:
•the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen and Brazilian real, which can affect our sales levels and foreign currency sales prices;
•any liability resulting from and the costs of defending against class-action, derivative and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings;

•the impact of technology developments on its operations and on demand for its services, and its ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;
•governmental underinvestment in transportation infrastructure, which could increase its costs and adversely impact its service levels due to traffic congestion, prolonged closure of key thoroughfares or sub-optimal routing of its vehicles and aircraft;
•disruptions in global supply chains, which can limit the access of FedEx and its service providers to vehicles and other key capital resources and increase its costs;
•stockholder activism, which could divert the attention of management and its board of directors from its business, hinder execution of its business strategy, give rise to perceived uncertainties as to our future and cause the price of its Common Stock to fluctuate significantly; and,
•constraints, volatility or disruption in the capital markets, its ability to maintain its current credit ratings, commercial paper ratings, and senior unsecured debt and pass-through certificate credit ratings, and its ability to meet credit agreement financial covenants.
•widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

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

We directly or indirectly own the engines or aircraft that we lease or sell to customers and bear the risk of not recovering our entire investment through leasing and selling the engines or aircraft. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the engine or aircraft. We also selectively sell engines on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for our engines or aircraft coming off-lease or for their associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions), and we cannot guarantee that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep our engines on lease consistently.

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

Our ability to determine the condition of the engines or aircraft and whether the lessees are properly maintaining our assets is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:
•a grounding of the related engine or aircraft;
•a repossession that would likely cause us to incur additional and potentially substantial expenditures in restoring the engine or aircraft to an acceptable maintenance condition;
•a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine or aircraft;
•a decline in the market value of the aircraft or engine resulting in lower revenues upon a subsequent lease or sale;
•loss of lease revenue while we perform refurbishments or repairs and recreate records; and
•a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine or aircraft.
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

The relatively long-life cycles of aircraft and jet engines can be shortened by world events, government regulation or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine and aircraft types, maintaining a portfolio mix of engines that we believe is diversified, has long-term value and will be sought by lessees in the global market for jet engines, and by selling engines and aircraft that we expect will not experience obsolescence or declining usefulness in the foreseeable future. There is no assurance that the engine and aircraft types owned or acquired by us will meet customer demand.

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

Our legal rights and the relative difficulty of repossession vary significantly depending on the jurisdiction in which an aircraft or engines are located. We may need to obtain a court order or consents for de-registration or re-export, a process that can differ substantially from county to country. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may also apply. For example, certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease, to assign it to a third party, or to entitle the lessee or another third party to retain possession of the aircraft or engines without paying lease rentals or performing all or some of the obligations under the relevant lease. Certain of our lessees may be partially or wholly-owned by government-related entities, which can further complicate our efforts to repossess our aircraft or engines in that government’s jurisdiction. If we encounter any of these difficulties, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing the affected aircraft or engines.

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

Risks Related to Air T Funding

The ranking of the Company’s obligations under the Junior Subordinated Debentures and the guarantee creates a risk that Air T Funding may not be able to pay amounts due to holders of the Capital Securities.

The ability of Air T Funding to pay amounts due to holders of the Capital Securities is solely dependent upon the Company making payments on the Junior Subordinated Debentures as and when required. All obligations of the Company under the Guarantee, the Junior Subordinated Debentures and other documents are unsecured and rank subordinate and junior in right of payment to all current and future Senior and Subordinated Debt, the amount of which is unlimited. As of March 31, 2024, the aggregate outstanding Senior and Subordinated Debt of the Company was approximately $34.2 million. None of the Indenture, the Guarantee or the Trust Agreement places any limitation on the amount of secured or unsecured debt, including Senior and Subordinated Debt that may be incurred by the Company or its subsidiaries. Further, there is no limitation on the Company’s ability to issue additional Junior Subordinated Debentures in connection with any further offerings of Capital Securities, and such additional debentures would rank pari passu with the Junior Subordinated Debentures. Furthermore, payment of amounts due on the Junior Subordinated Debentures could adversely effect the Company’s cash flow and liquidity and financial condition.

The Company has the option to extend the interest payment period; tax consequences of a deferral of interest payments.

So long as no Debenture Event of Default (as defined herein) has occurred and is continuing, at any time on or after, June 7, 2024, the Company has the right under the Indenture to defer the payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters with respect to each Extension Period, provided that no Extension Period may extend beyond the Stated Maturity of the Junior Subordinated Debentures. As a consequence of any such deferral, quarterly Distributions on the Capital Securities by Air T Funding will be deferred (and the amount of Distributions to which holders of the Capital Securities are entitled will accumulate additional amounts thereon at the rate of 8% per annum, compounded quarterly, from the relevant payment date for such Distributions, to the extent permitted by applicable law) during any such Extension Period. During any such Extension Period, the Company will be prohibited from making certain payments or distributions with respect to the Company’s capital stock (including dividends on or redemptions of common or preferred stock) and from making certain payments with respect to any debt securities of the Company that rank pari passu with or junior in interest to the Junior Subordinated Debentures; however, the Company will NOT be restricted from (a) paying dividends or distributions in Common Stock of the Company, (b) redeeming rights or taking certain other actions under a stockholders’ rights plan, (c) making payments under the Guarantee or (d) making purchases of Common Stock generally or related to the issuance of Common Stock or rights under any of the Company’s benefit plans for its directors, officers or employees. Further, during an Extension Period, the Company would have the ability to continue to make payments on Senior and Subordinated Debt. As of March 31, 2024, the aggregate outstanding Senior and Subordinated Debt of the Company was approximately $34.2 million. Prior to the termination of any Extension Period, the Company may further extend such Extension Period provided that such extension does not cause such Extension Period to exceed 20 consecutive quarters or to extend beyond the Stated Maturity. Upon the termination of any Extension Period and the payment of all interest then accrued and unpaid (together with interest thereon at the annual rate of 8%, compounded quarterly, to the extent permitted by applicable law), the Company may elect to begin a new Extension Period subject to the above requirements. There is no limitation on the number of times that the Company may elect to begin an Extension Period.

Tax event redemption or investment company act redemption

Upon the occurrence and during the continuation of a Tax Event or an Investment Company Event, the Company has the right to redeem the Junior Subordinated Debentures in whole (but not in part) at 100% of the principal amount together with accrued but unpaid interest to the date fixed for redemption within 90 days following the occurrence of such Tax Event or Investment Company Event and therefore cause a mandatory redemption of the Trust Securities.

A “Tax Event” means the receipt by the Company and Air T Funding of an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to, or change (including any announced prospective change) in, the laws (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement or judicial decision interpreting or applying such laws or regulations, which amendment or change is effective or such pronouncement or decision is announced on or after the original issuance of the Capital Securities, there is more than an insubstantial risk that (i) Air T Funding is, or will be within 90 days of the date of such opinion, subject to United States federal income tax with respect to income received or accrued on the Junior Subordinated Debentures, (ii) interest payable by the Company on the Junior Subordinated Debentures is not, or within 90 days of such opinion, will not be, deductible by the Company, in whole or in part, for United States federal income tax purposes, or (iii) Air T Funding is, or will be within 90 days of the date of the opinion, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

An “Investment Company Event” means the receipt by the Company and Air T Funding of an opinion of counsel experienced in such matters to the effect that, as a result of any change in law or regulation or a change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, Air T Funding is or will be considered an “investment company” that is required to be registered under the Investment Company Act, which change becomes effective on or after the original issuance of the Capital Securities.

The Company may cause the Junior Subordinated Debentures to be distributed to the holders of the Capital Securities.

The Company will have the right at any time to terminate Air T Funding and cause the Junior Subordinated Debentures to be distributed to the holders of the Capital Securities in liquidation of Air T Funding. Because holders of the Capital Securities may receive Junior Subordinated Debentures in liquidation of Air T Funding and because Distributions are otherwise limited to payments on the Junior Subordinated Debentures, prospective purchasers of the Capital Securities are also making an investment decision with regard to the Junior Subordinated Debentures.

There are limitations on direct actions against the Company and on rights under the guarantee.

Under the Guarantee, the Company guarantees the payment of Distributions by Air T Funding and payments on liquidation of or redemption of the Capital Securities (subordinate to the right to payment of Senior and Subordinated Debt of the Company) to the extent of funds held by Air T Funding. If Air T Funding has insufficient funds to pay Distributions on the Capital Securities (i.e., if the Company has failed to make required payments under the Junior Subordinated Debentures), a holder of the Capital Securities would have the right to institute a legal proceeding directly against the Company for enforcement of payment to such holder of the principal of or interest on such Junior Subordinated Debentures having a principal amount equal to the aggregate Liquidation Amount of the Capital Securities of such holder (a “Direct Action”). Except as described herein, holders of the Capital Securities will not be able to exercise directly any other remedy available to the holders of the Junior Subordinated Debentures or assert directly any other rights in respect of the Junior Subordinated Debentures.
Under the Guarantee, Delaware Trust Company will act as indenture trustee (the “Guarantee Trustee”). The holders of not less than a majority in aggregate Liquidation Amount of the Capital Securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee in respect of the Guarantee or to direct the exercise of any trust power conferred upon the Guarantee Trustee under the Guarantee Agreement. Any holder of the Capital Securities may institute a legal proceeding directly against the Company to enforce its rights under the Guarantee without first instituting a legal proceeding against Air T Funding, the Guarantee Trustee or any other person or entity. The Trust Agreement provides that each holder of the Capital Securities by acceptance thereof agrees to the provisions of the Guarantee Agreement and the Indenture.

The covenants in the Indenture are limited.

The covenants in the Indenture are limited, and there are no covenants relating to the Company in the Trust Agreement. As a result, neither the Indenture nor the Trust Agreement protects holders of Junior Subordinated Debentures, or Capital Securities, respectively, in the event of a material adverse change in the Company’s financial condition or results of operations or limits the ability of the Company or any subsidiary to incur additional indebtedness. Therefore, the provisions of these governing instruments should not be considered a significant factor in evaluating whether the Company will be able to comply with its obligations under the Junior Subordinated Debentures or the Guarantee.

Holders of the Capital Securities will generally have limited voting rights.

Holders of the Capital Securities will generally have limited voting rights relating only to the modification of the Capital Securities and certain other matters described herein. In the event that (i) there is a Debenture Event of Default (as defined herein) with respect to the Junior Subordinated Debentures (see “Description of the Junior Subordinated Debentures -- Events of Default”), (ii) the Property Trustee fails to pay any distribution on the Capital Securities for 30 days (subject to deferral of distributions as provided under “Description of the Capital Securities -- Extension Periods”), (iii) the Property Trustee fails to pay the redemption price on the Capital Securities when due upon redemption, (iv) the Property Trustee fails to observe a covenant in the Trust Agreement for the Capital Securities for 60 days after receiving a Notice of Default, or (v) the Property Trustee is declared bankrupt or insolvent and not replaced by the Company within 60 days, the holders of a majority of the outstanding Capital Securities will be able to remove the Property Trustee and the Indenture Trustee (but not the Administrative Trustees who may only be removed by the Company as holder of the Common Securities).

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

To effectively prevent, detect, and respond to cybersecurity threats, the Company employs a multi-faceted cybersecurity risk management program supervised by our Vice President of Technology (VP of Tech), who reports directly to our CEO. The VP of Tech is responsible for leading our enterprise cybersecurity strategy. This responsibility includes establishing processes designed to prevent and monitor potential cybersecurity risks, assessing potential cybersecurity incidents, implementing mitigation measures, and maintaining the cybersecurity program itself. We do this so that we can continuously enhance our cybersecurity capabilities and strengthen our defensive posture.

Our capabilities, processes, and other security measures also include, without limitation:

•Endpoint Detection and Response software, which monitors for malicious activities on external-facing endpoints (computers, servers, etc.).
•Managed Detection and Response partnership with a third-party security firm, which monitors these endpoints on a continual basis.
•Cloud monitoring, running on primary public and private cloud environments.
•Disaster recovery and incident response plans, including a ransomware response plan.
•Training for all personnel with access to digital assets.

Cybersecurity risk management is an integral part of overall enterprise risk management. As part of its enterprise risk management efforts, the Board of Directors meets with the executive leadership team to assess and respond to critical business risks. These assessments include a review of our cybersecurity programs, as well as an overview of trending cyber threats based on industry intelligence and potential mitigation strategies. Performing these assessments regularly enables the Company to determine key business objectives and the IT assets and capabilities needed to achieve them. In addition, the assessments also provide the executive leadership and the Board of Directors an understanding of the Company’s security landscape and allows it to prepare to respond to threats. Cybersecurity threats continue to be identified as one of the Company’s significant risks, with our VP of Tech assigned as the risk owner. Our VP of Tech has developed expertise in cybersecurity and compliance, enterprise architecture and road mapping, data analytics and customer service through his eighteen years of experience in the information technology space including over thirteen years in senior leadership roles. He is currently a Certified Information Systems Security Professional (CISSP) and he holds a Master's degree in Software from the University of St. Thomas.

Governance

The Board of Directors has delegated primary responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee. The Audit Committee serves and functions as the Board of Directors primary oversight body to monitor the Company’s cybersecurity and related information technology risks. The Audit Committee receives periodic updates from the VP of Tech on the Company’s policies, processes, procedures, and any significant development related to the identification, mitigation and remediation of cybersecurity risks.The Audit Committee ensures that the VP of Tech provides to the Board of Directors annual updates on our cybersecurity and information technology risk. These annual updates include topics related to our cybersecurity programs and mitigation strategies, trends in cybersecurity, and other cybersecurity-related developments.

We may engage third-party advisors to monitor threats and to scan for vulnerabilities. When a cybersecurity threat or incident is identified by our third-party advisor, it is reported directly to our VP of Tech. The VP of Tech in conjunction with professionals throughout the organization, including information technology specialists, accountants, and lawyers, determine severity and response, then manage it to conclusion in accordance with our cybersecurity incident response processes. We may engage third party advisors as part of our incident response processes to assist with digital forensics among other efforts. The VP of Tech, together with the cross-functional team, report material or potentially material incidents to our executive leadership and the Audit Committee. The VP of Tech provides further updates regarding root causes and remediation efforts. In the event the Company determines it has experienced a material cybersecurity incident the Board of Directors is notified.

In an effort to deter and detect cyber threats, we engage a third-party service provider to periodically provide all employees with a data protection and cybersecurity awareness training program, which covers timely and relevant topics, including phishing, password protection, confidential data protection, asset use and mobile security, and further educates employees on the importance of and process for reporting all potential incidents immediately.

The Company continuously monitors the risk associated with its third-party service providers. The Company mandates that our key third-party service providers undergo an annual SOC 1 audit, which assist in identifying risks from cybersecurity threats. In cases where a waiver is granted, the Company ensures that alternative measures are in place to maintain rigorous oversight. The Company reviews all SOC1 audit reports to ensure our third-party service providers are maintaining adequate IT security and business process controls. This review process is part of our commitment to confirming that these third-party service providers are safeguarding our operations and data integrity.

We sustained a cybersecurity attack in May 2022 involving ransomware that caused a network disruption and impacted certain of our systems. Upon detection, we undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement. We restored network systems and resumed normal operations. The Company did not pay any ransomware and the attack did not materially affect the Company's business strategy, results of operations, or financial condition. We have taken actions to improve our existing systems such as adding multi-factor authentication and to improve employee training and security competency. We have not identified any other cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Please refer to our Risk Factors in Item 1A for more information on the risks associated with cybersecurity attacks.

Item 2.    Properties.
The Company owns approximately 4.626 acres and a 13,000 square foot office building in Denver, North Carolina, which houses the operations of Air T and MAC and a 55,000 square foot office building in St. Louis Park, Minnesota that is partially leased to tenants and is the location of the Company's Minnesota executive office. On April 13, 2023, the Company signed a lease agreement to move the operations of Air T to Charlotte, North Carolina. The lease is for 4,900 square feet of office space that commenced on July 1, 2023 and will expire on November 30, 2028 with the option to extend the lease for one additional three year term.
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
GGS leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased from a third party under a lease agreement, which expires in August 2024. On June 6th, 2024, GGS entered into an agreement to extend the current lease for an additional five years through August 31, 2029.
As of March 31, 2024, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.
Contrail leases a 21,000 square foot facility in Verona, Wisconsin. This is a lease from a related party. See Note 14 “Related Party Matters” of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. This lease expires on July 17, 2026. Contrail also leases a 1,453 square foot office space in Denver, Colorado. The lease was a 60 month lease that extended through June 2026. As part of the formation of Crestone and transition of certain Contrail's employees to Crestone, Contrail terminated this lease prior to its expiration in 2026. Crestone entered into a lease agreement of a 1,663 square foot office space in Glendale, Colorado on September 1, 2022. On January 1, 2024, Crestone entered into an amended lease agreement which terminated the 1,663 square foot office space and leased new premises of 3,698 square feet of office space located in Glendale, Colorado. The amended lease expires in August 2027.
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

Worthington and AirCo lease a 41,280 square foot facility in Eagan, Minnesota. The lease for this facility expires in April 2027. Worthington has a lease in Tulsa, Oklahoma, which is 22,582 square feet and expires in January 2027. Additionally, Worthington also has two facility leases in Australia: Unit E3 is 1,195 square feet and Unit B5 is 1,442 square feet, both of which expire in January 2025.

WASI subleases approximately 53,500 square feet of land and facilities located at Branson National Airport, Springfield, Missouri. The lease expires on January 30, 2028 with an option to renew for two additional and consecutive five year terms plus an additional and consecutive term ending on May 5, 2039. WASI also leases an additional 2,000 square feet of hangar space that expires on January 30, 2025 with no option to renew.

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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is publicly traded on the NASDAQ Capital Market under the symbol “AIRT.”
As of March 31, 2024, the approximate number of holders of record of the Company’s Common Stock was 153.
The Company has not paid any cash dividends since 2014.
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares (adjusted to 1,125,000 shares after the stock split on June 10, 2019) of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. The Company purchased 48,729 shares pursuant to this authorization during the fiscal year ended March 31, 2024.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.
Purchases of shares of common stock during the fourth quarter are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2024	9,063	$15.87	9,063	862,030
Feb 1 - Feb 29, 2024	15,783	$17.03	15,783	846,247
Mar 1 - Mar 31, 2024	23,263	$18.90	23,263	822,984
As of March 31, 2024, the Company did not sell any securities within the past three years that were not registered under the Securities Act.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically grow Air T's earnings power, compounding its free-cash-flow per share over time.
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
Unconsolidated Investments
The Company has an ownership interest in Contrail Asset Management, LLC (“CAM”). The operations of CAM are not consolidated into the operations of the Company. See Note 22 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
The Company also has ownership interests in Lendway and CCI. The operations of these companies are not consolidated into the operations of the Company. See Note 10 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Forward Looking Statements

Certain statements in this Report, including those contained in “Overview,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “believes”, “pending”, “future”, “expects,” “anticipates,” “estimates,” “depends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•An inability to finance our operations through bank or other financing or through the sale or issuance of debt or equity securities;
•Economic and industry conditions in the Company’s markets;
•The risk that contracts with FedEx Corporation (“FedEx”) could be terminated or adversely modified;
•The risk that the number of aircraft operated for FedEx will be reduced;
•The risk that GGS customers will defer or reduce significant orders for deicing equipment;
•The impact of any terrorist activities or armed conflict on United States soil or abroad;
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

Results of Operations
Fiscal 2024 vs. 2023
Consolidated revenue increased by $39.5 million (16%) to $286.8 million for the fiscal year ended March 31, 2024 compared to the prior fiscal year. Following is a table detailing revenue by segment (after elimination of intercompany transactions), in thousands:

	Year Ended March 31,		Change
	2024	2023
Overnight Air Cargo	$115,546	$90,543	$25,003	28%
Ground Equipment Sales	37,168	48,485	(11,317)	(23)%
Commercial Jet Engines and Parts	125,535	101,737	23,798	23%
Corporate and Other	8,585	6,558	2,027	31%
Total	$286,834	$247,323	$39,511	16%
Revenues from the overnight air cargo segment increased by $25.0 million (28%) compared to the prior fiscal year, principally attributable to higher labor revenues, higher admin fees and higher FedEx pass through revenues due to increased fleet (85 aircraft in the prior year compared to 105 in the current fiscal year), and the WASI acquisition mentioned in Note 2 of the Notes to Consolidated Financial Statements of this report, contributed a full year's revenues of $7.5 million in the current fiscal year compared to $0.9 million in the prior fiscal year. Pass-through costs under the dry-lease agreements with FedEx totaled $36.4 million and $29.2 million for the years ended March 31, 2024 and 2023, respectively.
The ground equipment sales segment contributed approximately $37.2 million and $48.5 million to the Company’s revenues for the fiscal years ended March 31, 2024 and 2023, respectively, representing a $11.3 million (23%) decrease in the current fiscal year. The decrease was primarily driven by the lower number of deicing trucks sold in the current fiscal year compared to the prior fiscal year. At March 31, 2024, the ground equipment sales segment’s order backlog was $12.6 million compared to $13.6 million at March 31, 2023.
The commercial jet engines and parts segment contributed $125.5 million of revenues in fiscal year ended March 31, 2024 compared to $101.7 million in the prior fiscal year which is an increase of $23.8 million (23%). The increase was primarily driven by Contrail's higher component part sales and higher pass-through revenue at Worthington in transactions that Worthington acted as the principal of the consignment agreements in the current fiscal year compared to the prior fiscal year. In addition, Contrail also sold three engines at zero profit margin in the current year as they had previously written these assets down to the sales price in the prior year.
Revenues from the corporate and other segment increased by $2.0 million (31%) compared to the prior fiscal year, principally attributed to $1.2 million of increased software subscriptions at Shanwick.
Following is a table detailing operating income (loss) by segment, net of intercompany during Fiscal 2024 and Fiscal 2023 (in thousands):

	Year Ended March 31,		Change
	2024	2023
Overnight Air Cargo	$6,765	$4,047	$2,718
Ground Equipment Sales	(1,553)	3,141	(4,694)
Commercial Jet Engines and Parts	4,169	(957)	5,126
Corporate and Other	(8,117)	(10,638)	2,521
Total	$1,264	$(4,407)	$5,671
Consolidated operating income for the fiscal year ended March 31, 2024 was $1.3 million compared to consolidated operating loss of $4.4 million in the prior fiscal year.
Operating income for the overnight air cargo segment increased by $2.7 million in the current fiscal year, due primarily to higher segment revenues as described above.
Operating loss for the ground equipment sales segment was $1.6 million compared to operating income of $3.1 million in the prior fiscal year, a decrease of $4.7 million attributable to lower sales as described above.
Operating income of the commercial jet engines and parts segment was $4.2 million compared to operating loss of $1.0 million in the prior year. The increase was primarily attributable to lower inventory write-down of $1.2 million in the current fiscal year compared to $7.3 million in the prior fiscal year, offset by a lower profit margin on component sales in the current year compared to the prior fiscal year.
Operating loss of the corporate and other segment decreased by $2.5 million in the current fiscal year, primarily driven by higher corporate allocations to other segments related to executive salaries, bonuses and audit fees compared to the prior fiscal year and increased revenue as described above.
The table below provides Adjusted EBITDA by segment for the fiscal year ended March 31, 2024 and 2023 (in thousands):

	Twelve Months Ended		Change
	March 31, 2024	March 31, 2023
Overnight Air Cargo	$7,142	$4,505	$2,637
Ground Equipment Sales	(1,409)	3,314	(4,723)
Commercial Jet Engines and Parts	6,119	7,105	(986)
Corporate and Other	(6,230)	(8,895)	2,665
Total	$5,622	$6,029	$(407)
Consolidated Adjusted EBITDA for the fiscal year ended March 31, 2024 was $5.6 million, a decrease of $0.4 million compared to the prior fiscal year.
Adjusted EBITDA for the overnight air cargo segment increased by $2.6 million in the current fiscal year, due primarily to higher segment operating income as described above.
Adjusted EBITDA for the ground equipment sales segment decreased by $4.7 million in the current fiscal year, primarily due to lower sales as described above.
Adjusted EBITDA of the commercial jet engines and parts segment was $6.1 million, a decrease of $1.0 million from the prior fiscal year. The decrease was primarily driven by lower profit margins on sales as described above.
The corporate and other segment Adjusted EBITDA loss decreased by $2.7 million from fiscal 2023 to fiscal 2024. The decrease was primarily driven by $2.4 million higher corporate allocations to other segments related to executive salaries, bonuses and audit fees compared to the prior fiscal year.
Following is a table detailing consolidated non-operating income (expense), net of intercompany during fiscal 2024 and fiscal 2023 (in thousands):

	Year Ended March 31,		Change
	2024	2023
Interest expense, net	$(6,916)	$(7,935)	$1,019
Income from equity method investments	1,689	1,460	229
Other	8	(471)	479
Total	$(5,219)	$(6,946)	$1,727

The Company had a net non-operating loss of $5.2 million for the fiscal year ended March 31, 2024 compared to a net non-operating loss of $6.9 million in the prior fiscal year. The decrease in non-operating loss was primarily driven by a $1.0 million decrease in interest expense and a $0.4 million fluctuation in foreign currency exchange rates.

During the year ended March 31, 2024, the Company recorded $0.7 million of income tax expense, which yielded an effective rate of -18.5%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2024 were the foreign rate differentials and changes in valuation allowance. The net change in the valuation allowance was $2.0 million for the year ended March 31, 2024. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The change in the Company’s valuation allowance is primarily due to the realizability of the domestic deferred tax assets, the unrealized losses on investments, the foreign tax credits generated by the operations in the Company’s Puerto Rico branch that is expected to expire before being fully utilized, and the change in full valuation allowances associated with the Delphax entities.

During the fiscal year ended March 31, 2023, the Company recorded $0.4 million of income tax expense at an effective tax rate of -3.8%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2023 were the estimated benefit for the exclusion of income for the Company’s captive insurance company subsidiary under §831(b), the exclusion of the minority owned portion of pretax income of Contrail, state income tax expense, and changes in the valuation allowance. The net change in the valuation allowance was $3.1 million for the year ended March 31, 2023. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The change in the Company’s valuation allowance is primarily due to the realizability of the domestic deferred tax assets, the unrealized losses on investments, the foreign tax credits generated by the operations in the Company’s Puerto Rico branch that is expected to expire before being fully utilized, and the change in full valuation allowances associated with the Delphax entities.

Market Outlook

Future economic developments such as inflation and increased interest rates as well as further business issues such as supply chain issues present uncertainty and risk with respect to our financial condition and results of operations. Although we have largely emerged from the COVID-19 pandemic, our results of operations in fiscal 2024 reflected some of the COVID-19 pandemic's lingering impact. Despite the aforementioned, we experienced improved demand for commercial aircraft, jet engines and parts compared to historical periods. We expect that issues caused by the pandemic and other economic and business issues will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

Liquidity and Capital Resources

As of March 31, 2024, the Company held approximately $7.8 million in total cash, cash equivalents and restricted cash, of which, $0.4 million related to cash reserved for payments of SAIC's insurance claims. The Company also held $1.4 million in restricted investments held as statutory reserve of SAIC.
As of March 31, 2024, the Company’s working capital amounted to $56.0 million, an increase of $3.8 million compared to March 31, 2023.

The Company’s Credit Agreement with Minnesota Bank & Trust, a Minnesota state banking corporation (“MBT”) (the Air T debt in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) includes several covenants that are measured twice a year at September 30 and March 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.25. On June 24, 2024, we obtained a waiver letter from MBT ("Letter") that waives two outstanding events of default. This Letter provides a one-time waiver for defaults resulting from our inability to meet the debt service coverage ratio as of March 31, 2024 and our failure to submit unaudited financial statements within 45 days following the quarter ending on that date. Based on the Letter, we are no longer in default of the Company's Credit Agreement with MBT.
The AirCo 1 Credit Agreement (the AirCo 1 debt in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains an affirmative covenant relating to collateral valuation.
The Air T Acquisition 22.1's term loans with ING (the Air T Acquisition 22.1 debt in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) include several covenants that are measured once a year at December 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.10 and a senior net leverage ratio of 2.10 at December 31, 2022 and 1.50 at subsequent years.
The Contrail Credit Agreement (the Contrail debt in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth ("TNW") of $15.0 million. As of March 31, 2024, AirCo 1, Air T Acquisition 22.1 and Contrail were all in compliance with their respective covenants.
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

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on June 23, 2023, the Company and MBT entered into amendments to the Credit Agreement with MBT and related promissory note. The amendments extended the maturity date of the credit facility to August 31, 2024 and included the following changes:

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

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on September 5, 2023, Contrail entered into the Sixth Amendment to Supplement #2 to Master Loan Agreement and the Fifth Amended and Restated Promissory Note with ONB. The principal purpose of the amended documents was to extend the maturity date of the revolving $25.0 million facility to November 24, 2025 or such earlier date on which the revolving note becomes due and payable pursuant to the supplement or the master loan agreement.

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on February 22, 2024 the Company, along with its wholly owned subsidiary AAM 24-1, LLC, a Minnesota limited liability company ("AAM 24-1"), entered into a Note Purchase Agreement with Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Trust (collectively, "Honeywell") pursuant to which AAM 24-1 agreed to issue and sell 8.5% senior secured notes in the aggregate principal amount of $15.0 million for an aggregate purchase price of $14.9 million. The notes bear an annual interest rate of 8.5% which is computed on the basis of a 30/360-day year and actual days elapsed and is payable semi-annually in arrears. The maturity date of the notes is February 22, 2031. A continuing first priority lien and security interest in and to all of the Company’s right, title and interest in all of the capital stock of AAM 24-1 was created in favor of Honeywell, as collateral for the repayment of the notes. In addition, 160,000 newly-issued shares of TruPs held by AAM 24-1 are also separately pledged to the Honeywell.

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on March 28, 2024, Contrail entered into Supplement #10 to the Master Loan Agreement with Old National Bank dated June 24, 2019 and Term Loan I. Term Loan I is a multiple advance term loan in the principal amount of $10.0 million and is secured by a first lien on three engines and other identified collateral recently purchased by Contrail. The loan requires Contrail to disassemble the collateral and place it in Contrail's inventory. The loan bears a monthly variable interest rate at the 30 Day Term SOFR + 3.1148%. The loan requires 18 monthly payments of interest until the loan maturity date of September 20, 2025. Principal reduction payments are due monthly in an amount equal to 100% of the amount of the gross sales proceeds collected that are derived from any of the engines or other specific collateral listed in the security agreement sold during the prior month. In addition to the first lien noted above, the loan is also secured by the current $2.0 million limited guarantees of the Company and Joe Kuhn. The loan may be prepaid without penalty and includes a quarterly rolling cash flow coverage ratio covenant, a tangible net worth covenant and monthly sales reporting. The loan was fully drawn at closing and the funds were used to prepay the principal balance on Contrail’s existing Main Street Loan (Term Loan G) by $10.0 million.

As mentioned in Note 22 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, Contrail entered into an Operating Agreement with OCAS, Inc. (the "Seller") providing for the put and call options with regard to the 21% non-controlling interest retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on July 18, 2021 ("Contrail RNCI"). After March 31, 2024 and before the financial statements were issued, Contrail redeemed 16% of the 21% of the Seller's interest for consideration consisting of a promissory note and an earnout. Immediately following the redemption transaction, the Put/Call Option in the Operating Agreement was amended so that the remaining 5% interest in Contrail will be redeemable based on an amount other than fair value. Refer to Note 25 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report for additional details on the transaction..

As mentioned in Note 22 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, the Company has ownership interest in Contrail Asset Management, LLC (“CAM”). The operations of CAM are not consolidated into the operations of the Company. For its Investment Function (as defined in Note 22 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report), CAM’s initial commitment to CJVII was approximately $51.0 million. The Company and Mill Road Capital ("MRC") have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. As of March 31, 2023, the Company fulfilled its capital commitments to CAM.

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, the Revolver - MBT has no outstanding balance as of March 31, 2024 and matures on August 31, 2024. We are currently seeking to refinance the Revolver - MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

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

Cash Flows
Following is a table of changes in cash flow from continuing operations for the respective years ended March 31, 2024 and 2023 (in thousands):

	Year Ended March 31,		Change
	2024	2023
Net Cash Provided by Operating Activities	$17,178	$16,909	$269
Net Cash Used in Investing Activities	(2,499)	(6,168)	3,669
Net Cash Used in Financing Activities	(13,910)	(12,380)	(1,530)
Effect of foreign currency exchange rates	(16)	361	(377)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$753	$(1,278)	$2,031
Cash provided by operating activities in fiscal year 2024 was relatively flat compared to fiscal year 2023.
Cash used in investing activities for fiscal year 2024 was $2.5 million compared to cash used in investing activities for the prior fiscal year of $6.2 million. The current fiscal year's cash usage was primarily driven by investment in unconsolidated entities of $4.6 million offset by distributions from unconsolidated entities of $3.2 million. The prior fiscal year's cash usage was primarily driven by cash used for the acquisition of WASI of $2.5 million and investment in unconsolidated entities of $3.1 million, offset by distributions from unconsolidated entities of $0.7 million.
Cash used in financing activities for fiscal year 2024 was $13.9 million compared to cash used by financing activities for the prior fiscal year of $12.4 million. This was primarily due to decreased net proceeds from lines of credit of $15.0 million and increased payments to lines of credit of $9.0 million, offset by proceeds from term loans of $14.2 million in addition to the issuance of TruPs of $8.8 million in the current fiscal year.

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
Supply Chain and Inflation

In fiscal 2024, we continued to experience supply chain disruptions that impacted our ability to procure raw materials and certain commodities, which resulted in delays and increased costs. These disruptions were driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. High inflation increased material and component prices, labor rates and supplier costs, and put pressure on our margins. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these supply chain issues. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. There was no depreciation expense for leased engines in the current fiscal year, whereas there was $1.6 million in the prior fiscal year.

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

The table below provides a reconciliation of operating income (loss) from continuing operations to Adjusted EBITDA for the fiscal years ended March 31, 2024 and 2023 (in thousands):

	Twelve Months Ended
	March 31, 2024	March 31, 2023
Operating income (loss) from continuing operations	$1,264	$(4,407)
Depreciation and amortization (excluding leased engines depreciation)	2,798	2,525
Asset impairment, restructuring or impairment charges[1]	1,195	7,840
Loss on sale of property and equipment	18	8
TruPs issuance expenses	347	63
Adjusted EBITDA	$5,622	$6,029

The table below provides Adjusted EBITDA by segment for the fiscal years ended March 31, 2024 and 2023 (in thousands):

	Twelve Months Ended
	March 31, 2024	March 31, 2023
Overnight Air Cargo	$7,142	$4,505
Ground Equipment Sales	(1,409)	3,314
Commercial Jet Engines and Parts	6,119	7,105
Corporate and Other	(6,230)	(8,895)
Adjusted EBITDA	$5,622	$6,029
1 Included in the asset impairment, restructuring or impairment charges for the fiscal year ended March 31, 2024 was a write-down of $1.2 million on the commercial jet engines and parts segment's inventory attributable to our evaluation of the carrying value of inventory as of March 31, 2024, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

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

Distributions on the Trust Preferred Securities are payable to record holders at the annual rate of 8% of the stated $25.00 liquidation amount, payable quarterly in arrears on the 15th day of February, May, August, and November in each year. The Trust Preferred Securities issued by the Trust are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Air T. Air T guarantees the payment of distributions by Air T Funding and payments on liquidation or redemption of the Trust Preferred Securities (subordinate to the right to payment of senior and subordinated debt of Air T, as defined in Note 13 of Notes to Consolidated Financial Statements included under Part I, Item 1 of this report). If Air T Funding has insufficient funds to pay distributions on the Trust Preferred Securities (i.e., if Air T has failed to make required payments under the Junior Subordinated Debentures), a holder of the Trust Preferred Securities would have the right to institute a legal proceeding directly against Air T to enforce payment of such distributions.

All of the Common Securities of Air T Funding are owned by Air T. The Common Securities rank pari passu, and payments will be made thereon pro rata, with the Trust Preferred Securities, except that upon the occurrence and during the continuance of an event of default under the Trust Agreement, as amended resulting from an event of default under the indenture, the rights of the Company as holder of the common securities to payment in respect of distributions and payments upon liquidation, redemption or otherwise would be subordinated to the rights of the holders of the Trust Preferred Securities.

The Company has an optional right to repay the Junior Subordinated Debentures (i) to Air T Funding on or after June 7, 2024, in whole at any time or in part from time to time at a redemption price equal to the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus 100% of the principal amount thereof, or (ii) at any time, in whole (but not in part), upon the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event (each as defined in the indenture) at a redemption price equal to the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus 100% of the principal amount thereof. In the event a Tax Event, an Investment Company Event or Capital Treatment Event has occurred and is continuing and the Company does not elect to redeem the Junior Subordinated Debentures and thereby cause a mandatory redemption of the Trust Preferred Securities or to liquidate Air T Funding and cause the Junior Subordinated Debentures to be distributed to holders of the Trust securities in liquidation of Air T Funding, such Trust Preferred Securities will remain outstanding and additional sums may be payable on the Junior Subordinated Debentures.

At any time on or after June 7, 2024, the Trust Preferred Securities are subject to mandatory redemption upon the Company's repayment of the Junior Subordinated Debentures at maturity or their earlier redemption in an amount equal to the amount of Junior Subordinated Debentures maturing on or being redeemed at a redemption price equal to the aggregate liquidation amount of the Trust Preferred Securities plus accumulated and unpaid distributions thereon to the date of redemption. If less than all of the Junior Subordinated Debentures are to be repaid or redeemed on a redemption date, then the proceeds from such repayment or redemption would be allocated to the redemption of the Trust Preferred Securities pro rata.

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of March 31, 2024, there are $43.2 million in Trust Preferred Securities outstanding ($9.0 million held by wholly-owned subsidiaries of the Company).

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
Inventories – Inventories are carried at the lower of cost or net realizable value. Within the Company’s commercial jet engines and parts segment, there are various estimates and judgments made in relief of inventory as parts are sold from established groups of parts from one engine or airframe purchase. The estimates and judgments made in relief of inventory are based on assumptions that are consistent with a market participant’s future expectations for the commercial aircraft, jet engines and parts industry and the economy in general and our expected intent for the inventory. These assumptions and estimates are complex and subjective in nature. Changes in economic and operating conditions could impact the assumptions and result in future losses to our inventory.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its variable rate borrowing. The Company has entered into variable to fixed rate interest-rate swap agreements on certain obligations to effectively reduce its exposure to interest rate fluctuations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the "Company") as of March 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

This arrangement is recorded and disclosed as a redeemable non-controlling interest at fair value of $7.4 million as of March 31, 2024. The Company adjusts the redeemable non-controlling interest each reporting period to the higher of the redemption value or carrying value, using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. The determination of fair value includes estimation uncertainty under both approaches.

The income approach requires significant management judgment with respect to forecasts of future revenue, operating margins, and capital expenditures, and the selection and use of an appropriate discount rate. The market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly traded companies with similar operating characteristics as Contrail Aviation Support, LLC. We identified the valuation of redeemable non-controlling interest in Contrail Aviation Support, LLC as a critical audit matter given the significant judgments and assumptions required by management to estimate the fair value of the redeemable non-controlling interest, as well as the fact that performing audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant judgments and assumptions utilized in the valuation of the redeemable non-controlling interest in Contrail Aviation Support, LLC, included the following, among others:

•We evaluated the reasonableness of management’s forecasts of future revenue and operating margins by comparing the forecasts to:
▪Historical results of Contrail Aviation Support, LLC, and
▪Forecasted information included in industry reports.
•We considered the impact of industry and market conditions on management’s forecasts for Contrail Aviation Support, LLC.
•We involved our fair value specialists to assist in the evaluation of:
▪The valuation methodologies used by the Company to determine whether they were consistent with generally accepted valuation practices, and reasonably weighted.
▪The discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.
▪Earnings multiples, including testing the underlying source information and mathematical accuracy of the calculations, and evaluating the appropriateness of the Company’s selection of companies in its industry comparable groups.
•We performed sensitivity analyses with regard to forecasted revenue and the discount rate to evaluate the changes in the fair value of the redeemable non-controlling interest in Contrail Aviation Support, LLC, that would result from changes in those significant assumptions.
•We evaluated whether the business and valuation assumptions used were consistent with evidence obtained in other areas of the audit, including a redemption agreement entered into by Contrail Aviation Support, LLC subsequent to year-end.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 26, 2024

We have served as the Company's auditor since 2018.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended March 31,
(In thousands, except per share data)	2024	2023
Operating Revenues:
Overnight air cargo	$115,546	$90,543
Ground equipment sales	37,168	48,485
Commercial jet engines and parts	125,535	101,737
Corporate and other	8,585	6,558
	286,834	247,323

Operating Expenses:
Overnight air cargo	97,690	79,720
Ground equipment sales	31,834	39,328
Commercial jet engines and parts	98,027	75,288
Corporate and Other	2,912	2,540
General and administrative	51,096	42,844
Depreciation and amortization	2,798	4,162
Inventory write-down	1,195	7,324
Impairment of long-lived assets	—	516
Loss on sale of property and equipment	18	8
	285,570	251,730

Operating Income (Loss)	1,264	(4,407)

Non-operating (Expense) Income:
Interest expense, net	(6,916)	(7,935)
Income from equity method investments	1,689	1,460
Other	8	(471)
	(5,219)	(6,946)

Loss before income taxes	(3,955)	(11,353)

Income Tax Expense	729	432

Net Loss	(4,684)	(11,785)

Net Income Attributable to Non-controlling Interests	(2,135)	(510)

Net Loss Attributable to Air T, Inc. Stockholders	$(6,819)	$(12,295)

Loss per share (Note 21)
Basic	$(2.42)	$(4.32)
Diluted	$(2.42)	$(4.32)

Weighted Average Shares Outstanding:
Basic	2,816	2,847
Diluted	2,816	2,847
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(In thousands)	2024	2023
Net Loss	$(4,684)	$(11,785)
Other Comprehensive (Loss) Income:

Foreign currency translation (loss) income	(93)	4

Unrealized gain on interest rate swaps, net of tax of $0 and $332	20	998

Reclassification of interest rate swaps into earnings	(823)	77

Total Other Comprehensive (Loss) Income	(896)	1,079

Total Comprehensive Loss	(5,580)	(10,706)

Comprehensive Income Attributable to Non-controlling Interests	(2,135)	(510)

Comprehensive Loss Attributable to Air T, Inc. Stockholders	$(7,715)	$(11,216)
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2024	March 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$7,100	$5,806
Restricted cash	743	1,284
Restricted investments	1,392	2,161
Accounts receivable, net of allowance for doubtful accounts of $1,420 and $1,160	22,911	27,218
Inventories, net	60,720	71,125
Employee retention credit receivable	—	940
Prepaid expenses	2,351	2,501
Due from CAM for expense reimbursements	3,093	2,261
Other current assets	4,567	3,261
Total Current Assets	102,877	116,557

Assets on lease or held for lease, net of accumulated depreciation of $8 and $223	252	83
Property and equipment, net of accumulated depreciation of $7,705 and $6,624	20,861	21,439
Intangible assets, net of accumulated amortization of $5,119 and $4,191	10,978	12,103
Right-of-use assets	11,376	11,666
Equity method investments	16,653	13,230
Goodwill	10,540	10,563
Other assets	3,630	3,921
Total Assets	177,167	189,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	15,072	10,449
Income tax payable	139	304
Accrued expenses and other (Note 11)	15,511	13,133
Current portion of long-term debt	14,358	38,736
Short-term lease liability	1,761	1,664
Total Current Liabilities	46,841	64,286

Long-term debt	98,568	86,349
Deferred income tax liabilities, net	2,447	2,417
Long-term lease liability	10,515	10,771
Other non-current liabilities	—	47
Total Liabilities	158,371	163,870

Redeemable non-controlling interest	12,976	12,710

Commitments and contingencies (Note 22)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 shares issued, 2,775,163 and 2,818,374 shares outstanding	758	757
Treasury stock, 256,850 at $19.31 and 208,121 shares at $19.62	(4,959)	(4,083)
Additional paid-in capital	859	728
Retained earnings	8,192	13,686
Accumulated other comprehensive (loss) income	(80)	816
Total Air T, Inc. Stockholders' Equity	4,770	11,904
Non-controlling Interests	1,050	1,078
Total Equity	5,820	12,982
Total Liabilities and Equity	$177,167	$189,562
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,684)	$(11,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,798	4,162
Income from equity method of investments	(1,689)	(1,460)
Inventory write-down	1,195	7,324
Impairment of long-lived assets	—	516
Other	1,294	769
Change in operating assets and liabilities:
Accounts receivable	4,047	(6,290)
Inventories	9,103	10,163
Accounts payable	4,623	992
Accrued expenses	2,378	(893)
Employee retention credit receivable	940	8,198
Other	(2,827)	5,213
Total adjustments	18,264	17,383
Net cash provided by operating activities	17,178	16,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(2,498)
Investment in unconsolidated entities	(4,633)	(3,064)
Distribution from unconsolidated entities	3,192	683
Capital expenditures related to property & equipment	(1,076)	(1,178)
Other	18	(111)
Net cash used in investing activities	(2,499)	(6,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	124,249	139,329
Payments on lines of credit	(141,956)	(132,958)
Proceeds from term loan	24,850	10,627
Payments on term loan	(28,341)	(27,850)
Proceeds received from issuance of TruPs	8,780	—
Other	(1,492)	(1,528)
Net cash used in financing activities	(13,910)	(12,380)
Effect of foreign currency exchange rates on cash and cash equivalents	(16)	361
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	753	(1,278)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,090	8,368
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	7,843	7,090

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equipment leased or held for lease transferred to inventory	73	12,700
Equipment in inventory transferred to assets on lease	260	33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash payments for operating leases	2,351	1,881
Cash paid during the year for interest	3,891	5,867
Cash paid during the year for income taxes	$917	$1,026

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2022	3,023	$756	156	$(3,002)	$393	$26,729	$(263)	$1,104	$25,717

Net loss*	—	—	—	—	—	(12,295)	—	(26)	(12,321)

Repurchase of common stock	—	—	52	(1,081)	—	—	—	—	(1,081)

Exercise of stock options	4	1	—	—	20	—	—	—	21

Stock compensation expense	—	—	—	—	315	—	—	—	315

Foreign currency translation income	—	—	—	—	—	—	4	—	4

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(1,748)	—	—	(1,748)

Unrealized gain of interest rate swaps, net of tax	—	—	—	—	—	—	998	—	998

Reversal of Put option issued to co-investor in CAM (Note 22)	—	—	—	—	—	1,000	—	—	1,000

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	77	—	77

Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

(In thousands)	Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

Net loss*	—	—	—	—	—	(6,819)	—	(28)	(6,847)

Repurchase of common stock	—	—	49	(876)	—	—	—	—	(876)

Exercise of stock options	3	1	—	—	25	—	—	—	26

Stock compensation expense	—	—	—	—	106	—	—	—	106

Foreign currency translation loss	—	—	—	—	—	—	(93)	—	(93)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	1,325	—	—	1,325

Unrealized gain on interest rate swaps	—	—	—	—	—	—	20	—	20

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(823)	—	(823)

Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820
*Excludes amount attributable to redeemable non-controlling interest in Contrail and Shanwick.
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2024 AND 2023
Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power, compounding its free-cash-flow per share over time.
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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as its non-wholly owned subsidiaries, Contrail, Shanwick and Delphax. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.
Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Future economic developments such as inflation and increased interest rates as well as further business issues such as supply chain issues present uncertainty and risk with respect to our financial condition and results of operations. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2024.
Segments - The Company has four reportable operating segments: overnight air cargo, ground equipment sales, commercial jet engine and parts and corporate and other. The Company assesses the performance of these segments on an individual basis (see Note 20).
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

The Company assesses the carrying value of its investments whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount of the investment to the estimated future undiscounted cash flows of the investment, which take into account current, and expectations for future, market conditions and the Company’s intent with respect to holding or disposing of the investment. Changes in economic and operating conditions that occur subsequent to a current impairment analysis and the Company’s ultimate use of the investment could impact the assumptions and result in future impairment losses to the investments. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through quoted prices in active markets or various valuation techniques, including internally developed discounted cash flow models or comparable market transactions.
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
Goodwill consisted of the following (in thousands):

	Year Ended March 31,
	2024	2023

Goodwill, at original cost	$10,916	$10,939
Accumulated impairment	(376)	(376)
Goodwill, net of impairment	$10,540	$10,563

As of March 31, 2024, $4.2 million of the goodwill balance is attributable to the acquisition of Contrail in July 2016. $6.2 million of the goodwill balance is attributable to the acquisition of Shanwick in February 2022. $0.1 million of the goodwill balance is attributable to the acquisition of WASI in January 2023. The decrease from the prior fiscal year's balance of $10.6 million to the current fiscal year's balance of $10.5 million is attributable to foreign currency translation adjustments related to the goodwill balance at Shanwick.
Based on the results of our annual assessment of qualitative factors conducted as of March 31, 2024, management determined that it was more likely than not that the fair value of our reporting units exceeded its carrying value, including goodwill.
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
Property and Equipment and Assets on Lease or Held for Lease – Property and equipment is stated initially at cost, or fair value if purchased as part of a business combination. Depreciation and amortization are provided on a straight-line basis over the asset’s useful life. Equipment leased to customers is depreciated using the straight-line method. Useful lives range from three years for computer equipment, seven years for flight equipment, ten years for deicers and other equipment leased to customers and thirty years for buildings.

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

On April 24, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “sales agent” or “Ascendiant”), pursuant to which it may sell and issue its TruPs having an aggregate offering price of up to $8.0 million from time to time. The Company has no obligation to sell any TruPs, and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement.

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

Per the Operating Agreement, Contrail's non-controlling interest is redeemable at fair value, which is determined using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline public company method. Contrail's discounted cash flow analysis requires significant management judgment with respect to forecasts of revenue, operating margins, capital expenditures, and the selection and use of an appropriate discount rate. The forecasts and assumptions are based on our annual and long-term business plans. Contrail’s market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating characteristics as Contrail. Contrail's non-controlling interest is adjusted each reporting period for income (or loss) attributable to the non-controlling interest as well as any applicable distributions made. A measurement period adjustment, if any, is then made to adjust the non-controlling interest to the higher of the redemption value (fair value) or carrying value each reporting period. These fair value adjustments are recognized through retained earnings and are not reflected in the Company's Consolidated Statements of Income (Loss). When calculating earnings per share attributable to the Company, the Company adjusts net income attributable to the Company for the measurement period adjustment to the extent the redemption value exceeds the fair value of the non-controlling interest on a cumulative basis. As of March 31, 2024, the fair value of the Contrail's redeemable non-controlling interest was $7.4 million. See Note 22, Commitments and Contingencies.
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
The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income (loss). These pass-through costs totaled $36.4 million and $29.2 million for the years ended March 31, 2024 and 2023, respectively.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU 2022-06- Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this Update deferred the implementation deadline of Topic 848 from December 31, 2022, to December 31, 2024. The Company completed the process of converting its material LIBOR-based contracts, hedging relationships, and other transactions to other reference rates as of September 30, 2023.

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

2.    ACQUISITIONS
Worldwide Aviation Services, Inc.
On January 31, 2023, the Company acquired Worldwide Aircraft Services, Inc. ("WASI"), a Kansas corporation that services the aircraft industry across the United States and internationally through the operation of a repair station which is located in Springfield, Missouri at the Branson National Airport. The acquisition was funded with cash and the loans described in Note 13 of this report. WASI is included within the Overnight air cargo segment.
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
The following table sets forth the revenue and expenses of WASI that are included in the Company’s consolidated statement of income (loss) for the fiscal year ended March 31, 2023 (in thousands):

Income Statement Post-Acquisition
Revenue	$929
Cost of Sales	676
Operating Expenses	425
Operating Loss	(172)
Non-operating expense	(22)
Net loss	$(194)
Pro forma financial information is not presented as the results are not material to the Company’s consolidated financial statements.

3.    MAJOR CUSTOMER
Approximately 36% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation in fiscal 2024 and 2023. Approximately 21% and 16% of the Company’s consolidated accounts receivable at March 31, 2024 and 2023, respectively, were due from FedEx Corporation.
Approximately 10% and 9% of the Company’s consolidated revenues were derived from services performed for American Airlines Corporation in fiscal 2024 and 2023, respectively. Approximately 24% and 26% of the Company’s consolidated accounts receivable at March 31, 2024 and 2023, respectively, were due from American Airlines Corporation.

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

	Fair Value Measurements at March 31,
	2024	2023
Marketable securities (including restricted investments) (Level 1)	$1,923	$2,161
Interest rate swaps (Level 2)	1,909	2,420
Contrail's redeemable non-controlling interest (Level 3)	$7,437	$7,972
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
The fair value of Contrail's redeemable non-controlling interest is based on a combination of market approach and income approach and is classified as Level 3 in the hierarchy. See Note 22.
The fair value measurements which use significant observable inputs (Level 3), changed due to the following (in thousands):

Contrail's Redeemable Non-Controlling Interest
Beginning Balance as of April 1, 2023	$7,972
Contribution from non-controlling member	—
Distribution to non-controlling member	(245)
Net income attributable to non-controlling interests	1,035
Fair value adjustment - Contrail (Note 22)	(1,325)
Ending Balance as of March 31, 2024	$7,437
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their fair values at March 31, 2024 and 2023.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company determines fair value of engine assets on lease or held for lease by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors such as current data from manufacturers as well as specific market sales. An impairment charge is recorded in the fiscal quarter in which the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of engine assets on lease or held for lease. As of March 31, 2024, as a result of our year-end valuation, we did not identify any impairment on our engine assets on lease or held for lease.

5.    INVENTORIES
Inventories consisted of the following (in thousands):

	Year Ended March 31,
	2024	2023
Overnight air cargo:
Finished goods	$893	$546
Ground equipment manufacturing:
Raw materials	5,171	4,589
Work in process	5,244	153
Finished goods	2,770	6,976
Corporate and other:
Raw materials	1,003	794
Finished goods	724	726
Commercial jet engines and parts:
Whole engines available for sale or tear-down	—	10,141
Parts	49,522	50,813
Total inventories	65,327	74,738
Reserves	(4,607)	(3,613)
Total inventories, net of reserves	$60,720	$71,125

A write-down of $1.2 million was recorded on the inventory of the commercial jet engines and parts segment during the fiscal year ended March 31, 2024. The write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2024, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

6.    LESSOR ARRANGEMENTS

Office leases

The Company, through its wholly owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. Our contractual obligations for offices currently on lease can include termination and renewal options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise. The Company depreciates the assets on a straight-line basis over the assets' useful life. Depreciation expense relating to office leases was $0.3 million for the fiscal years ended March 31, 2024 and 2023, respectively.

We recognized rental and other revenues related to operating lease payments of $1.6 million and $1.4 million, respectively, of which variable lease payments were $0.7 million and $0.6 million during the fiscal years ended March 31, 2024 and 2023, respectively. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of March 31, 2024:

Year ended March 31,
2025	$975
2026	927
2027	901
2028	761
2029	663
Thereafter	3,157
Total	$7,384

7.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Year Ended March 31,
	2024	2023
Furniture, fixtures and equipment	$7,060	$6,547
Leasehold improvements	7,656	7,666
Building	13,850	13,850
	28,566	28,063
Accumulated depreciation	(7,705)	(6,624)
Property and equipment, net	$20,861	$21,439

8.    INTANGIBLES
Intangibles consisted of the following (in thousands):

	Year Ended March 31,
	2024	2023
Purchased software	$582	$544
Internally developed software	3,657	3,672
In-place lease and other intangibles	1,094	1,094
Customer relationships	8,009	8,050
Patents	1,112	1,112
Other	1,502	1,782
	15,956	16,254
Accumulated amortization	(5,119)	(4,191)
	10,837	12,063
In-process software	141	40
Intangible assets, total	$10,978	$12,103
Based on the intangible assets recorded at March 31, 2024 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)	Amortization
2025	$1,187
2026	1,104
2027	1,029
2028	971
2029	964
Thereafter	5,582
$10,837

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
For the swaps related to Air T Term Note D and Contrail - Term Note G (prior to March 30, 2023), the effective portion of changes in the fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transactions affect earnings. The interest rate swaps are considered Level 2 fair value measurements. As of March 31, 2024 and March 31, 2023, the fair value of the interest-rate swap contracts was an asset of $1.9 million and $2.4 million, respectively, which is included within other assets in the consolidated balance sheets. During the years ended March 31, 2024 and 2023, the Company recorded a gain of approximately $20.0 thousand and $1.0 million, net of tax, respectively, in the consolidated statement of comprehensive income (loss) for changes in the fair value of the instruments. We estimate that $0.8 million of net unrealized gains related to the interest rate swaps included in accumulated other comprehensive (loss) income will be reclassified into earnings within the next twelve months.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the fiscal year ended March 31, 2024, the Company recorded $0.2 million gain and $0.4 million loss related to these derivative instruments. During the fiscal year ended March 31, 2023, the Company recorded no gain and $0.3 million loss related to these derivative instruments. These gains and losses are included within Corporate and other's operating expenses in the consolidated statement of income (loss).

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments-Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income (loss). The fair market value of marketable equity securities is determined based on quoted market prices in active markets. During the fiscal year ended March 31, 2024, the Company had a gross unrealized gain aggregating to $1.6 million and a gross unrealized loss aggregating to $2.1 million. During the fiscal year ended March 31, 2023, the Company had a gross unrealized gain aggregating to $0.5 million and a gross unrealized loss aggregating to $0.9 million. These unrealized gains and losses are included within Other income (loss) in the consolidated statement of income (loss).

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in thousands):

	Year Ended March 31,
	2024	2023
Net unrealized losses recognized during the period on equity securities	$(453)	$(389)
Less: Net gains recognized during the period on equity securities sold during the period	20	—
Net unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(473)	$(389)

10.    EQUITY METHOD INVESTMENTS
The Company’s investment in Lendway, formerly Insignia, is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 to pivot the business towards specialty agricultural finance. As of March 31, 2024, the number of Lendway's shares owned by the Company was 0.5 million, representing approximately 28% of the outstanding shares. During the fiscal year ended March 31, 2024, the Company's share of Lendway's net income for the twelve months ended December 31, 2023 was $0.7 million. As of March 31, 2024, the Company's net investment basis in Lendway is $2.3 million.
The Company's 20.1% investment in CCI is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. For the fiscal year ended March 31, 2024, the Company recorded income of $1.1 million as its share of CCI's net income for the twelve months ended December 31, 2023, along with a basis difference adjustment of $50.0 thousand. The Company's net investment basis in CCI is $3.7 million as of March 31, 2024.
Summarized audited financial information for the Company's equity method investees for the twelve months ended December 31, 2023 and December 31, 2022 are as follows (in thousands):

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Revenue	$161,297	$146,399
Gross Profit	18,329	20,668
Operating income	6,643	16,631
Net income	7,849	14,256
Net income attributable to Air T, Inc. stockholders	$1,750	$2,473

11.     ACCRUED EXPENSES

	Year ended March 31,
(In thousands)	2024	2023

Salaries, wages and related items	$5,296	$4,748
Profit sharing and bonus	2,335	1,672
Other deposits	1,403	2,560
Deferred income	2,956	2,440
Other	3,521	1,713
Total	$15,511	$13,133

12.    LESSEE ARRANGEMENTS
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

The components of lease cost for the fiscal years ended March 31, 2024 and 2023 are as follows (in thousands):

	Twelve Months Ended March 31, 2024	Twelve Months Ended March 31, 2023
Operating lease cost	$2,587	$2,078
Short-term lease cost	873	730
Variable lease cost	828	625
Total lease cost	$4,288	$3,433
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of March 31, 2024 and 2023 were as follows (in thousands):

	March 31, 2024	March 31, 2023
Operating leases
Operating lease ROU assets	$11,376	$11,666
Operating lease liabilities	$12,276	$12,435

Weighted-average remaining lease term
Operating leases	12 years, 1 month	12 years, 10 months

Weighted-average discount rate
Operating leases	5.09%	4.95%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the fiscal year ended March 31, 2024 are as follows (in thousands):

Operating Leases
2025	$2,336
2026	2,122
2027	1,974
2028	1,433
2029	748
Thereafter	8,227
Total undiscounted lease payments	16,840
Interest	(3,707)
Discount	(857)
Total lease liabilities	$12,276

13.    FINANCING ARRANGEMENTS
Borrowings of the Company and its subsidiaries are summarized below at March 31, 2024 and March 31, 2023, respectively.

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

On June 23, 2023, the Company and MBT entered into amendments to the Credit Agreement with MBT and related promissory note. The amendments extended the maturity date of the credit facility to August 31, 2024 and include the following changes:

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

On February 22, 2024 the Company, along with AAM 24-1, LLC, entered into a Note Purchase Agreement with Honeywell pursuant to which AAM 24-1 agreed to issue and sell 8.5% senior secured notes in the aggregate principal amount of $15.0 million for an aggregate purchase price of $14.9 million. The notes bear an annual interest rate of 8.5% which is computed on the basis of a 30/360-day year and actual days elapsed and is payable semi-annually in arrears. The maturity date of the notes is February 22, 2031. A continuing first priority lien and security interest in and to all of the Company’s right, title and interest in all of the capital stock of AAM 24-1 was created in favor of Honeywell, as collateral for the repayment of the notes. In addition, 160,000 newly-issued shares of TruPs held by AAM 24-1 are also separately pledged to Honeywell.

On March 28, 2024, Contrail entered into Supplement #10 to the Master Loan Agreement with Old National Bank dated June 24, 2019 and Term Loan I. Term Loan I is a multiple advance term loan in the principal amount of $10.0 million and is secured by a first lien on three engines and other identified collateral recently purchased by Contrail. The loan requires Contrail to disassemble the collateral and place it in Contrail's inventory. The loan bears a monthly variable interest rate at the 30 Day Term SOFR + 3.11%. The loan requires 18 monthly payments of interest until the loan maturity date of September 20, 2025. Principal reduction payments are due monthly in an amount equal to 100% of the amount of the gross sales proceeds collected that are derived from any of the engines or other specific collateral listed in the security agreement sold during the prior month. In addition to the first lien noted above, the loan is also secured by the current $2.0 million limited guarantees of the Company and Joe Kuhn. The loan may be prepaid without penalty and includes a quarterly rolling cash flow coverage ratio covenant, a tangible net worth covenant and monthly sales reporting. The loan was fully drawn at closing and the funds were used to prepay the principal balance on Contrail’s existing Main Street Loan (Term Loan G) by $10.0 million.

The Revolver - MBT has no outstanding balance as of March 31, 2024 and matures on August 31, 2024. We are currently seeking to refinance the Revolver - MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

The following table provides certain information about the current financing arrangements of the Company's and its subsidiaries as of March 31, 2024 and 2023:

(In Thousands)	March 31, 2024	March 31, 2023	Maturity Date	Interest Rate	Unused commitments as of March 31, 2024
Air T Debt
Revolver - MBT	$—	$8,742	8/31/2024	SOFR + range of 2.25% - 3.25%	$17,000
Term Note A - MBT	6,955	7,762	8/31/2031	3.42%
Term Note B - MBT	2,456	2,740	8/31/2031	3.42%
Term Note D - MBT	1,271	1,338	1/1/2028	1-month LIBOR + 2.00%
Term Note E - MBT	—	800	6/25/2025	Greater of LIBOR + 1.50% or 2.50%
Term Note F - MBT	783	983	1/31/2028	Greater of 6.00% or Prime + 1.00%
Debt - Trust Preferred Securities	34,214	25,598	6/7/2049	8.00%
Total	45,679	47,963

AirCo 1 Debt
Term Loan - Park State Bank ("PSB")	5,434	6,393	12/11/2025	3-month SOFR + 3.26%
Total	5,434	6,393

Jet Yard Debt
Term Loan - MBT	1,749	1,844	8/31/2031	4.14%
Total	1,749	1,844

Contrail Debt
Revolver - ONB	3,476	12,441	11/24/2025	1-month SOFR + 3.56%	21,524
Term Loan G - ONB	14,918	38,180	11/24/2025	1-month SOFR + 3.11%
Term Note I - ONB	10,000	—	9/28/2025	1-month SOFR + 3.11%
Total	28,394	50,621

Delphax Solutions Debt
Canadian Emergency Business Account Loan	—	30	12/31/2025	5.00%
Total	—	30

Wolfe Lake Debt
Term Loan - Bridgewater	9,327	9,586	12/2/2031	3.65%
Total	9,327	9,586

Air T Acquisition 22.1
Term Loan - Bridgewater	4,000	4,500	2/8/2027	4.00%
Term Loan A - ING	1,946	2,610	2/1/2027	3.50%
Term Loan B - ING	1,081	1,088	5/1/2027	4.00%
Total	7,027	8,198

WASI Debt
Promissory Note - Seller's Note	849	1,279	1/1/2026	6.00%
Total	849	1,279

AAM 24-1 Debt
Promissory Notes - Honeywell	15,000	—	2/22/2031	8.50%
Total	15,000	—

Total Debt	113,459	125,914

Unamortized Premiums and Debt Issuance Costs	(533)	(829)
Total Debt, net	$112,926	$125,085
Fiscal 2024's weighted average interest rate on short term borrowings outstanding was 8.88% . The weighted average interest rate on short term borrowings outstanding as of March 31, 2023 was 7.77%.
The Company's Credit Agreement with MBT and the Contrail revolving credit facility contain affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. On June 24, 2024, we obtained a waiver letter from MBT that waives two outstanding events of default. This Letter provides a one-time waiver for defaults resulting from our inability to meet the debt service coverage ratio as of March 31, 2024 and our failure to submit unaudited financial statements within 45 days following the quarter ending on that date. Based on the Letter, we are no longer in default of the Company's Credit Agreement with MBT.
The Promissory Notes - Honeywell also contain affirmative and negative covenants, including covenants on the utilization of loan proceeds, TruPs dividends, distributions from AAM 24-1's investments and other reporting requirements.

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
At March 31, 2024, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Fiscal year ended	Amount
2025	$14,358
2026	26,229
2027	5,535
2028	4,009
2029	1,738
Thereafter	61,590
113,459
Unamortized Premiums and Debt Issuance Costs	(533)
$112,926
The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.
Fair Value of Debts - As of March 31, 2024 and 2023, the carrying amounts reported in the consolidated balance sheets for the Company’s debt instruments approximate the fair values. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debts.
Interest Expense, net - The components of net interest expense during the years ended March 31, 2024 and March 31, 2023 are as follows (in thousands):

	March 31, 2024	March 31, 2023
Contractual interest	$6,684	$7,932
Amortization of deferred financing costs	324	331
Interest income	(92)	(328)
Total	$6,916	$7,935

14.    RELATED PARTY MATTERS
Contrail leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a limited liability company whose membership interests are owned by Mr. Joseph Kuhn, Contrail's Chief Executive Officer and Mrs. Miriam Cohen-Kuhn, Contrail's Chief Financial Officer, equally. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of approximately $0.2 million to Cohen Kuhn Properties, LLC pursuant to such lease during the period from April 1, 2023 through March 31, 2024. This lease expires on July 17, 2026. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.
Gary S. Kohler, a director of the Company, entered into an employment agreement with Blue Clay Capital Management, a wholly-owned subsidiary of the Company in the Corporate and other segment, to serve as its Chief Investment Officer in return for an annual salary of $51.5 thousand plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses.
Nick Swenson, CEO of the Company, along with his affiliates (other than the Company), successors and assignees, are the majority shareholders of CCI. As of March 31, 2024, Mr. Swenson and his affiliates (other than the Company), successors and assignees owned 70.1% of ownership interests in CCI. Under the VIE model, Mr. Swenson and his affiliates (other than the Company), successors and assignees are the primary beneficiaries of CCI due to the high extent of his ownership relative to other shareholders of CCI, and the lack of shared power between Mr. Swenson and the Company ("the related party group") to direct the activities of CCI that most significantly impact CCI’s economic performance.
Air T Acquisition 22.1's term loan with Bridgewater is secured by a first lien on all of the assets of the subsidiary, a pledge of $5.0 million, 8.0% TruPs, and a personal guaranty of the Company’s Chairman, President and Chief Executive Officer Nick Swenson.
Air T engages Fox Lake Capital, LLC ("FLC") to perform certain consulting and brokerage services for the Company. Dan Philp, an employee of Air T, is the CEO of FLC. During the fiscal year ended March 31, 2024, the Company has paid approximately $0.5 million to FLC to compensate for services rendered.

15.    EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS
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
Air T's 2012 Stock Option Plan
No options were granted under Air T, Inc.’s 2012 Stock Option Plan during the fiscal years ended March 31, 2024 and 2023. No stock-based compensation expense with respect to this plan was recognized for the year ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was no unrecognized compensation expense related to the Air T's 2012 stock options.
In Fiscal 2024, 3,750 options were exercised under the Air T's 2012 Stock Option Plan at $7.04 per share, which was disclosed within our consolidated statement of equity. No unexpired options remain outstanding under this plan as of March 31, 2024 and the Plan terminated in 2022.
Options activity during the fiscal years ended March 31, 2023 and 2024 is summarized below (in thousands, except for shares):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	11,250	$6.61	1.07	$182,000
Granted	—	—
Exercised	(3,750)	5.75
Forfeited	—	—
Repurchased	—	—
Outstanding at March 31, 2023	7,500	7.04	0.40	135,000
Granted
Exercised	(3,750)	7.04
Forfeited	(3,750)	7.04
Repurchased
Outstanding at March 31, 2024	—	—	0.00	—
Exercisable at March 31, 2024	—	$—	0.00	$—
Air T's 2020 Omnibus Stock and Incentive Plan
On December 29, 2020, the Company’s Board of Directors unanimously approved the 2020 Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Among other instruments, the Plan permits the Company to grant stock option awards. Through March 31, 2024, options to purchase up to 326,000 shares have been granted under the Plan. The options vest annually over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point. On the preceding two vesting dates, June 30, 2023 and June 30, 2022, a total of 65,200 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. Therefore, as of March 31, 2024, the remaining number of unvested options is 260,800 shares.
The Company used the Black-Scholes option pricing model to value stock options granted under the Air T's 2020 Omnibus Stock and Incentive Plan and determined the grant date's fair value was $1.3 million. The key assumptions used in the Plan's Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.94%
Expected dividend yield	—
Expected term	10 years
Expected volatility	44.29%

We do not anticipate significant forfeitures and elected to account for forfeitures as they occur. During fiscal years ended March 31, 2024 and 2023, total compensation cost recognized under the Plan was $0.1 million and $0.3 million, respectively. The unrecognized compensation cost related to nonvested awards is $0.5 million, which is expected to be recognized over a weighted average period of 7.25 years.

16.    REVENUE RECOGNITION
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
The following is a description of the Company’s performance obligations as of March 31, 2024:

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

The following table summarizes disaggregated revenues by type (in thousands):

	Year Ended March 31, 2024	Year Ended March 31, 2023
Product Sales
Overnight air cargo	$39,302	$29,493
Ground equipment sales	36,127	47,100
Commercial jet engines and parts	114,049	89,700
Corporate and other	1,123	266
Support Services
Overnight air cargo	76,107	60,857
Ground equipment sales	533	587
Commercial jet engines and parts	10,727	9,539
Corporate and other	5,411	4,328
Leasing Revenue
Overnight air cargo	—	—
Ground equipment sales	49	154
Commercial jet engines and parts	64	2,365
Corporate and other	1,624	1,582
Other
Overnight air cargo	137	193
Ground equipment sales	459	644
Commercial jet engines and parts	695	133
Corporate and other	427	382

Total	$286,834	$247,323

See Note 19 for the Company's disaggregated revenues by geographic region and Note 20 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs
Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2023 and March 31, 2024 and the amount of contract liabilities that were recognized as revenue during the year ended March 31, 2024 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities Recognized as Revenue
As of March 31, 2024	$4,359
As of April 1, 2023	$5,000
For the Year ended March 31, 2024		$(4,519)

17.    EMPLOYEE BENEFITS
The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(e) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the fiscal years ended March 31, 2024 and 2023 was approximately $0.9 million and $0.7 million, respectively, and was recorded in the consolidated statements of income (loss).
The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2024 and 2023 was approximately $2.2 million and $2.4 million, respectively, and was recorded in general and administrative expenses in the consolidated statements of income (loss).

18.    INCOME TAXES

Loss from continuing operations before income taxes as shown in the Consolidated Statements of Income (Loss) consists of the following:

	Year Ended March 31,
	2024	2023
Domestic	$(3,468)	$(10,566)
Foreign	(487)	(787)
Total	$(3,955)	$(11,353)
Income tax expense (benefit) attributable to pretax loss from continuing operations consists of (in thousands):

	Year Ended March 31,
	2024	2023
Current:
Federal	$23	$46
State	(226)	150
Foreign	902	845
Total current	699	1,041
Deferred:
Federal	126	29
State	(13)	(442)
Foreign	(83)	(196)
Total deferred	30	(609)

Total	$729	$432

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to pretax loss from continuing operations as follows (in thousands):

	Year Ended March 31,
	2024		2023
Expected Federal income tax benefit U.S. statutory rate	$(831)	21.0%	$(2,384)	21.0%
Foreign rate differential	399	-10.1%	(25)	0.2%
State income taxes, net of federal benefit	(125)	3.2%	(558)	4.9%
Micro-captive insurance benefit	(306)	7.7%	(274)	2.4%
Change in valuation allowance	1,909	-48.3%	3,149	-27.7%
Income attributable to minority interest - Contrail	(217)	5.5%	190	-1.7%
Other differences, net	(100)	2.5%	334	-2.9%
Income tax expense	$729	-18.5%	$432	-3.8%

The Company did not record any liabilities for uncertain tax positions for the fiscal years ended March 31, 2024 and March 31, 2023.

The Tax Cuts and Jobs Act (the "Tax Act") provides for a territorial tax system, that includes the global intangible low-taxed income (“GILTI”) provision beginning in 2018. The GILTI provisions require us to include in our U.S. income tax return certain current year foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. There was no GILTI inclusion for the fiscal years ended March 31, 2024 and March 31, 2023.

The Company (exclusive of Delphax which has a full valuation allowance) has federal gross operating losses of $8.4 million and state gross operating losses of $13.7 million, and foreign gross operating losses of $8.2 million at March 31, 2024. These net operating losses will begin to expire in tax year 2031. The Company has foreign tax credits of $0.7 million that will begin to expire in tax year 2029.

Deferred tax assets and liabilities were comprised of the following (in thousands):

	Year Ended March 31,
	2024	2023
Net operating loss & attribute carryforwards	$9,414	$5,968
Unrealized losses on investments	1,055	1,740
Inventory reserve	1,041	851
Accrued vacation	449	421
Foreign tax credit	650	391
Investment in partnerships	—	1,723
Lease liabilities	2,913	3,000
Other deferred tax assets	792	374
Total deferred tax assets	16,314	14,468
Property and equipment	(1,735)	(1,804)
Right-of-use assets	(2,703)	(2,815)
Capital gain deferment	(1,763)	(1,799)
Foreign intangible assets	(2,089)	(2,159)
Other deferred tax liabilities	(498)	(301)
Total deferred tax liabilities	(8,788)	(8,878)

Net deferred tax assets	7,526	5,590

Less valuation allowance	(9,973)	(8,007)

Net deferred tax liabilities	$(2,447)	$(2,417)
The Company is not asserting indefinite reinvestment with regards to foreign earnings in the Netherlands. The Company has not recorded deferred taxes associated with these undistributed earnings as the impact of any future distribution will not have a material tax impact. The Company continues to assert that it will permanently reinvest all other foreign earnings, including basis differences of all the Company's foreign subsidiaries. As a result of its permanent reinvestment assertion, the Company has not recorded deferred taxes related to its foreign subsidiaries under the indefinite exception. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
Valuation Allowance

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2024, a valuation allowance of $10.0 million (inclusive of the Delphax entities’ valuation allowances that were discussed above) has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum tax. Several jurisdictions in which the Company operates have enacted laws effective January 1, 2024, consistent with the OECD's framework. While details around the global minimum tax in each jurisdiction are uncertain, the Company does not anticipate being subject to the global minimum tax in the upcoming fiscal year.
Delphax

Effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 67%, Delphax is required to continue filing a separate United States corporate tax return.

Delphax maintains a September 30 fiscal year end, and the returns for the fiscal years ended September 30, 2023 have not been filed. The gross deferred tax balances related to Delphax includes federal and state loss carryforwards of $8.5 million and $1.7 million, respectively. The net operating losses expire in varying amounts beginning in the tax year 2027.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for Delphax's tax attributes, the Company has established a full valuation allowance of $1.8 million at March 31, 2024, and $1.9 million at March 31, 2023. The cumulative tax losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against Delphax’s net deferred tax assets.

19.    GEOGRAPHICAL INFORMATION
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2024 and March 31, 2023 (in thousands):

	March 31, 2024	March 31, 2023
United States	$20,807	$21,433
Foreign	306	89
Total tangible long-lived assets, net	$21,113	$21,522
The Company’s tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent primarily assets on lease at March 31, 2024. The net book value located within each individual country at March 31, 2024 is listed below (in thousands):

Country	March 31, 2024	March 31, 2023
Thailand	$252	$—
Other	54	89
Total tangible long-lived assets, net	$306	$89
Total revenue, located in the United States, and outside the United States is summarized in the following table as of March 31, 2024 and March 31, 2023 (in thousands):

	March 31, 2024	March 31, 2023
United States	$246,626	$199,572
Foreign	40,208	47,751
Total revenue	$286,834	$247,323

20.    SEGMENT INFORMATION
The Company has four reportable segments: overnight air cargo, ground equipment sales, commercial jet engine and parts, and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Year Ended March 31,
	2024	2023
Operating Revenues:
Overnight Air Cargo:
Domestic	$114,809	$90,370
International	737	173
Total Overnight Air Cargo	115,546	90,543
Ground Equipment Sales:
Domestic	32,677	38,652
International	4,491	9,833
Total Ground Equipment Sales	37,168	48,485
Commercial Jet Engines and Parts:
Domestic	95,210	67,599
International	30,325	34,138
Total Commercial Jet Engines and Parts	125,535	101,737
Corporate and Other:
Domestic	3,930	2,952
International	4,655	3,606
Total Corporate and Other	8,585	6,558
Total	286,834	247,323

Operating Income (Loss):
Overnight Air Cargo	6,765	4,047
Ground Equipment Sales	(1,553)	3,141
Commercial Jet Engines and Parts	4,169	(957)
Corporate and Other	(8,117)	(10,638)
Total	1,264	(4,407)

Capital Expenditures:
Overnight Air Cargo	535	307
Ground Equipment Sales	131	35
Commercial Jet Engines and Parts	238	572
Corporate and Other	172	293
Total	1,076	1,207

Depreciation and Amortization:
Overnight Air Cargo	366	115
Ground Equipment Sales	144	164
Commercial Jet Engines and Parts	756	2,382
Corporate and Other	1,532	1,501
Total	$2,798	$4,162

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA for the fiscal years ended March 31, 2024 and 2023 (in thousands):

	Fiscal year 2024	Fiscal year 2023
Operating income (loss) from continuing operations	1,264	(4,407)
Depreciation and amortization (excluding leased engines depreciation)	2,798	2,525
Asset impairment, restructuring or impairment charges	1,195	7,840
Loss on sale of property and equipment	18	8
TruPs issuance expenses	347	63
Adjusted EBITDA	$5,622	$6,029

21.    EARNINGS PER COMMON SHARE
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
The computation of earnings per common share is as follows (in thousands, except per share data):

	Year Ended March 31,
	2024	2023
Net Loss	$(4,684)	$(11,785)
Net income attributable to non-controlling interests	(2,135)	(510)
Net loss attributable to Air T, Inc. Stockholders	(6,819)	(12,295)

Loss per share:
Basic	$(2.42)	$(4.32)
Diluted	$(2.42)	$(4.32)
Antidilutive shares excluded from computation of loss per share	—	5

Weighted Average Shares Outstanding:
Basic	2,816	2,847
Diluted	2,816	2,847

22.     COMMITMENTS AND CONTINGENCIES

Contrail Put/Call Option
Contrail entered into an Operating Agreement in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller of Contrail. The Contrail Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. The Company has presented this redeemable non-controlling interest in Contrail between the liabilities and equity sections of the accompanying consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Contrail RNCI is a Level 3 fair value measurement that is valued at $7.4 million as of March 31, 2024. The change in the redemption value compared to March 31, 2023 is a decrease of $0.5 million. The decrease was driven by $1.3 million of the net change in fair value and $0.2 million of distributions, offset by $1.0 million of net income attributable to the non-controlling interest. After March 31, 2024 and before the financial statements were issued, Contrail redeemed 16% of the 21% of the Seller's interest for consideration consisting of a promissory note and an earnout. Immediately following the redemption transaction, the Put/Call Option in the Operating Agreement was amended so that the remaining 5% interest in Contrail will be redeemable based on an amount other than fair value. Refer to Note 25, Subsequent Events, for additional details on the transaction.

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

CAM has two classes of equity interests: 1) common interests and 2) investor interests. Neither interest votes as the entity is operated by a Board of Directors. The common interests of CAM relate to its Asset Management Function. The investor interests of CAM relate to the Company’s and MRC's investments through CAM into CJVII (the Investment Function) and ultimately into the individual CJVII Series. With regard to CAM’s common interests, the Company currently owns 90% of the economic common interests in CAM, and MRC owns the remaining 10%. MRC invested $1.0 million directly into CAM in exchange for 10% of the common interests. For the Asset Management Function, CAM receives origination fees, management fees, consignment fees (where applicable) and a carried interest from the direct investors into each CJVII Series. Such fee income and carried interest will be distributed to the Company and MRC in proportion to their respective common interests.

For its Investment Function, CAM’s initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. As of March 31, 2023, Air T fulfilled its Investment Function initial commitment to CAM.

Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of March 31, 2024, for its Investment Function, the Company has contributed $10.6 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series.

The Company determined that CAM is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not control CAM’s Board of Directors, which has the power to direct the activities that most significantly impact the economic performance of CAM. Accordingly, the Company does not consolidate CAM and has determined to account for this investment using equity method accounting. As of March 31, 2024, the Company's net investment basis in CAM is $7.4 million.

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

The Company has presented this redeemable non-controlling interest in Shanwick between the liabilities and equity sections of the accompanying consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests. The Shanwick RNCI's estimated redemption value is $5.5 million as of March 31, 2024, which was comprised of the following (in thousands):

Shanwick's Redeemable Non-Controlling Interest
Beginning Balance as of April 1, 2023	$4,738
Contribution from non-controlling members	—
Distribution to non-controlling members	(326)
Net income attributable to non-controlling interests	419
Redemption value adjustments	709
Ending Balance as of March 31, 2024	$5,540
23.    GUARANTEES

Financial Guarantees
Our financial guarantees consist of debt obligations of certain CJVII Series. Expiration dates vary through 2028, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the series to fulfill its obligation covered by the guarantee. We are entitled to recover from amounts paid by us under the guarantees by other unrelated institutional investment partners ("CJVII Series investors"), up to their pro rata ownership of the CJVII Series. The maximum potential payments for financial guarantees was $13.6 million as of March 31, 2023. In February 2024, the Company was released of its obligations from these financial guarantees. As a result, the maximum potential payments for financial guarantees was $0 as of March 31, 2024.

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

The maximum potential payments for nonfinancial guarantees may vary over time given changing circumstances related to the underlying asset. The maximum potential payments for nonfinancial guarantees were $10.1 million and $4.0 million at March 31, 2024 and March 31, 2023, respectively. The carrying value of recorded liabilities related to nonfinancial guarantees was $0 at both March 31, 2024 and March 31, 2023.

24.    SHARES REPURCHASE

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the year ended March 31, 2024, the Company repurchased 48,729 shares at an aggregate cost of $0.9 million, in which all were recorded as treasury shares. The Company has a total of 256,850 treasury shares as of March 31, 2024.

On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate (subject to certain thresholds being met) that was applicable to the Company beginning Fiscal 2024, a 1% excise tax on share repurchases made after December 31, 2022 (subject to certain thresholds being met), and created and extended certain tax-related energy incentives. The Company does not currently expect that the tax-related provisions of the IRA will have a material impact on its consolidated financial statements.

As a result of the IRA's enactment into law, the Company is now subject to a 1% excise tax on share repurchases, effective for share repurchases made after December 31, 2022. This excise tax may be reduced for the value of certain share issuances. The excise tax incurred in connection with the Company's stock repurchases during Fiscal 2024 was not material.

25.    SUBSEQUENT EVENTS

Contrail RNCI Redemption
On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the “Redemption Agreement”) with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount. Interest accrues on the principal amount at an annual rate equal to the 10 year Treasury bond yield, adjusted on each anniversary date of the note, plus 3.75%, compounded monthly. The promissory note consists of a 12 month interest only period commencing on May 1, 2024, followed by a three year amortization period for the remaining balance of the note. Under the Redemption Agreement, the Seller is also entitled to an annual earnout payment equal to 9.14% of Contrail’s adjusted EBITDA over $7.0 million in each fiscal year beginning March 31, 2025 and through March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate earnout payments annually within 30 days following completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. Similar to payments under the note, earnout payments are subordinated and subject to the payment in full of all then outstanding senior debt and no earnout payment may be made if such payment causes or would cause a loan default or if a loan default exists. In such case, any earnout payments would be deferred until Contrail is no longer reasonably at risk of a loan default or has been authorized by the lender to resume payments. Any deferred earnout payment will accrue interest at a rate equal to the note rate.

In connection with the Redemption Agreement, the parties agreed to certain technical amendments to the First Amended and Restated Operating Agreement of Contrail and entered into a new Put and Call Agreement with respect to the remaining 5% interest in Contrail held by the Seller. Pursuant to the new Put and Call Agreement, commencing April 1, 2026 and at any time thereafter, either Contrail or the Seller has the option to elect by written notice to purchase or sell all of the remaining 5% interest in Contrail held by the Seller. The purchase price for the 5% interest is equal to 5% of the Contrail Equity Value, which is defined as an amount equal to nine times the average Adjusted EBITDA of Contrail’s most recent three completed fiscal years at the time an option notice is delivered. The purchase price for the 5% interest is to be paid in equal quarterly installments over a three-year period, together with interest at the then current ten-year Treasury bond yield plus 2.5%, adjusted annually.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A.    Controls and Procedures.
Disclosure Controls
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2024. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2024, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. GAAP.
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
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2024 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non Rule10b5-1 trading arrangement during the Company's three months ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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
In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2024. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for filing with the Securities and Exchange Commission.
June 26, 2024
AUDIT COMMITTEE
Travis Swenson, Chair
Peter McClung
Ray Cabillot
Jamie Thingelstad
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
Equity Compensation Plan Information
The following table provides information as of March 31, 2024, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders:
Air T 2012 Stock Option Plan	—	N/A	—
Air T 2020 Omnibus Stock Option Plan	260,800	N/A	94,000

Equity compensation plans not approved by security holders:	—	—	—
Total	260,800	N/A	94,000

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
Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
a.The following are incorporated herein by reference in Item 8 of Part II of this report:
(i)Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
(ii)Consolidated Balance Sheets as of March 31, 2024 and 2023.
(iii)Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended March 31, 2024 and 2023.
(iv)Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2024 and 2023.
(v)Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023.
(vi)Notes to Consolidated Financial Statements.
2.    Exhibits

No.	Description
1.1	Form of Agreement as to Expenses (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated June 13, 2019 (Registration Number 001-35476)).

1.2
Amendment No. 1 to Agreement as to Expenses and Liabilities, incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form S-1 filed August 23, 2023 (Commission File No. 001-35476).

3.1
Restated Certificate of Incorporation dated October 30, 2001, Certificate of Amendment to Certificate of Incorporation dated September 25, 2008, Certificate of Designation dated March 26, 2012, and Certificate of Designation dated December 15, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014 (Commission File No. 001-35476)

3.2
Certificate of Amendment to Restated Certificate of Incorporation For Issuance of Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed June 27,2022 (Commission File No. 001-35476)).

3.3
Certificate of Amendment to Restated Certificate of Incorporation as to Officer Exculpation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 24, 2023 (Commission File No. 001-35476))

3.4
Second Amended and Restated By-Laws of Air T, Inc. approved March 21, 2024, incorporated by reference to Exhibit 3.1 to the Company's Current report on Form 8-K filed March 27, 2024 (Commission File No. 001-35476).

4.1	Interim Trust Agreement, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 filed November 20, 2018 (Registration Number 333-228485)

4.2
Certificate of Interim Trust dated September 28, 2018, incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1 dated November 20, 2018 (Registration Number 333-228485)

4.3
Second Amended and Restated Trust Agreement dated as of June 23, 2021, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

4.4
First Amendment to the Second Amended and Restated Trust Agreement of Air T Funding dated as of January 28, 2022, incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form S-1 filed August 23, 2023 (Commission File No. 001-35476).

4.5
Second Amendment to the Air T Funding Amended and Restated Trust Agreement dated as of March 3, 2021, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 5, 2021 (Commission File No. 001-35476)

4.6	Description of Registered Securities, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022

4.7
Specimen Common Stock Certificate of Air T, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Amended Registration Statement on Form S-1/A dated January 22, 2019 (Registration Number 333-228485)

4.8	Form of Capital Securities Certificate of Air T Funding, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.9	Capital Securities Guarantee dated as of June 10, 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 13, 2019 (Commission File No. 001-35476)

4.10
Common Securities Certificate of Air T Funding issued to Air T, Inc. dated as of June 10, 2019, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.11
Amendment to Capital Securities Guarantee Agreement, effective as of March 31, 2021, dated as of March 31, 2021, by and between Air T, Inc. and Delaware Trust Company incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2021 (Commission File Nos. 001-35476 and 001-38928)

4.12	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.13	Supplemental Indenture dated as of March 3, 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 5, 2021 (Commission File No. 001-35476)

4.14	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

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

10.13
Form of Amended and Restated Revolving Credit Note in the principal amount of $17,000,000 to Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.14
Amended and Restated Revolving Credit Agreement, in the principal amount of $17,000,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.15
Amended and Restated Revolving Credit Note of Air T, Inc. to Minnesota Bank & Trust in the amount of $17,000,000 dated August 31, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.16	Amended and Restated Revolving Credit Note of Air T, Inc. to Minnesota Bank & Trust dated as of June 23, 2023.

10.17
Form of Credit Agreement between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2017 (Commission File No. 001-35476)

10.18
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

10.21
Amendment No. 1 to Amended and Restated Credit Agreement, dated September 24, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.22
Form of Amendment No. 2 to Amended and Restated Credit Agreement, dated December 31, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)

10.23
Form of Second Amended and Restated Credit Agreement, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.24
Third Amended and Restated Credit Agreement between Air T, Inc. and Minnesota Bank & Trust dated as of August 31, 2021, without exhibits or schedules, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.25
Amendment No. 1 to Third Amended and Restated Credit Agreement by and between Air T, Inc, Jet Yard, LLC and Minnesota Bank & Trust dated June 9, 2022, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.26
Form of Amendment No. 2 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of January 31, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2023(Commission file No. 001-35476).

10.27	Form of Term Note F dated January 31, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 6, 2023 (Commission File No. 001-35476).

10.28	From of Amendment No. 3 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of June 23, 2023.

10.29	Form of Security Agreement, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 18, 2017 (Commission file No. 001-35476).

10.30
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.31
Amended and Restated Security Agreement by and amount Air T, Inc., the guarantors listed and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.32
Form of Air T, Inc. Term Note D in the principal amount of $1,680,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.33
Promissory Note and Business Loan Agreement executed as of March 7, 2018 between Contrail Aviation Support, LLC as Borrower, and Old National Bank as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2018) (Commission File No. 001-35476)

10.34
Form of Second Amended and Restated Promissory Note Revolving Note, dated January 24, 2020 in the principal amount of $40,000,000 to Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.35
Third Amended and Restated Promissory Note Revolving Note of Contrail Aviation Support, LLC to Old National Bank dated September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.36
Fourth Amended and Restated Promissory Note Revolving Note executed by Contrail Aviation Support, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.37
Form of Amended and Restated Guaranty in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.38
Amended and Restated Guaranty of various Air T subsidiaries in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.39	Guarantee Acknowledgment dated June 9, 2022, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.40
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.41
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.42
First Amendment to Master Loan Agreement, dated November 24, 2020 between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.43
Second Amendment to Master Loan Agreement, dated November 10,2022 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (Commission File No. 001-35476)

10.44
First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement, dated March 22, 2023 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 22, 2023) (Commission File No. 001-35476)

10.45
Fourth Amendment to Master Loan Agreement by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.46
Supplement #1 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank. incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.47
Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, and Old National Bank. incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.48
Form of First Amendment to Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.49
Form of Second Amendment to Supplement #2 to Master Loan Agreement, dated January 24, 2020 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.50
Form of Third Amendment to Supplement #2 to Master Loan Agreement with Exhibit A, dated September 25, 2020 by and between Contrail Aviation Support, LLC and Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020) (Commission File No. 001-35476)

10.51
Fourth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank effective September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.52
Fifth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.53
Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.54
Form of Air T, Inc. Amendment to Continuing Guaranty in favor of Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)

10.55
Supplement #8 to Master Loan Agreement dated November 24, 2020 between Borrowers Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Lender Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.56
First Amendment to Supplement #8 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.57
Supplement #9 to Master Loan Agreement dated June 24, 2019 by and between CAS and Old National Bank dated February 18, 2022, without exhibits, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.58
Fifth Amendment and Restated Promissory Note executed by Contrail Aviation Support, LLC in favor of Old National Bank effective September 5, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 5, 2023 (Commission File No. 001-35476).

10.59
Sixth Amendment to Supplement #2 to Master Loan Agreement by and between Contrail Aviation Support, LLC and Old National Bank effective September 5, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 5, 2023 (Commission File No. 001-35476).

10.60
Supplement #10 to Master Loan Agreement dated June 24, 2019 by and between CAS and Old National Bank dated March 28, 2024, without exhibits, incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed April 2, 2024 (Commission File No. 001-35476).

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

10.64
Term Note E, in the principal amount of $9,463,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.65
Amended and Restated Term Note E of Air T, Inc. in the principal amount of $3,655,819.22 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.66
“Jet Yard Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.67
Amended and Restated Collateral Account Agreement between Jet Yard, LLD and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.68
“Ambry Hill Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.103 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.69
Amended and Restated Collateral Account Agreement between Ambry Hill Technologies, LLC and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.70
$43,598,000 Promissory Note – Term Note G of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated November 24, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.71
Amended and Restated Promissory Note Term Note G executed by Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.72
Commercial Security Agreement of Contrail Aviation Support, LLC dated November 24, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.73
Term Loan Agreement for Mail Street Priority Loan Facility by and between Park State Bank and AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.74
Amendment to Main Street Priority Loan Facility Term Loan Agreement by and between AirCo 1, LLC and Park State Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.75
$6,200,000 Main Street Priority Loan Facility Term of AirCo 1, LLC in favor of Park State Bank dated December 11, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.76
Security Agreement of AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.77
Pledge Agreement by and between AirCo, LLC and Park State Bank dated as of December 11, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.78
Form of Contrail Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated May 5, 2021, by and among the Members listed therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)*

10.79
Aircraft dry lease and services agreement between FedEx and CSA Air, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.80
Aircraft dry lease and services agreement between FedEx and Mountain Air Cargo, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.81
Joinder to Security Agreement between Minnesota Bank & Trust and Air'Zona Aircraft Services, Inc. dated June 23, 2021, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.82
Joinder to Guaranty of Air'Zona Aircraft Services, Inc. in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.83
Joinder to Security Agreement between Minnesota Bank & Trust and Jet Yard Solutions, LLC dated June 23, 2021, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.84
Joinder to Guaranty of Jet Yard Solutions, LLC in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.85
Jet Yard Term Note in the principal amount of $2,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.86
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

10.88
Cooperation Agreement by and among Insignia Systems, Inc., Nicholas J. Swenson, Air T, Inc., Groveland Capital LLC; AO Partners I, L.P.; AO Partners, LLC and Glenhurst Co., dated October 11, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2021 (Commission File No. 001-35476)

10.89
Promissory Note with Bridgewater Bank dated December 2, 2021 in the principal amount of $9,900,000, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.90
Combination Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with Bridgewater Bank dated December 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.91
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.92
Schedule to the 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC, including Swap Transaction Confirmation dated January 7, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.93
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

10.94
Form of Loan Agreement between Air T Acquisition 22.1, LLC and Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.95
Form of Air T Acquisition 22.1, LLC $5,000,000 Promissory Note to Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.96
Form of Security Agreement from CAS to Old National Bank dated February 18, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.97	Form of Term Note F dated January 31, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 31, 2023 (Commission file No. 001-35476).

10.98	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 29, 2023 (Commission File No. 001-35476).

10.99	Press Release dated November 28, 2023, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 29, 2023 (Commission File No. 001-35476).

10.100
Note Purchase Agreement among Air T, Inc., AAM 24-1, LLC, Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Trust, dated February 22, 2024, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2024 (Commission file No. 001-35476).

10.101
Form of Senior Secured Promissory Note, dated February 22, 2024, incorporated in reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 26, 2024 (Commission file No. 001-35476).

10.102
Form of Promissory Note Term Note I in the principal amount of $10,000,000 from CAS to Old National Bank dated March 28, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 2, 2024 (Commission file No. 001-35476).

10.103
Form of Security Agreement from CAS to Old National Bank dated March 28, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 2, 2024 (Commission file No. 001-35476).

10.104
Form of Membership Interest Redemption and Earnout Agreement by and between Contrail Aviation Support, LLC and OCAS, Inc. executed May 30, 2024, without schedules, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.105
Form of Secured Subordinated Promissory Note between Contrail Aviation Support, LLC and OCAS, Inc., executed May 30, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.106
Form of Subordinated Security Agreement between Contrail Aviation Support, LLC and OCAS, Inc. executed May 30, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.107
Form of Second Amendment to First Amended and Restated Operating Agreement of Contrail Aviation Support, LLC executed May 30, 2024, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.108
Form of Put and Call Option Agreement by and between Contrail Aviation Support, LLC, OCAS, Inc. and Air T, Inc. executed May 30, 2024, without schedules, incorporated by reference to Exhibit 10.5 to the Company's Current Report Form 8-K filed on May 31, 2024 (Commission file No. 001-35476).

10.109
Exhibit A to Put Option Agreement (Secured Subordinated Promissory Note), incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.110
Exhibit B to Put Option Agreement (Secured Subordinated Security Agreement), incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

21.1	List of subsidiaries of the Company (filed herewith)

22.1	List of Issuers and Guarantors (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (filed herewith)

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

* Management compensatory plan or arrangement required to be filed as an exhibit to this report.
** Pursuant to SEC rules, certain information has been omitted from this exhibit as private or confidential.
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

AIR T, INC.

By:	/s/ Nick Swenson
	Nick Swenson, Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: June 26, 2024

By:	/s/ Brian Ochocki
	Brian Ochocki, Chief Financial Officer (Principal Financial Officer)	Date: June 26, 2024

By:	/s/ Raymond Cabillot
	Raymond Cabillot, Director	Date: June 26, 2024

By:	/s/ William R. Foudray
	William R. Foudray, Director	Date: June 26, 2024

By:	/s/ Gary S. Kohler
	Gary S. Kohler, Director	Date: June 26, 2024

By:	/ s/ Peter McClung
	Peter McClung, Director	Date: June 26, 2024

By:	/s/ Travis Swenson
	Travis Swenson, Director	Date: June 26, 2024

By:	/s/ Jamie Thingelstad
	Jamie Thingelstad, Director	Date: June 26, 2024