Form 10-Q
period 2024-06-30
AIR T INC
filed 2024-08-14
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11020 David Taylor Drive, Suite 305, Charlotte, North Carolina 28262
(Address of principal executive offices, including zip code)
(980) 595 – 2840
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRT	NASDAQ Capital Market
Alpha Income Preferred Securities (also referred to as 8% Cumulative Capital Securities) (“TruPs”)*	AIRTP	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at July 31, 2024	2,760,047

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended June 30,
	2024	2023
Operating Revenues:
Overnight air cargo	$30,383	$27,728
Ground equipment sales	7,354	11,787
Commercial jet engines and parts	26,250	29,846
Corporate and other	2,424	2,070
	66,411	71,431

Operating Expenses:
Overnight air cargo	25,709	23,712
Ground equipment sales	6,533	10,338
Commercial jet engines and parts	18,533	23,279
Corporate and other	841	892
General and administrative	14,612	11,862
Depreciation and amortization	760	690
	66,988	70,773

Operating (Loss) Income	(577)	658

Non-operating Income (Expense):
Interest expense	(1,946)	(1,808)
Income from equity method investments	1,923	691
Other	703	643
	680	(474)

Income before income taxes	103	184

Income Tax Expense	71	211

Net Income (Loss)	32	(27)

Net Income Attributable to Non-controlling Interests	(367)	(504)

Net Loss Attributable to Air T, Inc. Stockholders	$(335)	$(531)

Loss per share (Note 5)
Basic	$(0.12)	$(0.19)
Diluted	$(0.12)	$(0.19)

Weighted Average Shares Outstanding:
Basic	2,761	2,818
Diluted	2,761	2,818
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(In Thousands)	2024	2023
Net Income (Loss)	$32	$(27)
Foreign currency translation loss	(50)	(65)
Redemption of non-controlling interest	146	—
Unrealized gain on interest rate swaps	1	24
Reclassification of interest rate swaps into earnings	(203)	(192)
Total Other Comprehensive Loss	(106)	(233)
Total Comprehensive Loss	(74)	(260)
Comprehensive Income Attributable to Non-controlling Interests	(367)	(504)
Comprehensive Loss Attributable to Air T, Inc. Stockholders	$(441)	$(764)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except per share data)	June 30, 2024	March 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$7,815	$7,100
Restricted cash	890	743
Restricted investments	1,241	1,392
Accounts receivable, net of allowance for doubtful accounts of $1,447 and $1,420	22,833	22,911
Inventories, net	57,758	60,720
Prepaid expenses	2,353	2,351
Due from Contrail Asset Management, LLC (“CAM”) for expense reimbursements	3,164	3,093
Other current assets (includes $341 and $531 measured at fair value)	4,616	4,567
Total Current Assets	100,670	102,877

Assets on lease or held for lease, net of accumulated depreciation of $70 and $8	302	252
Property and equipment, net of accumulated depreciation of $8,071 and $7,705	20,808	20,861
Intangible assets, net of accumulated amortization of $5,409 and $5,119	10,657	10,978
Right-of-use ("ROU") assets	13,048	11,376
Equity method investments	16,030	16,653
Goodwill	10,503	10,540
Other assets (includes $1,670 and $1,909 measured at fair value)	3,468	3,630
Total Assets	175,486	177,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	14,003	15,072
Income tax payable	165	139
Accrued expenses and other (Note 3)	14,527	15,511
Current portion of long-term debt	15,902	14,358
Current portion of long-term debt - related party (Note 11)	226	—
Short-term lease liability	2,027	1,761
Total Current Liabilities	46,850	46,841

Long-term debt	96,127	98,568
Long-term debt - related party (Note 11)	4,344	—
Deferred income tax liabilities, net	2,447	2,447
Long-term lease liability	11,959	10,515
Other non-current liabilities	1,187	—
Total Liabilities	162,914	158,371

Redeemable non-controlling interest	7,404	12,976

Commitments and contingencies (Note 15)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,760,047 and 2,775,163 shares outstanding	758	758
Treasury stock, 270,198 shares at $19.47 and 256,850 shares at $19.31	(5,260)	(4,959)
Additional paid-in capital	876	859
Retained earnings	7,935	8,192
Accumulated other comprehensive loss	(186)	(80)
Total Air T, Inc. Stockholders' Equity	4,123	4,770
Non-controlling Interests	1,045	1,050
Total Equity	5,168	5,820
Total Liabilities and Equity	$175,486	$177,167
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	760	690
Income from equity method of investments	(1,923)	(691)
Inventory write-down	378	—
Other	264	479
Change in operating assets and liabilities:
Accounts receivable	50	(4,921)
Inventories	2,474	6,751
Accounts payable	(1,069)	131
Accrued expenses	(1,030)	1,424
Employee retention credit receivable	—	940
Other	177	(1,292)
Net cash provided by operating activities	113	3,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	—	(417)
Distribution from unconsolidated entities	2,324	854
Capital expenditures related to property & equipment	(339)	(404)
Other	23	(54)
Net cash provided by (used in) investing activities	2,008	(21)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	30,620	34,186
Payments on lines of credit	(29,092)	(36,820)
Payments on term loan	(2,519)	(1,261)
Other	(300)	(181)
Net cash used in financing activities	(1,291)	(4,076)
Effect of foreign currency exchange rates on cash and cash equivalents	32	(56)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	862	(669)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,843	7,090
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	8,705	6,421

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equipment in inventory transferred to assets on lease	112	—
Contingent earnout for Contrail Aviation Support, LLC ("Contrail") redeemed interest	1,104	—
Related-party note payable for Contrail redeemed interest	$4,570	$—

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820

Net loss*	—	—	—	—	—	(335)	—	(5)	(340)

Repurchase of common stock	—	—	13	(301)	—	—	—	—	(301)

Stock option forfeiture (Note 15)	—	—	—	—	(25)	—	—	—	(25)

Stock compensation expense	—	—	—	—	42	—	—	—	42

Foreign currency translation loss	—	—	—	—	—	—	(50)	—	(50)

Redemption of non-controlling interest	—	—	—	—		78	146	—	224

Unrealized gain on interest rate swaps	—	—	—	—	—	—	1	—	1

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(203)	—	(203)

Balance, June 30, 2024	3,030	$758	270	$(5,260)	$876	$7,935	$(186)	$1,045	$5,168

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

Net loss*	—	—	—	—	—	(531)	—	(9)	(540)

Repurchase of common stock	—	—	1	(15)	—	—	—	—	(15)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(65)	—	(65)

Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	—	134	—	—	134

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	24	—	24

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(192)	—	(192)

Balance, June 30, 2023	3,027	$757	209	$(4,098)	$807	$13,289	$583	$1,069	$12,407

*Excludes amount attributable to redeemable non-controlling interests in Contrail and Shanwick B.V. ("Shanwick")
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. The results of operations for the period ended June 30, 2024 are not necessarily indicative of the operating results for the full year.
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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended June 30,
	2024	2023
Product Sales
Overnight air cargo	$9,699	$9,171
Ground equipment sales	7,128	11,575
Commercial jet engines and parts	23,619	26,759
Corporate and other	248	335
Support Services
Overnight air cargo	20,658	18,550
Ground equipment sales	166	93
Commercial jet engines and parts	2,199	2,946
Corporate and other	1,541	1,255
Leasing Revenue
Overnight air cargo	—	—
Ground equipment sales	15	25
Commercial jet engines and parts	39	12
Corporate and other	464	387
Other
Overnight air cargo	26	7
Ground equipment sales	45	94
Commercial jet engines and parts	393	129
Corporate and other	171	93

Total	$66,411	$71,431
See Note 13 for the Company's disaggregated revenues by geographic region and Note 14 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2024 and June 30, 2024 and the amount of contract liabilities as of April 1, 2024 that were recognized as revenue during the three months ended June 30, 2024 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2024 Recognized as Revenue
As of June 30, 2024	$4,143
As of April 1, 2024	$4,359
For the three months ended June 30, 2024		$(1,981)

3.     Accrued Expenses and Other

(in thousands)	June 30, 2024	March 31, 2024

Salaries, wages and related items	$5,767	$5,296
Profit sharing and bonus	1,260	2,335
Other deposits	1,082	1,403
Deferred Income	3,061	2,956
Other	3,357	3,521
Total	$14,527	$15,511

4.    Income Taxes

During the three-month period ended June 30, 2024, the Company recorded $71.0 thousand in income tax expense at an effective tax rate ("ETR") of 68.9%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2024 were the valuation allowance related to the Company's U.S. consolidated group, Delphax Technologies, Inc. (“DTI”), Landing Gear Support Services PTE LTD (“LGSS”), Delphax Solutions, Inc. (“DSI”) and BCCM Advisors (Kenya) Limited (“BCCM Kenya”), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the three-month period ended June 30, 2023, the Company recorded $0.2 million in income tax expense at an ETR of 114.7%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2023 were the change in valuation allowance related to the Company’s U.S. consolidated group, DTI, LGSS, DSI, the estimated benefit for the exclusion of income for the Company's captive insurance company subsidiary ("SAIC") under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, and the foreign rate differentials for Air T’s operations located in the Netherlands, Puerto Rico, and Singapore.

5.    Net Earnings (Loss) Per Share
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
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended June 30,
	2024	2023
Net income (loss)	$32	$(27)
Net income attributable to non-controlling interests	(367)	(504)
Net loss attributable to Air T, Inc. Stockholders	$(335)	$(531)
Loss per share:
Basic	$(0.12)	$(0.19)
Diluted	$(0.12)	$(0.19)
Antidilutive shares excluded from computation of income (loss) per share	—	5

Weighted Average Shares Outstanding:
Basic	2,761	2,818
Diluted	2,761	2,818

6.    Intangible Assets and Goodwill
Intangible assets as of June 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$573	$(469)	$104
Internally developed software	3,633	(865)	2,768
In-place lease and other intangibles	1,094	(378)	716
Customer relationships	7,942	(1,561)	6,381
Patents	1,112	(1,110)	2
Other	1,524	(1,026)	498
	15,878	(5,409)	10,469
In-process software	188	—	188
Intangible assets, total	$16,066	$(5,409)	$10,657

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$582	$(452)	$130
Internally developed software	3,657	(790)	2,867
In-place lease and other intangibles	1,094	(348)	746
Customer relationships	8,009	(1,427)	6,582
Patents	1,112	(1,109)	3
Other	1,502	(993)	509
	15,956	(5,119)	10,837
In-process software	141	—	141
Intangible assets, total	$16,097	$(5,119)	$10,978
Based on the intangible assets recorded at June 30, 2024 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2025 (excluding the three months ended June 30, 2024)	$879
2026	1,098
2027	1,024
2028	966
2029	958
2030	954
Thereafter	4,590
$10,469
The carrying amount of goodwill as of June 30, 2024 and March 31, 2024 was $10.5 million. There was no impairment of goodwill during the three months ended June 30, 2024.

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
For the swap related to Air T Term Note D, the effective portion of changes in the fair value on this instrument is recorded in other comprehensive income (loss) and is reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transactions affect earnings. The changes in the fair value of the instruments during the three months ended June 30, 2024 and 2023 were not material. The interest rate swaps are considered Level 2 fair value measurements. As of June 30, 2024 and March 31, 2024, the fair value of these interest-rate swap contracts was an asset of $1.7 million and $1.9 million, respectively, which is included within other assets in the condensed consolidated balance sheets. We estimate that $0.8 million of net unrealized gains related to the interest rate swaps included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

The Company also invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets and are therefore, considered Level 1 fair value measurements. During the three months ended June 30, 2024, the Company had a gross unrealized gain in the fair value of marketable equity securities aggregating to $0.2 million and a gross unrealized loss aggregating to $0.3 million. During the three months ended June 30, 2023, the Company had a gross unrealized gain in the fair value of marketable securities aggregating to $0.5 million and a gross unrealized loss aggregating to $0.7 million. These unrealized gains and losses are included in other income (loss) on the condensed consolidated statement of income (loss). As of June 30, 2024 and March 31, 2024, the fair value of these marketable equity securities was an asset of $1.6 million and $1.9 million, respectively, which is included within restricted investments and other current assets in the condensed consolidated balance sheets.

8.    Equity Method Investments
The Company’s investment in Lendway, Inc. - NASDAQ: LDWY ("Lendway"), formerly Insignia Systems, Inc. ("Insignia"), is accounted for under the equity method of accounting. The Company elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 and pivoted the business towards specialty agricultural finance. On February 26, 2024, Lendway acquired Bloomia B.V. ("Bloomia"), marking its first investment in specialty agriculture and underscoring its strategy of targeting high-quality agricultural assets and enterprises. As of June 30, 2024, the Company owned 0.5 million Lendway shares, representing approximately 27.9% of Lendway's outstanding shares.
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment, with a basis difference decrease of $0.3 million. The Company recorded a basis difference adjustment of $12.0 thousand for the three months ended June 30, 2024.
CCI and Lendway's combined summarized unaudited financial information for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	March 31, 2024	March 31, 2023
Revenue	$45,757	$51,157
Gross Profit	6,006	7,803
Operating income	1,206	5,261
Net income	$1,102	$5,116
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
The Company determined that CAM is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not control CAM’s Board of Directors, which has the power to direct the activities that most significantly impact the economic performance of CAM. Accordingly, the Company does not consolidate CAM and has determined to account for this investment using equity method accounting. The Company accounts for its investment in CAM using the hypothetical liquidation at book value ("HLBV") method without a reporting lag. The HLBV method uses a balance sheet approach to capture changes in the Company's claim on CAM's net assets from a period-end hypothetical liquidation at book value. This approach provides a more accurate reflection of the Company's investment in CAM, compared to recording its proportionate share of income or loss.
CAM's summarized unaudited financial information, including both common interests and investor interests, for the three months ended June 30, 2024 and 2023 is as follows (in thousands):

	June 30, 2024	June 30, 2023
HLBV net assets	$27,051	$25,434
Contributions	—	457
Distributions	$1,613	$428
Investment balances for the Company's equity method investees as of June 30, 2024 and March 31, 2024 is as follows (in thousands):

Investment	June 30, 2024	March 31, 2024
Lendway	$2,049	$2,339
CCI	4,397	3,723
CAM	7,279	7,397
Other	2,305	3,194
Total	$16,030	$16,653
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, including basis difference adjustments, during the three months ended June 30, 2024 and 2023 is as follows (in thousands):

Investment	June 30, 2024	June 30, 2023
Lendway	$(290)	$446
CCI	674	683
CAM	1,495	(495)
Other	44	57
Total	$1,923	$691

9.    Inventories
Inventories consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Overnight air cargo:
Finished goods	$944	$893
Ground equipment manufacturing:
Raw materials	7,270	5,171
Work in process	3,377	5,244
Finished goods	4,285	2,770
Corporate and other:
Raw materials	1,074	1,003
Finished goods	724	724
Commercial jet engines and parts:
Parts	44,890	49,522
Total inventories	62,564	65,327
Reserves	(4,806)	(4,607)
Total inventories, net of reserves	$57,758	$60,720

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
The components of lease cost for the three months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating lease cost	$668	$683
Short-term lease cost	294	85
Variable lease cost	226	185
Total lease cost	$1,188	$953
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of June 30, 2024 and March 31, 2024 were as follows (in thousands):

	June 30, 2024	March 31, 2024
Operating leases
Operating lease ROU assets	$13,048	$11,376
Operating lease liabilities	$13,986	$12,276

Weighted-average remaining lease term
Operating leases	11 years	12 years, 1 month

Weighted-average discount rate
Operating leases	5.31%	5.09%
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of June 30, 2024 are as follows (in thousands):

Operating Leases
2025 (excluding the three months ended June 30, 2024)	$2,044
2026	2,683
2027	2,535
2028	1,909
2029	1,197
2030	745
Thereafter	7,669
Total undiscounted lease payments	18,782
Interest	(4,796)
Total lease liabilities	$13,986

11.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at June 30, 2024 and March 31, 2024, respectively.

On May 30, 2024, Contrail, a majority-owned subsidiary of the Company, entered into a Membership Interest Redemption and Earnout Agreement (the “Redemption Agreement”) with OCAS, Inc., a corporation owned by the Chief Executive Officer of Contrail, Joe Kuhn (the “Seller”). Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, effective as of April 1, 2024. The purchase price for the redeemed interest is $4.6 million, plus an earnout amount. The cash purchase price is payable pursuant to a secured, subordinated promissory note ("OCAS Loan"), payable beginning on May 1, 2024 and monthly thereafter for a 12-month period of interest payments only with the outstanding balance amortized and paid over the following 3 years. Interest accrues on the principal amount at an annual rate equal to the 10-year Treasury bond yield plus 375 basis points, compounded monthly. The rate adjusts on each anniversary date of the note. The payment obligation under the note may be deferred if Contrail’s forecast indicates that any payment following the first 12-month period would cause a loan default or a loan default exists. Initially, the payment obligation would revert back to interest only, unless a default exists, in which case no payment would be required. If Contrail is unable to make a payment for 12 months, then interest shall cease to accrue. The note is expressly subordinated to the payment in full of all indebtedness of Contrail on or prior to the date of the note or thereafter created. The OCAS Loan is classified as related party debt on the Company's condensed consolidated balance sheet. As a result, it is excluded from the tables of current financing arrangements and contractual financing obligations below.

The revolving line of credit at Air T with MBT ("Revolver - MBT") has $4.4 million outstanding as of June 30, 2024 and matures on August 31, 2024. We are currently seeking to refinance the Revolver - MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries as of June 30, 2024:

(In Thousands)	June 30, 2024	March 31, 2024	Maturity Date	Interest Rate	Unused commitments at June 30, 2024
Air T Debt
Revolver - MBT	$4,399	$—	8/31/2024	SOFR + range of 2.25% - 3.25%	$14,601
Term Note A - MBT	6,750	6,955	8/31/2031	3.42%
Term Note B - MBT	2,384	2,456	8/31/2031	3.42%
Term Note D - MBT	1,254	1,271	1/1/2028	1-month LIBOR + 2.00%
Term Note F - MBT	733	783	1/31/2028	Greater of 6.00% or Prime + 1.00%
Debt - Trust Preferred Securities	34,260	34,214	6/7/2049	8.00%
Total	49,780	45,679

AirCo 1 Debt
Term Loan - PSB	5,434	5,434	12/11/2025	3-month SOFR + 3.26%
Total	5,434	5,434

Jet Yard Debt
Term Loan - MBT	1,723	1,749	8/31/2031	4.14%
Total	1,723	1,749

Contrail Debt
Revolver - ONB	605	3,476	11/24/2025	1-month SOFR + 3.56%	$24,395
Term Loan G - ONB	14,918	14,918	11/24/2025	1-month SOFR + 3.11%
Term Note I	8,187	10,000	9/28/2025	1-month SOFR + 3.11%
Total	23,710	28,394

Wolfe Lake Debt
Term Loan - Bridgewater	9,263	9,327	12/2/2031	3.65%
Total	9,263	9,327

Air T Acquisition 22.1
Term Loan - Bridgewater	4,000	4,000	2/8/2027	4.00%
Term Loan A - ING	1,766	1,946	2/1/2027	3.50%
Term Loan B - ING	1,071	1,081	5/1/2027	4.00%
Total	6,837	7,027

WASI Debt
Promissory Note - Seller's Note	739	849	1/1/2026	6.00%
Total	739	849

AAM 24-1 Debt
Promissory Notes - Honeywell	15,000	15,000	2/22/2031	8.50%
Total	15,000	15,000

Total Debt	112,486	113,459

Unamortized Premiums and Debt Issuance Costs	(457)	(533)
Total Debt, net	$112,029	$112,926

At June 30, 2024, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
June 30, 2025	$15,902
June 30, 2026	24,307
June 30, 2027	6,453
June 30, 2028	2,877
June 30, 2029	1,754
Thereafter	61,193
112,486
Unamortized Premiums and Debt Issuance Costs	(457)
$112,029

12.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the three months ended June 30, 2024, the Company repurchased 13,348 shares at an aggregate cost of $0.3 million. All of these repurchased shares were recorded as treasury shares as of June 30, 2024.
On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate, a 1% excise tax on share repurchases made after December 31, 2022 (subject to certain thresholds being met), and created and extended certain tax-related energy incentives.

As a result of the IRA's enactment into law, the Company is now subject to a 1% excise tax on share repurchases, effective for share repurchases made after December 31, 2022. This excise tax may be reduced for the value of certain share issuances. The excise tax incurred in connection with the Company's stock repurchases during the three months ended June 30, 2024 was not material.

13.    Geographical Information
Total tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States are summarized in the following table as of June 30, 2024 and March 31, 2024 (in thousands):

	June 30, 2024	March 31, 2024
United States	$20,808	$20,807
Foreign	302	306
Total tangible long-lived assets, net	$21,110	$21,113
The net book value of tangible long-lived assets located within each individual foreign country at June 30, 2024 and March 31, 2024 is listed below (in thousands):

	June 30, 2024	March 31, 2024
Thailand	$246	$252
Other	56	54
Total tangible long-lived assets, net	$302	$306
Total revenue, in and outside the United States, is summarized in the following table for the three months ended June 30, 2024 and June 30, 2023 (in thousands):

	June 30, 2024	June 30, 2023
United States	$54,924	$61,722
Foreign	11,487	9,709
Total revenue	$66,411	$71,431

14.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts segment and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended June 30,
	2024	2023
Operating Revenues by Segment:
Overnight Air Cargo:
Domestic	$29,543	$27,137
International	840	591
Total Overnight Air Cargo	30,383	27,728
Ground Equipment Sales:
Domestic	5,798	11,698
International	1,556	89
Total Ground Equipment Sales	7,354	11,787
Commercial Jet Engines and Parts:
Domestic	18,460	21,968
International	7,790	7,878
Total Commercial Jet Engines and Parts	26,250	29,846
Corporate and Other:
Domestic	1,123	919
International	1,301	1,151
Total Corporate and Other	2,424	2,070
Total	66,411	71,431

Operating Income (Loss):
Overnight Air Cargo	1,839	1,935
Ground Equipment Sales	(775)	(85)
Commercial Jet Engines and Parts	1,095	1,478
Corporate and Other	(2,736)	(2,670)
Total	(577)	658

Capital Expenditures:
Overnight Air Cargo	191	158
Ground Equipment Sales	54	33
Commercial Jet Engines and Parts	62	120
Corporate and Other	32	93
Total	339	404

Depreciation and Amortization:
Overnight Air Cargo	97	85
Ground Equipment Sales	95	34
Commercial Jet Engines and Parts	191	190
Corporate and Other	377	381
Total	$760	$690

The table below provides a reconciliation of operating income (loss) to Adjusted EBITDA for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating (loss) income	$(577)	$658
Depreciation and amortization (excluding leased engines depreciation)	760	690
Asset impairment, restructuring or impairment charges[1]	378	—
Gain on sale of property and equipment	—	(6)
TruPs issuance expenses	101	45
Adjusted EBITDA	$662	$1,387

1 Included in the asset impairment, restructuring or impairment charges for the quarter ended June 30, 2024 was a write-down of $0.4 million on the commercial jet engines and parts segment's inventory attributable to our evaluation of the carrying value of inventory as of June 30, 2024, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.

15.    Commitments and Contingencies
Put/Call Options and Earnout

Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount valued at $1.1 million. Under the Redemption Agreement, the Seller is entitled to an annual earnout payment equal to 9.14% of Contrail's adjusted EBITDA over $7.0 million in each fiscal year beginning on March 31, 2025 and continuing through March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate the earnout payments annually within 30 days following the completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. The earnout pursuant to the Redemption Agreement is a Level 3 fair value measurement that is valued at $1.1 million as of June 30, 2024 with a decrease in value from the effective date of April 1, 2024 in the amount of $20.0 thousand included as part of other non-operating income in the condensed consolidated statements of income (loss).
In connection with the Redemption Agreement, the parties agreed to certain technical amendments to the First Amended and Restated Operating Agreement of Contrail and entered into a new Put and Call Agreement with respect to the remaining 5% interest in Contrail held by the Seller. Pursuant to the new Put and Call Agreement, commencing April 1, 2026 and at any time thereafter, either Contrail or the Seller has the option to elect by written notice to purchase or sell all of the remaining 5% interest in Contrail held by the Seller. The purchase price for the 5% interest is equal to 5% of the Contrail Equity Value, which is defined as an amount equal to nine times the average Adjusted EBITDA of Contrail's most recent three completed fiscal years at the time an option notice is delivered. The purchase price for the 5% interest is to be paid in equal quarterly installments over a three-year period, together with interest at the then current ten-year Treasury bond yield plus 2.5% adjusted annually. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the greater of fair value on the date of the agreement, adjusted for allocable income and loss, or the redemption value at the end of each reporting period.

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

The Company has presented the Shanwick RNCI between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests.

The Shanwick RNCI and Contrail RNCI's estimated redemption values as of June 30, 2024 were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	Total
Beginning Balance as of April 1, 2024	$5,540	$7,436	$12,976
Contribution from non-controlling members	—	—	—
Distribution to non-controlling members	—	(46)	(46)
Net income attributable to non-controlling interests	35	120	155
Redemption value adjustments	165	53	218
Redemption of non-controlling interests	—	(5,899)	(5,899)
Ending Balance as of June 30, 2024	$5,740	$1,664	$7,404
Contrail Asset Management, LLC and CJVII, LLC

For CAM's Investment Function, as described in Note 8, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of June 30, 2024, for its Investment Function, the Company has contributed $10.6 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series. The Company fulfilled its Investment Function initial commitment to CAM in fiscal year 2023.
In connection with the formation of CAM, MRC has a fixed price put option of $1.0 million to sell its common equity in CAM to the Company at each of the first three (3) anniversary dates. At the later of (a) five (5) years after execution of the agreement and (b) distributions to MRC per the waterfall equal to their capital contributions, Air T has a call option and MRC has a put option on the MRC common interests in CAM ("secondary put and call option"). If either party exercises the option, the exercise price will be fair market value if Air T pays in cash at closing or 112.5% of fair market value if Air T opts to pay in three (3) equal annual installments after exercise. With respect to the secondary put and call option, as it is priced at fair value, the Company determined that there is no potential loss or gain upon exercise that would need to be recognized.

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Through June 30, 2024, options to purchase up to 326,000 shares have been granted under the Plan. The options vest annually over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point. On the preceding two vesting dates, June 30, 2024 and June 30, 2023, a total of 97,000 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. On April 30, 2024, 2,000 vested shares that did not meet the market condition and 8,000 unvested shares were forfeited due to employee termination. For the three months ended June 30, 2024, total compensation cost recognized under the Plan was $42.0 thousand. As of June 30, 2024, options to purchase up to 221,000 shares are outstanding under the Plan. No options were exercisable as of June 30, 2024.

16.     Guarantees

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

The maximum potential payments for nonfinancial guarantees were $5.1 million and $10.1 million at June 30, 2024 and March 31, 2024, respectively. The reduction in the maximum potential payments required for nonfinancial guarantees this quarter, compared to March 31, 2024, stems from a strategic decision to sell the aircraft instead of maintaining it on lease, thereby mitigating future payment obligations for the underlying asset. The carrying value of recorded liabilities related to nonfinancial guarantees was $0 at both June 30, 2024 and March 31, 2024.

17.     Subsequent Events
Management performs an evaluation of events that occur after the balance sheet date but before condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2024, to and including June 30, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (including the information presented therein under Risk Factors), as well other publicly available information.
Overview
Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power, compounding its free cash flow per share over time.
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

Results of Operations

First Quarter Fiscal 2025 Compared to First Quarter Fiscal 2024
Consolidated revenue for the three months ended June 30, 2024 decreased by $5.0 million (7.0%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended June 30, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2024	2023
Overnight Air Cargo	$30,383	$27,728	$2,655	9.6%
Ground Equipment Sales	7,354	11,787	(4,433)	(37.6)%
Commercial Jet Engines and Parts	26,250	29,846	(3,596)	(12.0)%
Corporate and Other	2,424	2,070	354	17.1%
	$66,411	$71,431	$(5,020)	(7.0)%
Revenues from the air cargo segment for the three months ended June 30, 2024 increased by $2.7 million (9.6%) compared to the first quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees due to increased fleet of 105 aircraft in the current year quarter compared to 85 aircraft in the prior year quarter, partially offset by lower pass-through revenues from FedEx due to initial provisioning for new aircraft in the prior year that did not recur in the current year quarter.

The ground equipment sales segment contributed approximately $7.4 million and $11.8 million to the Company’s revenues for the three month ended June 30, 2024 and 2023 respectively, representing a $4.4 million (37.6%) decrease in the current fiscal quarter. The decrease was primarily driven by the lower number of deicing trucks sold offset by a slight increase in catering truck sales in the current year quarter compared to the prior year's fiscal comparable quarter. At June 30, 2024, the ground equipment sales segment’s order backlog was $9.9 million compared to $13.7 million at June 30, 2023.

The commercial jet engines and parts segment contributed $26.3 million of revenues in the quarter ended June 30, 2024 compared to $29.8 million in the comparable prior year quarter, which is a decrease of $3.6 million (12.0%). The decrease was primarily driven by lower component part sales at Contrail in the current quarter compared to the prior year comparable quarter.
Revenues from the corporate and other segment for the three months ended June 30, 2024 increased by $0.4 million (17.1%) compared to the first quarter of the prior fiscal year. The increase was primarily attributable to more subscriptions sales at Shanwick.

Following is a table detailing operating income (loss) by segment during the three months ended June 30, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2024	2023
Overnight Air Cargo	$1,839	$1,935	$(96)
Ground Equipment Sales	(775)	(85)	(690)
Commercial Jet Engines and Parts	1,095	1,478	(383)
Corporate and Other	(2,736)	(2,670)	(66)
	$(577)	$658	$(1,235)
Consolidated operating loss for the quarter ended June 30, 2024 was $0.6 million, compared to an operating income of $0.7 million in the comparable quarter of the prior year.
The air cargo segment's operating income for the three months ended June 30, 2024 was relatively flat compared to the first quarter of the prior fiscal year.
The ground equipment sales segment's operating loss for the quarter ended June 30, 2024 was $0.8 million compared to the prior year comparable quarter's operating loss of $0.1 million. This change was primarily attributable to the decrease in sales noted above.
The commercial jet engines and parts segment generated operating income of $1.1 million in the fiscal quarter ended June 30, 2024 compared to operating income of $1.5 million in the prior year comparable quarter. The decrease was primarily attributable to lower sales at Contrail mentioned above partially offset by higher gross profit margins in the current year quarter's sales compared to the prior year's comparable quarter.
The corporate and other segment's operating loss for the three months ended June 30, 2024 was relatively flat compared to the first quarter of the prior fiscal year.
Following is a table detailing non-operating income (expense) during the three months ended June 30, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2024	2023
Interest expense	$(1,946)	$(1,808)	$(138)
Income from equity method investments	1,923	691	1,232
Other	703	643	60
	$680	$(474)	$1,154
The Company had a net non-operating income of $0.7 million during the quarter ended June 30, 2024, compared to a net non-operating loss of $0.5 million in the prior comparable quarter. The increase in non-operating income was primarily driven by the increase of net income allocated to the Company from equity method investments as mentioned in Note 8 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report.
During the three months ended June 30, 2024, the Company recorded $0.1 million in income tax expense at an effective tax rate of 68.9%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2024 were valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI, and BCCM Kenya, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the three-month period ended June 30, 2023, the Company recorded $0.2 million in income tax expense at an ETR of 114.7%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2023 were the change in valuation allowance related to the Company’s U.S. consolidated group, DTI, LGSS, DSI, the estimated benefit for the exclusion of income for SAIC under Section 831(b), the exclusion from the tax provision of the minority owned portion of the pretax income of Contrail, and the foreign rate differentials for Air T’s operations located in the Netherlands, Puerto Rico and Singapore.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended June 30, 2024.
Seasonality
The ground equipment sales segment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments have typically not experienced material seasonal trends.
Systems and Network Security

Although we have employed significant resources to develop our security measures against breaches, our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including hacking, viruses, malicious software, break-ins, phishing attacks, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems. Although prior breaches of our systems have not resulted in material negative consequences, breaches of our cybersecurity measures could result in unauthorized access to our systems, misappropriation of information or data, deletion or modification of client information or other interruption to our business operations. As techniques used to obtain unauthorized access to sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we may be unable to anticipate, or implement adequate measures to protect against these attacks. If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liability, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us or other participants, or the communication infrastructure on which we depend. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.
Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. High inflation increased material and component prices, labor rates and supplier costs, and put pressure on our margins. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these supply chain issues. We expect that issues caused by economic and business issues will continue beyond fiscal 2025. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024.
Liquidity and Capital Resources
As of June 30, 2024, the Company held approximately $8.7 million in cash and cash equivalents and restricted cash, $0.6 million of which related to cash reserved for payments of SAIC's insurance claims. The Company also held $1.2 million in restricted investments held as statutory reserve of SAIC. The Company has approximately $2.0 million of marketable securities and an aggregate of approximately $39.0 million in available funds under its lines of credit as of June 30, 2024.
As of June 30, 2024, the Company’s working capital amounted to $53.8 million, a decrease of $2.2 million compared to March 31, 2024.

On May 30, 2024, Contrail, a majority-owned subsidiary the Company, entered in the Redemption Agreement with Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, effective as of April 1, 2024. The purchase price for the redeemed interest was $4.6 million, plus an earnout amount. The cash purchase price is payable through the OCAS Loan, payable beginning on May 1, 2024 and monthly thereafter for a 12-month period of interest payments only with the outstanding balance amortized and paid over the following 3 years. Interest accrues on the principal amount at an annual rate equal to the 10-year Treasury bond yield plus 375 basis points, compounded monthly. The rate adjusts on each anniversary date of the note. The payment obligation under the note may be deferred if Contrail’s forecast indicates that any payment following the first 12-month period would cause a loan default or a loan default exists. Initially, the payment obligation would revert back to interest only, unless a default exists, in which case no payment would be required. If Contrail is unable to make a payment for 12 months, then interest shall cease to accrue. The note is expressly subordinated to the payment in full of all indebtedness of Contrail on or prior to the date of the note or thereafter created. See additional details on the OCAS Loan in Note 11 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report.
As mentioned in Note 11 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, the Revolver - MBT has $4.4 million outstanding as of June 30, 2024 and matures on August 31, 2024. We are currently seeking to refinance the Revolver - MBT prior to its maturity date; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.

The Company believes it is probable that the cash on hand and current financings, net cash provided by operations from its remaining operating segments, together with amounts available under its current revolving lines of credit, as amended, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows
Following is a table of changes in cash flow for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Net Cash Provided by Operating Activities	$113	$3,484
Net Cash Provided By (Used in) Investing Activities	2,008	(21)
Net Cash Used in Financing Activities	(1,291)	(4,076)
Effect of foreign currency exchange rates on cash and cash equivalents	32	(56)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$862	$(669)
Net cash provided by operating activities was $0.1 million for the three months ended June 30, 2024 compared to $3.5 million in the prior year comparable period. The decrease in net cash provided by operating activities was driven by a lower decrease in inventory of $4.3 million and a decrease in payables and accrued expenses of $3.6 million in the current year fiscal quarter compared to the prior year comparable quarter. This is offset by a net change in accounts receivable of $4.9 million quarter over quarter.
Net cash provided in investing activities for the three months ended June 30, 2024 was $2.0 million compared to net cash used in investing activities of $21.0 thousand in the prior year comparable period. The increase in cash provided by investing activities was primarily driven by less contributions to and more distributions received from unconsolidated entities in the current year fiscal quarter.
Net cash used in financing activities for the three months ended June 30, 2024 was $1.3 million compared to $4.1 million in the prior year comparable period. The decrease in cash usage in financing activities was primarily driven by lower payments on the lines of credit of $7.7 million, partially offset by lower proceeds from line of credit of $3.6 million and higher payments on term notes of $1.3 million in the current quarter compared to the prior period comparable quarter.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. There was no depreciation expense for leased engines for the three months ended June 30, 2024 and June 30, 2023.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended
	6/30/2024	6/30/2023
Operating (loss) income	$(577)	$658
Depreciation and amortization (excluding leased engines depreciation)	760	690
Asset impairment, restructuring or impairment charges	378	—
Gain on sale of property and equipment	—	(6)
TruPs issuance expenses	101	45
Adjusted EBITDA	$662	$1,387

Included in the asset impairment, restructuring or impairment charges for the quarter ended June 30, 2024 was a write-down of $0.4 million on the commercial jet engines and parts segment's inventory attributable to our evaluation of the carrying value of inventory as of June 30, 2024, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.
The table below provides Adjusted EBITDA by segment for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended
	6/30/2024	6/30/2023
Overnight Air Cargo	$1,937	$2,014
Ground Equipment Sales	(680)	(51)
Commercial Jet Engines and Parts	1,665	1,668
Corporate and Other	(2,260)	(2,244)
Adjusted EBITDA	$662	$1,387

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

Distributions on the Trust Preferred Securities are payable to record holders at the annual rate of 8% of the stated $25.00 liquidation amount, payable quarterly in arrears on the 15th day of February, May, August, and November in each year. The Trust Preferred Securities issued by the Trust are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Air T. Air T guarantees the payment of distributions by Air T Funding and payments on liquidation or redemption of the Trust Preferred Securities (subordinate to the right to payment of senior and subordinated debt of Air T, as defined in Note 11 of Notes to Consolidated Financial Statements included under Part I, Item 1 of this report). If Air T Funding has insufficient funds to pay distributions on the Trust Preferred Securities (i.e., if Air T has failed to make required payments under the Junior Subordinated Debentures), a holder of the Trust Preferred Securities would have the right to institute a legal proceeding directly against Air T to enforce payment of such distributions.

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of June 30, 2024, there are $43.3 million in Trust Preferred Securities outstanding ($9.0 million held by wholly-owned subsidiaries of the Company).

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

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2024. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Purchases during the quarter ended June 30, 2024 are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	13,348	$22.30	13,348	809,636
May 1 - May 31, 2024	—	—	—	809,636
June 1 - June 30, 2024	—	—	—	809,636
	13,348

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 6.    Exhibits

(a) Exhibits

No.	Description

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: August 14, 2024
/s/ Nick Swenson
Nick Swenson, Chief Executive Officer and Director

/s/ Brian Ochocki
Brian Ochocki, Chief Financial Officer