Form 10-Q
period 2024-09-30
AIR T INC
filed 2024-11-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at October 31, 2024	2,760,047

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Overnight air cargo	$31,187	$28,197	$61,570	$55,925
Ground equipment sales	14,454	12,246	21,809	24,033
Commercial jet engines and parts	32,926	36,478	59,176	66,324
Corporate and other	2,675	2,045	5,099	4,115
	81,242	78,966	147,654	150,397

Operating Expenses:
Overnight air cargo	26,326	23,625	52,036	47,337
Ground equipment sales	12,395	10,553	18,929	20,891
Commercial jet engines and parts	22,582	29,962	41,493	53,240
Corporate and other	889	607	1,729	1,499
General and administrative	14,202	12,758	28,437	24,619
Depreciation and amortization	949	700	1,709	1,389
	77,343	78,205	144,333	148,975

Operating Income	3,899	761	3,321	1,422

Non-operating (Expense) Income:
Interest expense	(2,162)	(1,853)	(4,108)	(3,662)
Income from equity method investments	2,346	748	4,269	1,439
Other	(784)	(777)	(80)	(136)
	(600)	(1,882)	81	(2,359)

Income (Loss) before income taxes	3,299	(1,121)	3,402	(937)

Income Tax Expense	336	487	407	698

Net Income (Loss)	2,963	(1,608)	2,995	(1,635)

Net Income Attributable to Non-controlling Interests	(443)	(1)	(810)	(505)

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$2,520	$(1,609)	$2,185	$(2,140)

Income (Loss) per share (Note 5)
Basic	$0.91	$(0.57)	$0.79	$(0.76)
Diluted	$0.91	$(0.57)	$0.79	$(0.76)

Weighted Average Shares Outstanding:
Basic	2,760	2,820	2,760	2,820
Diluted	2,760	2,820	2,760	2,820
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net Income (Loss)	$2,963	$(1,608)	$2,995	$(1,635)
Foreign currency translation gain (loss)	719	(170)	669	(235)
Reclassification of interest rate swaps into earnings	(148)	(188)	(351)	(380)
Redemption of non-controlling interest	—	—	146	—
Other	(181)	16	(180)	40
Total Other Comprehensive Income (Loss)	390	(342)	284	(575)
Total Comprehensive Income (Loss)	3,353	(1,950)	3,279	(2,210)
Comprehensive Income Attributable to Non-controlling Interests	(443)	(1)	(810)	(505)
Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$2,910	$(1,951)	$2,469	$(2,715)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30, 2024	March 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$8,612	$7,100
Restricted cash	572	743
Restricted investments	961	1,392
Accounts receivable, net of allowance for doubtful accounts of $1,747 and $1,420	30,766	22,911
Inventories, net	51,274	60,720
Prepaid expenses	2,199	2,351
Due from Crestone Asset Management, LLC ("CAM") for expense reimbursements	3,216	3,093
Other current assets (includes $450 and $531 measured at fair value)	5,010	4,567
Total Current Assets	102,610	102,877

Notes Receivable - Lendway, Inc. ("Lendway")	2,000	—
Equity method investments	17,592	16,653
Assets on lease or held for lease, net of accumulated depreciation of $309 and $8	15,856	252
Property and equipment, net of accumulated depreciation of $8,470 and $7,705	20,641	20,861
Intangible assets, net of accumulated amortization of $5,793 and $5,119	10,741	10,978
Right-of-use ("ROU") assets	14,224	11,376
Other assets (includes $835 and $1,909 measured at fair value)	2,777	3,630
Goodwill	10,675	10,540
Total Assets	197,116	177,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	15,533	15,072
Income tax payable	—	139
Accrued expenses and other (Note 3)	14,325	15,511
Current portion of long-term debt	12,390	14,358
Current portion of long-term debt - related party (Note 12)	570	—
Short-term lease liability	2,295	1,761
Total Current Liabilities	45,113	46,841

Long-term debt	114,409	98,568
Long-term debt - related party (Note 12)	4,000	—
Deferred income tax liabilities, net	2,447	2,447
Long-term lease liability	12,890	10,515
Other non-current liabilities	2,181	—
Total Liabilities	181,040	158,371

Redeemable non-controlling interests	7,267	12,976

Commitments and contingencies (Note 16)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,760,047 and 2,775,163 shares outstanding	758	758
Treasury stock, 270,198 shares at $19.47 and 256,850 shares at $19.31	(5,260)	(4,959)
Additional paid-in capital	878	859
Retained earnings	10,455	8,192
Accumulated other comprehensive income (loss)	204	(80)
Total Air T, Inc. Stockholders' Equity	7,035	4,770
Non-controlling Interests	1,774	1,050
Total Equity	8,809	5,820
Total Liabilities and Equity	$197,116	$177,167
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Six Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,995	$(1,635)
Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	1,709	1,389
Income from equity method investments	(4,269)	(1,439)
Other	2,258	1,346
Change in operating assets and liabilities:
Accounts receivable	(8,182)	637
Inventories	8,832	16,699
Accounts payable	461	1,994
Accrued expenses	(1,306)	(1,059)
Employee retention credit receivable	—	940
Other	546	(2,975)
Net cash provided by operating activities	3,044	15,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	—	(995)
Distribution from unconsolidated entities	3,000	1,817
Capital expenditures related to property & equipment	(581)	(557)
Capital expenditures related to assets on lease or held for lease	(14,598)	—
Disbursements for note receivable - Lendway	(2,000)	—
Other	(16)	(109)
Net cash (used in) provided by investing activities	(14,195)	156
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	69,159	65,708
Payments on lines of credit	(59,451)	(67,274)
Proceeds from term loan	10,000	—
Payments on term loan	(6,865)	(15,438)
Other	(349)	(225)
Net cash provided by (used in) financing activities	12,494	(17,229)
Effect of foreign currency exchange rates on cash and cash equivalents	(2)	9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,341	(1,167)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,843	7,090
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	9,184	5,923

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equipment in inventory transferred to assets on lease	112	—
Assumption of liabilities to acquire assets on lease	720	—
Non-cash contribution from non-controlling interest	475	—
Contingent earnout for Contrail Aviation Support, LLC ("Contrail") redeemed interest	1,104	—
Related-party note payable for Contrail redeemed interest	4,570	—
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

Net loss*	—	—	—	—	—	(531)	—	(9)	(540)

Repurchase of common stock	—	—	1	(15)	—	—	—	—	(15)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(65)	—	(65)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	134	—	—	134

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	24	—	24

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(192)	—	(192)

Balance, June 30, 2023	3,027	$757	209	$(4,098)	$807	$13,289	$583	$1,069	$12,407

Net loss*	—	—	—	—	—	(1,609)	—	(19)	(1,628)

Repurchase of common stock	—	—	—	—	—	—	—	—	—

Exercise of stock options	3	1	—	—	25	—	—	—	26

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(170)	—	(170)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	412	—	—	412

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	16	—	16

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(188)	—	(188)

Balance, September 30, 2023	3,030	$758	209	$(4,098)	$911	$12,092	$241	$1,050	$10,954

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820

Net loss*	—	—	—	—	—	(335)	—	(5)	(340)

Repurchase of common stock	—	—	13	(301)	—	—	—	—	(301)

Stock option forfeiture (Note 16)	—	—	—	—	(25)	—	—	—	(25)

Stock compensation expense	—	—	—	—	42	—	—	—	42

Foreign currency translation loss	—	—	—	—	—	—	(50)	—	(50)

Redemption of non-controlling interest	—	—	—	—	—	78	146	—	224

Unrealized gain on interest rate swaps	—	—	—	—	—	—	1	—	1

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(203)	—	(203)

Balance, June 30, 2024	3,030	$758	270	$(5,260)	$876	$7,935	$(186)	$1,045	$5,168

Net income (loss)	—	—	—	—	—	2,520	—	(1)	2,519

Repurchase of common stock	—	—	—	—	—	—	—	—	—

Stock option forfeiture (Note 16)	—	—	—	—	(28)	—	—	—	(28)

Stock compensation expense	—	—	—	—	30	—	—	—	30

Foreign currency translation gain	—	—	—	—	—	—	719	—	719

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(148)	—	(148)

Initial consolidation of CASP, LLC	—	—	—	—	—	—	—	730	730

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	2	—	2

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(183)	—	(183)

Balance, September 30, 2024	3,030	$758	270	$(5,260)	$878	$10,455	$204	$1,774	$8,809

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. The unaudited results of operations for the period ended September 30, 2024 are not necessarily indicative of the operating results for the full year.
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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Product Sales
Overnight air cargo	$10,070	$9,207	$19,769	$18,378
Ground equipment sales	14,022	11,901	21,150	23,476
Commercial jet engines and parts	30,165	33,395	53,784	60,154
Corporate and other	219	286	467	621
Support Services
Overnight air cargo	21,037	18,899	41,695	37,449
Ground equipment sales	287	159	453	252
Commercial jet engines and parts	2,106	2,914	4,306	5,860
Corporate and other	1,661	1,233	3,202	2,489
Leasing Revenue
Ground equipment sales	15	10	30	34
Commercial jet engines and parts	475	12	514	23
Corporate and other	405	425	869	812
Other
Overnight air cargo	80	91	106	98
Ground equipment sales	130	176	176	271
Commercial jet engines and parts	180	157	572	287
Corporate and other	390	101	561	193

Total	$81,242	$78,966	$147,654	$150,397
See Note 14 for the Company's disaggregated revenues by geographic region and Note 15 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2024 and September 30, 2024 and the amount of contract liabilities as of April 1, 2024 that were recognized as revenue during the six-month period ended September 30, 2024 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2024 Recognized as Revenue
As of September 30, 2024	$4,134
As of April 1, 2024	$4,359
For the six months ended September 30, 2024		$(3,217)

3.     Accrued Expenses and Other

(In thousands)	September 30, 2024	March 31, 2024

Salaries, wages and related items	$5,581	$5,296
Profit sharing and bonus	1,869	2,335
Other Deposits	477	1,403
Deferred Income	3,657	2,956
Other	2,741	3,521
Total	$14,325	$15,511

4.    Income Taxes

During the three-month period ended September 30, 2024, the Company recorded $0.3 million in income tax expense at an effective rate ("ETR") of 10.2%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2024 were the valuation allowance related to the Company’s U.S. consolidated group, Delphax Technologies, Inc. (“DTI”), Landing Gear Support Services PTE LTD (“LGSS”), Delphax Solutions, Inc. ("DSI") and BCCM Advisors (Kenya) Limited ("BCCM Kenya"), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the three-month period ended September 30, 2023, the Company recorded income tax expense of $0.5 million at an ETR of (43.4)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2023 were the valuation allowance related to the Company’s U.S. consolidated group, DSI, DTI, and LGSS, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the six-month period ended September 30, 2024, the Company recorded $0.4 million in income tax expense at an ETR of 12.0%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2024, were the valuation allowance related to the Company’s U.S. consolidated group, DTI, LGSS, DSI and BCCM Kenya, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the six-month period ended September 30, 2023, the Company recorded income tax expense of $0.7 million at an ETR of (74.5)% The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2023 were the valuation allowance related to the Company’s U.S. consolidated group, DSI, DTI, and LGSS, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

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
As of September 30, 2023, all stock options under the Air T's 2012 Stock Option Plan have either been exercised or expired. Further, of the 202,400 options outstanding as of September 30, 2024 under the Air T's 2020 Omnibus Stock and Incentive Plan, none were exercisable.
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$2,963	$(1,608)	$2,995	$(1,635)
Net income attributable to non-controlling interests	(443)	(1)	(810)	(505)
Net income (loss) attributable to Air T, Inc. Stockholders	$2,520	$(1,609)	$2,185	$(2,140)
Income (loss) per share:
Basic	$0.91	$(0.57)	$0.79	$(0.76)
Diluted	$0.91	$(0.57)	$0.79	$(0.76)
Antidilutive shares excluded from computation of income (loss) per share	—	—	—	—

Weighted Average Shares Outstanding:
Basic	2,760	2,820	2,760	2,820
Diluted	2,760	2,820	2,760	2,820

6.    Intangible Assets and Goodwill
Intangible assets as of September 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$573	$(487)	$86
Internally developed software	3,744	(974)	2,770
In-place lease and other intangibles	1,094	(405)	689
Customer relationships	8,254	(1,761)	6,493
Patents	1,112	(1,111)	1
Other	1,521	(1,055)	466
	16,298	(5,793)	10,505
In-process software	236	—	236
Intangible assets, total	$16,534	$(5,793)	$10,741

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$582	$(452)	$130
Internally developed software	3,657	(790)	2,867
In-place lease and other intangibles	1,094	(348)	746
Customer relationships	8,009	(1,427)	6,582
Patents	1,112	(1,109)	3
Other	1,502	(993)	509
	15,956	(5,119)	10,837
In-process software	141	—	141
Intangible assets, total	$16,097	$(5,119)	$10,978
Based on the intangible assets recorded at September 30, 2024 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2025 (excluding the six months ended September 30, 2024)	$594
2026	1,130
2027	1,056
2028	998
2029	990
2030	986
Thereafter	4,751
$10,505
The carrying amount of goodwill as of September 30, 2024 and March 31, 2024 was $10.7 million and $10.5 million, respectively. The increase from the prior fiscal year end balance is attributable to foreign currency translation adjustments related to the goodwill balance at Shanwick. There was no impairment on goodwill during the six months ended September 30, 2024.

7.    Investments in Securities and Derivative Instruments
As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Term Note A - MBT and Term Note D - MBT). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt on Term Note A - MBT and Term Note D - MBT, which were designated as effective hedges. On August 31, 2021, Air T refinanced Term Note A and fixed its interest rate at 3.42%. As a result of this refinancing, the Company determined that the interest rate swap on Term Note A was no longer an effective hedge. The Company amortized the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Term Note A at the time of de-designation into earnings over the remainder of its term. On July 10, 2024, the interest rate swap on Term Note A - MBT was terminated and the Company received proceeds in the amount $0.1 million with the net realized loss on swap termination included in other income (loss) on the condensed consolidated statement of income (loss). The swap termination has no impact on the Company's accounting for the fair value adjustments of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Term Note A - MBT. On July 10, 2024, the interest rate swap on Term Note D - MBT was also terminated and the Company received proceeds in the amount $41.0 thousand with the net realized loss on swap termination included in other income (loss) on the condensed consolidated statement of income (loss). As a result of this swap termination, the Company determined that the interest rate swap on Term Note D - MBT was no longer an effective hedge. The Company will amortize the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Term Note D - MBT at the time of de-designation into earnings over the remaining term of the interest rate swap prior to termination.
On January 7, 2022, Contrail completed an interest rate swap transaction with Old National Bank ("ONB") with respect to the $43.6 million loan made to Contrail in November 2020 pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve ("Contrail - Term Note G"). The purpose of the floating-to-fixed interest rate swap transaction was to effectively fix the loan interest rate at 4.68%. As of February 24, 2022, this swap contract was designated as a cash flow hedging instrument and qualified as an effective hedge in accordance with ASC 815. On March 30, 2023, Contrail made a prepayment of $6.7 million on Contrail - Term Note G. As a result of this prepayment, the Company determined that the interest rate swap on Contrail - Term Note G was no longer an effective hedge. The Company will amortize the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Contrail - Term Note G at the time of de-designation into earnings over the remainder of its term. In addition, any changes in the fair value of Contrail - Term Note G's swap after March 30, 2023 are recognized directly into earnings.
When the interest rate swaps were designated as effective hedges, the effective portion of changes in the fair value on these instruments were recorded in other comprehensive income (loss) and reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transaction affected earnings. The changes in the fair value of the instruments during the three and six months ended September 30, 2024 and 2023, inclusive of Term Note D - MBT due to its effective hedge designation at the time, were not material. The interest rate swaps are considered Level 2 fair value measurements. As of September 30, 2024 and March 31, 2024, the fair value of these interest-rate swap contracts was an asset of $0.8 million and $1.9 million, respectively, which is included within other assets in the condensed consolidated balance sheets. We estimate that $0.8 million of net unrealized gains related to the interest rate swaps included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

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

The Company's gross unrealized gains and losses on equity securities for the three and six months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Unrealized Gains	$216	$389	$441	$925
Unrealized Losses	$368	$1,124	$672	$1,832

These unrealized gains and losses are included in other income (loss) on the condensed consolidated statement of income (loss). As of September 30, 2024 and March 31, 2024, the fair value of these marketable equity securities was an asset of $1.4 million and $1.9 million, respectively, which is included within restricted investments and other current assets in the condensed consolidated balance sheets.

8.    Equity Method Investments
Lendway, Inc. investment
The Company’s investment in Lendway (NASDAQ: LDWY), formerly Insignia Systems, Inc., is accounted for under the equity method of accounting. The Company elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 and pivoted the business towards specialty agricultural finance. On February 26, 2024, Lendway acquired Bloomia B.V. ("Bloomia"), marking its first investment in specialty agriculture and underscoring its strategy of targeting high-quality agricultural assets and enterprises. As of September 30, 2024, the Company owned 487,000 Lendway shares, representing approximately 27.5% of Lendway's outstanding shares.
On August 15, 2024, the Company entered into a delayed draw term loan with Lendway for up to $2.5 million with an interest rate of 8.0%. On September 27, 2024 the borrowing limit was increased to $3.5 million and as of September 30, 2024, $2.0 million has been drawn. All outstanding principal and accrued interest will become due and payable to the Company on the maturity date, which is the earlier of August 15, 2029 or by written demand of the Company after February 15, 2026. Prior to the maturity, Lendway may prepay any accrued interest or principal outstanding without penalty.
Cadillac Casting, Inc. investment
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment, with a basis difference decrease of $0.3 million. The Company recorded a basis difference adjustment of $12.0 thousand and $25.0 thousand in each of the three and six months ended September 30, 2024.
CCI and Lendway's combined summarized unaudited financial information for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$52,662	$47,905	$98,419	$99,062
Gross Profit	7,434	7,548	13,440	15,352
Operating income	1,823	3,984	3,029	9,245
Net income	755	3,295	2,081	8,410
Crestone Asset Management, LLC investment
On May 5, 2021, the Company formed an aircraft asset management business called Crestone Asset Management, LLC ("CAM"), formerly known as Contrail Asset Management LLC, and an aircraft capital joint venture called Crestone JV II LLC ("CJVII"), formerly known as Contrail JV II LLC. The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. The joint venture, CJVII, was formed as a series LLC ("CJVII Series"). It consists of several individual series that target investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM was formed to serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII Series as governed by the Management Agreement between CJVII and CAM (“Asset Management Function”), and 2) to directly invest into CJVII Series alongside other institutional investment partners (“Investment Function”).
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
CAM's HLBV net assets, including common interests and investor interests, was $29.9 million and $22.5 million as of September 30, 2024 and 2023, respectively. Additionally, contributions from and distributions to both Air T and MRC for the three and six months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contributions	$—	$—	$—	$457
Distributions	$676	$705	$2,277	$1,348
Investment balances for the Company's equity method investees as of September 30, 2024 and March 31, 2024 is as follows (in thousands):

Investment	September 30, 2024	March 31, 2024
Lendway	$1,853	$2,339
CCI	4,474	3,723
CAM	8,949	7,397
Other equity method investments	2,316	3,194
Total	$17,592	$16,653
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the condensed consolidated statements of income (loss), including basis difference adjustments, during the three and six months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Six Months Ended
Investment	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lendway	$(206)	$(10)	$(496)	$437
CCI	77	656	751	1,339
CAM	2,345	(67)	3,839	(562)
Other equity method investments	130	169	175	225
Total	$2,346	$748	$4,269	$1,439
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the three and six months ended September 30, 2024 and 2023, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Three Months Ended		Six Months Ended
Investment	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lendway	$—	$—	$—	$—
CCI	—	151	—	452
CAM	676	580	2,277	1,196
Other equity method investments	118	35	1,051	169
Total	$794	$766	$3,328	$1,817

9.    Inventories
Inventories consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Overnight air cargo:
Finished goods	$1,122	$893
Ground equipment manufacturing:
Raw materials	7,517	5,171
Work in process	2,537	5,244
Finished goods	4,894	2,770
Corporate and other:
Raw materials	1,166	1,003
Finished goods	723	724
Commercial jet engines and parts:
Parts	38,189	49,522
Total inventories	56,148	65,327
Reserves	(4,874)	(4,607)
Total inventories, net of reserves	$51,274	$60,720

10.     Lessor Arrangements
Equipment Leases

The Company leases equipment to third-parties, primarily through Contrail. Leases for aircraft and engines to aviation customers typically have terms ranging from 1 and 4 years under operating lease agreements. On August 26, 2024, Contrail executed the operating agreement for CASP Leasing 1, LLC ("CASP"), a newly created and 95% owned subsidiary of Contrail. On August 29, 2024, CASP entered into two purchase agreements to acquire and subsequently lease two Airbus Model A321-111 aircraft. For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the lease term. The Company depreciates the aircrafts and engines on a straight-line basis over the assets' useful life from the acquisition date to an estimated residual value. During the three and six months ended September 30, 2024, the Company recognized depreciation expense relating to equipment leases of $0.2 million and $0.3 million, respectively. Depreciation expense relating to equipment leases for the three and six months ended September 30, 2023 was not material.

Future minimum rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. During the respective three and six months ended September 30, 2024, earned contingent rent on equipment leases totaled approximately $0.1 million. The Company had no contingent rent earned on equipment leases during the three and six months ended September 30, 2023. As of September 30, 2024, future minimum rental payments to be received under non-cancelable leases are as follows (in thousands):

Year ended March 31,
2025 (excluding the six months ended September 30, 2024)	$968
2026	3,349
2027	3,316
2028	2,843
Thereafter	—
Total	$10,476
Office leases

The Company, through its wholly owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. Our contractual obligations for offices currently on lease can include termination and renewal options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise. The Company depreciates the assets on a straight-line basis over the assets' useful life. During the respective three months ended September 30, 2024 and 2023, depreciation expense relating to office leases was $0.1 million. During the respective six months ended September 30, 2024 and 2023, depreciation expense relating to office leases was $0.2 million.

During the three and six months ended September 30, 2024, the Company recognized rental and other revenues related to operating lease payments of $0.4 million and $0.9 million, respectively, of which variable lease payments were $0.2 million and $0.4 million, respectively. During the three and six months ended September 30, 2023, the Company recognized rental and other revenues related to operating lease payments of $0.4 million and $0.8 million, respectively, of which variable lease payments were $0.2 million and $0.3 million, respectively. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of September 30, 2024:

Year ended March 31,
2025 (excluding the six months ended September 30, 2024)	$483
2026	929
2027	901
2028	761
2029	684
2030	665
Thereafter	1,842
Total	$6,265

11.     Lessee Arrangements
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
The components of lease cost for the three and six months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$749	$742	$1,418	$1,424
Short-term lease cost	289	298	583	384
Variable lease cost	236	178	462	363
Total lease cost	$1,274	$1,218	$2,463	$2,171
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of September 30, 2024 and March 31, 2024 were as follows (in thousands):

	September 30, 2024	March 31, 2024
Operating leases
Operating lease ROU assets	$14,224	$11,376
Operating lease liabilities	$15,185	$12,276

Weighted-average remaining lease term
Operating leases	10 years, 5 months	12 years, 1 month

Weighted-average discount rate
Operating leases	5.63%	5.09%

During the six months ended September 30, 2024, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $3.8 million.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of September 30, 2024 are as follows (in thousands):

Operating Leases
2025 (excluding the six months ended September 30, 2024)	$1,563
2026	3,051
2027	2,913
2028	2,291
2029	1,726
2030	977
Thereafter	7,669
Total undiscounted lease payments	20,190
Interest	(5,005)
Total lease liabilities	$15,185

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at September 30, 2024 and March 31, 2024, respectively.
On May 30, 2024, Contrail, a majority-owned subsidiary of the Company, entered into a Membership Interest Redemption and Earnout Agreement (the “Redemption Agreement”) with OCAS, Inc., a corporation owned by the Chief Executive Officer of Contrail, Joe Kuhn (the “Seller”). Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, effective as of April 1, 2024. The purchase price for the redeemed interest is $4.6 million, plus an earnout amount. The cash purchase price is payable pursuant to a secured, subordinated promissory note ("OCAS Loan"), payable beginning on May 1, 2024 and monthly thereafter for a 12-month period of interest payments only with the outstanding balance amortized and paid over the following three years. Interest accrues on the principal amount at an annual rate equal to the 10-year Treasury bond yield plus 375 basis points, compounded monthly. The rate adjusts on each anniversary date of the note. The payment obligation under the note may be deferred if Contrail’s forecast indicates that any payment following the first 12-month period would cause a loan default or a loan default exists. Initially, the payment obligation would revert back to interest only, unless a default exists, in which case no payment would be required. If Contrail is unable to make a payment for 12 months, then interest shall cease to accrue. The note is expressly subordinated to the payment in full of all indebtedness of Contrail on or prior to the date of the note or thereafter created. The OCAS Loan is classified as related party debt on the Company's condensed consolidated balance sheet. As a result, it is excluded from the tables of current financing arrangements and contractual financing obligations below.
On August 29, 2024, the Company and twelve of the Company’s subsidiaries ("Alerus Loan Parties") entered into a credit agreement (the “New Credit Agreement”) with Alerus Financial, National Association (the “Lender”). The New Credit Agreement provides for a secured revolving credit facility ("Revolver - Alerus") in an initial maximum principal amount of up to $14.0 million. Availability under the Revolver - Alerus is subject to a borrowing base and provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $3.0 million, with the outstanding amount of any such letters of credit reducing availability for borrowings under the revolving credit facility. Revolver - Alerus matures on February 28, 2026 and the balance outstanding bears interest at a rate per annum equal to the greater of 5.00% or one-month SOFR plus 2.00%.

In addition to the Revolver - Alerus, the New Credit Agreement provides for two secured term loans – Term Note A ("Term Note A - Alerus") and Term Note B ("Term Note B - Alerus"). Term Note A - Alerus is a loan in the principal amount of $10.7 million that matures on August 15, 2029 that bears interest at a rate per annum equal to the greater of 5.00% or one-month SOFR plus 2.00%. Term Note A - Alerus requires monthly payments of principal commencing September 15, 2024 with such payments set at a seven year level principal amortization and a payment of $3.2 million due at maturity.

Term Note B - Alerus is a loan in the principal amount of $2.3 million that matures on August 15, 2029 and bears interest at a rate per annum equal to the greater of 5.00% or one-month SOFR plus 2.00%. Term Note B - Alerus requires monthly payments of principal commencing September 15, 2024 with such payments set at a 25 year level principal amortization and a payment of $1.8 million due at maturity.

Term Note A and Term Note B may be prepaid in whole or in part at any time, subject to accrued interest and a prepayment premium. The prepayment premium is: 3.00% of the prepaid amount in the first loan year, 2.00% in the second and third loan years, 1.00% in the fourth and fifth loan years, and no premium after the fifth loan year. No prepayment premium applies if it is refinanced by the Lender or prepaid with funds from the Alerus Loan Parties’ internally generated cash flows.

The Alerus Loan Parties are co-borrowers under the New Credit Agreement and each of the notes and include the following subsidiaries: AirCo, LLC, Airco 2, LLC, Air’Zona Aircraft Services, Inc., AirCo Services, LLC, CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Stratus Aero Partners, LLC, Worldwide Aircraft Services, Inc., and Worthington Aviation, LLC. The obligations of the Alerus Loan Parties under the New Credit Agreement and the notes are secured by a first priority security interest in substantially all of the Alerus Loan Parties' current assets, including accounts receivable and inventory. The Company is not a borrower under the New Credit Agreement but has guaranteed the obligations of the Borrowers owed to the Lender. In addition, Air T, Inc. has pledged a brokerage account of marketable securities held at a securities intermediary to secure the obligations. Furthermore, the obligations are further secured by a deed of trust on approximately 4.626 acres of real estate that includes a 13,000 square foot office building in Denver, North Carolina.

The New Credit Agreement contains a financial covenant that the Borrowers will not permit the debt service coverage ratio to be less than 1.25 to 1.00 at any quarterly measurement date or permit the leverage ratio to be greater than 3.00 to 1.00 at any semi-annual measurement date. The New Credit Agreement also includes other customary representations and warranties, affirmative covenants, negative covenants and events of default. Upon the occurrence of events of default, the obligations to the Lender may be accelerated and the commitments may be terminated.

In connection with the closing of the New Credit Agreement, the Company and its subsidiaries used proceeds from the new financing to satisfy and discharge all obligations, and terminated all commitments, under the Company’s previous secured credit facility with Minnesota Bank & Trust ("MBT"). All debt issuance cost were expensed as debt extinguishment cost within other income (loss) on the condensed consolidated statement of income (loss). The Company incurred no termination penalties in connection with such termination.

On September 12, 2024, Contrail entered into the Fifth Amendment to the Master Loan Agreement dated June 24, 2019 and Supplement #11 to the Master Loan Agreement, and Term Note J with Old National Bank ("ONB"). Term Note J is a term loan in the principal amount of $10.0 million. The loan bears a variable monthly interest rate at the 1-month SOFR Rate plus 3.86% and requires equal monthly payments of principal and interest until the loan maturity date of September 12, 2028. The loan requires compliance with covenants that require minimum Tangible Net Worth of $15.0 million and a Quarterly Cash Flow Coverage of not less than 1.25 to 1.0. In order to induce ONB to enter into these agreements, Contrail and OCAS, Inc. entered into a subordination agreement dated September 12, 2024 to address certain loan matters and to establish the priority of repayment of Contrail’s debt to ONB over the OCAS Loan in the original principal amount of $4.6 million.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries (other than related party obligations) as of September 30, 2024:

(In Thousands)	September 30, 2024	March 31, 2024	Maturity Date	Interest Rate	Unused commitments at September 30, 2024	Type of Debt
Air T Debt
Revolver - MBT[1]	$—	$—	8/31/2024	SOFR + range of 2.25% - 3.25%		Recourse
Term Note A - MBT[1]	—	6,955	8/31/2031	3.42%		Recourse
Term Note B - MBT[1]	—	2,456	8/31/2031	3.42%		Recourse
Term Note D - MBT[1]	—	1,271	1/1/2028	1-month LIBOR + 2.00%		Recourse
Term Note F - MBT[1]	—	783	1/31/2028	Greater of 6.00% or Prime + 1.00%		Recourse
Debt - Trust Preferred Securities[2]	34,306	34,214	6/7/2049	8.00%		Recourse
Total	34,306	45,679

Jet Yard Debt
Term Loan - MBT[1]	—	1,749	8/31/2031	4.14%		Recourse
Total	—	1,749

Alerus Loan Parties Debt
Revolver - Alerus	12,930	—	2/28/2026	Greater of 5.00% or 1-month SOFR + 2.00%	1,070	Recourse
Term Note A - Alerus	10,592	—	8/15/2029	Greater of 5.00% or 1-month SOFR + 2.00%		Recourse
Term Note B - Alerus	2,272	—	8/15/2029	Greater of 5.00% or 1-month SOFR + 2.00%		Recourse
Total	25,794	—

Contrail Debt
Revolver - ONB	815	3,476	11/24/2025	1-month SOFR + 3.56%	$24,185	Limited recourse[3]
Term Loan G - ONB	14,918	14,918	11/24/2025	1-month SOFR + 3.11%		Limited recourse[3]
Term Note I - ONB	4,580	10,000	9/28/2025	1-month SOFR + 3.11%		Limited recourse[3]
Term Note J - ONB	10,000	—	9/12/2028	1-month SOFR + 3.86%		Limited recourse[3]
Total	30,313	28,394

AirCo 1 Debt
Term Loan - PSB	5,434	5,434	12/11/2025	3-month SOFR + 3.26%		Non-recourse
Total	5,434	5,434

Wolfe Lake Debt
Term Loan - Bridgewater	9,197	9,327	12/2/2031	3.65%		Non-recourse
Total	9,197	9,327

Air T Acquisition 22.1
Term Loan - Bridgewater	4,000	4,000	2/8/2027	4.00%		Non-recourse
Term Loan A - ING	1,679	1,946	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,120	1,081	5/1/2027	4.00%		Non-recourse
Total	6,799	7,027

WASI Debt
Promissory Note - Seller's Note	627	849	1/1/2026	6.00%		Non-recourse
Total	627	849

AAM 24-1 Debt
Promissory Notes - Honeywell	15,000	15,000	2/22/2031	8.50%		Non-recourse
Total	15,000	15,000

Total Debt	127,470	113,459

Unamortized Premiums and Debt Issuance Costs	(671)	(533)
Total Debt, net	$126,799	$112,926
At September 30, 2024, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
September 30, 2025	$12,390
September 30, 2026	38,064
September 30, 2027	8,874
September 30, 2028	4,429
September 30, 2029	6,693
Thereafter	57,020
127,470
Unamortized Premiums and Debt Issuance Costs	(671)
$126,799
1 The revolver and term notes with MBT were fully paid off with the proceeds from the new credit agreement with Alerus. The Company terminated all commitments under the credit facility with MBT as of August 29, 2024.
2 Does not include $9.0 million held by wholly-owned subsidiaries of the Company.
3 Includes Air T's guarantee of approximately $1.6 million.

13.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased during the quarter ended September 30, 2024. The excise tax incurred in connection with the Company's stock repurchases during the six months ended September 30, 2024 was not material.

14.    Geographical Information
Total tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States, are summarized in the following table as of September 30, 2024 and March 31, 2024 (in thousands):

	September 30, 2024	March 31, 2024
United States	$20,582	$20,807
Foreign	15,915	306
Total tangible long-lived assets, net	$36,497	$21,113

The net book value of tangible long-lived assets located within each individual foreign country at September 30, 2024 and March 31, 2024 is listed below (in thousands):

	September 30, 2024	March 31, 2024
Bulgaria	$15,617	$—
Thailand	239	252
Other	59	54
Total tangible long-lived assets, net	$15,915	$306

Total revenue, in and outside the United States, is summarized in the following table for the six months ended September 30, 2024 and September 30, 2023 (in thousands):

	Six Months Ended September 30,
	2024	2023
United States	$123,912	$128,435
Foreign	23,742	21,962
Total revenue	$147,654	$150,397

15.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts, and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues by Segment:
Overnight Air Cargo
Domestic	$31,137	$28,099	$60,680	$55,236
International	50	98	890	689
Total Overnight Air Cargo	31,187	28,197	61,570	55,925
Ground Equipment Sales:
Domestic	13,872	8,833	19,671	20,532
International	582	3,413	2,138	3,501
Total Ground Equipment Sales	14,454	12,246	21,809	24,033
Commercial Jet Engines and Parts:
Domestic	22,695	28,763	41,155	50,730
International	10,231	7,715	18,021	15,594
Total Commercial Jet Engines and Parts	32,926	36,478	59,176	66,324
Corporate and Other:
Domestic	1,283	1,019	2,406	1,937
International	1,392	1,026	2,693	2,178
Total Corporate and Other	2,675	2,045	5,099	4,115
Total	81,242	78,966	147,654	150,397

Operating Income (Loss):
Overnight Air Cargo	1,807	2,039	3,645	3,974
Ground Equipment Sales	418	(12)	(358)	(97)
Commercial Jet Engines and Parts	3,648	1,152	4,743	2,629
Corporate and Other	(1,974)	(2,418)	(4,709)	(5,084)
Total	3,899	761	3,321	1,422

Capital Expenditures:
Overnight Air Cargo	70	46	261	204
Ground Equipment Sales	158	25	212	58
Commercial Jet Engines and Parts	14,612	21	14,674	141
Corporate and Other	—	61	32	154
Total	14,840	153	15,179	557

Depreciation and Amortization:
Overnight Air Cargo	112	90	210	175
Ground Equipment Sales	95	35	190	70
Commercial Jet Engines and Parts	369	189	560	380
Corporate and Other	373	386	749	764
Total	$949	$700	$1,709	$1,389

16.    Commitments and Contingencies
Put/Call Options and Earnout

Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount valued at $1.1 million. Under the Redemption Agreement, the Seller is entitled to an annual earnout payment equal to 9.14% of Contrail's adjusted EBITDA over $7.0 million in each fiscal year beginning on March 31, 2025 and continuing through March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate the earnout payments annually within 30 days following the completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. The earnout pursuant to the Redemption Agreement is a Level 3 fair value measurement that is valued at $1.4 million as of September 30, 2024 with an increase in value from the effective date of April 1, 2024 in the amount of $0.3 million included as part of other non-operating income in the condensed consolidated statements of income (loss).
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

In February 2022, in connection with the Company's acquisition of GdW, a consolidated subsidiary of Shanwick, the Company entered into a shareholder agreement with the 30.0% non-controlling interest owners of Shanwick, providing for the governance of and the terms of membership interests in Shanwick. The shareholder agreement includes the Shanwick Put/Call Option with regard to the 30.0% non-controlling interest. The non-controlling interest holders are the executive management of the underlying business. The Shanwick Put/Call Option grants the Company an option to purchase the 30.0% interest at the call option price that equals the average EBIT over the three Financial Years prior to the exercise of the Call Option multiplied by eight. In addition, the Shanwick Put/Call Option also grants the non-controlling interest owners an option to require the Company to purchase from them their respective ownership interests at the Put Option price, that is equal to the average EBIT over the three Financial Years prior to the exercise of the Put Option multiplied by seven and one-half. The Call Option and the Put Option may be exercised at any time from the fifth anniversary of the shareholder agreement and then only at the end of each fiscal year of Air T ("Shanwick RNCI").

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

The Shanwick RNCI and Contrail RNCI are measured at the higher of their carrying value or their redemption value. As of September 30, 2024, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	Total
Beginning Balance as of April 1, 2024	$5,540	$7,436	$12,976
Contribution from non-controlling members	—	—	—
Distribution to non-controlling members	(323)	(120)	(443)
Net income attributable to non-controlling interests	25	325	350
Other comprehensive income attributable to the RNCI	(183)	—	(183)
Redemption value adjustments	466	—	466
Redemption of non-controlling interests	—	(5,899)	(5,899)
Ending Balance as of September 30, 2024	$5,525	$1,742	$7,267

Crestone Asset Management, LLC and CJVII, LLC

For CAM's Investment Function, as described in Note 8, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of September 30, 2024, for its Investment Function, the Company has contributed $10.6 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series. The Company fulfilled its Investment Function initial commitment to CAM in fiscal year 2023.
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

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Through September 30, 2024, options to purchase up to 326,000 shares have been granted under the Plan. The options vest annually over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point. On the preceding two vesting dates, June 30, 2024 and June 30, 2023, a total of 33,000 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. For the three and six months ended September 30, 2024, 18,000 and 26,000 unvested shares, respectively, were forfeited due to employee departures resulting in the reversal of previously recognized expense of $28.0 thousand and $53.0 thousand, respectively. For the three and six months ended September 30, 2024, total compensation cost recognized under the Plan was $30.0 thousand and $72.0 thousand. As of September 30, 2024, options to purchase up to 202,400 shares are outstanding under the Plan. No options were exercisable as of September 30, 2024.

17.     Guarantees

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

The maximum potential payments for nonfinancial guarantees were $4.8 million and $10.1 million at September 30, 2024 and March 31, 2024, respectively. The reduction in the maximum potential payments required for nonfinancial guarantees this quarter, compared to March 31, 2024, stems from a strategic decision to sell the aircraft instead of maintaining it on lease, thereby mitigating future payment obligations for the underlying asset. The carrying value of recorded liabilities related to nonfinancial guarantees was $0 at both September 30, 2024 and March 31, 2024.

18.     Subsequent Events

On October 16, 2024, the Company and AAM 24-1, LLC, a wholly-owned subsidiary of the Company ("AAM 24-1") entered into a Second Note Purchase Agreement (the “Second NPA”) with Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Trust ("Honeywell"). The Second NPA amended and restated the terms of the Company’s previously disclosed Note Purchase Agreement (the “Original NPA”), which was filed in a Current Report on Form 8-K on February 26, 2024. Under the Original NPA, AAM 24-1 had issued and sold $15.0 million of 8.5% senior secured notes. The Second NPA amended and restated the amount issued and sold to $30.0 million of 8.5% senior secured notes (collectively the "Notes") to Honeywell, which includes the $15.0 million from the Original NPA bringing the total indebtedness to $30.0 million. The Notes mature on March 1, 2031 and bear an annual interest at a rate of 8.5%. In addition to the 160,000 previously pledged TruPs, 160,000 newly-issued shares of TruPs held by AAM 24-1 are now pledged to Honeywell, in connection with the closing of the Second NPA.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2024, to and including September 30, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Results of Operations

Second Quarter Fiscal 2025 Compared to Second Quarter Fiscal 2024
Consolidated revenue for the three-month period ended September 30, 2024 increased by $2.3 million (2.9%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended September 30, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2024	2023
Overnight Air Cargo	$31,187	$28,197	$2,990	10.6%
Ground Equipment Sales	14,454	12,246	2,208	18.0%
Commercial Jet Engines and Parts	32,926	36,478	(3,552)	(9.7)%
Corporate and Other	2,675	2,045	630	30.8%
	$81,242	$78,966	$2,276	2.9%
Revenues from the overnight air cargo segment for the three-month period ended September 30, 2024 increased by $3.0 million (10.6%) compared to the second quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees due to increased fleet of 105 aircraft in the current year quarter compared to 85 aircraft in the prior year quarter and additional routes granted by FedEx.

The ground equipment sales segment contributed approximately $14.5 million and $12.2 million to the Company’s revenues for the three-month period ended September 30, 2024 and 2023 respectively, representing a $2.2 million (18.0%) increase in the current quarter. The increase was primarily driven by the higher number of deicing trucks sold in the current year quarter compared to prior year's comparable quarter. At September 30, 2024, the ground equipment sales segment’s order backlog was $9.1 million compared to $7.0 million at September 30, 2023.
The commercial jet engines and parts segment contributed $32.9 million of revenues in the quarter ended September 30, 2024 compared to $36.5 million in the comparable prior year quarter, which is a decrease of $3.6 million (9.7%). The decrease was primarily driven by four whole engine sales at Contrail in the prior year’s quarter compared to none in the current year’s quarter. This was partially offset by the increase in component part sales in the current year’s quarter compared to prior year’s quarter. We believe Contrail's increased component part sales is driven by airlines’ focusing on maintaining existing fleets of 737NG and A320CEO aircraft, because new orders from the OEMs have been cancelled or delayed. The company is in a position to satisfy customer demand through available inventory and expertise in serviceable aftermarket material.
Revenues from the corporate and other segment for the three-month period ended September 30, 2024 increased by $0.6 million (30.8%) compared to the second quarter of the prior fiscal year. The increase was primarily attributable to increased software subscriptions at Shanwick.

Following is a table detailing operating income (loss) by segment during the three months ended September 30, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2024	2023
Overnight Air Cargo	$1,807	$2,039	$(232)
Ground Equipment Sales	418	(12)	430
Commercial Jet Engines and Parts	3,648	1,152	2,496
Corporate and Other	(1,974)	(2,418)	444
	$3,899	$761	$3,138
Consolidated operating income for the quarter ended September 30, 2024 was $3.9 million, compared to operating income of $0.8 million in the comparable quarter of the prior year.
The overnight air cargo segment's operating income for the three-month period ended September 30, 2024 was $1.8 million compared to operating income of $2.0 million in the same quarter in the prior fiscal year. This decrease was primarily attributable to higher salaries expense.
The ground equipment sales segment's operating income for the quarter ended September 30, 2024 was $0.4 million compared to the prior year comparable quarter's operating loss of $12.0 thousand. This increase was primarily attributable to the higher sales noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated operating income of $3.6 million in the current year quarter compared to an operating income of $1.2 million in the prior year quarter. Even though the segment revenue was lower compared to the prior year quarter, the increase in operating income in the current quarter was primarily attributable to higher profit margins on Contrail's component sales compared to the prior year comparable quarter.
The corporate and other segment's operating loss for the three-month period ended September 30, 2024 was $2.0 million compared to the prior year comparable quarter's operating loss of $2.4 million. The decrease in operating loss was attributable to increased sales noted in the segment revenue discussion above.
Following is a table detailing non-operating income (expense) during the three months ended September 30, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2024	2023
Interest expense	$(2,162)	$(1,853)	$(309)
Income from equity method investments	2,346	748	1,598
Other	(784)	(777)	(7)
	$(600)	$(1,882)	$1,282
The Company had net non-operating loss of $0.6 million during the quarter ended September 30, 2024, compared to net non-operating loss of $1.9 million in the prior year quarter. The decrease in non-operating loss was primarily driven by a $1.6 million increase in net income allocated to the Company from equity method investments as mentioned in Note 8 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q. This is partially offset by a $0.3 million increase in interest expense.

During the three-month period ended September 30, 2024, the Company recorded $0.3 million in income tax expense at an ETR of 10.2%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2024 were the valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI, and BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.

During the three-month period ended September 30, 2023, the Company recorded income tax expense of $0.5 million at an ETR of (43.4)%. The Company records income taxes using an estimated tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2023 were the change in valuation allowance related to the Company's U.S. consolidated group, DSI, DTI, and LGSS, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.

First Six Months of Fiscal 2025 Compared to First Six Months of Fiscal 2024

Following is a table detailing revenue by segment, net of intercompany during the six months ended September 30, 2024 compared to the same period in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2024	2023
Overnight Air Cargo	$61,570	$55,925	$5,645	10.1%
Ground Equipment Sales	21,809	24,033	(2,224)	(9.3)%
Commercial Jet Engines and Parts	59,176	66,324	(7,148)	(10.8)%
Corporate and Other	5,099	4,115	984	23.9%
	$147,654	$150,397	$(2,743)	(1.8)%
Revenues from the overnight air cargo segment for the six months ended September 30, 2024 increased by $5.6 million (10.1%) compared to the six months ended September 30, 2023. The increase was principally attributable to higher administrative fees due increased fleet of 105 aircraft in the current year compared to 85 aircraft in the prior year and additional routes granted by FedEx.

The ground equipment sales segment's revenue for the six-month period ended September 30, 2024 was $21.8 million compared to $24.0 million in the same period in the prior fiscal year. The decrease was primarily driven by the lower number of deicing trucks sold during the first three months of the current year compared to the prior year. We believe that the decline in sales for this segment is directly attributable to a decreased demand for deicing trucks across the entire industry, driven by the recent milder winters.
The commercial jet engines and parts segment contributed $59.2 million of revenues in the six months ended September 30, 2024 compared to $66.3 million in the comparable prior year six months period. The decrease was primarily driven by a total of five whole engine sales at Contrail and Worthington combined in the prior year compared to none in the current year. This is partially offset by Contrail's higher component part sales in the current year compared to prior year. We believe Contrail's increased component part sales is driven by airlines focusing on their existing fleets of 14,000 aircraft due to the cancellation or delay of new orders from the OEMs, allowing the company to leverage its expertise and serviceable engine portfolio to meet immediate demands.
Revenues from the corporate and other segment in the six months ended September 30, 2024 increased by $1.0 million (23.9%) compared to the six months ended September 30, 2023. The increase was primarily attributable to increased software subscriptions at Shanwick.

Following is a table detailing operating income (loss) by segment during the six months ended September 30, 2024 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2024	2023
Overnight Air Cargo	$3,645	$3,974	$(329)
Ground Equipment Sales	(358)	(97)	(261)
Commercial Jet Engines and Parts	4,743	2,629	2,114
Corporate and Other	(4,709)	(5,084)	375
	$3,321	$1,422	$1,899

Consolidated operating income for the six months ended September 30, 2024 was $3.3 million compared to an operating income of $1.4 million for the comparable six months of the prior year.
The overnight air cargo segment's operating income for the six months ended September 30, 2024 was $3.6 million compared to operating income of $4.0 million in the prior year comparable period. This decrease was primarily attributable to higher salaries expense.
The ground equipment sales segment's operating loss for the six months ended September 30, 2024 was $0.4 million compared to operating loss of $0.1 million in the prior year comparable period. The increased loss was primarily attributable to lower sales during the first three months noted above.
The commercial jet engines and parts segment generated operating income of $4.7 million in the current year six-month period compared to operating income of $2.6 million in the prior year six-month period. The increase was primarily attributable to Contrail's higher profit margin on component part sales in the current year compared to the prior year.
The corporate and other segment's operating loss for the six-month period ended September 30, 2024 was $4.7 million compared to an operating loss of $5.1 million in the prior year comparable period. The decrease in operating loss was primarily driven by the revenue increase noted above.
Following is a table detailing non-operating income (expense) during the six months ended September 30, 2024 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2024	2023
Interest expense	$(4,108)	$(3,662)	$(446)
Income from equity method investments	4,269	1,439	2,830
Other	(80)	(136)	56
	$81	$(2,359)	$2,440
The Company had a net non-operating income of $0.1 million for the six months ended September 30, 2024 compared to a net non-operating loss of $2.4 million in the prior year six-month period. The decrease in non-operating loss was primarily driven by a $2.8 million increase in net income allocated to the Company from equity method investments as mentioned in Note 8 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q. This is partially offset by a $0.4 million increase in interest expense.
During the six-month period ended September 30, 2024, the Company recorded income tax expense of $0.4 million at an ETR of 11.96%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the six-month period ended September 30, 2024 were the valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI and BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.
During the six-month period ended September 30, 2023, the Company recorded income tax expense of $0.7 million at an ETR of (74.5)%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the six-month period ended September 30, 2023 were the valuation allowance related to the Company's U.S. consolidated group, DSI, DTI, LGSS, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended September 30, 2024.
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
Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. We expect that issues caused by economic and business issues will continue beyond the current fiscal year. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024.
Liquidity and Capital Resources
As of September 30, 2024, the Company held approximately $9.2 million in cash and cash equivalents and restricted cash. The Company also held $1.0 million in restricted investments held as statutory reserve of SAIC. The Company has an aggregate of approximately $25.3 million in available funds under its lines of credit as of September 30, 2024.
As of September 30, 2024, the Company’s working capital amounted to $57.5 million, an increase of $1.5 million compared to March 31, 2024.
As mentioned in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on May 30, 2024, Contrail, a majority-owned subsidiary of the Company, entered in the Redemption Agreement with Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, effective as of April 1, 2024. The purchase price for the redeemed interest is $4.6 million, plus an earnout amount. The cash purchase price is payable through the OCAS Loan, payable beginning on May 1, 2024 and monthly thereafter for a 12-month period of interest payments only with the outstanding balance amortized and paid over the following three years. Interest accrues on the principal amount at an annual rate equal to the 10-year Treasury bond yield plus 375 basis points, compounded monthly. The rate adjusts on each anniversary date of the note. The payment obligation under the note may be deferred if Contrail’s forecast indicates that any payment following the first 12-month period would cause a loan default or a loan default exists. Initially, the payment obligation would revert back to interest only, unless a default exists, in which case no payment would be required. If Contrail is unable to make a payment for 12 months, then interest shall cease to accrue. The note is expressly subordinated to the payment in full of all indebtedness of Contrail on or prior to the date of the note or thereafter created. See additional details on the OCAS Loan in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report.
As mentioned in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on August 29, 2024, the Company and twelve of the Company’s subsidiaries entered into a New Credit Agreement with Alerus Financial, National Association. The New Credit Agreement provides the Revolver - Alerus in an initial maximum principal amount of up to $14.0 million. Availability under the Revolver - Alerus is subject to a borrowing base and provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $3.0 million, with the outstanding amount of any such letters of credit reducing availability for borrowings under the revolving credit facility. Revolver - Alerus matures on February 28, 2026 and balance outstanding will bear interest at a rate per annum equal to the greater of 5.00% or one-month SOFR plus 2.00%.

In addition to the Revolver - Alerus, the New Credit Agreement provides for two secured term loans – Term Note A - Alerus and Term Note B - Alerus. Term Note A - Alerus is a loan in the principal amount of $10.7 million that matures on August 15, 2029 that bears interest at a rate per annum equal to the greater of 5.00% or one-month SOFR plus 2.00%. Term Note A - Alerus requires monthly payments of principal commencing September 15, 2024 with such payments set at a seven year level principal amortization and a payment of $3.2 million due at maturity. A prepayment premium based on the amount prepaid is due in certain circumstances.

Term Note B - Alerus is a loan in the principal amount of $2.3 million that matures on August 15, 2029 and bears interest at a rate per annum equal to the greater of 5.00% or one-month SOFR plus 2.00%. Term Note B - Alerus requires monthly payments of principal commencing September 15, 2024 with such payments set at a 25 year level principal amortization and a payment of $1.8 million due at maturity. A prepayment premium based on the amount prepaid is due in certain circumstances.

The Borrowers are co-borrowers under the New Credit Agreement and each of the notes. The obligations of the Borrowers under the New Credit Agreement and the notes are secured by a first priority security interest in substantially all of the Borrowers' current assets, including accounts receivable and inventory. The Company is not a borrower under the New Credit Agreement but has guaranteed the obligations of the Borrowers owed to the Lender. In addition, Air T, Inc. has pledged a brokerage account of marketable securities held at a securities intermediary to secure the obligations. Furthermore, the obligations are further secured by a deed of trust on approximately 4.626 acres of real estate that includes a 13,000 square foot office building in Denver, North Carolina.

In connection with the closing of the New Credit Agreement, the Company and its subsidiaries used proceeds from the new financing to satisfy and discharge all obligations, and terminated all commitments, under the Company’s existing secured credit facility with Minnesota Bank & Trust. The Company incurred no termination penalties in connection with such termination.
As mentioned in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on September 12, 2024, Contrail entered into the Fifth Amendment to the Master Loan Agreement dated June 24, 2019 and Supplement #11 to the Master Loan Agreement, and Term Note J with ONB. Term Note J is a term loan in the principal amount of $10.0 million. The loan bears a variable monthly interest rate at the 1-month SOFR Rate plus 3.86% and requires equal monthly payments of principal and interest until the loan maturity date of September 12, 2028. The loan requires compliance with covenants that require minimum Tangible Net Worth of $15.0 million and a Quarterly Cash Flow Coverage of not less than 1.25 to 1.0. In order to induce ONB to enter into these agreements, Contrail and OCAS, Inc. entered into a subordination agreement dated September 12, 2024 to address certain loan matters and to establish the priority of repayment of Contrail’s debt to ONB over the OCAS Loan in the original principal amount of $4.6 million.

The Company believes that it has sufficient cash on hand and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows
Following is a table of changes in cash flow for the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$3,044	$15,897
Net cash (used in) provided by investing activities	(14,195)	156
Net cash provided by (used in) financing activities	12,494	(17,229)
Effect of foreign currency exchange rates on cash and cash equivalents	(2)	9
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$1,341	$(1,167)
Net cash provided by operating activities was $3.0 million for the six-month period ended September 30, 2024 compared to net cash provided in operating activities of $15.9 million in the prior year six-month period. The decrease in operating cash flows was primarily driven by changes in inventory and accounts receivable, which had a net impact of $7.9 million and $8.8 million, respectively. Inventory decreased by $8.8 million in the current year period, compared to a larger decrease of $16.7 million in the prior year period, reflecting higher engine sales in the commercial jet engines and parts segment in the prior year period. Accounts receivable increased by $8.2 million in the current year due to the timing of component sales, whereas in the prior year, accounts receivable decreased by $0.6 million. These changes were partially offset by a $3.0 million net change in net income after adjustments in the current year period compared to the prior year period.
Net cash used in investing activities for the six-month period ended September 30, 2024 was $14.2 million compared to net cash provided by investing activities of $0.2 million in the prior year period. The cash used in investing activities was primarily driven by capital expenditures related to assets on lease in the current year at Contrail.
Net cash provided by financing activities for the six-month period ended September 30, 2024 was $12.5 million compared to net cash used in financing activities of $17.2 million in the prior year period. The cash provided by financing activities in the current year six- period was primarily driven by $13.5 million more proceeds and $16.4 million less payments on the Company's term loans and revolving lines of credit compared to the prior year six-month period.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. There was no depreciation expense for leased engines during the three or six months ended September 30, 2024 and 2023.

Management believes that Adjusted EBITDA is a useful measure of the Company's performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. We may periodically review and update our non-GAAP financial measures based on our determination of their relevance to our business which could result in the addition or elimination of select non-GAAP financial measures in the future. Adjusted EBITDA is not intended to replace or be an alternative to operating income (loss), the most directly comparable amounts reported under GAAP.

The tables below provide a reconciliation of operating income to Adjusted EBITDA for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three months ended		Six months ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Operating income	$3,899	$761	$3,321	$1,422
Depreciation and amortization (excluding leased engines depreciation)	949	700	1,709	1,389
Asset impairment, restructuring or impairment charges	124	3	503	5
Gain on sale of property and equipment	(8)	(2)	(8)	(8)
TruPs issuance expenses	28	47	129	93
Share-based compensation	2	79	18	157
Severance expenses	39	2	218	2
Adjusted EBITDA	$5,033	$1,590	$5,890	$3,060

The table below provides Adjusted EBITDA by segment for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three months ended		Six months ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Overnight Air Cargo	$1,950	$2,127	$3,897	$4,142
Ground Equipment Sales	513	23	1	(28)
Commercial Jet Engines and Parts	4,141	1,339	5,806	3,009
Corporate and Other	(1,571)	(1,899)	(3,814)	(4,063)
Adjusted EBITDA	$5,033	$1,590	$5,890	$3,060

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of September 30, 2024, there are $43.3 million in Trust Preferred Securities outstanding ($9.0 million held by the wholly-owned subsidiaries of the Company).

The Trust is a “finance subsidiary” of Air T within the meaning of Rule 3‑10 of Regulation S‑X under the Securities Act of 1933, as amended, and as a result the Air T Funding does not file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2024. Our exposures to market risk have not changed materially since March 31, 2024.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2024. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)    On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. As of September 30, 2024, 809,636 shares may be repurchased pursuant to this program.

No shares were repurchased during the quarter ended September 30, 2024.

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Credit Agreement by and among AirCo, LLC, a North Carolina limited liability company, Airco 2, LLC, a Kansas limited liability company, Air’Zona Aircraft Services, Inc., an Arizona corporation, AirCo Services, LLC, a North Carolina limited liability company, CSA Air, Inc., a North Carolina corporation, Global Ground Support, LLC, a North Carolina limited liability company, Jet Yard, LLC, an Arizona limited liability company, Jet Yard Solutions, LLC, an Arizona limited liability company, Mountain Air Cargo, Inc., a North Carolina corporation, Stratus Aero Partners LLC, a Delaware limited liability company, Worldwide Aircraft Services, Inc., a Kansas corporation, and Worthington Aviation, LLC, a North Carolina limited liability company, as Borrowers, Air T, Inc. as Loan Party Agent and Alerus Financial, National Association executed August 29, 2024, without schedules, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.2
Form of Revolving Credit Note by the Borrowers executed August 29, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.3
Form of Term Note A by the Borrowers executed August 29, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.4
Form of Term Note B by the Borrowers executed August 29, 2024, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.5
Form of Security Agreement by the Borrowers in favor of Alerus Financial executed August 29, 2024, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.6
Form of Pledge Agreement by Air T, Inc. in favor of Alerus Financial executed August 29, 2024, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.7	Form of Guaranty of Air T, Inc. executed August 29, 2024, incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.8
Form of Aircraft Lease Agreement between CASP Leasing I, LLC and Electra Airways OOD – Aircraft #1, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 5, 2024 (Commission File No. 001-35476).*

10.9
Form of Aircraft Lease Agreement between CASP Leasing I, LLC and Electra Airways OOD – Aircraft #2, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 5, 2024 (Commission No. 001-35476).*

10.10
Fifth Amendment to Master Loan Agreement by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank dated September 12, 2024, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission No. 001-35476).

10.11
Supplement #11 to Master Loan Agreement made and entered into by Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, CASP Leasing I, LLC and Old National Bank dated September 12, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission No. 001-35476).*

10.12
Term Note J by Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and CASP Leasing I, LLC dated September 12, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission No. 001-35476).

10.13
Subordination Agreement among Old National Bank, OCAS, Inc. and Contrail Aviation Support, LLC dated September 12, 2024, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission No. 001-35476).

10.14
Note Purchase Agreement among Air T, Inc., AAM 24-1, LLC, Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Trust, dated October 16, 2024, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2024 (Commission No. 001-35476).

10.15	Form of Senior Secured Promissory Note, dated October 16, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2024 (Commission No. 001-35476).

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: November 12, 2024

/s/ Tracy Kennedy
Tracy Kennedy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)