Form 10-Q
period 2024-12-31
AIR T INC
filed 2025-02-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2024
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at January 31, 2025	2,725,916

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating Revenues:
Overnight air cargo	$30,592	$29,018	$92,162	$84,944
Ground equipment sales	11,846	8,441	33,655	32,474
Commercial jet engines and parts	32,688	24,139	91,865	90,463
Corporate and other	2,754	2,158	7,853	6,273
	77,880	63,756	225,535	214,154

Operating Expenses:
Overnight air cargo	25,625	24,504	77,661	71,841
Ground equipment sales	10,252	6,964	29,181	27,854
Commercial jet engines and parts	23,685	19,322	65,177	72,562
Corporate and other	993	603	2,724	2,102
General and administrative	14,181	13,272	42,617	37,896
Depreciation and amortization	1,328	699	3,038	2,088
	76,064	65,364	220,398	214,343

Operating Income (Loss)	1,816	(1,608)	5,137	(189)

Non-operating (Expense) Income:
Interest expense	(2,561)	(1,528)	(6,670)	(5,189)
Income from equity method investments	661	1,038	4,930	2,477
Other	(812)	142	(892)	8
	(2,712)	(348)	(2,632)	(2,704)

(Loss) Income before income taxes	(896)	(1,956)	2,505	(2,893)

Income Tax Expense	347	153	754	851

Net (Loss) Income	(1,243)	(2,109)	1,751	(3,744)

Net Income Attributable to Non-controlling Interests	(54)	(870)	(863)	(1,375)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(1,297)	$(2,979)	$888	$(5,119)

(Loss) Income per share (Note 5)
Basic	$(0.47)	$(1.06)	$0.32	$(1.82)
Diluted	$(0.47)	$(1.06)	$0.32	$(1.82)

Weighted Average Shares Outstanding:
Basic	2,756	2,822	2,755	2,820
Diluted	2,756	2,822	2,755	2,820
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In Thousands)	2024	2023	2024	2023
Net (Loss) Income	$(1,243)	$(2,109)	$1,751	$(3,744)
Foreign currency translation (loss) gain	(615)	216	54	(19)
Reclassification of interest rate swaps into earnings	(207)	(188)	(558)	(568)
Redemption of non-controlling interest	—	—	146	—
Other	539	(38)	359	2
Total Other Comprehensive (Loss) Gain	(283)	(10)	1	(585)
Total Comprehensive (Loss) Income	(1,526)	(2,119)	1,752	(4,329)
Comprehensive Income Attributable to Non-controlling Interests	(54)	(870)	(863)	(1,375)
Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(1,580)	$(2,989)	$889	$(5,704)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2024	March 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$18,458	$7,100
Restricted cash	309	743
Restricted investments	1,182	1,392
Accounts receivable, net of allowance for doubtful accounts of $1,685 and $1,420	24,583	22,911
Inventories, net	38,539	60,720
Prepaid expenses	2,590	2,351
Due from Crestone Asset Management, LLC ("CAM") for expense reimbursements	120	3,093
Other current assets (includes $418 and $531 measured at fair value)	4,336	4,567
Total Current Assets	90,117	102,877

Notes Receivable - Lendway, Inc. ("Lendway")	3,500	—
Notes Receivable - CAM	2,500	—
Assets on lease or held for lease, net of accumulated depreciation of $915 and $8	15,249	252
Property and equipment, net of accumulated depreciation of $8,896 and $7,705	20,564	20,861
Intangible assets, net of accumulated amortization of $5,943 and $5,119	9,984	10,978
Right-of-use ("ROU") assets	13,597	11,376
Equity method investments	18,743	16,653
Other assets (includes $735 and $1,909 measured at fair value)	2,976	3,630
Goodwill	10,393	10,540
Total Assets	187,623	177,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	10,231	15,072
Income tax payable	71	139
Accrued expenses and other (Note 3)	16,296	15,511
Current portion of long-term debt	17,519	14,358
Current portion of long-term debt - related party (Note 12)	922	—
Short-term lease liability	2,292	1,761
Total Current Liabilities	47,331	46,841

Long-term debt	105,356	98,568
Long-term debt - related party (Note 12)	3,648	—
Deferred income tax liabilities, net	2,447	2,447
Long-term lease liability	12,265	10,515
Other non-current liabilities	2,576	—
Total Liabilities	173,623	158,371

Redeemable non-controlling interests	7,095	12,976

Commitments and contingencies (Note 16)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,742,259 and 2,775,163 shares outstanding	758	758
Treasury stock, 287,986 shares at $19.55 and 256,850 shares at $19.31	(5,631)	(4,959)
Additional paid-in capital	908	859
Retained earnings	9,158	8,192
Accumulated other comprehensive loss	(79)	(80)
Total Air T, Inc. Stockholders' Equity	5,114	4,770
Non-controlling Interests	1,791	1,050
Total Equity	6,905	5,820
Total Liabilities and Equity	$187,623	$177,167
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Nine Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,751	$(3,744)
Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	3,038	2,088
Income from equity method investments	(4,930)	(2,477)
Other	3,219	1,458
Change in operating assets and liabilities:
Accounts receivable	(2,131)	8,865
Inventories	21,293	17,061
Accounts payable	(4,840)	3,087
Accrued expenses	741	(1,105)
Employee retention credit receivable	—	940
Other	1,236	(3,028)
Net cash provided by operating activities	19,377	23,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(2,292)	(1,086)
Distribution from unconsolidated entities	4,624	2,087
Capital expenditures related to property & equipment	(932)	(678)
Capital expenditures related to assets on lease or held for lease	(14,598)	—
Disbursements for note receivable - Lendway	(3,500)	—
Other	(102)	(104)
Net cash (used in) provided by investing activities	(16,800)	219
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	105,336	84,735
Payments on lines of credit	(93,212)	(99,426)
Proceeds from term loan	24,850	—
Payments on term loan	(28,667)	(17,116)
Proceeds from issuance of Trust Preferred Securities ("TruPs")	548	7,285
Other	(868)	(629)
Net cash provided by (used in) financing activities	7,987	(25,151)
Effect of foreign currency exchange rates on cash and cash equivalents	360	(116)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	10,924	(1,903)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,843	7,090
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	18,767	5,187

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equipment in inventory transferred to assets on lease	112	—
Assumption of liabilities to acquire assets on lease	720	—
Non-cash contribution from non-controlling interest	475	—
Contingent earnout for Contrail Aviation Support, LLC ("Contrail") redeemed interest	1,104	—
Related-party note payable for Contrail redeemed interest	4,570	—
Due from CAM expense reimbursements converted into notes receivable - CAM	2,500	—
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

Net loss*	—	—	—	—	—	(531)	—	(9)	(540)

Repurchase of common stock	—	—	1	(15)	—	—	—	—	(15)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(65)	—	(65)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	134	—	—	134

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	24	—	24

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(192)	—	(192)

Balance, June 30, 2023	3,027	757	209	(4,098)	807	13,289	583	1,069	12,407

Net loss*	—	—	—	—	—	(1,609)	—	(19)	(1,628)

Exercise of stock options	3	1	—	—	25	—	—	—	26

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation loss	—	—	—	—	—	—	(170)	—	(170)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	412	—	—	412

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	16	—	16

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(188)	—	(188)

Balance, September 30, 2023	3,030	758	209	(4,098)	911	12,092	241	1,050	10,954

Net (loss) income*	—	—	—	—	—	(2,979)	—	9	(2,970)

Stock compensation expense	—	—	—	—	79	—	—	—	79

Foreign currency translation gain	—	—	—	—	—	—	216	—	216

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	(99)	—	—	(99)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	(38)	—	(38)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(188)	—	(188)

Balance, December 31, 2023	3,030	$758	209	$(4,098)	$990	$9,014	$231	$1,059	$7,954

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820

Net loss*	—	—	—	—	—	(335)	—	(5)	(340)

Repurchase of common stock	—	—	13	(301)	—	—	—	—	(301)

Stock option forfeiture (Note 16)	—	—	—	—	(25)	—	—	—	(25)

Stock compensation expense	—	—	—	—	42	—	—	—	42

Foreign currency translation loss	—	—	—	—	—	—	(50)	—	(50)

Redemption of non-controlling interest	—	—	—	—	—	78	146	—	224

Unrealized gain on interest rate swaps	—	—	—	—	—	—	1	—	1

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(203)	—	(203)

Balance, June 30, 2024	3,030	758	270	(5,260)	876	7,935	(186)	1,045	5,168

Net income (loss)*	—	—	—	—	—	2,520	—	(1)	2,519

Stock option forfeiture (Note 16)	—	—	—	—	(28)	—	—	—	(28)

Stock compensation expense	—	—	—	—	30	—	—	—	30

Foreign currency translation gain	—	—	—	—	—	—	719	—	719

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(148)	—	(148)

Initial consolidation of CASP, LLC	—	—	—	—	—	—	—	730	730

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	2	—	2

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(183)	—	(183)

Balance, September 30, 2024	3,030	758	270	(5,260)	878	10,455	204	1,774	8,809

Net (loss) income*	—	—	—	—	—	(1,297)	—	17	(1,280)

Repurchase of common stock	—	—	18	(371)	—	—	—	—	(371)

Stock compensation expense	—	—	—	—	30	—	—	—	30

Foreign currency translation loss	—	—	—	—	—	—	(615)	—	(615)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(207)	—	(207)

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	8	—	8

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	531	—	531

Balance, December 31, 2024	3,030	$758	288	$(5,631)	$908	$9,158	$(79)	$1,791	$6,905

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. The unaudited results of operations for the period ended December 31, 2024 are not necessarily indicative of the operating results for the full year.
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

In November 2024, the FASB issued ASU 2024-03- Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this Update require disaggregated disclosure of income statement expenses for public business entities. The Update does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements and disclosures.

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
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Product Sales
Overnight air cargo	$10,513	$10,050	$30,281	$28,428
Ground equipment sales	10,108	8,080	31,258	31,556
Commercial jet engines and parts	29,488	21,381	83,271	81,535
Corporate and other	395	153	862	775
Support Services
Overnight air cargo	20,067	18,929	61,762	56,378
Ground equipment sales	1,486	223	1,939	474
Commercial jet engines and parts	1,846	2,533	6,151	8,393
Corporate and other	1,781	1,478	4,984	3,967
Leasing Revenue
Ground equipment sales	—	24	30	58
Commercial jet engines and parts	1,172	12	1,687	35
Corporate and other	415	397	1,285	1,209
Other
Overnight air cargo	12	39	119	138
Ground equipment sales	252	114	428	386
Commercial jet engines and parts	182	213	756	500
Corporate and other	163	130	722	322

Total	$77,880	$63,756	$225,535	$214,154
See Note 14 for the Company's disaggregated revenues by geographic region and Note 15 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2024 and December 31, 2024 and the amount of contract liabilities as of April 1, 2024 that were recognized as revenue during the nine-month period ended December 31, 2024 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2024 Recognized as Revenue
As of December 31, 2024	$3,956
As of April 1, 2024	$4,359
For the nine months ended December 31, 2024		$(3,613)

3.     Accrued Expenses and Other

(In thousands)	December 31, 2024	March 31, 2024

Salaries, wages and related items	$6,761	$5,296
Profit sharing and bonus	2,220	2,335
Other Deposits	686	1,403
Deferred Income	3,270	2,956
Other	3,359	3,521
Total	$16,296	$15,511

4.    Income Taxes

During the three-month period ended December 31, 2024, the Company recorded $0.3 million in income tax expense at an effective rate ("ETR") of (38.7)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2024 were the valuation allowance related to the Company’s U.S. consolidated group, Delphax Technologies, Inc. (“DTI”), Landing Gear Support Services PTE LTD (“LGSS”), Delphax Solutions, Inc. ("DSI") and BCCM Advisors (Kenya) Limited ("BCCM Kenya"), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the three-month period ended December 31, 2023, the Company recorded income tax expense of $0.2 million at an ETR of (7.8)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2023 were the valuation allowance related to the Company’s U.S. consolidated group, DTI, LGSS, DSI and BCCM Kenya, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the nine-month period ended December 31, 2024, the Company recorded $0.8 million in income tax expense at an ETR of 30.1%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2024, were the valuation allowance related to the Company’s U.S. consolidated group, DTI, LGSS, DSI and BCCM Kenya, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the nine-month period ended December 31, 2023, the Company recorded income tax expense of $0.9 million at an ETR of (29.4)% The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2023 were the valuation allowance related to the Company’s U.S. consolidated group, DTI, LGSS, DSI, and BCCM Kenya, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

5.    Net Earnings (Loss) Per Share
Basic earnings (loss) per share has been calculated by dividing net (loss) income attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted earnings (loss) per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.
As of December 31, 2023, all stock options under the Air T's 2012 Stock Option Plan have either been exercised or expired. Further, of the 203,000 options outstanding as of December 31, 2024 under the Air T's 2020 Omnibus Stock and Incentive Plan, none were exercisable.
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net (loss) income	$(1,243)	$(2,109)	$1,751	$(3,744)
Net income attributable to non-controlling interests	(54)	(870)	(863)	(1,375)
Net (loss) income attributable to Air T, Inc. Stockholders	$(1,297)	$(2,979)	$888	$(5,119)
(Loss) income per share:
Basic	$(0.47)	$(1.06)	$0.32	$(1.82)
Diluted	$(0.47)	$(1.06)	$0.32	$(1.82)
Antidilutive shares excluded from computation of (loss) income per share	—	—	—	—

Weighted Average Shares Outstanding:
Basic	2,756	2,822	2,755	2,820
Diluted	2,756	2,822	2,755	2,820

6.    Intangible Assets and Goodwill
Intangible assets as of December 31, 2024 and March 31, 2024 consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$584	$(506)	$78
Internally developed software	3,562	(1,003)	2,559
In-place lease and other intangibles	1,094	(432)	662
Customer relationships	7,741	(1,810)	5,931
Patents	1,112	(1,111)	1
Other	1,522	(1,081)	441
	15,615	(5,943)	9,672
In-process software	312	—	312
Intangible assets, total	$15,927	$(5,943)	$9,984

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$582	$(452)	$130
Internally developed software	3,657	(790)	2,867
In-place lease and other intangibles	1,094	(348)	746
Customer relationships	8,009	(1,427)	6,582
Patents	1,112	(1,109)	3
Other	1,502	(993)	509
	15,956	(5,119)	10,837
In-process software	141	—	141
Intangible assets, total	$16,097	$(5,119)	$10,978
Based on the intangible assets recorded at December 31, 2024 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2025 (excluding the nine months ended December 31, 2024)	$279
2026	1,082
2027	1,008
2028	948
2029	939
2030	934
Thereafter	4,482
$9,672
The carrying amount of goodwill as of December 31, 2024 and March 31, 2024 was $10.4 million and $10.5 million, respectively. The decrease from the prior fiscal year end balance is attributable to foreign currency translation adjustments related to the goodwill balance at Shanwick. There was no impairment on goodwill during the nine months ended December 31, 2024.

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
On January 7, 2022, Contrail completed an interest rate swap transaction with Old National Bank ("ONB") with respect to the $43.6 million loan made to Contrail in November 2020 pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve ("Contrail - Term Note G"). The purpose of the floating-to-fixed interest rate swap transaction was to effectively fix the loan interest rate at 4.68%. As of February 24, 2022, this swap contract was designated as a cash flow hedging instrument and qualified as an effective hedge in accordance with ASC 815. On March 30, 2023, Contrail made a prepayment of $6.7 million on Contrail - Term Note G. As a result of this prepayment, the Company determined that the interest rate swap on Contrail - Term Note G was no longer an effective hedge. The Company amortizes the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Contrail - Term Note G at the time of de-designation into earnings over the remainder of its term. In addition, any changes in the fair value of Contrail - Term Note G's swap after March 30, 2023 are recognized directly into earnings.
When the interest rate swaps were designated as effective hedges, the effective portion of changes in the fair value on these instruments were recorded in other comprehensive income (loss) and reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transaction affected earnings. The changes in the fair value of the instruments during the three and nine months ended December 31, 2024 and 2023, inclusive of Term Note D - MBT due to its effective hedge designation at the time, were not material. The interest rate swaps are considered Level 2 fair value measurements. As of December 31, 2024 and March 31, 2024, the fair value of these interest-rate swap contracts was an asset of $0.7 million and $1.9 million, respectively, which is included within other assets in the condensed consolidated balance sheets. We estimate that $0.8 million of net unrealized gains related to the interest rate swaps included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

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

The Company's gross unrealized gains and losses on equity securities for the three and nine months ended December 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Unrealized Gains	$142	$487	$582	$1,411
Unrealized Losses	$240	$—	$912	$1,832

These unrealized gains and losses are included in other income (loss) on the condensed consolidated statement of income (loss). As of December 31, 2024 and March 31, 2024, the fair value of these marketable equity securities was an asset of $1.6 million and $1.9 million, respectively, which is included within restricted investments and other current assets in the condensed consolidated balance sheets.

8.    Equity Method Investments
Lendway, Inc. investment
The Company’s investment in Lendway (NASDAQ: LDWY), formerly Insignia Systems, Inc., is accounted for under the equity method of accounting. The Company elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 and pivoted the business towards specialty agricultural finance. On February 26, 2024, Lendway acquired Bloomia B.V. ("Bloomia"), marking its first investment in specialty agriculture and underscoring its strategy of targeting high-quality agricultural assets and enterprises. As of December 31, 2024, the Company owned 487,000 Lendway shares, representing approximately 27.5% of Lendway's outstanding shares.
On August 15, 2024, the Company entered into a delayed draw term loan with Lendway for up to $2.5 million with an interest rate of 8.0%. On September 27, 2024 the borrowing limit was increased to $3.5 million and as of December 31, 2024, $3.5 million has been drawn. All outstanding principal and accrued interest will become due and payable to the Company on the maturity date, which is the earlier of August 15, 2029 or by written demand of the Company after February 15, 2026. Prior to the maturity, Lendway may prepay any accrued interest or principal outstanding without penalty.
Cadillac Casting, Inc. investment
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment, with a basis difference decrease of $0.3 million. The Company recorded a basis difference adjustment of $12.0 thousand and $37.0 thousand in each of the three and nine months ended December 31, 2024.
CCI and Lendway's combined summarized unaudited financial information for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$37,580	$34,365	$135,999	$133,427
Gross Profit	2,051	2,746	15,489	18,076
Operating (loss) income	(2,115)	(124)	928	9,100
Net (loss) income	(2,383)	2,050	(311)	10,439
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
On October 18, 2024, the Company entered into an unsecured promissory note with CAM for $2.5 million with an interest rate of 10.0%, through conversion of a portion of the Company's accounts receivable from CAM. All outstanding principal and accrued interest will become due and payable to the Company on the maturity date, which is October 15, 2027. Prior to the maturity, CAM may prepay any accrued interest or principal outstanding without penalty.
CAM's HLBV net assets, including common interests and investor interests, was $35.4 million and $21.8 million as of December 31, 2024 and 2023, respectively. Additionally, contributions from and distributions to both Air T and MRC for the three and nine months ended December 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Contributions	$2,293	$91	$2,293	$548
Distributions	$5,564	$2,112	$7,841	$3,460
Investment balances for the Company's equity method investees as of December 31, 2024 and March 31, 2024 is as follows (in thousands):

Investment	December 31, 2024	March 31, 2024
Lendway	$1,534	$2,339
CCI	4,208	3,723
CAM	10,864	7,397
Other equity method investments	2,137	3,194
Total	$18,743	$16,653
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the condensed consolidated statements of income (loss), including basis difference adjustments, during the three and nine months ended December 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Investment	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Lendway	$(320)	$313	$(816)	$750
CCI	(267)	169	484	1,508
CAM	1,246	563	5,085	1
Other equity method investments	2	(7)	177	218
Total	$661	$1,038	$4,930	$2,477
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the three and nine months ended December 31, 2024 and 2023, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Three Months Ended		Nine Months Ended
Investment	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Lendway	$—	$—	$—	$—
CCI	—	—	—	452
CAM	1,624	225	3,901	1,421
Other equity method investments	180	45	1,231	214
Total	$1,804	$270	$5,132	$2,087

9.    Inventories
Inventories consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Overnight air cargo:
Finished goods	$1,102	$893
Ground equipment manufacturing:
Raw materials	4,806	5,171
Work in process	1,249	5,244
Finished goods	3,702	2,770
Corporate and other:
Raw materials	1,165	1,003
Finished goods	721	724
Commercial jet engines and parts:
Parts	30,792	49,522
Total inventories	43,537	65,327
Reserves	(4,998)	(4,607)
Total inventories, net of reserves	$38,539	$60,720

10.     Lessor Arrangements
Equipment Leases

The Company leases equipment to third-parties, primarily through Contrail. Leases for aircraft and engines to aviation customers typically have terms ranging from 1 and 4 years under operating lease agreements. On August 26, 2024, Contrail executed the operating agreement for CASP Leasing 1, LLC ("CASP"), a newly created and 95% owned subsidiary of Contrail. On August 29, 2024, CASP entered into two purchase agreements to acquire and subsequently lease two Airbus Model A321-111 aircraft. For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the lease term. The Company depreciates the aircraft and engines on a straight-line basis over the assets' useful life from the acquisition date to an estimated residual value. During the three and nine months ended December 31, 2024, the Company recognized depreciation expense relating to equipment leases of $0.6 million and $0.9 million, respectively. Depreciation expense relating to equipment leases for the three and nine months ended December 31, 2023 was not material.

Future minimum rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. During the respective three and nine months ended December 31, 2024, earned contingent rent on equipment leases totaled approximately $0.7 million. The Company had no contingent rent earned on equipment leases during the three and nine months ended December 31, 2023. As of December 31, 2024, future minimum rental payments to be received under non-cancelable leases are as follows (in thousands):

Year ended March 31,
2025 (excluding the nine months ended December 31, 2024)	$480
2026	3,349
2027	3,317
2028	2,843
Thereafter	—
Total	$9,989
Office leases

The Company, through its wholly owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. Our contractual obligations for offices currently on lease can include termination and renewal options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise. The Company depreciates the assets on a straight-line basis over the assets' useful life. During the three months ended December 31, 2024 and 2023, depreciation expense relating to office leases was $0.1 million. During the nine months ended December 31, 2024 and 2023, depreciation expense relating to office leases was $0.2 million.

During the three and nine months ended December 31, 2024, the Company recognized rental and other revenues related to operating lease payments of $0.4 million and $1.3 million, respectively, of which variable lease payments were $0.2 million and $0.6 million, respectively. During the three and nine months ended December 31, 2023, the Company recognized rental and other revenues related to operating lease payments of $0.4 million and $1.2 million, respectively, of which variable lease payments were $0.2 million and $0.5 million, respectively. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of December 31, 2024:

Year ended March 31,
2025 (excluding the nine months ended December 31, 2024)	$237
2026	937
2027	901
2028	761
2029	684
2030	682
Thereafter	1,824
Total	$6,026

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
The components of lease cost for the three and nine months ended December 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease cost	$755	$473	$2,173	$1,897
Short-term lease cost	343	245	926	628
Variable lease cost	263	247	725	610
Total lease cost	$1,361	$965	$3,824	$3,135
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of December 31, 2024 and March 31, 2024 were as follows (in thousands):

	December 31, 2024	March 31, 2024
Operating leases
Operating lease ROU assets	$13,597	$11,376
Operating lease liabilities	$14,557	$12,276

Weighted-average remaining lease term
Operating leases	10 years, 5 months	12 years, 1 month

Weighted-average discount rate
Operating leases	5.64%	5.09%

During the nine months ended December 31, 2024, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $3.8 million.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of December 31, 2024 are as follows (in thousands):

Operating Leases
2025 (excluding the nine months ended December 31, 2024)	$777
2026	3,030
2027	2,892
2028	2,275
2029	1,722
2030	977
Thereafter	7,669
Total undiscounted lease payments	19,342
Interest	(4,785)
Total lease liabilities	$14,557

12.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at December 31, 2024 and March 31, 2024, respectively.
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

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries (other than related party obligations) as of December 31, 2024:

(In Thousands)	December 31, 2024	March 31, 2024	Maturity Date	Interest Rate	Unused commitments at December 31, 2024	Type of Debt
Air T Debt
Revolver - MBT[1]	$—	$—	8/31/2024	SOFR + range of 2.25% - 3.25%		Recourse
Term Note A - MBT[1]	—	6,955	8/31/2031	3.42%		Recourse
Term Note B - MBT[1]	—	2,456	8/31/2031	3.42%		Recourse
Term Note D - MBT[1]	—	1,271	1/1/2028	1-month LIBOR + 2.00%		Recourse
Term Note F - MBT[1]	—	783	1/31/2028	Greater of 6.00% or Prime + 1.00%		Recourse
Debt - Trust Preferred Securities[2]	34,917	34,214	6/7/2049	8.00%		Recourse
Total	34,917	45,679

Jet Yard Debt
Term Loan - MBT[1]	—	1,749	8/31/2031	4.14%		Recourse
Total	—	1,749

Alerus Loan Parties Debt
Revolver - Alerus	9,113	—	2/28/2026[3]	Greater of 5.00% or 1-month SOFR + 2.00%	$4,887	Recourse
Term Note A - Alerus	10,210	—	8/15/2029	Greater of 5.00% or 1-month SOFR + 2.00%		Recourse
Term Note B - Alerus	2,250	—	8/15/2029	Greater of 5.00% or 1-month SOFR + 2.00%		Recourse
Total	21,573	—

Contrail Debt
Revolver - ONB	7,048	3,476	11/24/2025	1-month SOFR + 3.56%	$17,952	Limited recourse[4]
Term Loan G - ONB	—	14,918	11/24/2025	1-month SOFR + 3.11%		Limited recourse[4]
Term Note I - ONB	—	10,000	9/28/2025	1-month SOFR + 3.11%		Limited recourse[4]
Term Note J - ONB	9,375	—	9/12/2028	1-month SOFR + 3.86%		Limited recourse[4]
Total	16,423	28,394

AirCo 1 Debt
Term Loan - PSB	4,475	5,434	12/11/2025	3-month SOFR + 3.26%		Non-recourse
Total	4,475	5,434

Wolfe Lake Debt
Term Loan - Bridgewater	9,128	9,327	12/2/2031	3.65%		Non-recourse
Total	9,128	9,327

Air T Acquisition 22.1
Term Loan - Bridgewater	4,000	4,000	2/8/2027	4.00%		Non-recourse
Term Loan A - ING	1,402	1,946	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,039	1,081	5/1/2027	4.00%		Non-recourse
Total	6,441	7,027

WASI Debt
Promissory Note - Seller's Note	513	849	1/1/2026	6.00%		Non-recourse
Total	513	849

AAM 24-1 Debt
Promissory Notes - Honeywell	30,000	15,000	3/1/2031	8.50%		Non-recourse
Total	30,000	15,000

Total Debt	123,470	113,459

Unamortized Premiums and Debt Issuance Costs	(595)	(533)
Total Debt, net	$122,875	$112,926
At December 31, 2024, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
December 31, 2025	$17,519
December 31, 2026	14,688
December 31, 2027	8,616
December 31, 2028	3,807
December 31, 2029	6,290
Thereafter	72,550
123,470
Unamortized Premiums and Debt Issuance Costs	(595)
$122,875

Interest Expense, net - Net interest expense for the Company and its subsidiaries were as follows for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Air T	$717	$1,041	$2,670	$2,846
Jet Yard	—	19	31	58
Alerus Loan Parties	459	—	636	—
Contrail	602	224	1,293	1,270
AirCo 1	113	144	363	437
Wolfe Lake	87	89	262	268
Air T Acquisition 22.1	50	85	200	243
WASI	10	(80)	32	53
AAM 24-1	551	—	1,196	—
Other	(28)	6	(13)	14
Total	$2,561	$1,528	$6,670	$5,189
1 The revolver and term notes with MBT were fully paid off with the proceeds from the new credit agreement with Alerus. The Company terminated all commitments under the credit facility with MBT as of August 29, 2024.
2 Does not include $13.0 million held by wholly-owned subsidiaries of the Company.
3 The maturity date for this arrangement was extended to August 28, 2026 as part of an amendment finalized on January 21, 2025 subsequent to the reporting period end date. Refer to Note 18 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q.
4 Includes Air T's guarantee of approximately $1.6 million.

13.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the nine months ended December 31, 2024, the Company repurchased 31,136 shares at an aggregate cost of $0.7 million. All of these repurchased shares were recorded as treasury shares as of December 31, 2024.
On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate, a 1% excise tax on share repurchases made after December 31, 2022 (subject to certain thresholds being met), and created and extended certain tax-related energy incentives.
As a result of the IRA's enactment into law, the Company is now subject to a 1% excise tax on share repurchases, effective for share repurchases made after December 31, 2022. This excise tax may be reduced for the value of certain share issuances. The excise tax incurred in connection with the Company's stock repurchases during the nine months ended December 31, 2024 was not material.

14.    Geographical Information
Total tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States, are summarized in the following table as of December 31, 2024 and March 31, 2024 (in thousands):

	December 31, 2024	March 31, 2024
United States	$20,473	$20,807
Foreign	15,340	306
Total tangible long-lived assets, net	$35,813	$21,113

The net book value of tangible long-lived assets located within each individual foreign country at December 31, 2024 and March 31, 2024 is listed below (in thousands):

	December 31, 2024	March 31, 2024
Bulgaria	$15,017	$—
Thailand	233	252
Other	90	54
Total tangible long-lived assets, net	$15,340	$306

Total revenue, in and outside the United States, is summarized in the following table for the nine months ended December 31, 2024 and December 31, 2023 (in thousands):

	Nine Months Ended December 31,
	2024	2023
United States	$188,075	$182,334
Foreign	37,460	31,820
Total revenue	$225,535	$214,154

15.    Segment Information
The Company has four business segments: overnight air cargo, ground equipment sales, commercial jet engine and parts, and corporate and other. Segment data is summarized as follows (in thousands):

(In Thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating Revenues by Segment:
Overnight Air Cargo:
Domestic	$30,394	$28,818	$91,074	$84,054
International	198	200	1,088	890
Total Overnight Air Cargo	30,592	29,018	92,162	84,944
Ground Equipment Sales:
Domestic	11,567	8,178	31,238	28,709
International	279	263	2,417	3,765
Total Ground Equipment Sales	11,846	8,441	33,655	32,474
Commercial Jet Engines and Parts:
Domestic	20,953	15,967	62,109	66,698
International	11,735	8,172	29,756	23,765
Total Commercial Jet Engines and Parts	32,688	24,139	91,865	90,463
Corporate and Other:
Domestic	1,248	935	3,654	2,873
International	1,506	1,223	4,199	3,400
Total Corporate and Other	2,754	2,158	7,853	6,273
Total	77,880	63,756	225,535	214,154

Operating Income (Loss):
Overnight Air Cargo	1,864	1,594	5,510	5,568
Ground Equipment Sales	184	(522)	(173)	(619)
Commercial Jet Engines and Parts	2,646	(627)	7,389	2,002
Corporate and Other	(2,878)	(2,053)	(7,589)	(7,140)
Total	1,816	(1,608)	5,137	(189)

Capital Expenditures:
Overnight Air Cargo	126	60	387	263
Ground Equipment Sales	—	24	212	82
Commercial Jet Engines and Parts	123	24	14,810	166
Corporate and Other	89	12	121	167
Total	338	120	15,530	678

Depreciation and Amortization:
Overnight Air Cargo	117	95	326	269
Ground Equipment Sales	39	37	230	107
Commercial Jet Engines and Parts	804	185	1,364	565
Corporate and Other	368	382	1,118	1,147
Total	$1,328	$699	$3,038	$2,088

16.    Commitments and Contingencies
Put/Call Options and Earnout

Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail, such options commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount valued at $1.1 million. Under the Redemption Agreement, the Seller is entitled to an annual earnout payment equal to 9.14% of Contrail's adjusted EBITDA over $7.0 million in each fiscal year beginning on March 31, 2025 and continuing through March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate the earnout payments annually within 30 days following the completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. The earnout pursuant to the Redemption Agreement is a Level 3 fair value measurement that is valued at $1.8 million as of December 31, 2024. For the three and nine months ended December 31, 2024, a loss has been recorded due to an increase in fair value of $0.4 million and $0.7 million, respectively, and included as part of other non-operating income in the condensed consolidated statements of income (loss).
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

The Shanwick RNCI and Contrail RNCI are measured at the higher of their carrying value or their redemption value. As of December 31, 2024, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	Total
Beginning Balance as of April 1, 2024	$5,540	$7,436	$12,976
Contribution from non-controlling members	—	—	—
Distribution to non-controlling members	(323)	(164)	(487)
Net income attributable to non-controlling interests	111	447	558
Other comprehensive income attributable to the RNCI	(348)	—	(348)
Redemption value adjustments	295	—	295
Redemption of non-controlling interests	—	(5,899)	(5,899)
Ending Balance as of December 31, 2024	$5,275	$1,820	$7,095

Crestone Asset Management, LLC and CJVII, LLC

For CAM's Investment Function, as described in Note 8, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of December 31, 2024, for its Investment Function, the Company has contributed $12.9 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series. The Company fulfilled its Investment Function initial commitment to CAM in fiscal year 2023.
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

2020 Omnibus Stock and Incentive Plan

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Through December 31, 2024, options to purchase up to 326,000 shares have been granted under the Plan. The options vest annually over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point. On the preceding three vesting dates, June 30, 2024, 2023 and 2022, a total of 97,000 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. For the three and nine months ended December 31, 2024, no unvested shares and 26,000 unvested shares, respectively, were forfeited due to employee departures resulting in the reversal of previously recognized expense of $0 and $53.0 thousand, respectively. For the three and nine months ended December 31, 2024, total compensation cost recognized under the Plan was $30.0 thousand and $0.1 million. As of December 31, 2024, there were 203,000 granted options that may become exercisable on future vesting dates under the Plan. No options were exercisable as of December 31, 2024.

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

The maximum potential payments for nonfinancial guarantees were $4.5 million and $10.1 million at December 31, 2024 and March 31, 2024, respectively. The reduction in the maximum potential payments required for nonfinancial guarantees this quarter, compared to March 31, 2024, stems from a strategic decision to sell the aircraft instead of maintaining it on lease, thereby mitigating future payment obligations for the underlying asset. The carrying value of recorded liabilities related to nonfinancial guarantees was $0 at both December 31, 2024 and March 31, 2024.

18.     Subsequent Events

On January 21, 2025, the Company and the Alerus Loan Parties entered into Amendment No. 1 to Credit Agreement and Other Loan Documents (“Amendment No. 1”) with Alerus. Amendment No. 1 extends the term of the revolving credit agreement from February 28, 2026 to August 28, 2026. All other terms of the Credit Agreement and other Loan Documents remain the same.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2024, to and including December 31, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Results of Operations

Third Quarter Fiscal 2025 Compared to Third Quarter Fiscal 2024
Consolidated revenue for the three-month period ended December 31, 2024 increased by $14.1 million (22.2%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2024	2023
Overnight Air Cargo	$30,592	$29,018	$1,574	5.4%
Ground Equipment Sales	11,846	8,441	3,405	40.3%
Commercial Jet Engines and Parts	32,688	24,139	8,549	35.4%
Corporate and Other	2,754	2,158	596	27.6%
	$77,880	$63,756	$14,124	22.2%
Revenues from the overnight air cargo segment for the three-month period ended December 31, 2024 increased by $1.6 million (5.4%) compared to the third quarter of the prior fiscal year. The increase was principally attributable to higher administrative fees and pass through revenue due to a larger fleet consisting of 105 aircraft as of December 31, 2024 compared to 85 aircraft as of December 31, 2023.

The ground equipment sales segment contributed approximately $11.8 million and $8.4 million to the Company’s revenues for the three-month period ended December 31, 2024 and 2023 respectively, representing a $3.4 million (40.3%) increase in the current quarter. The increase was primarily driven by the higher number of deicing trucks sold and higher parts and service revenue in the current year's quarter compared to the prior year's comparable quarter. We believe the increase in parts and service revenue was driven by heightened demand for maintenance and overhaul services, as customers prioritized ensuring the reliability of their equipment ahead of the winter season. At December 31, 2024, the ground equipment sales segment’s order backlog was $12.9 million compared to $6.2 million at December 31, 2023.

The commercial jet engines and parts segment contributed $32.7 million of revenues in the quarter ended December 31, 2024 compared to $24.1 million in the comparable prior year quarter, which is an increase of $8.5 million (35.4%). This increase was largely attributed to higher component sales at Contrail during the current quarter. We believe this growth is due to airlines prioritizing the maintenance of their existing 737NG and A320CEO fleets, due in part by cancellations or delays in new aircraft deliveries from original equipment manufacturers ("OEM"). Contrail has been able to meet this rising demand by leveraging its inventory and expertise in providing serviceable aftermarket materials.
Revenues from the corporate and other segment for the three-month period ended December 31, 2024 increased by $0.6 million (27.6%) compared to the third quarter of the prior fiscal year. The increase was primarily attributable to increased software subscriptions at Shanwick driven by its growing customer base.

Following is a table detailing operating income (loss) by segment during the three months ended December 31, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2024	2023
Overnight Air Cargo	$1,864	$1,594	$270
Ground Equipment Sales	184	(522)	706
Commercial Jet Engines and Parts	2,646	(627)	3,273
Corporate and Other	(2,878)	(2,053)	(825)
	$1,816	$(1,608)	$3,424
Consolidated operating income for the quarter ended December 31, 2024 was $1.8 million, compared to operating loss of $1.6 million in the comparable quarter of the prior year.
The overnight air cargo segment's operating income for the three-month period ended December 31, 2024 was $1.9 million compared to operating income of $1.6 million in the same quarter in the prior fiscal year. The increase was mainly driven by higher revenue, as outlined in the segment revenue discussion above, though partially offset by lower margins on maintenance revenue resulting from increased operating costs.
The ground equipment sales segment's operating income for the quarter ended December 31, 2024 was $0.2 million compared to the prior year comparable quarter's operating loss of $0.5 million. This increase was primarily attributable to the higher sales and revenue noted in the segment revenue discussion above.
The commercial jet engines and parts segment generated operating income of $2.6 million in the current year quarter compared to an operating loss of $0.6 million in the prior year quarter. This increase was primarily attributable to the higher sales noted in the segment revenue discussion above.
The corporate and other segment's operating loss for the three-month period ended December 31, 2024 was $2.9 million compared to the prior year comparable quarter's operating loss of $2.1 million. The higher operating loss was primarily driven by increased health insurance claims expenses.
Following is a table detailing non-operating income (expense) during the three months ended December 31, 2024 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2024	2023
Interest expense	$(2,561)	$(1,528)	$(1,033)
Income from equity method investments	661	1,038	(377)
Other	(812)	142	(954)
	$(2,712)	$(348)	$(2,364)
The Company had net non-operating loss of $2.7 million during the quarter ended December 31, 2024, compared to net non-operating loss of $0.3 million in the prior year quarter. The increase in non-operating loss was driven by a $1.0 million increase in interest expense and a $0.7 million loss in foreign currency exchange fluctuations. Additionally, a $0.4 million reduction in net income allocated to the Company from equity method investments, as detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q, also contributed to the increase in non-operating loss.

During the three-month period ended December 31, 2024, the Company recorded $0.3 million in income tax expense at an ETR of (38.7)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2024 were the valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI, and BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.

During the three-month period ended December 31, 2023, the Company recorded income tax expense of $0.2 million at an ETR of (7.8)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2023 were the change in valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI, BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.

First Nine Months of Fiscal 2025 Compared to First Nine Months of Fiscal 2024

Following is a table detailing revenue by segment, net of intercompany during the nine months ended December 31, 2024 compared to the same period in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2024	2023
Overnight Air Cargo	$92,162	$84,944	$7,218	8.5%
Ground Equipment Sales	33,655	32,474	1,181	3.6%
Commercial Jet Engines and Parts	91,865	90,463	1,402	1.5%
Corporate and Other	7,853	6,273	1,580	25.2%
	$225,535	$214,154	$11,381	5.3%
Revenues from the overnight air cargo segment for the nine months ended December 31, 2024 increased by $7.2 million (8.5%) compared to the nine months ended December 31, 2023. The increase was principally attributable to higher administrative fees and pass-through revenues due to a larger fleet consisting of 105 aircraft as of December 31, 2024 compared to 85 aircraft as of December 31, 2023.

The ground equipment sales segment's revenue for the nine-month period ended December 31, 2024 was $33.7 million compared to $32.5 million in the same period in the prior fiscal year. The increase was primarily driven by an increase in parts and service revenue bolstered by overhaul work in the third quarter of the current fiscal year. We believe the increase in parts and service revenue was driven by heightened demand for maintenance and overhaul services, as customers prioritized ensuring the reliability of their equipment ahead of the winter season. This trend was likely influenced by a growing emphasis on maintaining existing fleets to address operational needs in key markets.
The commercial jet engines and parts segment contributed $91.9 million of revenues in the nine months ended December 31, 2024 compared to $90.5 million in the comparable prior year nine months period. The increase was primarily driven by higher component part sales at Contrail in the current year compared to the prior year. This is partially offset by a total of five whole engine sales at Contrail and Worthington combined in the prior year compared to none in the current year. We believe Contrail's increased component part sales is driven by airlines focusing on their existing fleets of 14,000 aircraft due to the cancellation or delay of new orders from the OEMs, allowing the company to leverage its expertise and serviceable engine portfolio to meet immediate demands.
Revenues from the corporate and other segment in the nine months ended December 31, 2024 increased by $1.6 million (25.2%) compared to the nine months ended December 31, 2023. The increase was primarily attributable to increased software subscriptions at Shanwick due to growing customer base.

Following is a table detailing operating income (loss) by segment during the nine months ended December 31, 2024 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2024	2023
Overnight Air Cargo	$5,510	$5,568	$(58)
Ground Equipment Sales	(173)	(619)	446
Commercial Jet Engines and Parts	7,389	2,002	5,387
Corporate and Other	(7,589)	(7,140)	(449)
	$5,137	$(189)	$5,326
Consolidated operating income for the nine months ended December 31, 2024 was $5.1 million compared to an operating loss of $0.2 million for the comparable nine months of the prior year.
The overnight air cargo segment's operating income for the nine months ended December 31, 2024 remained relatively flat compared to the same period in the prior year, despite a $7.2 million increase in revenue. This was primarily due to higher margins in flight operations being offset by lower margins in maintenance revenue, driven by increased operating expenses.
The ground equipment sales segment's operating loss for the nine months ended December 31, 2024 was $0..2 million compared to operating loss of $0.6 million in the prior year comparable period. The modest improvement in operating loss despite the $1.2 million revenue increase was primarily due to changes in volume and customer mix. The higher revenue was driven by sales to lower-margin customers or higher-volume orders with reduced profitability, which impacted the overall improvement in operating loss.
The commercial jet engines and parts segment generated operating income of $7.4 million in the current year nine-month period compared to operating income of $2.0 million in the prior year nine-month period. The increase was primarily attributable to Contrail's higher profit margin on component part sales in the current year compared to the prior year.
The corporate and other segment's operating loss for the nine-month period ended December 31, 2024 was $7.6 million compared to an operating loss of $7.1 million in the prior year comparable period. The increase in operating loss was primarily driven by higher health insurance claims the current year period.
Following is a table detailing non-operating income (expense) during the nine months ended December 31, 2024 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2024	2023
Interest expense	$(6,670)	$(5,189)	$(1,481)
Income from equity method investments	4,930	2,477	2,453
Other	(892)	8	(900)
	$(2,632)	$(2,704)	$72
The Company had a net non-operating loss of $2.6 million for the nine months ended December 31, 2024 compared to a net non-operating loss of $2.7 million in the prior year nine-month period. The decrease in non-operating loss was primarily driven by a $2.5 million increase in net income allocated to the Company from equity method investments as mentioned in Note 8 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q. This is partially offset by a $1.5 million increase in interest expense and a $0.6 million loss in foreign currency exchange fluctuations.
During the nine-month period ended December 31, 2024, the Company recorded income tax expense of $0.8 million at an ETR of 30.10%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine-month period ended December 31, 2024 were the valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI and BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.
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

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended December 31, 2024.
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
Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. We expect that issues caused by economic and business issues will continue beyond the current fiscal year. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024.
Liquidity and Capital Resources
As of December 31, 2024, the Company held approximately $18.8 million in cash and cash equivalents and restricted cash. The Company also held $1.2 million in restricted investments held as statutory reserve of SAIC. The Company has an aggregate of approximately $22.8 million in available funds under its lines of credit as of December 31, 2024.
As of December 31, 2024, the Company’s working capital amounted to $42.8 million, a decrease of $13.3 million compared to March 31, 2024 primarily driven by a $22.2 million decrease in inventory along with a $3.2 million increase in short-term debt, partially offset by an increase in cash and cash equivalents of $11.4 million.
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
As mentioned in Note 18 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on January 21, 2025, the Company and the Alerus Loan Parties entered into Amendment No. 1 to Credit Agreement and Other Loan Documents (“Amendment No. 1”) with Alerus. Amendment No. 1 extends the term of the revolving credit agreement from February 28, 2026 to August 28, 2026. All other terms of the Credit Agreement and other Loan Documents remain the same.

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
As mentioned in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on October 16, 2024, the Company and AAM 24-1 entered into the Second NPA with Honeywell. The Second NPA amended and restated the terms of the Company’s previously disclosed Original NPA, which was filed in a Current Report on Form 8-K on February 26, 2024. Under the Original NPA, AAM 24-1 had issued and sold $15.0 million of 8.5% senior secured notes. The Second NPA amended and restated the amount issued and sold to $30.0 million of 8.5% Notes to Honeywell, which includes the $15.0 million from the Original NPA bringing the total indebtedness to $30.0 million. The Notes mature on March 1, 2031 and bear an annual interest at a rate of 8.5%. In addition to the 160,000 previously pledged TruPs, 160,000 newly-issued shares of TruPs held by AAM 24-1 are now pledged to Honeywell, in connection with the closing of the Second NPA.

The Company believes that it has sufficient cash on hand and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows
Following is a table of changes in cash flow for the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$19,377	$23,145
Net cash (used in) provided by investing activities	(16,800)	219
Net cash provided by (used in) financing activities	7,987	(25,151)
Effect of foreign currency exchange rates on cash and cash equivalents	360	(116)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$10,924	$(1,903)

Net cash provided by operating activities was $19.4 million for the nine-month period ended December 31, 2024 compared to net cash provided in operating activities of $23.1 million in the prior year nine-month period, representing a decrease of $3.8 million. The decrease was primarily attributable to an increase in accounts receivable of $11.0 million due to increased component sales and a net decrease in accounts payable of $7.9 million due to timing of payments to our vendors. These changes were partially offset by a $5.8 million increase in net income after adjustments in the current year period compared to the prior year period, a higher decrease in inventory of $4.2 million, and $5.2 million favorable change in other operating assets and liabilities.
Net cash used in investing activities for the nine-month period ended December 31, 2024 was $16.8 million compared to net cash provided by investing activities of $0.2 million in the prior year period. The cash used in investing activities was primarily driven by capital expenditures related to assets on lease in the current year at Contrail.
Net cash provided by financing activities for the nine-month period ended December 31, 2024 was $8.0 million compared to net cash used in financing activities of $25.2 million in the prior year period. The cash provided by financing activities in the current year nine-month period was primarily driven by $45.5 million more proceeds on the Company's term loans and revolving lines of credit. These changes were partially offset by $5.3 million more payments made on the Company's term loans and revolving lines of credit and $6.7 million less proceeds received from the issuance of TruPs in the current year period compared to the prior year period.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for assets that are on lease, as the Company believes this expense matches with the corresponding revenue earned on leased assets. There was $0.8 million of depreciation expense for leased assets during both the three and nine months ended December 31, 2024, respectively while there was no depreciation expense for leased assets during the three or nine months ended December 31, 2023.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three months ended		Nine months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Operating income (loss)	$1,816	$(1,608)	$5,137	$(189)
Depreciation and amortization (excluding leased assets depreciation)	552	699	2,262	2,088
Asset impairment, restructuring or impairment charges	274	321	776	326
Gain on sale of property and equipment	—	1	(8)	(7)
TruPs issuance expenses	19	185	147	277
Share-based compensation	31	79	48	236
Severance expenses	—	212	217	214
Adjusted EBITDA	$2,692	$(111)	$8,579	$2,945

The table below provides Adjusted EBITDA by segment for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three months ended		Nine months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Overnight Air Cargo	$1,981	$1,902	$5,878	$6,044
Ground Equipment Sales	223	(485)	225	(512)
Commercial Jet Engines and Parts	2,948	(121)	8,753	2,888
Corporate and Other	(2,460)	(1,407)	(6,277)	(5,475)
Adjusted EBITDA	$2,692	$(111)	$8,579	$2,945

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of December 31, 2024, there are $47.9 million in Trust Preferred Securities outstanding ($13.0 million held by the wholly-owned subsidiaries of the Company).

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

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2024. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)    On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. As of December 31, 2024, 791,848 shares may be repurchased pursuant to this program.

Purchases during the quarter ended December 31, 2024 are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2024	—	$—	—	809,636
November 1 - November 30, 2024	—	$—	—	809,636
December 1 - December 31, 2024	17,788	$21.00	17,788	791,848
	17,788

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Amendment No. 1 to Credit Agreement and Other Loan Documents dated as of January 21, 2025 by and among AirCo, LLC, a North Carolina limited liability company, Airco 2, LLC, a Kansas limited liability company, Air’Zona Aircraft Services, Inc., an Arizona corporation, AirCo Services, LLC, a North Carolina limited liability company, CSA Air, Inc., a North Carolina corporation, Global Ground Support, LLC, a North Carolina limited liability company, Jet Yard, LLC, an Arizona limited liability company, Jet Yard Solutions, LLC, an Arizona limited liability company, Mountain Air Cargo, Inc., a North Carolina corporation, Stratus Aero Partners LLC, a Delaware limited liability company, Worldwide Aircraft Services, Inc., a Kansas corporation, and Worthington Aviation, LLC, a North Carolina limited liability company, as Borrowers, Air T, Inc. as Loan Party Agent and Alerus Financial, National Association, incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 22, 2025 (Commission File No.001-35476).

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: February 12, 2025

/s/ Tracy Kennedy
Tracy Kennedy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)