Form 10-K
period 2025-03-31
AIR T INC
filed 2025-06-27
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

11020 David Taylor Drive, Suite 305, Charlotte, North Carolina 28262
(Address of principal executive offices, including zip code)
(980) 595 – 2840
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRT	NASDAQ Capital Market
Alpha Income Preferred Securities (also referred to as 8% Cumulative Capital Securities) ("Trust Preferred Securities" or "TruPs")*	AIRTP	NASDAQ Global Market
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
Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the common stock on September 30, 2024 was approximately $14,257,338.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at May 31, 2025	2,702,639

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for its 2025 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year end are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2025 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I
Item 1.    Business
Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically grow Air T’s earnings power, compounding its free-cash-flow per share over time.
We currently operate in four core industry segments:
•Overnight air cargo, which operates in the air express delivery services industry;
•Ground support equipment (formerly known as Ground equipment sales), which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;
•Commercial aircraft, engines and parts (formerly known as Commercial jet engines and parts), which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and;
•Digital solutions, which develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues.
The Company additionally has a central corporate function that acts as the capital allocator and resource for other consolidated businesses, referred to as Corporate and other. Further, Corporate and other also comprises insignificant businesses and business interests.
Effective as of the fourth quarter of fiscal year 2025, we renamed our ground equipment sales segment to ground support equipment and renamed our commercial jet engines and parts segment to commercial aircraft, engines and parts to better align the descriptions of the segments with their activities.
Additionally, we have elected to separately disclose the digital solutions segment to better align our financial statement presentation with a key long-term growth area for the Company. Digital solutions was previously classified as part of insignificant business activities. As a result of this change, prior period segment information has been recast to conform to our current presentation in our financial statements and related notes included Item 8 of this report.
Each reportable segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our reportable segments based on operating income (loss) and Adjusted EBITDA.

Certain financial data with respect to the Company’s geographic areas and segments is set forth in Note 18 and Note 19 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Air T was incorporated under the laws of the State of Delaware in 1980. The businesses and their principal legal entities that comprise of the activities of Air T are as follows:

Legal Entity	Principal Place of Business
Air T, Inc.	Charlotte, North Carolina
Mountain Air Cargo, Inc. (“MAC”)	Denver, North Carolina
CSA Air, Inc. (“CSA”)	Iron Mountain, Michigan
Global Ground Support, LLC (“GGS”)	Olathe, Kansas
Delphax Technologies, Inc (“Delphax”)	Minneapolis, Minnesota
Delphax Solutions, Inc. (“DSI”)	Mississauga, Canada
Contrail Aviation Support, LLC (“Contrail”)	Verona, Wisconsin
AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC (collectively, "AirCo”)	Eagan, Minnesota
Worthington Aviation, LLC (“Worthington”)	Eagan, Minnesota
Jet Yard, LLC (“Jet Yard”)	Marana, Arizona
Jet Yard Solutions, LLC ("Jet Yard Solutions")	Marana, Arizona
Air'Zona Aircraft Services, Inc. ("Air'Zona")	Kingman, Arizona
Wolfe Lake HQ, LLC ("Wolfe Lake")	Minneapolis, Minnesota
Shanwick B.V. ("Shanwick")	Amsterdam, the Netherlands
WorldACD Market Data B.V. ("WACD")	Amsterdam, the Netherlands
Landing Gear Support Services, Inc. ("LGSS")	Eagan, Minnesota
Worldwide Aircraft Services, Inc. ("WASI")	Springfield, Missouri
Ambry Hills Technology, LLC ("AHT")	Cambridge, Minnesota
We maintain an Internet website at http://www.airt.net and our SEC filings may be accessed through links on our website. The information on our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.
Overnight Air Cargo.
The Company’s Overnight Air Cargo segment comprises the operations of MAC, CSA and WASI. MAC and CSA have a relationship with FedEx spanning over 40 years and represent two of eight companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, SkyCourier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest, and in the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. In these “dry-lease" contracts, FedEx provides the aircraft while MAC and CSA provide their own crew and exercise operational control of their flights.

On June 1, 2021, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, for which monthly rent reflects an estimate of a fair market rental rate. These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The current dry-lease agreements provide for the reimbursement of MAC and CSA’s costs by FedEx, without mark up, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. The current dry-lease agreements were most recently renewed on June 1, 2021 and are set to expire on August 31, 2026. The dry-lease agreements may be terminated by FedEx or MAC and CSA, respectively, at any time upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreement upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs fewer than six employees. As of the date of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.

As of March 31, 2025, MAC and CSA had an aggregate of 103 aircraft under its dry-lease agreements with FedEx. Included within the 103 aircraft, 6 Cessna Caravan, 4 Sky Courier, and 2 ATR aircraft are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation. MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes. In addition, 2 Cessna Caravan and 1 Sky Courier aircraft were considered hard-parked. Hard-parked aircraft are covered under the agreements with FedEx, do not receive an administrative fee, and do not operate scheduled routes but do receive a nominal storage fee.
Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 39% and 36% of the Company’s consolidated revenue for the fiscal years ended March 31, 2025 and 2024, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers.
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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft, exclusively through dry leases for the last five years:

			Number of Aircraft as of March 31,
Type of Aircraft	Model Year	Form of Ownership	2025	2024	2023	2022	2021
Cessna Caravan 208B (single turbo prop)	1985-1996	Dry lease	68	71	61	54	49
Cessna SkyCourier 408 (twin turbo prop)[1]	2022-2023	Dry lease	12	11	4	0	0
ATR-42 (twin turbo prop)	1992	Dry lease	9	9	9	9	8
ATR-72 (twin turbo prop)	1992	Dry lease	10	10	10	9	9
ATR-72-600 (twin turbo prop)	2022-2023	Dry lease	4	4	1	0	0
			103	105	85	72	66
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

MAC and CSA operate in a niche market within a highly competitive contract cargo carrier market. MAC and CSA are two of eight carriers that operate within the United States as FedEx feeder carriers. MAC and CSA are benchmarked against the other six FedEx feeders based on safety, reliability, compliance with federal, state and applicable foreign regulations, price and other service-related measurements. The Company believes accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described.

FedEx conducts periodic audits of MAC and CSA, and these audits are an integral part of the relationship between the carrier and FedEx. The audits test adherence to the dry-lease agreements and assess the carrier’s overall internal control environment, particularly as related to the processing of invoices of FedEx-reimbursable costs. The scope of these audits typically extends
1 MAC was specifically chosen to operate the first commercial revenue-service flight for the Cessna 408 SkyCourier in 2023.

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
Ground Support Equipment.
GGS is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the United States Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2025, sales of deicing equipment accounted for approximately 72% of GGS’s revenues, compared to 74% in the fiscal year ended March 31, 2024.
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

GGS manufactures five basic models of mobile deicing equipment with capacities ranging from 1,200 to 2,800 gallons. GGS also offers fixed-pedestal-mounted deicers. Each model can be customized as requested by the customer, including single operator configuration, fire suppressant equipment, open basket or enclosed cab design, a patented forced-air deicing nozzle, on-board glycol blending system to substantially reduce glycol usage, and color and style of the exterior finish. GGS also manufactures five models of scissor-lift equipment, for catering, cabin service and maintenance service of aircraft, and has developed a line of decontamination equipment, flight-line tow tractors, glycol recovery vehicles, glycol transfer vehicles, and other special purpose mobile equipment.

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

GGS sold a total of 15 and 9 deicers under the current contract with the USAF, including both GL 1800 and ER 2875 models, during fiscal years ended March 31, 2025 and March 31, 2024, respectively and all the units were accepted by the USAF. GGS has already received confirmed orders of 16 deicers for fiscal 2026’s delivery order and currently expects the delivery of both GL 1800 and ER 2875 models in the first quarter of fiscal year 2026.

Commercial Aircraft, Engines and Parts.
Contrail and Jet Yard (acquired during fiscal year 2017), AirCo (formed in May 2017), Worthington (acquired in May 2018), Jet Yard Solutions (formed in January 2021), Air'Zona (acquired in March 2021), and LGSS (formed March 2022) comprise the commercial aircraft, engines and parts segment of the Company’s operations. Contrail is a commercial aircraft trading, leasing and parts solutions provider. Its primary focus revolves around the CFM International CFM56-3/-5/-7 engines and the International Aero Engines V2500A5 engine, which power the two most prevalent narrow body, single aisle aircraft that are currently flown commercially—the Boeing 737 Classic / 737 NG and the Airbus A320 family. Contrail acquires commercial aircraft, jet engines and components for the purposes of sale, trading, leasing and disassembly/overhaul. Contrail holds an ASA-100 accreditation from the Aviation Suppliers Association.
Jet Yard and Jet Yard Solutions offer commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. The prevailing climate in this area of Arizona provides conditions conducive to long-term storage of aircraft. Jet Yard Solutions is registered to operate a repair station under Part 145 of the regulations of the FAA. Jet Yard leases approximately 48.5 acres of land under a lease agreement with Pinal County, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and has maintained de minimus operations from formation through the date it was acquired by the Company. Effective January 1, 2021, Jet Yard subleased the aforementioned lease with Pinal County to Jet Yard Solutions.

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

Worthington Aviation, like AirCo, operates an established business which supplies spare parts, repair programs and aircraft maintenance services to the global aviation community of regional and business aircraft fleets. Worthington offers a globally networked infrastructure and 24/7 support, ensuring fast delivery of spare parts and service, with operational presence in four strategic locations in the United States, United Kingdom & Australia. In addition, Worthington operates two FAA and EASA Certificated repair stations. The Tulsa maintenance, repair and overhaul ("MRO") facility provides composite aircraft structures, repair and support services. As a strategic resource for flight control, exhaust system and line replacement components, Worthington offers a wide array of services for complex operations. At the Eagan, Minnesota-based Repair Station, Worthington repair services offers a wide range of capabilities for repair and overhaul of airframe, accessories and power plant components in support of external as well as internal sales.

Air'Zona is a full service Fixed Base Operator, located on field at Kingman Airport (IGM) in Kingman. Arizona provides Jet A and 100LL fuel to customers along with supporting aircraft service and maintenance. LGSS delivers landing gear focused asset management and technical and commercial services worldwide. The revenues of Air'Zona and LGSS are not material to the Company's consolidated financial statements.

The Company’s commercial aircraft, engines and parts operations are not materially seasonal.

Digital Solutions.

WACD (acquired during fiscal year 2022) and AHT (acquired during fiscal 2019) comprise the digital solutions segment of the Company's Operations. WACD is a data aggregator that collects global air cargo shipping data. It partners with customers to collect and verify their data as part of a data partnership. Customers receive access to the fully aggregated data in WACD's cloud-native platform to enable strategic decisions about their operations in real time.

AHT is a software company that specializes in cloud-based software solutions targeting aviation aftermarket businesses. AHT has two offerings through its Vista-Suite and Vista-Quote products. Vista-Suite is an ERP/MRO software solution designed to address the particular needs of aviation businesses. Vista-Quote is a software solution specifically designed to automate the request for quotation ("RFQ") process for aftermarket products.

Unconsolidated Investments
The Company has ownership interest in Crestone Asset Management, LLC (“CAM”), formerly known as Contrail Asset Management LLC, and an aircraft capital joint venture called Crestone JV II LLC ("CJVII"), formerly known as Contrail JV II LLC. The operations of CAM are not consolidated into the operations of the Company. See Note 9 and Note 21 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
The Company also has ownership interests in Lendway Inc. - NASDAQ: LDWY ("Lendway"), formerly known as Insignia Systems, Inc. ("Insignia"), and Cadillac Casting, Inc. ("CCI"). The operations of these companies are not consolidated into the operations of the Company. See Note 9 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
The Company additionally has ownership interests in other smaller entities that are not consolidated into the operations of the Company and included in the disclosure in Note 9 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Backlog.
GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. As of March 31, 2025, GGS’s backlog of orders was $14.3 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2026. As of March 31, 2024, GGS’s backlog of orders was $12.6 million. Backlog is not meaningful for the Company’s other reportable segments.
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
In March 2014, the Company formed Space Age Insurance Company ("SAIC"), a captive insurance company licensed in Utah. SAIC insures risks of the Company and its subsidiaries that were not previously insured by the various Company insurance programs (including the risk of loss of key customers and contacts, administrative actions and regulatory changes); and may from time to time underwrite third-party risk through certain reinsurance arrangements. As of December 26, 2023, SAIC was considered a dormant captive insurance company with the State of Utah, in which it was registered. SAIC is included within Corporate and other.
Employees and Human Capital Resources.
As of March 31, 2025, the Company and its subsidiaries had 646 full-time and full-time-equivalent employees. None of the employees of the Company or any of its consolidated subsidiaries are represented by labor unions. The Company believes its relations with its employees are good.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success. We strive for an environment where all employees feel that they belong, are accepted, included, respected and supported because of whom they are individually. We continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for our wide array of talent.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Item 1A.    Risk Factors

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
•Although we do not expect to rely on the “controlled company” exemption, we do qualify as a “controlled company” within the meaning of the Nasdaq listing standards, and we could rely on exemptions from certain corporate governance requirements.
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

Risks Related to Our Segment Operations

•The operating results of our segments may fluctuate, particularly our commercial aircraft, engines and parts segment.
•Our Overnight Air Cargo Segment is dependent on a significant customer.
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
•Our commercial aircraft, engines and parts segment and its customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines or aircraft.
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

Risks Related to Air T Funding

•The ranking of the Company’s obligations under the Junior Subordinated Debentures and the Guarantee creates a risk that Air T Funding may not be able to pay amounts due to holders of the Trust Preferred Securities.
•The Company has the option to extend the Trust Preferred Securities interest payment period.
•Tax event or investment company act redemption of the Trust Preferred Securities.
•The Company may cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
•There are limitations on direct actions against the Company and on rights under the guarantee.
•The covenants in the Indenture are limited.
•Holders of the Trust Preferred Securities have limited voting rights.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our suppliers and/or service providers and, in turn, could have a material adverse impact on our financial condition.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly impact the cost of our products and services, and other parts and supplies sourced internationally or impact the cost of service providers located outside of the United States, which in turn could negatively impact us.

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

We have a very concentrated stockholder base. As of March 31, 2025, our two largest stockholders beneficially owned or had the ability to direct the voting of shares of our Common Stock representing approximately 67% of the outstanding shares. As a result, these stockholders have the power to determine the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by these stockholders of substantial amounts of our Common Stock, or the potential for such sales, could adversely affect the prevailing market price of our securities.

Although we do not expect to rely on the “controlled company” exemption, we do qualify as a “controlled company” within the meaning of the Nasdaq listing standards, and we do qualify for exemptions from certain corporate governance requirements.

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

Nick Swenson, our President, Chief Executive Officer and Chairman of the Board, beneficially owns an aggregate of 1,352,938 shares of our Common Stock, which represents approximately 50.06% of the voting power of our outstanding Common Stock. Since our President, CEO/Chairman owns a majority of the voting power for the election of our directors, and we do meet the definition of a “controlled company.” As a result, these requirements would not apply to us as long as we remain a “controlled company.”

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

Certain business initiatives, including expansions of existing businesses such as the relatively recent expansion at our commercial aircraft, engines and parts segment and the establishment of an aircraft asset management business and an aircraft capital joint venture, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, new business plans and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held. There is no assurance that prior year activity and results will occur in future periods.

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

Risks Related to Our Segment Operations

The operating results of our segments may fluctuate, particularly our commercial aircraft, engines and parts segment.

The operating results of our segments have varied from period to period and comparisons to results for preceding periods may not be meaningful. Due to a number of factors, including the risks described in this section, our operating results may fluctuate. These fluctuations may also be caused by, among other things:

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

These risks may reduce our operating segment’s results including particularly our commercial aircraft, engines and parts segment. These risks may reduce the commercial aircraft, engines and parts segment’s engine utilization rates, lease margins, maintenance reserve revenues and proceeds from engine sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off-lease. As a result of the foregoing and other factors, the availability of engines for lease or sale periodically experiences cycles of oversupply and undersupply of given engine models and generally. The incidence of an oversupply of engines may produce substantial decreases in engine lease rates and the appraised and resale value of engines and may increase the time and costs incurred to lease or sell engines. We anticipate that supply fluctuations from period to period will continue in the future. As a result, comparisons to results from preceding periods may not be meaningful and results of prior periods should not be relied upon as an indication of our future performance.

Our Overnight Air Cargo Segment is dependent on a significant customer.

Our Overnight Air Cargo business is significantly dependent on a contractual relationship with FedEx Corporation (“FedEx”), the loss of which would have a material adverse effect on our business, results of operations and financial position. In the fiscal year ended March 31, 2025, 39% of our consolidated operating revenues, and 92% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. While FedEx has been our customer since 1980 under similar terms, our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or either MAC or CSA employs less than six employees. As of the date of issuance of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

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

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations. These risks are discussed in FedEx’s periodic reports filed with the SEC including its Annual Report on Form 10-K for the fiscal year ended May 31, 2024. These risks include but are not limited to the following:

•Global economic and geopolitical conditions and developments in the markets in which it operates;
•Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect its business and result of operations;
•Its transportation businesses are affected by the price and availability of jet and vehicle fuel;
•Its ability to successfully implement its business strategy and transformation program
•A significant data breach or other disruption to its technology infrastructure could disrupt its operations and result in the loss of critical sensitive or confidential information;
•Failure to adjust its air network to remove costs related to services currently provided to the USPS could adversely affect our profitability;
•Insurance and claims expenses could have material adverse effect on it;
•The effects of any international conflicts or terrorist activities on the transportation infrastructure;
•The failure of third-party service providers to perform as expected, or disruptions in relationships with those providers or their provision of services to FedEx;
•The effects of a widespread outbreak of an illness or any other communicable disease or public health crisis;
•Failure to successfully implement its business strategy and effectively respond to changes in market dynamics and customer preferences;
•Its ongoing assessment of the role of FedEx Freight in its portfolio structure may not result in any consummated transaction or other outcome;
•It depends on the strong reputation and the value of the FedEx brand;
•The effect of intense competition;
•Its businesses are capital intensive, and it must make capital decisions based upon projected volume levels;
•Its ability to execute and effectively operate, integrate, leverage, and grow acquired businesses and realize the anticipated benefits of acquisitions, joint ventures, and strategic alliances and investments;
•Labor-related disruptions and potential changes in labor laws;
•Its ability to attract and retain employee talent, meet its purchased transportation needs, or maintain its company culture, as well as increases in labor and purchased transportation costs;
•Challenges to the status of service providers providing certain linehaul and pickup-and-delivery operations as direct and exclusive employers of drivers providing these services is being challenged;
•Potential changes to pilot flight and duty time regulations could impair its operations and impose substantial costs;
•Increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits;
•It could be affected by global climate change or by legal, regulatory, or market responses to such change;
•It may be unable to achieve or demonstrate progress on our goal of carbon neutrality for global operations by calendar 2040;
•Its inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography;
•Government regulation and enforcement are evolving and unfavorable changes could harm its business;
•It could be subject to adverse changes in regulations and interpretations or challenges to its tax positions;
•The regulatory environment for global aviation or other transportation rights may affect its operations and increase operating costs; and,
•Its business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection.

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

Our ground support equipment segment’s deicing equipment is used to deice commercial and military aircraft. The extent of deicing activity depends on the severity of winter weather. Mild winter weather conditions permit airports to use fewer deicing units, since less time is required to deice aircraft in mild weather conditions. As a result, airports may be able to extend the useful lives of their existing units, reducing the demand for new units.

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

Our commercial aircraft, engines and parts segment and its customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines or aircraft.

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

We are subject to increasing scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, employee retention, and ability to raise capital from investors.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, and stakeholders have focused on the Environmental, Social and Governance (“ESG” or “sustainability”) practices of companies, including those associated with climate change. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and employee retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, associate health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.

Risks Related to Air T Funding

The ranking of the Company’s obligations under the Junior Subordinated Debentures and the guarantee creates a risk that Air T Funding may not be able to pay amounts due to holders of the Trust Preferred Securities.

The ability of Air T Funding to pay amounts due to holders of the Trust Preferred Securities is solely dependent upon the Company making payments on the Junior Subordinated Debentures as and when required. All obligations of the Company under the Guarantee, the Junior Subordinated Debentures and other documents are unsecured and rank subordinate and junior in right of payment to all current and future Senior and Subordinated Debt, the amount of which is unlimited. As of March 31, 2025, the aggregate outstanding Senior and Subordinated Debt of the Company was approximately $35.3 million. None of the Indenture, the Guarantee or the Trust Agreement places any limitation on the amount of secured or unsecured debt, including Senior and Subordinated Debt that may be incurred by the Company or its subsidiaries. Further, there is no limitation on the Company’s ability to issue additional Junior Subordinated Debentures in connection with any further offerings of Trust Preferred Securities, and such additional debentures would rank pari passu with the Junior Subordinated Debentures. Furthermore, payment of amounts due on the Junior Subordinated Debentures could adversely affect the Company’s cash flow and liquidity and financial condition.

The Company has the option to extend the interest payment period could delay interest payments on the Trust Preferred Securities.

So long as no Debenture Event of Default (as defined herein) has occurred and is continuing, at any time on or after, June 7, 2024, the Company has the right under the Indenture to defer the payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters with respect to each Extension Period, provided that no Extension Period may extend beyond the Stated Maturity of the Junior Subordinated Debentures. As a consequence of any such deferral, quarterly Distributions on the Trust Preferred Securities by Air T Funding will be deferred (and the amount of Distributions to which holders of the Trust Preferred Securities are entitled will accumulate additional amounts thereon at the rate of 8% per annum, compounded quarterly, from the relevant payment date for such Distributions, to the extent permitted by applicable law) during any such Extension Period. During any such Extension Period, the Company will be prohibited from making certain payments or distributions with respect to the Company’s capital stock (including dividends on or redemptions of common or preferred stock) and from making certain payments with respect to any debt securities of the Company that rank pari passu with or junior in interest to the Junior Subordinated Debentures; however, the Company will NOT be restricted from (a) paying dividends or distributions in Common Stock of the Company, (b) redeeming rights or taking certain other actions under a stockholders’ rights plan, (c) making payments under the Guarantee or (d) making purchases of Common Stock generally or related to the issuance of Common Stock or rights under any of the Company’s benefit plans for its directors, officers or employees. Further, during an Extension Period, the Company would have the ability to continue to make payments on Senior and Subordinated Debt. As of March 31, 2025, the aggregate outstanding Senior and Subordinated Debt of the Company was approximately $35.3 million. Prior to the termination of any Extension Period, the Company may further extend such Extension Period provided that such extension does not cause such Extension Period to exceed 20 consecutive quarters or to extend beyond the Stated Maturity. Upon the termination of any Extension Period and the payment of all interest then accrued and unpaid (together with interest thereon at the annual rate of 8%, compounded quarterly, to the extent permitted by applicable law), the Company may elect to begin a new Extension Period subject to the above requirements. There is no limitation on the number of times that the Company may elect to begin an Extension Period.

Tax event redemption or investment company act redemption

Upon the occurrence and during the continuation of a Tax Event or an Investment Company Event, the Company has the right to redeem the Junior Subordinated Debentures in whole (but not in part) at 100% of the principal amount together with accrued but unpaid interest to the date fixed for redemption within 90 days following the occurrence of such Tax Event or Investment Company Event and therefore cause a mandatory redemption of the Trust Preferred Securities.

A “Tax Event” means the receipt by the Company and Air T Funding of an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to, or change (including any announced prospective change) in, the laws (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement or judicial decision interpreting or applying such laws or regulations, which amendment or change is effective or such pronouncement or decision is announced on or after the original issuance of the Trust Preferred Securities, there is more than an insubstantial risk that (i) Air T Funding is, or will be within 90 days of the date of such opinion, subject to United States federal income tax with respect to income received or accrued on the Junior Subordinated Debentures, (ii) interest payable by the Company on the Junior Subordinated Debentures is not, or within 90 days of such opinion, will not be, deductible by the Company, in whole or in part, for United States federal income tax purposes, or (iii) Air T Funding is, or will be within 90 days of the date of the opinion, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

An “Investment Company Event” means the receipt by the Company and Air T Funding of an opinion of counsel experienced in such matters to the effect that, as a result of any change in law or regulation or a change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, Air T Funding is or will be considered an “investment company” that is required to be registered under the Investment Company Act, which change becomes effective on or after the original issuance of the Trust Preferred Securities.

The Company may cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

The Company has the right at any time to terminate Air T Funding and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities in liquidation of Air T Funding. Because holders of the Trust Preferred Securities may receive Junior Subordinated Debentures in liquidation of Air T Funding and because Distributions are otherwise limited to payments on the Junior Subordinated Debentures, prospective purchasers of the Trust Preferred Securities are also making an investment decision with regard to the Junior Subordinated Debentures.

There are limitations on direct actions against the Company and on rights under the guarantee.

Under the Guarantee, the Company guarantees the payment of distributions by Air T Funding and payments on liquidation of or redemption of the Trust Preferred Securities (subordinate to the right to payment of Senior and Subordinated Debt of the Company) to the extent of funds held by Air T Funding. If Air T Funding has insufficient funds to pay distributions on the Trust Preferred Securities (i.e., if the Company has failed to make required payments under the Junior Subordinated Debentures), a holder of the Trust Preferred Securities would have the right to institute a legal proceeding directly against the Company for enforcement of payment to such holder of the principal of or interest on such Junior Subordinated Debentures having a principal amount equal to the aggregate Liquidation Amount of the Trust Preferred Securities of such holder (a “Direct Action”). Except as described herein, holders of the Trust Preferred Securities will not be able to exercise directly any other remedy available to the holders of the Junior Subordinated Debentures or assert directly any other rights in respect of the Junior Subordinated Debentures.

Under the Guarantee, Delaware Trust Company will act as indenture trustee (the “Guarantee Trustee”). The holders of not less than a majority in aggregate Liquidation Amount of the Trust Preferred Securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee in respect of the Guarantee or to direct the exercise of any trust power conferred upon the Guarantee Trustee under the Guarantee Agreement. Any holder of the Trust Preferred Securities may institute a legal proceeding directly against the Company to enforce its rights under the Guarantee without first instituting a legal proceeding against Air T Funding, the Guarantee Trustee or any other person or entity. The Trust Agreement provides that each holder of the Trust Preferred Securities by acceptance thereof agrees to the provisions of the Guarantee Agreement and the Indenture.

The covenants in the Indenture are limited.

The covenants in the Indenture are limited, and there are no covenants relating to the Company in the Trust Agreement. As a result, neither the Indenture nor the Trust Agreement protects holders of Junior Subordinated Debentures, or Trust Preferred Securities, respectively, in the event of a material adverse change in the Company’s financial condition or results of operations or limits the ability of the Company or any subsidiary to incur additional indebtedness. Therefore, the provisions of these governing instruments should not be considered a significant factor in evaluating whether the Company will be able to comply with its obligations under the Junior Subordinated Debentures or the Guarantee.

Holders of the Trust Preferred Securities will generally have limited voting rights.

Holders of the Trust Preferred Securities will generally have limited voting rights relating only to the modification of the Trust Preferred Securities and certain other matters described herein. In the event that (i) there is a Debenture Event of Default (as defined herein) with respect to the Junior Subordinated Debentures (see “Description of the Junior Subordinated Debentures -- Events of Default”), (ii) the Property Trustee fails to pay any distribution on the Trust Preferred Securities for 30 days (subject to deferral of distributions), (iii) the Property Trustee fails to pay the redemption price on the Trust Preferred Securities when due upon redemption, (iv) the Property Trustee fails to observe a covenant in the Trust Agreement for the Trust Preferred Securities for 60 days after receiving a Notice of Default, or (v) the Property Trustee is declared bankrupt or insolvent and not replaced by the Company within 60 days, the holders of a majority of the outstanding Trust Preferred Securities will be able to remove the Property Trustee and the Indenture Trustee (but not the Administrative Trustees who may only be removed by the Company as holder of the Trust's common securities).
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

To effectively prevent, detect, and respond to cybersecurity threats, the Company employs a multi-faceted cybersecurity risk management program supervised by our Senior Director of Technology Infrastructure and Operations ("Sr Director of Tech"), who reports directly to our CEO. The Sr Director of Tech is responsible for leading our enterprise cybersecurity strategy. This responsibility includes establishing processes designed to prevent and monitor potential cybersecurity risks, assessing potential cybersecurity incidents, implementing mitigation measures, and maintaining the cybersecurity program itself. We do this so that we can continuously enhance our cybersecurity capabilities and strengthen our defensive posture.

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

Cybersecurity risk management is an integral part of overall enterprise risk management. As part of its enterprise risk management efforts, the Board of Directors meets with the executive leadership team to assess and respond to critical business risks. These assessments include a review of our cybersecurity programs, as well as an overview of trending cyber threats based on industry intelligence and potential mitigation strategies. Performing these assessments regularly enables the Company to determine key business objectives and the IT assets and capabilities needed to achieve them. In addition, the assessments also provide the executive leadership and the Board of Directors an understanding of the Company’s security landscape and allows it to prepare to respond to threats. Cybersecurity threats continue to be identified as one of the Company’s significant risks, with our Sr Director of Tech assigned as the risk owner. Our Sr Director of Tech has developed expertise in cybersecurity and compliance, enterprise architecture and road mapping, data analytics and customer service through his twenty years of experience in the information technology space. He holds a Bachelor's degree from the University of North Carolina, Charlotte.

Governance

The Board of Directors has delegated primary responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee. The Audit Committee serves and functions as the Board of Directors primary oversight body to monitor the Company’s cybersecurity and related information technology risks. The Audit Committee receives periodic updates from the Sr Director of Tech on the Company’s policies, processes, procedures, and any significant development related to the identification, mitigation and remediation of cybersecurity risks. The Audit Committee ensures that the Sr Director of Tech provides to the Board of Directors annual updates on our cybersecurity and information technology risk. These annual updates include topics related to our cybersecurity programs and mitigation strategies, trends in cybersecurity, and other cybersecurity-related developments.

We may engage third-party advisors to monitor threats and to scan for vulnerabilities. When a cybersecurity threat or incident is identified by our third-party advisor, it is reported directly to our Sr Director of Tech. The Sr Director of Tech in conjunction with professionals throughout the organization, including information technology specialists, accountants, and lawyers, determine severity and response, then manage it to conclusion in accordance with our cybersecurity incident response processes. We may engage third party advisors as part of our incident response processes to assist with digital forensics among other efforts. The Sr Director of Tech, together with the cross-functional team, report material or potentially material incidents to our executive leadership and the Audit Committee. The Sr Director of Tech provides further updates regarding root causes and remediation efforts. In the event the Company determines it has experienced a material cybersecurity incident the Board of Directors is notified.

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

We have not identified any cybersecurity threats during the last two fiscal years that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Please refer to our Risk Factors in Item 1A for more information on the risks associated with cybersecurity attacks.

Item 2.    Properties.
The Company owns approximately 4.626 acres and a 13,000 square foot office building in Denver, North Carolina, which houses the operations of MAC, and a 55,000 square foot office building in St. Louis Park, Minnesota that is partially leased to tenants and is the location of the Company's Minnesota executive office. The Company leases approximately 4,900 square feet of office space in Charlotte, North Carolina to accommodate Air T's operations. The lease commenced on July 1, 2023 and will expire on November 30, 2028 with the option to extend the lease for one additional three year term.
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
GGS leases a 112,500 square foot production facility in Olathe, Kansas. The facility is leased from a third party under a lease agreement, which expired in August 2024. On June 6th, 2024, GGS entered into an agreement to extend the current lease for an additional five years through August 31, 2029.
As of March 31, 2025, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.
Contrail leases a 21,000 square foot facility in Verona, Wisconsin. This is a lease from a related party. See Note 13 “Related Party Matters” of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. This lease expires on July 17, 2026. Contrail also leases a 1,453 square foot office space in Denver, Colorado. The lease was a 60 month lease that extended through June 2026. As part of the formation of Crestone and transition of certain Contrail's employees to Crestone, Contrail terminated this lease prior to its expiration in 2026. Crestone entered into a lease agreement of a 1,663 square foot office space in Glendale, Colorado on September 1, 2022. On January 1, 2024, Crestone entered into an amended lease agreement which terminated the 1,663 square foot office space and leased new premises of 3,698 square feet of office space located in Glendale, Colorado. The amended lease expires in August 2027.
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

Worthington and AirCo lease a 41,280 square-feet facility in Eagan, Minnesota. The lease for this facility expires in April 2027. Worthington has a lease in Tulsa, Oklahoma, which is 22,582 square feet and expires in January 2027. Additionally, Worthington also has two facility leases in Australia: Unit E3 is 1,195 square feet and Unit B5 is 1,442 square feet. The lease for Unit E3's lease expired in April 2025 and was not renewed. The lease for Unit B5A's lease was renewed and extended until April 2029.

WASI subleases approximately 53,500 square feet of land and facilities located at Branson National Airport, Springfield, Missouri. The lease expires on January 30, 2028 with an option to renew for two additional and consecutive five year terms plus an additional and consecutive term ending on May 5, 2039. WASI also leased an additional 2,000 square feet of hangar space that expired on January 30, 2025 with no option to renew.

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
As of March 31, 2025, the approximate number of holders of record of the Company’s Common Stock was 149.
The Company has not paid any cash dividends since 2014.
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares (adjusted to 1,125,000 shares after the stock split on June 10, 2019) of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. The Company purchased 70,756 shares pursuant to this authorization during the fiscal year ended March 31, 2025.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.
Purchases of shares of Common Stock during the fourth quarter are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2025	16,343	$19.99	16,343	775,505
Feb 1 - Feb 28, 2025	12,065	$20.16	12,065	763,440
Mar 1 - Mar 31, 2025	11,212	$18.09	11,212	752,228
As of March 31, 2025, the Company did not sell any equity securities within the past three years that were not registered under the Securities Act.
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
•Ground support equipment, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and;
•Digital solutions, which develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues;
The Company additionally has a central corporate function that acts as the capital allocator and resource for other consolidated businesses, referred to as Corporate and other. Further, Corporate and other also comprises insignificant businesses and business interests.
Effective as of the fourth quarter of fiscal year 2025, we renamed our ground equipment sales segment to ground support equipment and renamed our commercial jet engines and parts segment to commercial aircraft, engines and parts to better align the descriptions of the segments with their activities.
Additionally, we have elected to separately disclose the digital solutions segment to better align our financial statement presentation with a key long-term growth area for the Company. Digital solutions was previously classified as part of insignificant business activities. As a result of this change, prior period segment information has been recast to conform to our current presentation in our financial statements and related notes included Item 8 of this report.
Each reportable segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our reportable segments based on operating income (loss) and Adjusted EBITDA.
Unconsolidated Investments
The Company has an ownership interest in Crestone Asset Management, LLC. The operations of CAM are not consolidated into the operations of the Company. See Note 9 and Note 21 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

The Company also has ownership interests in Lendway and CCI. The operations of these companies are not consolidated into the operations of the Company. See Note 9 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
The Company additionally has ownership interests in other smaller entities that are not consolidated into the operations of the Company and included in the disclosure in Note 9 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
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
•Changes in U.S. and foreign trade regulations and tariffs;
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
•Market acceptance and operational success of the Company’s aircraft asset management business and related aircraft capital joint venture; and
•Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
Fiscal 2025 vs. 2024
Consolidated revenue increased by $5.0 million (2%) to $291.9 million for the fiscal year ended March 31, 2025 compared to the prior fiscal year. Following is a table detailing revenue for the Company's four segments and Corporate and other (after elimination of intercompany transactions), in thousands:

	Year Ended March 31,		Change
	2025	2024
Overnight Air Cargo	$124,031	$115,546	$8,485	7%
Ground Support Equipment	38,940	37,168	1,772	5%
Commercial Aircraft, Engines and Parts	118,215	125,535	(7,320)	(6)%
Digital Solutions	7,268	5,783	1,485	26%
Segments total	288,454	284,032	4,422	2%
Corporate and Other	3,396	2,802	594	21%
Total	$291,850	$286,834	$5,016	2%
Revenues from the overnight air cargo segment increased by $8.5 million (7%) compared to the prior fiscal year, principally attributable to higher labor revenues, increase in admin fees and higher FedEx pass through revenues due to higher billable hours for maintenance. Pass-through costs under the dry-lease agreements with FedEx totaled $39.9 million and $36.4 million for the years ended March 31, 2025 and 2024, respectively.
The ground support equipment segment contributed approximately $38.9 million and $37.2 million to the Company’s revenues for the fiscal years ended March 31, 2025 and 2024, respectively, representing a $1.7 million (5%) increase in the current fiscal year. The increase was primarily driven by an increase in spare part sales and support services provided to customers while deicer sales increased slightly. At March 31, 2025, the ground support equipment segment’s order backlog was $14.3 million compared to $12.6 million at March 31, 2024.
The commercial aircraft, engines and parts segment contributed $118.2 million of revenues in fiscal year ended March 31, 2025 compared to $125.5 million in the prior fiscal year which is a decrease of $7.3 million (6%). The decrease was primarily driven by a lower supply of whole assets available to purchase for tear-down or resale in an increasingly competitive market, further exacerbated by aircraft operators keeping older aircraft in operation for longer than they have in the past.
The digital solutions segment contributed $7.3 million of revenues in the fiscal year ended March 31, 2025 compared to $5.8 million in the prior fiscal year which is an increase of $1.5 million (26%). The increase is primarily due to increased software subscriptions driven by continued acquisition of new and recurring customers.
Following is a table detailing operating income (loss) for the Company's four segments and Corporate and other, net of intercompany during Fiscal 2025 and Fiscal 2024 (in thousands):

	Year Ended March 31,		Change
	2025	2024
Overnight Air Cargo	$6,251	$6,765	$(514)
Commercial Aircraft, Engines and Parts	7,116	4,169	2,947
Ground Support Equipment	(1,210)	(1,553)	343
Digital Solutions	(1,064)	(661)	(403)
Segments total	11,093	8,720	2,373
Corporate and Other	(9,185)	(7,456)	(1,729)
Total	$1,908	$1,264	$644
Consolidated operating income for the fiscal year ended March 31, 2025 was $1.9 million compared to consolidated operating income of $1.3 million in the prior fiscal year.
Operating income for the overnight air cargo segment decreased by $0.5 million in the current fiscal year, due primarily to increased loss provisioning for bad debt and additional taxes related to conducting business in Puerto Rico.
Operating loss for the ground support equipment segment was $1.2 million compared to operating loss of $1.6 million in the prior fiscal year. The decrease in operating loss was primarily attributable to reduced headcount, partially offset by increased warranty expense in the current year.

Operating income of the commercial aircraft, engines and parts segment was $7.1 million compared to operating income of $4.2 million in the prior year. The increase was primarily attributable to increased sales of component packages with a higher gross profit, which offset the decrease in revenue noted above.
Operating loss for the digital solutions segment increased by $0.4 million year over year, attributable to increased personnel needed to continue to scale operations.
The table below provides Adjusted EBITDA for the Company's four segments and Corporate and other for the fiscal year ended March 31, 2025 and 2024 (in thousands):

	Twelve Months Ended		Change
	March 31, 2025	March 31, 2024
Overnight Air Cargo	$6,808	$7,144	(336)
Ground Support Equipment	(773)	(949)	176
Commercial Aircraft, Engines and Parts	9,832	6,119	3,713
Digital Solutions	(272)	149	(421)
Segments total	15,595	12,463	3,132
Corporate and Other	(8,232)	(6,273)	(1,959)
Adjusted EBITDA	$7,363	$6,190	1,173
Consolidated Adjusted EBITDA for the fiscal year ended March 31, 2025 was $7.4 million, an increase of $1.2 million compared to the prior fiscal year.
Adjusted EBITDA for the overnight air cargo segment decreased by $0.3 million in the current fiscal year, due primarily to lower segment operating income as described above.
Adjusted EBITDA loss for the ground support equipment segment decreased by $0.2 million in the current fiscal year, primarily due to higher sales as described above.
Adjusted EBITDA of the commercial aircraft, engines and parts segment was $9.8 million, an increase of $3.7 million from the prior fiscal year. The increase was primarily driven by higher profit margins on sales as described above.
Adjusted EBITDA of the digital solutions segment decreased by $0.4 million in the current fiscal year, due primarily to higher personnel costs as described above.
Following is a table detailing consolidated non-operating income (expense), net of intercompany during fiscal 2025 and fiscal 2024 (in thousands):

	Year Ended March 31,		Change
	2025	2024
Interest expense, net	(8,387)	(6,916)	(1,471)
Income from equity method investments	1,700	1,689	11
Other	(209)	8	(217)
Total	$(6,896)	$(5,219)	$(1,677)

The Company had a net non-operating loss of $6.9 million for the fiscal year ended March 31, 2025 compared to a net non-operating loss of $5.2 million in the prior fiscal year. The increase in non-operating loss was primarily driven by a $1.5 million increase in interest expense, and $1.2 million related to the recognition of gains and losses from the change in fair value for interest rate swap contracts that were not classified as an effective hedge where hedge accounting was not applied.

During the year ended March 31, 2025, the Company recorded $0.4 million of income tax expense, which yielded an effective rate of -8.5%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2025 were the foreign rate differentials and changes in valuation allowance. The net change in the valuation allowance was $1.1 million for the year ended March 31, 2025. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The change in the Company’s valuation allowance is primarily due to the realizability of the domestic deferred tax assets, the unrealized losses on investments, the foreign tax credits generated by the operations in the Company’s Puerto Rico branch that is expected to expire before being fully utilized, and the change in full valuation allowances associated with the Delphax entities.

During the fiscal year ended March 31, 2024, the Company recorded $0.7 million of income tax expense at an effective tax rate of -18.5%. The primary factors contributing to the difference between the federal statutory rate of 21% and the Company’s effective tax rate for the fiscal year ended March 31, 2024 were the foreign rate differentials and changes in valuation allowance. The net change in the valuation allowance was $2.0 million for the year ended March 31, 2024. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The change in the Company’s valuation allowance is primarily due to the realizability of the domestic deferred tax assets, the unrealized losses on investments, the foreign tax credits generated by the operations in the Company’s Puerto Rico branch that is expected to expire before being fully utilized, and the change in full valuation allowances associated with the Delphax entities.

Market Outlook

Future economic developments such as inflation, along with evolving trade policies and the potential for new or increased tariffs present uncertainty and risk with respect to our financial condition and results of operations. Despite the aforementioned, we experienced improved demand for commercial aircraft, jet engines and parts in the fiscal year ended March 31, 2025. We expect that issues caused by economic and business issues will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.
Liquidity and Capital Resources

As of March 31, 2025, the Company held approximately $6.5 million in total cash, cash equivalents and restricted cash, of which, $0.5 million related to cash reserved for payments of SAIC's insurance claims. The Company also held $0.7 million in restricted investments held as statutory reserve of SAIC.
As of March 31, 2025, the Company’s working capital amounted to $30.8 million, a decrease of $25.2 million compared to March 31, 2024. The decrease in working capital was primarily driven by a $22.2 million decrease in inventory driven by timing of sales and acquisition of inventory in addition to increased competition for acquiring aircraft and engines for tear-down and conversion of $2.5 million of receivables for expense reimbursements from CAM to a long-term note receivable.
The Company’s Credit Agreement with Alerus Financial, National Association (“Alerus”) (the debt obtained by the Company, as the Loan Party Agent, and AirCo, LLC, AirCo 2, LLC, AirCo Services, LLC, Air'Zona, CSA, GGS, MAC, Stratus Aero Partners LLC, WASI, Worthington, Jet Yard and Jet Yard Solutions (the "Original Alerus Loan Parties") in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) includes several covenants that are measured twice a year (at September 30 and March 31), including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.25 and a leverage ratio greater than 3.00.
Air T Acquisition 22.1's term loans with ING Bank (the Air T Acquisition 22.1 debt in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) include several covenants that are measured once a year at December 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.10 and a senior net leverage ratio of 1.50.
The Contrail Credit Agreement with Old National Bank ("ONB") (the Contrail debt in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report) contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.0 and a minimum tangible net worth ("TNW") of $15.0 million. As of March 31, 2025, Air T, Air T Acquisition 22.1 and Contrail were all in compliance with their respective covenants.
As mentioned in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8, on May 30, 2024, Contrail, a majority-owned subsidiary of the Company, entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with OCAS, Inc. (the "Seller"). Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, effective as of April 1, 2024. The purchase price for the redeemed interest is $4.6 million, plus an earnout amount. The cash purchase price is payable pursuant to a secured, subordinated promissory note ("OCAS Loan"), payable beginning on May 1, 2024 and monthly thereafter for a 12-month period of interest payments only with the outstanding balance amortized and paid over the following three years. Interest accrues on the principal amount at an annual rate equal to the 10-year Treasury bond yield plus 375 basis points, compounded monthly. The rate adjusts on each anniversary date of the note. The payment obligation under the note may be deferred if Contrail’s forecast indicates that any payment following the first 12-month period would cause a loan default or a loan default exists. Initially, the payment obligation would revert back to interest only, unless a default exists, in which case no payment would be required. If Contrail is unable to make a payment for 12 months, then interest shall cease to accrue. The note is expressly subordinated to the payment in full of all indebtedness of Contrail on or prior to the date of the note or thereafter created. The OCAS Loan is classified as related party debt on the Company's condensed consolidated balance sheet.
As mentioned in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8, on August 29, 2024, the Original Alerus Loan Parties entered into a credit agreement with Alerus (the “New Credit Agreement”). The New Credit Agreement provides for a secured revolving credit facility ("Revolver - Alerus") in an initial maximum principal amount of up to $14.0 million. Availability under the Revolver - Alerus is subject to a borrowing base and provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $3.0 million, with the outstanding amount of any such letters of credit reducing availability for borrowings under the revolving credit facility. Revolver - Alerus matures on February 28, 2026 and balance outstanding will bear interest at a rate per annum equal to the greater of 5.00% or one-month SOFR plus 2.00%. On January 21, 2025, the Original Alerus Loan Parties entered into Amendment No. 1 to Credit Agreement ("Amendment No. 1") and Other Loan Documents with Alerus which extends the maturity date of the revolving credit agreement from February 28, 2026 to August 28, 2026.
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

The Original Alerus Loan Parties are co-borrowers under the New Credit Agreement and each of the notes. The obligations of the Original Alerus Loan Parties under the New Credit Agreement and the notes are secured by a first priority security interest in substantially all of the Original Alerus Loan Parties' current assets, including accounts receivable and inventory. The Company is not a borrower under the New Credit Agreement but has guaranteed the obligations of the Original Alerus Loan Parties owed to the Alerus. In addition, Air T, Inc. has pledged a brokerage account of marketable securities held at a securities intermediary to secure the obligations. Furthermore, the obligations are further secured by a deed of trust on approximately 4.626 acres of real estate that includes a 13,000 square foot office building in Denver, North Carolina.

In connection with the closing of the New Credit Agreement, the Company and its subsidiaries used proceeds from the new financing to satisfy and discharge all obligations, and terminated all commitments, under the Company’s existing secured credit facility with Minnesota Bank & Trust ("MBT"). The Company incurred no termination penalties in connection with such termination.
As mentioned in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8, on September 12, 2024, Contrail entered into the Fifth Amendment to the Master Loan Agreement dated June 24, 2019 and Supplement #11 to the Master Loan Agreement, and Term Note J with ONB. Term Note J is a term loan in the principal amount of $10.0 million. The loan bears a variable monthly interest rate at the 1-month SOFR Rate plus 3.86% and requires equal monthly payments of principal and interest until the loan maturity date of September 12, 2028. The loan requires compliance with covenants that require minimum Tangible Net Worth of $15.0 million and a Quarterly Cash Flow Coverage of not less than 1.25 to 1.0. In order to induce ONB to enter into these agreements, Contrail and OCAS, Inc. entered into a subordination agreement dated September 12, 2024 to address certain loan matters and to establish the priority of repayment of Contrail’s debt to ONB over the OCAS Loan in the original principal amount of $4.6 million.

As mentioned in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on October 16, 2024, the Company and AAM 24-1, LLC, a wholly-owned subsidiary of the Company ("AAM 24-1") entered into a Second Note Purchase Agreement (the “Second NPA”) with two institutional investors (the "Institutional Investors"). The Second NPA amended and restated the terms of the Company’s previously disclosed Note Purchase Agreement (the “Original NPA”), which was filed in a Current Report on Form 8-K on February 26, 2024. Under the Original NPA, AAM 24-1 had issued and sold $15.0 million of 8.5% senior secured notes. The Second NPA amended and restated the amount issued and sold to $30.0 million of 8.5% senior secured notes (collectively the "Notes" to the Institutional Investors, which includes the $15.0 million from the Original NPA bringing the total indebtedness to $30.0 million. The Notes mature on March 1, 2031 and bear an annual interest at a rate of 8.5%. In addition to the 160,000 previously pledged TruPs, 160,000 newly-issued shares of TruPs held by AAM 24-1 are now pledged to the Institutional Investors, in connection with the closing of the Second NPA.

As mentioned in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8, on February 21, 2025, MAC entered into a $2.3 million term loan with Bank of America, N.A ("BofA"). The term loan requires monthly interest payments commencing March 21, 2025 until payment in full on the February 21, 2030 maturity date. The loan also requires principal payments in equal monthly installments of $9,500 and MAC may prepay the loan at any time in full or in part without penalty. The loan bears a variable monthly interest rate at the 1-month SOFR Rate plus 1.75% plus 0.11%. As part of the term loan, BofA put a lien on real property owned by MAC in Denver, North Carolina to further secure the loan.. The new loan with Bank of America, N.A. contains a number of covenants, including but not limited to: providing financial information and statements, maintaining a fixed coverage ratio of at least 1.25 to 1.0, a limit on other debts and other liens, maintenance of assets, a limit on loans and investments, a prohibition on a change of ownership and additional negative covenants.

In connection with the financing, the Original Alerus Loan Parties entered into Amendment No. 2 to Credit Agreement and Consent (“Amendment No. 2”) on February 21, 2025. Amendment No. 2 updated the Credit Agreement dated as of August 29, 2024, as amended by Amendment No. 1 dated as of January 21, 2025 to remove references to Term Note B - Alerus and remove the lien and assignment of rents on the Denver, North Carolina real property. MAC used the proceeds of the new financing to repay Term Note B - Alerus with Alerus.

As mentioned in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8, on March 31, 2025, the Alerus Loan Parties under the Credit Agreement with Alerus entered into Amendment No. 3 to Credit Agreement ("Amendment No. 3") with Alerus as well as a $3.0 million secured Overline Note and an Amended and Restated Revolving Credit Note in the amount of $14.0 million. The maturity date of the Overline Note is October 31, 2025 or such earlier date on which the Overline Note becomes due and payable. The Overline Note bears interest at the greater of 5.00% or one-month SOFR plus 2.00%. In connection with Amendment No. 3, AirCo, LLC, AirCo 2, LLC, AirCo Services, LLC, and Stratus Aero Partners, LLC were released as co-borrowers from the New Credit Agreement (including the Overline Note). As a result, only Air'Zona, CSA, GGS, MAC, WASI, Worthington, Jet Yard and Jet Yard Solutions remain as entities related to the Alerus note (the "Alerus Loan Parties")

As mentioned in Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on May 15, 2025 the Alerus Loan Parties under the Revolving Credit Agreement with Alerus and Royal Aircraft Services, LLC, a Maryland limited liability company (“Royal”) and Air T entered into Amendment No. 4 to Credit Agreement and Consent (the “Amendment”) and Term Loan C with Alerus in the amount of $1.1 million. The purpose of the Amendment and Term Note was to provide a term loan to finance the full purchase price of the Royal acquisition, to add Royal as a part of the Alerus Loan Parties to the Alerus credit agreement, as amended and to memorialize Alerus’ consent to the Royal acquisition. The new term loan matures May 15, 2030 and bears interest at the greater of five (5%) percent or the CME one-month term SOFR rate plus 2.25%. Monthly payments on Term Note C commenced June 15, 2025 and are equal to $12,500 plus accrued interest. The term loan is secured by the terms of Security Agreement dated as of August 29, 2024.

As mentioned in Note 24 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report, on May 30, 2025 the Company and AAM 24-1 entered into a Third Note Purchase Agreement (the "Third NPA") with the Institutional Investors. Under the Third NPA, the Institutional Investors advanced an addition $10.0 million to AAM 24-1 and committed to advance an additional $60.0 million in $10.0 million increments periodically on the 30th day of each September, January commencing on September 30, 2025 and ending on May 30, 2027 if all requirements as dictated by the Third NPA are met. The Third NPA bears annual interest at a rate of 8.5% which is computed on the basis of a 30/360-day year and actual days elapsed and is payable semi-annually in arrears. The maturity of the Third NPA is May 31, 2035.

As a result, management believes it is probable that the cash on hand and current financings, net cash provided by operations from its remaining operating segments, together with amounts available under our current revolving lines of credit, as amended, will be sufficient to meet obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows

Following is a table of changes in cash flow from continuing operations for the respective fiscal years ended March 31, 2025 and 2024 (in thousands):

	Year Ended March 31,		Change
	2025	2024
Net Cash Provided by Operating Activities	$23,496	$17,178	$6,318
Net Cash Used in Investing Activities	(20,189)	(2,499)	(17,690)
Net Cash Used in Financing Activities	(4,801)	(13,910)	9,109
Effect of foreign currency exchange rates	408	(16)	424
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	$(1,086)	$753	$(1,839)
Net cash provided by operating activities in fiscal year 2025 was $23.5 million compared to net cash provided by operating activities for the prior fiscal year of $17.2 million. The increase in operating cash flows was primarily driven by a higher decrease in inventory of $11.5 million due to higher component sales at Contrail in the current year and timing of inventory purchases. These changes were partially offset by $5.9 million net change in accounts receivable.
Net cash used in investing activities for fiscal year 2025 was $20.2 million compared to net cash used in investing activities for the prior fiscal year of $2.5 million. The cash used in investing activities was primarily driven by capital expenditures of $14.6 million related to assets on lease in the current year at Contrail and disbursements of $3.8 million related to the Lendway notes receivable.
Net cash used in financing activities for fiscal year 2025 was $4.8 million compared to net cash used in financing activities for the prior fiscal year of $13.9 million. The cash used in financing activities in the current year period was primarily driven by $12.3 million more proceeds and $10.6 million less payments on the Company's revolving lines of credit. These changes were partially offset by $6.7 million more payments made on the Company's term loans and $7.9 million less proceeds received from the issuance of TruPs in the current year period compared to the prior year period.
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
Supply Chain and Inflation

In fiscal 2025, we faced sourcing challenges that impacted our ability to procure raw materials and certain commodities, which resulted in delays and increased costs. These disruptions were driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. High inflation increased material and component prices, labor rates and supplier costs, and put pressure on our margins. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these supply chain issues. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for aircraft engines that are on lease, as the Company believes this expense matches with the corresponding revenue earned on engine leases. There was $1.4 million depreciation expense for leased assets in the current fiscal year, whereas there was no depreciation expense in the prior fiscal year.

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

The table below provides a reconciliation of operating income (loss) from continuing operations to Adjusted EBITDA for the fiscal years ended March 31, 2025 and 2024 (in thousands):

	Twelve Months Ended
	March 31, 2025	March 31, 2024
Operating income (loss) from continuing operations	$1,908	$1,264
Depreciation and amortization (excluding leased assets depreciation)	2,998	2,798
Asset impairment, restructuring or impairment charges	1,463	1,195
Loss on sale of property and equipment	15	18
TruPs issuance expenses	212	347
Share-based compensation	88	106
Severance expenses	244	462
Earnout remeasurement	$435	$—
Adjusted EBITDA	$7,363	$6,190

The table below provides Adjusted EBITDA for the Company's four segments and Corporate and other for the fiscal years ended March 31, 2025 and 2024 (in thousands):

	Twelve Months Ended
	March 31, 2025	March 31, 2024
Overnight Air Cargo	$6,808	$7,144
Ground Support Equipment	(773)	(949)
Commercial Aircraft, Engines and Parts	9,832	6,119
Digital Solutions	(272)	149
Segments total	15,595	12,463
Corporate and Other	(8,232)	(6,273)
Adjusted EBITDA	$7,363	$6,190
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

Distributions on the Trust Preferred Securities are payable to record holders at the annual rate of 8% of the stated $25.00 liquidation amount, payable quarterly in arrears on the 15th day of February, May, August, and November in each year. The Trust Preferred Securities issued by the Trust are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Air T. Air T guarantees the payment of distributions by Air T Funding and payments on liquidation or redemption of the Trust Preferred Securities (subordinate to the right to payment of senior and subordinated debt of Air T, as defined in Note 12 of Notes to Consolidated Financial Statements included under Part I, Item 1 of this report). If Air T Funding has insufficient funds to pay distributions on the Trust Preferred Securities (i.e., if Air T has failed to make required payments under the Junior Subordinated Debentures), a holder of the Trust Preferred Securities would have the right to institute a legal proceeding directly against Air T to enforce payment of such distributions.

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of March 31, 2025, there are $48.3 million in Trust Preferred Securities outstanding (which includes $13.0 million held by wholly-owned subsidiaries of the Company).

The Trust is a “finance subsidiary” of Air T within the meaning of Rule 3‑10 of Regulation S‑X under the Securities Act of 1933, as amended, and as a result the Air T Funding does not file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended.
Seasonality
The ground support equipment segment business has historically been seasonal, with the revenues and operating income typically being higher in the second and third fiscal quarters as commercial deicers are typically delivered prior to the winter season. Other segments are typically not susceptible to material seasonal trends.
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
Inventories – Inventories are carried at the lower of cost or net realizable value. Within the Company’s commercial aircraft, engines and parts segment, there are various estimates and judgments made in relief of inventory as parts are sold from established groups of parts from one engine or airframe purchase. The estimates and judgments made in relief of inventory are based on assumptions that are consistent with a market participant’s future expectations for the commercial aircraft, jet engines and parts industry and the economy in general and our expected intent for the inventory. These assumptions and estimates are complex and subjective in nature. Changes in economic and operating conditions could impact the assumptions and result in future losses to our inventory.

The Company periodically evaluates the carrying value of inventory. In these evaluations, the Company is required to make estimates regarding the net realizable value, which includes the consideration of sales patterns, expected future demand, and costs to refurbish aircraft parts. Any slow moving, obsolete or damaged inventory and inventory with costs exceeding net realizable value are evaluated for write-downs. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Redeemable non-controlling interest – valuation of Contrail Aviation Support, LLC — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

Inventories are carried at the lower of cost or net realizable value. Within the commercial aircraft, engines, and parts reportable segment, the Company is required to make assumptions about expected profit margins used in the relief of inventory as parts are sold from established groups of parts from one engine or airframe purchase. Additionally, in its periodic evaluation of the carrying value of the inventories, the Company is required to make estimates regarding the net realizable value. These estimates include assumptions about sales patterns, expected future demand and costs to refurbish. Changes in these assumptions could have a significant impact on the valuation of inventory held by the Company’s commercial aircraft, engines and parts reportable segment.

We identified the valuation of certain inventory held by the Company’s commercial aircraft, engines and parts reportable segment as a critical audit matter. Given the magnitude of the inventories at certain business units, coupled with the significant judgments necessary to estimate the expected profit margins and to project sales patterns, expected future demand and costs to refurbish, auditing such estimates required a high degree of auditor judgment and an increased extent of effort when performing audit procedures and evaluating the results of those procedures

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to expected profit margins utilized in the relief of inventory, and related to the sales patterns, expected future demand and costs to refurbish used in estimating the net realizable value of inventory, included the following, among others:

•We assessed the reasonableness of management’s estimates of expected profit margins for a representative sample of inventories by:
◦Comparing the life-to-date profit margin on sales from the group of parts to management’s initial profit margin assessment.
◦Evaluating the reasonableness of management’s judgments about changes to the initial profit margin estimates, if any.
•We assessed the reasonableness of management’s projections of sales patterns, expected future demand and costs to refurbish by:
◦Comparing the information to historical results of those business units.
◦Evaluating the methodology and assumptions used by, and the qualifications of, the Company’s third-party valuation specialist.
◦Performing the following procedures for a representative sample of inventories:
◦Evaluating the key assumptions underlying the valuation by examining recent sales of comparable parts and component condition.
◦Utilizing historical costs to develop an independent estimate of costs necessary to refurbish the parts.
▪We compared management’s assumptions to market data and industry forecasts.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 27, 2025

We have served as the Company's auditor since 2018.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended March 31,
(In thousands, except per share data)	2025	2024
Operating Revenues:
Overnight air cargo	$124,031	$115,546
Ground support equipment	38,940	37,168
Commercial aircraft, engines and parts	118,215	125,535
Digital solutions	7,268	5,783
Corporate and other	3,396	2,802
	291,850	286,834

Operating Expenses:
Overnight air cargo	104,760	97,690
Ground support equipment	33,994	31,834
Commercial aircraft, engines and parts	84,896	99,222
Digital solutions	2,462	1,710
Corporate and other	1,191	1,202
General and administrative	57,848	51,114
Depreciation and amortization	4,356	2,798
Earnout remeasurement	435	—
	289,942	285,570

Operating Income	1,908	1,264

Non-operating (Expense) Income:
Interest expense	(8,387)	(6,916)
Income from equity method investments	1,700	1,689
Other	(209)	8
	(6,896)	(5,219)

Loss before income taxes	(4,988)	(3,955)

Income Tax Expense	423	729

Net Loss	(5,411)	(4,684)

Net Income Attributable to Non-controlling Interests	(729)	(2,135)

Net Loss Attributable to Air T, Inc. Stockholders	$(6,140)	$(6,819)

Loss per share (Note 20)
Basic	$(2.23)	$(2.42)
Diluted	$(2.23)	$(2.42)

Weighted Average Shares Outstanding:
Basic	2,750	2,816
Diluted	2,750	2,816
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2025	2024
Net Loss	$(5,411)	$(4,684)
Other Comprehensive (Loss) Income:

Foreign currency translation income (loss)	407	(93)

Unrealized gain on interest rate swaps	—	20

Reclassification of interest rate swaps into earnings	(1,351)	(823)

Redemption of non-controlling interest	146	—

Other	231	—

Total Other Comprehensive Loss	(567)	(896)

Total Comprehensive Loss	(5,978)	(5,580)

Comprehensive Income Attributable to Non-controlling Interests	(729)	(2,135)

Comprehensive Loss Attributable to Air T, Inc. Stockholders	$(6,707)	$(7,715)
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2025	March 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$5,932	$7,100
Marketable securities	422	531
Restricted cash	575	743
Restricted investments	683	1,392
Accounts receivable, net of allowance for doubtful accounts of $1,338 and $1,420	23,917	22,911
Income tax receivable	681	561
Inventories, net	38,516	60,720
Prepaid expenses	3,103	2,351
Due from Crestone Asset Management, LLC for expense reimbursements	180	3,093
Other current assets	4,498	3,475
Total Current Assets	78,507	102,877

Notes Receivable - Lendway	3,350	—
Notes Receivable - CAM	2,500	—
Assets on lease or held for lease, net of accumulated depreciation of $1,451 and $8	14,662	252
Property and equipment, net of accumulated depreciation of $9,240 and $7,705	20,285	20,861
Intangible assets, net of accumulated amortization of $6,330 and $5,119	10,020	10,978
Right-of-use ("ROU") assets	13,274	11,376
Equity method investments	19,003	16,653
Other assets (includes $0 and $1,909 measured at fair value)	1,635	3,630
Goodwill	10,542	10,540
Total Assets	173,778	177,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,782	$15,072
Accrued expenses and other (Note 10)	16,691	15,650
Current portion of long-term debt	9,099	14,358
Current portion of long-term debt - related party (Note 12)	1,282	—
Current portion of earnout liability	430	—
Short-term lease liability	2,377	1,761
Total Current Liabilities	47,661	46,841

Long-term debt	101,226	98,568
Long-term debt - related party (Note 12)	3,288	—
Deferred income tax liabilities, net	2,249	2,447
Long-term lease liability	11,843	10,515
Long-term earnout liability	1,109	—
Other non-current liabilities (includes $44 and $0 measured at fair value)	866	—
Total Liabilities	168,242	158,371

Redeemable non-controlling interest	7,054	12,976

Commitments and contingencies (Note 21)

Equity:
Air T, Inc. Stockholders' (Deficit) Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,702,639 and 2,775,163 shares outstanding	758	758
Treasury stock, 327,606 shares at $19.55 and 256,850 shares at $19.31	(6,404)	(4,959)
Additional paid-in capital	947	859
Retained earnings	2,130	8,192
Accumulated other comprehensive loss	(647)	(80)
Total Air T, Inc. Stockholders' (Deficit) Equity	(3,216)	4,770
Non-controlling Interests	1,698	1,050
Total (Deficit) Equity	(1,518)	5,820
Total Liabilities and (Deficit) Equity	$173,778	$177,167
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,411)	$(4,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,356	2,798
Income from equity method of investments	(1,700)	(1,689)
Inventory write-down	1,463	1,195
Other	2,369	1,294
Change in operating assets and liabilities:
Accounts receivable	(1,808)	4,047
Inventories	20,630	9,103
Accounts payable	2,710	4,623
Accrued expenses	1,087	2,378
Employee retention credit receivable	—	940
Other	(200)	(2,827)
Total adjustments	22,419	18,264
Net cash provided by operating activities	23,496	17,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(7,027)	(4,633)
Distribution from unconsolidated entities	6,030	3,192
Capital expenditures related to property & equipment	(1,081)	(1,076)
Capital expenditures related to assets on lease or held for lease	(14,598)	—
Disbursements for note receivable - Lendway	(3,750)	—
Other	237	18
Net cash used in investing activities	(20,189)	(2,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	136,515	124,249
Payments on lines of credit	(131,376)	(141,956)
Proceeds from term loan	24,877	24,850
Payments on term loan	(35,040)	(28,341)
Proceeds received from issuance of TruPs	910	8,780
Repurchase of common stock	(1,445)	(876)
Other	758	(616)
Net cash used in financing activities	(4,801)	(13,910)
Effect of foreign currency exchange rates on cash and cash equivalents	408	(16)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,086)	753
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,843	7,090
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD[1]	6,757	7,843

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assumption of liabilities to acquire assets on lease	720	—
Non-cash contribution from non-controlling interest	475	—
Contingent earnout for Contrail Aviation Support, LLC ("Contrail") redeemed interest	1,104	—
Related-party note payable for Contrail redeemed interest	4,570	—
Due from CAM expense reimbursements converted into notes receivable - CAM	2,500	—
Equipment leased or held for lease transferred to inventory	—	73
Equipment in inventory transferred to assets on lease	112	260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash payments for operating leases	2,260	2,351
Cash paid during the year for interest	8,437	3,891
Cash paid during the year for income taxes	$983	$917

1 The following table includes a reconciliation of "Cash and cash equivalents and restricted cash at end of period":

Cash and cash equivalents	$5,932
Restricted cash, current	575
Restricted cash, long-term(a)	250
Total cash and cash equivalents and restricted cash at end of period	$6,757
(a) Included in other assets on the consolidated balance sheets.

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2023	3,027	$757	208	$(4,083)	$728	$13,686	$816	$1,078	$12,982

Net loss*	—	—	—	—	—	(6,819)	—	(28)	(6,847)

Repurchase of common stock	—	—	49	(876)	—	—	—	—	(876)

Exercise of stock options	3	1	—	—	25	—	—	—	26

Stock compensation expense	—	—	—	—	106	—	—	—	106

Foreign currency translation loss	—	—	—	—	—	—	(93)	—	(93)

Adjustment to fair value of redeemable non-controlling interest	—	—	—	—	—	1,325	—	—	1,325

Unrealized gain of interest rate swaps	—	—	—	—	—	—	20	—	20

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(823)	—	(823)

Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820
*Excludes amount attributable to redeemable non-controlling interest in Contrail and Shanwick.

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests*	Total Equity
Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820

Net loss*	—	—	—	—	—	(6,140)	—	16	(6,124)

Declared distributions to non-controlling interests	—	—	—	—	—	—	—	(98)	(98)

Repurchase of common stock	—	—	71	(1,445)	—	—	—	—	(1,445)

Stock option forfeiture (Note 14)	—	—	—	—	(54)	—	—	—	(54)

Stock compensation expense	—	—	—	—	142	—	—	—	142

Foreign currency translation gain	—	—	—	—	—	—	407	—	407

Redemption of non-controlling interest	—	—	—	—	—	78	146	—	224

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(1,351)	—	(1,351)

Initial consolidation of CASP, LLC	—	—	—	—	—	—	—	730	730

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	(3)	—	(3)

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	234	—	234

Balance, March 31, 2025	3,030	$758	328	$(6,404)	$947	$2,130	$(647)	$1,698	$(1,518)
*Excludes amount attributable to redeemable non-controlling interest in Contrail and Shanwick.
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2025 AND 2024
Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power, compounding its free-cash-flow per share over time.
We currently operate in four reportable segments:
•Overnight air cargo, which operates in the air express delivery services industry;
•Ground support equipment, which manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers;
•Commercial aircraft, engines and parts, which manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and;
•Digital solutions, which develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues.
The Company additionally has a central corporate function that acts as the capital allocator and resource for other consolidated businesses, referred to as Corporate and other. Further, Corporate and other also comprises insignificant businesses and business interests.
Each reportable segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our reportable segments based on operating income (loss) and Adjusted EBITDA.

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
Reportable Segments and Reclassification of Prior Year Presentation – Effective as of the fourth quarter of fiscal year 2025, the Company renamed our ground equipment sales segment to ground support equipment and renamed out commercial jet engines and parts segment to commercial aircraft, engines and parts to better align the descriptions of the segments with their activities.
The Company has elected to separately disclose the digital solutions segment, as of the fourth quarter of fiscal year 2025, to align presentation in the financial statements with a key long-term growth area for the Company. Digital solutions was previously classified as part of insignificant business activities. As a result of this change, prior period segment information has been recast to conform to our current presentation in our financial statements. Refer to Note 19 for additional details.
Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Future economic developments such as inflation, along with evolving trade policies and the potential for new or increased tariffs, may impact our financial condition and operating results. The unpredictable nature of these developments makes it difficult to assess their full effect on economic and market conditions or on our business specifically. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025.
Segments - The Company has four reportable operating segments: overnight air cargo, ground support equipment, commercial aircraft, engines and parts, and digital solutions. The Company assesses the performance of these segments on an individual basis (see Note 19).

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information by reportable segment for purposes of allocating resources and evaluating financial performance. Each reportable segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our reportable segments based on operating income (loss) and Adjusted EBITDA.
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

Accounts Receivable – Accounts receivable include trade receivables from customers with stated collection terms of less than one year from the date of origination. Accounts receivable are stated net of estimated allowance for uncollectible balances.

We measure expected credit losses primarily utilizing credit loss history. In addition, our credit loss estimates consider current conditions. We charge off receivables against the allowances after reasonable collection efforts are exhausted. Below is the reconciliation for allowance for credit losses on accounts receivables for the years ended March 31, 2025 and 2024 (in thousands):

	Year Ended Year ended March 31,
	2025	2024
Balance at the beginning of the year	$1,420	$1,160
Provision for credit losses	802	288
Charge-offs, net of recoveries	(884)	(28)
Balance at March 31	$1,338	$1,420

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
Within the Company’s commercial aircraft, engines and parts segment, there are various estimates and judgments made in relief of inventory as parts are sold from established groups of parts from one engine or airframe purchase. The estimates and judgments made in relief of inventory are based on assumptions that are consistent with a market participant’s future expectations for the commercial aircraft, jet engines and parts industry and the economy in general and our expected intent for the inventory. These assumptions and estimates are complex and subjective in nature. Changes in economic and operating conditions could impact the assumptions and result in future losses to our inventory.

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
Goodwill for relevant segments and corporate and other, at original cost, consisted of the following (in thousands):

	Year Ended March 31,
	2025	2024
Overnight air cargo	$76	$76
Commercial aircraft, engines and parts	4,227	4,227
Digital solutions	6,239	6,237
Total reportable segment goodwill, at cost	10,542	10,540
Corporate and other	376	376
Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$10,542	$10,540
As of March 31, 2025, the $4.2 million goodwill balance in commercial aircraft, engines and parts is attributable to the acquisition of Contrail in July 2016. The $6.2 million goodwill balance in digital solutions is attributable to the acquisition of Shanwick in February 2022. The $0.1 million goodwill balance in overnight aircraft cargo is attributable to the acquisition of WASI in January 2023. The minimal increase from the prior fiscal year's balance to the current fiscal year's balance is attributable to foreign currency translation adjustments related to the goodwill balance at Shanwick.
Based on the results of our annual assessment of qualitative factors conducted as of March 31, 2025, management determined that it was more likely than not that the fair value of our reporting units exceeded its carrying value, including goodwill.
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

Accounting for Debt - Trust Preferred Securities and Warrant Liability – On April 24, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “sales agent” or “Ascendiant”), pursuant to which it may sell and issue its TruPs having an aggregate offering price of up to $8.0 million from time to time. The Company has no obligation to sell any TruPs, and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement.

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

Per the Operating Agreement, Contrail's non-controlling interest is redeemable at an amount other than fair value, which is equal to 5% of the Contrail Equity Value, which is defined as an amount equal to nine times the average Adjusted EBITDA of Contrail's most recent three completed fiscal years at the time an option notice is delivered. The purchase price for the 5% interest is to be paid in equal quarterly installments over a three-year period, together with interest at the then current ten-year Treasury bond yield plus 2.5% adjusted annually.
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

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as redeemable and classified them in temporary equity within its Consolidated Balance Sheets. Initial measurement of the redeemable non-controlling interests is at their acquisition-date fair value. Because the redeemable non-controlling interests are redeemable at an amount other than fair value, subsequent measurement is to be measured at the greater of the carrying value in accordance with ASC 810-10 measurement guidance or the redemption value in accordance with ASC 480-10. Refer to Note 21 for further information.
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

The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income (loss). These pass-through costs totaled $39.9 million and $36.4 million for the years ended March 31, 2025 and 2024, respectively.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07- Segment Reporting (Topic 848): Improvements to Reportable Segment Disclosures. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses utilized by the chief operating decision maker for a company along with details about who the chief operating decision maker is and their title. The Update additionally requires that all annual disclosures under Topic 280 be included in interim periods financial statements, clarifies when an entity can disclose multiple segment measures of profit or loss, and provides new segment disclosure requirements for entities with a single reportable segment. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the fiscal year ended March 31, 2025. Refer to Note 19 for more information.

Recently Issued Accounting Pronouncements

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

2.    MAJOR CUSTOMER
Approximately 39% and 36% of the Company’s consolidated revenues were derived from services performed for FedEx Corporation by the Company's Overnight Air Cargo segment during the fiscal years ended March 31, 2025 and 2024, respectively. Approximately 35% and 21% of the Company’s consolidated accounts receivable at March 31, 2025 and 2024, respectively, were due from FedEx Corporation.
Approximately 13% and 10% of the Company’s consolidated revenues were derived from services performed for American Airlines Corporation by the Company's Commercial Aircraft, Engines and Parts and Ground Support Equipment segments in fiscal 2025 and 2024, respectively. Approximately 19% and 24% of the Company’s consolidated accounts receivable at March 31, 2025 and 2024, respectively, were due from American Airlines Corporation.
3.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	Fair Value Measurements at March 31,
	2025	2024
Marketable securities (including restricted investments) (Level 1)	$1,105	$1,923
Interest rate swaps (liability) asset (Level 2)	(44)	1,909
Contrail's earnout (Level 3)	$1,539	$—
Contrail's redeemable non-controlling interest (Level 3)	$—	$7,437
The fair values of our interest rate swaps are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. See Note 8.
The fair value of Contrail's earnout is valued using an income approach and is classified as Level 3 in the hierarchy. See Note 21.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their fair values at March 31, 2025 and 2024.

4.    INVENTORIES
Inventories consisted of the following (in thousands):

	Year Ended March 31,
	2025	2024
Inventories:
Raw materials	6,928	6,174
Work in process	2,342	5,244
Finished goods	5,358	4,387
Aircraft parts	28,794	49,522
Total inventories	43,422	65,327
Reserves	(4,906)	(4,607)
Total inventories, net of reserves	$38,516	$60,720

A write-down of $1.5 million was recorded on the inventory of the commercial aircraft, engines and parts segment during the fiscal year ended March 31, 2025. The write-down was attributable to our evaluation of the carrying value of inventory as of March 31, 2025, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.
5.    LESSOR ARRANGEMENTS

Equipment Leases

The Company leases equipment to third-parties, primarily through Contrail. Leases for aircraft and engines to aviation customers typically have terms ranging from 1 and 4 years under operating lease agreements. On August 26, 2024, Contrail executed the operating agreement for CASP Leasing 1, LLC ("CASP"), a newly-created and 95% owned subsidiary of Contrail. On August 29, 2024, CASP entered into two purchase agreements to acquire and subsequently lease two Airbus Model A321-111 aircraft. The lease term for these two leased assets ends December 31, 2027. For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the lease term. The Company depreciates the aircraft and engines on a straight-line basis over the assets' useful life from the acquisition date to an estimated residual value. During the fiscal year ended March 31, 2025, the Company recognized depreciation expense relating to equipment leases of $1.5 million. Depreciation expense relating to equipment leases for the fiscal year ended March 31, 2024 was not material.

Future minimum rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. During the fiscal year ended March 31, 2025, earned contingent rent on equipment leases totaled approximately $1.1 million. The Company had no contingent rent earned on equipment leases during the fiscal year ended March 31, 2024. As of March 31, 2025, future minimum rental payments to be received under non-cancelable leases are as follows (in thousands):

Year ended March 31,
2026	$3,402
2027	3,361
2028	2,843
Thereafter	—
Total	$9,606
Office leases

The Company, through its wholly-owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. Our contractual obligations for offices currently on lease can include termination and renewal options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise. The Company depreciates the assets on a straight-line basis over the assets' useful life. Depreciation expense relating to office leases was $0.3 million for the fiscal years ended March 31, 2025 and 2024, respectively.

We recognized rental and other revenues related to operating lease payments of $1.7 million and $1.6 million, of which variable lease payments were $0.7 million during both fiscal years ended March 31, 2025 and 2024, respectively. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of March 31, 2025:

Year ended March 31,
2026	$1,022
2027	987
2028	849
2029	774
2030	743
Thereafter	1,824
Total	$6,199

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Year Ended March 31,
	2025	2024
Furniture, fixtures and equipment	$7,282	$7,060
Leasehold improvements	8,393	7,656
Land and buildings	13,850	13,850
	29,525	28,566
Accumulated depreciation	(9,240)	(7,705)
Property and equipment, net	$20,285	$20,861

During the fiscal years ended March 31, 2025 and 2024, depreciation on fixed assets amounted to $1.7 million and $1.5 million, respectively.
7.    INTANGIBLES
Intangibles consisted of the following (in thousands):

	Year Ended March 31,
	2025	2024
Purchased software	$865	$582
Internally developed software	3,658	3,657
In-place lease and other intangibles	1,094	1,094
Customer relationships	8,012	8,009
Patents	1,139	1,112
Other	1,512	1,502
	16,280	15,956
Accumulated amortization	(6,330)	(5,119)
	9,950	10,837
In-process software	70	141
Intangible assets, total	$10,020	$10,978
Based on the intangible assets recorded at March 31, 2025 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)	Amortization
2026	$1,193
2027	1,136
2028	1,053
2029	968
2030	965
Thereafter	4,635
$9,950
Amortization expense totaled $1.2 million for each fiscal years ended March 31, 2025 and 2024.

8.    INVESTMENTS IN SECURITIES AND DERIVATIVE INSTRUMENTS

As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings (Term Note A - MBT and Term Note D - MBT). To meet these objectives, the Company entered into interest rate swaps with notional amounts consistent with the outstanding debt on Term Note A - MBT and Term Note D - MBT, which were designated as cash flow hedging instruments and qualified as effective hedges in accordance with ASC 815. On August 31, 2021, Air T refinanced Term Note A and fixed its interest rate at 3.42%. As a result of this refinancing, the Company determined that the interest rate swap on Term Note A was no longer an effective hedge. At the time of de-designation, the Company amortized the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Term Note A into earnings, classified with interest expense on the consolidated statement of income (loss), over the remainder of its term. On July 10, 2024, the interest rate swap on Term Note A - MBT was terminated and the Company received proceeds in the amount of $0.1 million with the net realized loss on swap termination included in other income (loss) on the condensed consolidated statement of income (loss). The swap termination has no impact on the Company's accounting for the fair value adjustments of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Term Note A - MBT. On July 10, 2024, the interest rate swap on Term Note D - MBT was also terminated and the Company received proceeds in the amount $41.0 thousand with the net realized loss on swap termination included in other income (loss) on the condensed consolidated statement of income (loss). As a result of this swap termination, the Company determined that the interest rate swap on Term Note D - MBT was no longer an effective hedge. The Company will amortize the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Term Note D - MBT at the time of de-designation into earnings, classified with interest expense on the consolidated statement of income (loss), over the remaining term of the originally hedged loan.
On January 7, 2022, Contrail completed an interest rate swap transaction with Old National Bank ("ONB") with respect to the $43.6 million loan made to Contrail in November 2020 pursuant to the Main Street Priority Loan Facility as established by the U.S. Federal Reserve ("Contrail - Term Note G"). The purpose of the floating-to-fixed interest rate swap transaction was to effectively fix the loan interest rate at 4.68%. As of February 24, 2022, this swap contract was designated as a cash flow hedging instrument and qualified as an effective hedge in accordance with ASC 815. On March 30, 2023, Contrail made a prepayment of $6.7 million on Contrail - Term Note G. As a result of this prepayment, the Company determined that the interest rate swap on Contrail - Term Note G was no longer an effective hedge. The Company amortized the fair value of the interest-rate swap contract included in accumulated other comprehensive income (loss) associated with Contrail - Term Note G at the time of de-designation into earnings over the remainder of its term. During the year ended March 31, 2025, the interest rate swap on Contrail - Term Note G was terminated and the Company received proceeds in the amount of $0.6 million. As a result of the termination, the Company reclassified a gain of $0.7 million from accumulated other comprehensive income (loss) into earnings.
On February 28, 2025, MAC completed an interest rate swap transaction with Bank of America, N.A ("BofA") with respect to the $2.3 million loan made to MAC in February 2025. The purpose of the floating-to-fixed interest rate swap transaction was to effectively fix the loan interest rate at 5.99%. The Company elected not to apply hedge accounting on the interest rate swap with BofA, therefore, any changes in the fair value of the swap are recognized directly into earnings. These fair value changes are included in interest expense on the condensed consolidated statement of income (loss).
When the interest rate swaps were designated as effective hedges, the effective portion of changes in the fair value on these instruments were recorded in other comprehensive income (loss) and reclassified into the consolidated statement of income (loss) as interest expense in the same period in which the underlying hedged transaction affected earnings. The changes in the fair value of the instruments during the fiscal years ended March 31, 2025 and 2024, inclusive of Term Note D - MBT due to its effective hedge designation at the time, were not material. The interest rate swaps are considered Level 2 fair value measurements. The fair value of these interest-rate swap contracts was not material as of March 31, 2025. As of March 31, 2024, the fair value of these interest-rate swap contracts was an asset of $1.9 million, which is included within other assets in the condensed consolidated balance sheets. Estimated net unrealized losses related to the interest rate swaps included in accumulated other comprehensive income (loss) that will be reclassified into earnings within the next twelve months are not material.
The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the fiscal year ended March 31, 2025, gains and losses related to these derivative instruments were not material. During the fiscal year ended March 31, 2024, the Company recorded a $0.2 million gain and $0.4 million loss related to these derivative instruments. These gains and losses are included within Corporate and other's operating expenses in the consolidated statement of income (loss).

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

The Company's gross unrealized gains and losses on equity securities for the twelve months ended March 31, 2025 and 2024 are as follows (in thousands):

	Year Ended March 31,
	2025	2024
Unrealized Gains	$615	$1,602
Unrealized Losses	$1,049	$2,055

These unrealized gains and losses are included within Other income (loss) in the consolidated statement of income (loss). As of March 31, 2025 and 2024, the fair value of these marketable equity securities was an asset of $1.1 million and $1.9 million, respectively, which is included within restricted investments and other current assets in the condensed consolidated balance sheets.

9.    EQUITY METHOD INVESTMENTS
Lendway, Inc. investment
The Company’s investment in Lendway (NASDAQ: LDWY), formerly Insignia Systems, Inc., is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 to pivot the business towards specialty agricultural finance. On February 26, 2024, Lendway acquired Bloomia B.V. ("Bloomia"), marking its first investment in specialty agriculture and underscoring its strategy of targeting high-quality agricultural assets and enterprises. As of March 31, 2025, the number of Lendway's shares owned by the Company was 0.5 million, representing approximately 28% of the outstanding shares. As of March 31, 2025, the Company's net investment basis in Lendway is $0.7 million.
On August 15, 2024, the Company entered into a delayed draw term loan with Lendway for up to $2.5 million with an interest rate of 8.0%. On September 27, 2024 the borrowing limit was increased to $3.5 million. On January 15, 2025 the borrowing limit was further increased to $3.8 million and as of March 31, 2025, $3.8 million has been drawn. All outstanding principal and accrued interest will become due and payable to the Company on the maturity date, which is earlier of August 15, 2029 or by written demand of the Company after February 15, 2026. Prior to the maturity date, Lendway may prepay any accrued interest or principal outstanding without penalty. As of March 31, 2025, $3.4 million of the principal balance remains outstanding and $0.1 million of interest has been accrued.
Cadillac Casting, Inc. investment
The Company's 20.1% investment in CCI is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company's net investment basis in CCI is $3.9 million as of March 31, 2025.
Crestone Asset Management, LLC investment
On May 5, 2021, the Company formed an aircraft asset management business called Crestone Asset Management, LLC ("CAM"), formerly known as Contrail Asset Management LLC, and an aircraft capital joint venture called Contrail JV II LLC ("CJVII"). The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. The joint venture, CJVII, was formed as a series LLC ("CJVII Series"). It consists of several individual series that target investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM was formed to serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII Series as governed by the Management Agreement between CJVII and CAM (“Asset Management Function”), and 2) to directly invest into CJVII Series alongside other institutional investment partners (“Investment Function”).
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
On October 18, 2024, the Company entered into an unsecured promissory note with CAM for $2.5 million with an interest rate of 10.0%, through conversion of a portion of the Company's accounts receivable from CAM. All outstanding principal and accrued interest will become due and payable for the Company on the maturity date (which is October 15, 2027). Prior to the maturity, CAM may prepay any accrued interest or principal outstanding without penalty.
CAM's HLBV net assets, including common interests and investor interests, was $37.8 million and $29.6 million as of March 31, 2025 and 2024, respectively. Additionally, contributions from and distributions to both Air T and MRC for the fiscal year ended March 31, 2025 and 2024 are as follows (in thousands):

	Year Ended March 31,
	2025	2024
Contributions	$7,029	$4,095
Distributions	$11,847	$4,852
Investment balances for the Company's equity method investees as of March 31, 2025 and 2024 is as follows (in thousands):

Investment	March 31, 2025	March 31, 2024
Lendway	$729	$2,339
CCI	3,889	3,723
CAM	12,428	7,397
Other equity method investments	1,957	3,194
Total	$19,003	$16,653
Summarized income statement financial information for the Company's equity method investees accounted for on a three month lag for the twelve months ended December 31, 2024 and December 31, 2023 are as follows (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Revenue	$174,810	$143,208
Gross Profit	20,942	19,137
Operating (loss) income	(1,150)	4,843
Net (loss) income	(3,347)	8,765
Net (loss) income attributable to Air T, Inc. stockholders	$(1,286)	$1,862
Summarized balance sheet financial information for the Company's equity method investees accounted for on a three month lag as of December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31,
	2024	2023
Current assets	$48,327	$49,101
Noncurrent assets	119,881	40,971
Total assets	168,208	90,072

Current liabilities	34,594	28,656
Noncurrent liabilities	101,151	19,262
Total liabilities	135,745	47,918

Noncontrolling interests	2,841	689
The summarized income statement financial information for the Company's equity method investees accounted for without a reporting lag for the fiscal years ended March 31, 2025 and 2024 are as follows (in thousands):

	Year Ended March 31,
	2025	2024
Revenue	$31,516	$27,306
Gross Profit	11,949	8,356
Operating (loss) income	(228)	1,311
Net income (loss)	6,374	(1,552)
Net income (loss) attributable to Air T, Inc. stockholders	$3,054	$(80)
Summarized balance sheet financial information for the Company's equity method investees accounted for on a three month lag as of March 31, 2025 and 2024 are as follows (in thousands):

	March 31,
	2025	2024
Current assets	$41,947	$37,275
Noncurrent assets	26,856	28,460
Total assets	68,803	65,735

Current liabilities	6,194	5,959
Noncurrent liabilities	1,090	1,399
Total liabilities	7,284	7,358

Noncontrolling interests	—	—
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the condensed consolidated statements of income (loss), including basis difference adjustments and other comprehensive income adjustments, during the fiscal years ended March 31, 2025 and 2024 is as follows (in thousands):

	Year Ended March 31,
Investment	2025	2024
Lendway	$(1,609)	$659
CCI	165	1,041
CAM	2,919	(184)
Other equity method investments	225	173
Total	$1,700	$1,689
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the fiscal years ended March 31, 2025 and 2024, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Year Ended March 31,
Investment	2025	2024
Lendway	$—	$—
CCI	—	452
CAM	4,907	2,275
Other equity method investments	1,458	465
Total	$6,365	$3,192

10.     ACCRUED EXPENSES

	Year ended March 31,
(In thousands)	2025	2024

Salaries, wages and related items	$6,235	$5,296
Profit sharing and bonus	2,980	2,335
Other deposits	513	1,403
Deferred income	3,686	2,956
Other	3,277	3,660
Total	$16,691	$15,650

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

The components of lease cost for the fiscal years ended March 31, 2025 and 2024 are as follows (in thousands):

	Twelve Months Ended March 31,
	2025	2024
Operating lease cost	$3,121	$2,587
Short-term lease cost	1,111	873
Variable lease cost	1,049	828
Total lease cost	$5,281	$4,288

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of March 31, 2025 and 2024 were as follows (in thousands):

	March 31, 2025	March 31, 2024
Operating leases
Operating lease ROU assets	$13,274	$11,376
Operating lease liabilities	$14,220	$12,276

Weighted-average remaining lease term
Operating leases	10 years, 3 months	12 years, 1 month

Weighted-average discount rate
Operating leases	5.67%	5.09%
During the twelve months ended March 31, 2025, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $4.1 million.
The Company has an operating lease between entities under common control where the useful life of certain leasehold improvements exceeds the related lease term. As of March 31, 2025, the remaining lease term on the operating lease was 4 years, 8 months and the useful life of leasehold improvements that exceeded the lease term ranged from 4 years, 10 months to 5 years, 2 months. As of March 31, 2025, the unamortized balance of such leasehold improvements was $0.2 million.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of the fiscal year ended March 31, 2025 are as follows (in thousands):

Operating Leases
2026	$3,115
2027	2,979
2028	2,344
2029	1,745
2030	977
Thereafter	7,669
Total undiscounted lease payments	18,829
Interest	(4,609)
Total lease liabilities	$14,220

12.    FINANCING ARRANGEMENTS
Borrowings of the Company and its subsidiaries are summarized below at March 31, 2025 and March 31, 2024, respectively.
On May 30, 2024, Contrail, a majority-owned subsidiary of the Company, entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with OCAS, Inc. (the "Seller"), the minority owner of Contrail. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, effective as of April 1, 2024. The purchase price for the redeemed interest is $4.6 million, plus an earnout amount. The cash purchase price is payable pursuant to a secured, subordinated promissory note ("OCAS Loan"), payable beginning on May 1, 2024 and monthly thereafter for a 12-month period of interest payments only with the outstanding balance amortized and paid over the following three years. Interest accrues on the principal amount at an annual rate equal to the 10-year Treasury bond yield plus 375 basis points, compounded monthly. The rate adjusts on each anniversary date of the note. The payment obligation under the note may be deferred if Contrail’s forecast indicates that any payment following the first 12-month period would cause a loan default or a loan default exists. Initially, the payment obligation would revert back to interest o nly, unless a default exists, in which case no payment would be required. If Contrail is unable to make a payment for 12 months, then interest shall cease to accrue. The note is expressly subordinated to the payment in full of all indebtedness of Contrail on or prior to the date of the note or thereafter. The OCAS Loan is classified as related party debt on the Company's condensed consolidated balance sheet. As a result, it is excluded from the tables of current financing arrangements and contractual financing obligations below.
On August 29, 2024, the Company and AirCo, LLC, AirCo 2, LLC, AirCo Services, LLC, Air'Zona, CSA, GGS, MAC, Stratus Aero Partners LLC, WASI, Worthington, Jet Yard and Jet Yard Solutions (the "Original Alerus Loan Parties") entered into a credit agreement (the "New Credit Agreement") with Alerus Financial ("Alerus"). The New Credit Agreement provides for a secured revolving credit facility ("Revolver - Alerus") in an initial maximum principal amount of up to $14.0 million. Availability under the Revolver - Alerus is subject to a borrowing base and provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $3.0 million, with the outstanding amount of any such letters of credit reducing availability for borrowings under the revolving credit facility. Revolver - Alerus matures on February 28, 2026 and the balance outstanding on Revolver - Alerus bears interest at a rate per annum equal to the greater of 5.00% or one-month SOFR plus 2.00%. On January 21, 2025, the Original Alerus Loan Parties entered into Amendment No. 1 to Credit Agreement ("Amendment No. 1") and Other Loan Documents with Alerus which extends the maturity date of the revolving credit agreement from February 28, 2026 to August 28, 2026.

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

Term Note A and Term Note B may be prepaid in whole or in part at any time, subject to accrued interest and a prepayment premium. The prepayment premium is: 3.00% of the prepaid amount in the first loan year, 2.00% in the second and third loan years, 1.00% in the fourth and fifth loan years, and no premium after the fifth loan year. No prepayment premium applies if it is refinanced by Alerus or prepaid with funds from the Original Alerus Loan Parties’ internally generated cash flows.

The Original Alerus Loan Parties are co-borrowers under the New Credit Agreement and each of the notes. The obligations of the Original Alerus Loan Parties under the New Credit Agreement and the notes are secured by a first priority security interest in substantially all of the Original Alerus Loan Parties' current assets, including accounts receivable and inventory. The Company is not a borrower under the New Credit Agreement but has guaranteed all indebtedness under the New Credit Agreement and the notes. In addition, the Company has pledged a brokerage account of marketable securities held at a securities intermediary to secure the obligations. Furthermore, the obligations are further secured by a deed of trust on approximately 4.626 acres of real estate that includes a 13,000 square foot office building in Denver, North Carolina.

In connection with the closing of the New Credit Agreement, the Company and its subsidiaries used proceeds from the new financing to satisfy and discharge all obligations, and terminated all commitments, under the Company’s previous secured credit facility with MBT. All debt issuance costs were expensed as debt extinguishment cost within other income (loss) on the condensed consolidated statement of income (loss). The Company incurred no termination penalties in connection with such termination.

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

On October 16, 2024, the Company and AAM 24-1, LLC ("AAM 24-1"), a wholly-owned subsidiary of the Company entered into a the Second Note Purchase Agreement (the “Second NPA”) with two institutional investors (the "Institutional Investors"). The Second NPA amended and restated the terms of the Company’s previously disclosed the Note Purchase Agreement (the

“Original NPA”), which was filed in a Current Report on Form 8-K on February 26, 2024. Under the Original NPA, AAM 24-1 had issued and sold $15.0 million of 8.5% senior secured notes. The Second NPA amended and restated the amount issued and sold to $30.0 million of 8.5% senior secured notes to the Institutional Investors, which includes the $15.0 million from the Original NPA bringing the total indebtedness to $30.0 million. The Notes mature on March 1, 2031 and bear an annual interest at a rate of 8.5%. In addition to the 160,000 previously pledged TruPs, 160,000 newly-issued shares of TruPs held by AAM 24-1 are now pledged to the Institutional Investors, in connection with the closing of the Second NPA.

On February 21, 2025, MAC entered into a $2.3 million term loan with BofA. The term loan requires monthly interest payments commencing March 21, 2025 until payment in full on the February 21, 2030 maturity date. The loan also requires principal payments in equal monthly installments of $9,500 and MAC may prepay the loan at any time in full or in part without penalty. The loan bears a variable monthly interest rate at the 1-month SOFR Rate plus 1.75% plus 0.11%. As part of the term loan, BofA put a lien on real property owned by MAC in Denver, North Carolina to further secure the loan. The new loan with Bank of America, N.A. contains a number of covenants, including but not limited to: providing financial information and statements, maintaining a fixed coverage ratio of at least 1.25 to 1.00, a limit on other debts and other liens, maintenance of assets, a limit on loans and investments, a prohibition on a change of ownership and additional negative covenants.

In connection with the financing, the Original Alerus Loan Parties entered into Amendment No. 2 to Credit Agreement and Consent on February 21, 2025. Amendment No. 2 updated the Credit Agreement dated as of August 29, 2024, as amended by Amendment No. 1 dated as of January 21, 2025 to remove references to Term Note B - Alerus and remove the lien and assignment of rents on the Denver, North Carolina real property. MAC used the proceeds of the new financing to repay Term Note B - Alerus with the Alerus.

On March 31, 2025, the Original Alerus Loan Parties under the Credit Agreement with Alerus entered into Amendment No. 3 to Credit Agreement with Alerus as well as a $3.0 million secured Overline Note and an Amended and Restated Revolving Credit Note in the amount of $14.0 million. The maturity date of the Overline Note is October 31, 2025 or such earlier date on which the Overline Note becomes due and payable. The Overline Note bears interest at the greater of 5.00% or one-month SOFR plus 2.00%. In connection with Amendment No. 3, AirCo, LLC, AirCo 2, LLC, AirCo Services, LLC, and Stratus Aero Partners, LLC were released as co-borrowers from the New Credit Agreement (including the Overline Note). As a result, only Air'Zona, CSA, GGS, MAC, WASI, Worthington, Jet Yard and Jet Yard Solutions remain as entities related to the Alerus note (the "Alerus Loan Parties")

The following table summarizes certain information about the current financing arrangements of the Company's and its subsidiaries as of March 31, 2025 and 2024:

(In Thousands)	March 31, 2025	March 31, 2024	Maturity Date	Interest Rate	Unused commitments as of March 31, 2025	Type of Debt
Air T Debt
Revolver - MBT	$—	$—	8/31/2024	SOFR + range of 2.25% - 3.25%		Recourse
Term Note A - MBT[1]	—	6,955	8/31/2031	3.42%		Recourse
Term Note B - MBT[1]	—	2,456	8/31/2031	3.42%		Recourse
Term Note D - MBT[1]	—	1,271	1/1/2028	1-month LIBOR + 2.00%		Recourse
Term Note F - MBT[1]	—	783	1/31/2028	Greater of 6.00% or Prime + 1.00%		Recourse
Debt - Trust Preferred Securities[2]	35,342	34,214	6/7/2049	8.00%		Recourse
Total	35,342	45,679

AirCo 1 Debt
1 The revolver and term notes with MBT were fully paid off with the proceeds from the new credit agreement with Alerus. The Company terminated all commitments under the credit facility with MBT as of August 29, 2024.
2 Does not include $13.0 million held by wholly-owned subsidiaries of the Company.

Term Loan - PSB[3]	—	5,434	12/11/2025	3-month SOFR + 3.26%		Non-recourse
Total	—	5,434

Jet Yard Debt
Term Loan - MBT[1]	—	1,749	8/31/2031	4.14%		Recourse
Total	—	1,749

Alerus Loan Parties Debt
Revolver - Alerus	6,050	—	8/28/2026	Greater of 5.00% or 1-month SOFR + 2.00%	7,950	Recourse
Overline Note - Alerus	—	—	10/31/2025	Greater of 5.00% or 1-month SOFR + 2.00%	3,000	Recourse
Term Note A - Alerus	9,827	—	8/15/2029	Greater of 5.00% or 1-month SOFR + 2.00%		Recourse
Term Note B - Alerus	—	—	8/15/2029	Greater of 5.00% or 1-month SOFR + 2.00%		Recourse
Total	15,877	—

Contrail Debt
Revolver - ONB	3,127	3,476	11/24/2025	1-month SOFR + 3.56%	21,873	Limited recourse[4]
Term Loan G - ONB[5]	—	14,918	11/24/2025	1-month SOFR + 3.11%		Limited recourse[3]
Term Note I - ONB[5]	—	10,000	9/28/2025	1-month SOFR + 3.11%		Limited recourse[3]
Term Note J - ONB	8,750	—	9/12/2028	1-month SOFR + 3.86%		Limited recourse[3]
Total	11,877	28,394

Wolfe Lake Debt
Term Loan - Bridgewater	9,059	9,327	12/2/2031	3.65%		Non-recourse
Total	9,059	9,327

Air T Acquisition 22.1
Term Loan - Bridgewater	3,500	4,000	2/8/2027	4.00%		Non-recourse
Term Loan A - ING	1,298	1,946	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,082	1,081	5/1/2027	4.00%		Non-recourse
Total	5,880	7,027

WASI Debt
3 Term Loan - PSB was fully paid off prior to the maturity date.
4 Includes Air T's guarantee of approximately $1.6 million.
5 Term Loan G - ONB and Term Note I - ONB were fully paid off prior to their respective maturity dates.

Promissory Note - Seller's Note	398	849	1/1/2026	6.00%	Non-recourse
Total	398	849

AAM 24-1 Debt
Promissory Notes - Institutional Investors	30,000	15,000	3/1/2031	8.50%	Non-recourse
Total	30,000	15,000

MAC Debt
Term Loan - BofA	2,271	—	2/21/2030	1-month SOFR + 0.11% + 1.75%	Non-recourse
Total	2,271	—

Total Debt	110,704	113,459

Unamortized Premiums and Debt Issuance Costs	(379)	(533)
Total Debt, net	$110,325	$112,926
Fiscal year 2025's weighted average interest rate on short term borrowings outstanding was 7.68%. The weighted average interest rate on short term borrowings outstanding as of March 31, 2024 was 8.88%.
The New Credit Agreement between Alerus Loan Parties and Alerus includes several covenants that are measured twice a year at September 30 and March 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.25 and a leverage ratio greater than 3.00.
The Contrail Credit Agreement with ONB contains affirmative and negative covenants, including covenants that restrict the ability of Contrail and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Contrail Credit Agreement also contains quarterly financial covenants applicable to Contrail and its subsidiaries, including a minimum debt service coverage ratio of 1.25 to 1.00, a minimum cash flow coverage ratio of 1.25 to 1.00, and a minimum tangible net worth of $15.0 million.
Air T Acquisition 22.1's term loans with ING include several covenants that are measured once a year at December 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of 1.10 and a senior net leverage ratio of 1.50.
The Promissory Notes - Institutional Investors also contain affirmative and negative covenants, including covenants on the utilization of loan proceeds, TruPs dividends, distributions from AAM 24-1's investments and other reporting requirements.

The obligations of Contrail under the Contrail Credit Agreement with ONB are secured by a first-priority security interest in substantially all of the assets of Contrail. The obligations of Contrail under the Contrail Credit Agreement are also guaranteed by the Company, up to a maximum of $1.6 million, plus costs of collection. The Company is not liable for any other assets or liabilities of Contrail and there are no cross-default provisions with respect to Contrail’s debt in any of the Company’s debt agreements with Alerus.
At March 31, 2025, our contractual financing obligations, including payments due by period, are as follows (in thousands)

Fiscal year ended	Amount
2026	$9,099
2027	14,135
2028	5,527
2029	3,208
2030	5,840
Thereafter	72,895
110,704
Unamortized Premiums and Debt Issuance Costs	(379)
$110,325
The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.
Fair Value of Debts - The following table presents the carrying amounts and estimated fair values of the Company’s debt instruments, which are not measured at fair value on a recurring basis, as of March 31, 2025 and 2024:

(in thousands)	March 31, 2025	March 31, 2024
Carrying Value	$75,362	$79,245
Estimated Fair Value	$92,984	$90,248

The fair value of the Company’s debt was estimated using discounted cash flow models based on current market interest rates for debt instruments with similar terms, maturities, and credit risk. These estimates utilize Level 2 inputs within the fair value hierarchy.

As of March 31, 2025 and March 31, 2024, the estimated fair value exceeded the carrying value primarily due to certain outstanding borrowings bearing contractual interest rates that are above current market rates, which results in higher present values of future cash flows. The smaller differential in the prior year reflects changes in interest rate environments and debt structure.

The Company has not elected the fair value option under ASC 825-10 and continues to report its debt obligations at amortized cost. The fair value amounts are presented for disclosure purposes only.

Interest Expense, net
The components of net interest expense during the years ended March 31, 2025 and March 31, 2024 are as follows (in thousands):

	March 31, 2025	March 31, 2024
Contractual interest	$8,606	$6,688
Amortization of deferred financing costs	323	324
Gain on interest rate swaps	(167)	(4)
Interest income	(375)	(92)
Total	$8,387	$6,916
Net interest expense by entity during the years ended March 31, 2025 and March 31, 2024 are as follows (in thousands):

	Year Ended March 31,
	2025	2024
Air T	$3,380	$3,818
Jet Yard	31	78
Alerus Loan Parties	997	—
Contrail	1,316	1,570
AirCo 1	378	561
Wolfe Lake	345	356
Air T Acquisition 22.1	277	318
WASI	39	67
AAM 24-1	1,793	132
MAC	14	—
Gain on interest rate swaps	(167)	(4)
Other	(16)	20
Total	$8,387	$6,916

13.    RELATED PARTY MATTERS
Contrail leases its corporate and operating facilities at Verona, Wisconsin from Cohen Kuhn Properties, LLC, a limited liability company whose membership interests are owned by Mr. Joseph Kuhn, Contrail's Chief Executive Officer and Mrs. Miriam Cohen-Kuhn, Contrail's Chief Financial Officer, equally. The facility consists of approximately 21,000 square feet of warehouse and office space. The Company paid aggregate rental payments of approximately $0.2 million to Cohen Kuhn Properties, LLC pursuant to such lease during the period for each of the fiscal years ended March 31, 2025 and March 31, 2024. This lease expires on July 17, 2026. The lease agreement provides that the Company shall be responsible for maintenance of the leased facilities and for utilities, taxes and insurance. The Company believes that the terms of such leases are no less favorable to the Company than would be available from an independent third party.
Gary S. Kohler, a director of the Company, entered into an employment agreement with Blue Clay Capital Management, a wholly-owned subsidiary of the Company included in Corporate and other, to serve as its Chief Investment Officer in return for an annual salary of $51.5 thousand plus variable compensation based on the management and incentive fees to be paid to the subsidiary by certain of these investment funds and eligibility to participate in discretionary annual bonuses.
Nick Swenson, CEO of the Company, along with his affiliates (other than the Company), successors and assignees, are the majority shareholders of CCI. As of March 31, 2025, Mr. Swenson and his affiliates, successors and assignees own 70.4% of ownership interests in CCI. Under the VIE model, Mr. Swenson and his affiliates (other than the Company), successors and assignees are the primary beneficiaries of CCI due to Mr. Swenson's controlling interest in CCI. It follows the power held by Mr. Swenson to direct the activities of CCI that most significantly impact CCI's economic performance is not shared with the Company ("the related party group").
Air T Acquisition 22.1's term loan with Bridgewater is secured by a first lien on all of the assets of the subsidiary, a pledge of $5.0 million, 8.0% TruPs, and a personal guaranty of the Company’s Chairman, President and Chief Executive Officer Nick Swenson.
Air T engages Fox Lake Capital, LLC ("FLC") to perform certain consulting and brokerage services for the Company. Dan Philp, an employee of Air T, is the CEO of FLC. During the fiscal year ended March 31, 2025, the Company has paid approximately $0.2 million to FLC to compensate for services rendered.
On October 16, 2024 Air T converted a portion of receivables related to expense reimbursements for CAM to a note receivable in the amount of $2.5 million. The note accrues interest at a rate of 10.0% and is due with any accrued and unpaid interest on October 16, 2027. As of March 31, 2025, $0.1 million has been accrued to interest with an outstanding principal balance of $2.5 million.
On August 2024 Air T provided a Delayed Draw Term Loan to Lendway where Lendway can borrow up to $2.5 million. The Delayed Draw Term Loan with Lendway was later amended on September 27, 2024 and January 15, 2025 to increase the total borrowing to $3.5 million and $3.8 million, respectively. The note accrues interest at a rate of 8.0% and is due with any accrued and unpaid interest the earlier of August 14, 2029 or by written notice by the Company delivered on or after February 15, 2026. As of March 31, 2025 $0.1 million has been accrued to interest with an outstanding principal balance of $3.4 million.
14.    EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS
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
Air T's 2012 Stock Option Plan
Air T, Inc.’s 2012 Stock Option Plan terminated in 2022. The last of the activity under this plan occurred during the year ended March 31, 2024. As of March 31, 2024 no unrecognized compensation expense related to the Air T's 2012 stock options and no stock-based compensation expense with respect to this plan was recognized for the year ended March 31, 2024. No unexpired options remained outstanding under this plan as of March 31, 2024.

There was no activity related to this plan during the fiscal year ended March 31, 2025. The final outstanding options after termination of this plan in 2022 were exercised or forfeited during the fiscal year ended March 31, 2024 as summarized in the table below (in thousands, except for shares):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at Outstanding at March 31, 2023	7,500	$7.04	0.4	$135,075
Granted	—	—
Exercised	(3,750)	7.04
Forfeited	(3,750)	7.04
Repurchased	—	—
Outstanding at Outstanding at March 31, 2024	—	—	0	—
Air T's 2020 Omnibus Stock and Incentive Plan
On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Through March 31, 2025, options to purchase up to 348,050 shares have been granted under the Plan. The options vest annually over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point and are forfeited. On the preceding three vesting dates, June 30, 2024, 2023 and 2022, a total of 97,000 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. For the fiscal years ended March 31, 2025 and March 31, 2024, 26,000 unvested shares and no unvested shares, respectively, were forfeited due to employee departures resulting in the reversal of previously recognized expense of $54.0 thousand for the fiscal year ended March 31, 2025. As of March 31, 2025 there were 226,000 granted options that may become exercisable on future vesting dates under the Plan. No options were exercisable as of March 31, 2025.
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

We do not anticipate significant forfeitures and elected to account for forfeitures as they occur. During fiscal years ended March 31, 2025 and 2024, total compensation cost recognized under the Plan for each year was $0.1 million. The unrecognized compensation cost related to nonvested awards is $0.4 million, which is expected to be recognized over a weighted average period of 6.25 years.

15.    REVENUE RECOGNITION
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

The following is a description of the Company’s performance obligations as of March 31, 2025:

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
Software Services
The Company provides market data related to air cargo based on primary sources and owns cloud hosted software that supports the needs of aviation businesses and helps aftermarket parts sellers automate quoting for their potential clients.

For market data services, revenue is derived from contracts that grant customers the right to use the Company's web-based service for a specified term through a subscription fee. A performance obligation is created when the Company agrees to provide a subscription-based service to a customer. There is no variation in effort expanded by the Company over the subscription term, therefore, revenue is recognized each month on a straight-line basis according to the consideration paid by the customer for the given time period. Generally, subscription terms are in annual increments and, when a subscription term begins, an annual fee is remitted by the customer to cover the 12-month period. The cash received is recorded as deferred revenue for the amount stated in the contract and recognized over the subscription term based on straight-line recognition.

For cloud hosted software, the Company enters into service contracts which provides access to the software and customer support services. A performance obligation is created when the Company agrees to provide a particular service to a customer. For software access, revenue is recognized ratably over time for the daily performance obligation related to the customer's access to the cloud hosted software. For support services, revenue is recognized over time for the hourly performance obligation provided to the customer. Generally, subscription terms range from three to five years. Software access is usually billed monthly and support services are billed upon completion.

The following table summarizes disaggregated revenues by type (in thousands):

	Year Ended March 31,
	2025	2024
Product Sales
Overnight air cargo	$42,615	$39,302
Ground support equipment	35,903	36,127
Commercial aircraft, engines and parts	106,946	114,049
Corporate and other	661	739
Support Services
Overnight air cargo	81,287	76,107
Ground support equipment	2,426	533
Commercial aircraft, engines and parts	7,923	10,727
Corporate and other	31	36
Leasing Revenue
Ground support equipment	69	49
Commercial aircraft, engines and parts	2,597	64
Corporate and other	1,713	1,624
Software Services
Digital Solutions	7,268	5,783
Other
Overnight air cargo	129	137
Ground support equipment	542	459
Commercial aircraft, engines and parts	749	695
Corporate and other	991	403

Total	$291,850	$286,834

See Note 18 for the Company's disaggregated revenues by geographic region and Note 19 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs
Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2024 and March 31, 2025 and the amount of contract liabilities that were recognized as revenue during the year ended March 31, 2025 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2024 Recognized as Revenue
As of March 31, 2025	$4,199
As of April 1, 2024	$4,359
For the year ended March 31, 2025		$(3,705)

16.    EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(e) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contribution to the Plans for the fiscal years ended March 31, 2025 and 2024 was approximately $1.0 million and $0.9 million, respectively, and was recorded in the consolidated statements of income (loss).
The Company, in each of the past three years, has paid a discretionary profit sharing bonus in which all employees have participated. Profit sharing expense in fiscal 2025 and 2024 was approximately $3.8 million and $2.2 million, respectively, and was recorded in general and administrative expenses in the consolidated statements of income (loss).
17.    INCOME TAXES

Loss from continuing operations before income taxes as shown in the Consolidated Statements of Income (Loss) consists of the following:

	Year Ended March 31,
	2025	2024
Domestic	$(4,791)	$(3,468)
Foreign	(197)	(487)
Total	$(4,988)	$(3,955)
Income tax expense (benefit) attributable to pretax loss from continuing operations consists of (in thousands):

	Year Ended March 31,
	2025	2024
Current:
Federal	$—	$23
State	166	(226)
Foreign	557	902
Total current	723	699
Deferred:
Federal	83	126
State	(17)	(13)
Foreign	(366)	(83)
Total deferred	(300)	30

Total	$423	$729

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to pretax loss from continuing operations as follows (in thousands):

	Year Ended March 31,
	2025		2024
Expected Federal income tax benefit U.S. statutory rate	$(1,048)	21.0%	$(831)	21.0%
Foreign rate differential	(101)	2.0%	399	-10.1%
State income taxes, net of federal benefit	(165)	3.3%	(125)	3.2%
Micro-captive insurance benefit	—	0.0%	(306)	7.7%
Change in valuation allowance	1,272	-25.5%	1,909	-48.3%
Income attributable to minority interest - Contrail	(140)	2.8%	(217)	5.5%
Other differences, net	605	-12.1%	(100)	2.5%
Income tax expense	$423	-8.5%	$729	-18.5%

The Company did not record any liabilities for uncertain tax positions for the fiscal years ended March 31, 2025 and March 31, 2024.

The Tax Cuts and Jobs Act (the "Tax Act") provides for a territorial tax system, that includes the global intangible low-taxed income (“GILTI”) provision beginning in 2018. The GILTI provisions require us to include in our U.S. income tax return certain current year foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. There was no GILTI inclusion for the fiscal years ended March 31, 2025 and March 31, 2024.

The Company (exclusive of Delphax which has a full valuation allowance) has federal gross operating losses of $11.3 million and state gross operating losses of $15.7 million, and foreign gross operating losses of $7.6 million at March 31, 2025. These net operating losses will begin to expire in tax year 2031. The Company has foreign tax credits of $0.5 million that will begin to expire in tax year 2029.

Deferred tax assets and liabilities were comprised of the following (in thousands):

	Year Ended March 31,
	2025	2024
Net operating loss & attribute carryforwards	$11,681	$9,414
Unrealized losses on investments	1,540	1,055
Inventory reserve	1,149	1,041
Accrued vacation	442	449
Foreign tax credit	520	650
Lease liabilities	3,463	2,913
Research and development capitalizations	441	275
Other deferred tax assets	792	517
Total deferred tax assets	20,028	16,314
Property and equipment	(1,651)	(1,735)
Right-of-use assets	(3,236)	(2,703)
Capital gain deferment	(1,793)	(1,763)
Foreign intangible assets	(1,830)	(2,089)
Investment in partnerships	(2,159)	(105)
Other deferred tax liabilities	(403)	(393)
Total deferred tax liabilities	(11,072)	(8,788)

Net deferred tax assets	8,956	7,526

Less valuation allowance	(11,103)	(9,973)

Net deferred tax liabilities	$(2,147)	$(2,447)
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
Valuation Allowance

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2025, a valuation allowance of $11.1 million (inclusive of the Delphax entities’ valuation allowances that were discussed above) has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum tax. Several jurisdictions in which the Company operates have enacted laws effective January 1, 2024, consistent with the OECD's framework. While details around the global minimum tax in each jurisdiction are uncertain, the Company has assessed the applicability of these rules and determined that it is not subject to the global minimum tax for the fiscal year ending March 31, 2025.

Delphax

Effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 67%, Delphax is required to continue filing a separate United States corporate tax return.

Delphax maintains a September 30 fiscal year end, and the returns for the fiscal year ended September 30, 2024 have not been filed. The gross deferred tax balances related to Delphax includes federal and state loss carryforwards of $8.6 million and $1.7 million, respectively. The net operating losses expire in varying amounts beginning in the tax year 2027.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for Delphax's tax attributes, the Company has established a full valuation allowance of $1.8 million as of March 31, 2025 and March 31, 2024. The cumulative tax losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against Delphax’s net deferred tax assets.
18.    GEOGRAPHICAL INFORMATION
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company's country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of March 31, 2025 and March 31, 2024 (in thousands):

	March 31, 2025	March 31, 2024
United States	$20,422	$20,807
Foreign	14,525	306
Total tangible long-lived assets, net	$34,947	$21,113
The Company’s tangible long-lived assets, net of accumulated depreciation, held outside of the United States represent primarily assets on lease at March 31, 2025. The net book value located within each individual country at March 31, 2025 is listed below (in thousands):

Country	March 31, 2025	March 31, 2024
Thailand	$—	$252
Bulgaria	14,435	—
Other	90	54
Total foreign tangible long-lived assets, net	$14,525	$306
Total revenue, located in the United States, and outside the United States is summarized in the following table as of March 31, 2025 and March 31, 2024 (in thousands):

	Twelve months ended March 31,
	2025	2024
Operating Revenues:
Overnight Air Cargo
United States	$120,804	$114,809
Foreign	3,227	737
Total Overnight Air Cargo	124,031	115,546
Commercial Aircraft, Engines and Parts
United States	79,138	95,175
Foreign	39,077	30,325
Total Commercial Aircraft, Engines and Parts	118,215	125,500
Ground Support Equipment
United States	36,175	32,677
Foreign	2,765	4,491
Total Ground Support Equipment	38,940	37,168
Digital Solutions
United States	1,781	1,331
Foreign	5,487	4,452
Total Digital Solutions	7,268	5,783
Corporate and Other
United States	3,324	2,634
Foreign	72	203
Total Corporate and Other	3,396	2,837

Total revenue	$291,850	$286,834

19.    SEGMENT INFORMATION
Air T's robust portfolio of businesses are managed on a highly decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Air T views the business activities. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer. The Chief Executive Officer is ultimately responsible for significant capital allocation decisions and evaluating operating performance. In assessing performance for the Company's businesses, the chief operating decision maker reviews operating income and Adjusted EBITDA. Certain operating segments are aggregated into reportable segments.
Effective as of the fourth quarter of fiscal year 2025, the Company renamed the ground equipment sales segment to ground support equipment and renamed the commercial jet engines and parts segment to commercial aircraft, engines and parts to better align the descriptions of the segments with their activities.
Additionally, the Company has elected to separately disclose the digital solutions segment, as of the fourth quarter of fiscal year 2025, to align presentation in the financial statements with a key long-term growth area for the Company. Digital solutions was previously classified as part of insignificant business activities. As a result of this change, prior period segment information has been recast to conform to our current presentation in our financial statements

Air T's four reportable segments are as follows:

Reportable Segment	Principal Business Activities
Overnight Air Cargo
Overnight air cargo primarily operates under its relationship with FedEx spanning over 40 years and represent two of eight companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, Sky Courier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest, and in the Caribbean.

Commercial Aircraft, Engines and Parts (formerly known as Commercial Jet Engines and Parts)
The Commercial aircraft, engines and parts segment manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines

Ground Support Equipment (formerly known as Ground Support Sales)	Ground support equipment manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.
Digital Solutions
Digital solutions develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues. Digital solutions has historically been reported as part of the central corporate function referred to as Corporate and Other.

The information that follows shows data of Air T's reportable segments reconciled to amounts reflected in our Consolidated Financial Statements. Intersegment eliminations are included to reconcile segment totals to consolidated amounts.

The cost and expense information presented below is based on the information regularly provided to the CODM. Further, asset information is not included in the information regularly provided to the CODM as they are not a key determining factor in the performance of the Company's reportable segments.

The Company also has a "Corporate and Other" category which includes unallocated Air T holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments in addition to revenues and expenses for non-reportable operating segments.

Segment data is summarized in the following tables (in thousands):

	Year ended March 31, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$124,031	$118,215	$38,940	$7,268	$288,454
Intersegment revenue	880	1,197	—	—	2,077
	124,911	119,412	38,940	7,268	290,531
Reconciliation of revenue
Other revenue[1]					3,570
Elimination of intersegment revenue[2]					(2,251)
Total consolidated revenue					$291,850
Cost of sales:
Cost of sales from external sources	$104,760	$84,896	$33,994	$2,462
Intersegment cost of sales	911	1,323	—	—
	105,671	86,219	33,994	2,462
Less:[3]
General and administrative	$12,531	$24,113	$5,888	$5,078
Other segment items[4]	489	2,583	268	792
Segment profit (loss)	6,220	6,497	(1,210)	(1,064)	$10,443

Reconciliation of profit (loss)
Other revenue[1]					3,570
Other cost of sales[1]					(1,191)
Other expenses[1]					(3,930)
Interest expense					(8,387)
Income from equity method investments					1,700
Other non-operating expense					(209)
Other corporate expenses[5]					(7,878)
Elimination of intersegment profits					894
Loss before income taxes					$(4,988)

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $174 thousand for the fiscal year ended March 31, 2025. After eliminations, Other revenue from third parties is $3,396 thousand for the fiscal year ended March 31, 2025.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
4 Other segment items consist of depreciation and amortization and remeasurement of the earnout liability.
5 Other corporate expenses consist of unallocated expenses that are related to the activities of Corporate and other in support of the overall business. Unallocated expenses include, but are not limited to: shared services that are not allocated, costs associated with the corporate headquarters and, expenses related to identifying and pursuing new corporate business initiatives.

	Year ended March 31, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$115,546	$125,535	$37,168	$5,783	$284,032
Intersegment revenue	126	2,150	—	—	2,276
	115,672	127,685	37,168	5,783	286,308
Reconciliation of revenue
Other revenue[1]					3,957
Elimination of intersegment revenue[2]					(3,431)
Total consolidated revenue					$286,834
Cost of sales:
Cost of sales from external sources	$97,690	$99,222	$31,834	$1,710
Intersegment cost of sales	137	2,025	—	1
	97,827	101,247	31,834	1,711
Less:[3]
General and administrative	$10,734	$21,792	$6,743	$3,929
Other segment items[4]	366	756	144	804
Segment profit (loss)	6,745	3,890	(1,553)	(661)	$8,421

Reconciliation of profit (loss)
Other revenue[1]					3,957
Other cost of sales[1]					(1,202)
Other expenses[1]					(4,214)
Interest expense					(6,916)
Income from equity method investments					1,689
Other non-operating expense					8
Other corporate expenses[5]					(6,162)
Elimination of intersegment profits					464
Loss before income taxes					$(3,955)
1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $1,155 thousand for the fiscal year ended March 31, 2024. After eliminations, Other revenue from third parties is $2,802 thousand for the fiscal year ended March 31, 2024.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
4 Other segment items consist of depreciation and amortization and remeasurement of the earnout liability.
5 Other corporate expenses consist of unallocated expenses that are related to the activities of Corporate and other in support of the overall business. Unallocated expenses include, but are not limited to: shared services that are not allocated, costs associated with the corporate headquarters and, expenses related to identifying and pursuing new corporate business initiatives.

	Year ended March 31, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable Segments	Corporate and other	Total Consolidated
Depreciation and amortization	$489	$2,148	$268	$792	$3,697	$659	$4,356
Capital Expenditures	418	14,911	217	36	15,582	97	15,679

	Year ended March 31, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable Segments	Corporate and other	Total Consolidated
Depreciation and amortization	$366	$756	$144	$804	$2,070	$728	$2,798
Capital Expenditures	535	131	238	—	904	172	1,076

20.    EARNINGS PER COMMON SHARE
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
The computation of earnings per common share is as follows (in thousands, except per share data):

	Year Ended March 31,
	2025	2024
Net Loss	$(5,411)	$(4,684)
Net income attributable to non-controlling interests	(729)	(2,135)
Net loss attributable to Air T, Inc. Stockholders	$(6,140)	(6,819)

Loss per share:
Basic	$(2.23)	$(2.42)
Diluted	$(2.23)	$(2.42)
Antidilutive shares excluded from computation of loss per share	—	—

Weighted Average Shares Outstanding:
Basic	2,750	2,816
Diluted	2,750	2,816

21.     COMMITMENTS AND CONTINGENCIES

Put/Call Options and Earnout
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail, such options commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount valued at $1.1 million. Under the Redempti on Agreement, the Seller is entitled to an annual earnout payment equal to 9.14% of Contrail's adjusted EBITDA over $7.0 million in each fiscal year beginning on March 31, 2025 and continuing through March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate the earnout payments annually within 30 days following the completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. As of March 31, 2025 the earnout pursuant to the Redemption Agreement is a Level 3 fair value measurement that is valued at $1.5 million. As of March 31, 2025 $0.4 million and $1.1 million are classified as short-term and long-term liabilities, respectively. For the fiscal year ended March 31, 2025, a loss has been recorded due to an increase in fair value of $0.4 million as presented in operating expenses on the condensed consolidated statements of income (loss).
In connection with the Redemption Agreement, the parties agreed to certain technical amendments to the First Amended and Restated Operating Agreement of Contrail and entered into a new Put and Call Agreement with respect to the remaining 5% interest in Contrail held by the Seller. Pursuant to the new Put and Call Agreement, commencing April 1, 2026 and at any time thereafter, either Contrail or the Seller has the option to elect by written notice to purchase or sell all of the remaining 5% interest in Contrail held by the Seller. The purchase price for the 5% interest is equal to 5% of the Contrail Equity Value, which is defined as an amount equal to nine times the average Adjusted EBITDA of Contrail's most recent three completed fiscal years at the time an option notice is delivered. The purchase price for the 5% interest is to be paid in equal quarterly installments over a three-year period, together with interest at the then current ten-year Treasury bond yield plus 2.5% adjusted annually. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets where the changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests.
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
The Shanwick RNCI and Contrail RNCI are measured at the higher of their carrying value or redemption value. As of March 31, 2025, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	Total
Beginning Balance as of April 1, 2024	$5,540	$7,436	$12,976
Contribution from non-controlling members	—	—	—
Distribution to non-controlling members	(323)	(180)	(503)
Net income attributable to non-controlling interests	229	521	750
Other comprehensive income attributable to the RNCI	(234)	—	(234)
Redemption value adjustments	(36)	—	(36)
Redemption of non-controlling interests	—	(5,899)	(5,899)
Ending Balance as of March 31, 2025	$5,176	$1,878	$7,054

Crestone Asset Management, LLC and CJVII, LLC
For CAM's Investment Function, as described in Note 9, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of March 31, 2025, for its Investment Function, the Company has contributed $17.6 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series. The Company fulfilled its Investment Function initial commitment to CAM in fiscal year 2023.
In connection with the formation of CAM, MRC had a fixed price put option of $1.0 million to sell its common equity in CAM to the Company at each of the first three (3) anniversary date. The fixed price put option expired on May 5, 2024. At the later of (a) five (5) years after execution of the agreement and (b) distributions to MRC per the waterfall equal to their capital contributions, Air T has a call option and MRC has a put option on the MRC common interests in CAM ("secondary put and call option"). If either party exercises the option, the exercise price will be fair market value if Air T pays in cash at closing or 112.5% of fair market value if Air T opts to pay in three (3) equal annual installments after exercise. With respect to the secondary put and call option, as it is priced at fair value, the Company determined that there is no potential loss or gain upon exercise that would need to be recognized.

22.    GUARANTEES

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

The maximum potential payments for nonfinancial guarantees may vary over time given changing circumstances related to the underlying asset. The maximum potential payments for nonfinancial guarantees were $4.4 million and $10.1 million at March 31, 2025 and March 31, 2024, respectively. There were no recorded liabilities related to nonfinancial guarantees at March 31, 2025 and March 31, 2024.

23.    SHARES REPURCHASE

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. During the years ended March 31, 2025 and 2024, the Company repurchased 70,756 shares at an aggregate cost of $1.4 million, and 48,729 shares at an aggregate cost of $0.9 million, respectively, in which all were recorded as treasury shares. The Company has a total of 327,606 and 256,850 treasury shares as of March 31, 2025 and 2024, respectively.

24.    SUBSEQUENT EVENTS

Royal Acquisition and Amendment No. 4 to Credit Agreement and Term Loan C with Alerus

On May 15, 2025, MAC purchased and acquired all the outstanding membership interests of Royal Aircraft Services, LLC ("Royal") for total estimated consideration of approximately $1.1 million, subject to customary adjustments. Royal provides aircraft painting, maintenance, repair, and overhaul services, together with parts sources and sales. The Royal operations will be included within the MAC division operations following the acquisition. As of the date of this filing, the initial accounting for the business combination is incomplete due to the timing of the transaction and the ongoing evaluation of the fair values of the assets acquired and liabilities assumed.

In connection with the acquisition, the Alerus Loan Parties under the Revolving Credit Agreement with Alerus and Royal and Air T entered into Amendment No. 4 to Credit Agreement and Consent and Term Loan C with Alerus in the amount of $1.1 million. The purpose of the Amendment and Term Note was to provide a term loan to finance the full purchase price of the acquisition, to add Royal as a part of the Alerus Loan Parties to the Alerus credit agreement, as amended and to memorialize Alerus’ consent to the Royal acquisition. The new term loan matures May 15, 2030 and bears interest at the greater of five (5%) percent or the CME one-month term SOFR rate plus 2.25%. Monthly payments on Term Note C commence June 15, 2025 and are equal to $12,500 plus accrued interest. The term loan is secured by the terms of Security Agreement dated as of August 29, 2024.

AAM 24-1 Third NPA with the Institutional Investors

On May 30, 2025, the Company, along with AAM 24-1 (the "Issuer"), entered into new transaction documents with the Institutional Investors that replaced the Second NPA transaction documents. Pursuant to the Third NPA with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). For purposes of clarity and the avoidance of doubt, as of the closing date, the Institutional Investors advanced an additional $10.0 million to the Issuer and have collectively advanced under the Multiple Advance Note to the Issuer the aggregate amount of $40.0 million. Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third Note Purchase Agreement, the Investors are obligated to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates:

September 30, 2025	$10,000,000
January 30, 2026	$10,000,000
May 30, 2026	$10,000,000
September 30, 2026	$10,000,000
January 30, 2027	$10,000,000
May 30, 2027	$10,000,000

The Multiple Advance Note bears annual interest at a rate of 8.5% which is computed on the basis of a 30/360-day year and actual days elapsed and is payable semi-annually in arrears, pursuant to the terms of the Multiple Advance Note. The maturity date of the Multiple Advance Note is May 31, 2035. The Multiple Advance Note contains standard and customary events of default including, but not limited to, failure to make payments when due under the Multiple Advance Note, failure to comply with certain covenants contained in the Multiple Advance Note, or bankruptcy or insolvency of, or certain monetary judgments against the Issuer or the Company. The prior notes were cancelled and replaced by the Multiple Advance Note. Funds advanced under the Multiple Advance Note may be reinvested for a period of six years from the date of closing.

The Issuer may prepay all or a portion of the outstanding principal and accrued but unpaid interest at any time, provided that (i) if the Issuer prepays all or any portion of the Multiple Advance Note within one year from the Issue Date, the Issuer is required to pay the Investors a prepayment premium equal to two percent (2.0%) of the amount being prepaid, and (ii) if the Issuer prepays all or any portion of the Multiple Advance Note after the first anniversary of the Issue Date but on or prior to the second anniversary of the Issue Date, the Issuer is required to pay the Investors a prepayment premium equal to one percent (1.0%) of the amount being prepaid. If the Issuer elects to prepay a portion of the outstanding principal and accrued but unpaid interest, then in no event can such prepayment be for an amount less than $1.0 million.

The various equity interests that were assigned by the Company to the Issuer on or about the closing date of the Original Financings continue to serve as collateral for the repayment of the Multiple Advance Note: all of the issued and outstanding capital stock of the Issuer owned by the Company, and the 320,000 Trust Preferred Securities, held by the Issuer.

CASP Sale of Airbus Models

On June 19, 2025, CASP, entered into two separate sale and purchase agreements, each agreement to sell an Airbus Model aircraft. The aggregate transaction value, assuming both transactions are completed, would exceed $25,000,000. Although closing of the transactions is currently anticipated to occur during the week of July 7, 2025, the agreements are subject to numerous closing conditions and other terms and conditions customary for such transactions and there is no assurance that such transactions will close on the dates anticipated or at all.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A.    Controls and Procedures.
Disclosure Controls
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2025. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2025, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. GAAP.
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
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2025 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non Rule10b5-1 trading arrangement during the Company's three months ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information contained under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “ Committees of the Board of Directors,” and “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference. We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Audit Committee Report
The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process.
In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2025. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for filing with the Securities and Exchange Commission.
June 27, 2025
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
Equity Compensation Plan Information
The following table provides information as of March 31, 2025, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders:
Air T 2012 Stock Option Plan	—	N/A	—
Air T 2020 Omnibus Stock Option Plan	226,000	N/A	71,950

Equity compensation plans not approved by security holders:	—	—	—
Total	226,000	N/A	71,950

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
Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
a.The following are incorporated herein by reference in Item 8 of Part II of this report:
(i)Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
(ii)Consolidated Balance Sheets as of March 31, 2025 and 2024.
(iii)Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended March 31, 2025 and 2024.
(iv)Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2025 and 2024.
(v)Consolidated Statements of Cash Flows for the years ended March 31, 2025 and 2024.
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

10.7
Amended and Restated Term Note A of Air T, Inc. in the principal amount of $9,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.8
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

10.10
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

10.12
Form of Amended and Restated Revolving Credit Note in the principal amount of $17,000,000 to Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.13
Amended and Restated Revolving Credit Agreement, in the principal amount of $17,000,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.14
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

10.20
Amendment No. 1 to Amended and Restated Credit Agreement, dated September 24, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.21
Form of Amendment No. 2 to Amended and Restated Credit Agreement, dated December 31, 2019 by and between Air T, Inc. and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)

10.22
Form of Second Amended and Restated Credit Agreement, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.23
Third Amended and Restated Credit Agreement between Air T, Inc. and Minnesota Bank & Trust dated as of August 31, 2021, without exhibits or schedules, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.24
Amendment No. 1 to Third Amended and Restated Credit Agreement by and between Air T, Inc, Jet Yard, LLC and Minnesota Bank & Trust dated June 9, 2022, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.25
Form of Amendment No. 2 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of January 31, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2023(Commission file No. 001-35476).

10.26	From of Amendment No. 3 to Third Amended and Restated Credit Agreement between Air T, Inc., Jet Yard, LLC and MBT dated as of June 23, 2023.

10.27	Form of Term Note F dated January 31, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 6, 2023 (Commission File No. 001-35476).

10.28	Form of Security Agreement, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 18, 2017 (Commission file No. 001-35476).

10.29
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.30
Amended and Restated Security Agreement by and amount Air T, Inc., the guarantors listed and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.31
Form of Air T, Inc. Term Note D in the principal amount of $1,680,000 to Minnesota Bank & Trust, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 001-35476)

10.32
Promissory Note and Business Loan Agreement executed as of March 7, 2018 between Contrail Aviation Support, LLC as Borrower, and Old National Bank as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2018) (Commission File No. 001-35476)

10.33
Form of Second Amended and Restated Promissory Note Revolving Note, dated January 24, 2020 in the principal amount of $40,000,000 to Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.34
Third Amended and Restated Promissory Note Revolving Note of Contrail Aviation Support, LLC to Old National Bank dated September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.35
Fourth Amended and Restated Promissory Note Revolving Note executed by Contrail Aviation Support, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.36
Form of Amended and Restated Guaranty in favor of Minnesota Bank & Trust dated March 28, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 4, 2019 (Commission File No. 001-35476)

10.37
Amended and Restated Guaranty of various Air T subsidiaries in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.38	Guarantee Acknowledgment dated June 9, 2022, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 14, 2022 (Commission file No. 001-35476).

10.39
Form of Amended and Restated Security Agreement in favor of Minnesota Bank & Trust dated April 3, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2019 (Commission File No. 001-35476)

10.40
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.41
First Amendment to Master Loan Agreement, dated November 24, 2020 between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.42
Second Amendment to Master Loan Agreement, dated November 10,2022 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (Commission File No. 001-35476)

10.43
First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement, dated March 22, 2023 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 22, 2023) (Commission File No. 001-35476)

10.44
Fourth Amendment to Master Loan Agreement by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.45
Fifth Amendment to Master Loan Agreement by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank dated September 12, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission File No. 001-35476).

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

10.61
Supplement #11 to Master Loan Agreement made and entered into by Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, CASP Leasing I, LLC and Old National Bank dated September 12, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 18, 2024 (commission File No. 001-35476).*

10.62
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 1, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)

10.63
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 2, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)

10.64
Form of Collateral Account Agreement, dated December 31, 2019, by and between Air T OZ 3, LLC and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 7, 2020 (Commission File No. 001-35476)

10.65
Term Note E, in the principal amount of $9,463,000, dated as of June 26, 2020, by and between Air T, Inc., and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.66
Amended and Restated Term Note E of Air T, Inc. in the principal amount of $3,655,819.22 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.67
“Jet Yard Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.68
Amended and Restated Collateral Account Agreement between Jet Yard, LLD and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.69
“Ambry Hill Collateral Account Agreements” dated as of June 26, 2020, by and between Jet Yard, LLC, and Minnesota Bank & Trust, incorporated by reference to Exhibit 10.103 to the Company’s Annual Report on Form 10-K dated June 26, 2020 (Commission File No. 001-35476)

10.70
Amended and Restated Collateral Account Agreement between Ambry Hill Technologies, LLC and Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.71
$43,598,000 Promissory Note – Term Note G of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated November 24, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.72
Amended and Restated Promissory Note Term Note G executed by Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.73
Commercial Security Agreement of Contrail Aviation Support, LLC dated November 24, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.74
Term Loan Agreement for Mail Street Priority Loan Facility by and between Park State Bank and AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.75
Amendment to Main Street Priority Loan Facility Term Loan Agreement by and between AirCo 1, LLC and Park State Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.76
$6,200,000 Main Street Priority Loan Facility Term of AirCo 1, LLC in favor of Park State Bank dated December 11, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.77
Security Agreement of AirCo 1, LLC dated as of December 11, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 23, 2020) (Commission File No. 001-35476)

10.78
Pledge Agreement by and between AirCo, LLC and Park State Bank dated as of December 11, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 23, 2020 (Commission File No. 001-35476)

10.79
Form of Contrail Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated May 5, 2021, by and among the Members listed therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)*

10.8
Aircraft dry lease and services agreement between FedEx and CSA Air, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.81
Aircraft dry lease and services agreement between FedEx and Mountain Air Cargo, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.82
Joinder to Security Agreement between Minnesota Bank & Trust and Air'Zona Aircraft Services, Inc. dated June 23, 2021, incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.83
Joinder to Guaranty of Air'Zona Aircraft Services, Inc. in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.84
Joinder to Security Agreement between Minnesota Bank & Trust and Jet Yard Solutions, LLC dated June 23, 2021, incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.85
Joinder to Guaranty of Jet Yard Solutions, LLC in favor of Minnesota Bank & Trust dated June 23, 2021, incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.86
Jet Yard Term Note in the principal amount of $2,000,000 in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.87
Guaranty of Jet Yard, LLC in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.88
Guaranty of Air T, Inc. in favor of Minnesota Bank & Trust dated August 31, 2021, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated August 31, 2021 (Commission File No. 001-35476)

10.89
Promissory Note with Bridgewater Bank dated December 2, 2021 in the principal amount of $9,900,000, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.90
Combination Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with Bridgewater Bank dated December 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.91
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.92
Schedule to the 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC, including Swap Transaction Confirmation dated January 7, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.93
Form of Agreement for the Sale and Purchase of Shares in the share capital of GdW Beheer B.V. Between Mr G. de Wit (as the Seller), Decision Company B.V. and Ubi Concordia B.V. (as the Warrantors) And Shanwick B.V. (as the Purchaser) dated February 10, 2022, without exhibits or schedules (English Translation), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.94
Form of Loan Agreement between Air T Acquisition 22.1, LLC and Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.95
Form of Air T Acquisition 22.1, LLC $5,000,000 Promissory Note to Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.96
Form of Security Agreement from CAS to Old National Bank dated February 18, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

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

10.102
Note Purchase Agreement among Air T, Inc., AAM 24-1, LLC, Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Trust, dated October 16, 2024, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2024 (Commission File No. 001-35476).

10.103
Form of Senior Secured Promissory Note, dated October 16, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2024 (Commission File No. 001-35476).

10.104
Form of Promissory Note Term Note I in the principal amount of $10,000,000 from CAS to Old National Bank dated March 28, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 2, 2024 (Commission file No. 001-35476).

10.105
Form of Security Agreement from CAS to Old National Bank dated March 28, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 2, 2024 (Commission file No. 001-35476).

10.106
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

10.109
Form of Second Amendment to First Amended and Restated Operating Agreement of Contrail Aviation Support, LLC executed May 30, 2024, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.110
Subordination Agreement among Old National Bank, OCAS, Inc. and Contrail Aviation Support, LLC dated September 12, 2024, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission File No. 001-35476).

10.111
Form of Put and Call Option Agreement by and between Contrail Aviation Support, LLC, OCAS, Inc. and Air T, Inc. executed May 30, 2024, without schedules, incorporated by reference to Exhibit 10.5 to the Company's Current Report Form 8-K filed on May 31, 2024 (Commission file No. 001-35476).

10.112
Exhibit A to Put Option Agreement (Secured Subordinated Promissory Note), incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.113
Exhibit B to Put Option Agreement (Secured Subordinated Security Agreement), incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.114
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

10.115
Employment Agreement between Air T, Inc. and Tracy Kennedy, dated as of October 16, 2024, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2024 (Commission File No. 001-35476).

10.116
Amendment No. 1 to Credit Agreement and Other Loan Documents dated as of January 21, 2025 by and among AirCo, LLC, a North Carolina limited liability company, AirCo 2, LLC, a Kansas limited liability company, Air’Zona Aircraft Services, Inc., an Arizona corporation, AirCo Services, LLC, a North Carolina limited liability company, CSA Air, Inc., a North Carolina corporation, Global Ground Support, LLC, a North Carolina limited liability company, Jet Yard, LLC, an Arizona limited liability company, Jet Yard Solutions, LLC, an Arizona limited liability company, Mountain Air Cargo, Inc., a North Carolina corporation, Stratus Aero Partners LLC, a Delaware limited liability company, Worldwide Aircraft Services, Inc., a Kansas corporation, and Worthington Aviation, LLC, a North Carolina limited liability company, as Borrowers, Air T, Inc. as Loan Party Agent and Alerus Financial, National Association, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 22, 2025 (Commission file No. 001-35476).

10.117
Form of Amendment No. 2 to Credit Agreement and Consent dated February 21, 2025 entered into by and among AirCo, LLC, a North Carolina limited liability company, AirCo 2, LLC, a Kansas limited liability company, Air’Zona Aircraft Services, Inc., an Arizona corporation, AirCo Services, LLC, a North Carolina limited liability company, CSA Air, Inc., a North Carolina corporation, Global Ground Support, LLC, a North Carolina limited liability company, Jet Yard, LLC, an Arizona limited liability company, Jet Yard Solutions, LLC, an Arizona limited liability company, Mountain Air Cargo, Inc., a North Carolina corporation, Stratus Aero Partners LLC, a Delaware limited liability company, Worldwide Aircraft Services, Inc., a Kansas corporation, and Worthington Aviation, LLC, a North Carolina limited liability company, as Borrowers, Air T, Inc. as Loan Party Agent and Alerus Financial, National Association, without exhibits or schedules, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 26, 2025 (Commission File No. 001-35476).

10.118
Amendment No. 3 to Credit Agreement by and among AirCo, LLC, AirCo 2, LLC, Air’Zona Aircraft Services, Inc., AirCo Services, LLC, CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Stratus Aero Partners, LLC, Worldwide Aircraft Services, Inc., and Worthington Aviation, LLC and Alerus Financial, National Association effective March 31, 2025, incorporate by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 4, 2025 (Commission File No. 001-35476).

10.119
Form of Revolving Credit Note by the Borrowers executed August 29, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.120
$14,000,000 Amended and Restated Revolving Credit Note to Alerus Financial, National Association dated March 31, 2025, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 4, 2025 (Commission File No. 001-35476).

10.121
Form of Term Note A by the Borrowers executed August 29, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.122
Form of Term Note B by the Borrowers executed August 29, 2024, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.123
Form of Security Agreement by the Borrowers in favor of Alerus Financial executed August 29, 2024, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.124
Form of Pledge Agreement by Air T, Inc. in favor of Alerus Financial executed August 29, 2024, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.125	Form of Guaranty of Air T, Inc. executed August 29, 2024, incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.126
Aircraft Sale and Purchase Agreement between CASP Leasing I, LLC and Aurick One Limited dated August 29, 2024 – Aircraft #1, incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K Filed September 5, 2025 (Commission File No. 001-35476).*

10.127
Aircraft Sale and Purchase Agreement between CASP Leasing I, LLC and Aurick One Limited dated August 29, 2024-Aircraft #2, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 5, 2024 (Commission File No. 001-35476).*

10.128
Form of Aircraft Lease Agreement between CASP Leasing I, LLC and Electra Airways OOD – Aircraft #1, incorporate by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 5, 2024 (Commission File No. 001-35476).*

10.129
Form of Aircraft Lease Agreement between CASP Leasing I, LLC and Electra Airways OOD – Aircraft #2, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 5, 2024 (Commission File No. 001-35476).*

10.130
Term Note J by Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and CASP Leasing I, LLC dated September 12, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission File No. 001-35476).

10.131
Credit Agreement by and among Mountain Air Cargo, Inc., a North Carolina corporation and Bank of America, N.A., executed August 29, 2024, without exhibits or schedules, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2025 (Commission File No. 001-35476).

10.132
Form of Acknowledgment and Agreement by Air T, Inc. to Alerus Financial, National Association executed February 21, 2025, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 26, 2025 (Commission File No. 001-35476).

10.133
$3,000,000 Overline Note to Alerus Financial, National Association dated March 31, 2025, incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 4, 2025 (Commission File No. 001-35476).

10.134
$1,050,000 Term Note C to Alerus Financial, National Association dated May 15, 2025, incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 21, 2025 (Commission File No. 001-35476).

10.135
Amendment No. 4 to Credit Agreement and Consent by and among Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Worldwide Aircraft Services, Inc., Worthington Aviation, LLC, Royal Aircraft Services, LLC, Air T, Inc. and Alerus Financial, National Association effective May 15, 2025, without schedules, incorporate by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 21, 2025 (Commission File No. 01-35476).

10.136
Third Note Purchase Agreement among Air T, Inc., AAM 24-1, LLC, Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Trust, dated May 30, 2025, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 2, 2025 (Commission File No. 001-35476).

10.137
Form of Multiple Advance Senior Secured Note, dated May 30, 2025, incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K filed June 2, 2025 (Commission File No. 001-35476).

10.138
Form of Amended and Restated Pledge Agreement dated May 30, 2025, incorporate by reference to Exhibit 10.3 on the Company's Current Report on Form 8-K filed June 2, 2025 (Commission File No. 001-35476).

10.139
Form of Sale and Purchase Agreement between CASP Leasing I, LLC and FTAI Aircraft Leasing Ireland (2025) DAC dated June 19, 2025 (Airbus Model A-320-214), incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed June 25, 2025 (Commission File No. 001-35476)**

10.140
Form of Sale and Purchase Agreement between CASP Leasing I, LLC and FTAI Aircraft Leasing Ireland (2025) DAC dated June 19, 2025 (Airbus Model A-321-111), incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8_ filed June 25, 2025 (Commission File No. 001-35476)**

19.1	Insider Trading Policy (filed herewith)

21.1	List of subsidiaries of the Company (filed herewith)

22.1	List of Issuers and Guarantors (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (filed herewith)

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

* Management compensatory plan or arrangement required to be filed as an exhibit to this report.
** Pursuant to SEC rules, certain information has been omitted from this exhibit as private or confidential.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 27, 2025    AIR T, INC.

By:	/s/ Nick Swenson
Nick Swenson, Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints Nick Swenson and Tracy Kennedy as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in, the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Nick Swenson
	Nick Swenson	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2025

By:	/s/ Tracy Kennedy
	Tracy Kennedy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 27, 2025

By:	/s/ Raymond Cabillot
	Raymond Cabillot	Director	June 27, 2025

By:	/s/ William R. Foudray
	William R. Foudray	Director	June 27, 2025

By:	/s/ Gary S. Kohler
	Gary S. Kohler	Director	June 27, 2025

By:	/ s/ Peter McClung
	Peter McClung	Director	June 27, 2025

By:	/s/ Travis Swenson
	Travis Swenson	Director	June 27, 2025

By:	/s/ Jamie Thingelstad
	Jamie Thingelstad	Director	June 27, 2025