Form 10-K/A
period 2025-03-31
AIR T INC
filed 2025-08-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

EXPLANATORY NOTE

Air T, Inc.. (“Air T” or the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on June 27, 2025 (the “Original Filing”), as set forth in this Annual Report on Form 10K/A Amendment No. 1 (this “Amendment”).

This Amendment is being filed solely to amend Item 8 in order to include an updated audit opinion of Deloitte & Touche LLP, our independent registered public accounting firm, to correct a clerical error in the descriptive header of the Critical Audit Matter section that was included in the Original Filing. There are no changes to our consolidated financial statements as set forth in the Original Filing.

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

Inventories, net - valuation of inventories - Refer to Notes 1 and 4 to the financial statements

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