Form 10-Q
period 2025-06-30
AIR T INC
filed 2025-08-13
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at July 31, 2025	2,702,639

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,
	2025	2024
Operating Revenues:
Overnight air cargo	$30,589	$30,383
Ground support equipment	15,070	7,354
Commercial aircraft, engines and parts	21,960	26,250
Digital solutions	2,096	1,678
Corporate and other	1,155	746
	70,870	66,411

Operating Expenses:
Overnight air cargo	25,899	25,709
Ground support equipment	12,303	6,533
Commercial aircraft, engines and parts	14,656	18,533
Digital solutions	836	556
Corporate and other	415	285
General and administrative	15,031	14,612
Depreciation and amortization	1,284	760
	70,424	66,988

Operating Income (Loss)	446	(577)

Non-operating (Expense) Income:
Interest expense	(2,314)	(1,946)
(Loss) Income from equity method investments	(19)	1,923
Earnout remeasurement income	402	20
Other	678	683
	(1,253)	680

(Loss) Income before income taxes	(807)	103

Income Tax (Benefit) Expense	(136)	71

Net (Loss) Income	(671)	32

Net Income Attributable to Non-controlling Interests	(965)	(367)

Net Loss Attributable to Air T, Inc. Stockholders	$(1,636)	$(335)

Loss per share (Note 6)
Basic	$(0.61)	$(0.12)
Diluted	$(0.61)	$(0.12)

Weighted Average Shares Outstanding:
Basic	$2,703	$2,761
Diluted	$2,703	$2,761
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(In Thousands)	2025	2024
Net (Loss) Income	$(671)	$32
Foreign currency translation gain (loss)	413	(50)
Reclassification of interest rate swaps into earnings	12	(203)
Redemption of non-controlling interest	—	146
Other	(243)	1
Total Other Comprehensive Gain (Loss)	182	(106)
Total Comprehensive Loss	(489)	(74)
Comprehensive Income Attributable to Non-controlling Interests	(965)	(367)
Comprehensive Loss Attributable to Air T, Inc. Stockholders	$(1,454)	$(441)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	June 30, 2025	March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$14,460	$5,932
Marketable securities	485	422
Restricted cash	513	575
Restricted investments	758	683
Accounts receivable, net of allowance for doubtful accounts of $1,422 and $1,338	24,633	23,917
Income tax receivable	1,016	681
Inventories, net	39,886	38,516
Prepaid expenses	3,811	3,103
Other current assets	7,371	4,678
Total Current Assets	92,933	78,507

Notes Receivable - Lendway, Inc. ("Lendway")	3,350	3,350
Notes Receivable - CAM	2,500	2,500
Assets on lease or held for lease, net of accumulated depreciation of $2,039 and $1,451	14,073	14,662
Property and equipment, net of accumulated depreciation of $9,635 and $9,240	20,116	20,285
Intangible assets, net of accumulated amortization of $6,841 and $6,330	10,438	10,020
Right-of-use ("ROU") assets	12,898	13,274
Equity method investments	19,900	19,003
Other assets	1,926	1,635
Goodwill	11,903	10,542
Total Assets	190,037	173,778

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	17,932	17,782
Accrued expenses and other (Note 4)	20,623	16,691
Current portion of long-term debt	6,080	9,099
Current portion of long-term debt - related party (Note 13)	1,431	1,282
Current portion of earnout liability	430	430
Short-term lease liability	2,555	2,377
Total Current Liabilities	49,051	47,661

Long-term debt	117,762	101,226
Long-term debt - related party (Note 13)	2,798	3,288
Deferred income tax liabilities, net	2,249	2,249
Long-term lease liability	11,293	11,843
Long-term earnout liability	706	1,109
Other non-current liabilities	886	866
Total Liabilities	184,745	168,242

Redeemable non-controlling interests	8,210	7,054

Commitments and contingencies (Note 17)

Deficit:
Air T, Inc. Stockholders' Deficit:
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,702,639 and 2,702,639 shares outstanding	758	758
Treasury stock, 327,606 shares at $19.55 and 327,606 shares at $19.55	(6,404)	(6,404)
Additional paid-in capital	987	947
Retained earnings	494	2,130
Accumulated other comprehensive loss	(465)	(647)
Total Air T, Inc. Stockholders' Deficit	(4,630)	(3,216)
Non-controlling Interests	1,712	1,698
Total Deficit	(2,918)	(1,518)
Total Liabilities and Deficit	$190,037	$173,778
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Three Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(671)	$32
Adjustments to reconcile Net (Loss) Income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,284	760
Loss (Income) from equity method investments	19	(1,923)
Other	440	642
Change in operating assets and liabilities:
Accounts receivable	(653)	50
Inventories	(1,356)	2,474
Accounts payable	133	(1,069)
Accrued expenses	3,817	(1,030)
Other current assets	(2,821)	504
Other	(1,287)	(327)
Net cash (used in) provided by operating activities	(1,095)	113
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(2,037)	—
Distribution from unconsolidated entities	848	2,324
Capital expenditures related to property & equipment	(231)	(339)
Acquisition of businesses, net cash acquired	(1,180)	—
Other	(124)	23
Net cash (used in) provided by investing activities	(2,724)	2,008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	35,966	30,620
Payments on lines of credit	(32,201)	(29,092)
Proceeds from term loan	10,850	—
Payments on term loan	(1,752)	(2,519)
Other	(286)	(300)
Net cash provided by (used in) financing activities	12,577	(1,291)
Effect of foreign currency exchange rates on cash and cash equivalents	(292)	32
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,466	862
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,757	7,843
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	15,223	8,705

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD:
Cash and cash equivalents	5,932
Restricted cash, current	575
Restricted cash, long-term(a)	250
Total cash and cash equivalents and restricted cash at beginning of period	6,757

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	14,460
Restricted cash, current	513
Restricted cash, long-term(a)	250
Total cash and cash equivalents and restricted cash at end of period	15,223

(a) Included in other assets on the consolidated balance sheets.

See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820

Net loss[1]	—	—	—	—	—	(335)	—	(5)	(340)

Repurchase of common stock	—	—	13	(301)	—	—	—	—	(301)

Stock option forfeiture (Note 17)	—	—	—	—	(25)	—	—	—	(25)

Stock compensation expense	—	—	—	—	42	—	—	—	42

Foreign currency translation loss[2]	—	—	—	—	—	—	(50)	—	(50)

Redemption of non-controlling interest	—	—	—	—	—	78	146	—	224

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	1	—	1

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(203)	—	(203)

Balance, June 30, 2024	3,030	$758	270	$(5,260)	$876	$7,935	$(186)	$1,045	$5,168

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	3,030	$758	328	$(6,404)	$947	$2,130	$(647)	$1,698	$(1,518)

Net income (loss)	—	—	—	—	—	(1,636)	—	52	(1,584)

Distributions to non-controlling interests	—	—	—	—	—	—	—	(38)	(38)

Stock compensation expense	—	—	—	—	40	—	—	—	40

Foreign currency translation gain[2]	—	—	—	—	—	—	413	—	413

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	5	—	5

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(248)	—	(248)

Balance, June 30, 2025	3,030	$758	328	$(6,404)	$987	$494	$(465)	$1,712	$(2,918)

(1) Excludes amount attributable to redeemable non-controlling interests in Contrail Aviation Support, LLC ("Contrail") and Shanwick B.V. ("Shanwick")
See notes to condensed consolidated financial statements.
(2) Cumulative translation adjustments were at a loss of $0.8 million as of March 31, 2024 and June 30, 2024, respectively, and a loss of $0.4 million and a gain of $54.0 thousand as of March 31, 2025 and June 30, 2025, respectively.

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2025. The unaudited results of operations for the period ended June 30, 2025 are not necessarily indicative of the operating results for the full year.
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

2.    Acquisitions

On May 15, 2025, Mountain Air Cargo, Inc. (“MAC”), a wholly-owned subsidiary of Air T, Inc., completed the acquisition of Royal Aircraft Services, LLC, a privately-held aircraft maintenance and repair company based in Hagerstown, Maryland for a purchase price of $1.2 million, net of cash acquired. The assets and liabilities of Royal were recorded at their estimated fair values at the date of acquisition and were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statement. The acquired business is included in Overnight Air Cargo segment.

3.    Revenue Recognition
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
The following is a description of the Company’s performance obligations as of June 30, 2025:

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

For cloud hosted software, the Company enters into service contracts which provides access to the software and customer support services. A performance obligation is created when the Company agrees to provide a particular service to a customer. For software access, revenue is recognized ratably over time for the daily performance obligation related to the customer's access to the cloud hosted software. For support services, revenue is recognized over time for the hourly performance obligation provided to the customer. Generally, subscription terms range from three years to five years. Software access is usually billed monthly and support services are billed upon completion.

Leasing Revenue	Leasing revenue is recognized in accordance with ASC Topic 842. Refer to Note 11 for further details regarding the Company's leasing revenue.
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended June 30,
	2025	2024
Product Sales
Overnight air cargo	$12,476	$9,699
Ground support equipment	14,337	7,128
Commercial aircraft, engines and parts	17,760	23,619
Corporate and other	167	119
Support Services
Overnight air cargo	17,992	20,658
Ground support equipment	419	166
Commercial aircraft, engines and parts	2,242	2,199
Corporate and other	16	14
Leasing Revenue
Ground support equipment	—	15
Commercial aircraft, engines and parts	1,755	39
Corporate and other	455	464
Software Services
Digital Solutions	2,096	1,678
Other
Overnight air cargo	121	26
Ground support equipment	314	45
Commercial aircraft, engines and parts	203	393
Corporate and other	517	149

Total	$70,870	$66,411
See Note 15 for the Company's disaggregated revenues by geographic region and Note 16 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2025 and June 30, 2025 and the amount of contract liabilities that were recognized as revenue during the three-month period ended June 30, 2025 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2025 Recognized as Revenue
As of June 30, 2025	$7,781
As of April 1, 2025	$4,199
For the three months ended June 30, 2025		$(1,577)

4.     Accrued Expenses and Other

(In thousands)	June 30, 2025	March 31, 2025

Salaries, wages and related items	$6,477	$6,235
Profit sharing and bonus	827	2,980
Other Deposits	2,965	513
Deferred Income	4,816	3,686
Accrued insurance payable	2,949	1,336
Other	2,589	1,941
Total	$20,623	$16,691

5.    Income Taxes

During the three-month period ended June 30, 2025, the Company recorded $0.1 million in income tax benefit at an effective rate ("ETR") of 16.9%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2025 were the valuation allowance related to the Company’s U.S. consolidated group, Delphax Technologies, Inc. (“DTI”), and Delphax Solutions, Inc. ("DSI"), the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, and the benefit from the Foreign-Derived Intangible Income ("FDII") deduction.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which includes a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position, but does not expect the legislation to have a material impact on its financial statements. Because the law was enacted after the end of the first fiscal quarter, its effects are not reflected in the operating results for the three months ended June 30, 2025.

During the three-month period ended June 30, 2024, the Company recorded income tax expense of $71.0 thousand at an ETR of 68.9%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2024 were the valuation allowance related to the Company's U.S. consolidated group, DTI, Landing Gear Support Services PTE LTD ("LGSS"), DSI, and BCCM Advisors (Kenya) Limited (“BCCM Kenya”), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

6.    Net Loss Per Share
Basic loss per share has been calculated by dividing net loss attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted loss per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.
As of June 30, 2025, of the 199,000 options outstanding under the Air T's 2020 Omnibus Stock and Incentive Plan, none were exercisable.
The computation of basic and diluted loss per common share is as follows (in thousands, except for per share figures):

	Three Months Ended June 30,
	2025	2024
Net (loss) income	$(671)	$32
Net income attributable to non-controlling interests	(965)	(367)
Net loss attributable to Air T, Inc. Stockholders	$(1,636)	$(335)
Loss per share:
Basic	$(0.61)	$(0.12)
Diluted	$(0.61)	$(0.12)
Antidilutive shares excluded from computation of loss per share	—	—

Weighted Average Shares Outstanding:
Basic	2,703	2,761
Diluted	2,703	2,761

7.    Intangible Assets and Goodwill
Intangible assets as of June 30, 2025 and March 31, 2025 consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$880	$(582)	$298
Internally developed software	3,862	(1,261)	2,601
In-place lease and other intangibles	1,094	(485)	609
Customer relationships	8,588	(2,283)	6,305
Patents	1,139	(1,115)	24
Other	1,546	(1,115)	431
	17,109	(6,841)	10,268
In-process software	170	—	170
Intangible assets, total	$17,279	$(6,841)	$10,438

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$865	$(549)	$316
Internally developed software	3,658	(1,111)	2,547
In-place lease and other intangibles	1,094	(460)	634
Customer relationships	8,012	(2,007)	6,005
Patents	1,139	(1,114)	25
Other	1,512	(1,089)	423
	16,280	(6,330)	9,950
In-process software	70	—	70
Intangible assets, total	$16,350	$(6,330)	$10,020

The increase in customer relationships from March 31, 2025 to June 30, 2025 relates to the quarterly changes in foreign currency translation adjustments at Shanwick.
Based on the intangible assets recorded at June 30, 2025 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2026 (excluding the three months ended June 30, 2025)	$941
2027	1,199
2028	1,116
2029	1,028
2030	1,023
2031	1,022
Thereafter	3,939
$10,268
The carrying amount of goodwill as of June 30, 2025 and March 31, 2025 was $11.9 million and $10.5 million, respectively. The increase from the prior fiscal year end balance is attributable to the Royal acquisition within the overnight air cargo segment (as described in Note 2) of $1.0 million and the $0.3 million change in foreign currency translation adjustments related to the goodwill balance at Shanwick within the digital solutions segment. There was no impairment of goodwill during the three months ended June 30, 2025.
Goodwill for relevant segments and corporate and other, at original cost, consists of the following (in thousands):

	June 30, 2025	March 31, 2025
Overnight air cargo	$1,121	$76
Commercial aircraft, engines and parts	4,227	4,227
Digital solutions	6,555	6,239
Total reportable segment goodwill, at cost	11,903	10,542
Corporate and other	376	376
Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$11,903	$10,542

8.    Investments in Securities and Derivative Instruments
As part of the Company’s interest rate risk management strategy, the Company, from time to time, uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, the Company has entered into interest rate swaps designated as cash flow hedging instruments. As of June 30, 2025, all interest rate swaps previously designated as cash flow hedging instruments have been determined to no longer be effective hedges. For de-designated interest-rate swap contracts included in accumulated other comprehensive loss as of June 30, 2025, the Company is amortizing the fair value of the de-designated interest-rate swaps at the time of de-designation into earnings within interest expense on the condensed consolidated statement of income (loss) over the remaining term of originally hedged loans. Estimated net unrealized losses related to the interest rate swaps included in accumulated other comprehensive loss that will be reclassified into earnings within the next twelve months are immaterial.
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
The interest rate swaps are considered Level 2 fair value measurements. As of June 30, 2025 and March 31, 2025, the fair value of the interest-rate swap contracts was immaterial.

The Company may, from time to time, employ trading strategies designed to profit from market anomalies and opportunities it identifies. Management uses derivative financial instruments to execute those strategies, which may include options, and futures contracts. These derivative instruments are priced using publicly quoted market prices and are considered Level 1 fair value measurements. During the three months ended June 30, 2025 and 2024, gains and losses related to these derivative instruments were immaterial. These gains and losses are included within Corporate and other's operating expenses in the condensed consolidated statement of income (loss).

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

The Company's gross unrealized gains and losses on equity securities for the three months ended June 30, 2025 and 2024 were immaterial. These unrealized gains and losses are included within other income (loss) on the condensed consolidated statement of income (loss). As of June 30, 2025 and March 31, 2025, the fair value of these marketable equity securities was an asset of $1.2 million and $1.1 million, respectively, which is included within marketable securities and restricted investments in the condensed consolidated balance sheets.

9.    Equity Method Investments
Lendway, Inc. investment
The Company’s investment in Lendway (NASDAQ: LDWY), formerly Insignia Systems, Inc., is accounted for under the equity method of accounting. The Company elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 and pivoted the business towards specialty agricultural finance. On February 26, 2024, Lendway acquired Bloomia B.V. ("Bloomia"), marking its first investment in specialty agriculture and underscoring its strategy of targeting high-quality agricultural assets and enterprises. As of June 30, 2025, the Company owned 487,000 Lendway shares, representing approximately 27.5% of Lendway's outstanding shares.
On August 15, 2024, the Company entered into a delayed draw term loan with Lendway for up to $2.5 million with an interest rate of 8.0%. On September 27, 2024 the borrowing limit was increased to $3.5 million. On January 15, 2025 the borrowing limit was further increased to $3.8 million and as of March 31, 2025, $3.8 million has been drawn. All outstanding principal and accrued interest will become due and payable to the Company on the maturity date, which is the earlier of August 15, 2029 or by written demand of the Company after February 15, 2026. Prior to the maturity, Lendway may prepay any accrued interest or principal outstanding without penalty. As of June 30, 2025, $3.4 million of the principal balance remains outstanding and $0.2 million of interest has been accrued.
Cadillac Casting, Inc. investment
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million. The Company's net investment basis in CCI is $3.9 million as of June 30, 2025.
CCI and Lendway's combined summarized unaudited financial information for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$41,670	$45,757
Gross Profit	5,363	6,006
Operating income	1,685	1,206
Net income	$368	$1,102
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
CAM's HLBV net assets, including common interests and investor interests, was $37.3 million and $27.1 million as of June 30, 2025 and 2024, respectively. Additionally, contributions from and distributions to both Air T and MRC for the three months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended
	June 30, 2025	June 30, 2024
Contributions	$3,767	$—
Distributions	$2,515	$1,613
Investment balances for the Company's equity method investees as of June 30, 2025 and March 31, 2025 is as follows (in thousands):

Investment	June 30, 2025	March 31, 2025
Lendway	$858	$729
CCI	3,860	3,889
CAM	13,385	12,428
Other equity method investments	1,797	1,957
Total	$19,900	$19,003
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the condensed consolidated statements of income (loss), including basis difference adjustments, during the three months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended
Investment	June 30, 2025	June 30, 2024
Lendway	$123	$(290)
CCI	(29)	674
CAM	(251)	1,495
Other equity method investments	138	44
Total	$(19)	$1,923
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the three months ended June 30, 2025 and 2024, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Three Months Ended
Investment	June 30, 2025	June 30, 2024
Lendway	$—	$—
CCI	—	—
CAM	829	1,626
Other equity method investments	298	933
Total	$1,127	$2,559
10.    Inventories
Inventories consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Inventories:
Raw Materials	$7,275	$6,928
Work in process	3,078	2,342
Finished Goods	4,084	5,358
Aircraft parts	30,440	28,794
Total inventories	44,877	43,422
Reserves	(4,991)	(4,906)
Total inventories, net of reserves	$39,886	$38,516
11.     Lessor Arrangements
Equipment Leases

The Company leases equipment to third-parties, primarily through Contrail. Leases for aircraft and engines to aviation customers typically have terms ranging from 1 and 4 years under operating lease agreements. On August 26, 2024, Contrail executed the operating agreement for CASP Leasing 1, LLC ("CASP"), a newly-created and 95% owned subsidiary of Contrail. On August 29, 2024, CASP entered into two purchase agreements to acquire and subsequently lease two Airbus Model A321-111 aircraft. The lease term for these two leased assets ends December 31, 2027. For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the lease term. The Company depreciates the aircraft and engines on a straight-line basis over the assets' useful life from the acquisition date to an estimated residual value. During the three months ended June 30, 2025 and 2024, the Company recognized depreciation expense relating to equipment leases of $0.6 million and $0.1 million, respectively.

Future minimum rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. During the three months ended June 30, 2025, earned contingent rent on equipment leases totaled approximately $0.5 million. The Company had no contingent rent earned on equipment leases during the three months ended June 30, 2024. As of June 30, 2025, future minimum rental payments to be received under non-cancelable leases are as follows (in thousands):

Year ended March 31,
2026 (excluding the 3 months ended 06/30/2025)	$2,192
2027	3,361
2028	2,843
Thereafter	—
Total	$8,396

Subsequent to the financial statement period end date, as mentioned in Note 19 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on July 15, 2025, CASP completed the sale of the two Airbus Model A321-111 aircrafts, including associated engines, for over $18.0 million. Concurrently, CASP entered into assignment, assumption, and amendment agreements under the existing leases, effectively transferring the lessor’s rights and obligations to the purchaser. The amounts related to the transferred leases included in the future minimum rental payments to be received under non-cancelable leases schedule above are as follows: $2.1 million, $3.3 million, and $2.8 million for the years ended March 31, 2026 (excluding the 3 months ended June 30, 2025), 2027, and 2028, respectively.
Office leases

The Company, through its wholly-owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. Our contractual obligations for offices currently on lease can include termination and renewal options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise. The Company depreciates the assets on a straight-line basis over the assets' useful life. Depreciation expense relating to office leases was $0.1 million for the three months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2025, the Company recognized rental and other revenues related to operating lease payments of $0.5 million, of which variable lease payments were $0.2 million. During the three months ended June 30, 2024, the Company recognized rental and other revenues related to operating lease payments of $0.5 million, of which variable lease payments were $0.2 million. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of June 30, 2025:

Year ended March 31,
2026 (excluding the 3 months ended 06/30/2025)	$765
2027	990
2028	849
2029	774
2030	743
Thereafter	1,824
Total	$5,945

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
The components of lease cost for the three months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating lease cost	$841	$668
Short-term lease cost	279	294
Variable lease cost	246	226
Total lease cost	$1,366	$1,188
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of June 30, 2025 and March 31, 2025 were as follows (in thousands):

	June 30, 2025	March 31, 2025
Operating leases
Operating lease ROU assets	$12,898	$13,274
Operating lease liabilities	$13,848	$14,220

Weighted-average remaining lease term
Operating leases	10 years, 2 months	10 years, 3 months

Weighted-average discount rate
Operating leases	5.68%	5.67%

During the three months ended June 30, 2025, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $0.2 million.
The Company has an operating lease between entities under common control where the useful life of certain leasehold improvements exceeds the related lease term. As of June 30, 2025, the remaining lease term on the operating lease was 4 years, 5 months and the useful life of leasehold improvements that exceeded the lease term ranged from 4 years, 7 months to 4 years, 11 months. As of June 30, 2025, the unamortized balance of such leasehold improvements was $0.2 million.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of June 30, 2025 are as follows (in thousands):

Operating Leases
2026 (excluding the three months ended June 30, 2025)	$2,450
2027	3,065
2028	2,358
2029	1,750
2030	977
Thereafter	7,669
Total undiscounted lease payments	18,269
Interest	(4,421)
Total lease liabilities	$13,848

13.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at June 30, 2025 and March 31, 2025, respectively.

In connection with the acquisition of Royal on May 15, 2025, Air'Zona, CSA, GGS, MAC, WASI, Worthington, Jet Yard, and Jet Yard Solutions ("the Alerus Loan Parties") under the Revolving Credit Agreement with Alerus entered into Amendment No. 4 to Credit Agreement and Consent and Term Loan C with Alerus in the amount of $1.1 million. The purpose of the Amendment and Term Note was to provide a term loan to finance the full purchase price of the acquisition, to add Royal as an Alerus Loan Party to the Alerus credit agreement, as amended and to memorialize Alerus’ consent to the Royal acquisition. The new term loan matures May 15, 2030 and bears interest at the greater of 5.00% or the CME one-month term SOFR rate plus 2.25%. Monthly payments on Term Note C commenced June 15, 2025 and are equal to $12.5 thousand plus accrued interest. The term loan is secured by the terms of the Security Agreement dated as of August 29, 2024.

On May 30, 2025, the Company, along with AAM 24-1 (the "Issuer"), entered into new transaction documents with two Institutional Investors that replaced the Second Note Purchase Agreement ("Second NPA") transaction documents. Pursuant to the Third Note Purchase Agreement ("Third NPA") with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). For purposes of clarity and the avoidance of doubt, as of the closing date, the Institutional Investors advanced an additional $10.0 million to the Issuer and have collectively advanced under the Multiple Advance Note to the Issuer the aggregate amount of $40.0 million. Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third NPA, the Investors are obligated to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates:

September 30, 2025	$10.0 million
January 30, 2026	$10.0 million
May 30, 2026	$10.0 million
September 30, 2026	$10.0 million
January 30, 2027	$10.0 million
May 30, 2027	$10.0 million

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

The Issuer may prepay all or a portion of the outstanding principal and accrued but unpaid interest at any time, provided that (i) if the Issuer prepays all or any portion of the Multiple Advance Note within one year from the Issue Date, the Issuer is required to pay the Investors a prepayment premium equal 2.0% of the amount being prepaid, and (ii) if the Issuer prepays all or any portion of the Multiple Advance Note after the first anniversary of the Issue Date but on or prior to the second anniversary of the Issue Date, the Issuer is required to pay the Investors a prepayment premium equal to 1.0% of the amount being prepaid. If the Issuer elects to prepay a portion of the outstanding principal and accrued but unpaid interest, then in no event can such prepayment be for an amount less than $1.0 million.

The various equity interests that were assigned by the Company to the Issuer on or about the closing date of the original financings continue to serve as collateral for the repayment of the Multiple Advance Note as do all of the issued and outstanding capital stock of the Issuer owned by the Company, and the 320,000 Trust Preferred Securities, held by the Issuer.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries (other than related party obligations) as of June 30, 2025:

(In Thousands)	June 30, 2025	March 31, 2025	Maturity Date	Interest Rate	Unused commitments as of June 30, 2025	Type of Debt
Air T Debt

Debt - Trust Preferred Securities[1]	$35,450	$35,342	6/7/2049	8.00%		Recourse
Total	35,450	35,342

Alerus Loan Parties Debt
Revolver - Alerus	12,924	6,050	8/28/2026	Greater of 5.00% or 1-month SOFR + 2.00%	$1,076	Recourse
Overline Note - Alerus	—	—	10/31/2025	Greater of 5.00% or 1-month SOFR + 2.00%	3,000	Recourse
Term Note A - Alerus	9,444	9,827	8/15/2029	Greater of 5.00% or 1-month SOFR + 2.00%		Recourse
Term Note C - Alerus	1,038	—	5/15/2030	Greater of 5.00% or 1-month SOFR + 2.25%		Recourse
Total	23,406	15,877

Contrail Debt
Revolver - ONB	18	3,127	11/24/2025	1-month SOFR + 3.56%	24,982	Limited recourse[2]
Term Note J - ONB	8,125	8,750	9/12/2028	1-month SOFR + 3.86%		Limited recourse[2]
Total	8,143	11,877

Wolfe Lake Debt
Term Loan - Bridgewater	8,989	9,059	12/2/2031	3.65%		Non-recourse
Total	8,989	9,059

Air T Acquisition 22.1
Term Loan - Bridgewater	3,500	3,500	2/8/2027	4.00%		Non-recourse
Term Loan A - ING	1,231	1,298	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,172	1,082	5/1/2027	4.00%		Non-recourse
Total	5,903	5,880

WASI Debt
Promissory Note - Seller's Note	280	398	1/1/2026	6.00%		Non-recourse
Total	280	398

AAM 24-1 Debt
Promissory Notes - Honeywell	40,000	30,000	5/31/2035	8.50%		Non-recourse
Total	40,000	30,000

1 Does not include $13.0 million held by wholly-owned subsidiaries of the Company.
2 Includes Air T's guarantee of approximately $1.6 million.

MAC Debt
Term Loan - Bank of America, N.A.	2,242	2,271	2/21/2030	1-month SOFR + 0.11% + 1.75%	Non-recourse
Total	2,242	2,271

Total Debt	124,413	110,704

Unamortized Premiums and Debt Issuance Costs	(571)	(379)
Total Debt, net	$123,842	$110,325
At June 30, 2025, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
June 30, 2026	$6,080
June 30, 2027	22,212
June 30, 2028	4,599
June 30, 2029	2,736
June 30, 2030	5,869
Thereafter	82,917
124,413
Unamortized Premiums and Debt Issuance Costs	(571)
$123,842

Interest Expense, net - Net interest expense for the Company and its subsidiaries were as follows for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Air T	$711	$971
Jet Yard	—	18
Alerus Loan Parties	371	—
Contrail	309	358
AirCo 1	—	126
Wolfe Lake	83	60
Air T Acquisition 22.1	89	68
WASI	5	12
AAM 24-1	699	323
MAC	38	—
Other	9	10
Total	$2,314	$1,946
Cash paid for interest totaled $2.3 million during the three months ended June 30, 2025.

14.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased by the Company during the three months ended June 30, 2025.

15.    Geographical Information
Total tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States, are summarized in the following table as of June 30, 2025 and March 31, 2025 (in thousands):

	June 30, 2025	March 31, 2025
United States	$20,025	$20,422
Foreign	14,164	14,525
Total tangible long-lived assets, net	$34,189	$34,947

The net book value of tangible long-lived assets located within each individual foreign country at June 30, 2025 and March 31, 2025 is listed below (in thousands):

	June 30, 2025	March 31, 2025
Thailand	$221	$—
Bulgaria	13,853	14,435
Other	90	90
Total tangible long-lived assets, net	$14,164	$14,525

Total revenue, in and outside the United States, is summarized in the following table for the three months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating Revenues:
Overnight Air Cargo
United States	$29,246	$29,543
Foreign	1,343	840
Total Overnight Air Cargo	30,589	30,383
Commercial Aircraft, Engines and Parts
United States	13,502	18,460
Foreign	8,458	7,790
Total Commercial Aircraft, Engines and Parts	21,960	26,250
Ground Support Equipment
United States	14,693	5,798
Foreign	377	1,556
Total Ground Support Equipment	15,070	7,354
Digital Solutions
United States	490	395
Foreign	1,606	1,283
Total Digital Solutions	2,096	1,678
Corporate and Other
United States	1,136	728
Foreign	19	18
Total Corporate and Other	1,155	746

Total revenue	$70,870	$66,411

16.    Segment Information

Air T's portfolio of businesses are managed on a highly decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Air T views the business activities. The Company's chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer is ultimately responsible for significant capital allocation decisions and evaluating operating performance. In assessing performance for the Company's businesses, the chief operating decision maker ("CODM") reviews operating income and Adjusted EBITDA. Certain operating segments are aggregated into reportable segments.
Effective as of the fourth quarter of fiscal year 2025, the Company renamed the ground support equipment segment to ground support equipment and renamed the commercial jet engines and parts segment to commercial aircraft, engines and parts to better align the descriptions of the segments with their activities.
Additionally, the Company elected to separately disclose the digital solutions segment, as of the fourth quarter of fiscal year 2025, to align presentation in the financial statements with a key anticipated long-term growth area for the Company. Digital solutions was previously classified as part of insignificant business activities. As a result of this change, prior period segment information has been recast to conform to our current presentation in our financial statements

The Company's four business segments are as follows:

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

The cost and expense information presented below is based on the information regularly provided to the CODM. Further, asset information is not included in the information regularly provided to the CODM as it is not a key determining factor in the performance of the Company's reportable segments.

The Company also has a "Corporate and Other" category which includes unallocated Air T holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments in addition to revenues and expenses for non-reportable operating segments.

Segment data is summarized in the following tables (in thousands):

	Three Months Ended June 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$30,589	$21,960	$15,070	$2,096	$69,715
Intersegment revenue	862	468	—	—	1,330
	31,451	22,428	15,070	2,096	71,045
Reconciliation of revenue
Other revenue[1]					1,199
Elimination of intersegment revenue[2]					(1,374)
Total consolidated revenue					$70,870
Cost of sales:
Cost of sales from external sources	25,899	14,656	12,303	836
Intersegment operating expense	862	436	—	—
	26,761	15,092	12,303	836
Less:[3]
General and administrative	3,086	6,123	1,393	1,302	11,904
Other segment items[4]	138	757	36	208	1,139
Segment profit (loss)	1,466	456	1,338	(250)	3,010

Reconciliation of profit (loss)
Other revenue[1]					1,199
Other cost of sales[1]					(415)
Other expenses[1]					(1,118)
Interest expense					(2,314)
Loss from equity method investments					(19)
Other non-operating income					678
Earnout remeasurement					402
Other corporate expenses[5]					(2,375)
Elimination of intersegment profits					145
Loss before income taxes					$(807)

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $44.0 thousand for the three months ended June 30, 2025. After eliminations, Other revenue from third parties is $1.2 million for the three months ended June 30, 2025.
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

	Three Months Ended June 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$30,383	$26,250	$7,354	$1,678	$65,665
Intersegment revenue	—	364	—	—	364
	30,383	26,614	7,354	1,678	66,029
Reconciliation of revenue
Other revenue[1]					789
Elimination of intersegment revenue[2]					(407)
Total consolidated revenue					$66,411
Cost of sales:
Cost of sales from external sources	25,709	18,533	6,533	556
Intersegment operating expense	8	289	—	—
	25,717	18,822	6,533	556
Less:[3]
General and administrative	2,738	6,519	1,501	1,388	12,146
Other segment items[4]	97	191	95	198	581
Segment profit (loss)	1,831	1,082	(775)	(464)	1,674

Reconciliation of profit (loss)
Other revenue[1]					789
Other cost of sales[1]					(285)
Other expenses[1]					(907)
Interest expense					(1,946)
Income from equity method investments					1,923
Other non-operating income					683
Earnout remeasurement					20
Other corporate expenses[5]					(1,943)
Elimination of intersegment profits					95
Loss before income taxes					$103

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $43.0 thousand for the three months ended June 30, 2024. After eliminations, Other revenue from third parties is $0.7 million for the three months ended June 30, 2024.
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

	Three Months Ended June 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	$138	$757	$36	$207	$1,138	$146	$1,284
Capital Expenditures	65	166	—	—	231	—	231

	Three Months Ended June 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	$97	$190	$95	$198	$580	$180	$760
Capital Expenditures	191	62	54	—	307	32	339

Reconciliation of operating income (loss) and elimination of intersegment loss was as follows:
	Three Months Ended June 30, 2025
(in thousands)	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$1,466	$551	$1,338	$(250)	$3,105	$(2,659)	$—	$446
Intersegment operating (loss) income	—	(95)	—	—	(95)	(50)	145	—
Operating income (loss)	1,466	456	1,338	(250)	3,010	(2,709)	145	446

	Three Months Ended June 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$1,839	$1,095	$(775)	$(464)	$1,695	$(2,272)	$—	$(577)
Intersegment operating (loss) income	(8)	(13)	—	—	(21)	(74)	95	—
Operating income (loss)	1,831	1,082	(775)	(464)	1,674	(2,346)	95	(577)
17.    Commitments and Contingencies
Put/Call Options and Earnout

Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail, such options commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount valued at $1.1 million. Under the Redemption Agreement, the Seller is entitled to an annual earnout payment equal to 9.14% of Contrail's adjusted EBITDA over $7.0 million in each fiscal year beginning on March 31, 2025 and continuing through

March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate the earnout payments annually within 30 days following the completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. The earnout pursuant to the Redemption Agreement is a Level 3 fair value measurement that is valued at $1.1 million as of June 30, 2025. For the three months ended June 30, 2025, a loss has been recorded due to an decrease in fair value of $0.4 million and included as part of other non-operating income in the condensed consolidated statements of income (loss).
In connection with the Redemption Agreement, the parties agreed to certain technical amendments to the First Amended and Restated Operating Agreement of Contrail and entered into a new Put and Call Agreement with respect to the remaining 5% interest in Contrail held by the Seller. Pursuant to the new Put and Call Agreement, commencing April 1, 2026 and at any time thereafter, either Contrail or the Seller has the option to elect by written notice to purchase or sell all of the remaining 5% interest in Contrail held by the Seller. The purchase price for the 5% interest is equal to 5% of the Contrail Equity Value, which is defined as an amount equal to nine times the average Adjusted EBITDA of Contrail's most recent three completed fiscal years at the time an option notice is delivered. The purchase price for the 5% interest is to be paid in equal quarterly installments over a three-year period, together with interest at the then current 10-year Treasury bond yield plus 2.5% adjusted annually. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the greater of fair value on the date of the agreement, adjusted for allocable income and loss, or the redemption value at the end of each reporting period.

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

The Shanwick RNCI and Contrail RNCI are measured at the higher of their carrying value or their redemption value. As of June 30, 2025, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	Total
Beginning Balance as of April 1, 2025	$5,176	$1,878	$7,054
Distribution to non-controlling members	—	(4)	(4)
Net income attributable to non-controlling interests	117	57	174
Other comprehensive income attributable to the RNCI	248	—	248
Redemption value adjustments	67	671	738
Ending Balance as of June 30, 2025	$5,608	$2,602	$8,210

Crestone Asset Management, LLC and CJVII, LLC

For CAM's Investment Function, as described in Note 9, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of June 30,

2025, for its Investment Function, the Company has contributed $19.1 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series. The Company fulfilled its Investment Function initial commitment to CAM in fiscal year 2023.
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
2020 Omnibus Stock and Incentive Plan
On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Through June 30, 2025, options to purchase up to 348,000 shares have been granted under the Plan. The options vest annually over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point and are forfeited. On the preceding four vesting dates, June 30, 2025, 2024, 2023 and 2022, a total of 128,000 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. For the three months ended June 30, 2025 and June 30, 2024, 21,000 unvested shares and 8,000 unvested shares, respectively, were forfeited due to employee departures. No expense reversal from forfeiture of options due to employee departures was recorded during the three months ended June 30, 2025. For the three months ended June 30, 2025, total compensation cost recognized under the Plan was $40.0 thousand. As of June 30, 2025 there were 199,000 granted options that may become exercisable on future vesting dates under the Plan. No options were exercisable as of June 30, 2025.

18.     Guarantees

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

The maximum potential payments for nonfinancial guarantees were $4.4 million at June 30, 2025 and March 31, 2025. The carrying value of recorded liabilities related to nonfinancial guarantees was $0 at both June 30, 2025 and March 31, 2025.

19.     Subsequent Events

On July 15, 2025, CASP, a 95%-owned subsidiary of Contrail, completed the sale of two Airbus aircraft, including associated engines, for over $18.0 million. The purchaser was FTAI Aircraft Leasing Ireland (2025) DAC. Concurrently, CASP entered into assignment, assumption, and amendment agreements under the existing leases, effectively transferring the lessor’s rights and obligations to FTAI Aircraft Leasing Ireland (2025) DAC.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2025, to and including June 30, 2025 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (including the information presented therein under Risk Factors), as well other publicly available information.
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
Additionally, we elected to separately disclose the digital solutions segment to better align our financial statement presentation with a key anticipated long-term growth area for the Company. Digital solutions was previously classified as part of insignificant business activities. As a result of this change, prior period segment information has been recast to conform to our current presentation in our financial statements and related notes.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income and Adjusted EBITDA.

Results of Operations

First Quarter Fiscal 2026 Compared to First Quarter Fiscal 2025

Operating Revenue
Consolidated segment revenue for the three-month period ended June 30, 2025 increased by $4.1 million (6.2%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended June 30, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Overnight Air Cargo	$30,589	$30,383	$206	1%
Ground Support Equipment	15,070	7,354	7,716	105%
Commercial Aircraft, Engines and Parts	21,960	26,250	(4,290)	(16)%
Digital Solutions	2,096	1,678	418	25%
Segments total	69,715	65,665	4,050	6%
Revenues from the overnight air cargo segment for the three-month period ended June 30, 2025 was relatively flat compared to the first quarter of the prior fiscal year.
The ground support equipment segment contributed approximately $15.1 million and $7.4 million to the Company’s revenues for the three-month period ended June 30, 2025 and 2024 respectively, representing a $7.7 million (104.9%) increase in the current quarter. The increase was primarily driven by the higher number of deicing trucks sold in the current year's quarter compared to the prior year's comparable quarter. At June 30, 2025, the ground support equipment segment’s order backlog was $7.2 million compared to $9.9 million at June 30, 2024.

The commercial aircraft, engines and parts segment contributed $22.0 million of revenues in the quarter ended June 30, 2025 compared to $26.3 million in the comparable prior year quarter, which is a decrease of $4.3 million (16.3%). The decrease was primarily driven by lower component sales in the current quarter, partially offset by an increase in lease income resulting from two assets being on lease this quarter, compared to none in the same fiscal quarter of the prior year.
The digital solutions segment contributed $2.1 million of revenues in the quarter ended June 30, 2025 compared to $1.7 million in the prior year quarter, an increase of $0.4 million (25%). The increase is primarily due to increased software subscriptions driven by continued acquisition of new customers.

Operating expenses

Consolidated segment operating expenses for the three-month period ended June 30, 2025 increased by $2.4 million (4.6%) compared to the same quarter in the prior fiscal year.
Following is a table detailing operating expenses by segment during the three months ended June 30, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Overnight Air Cargo:
Operating expense	$25,899	$25,709	$190
Percentage of segment net sales	85%	85%
Ground Support Equipment:
Operating expense	12,303	6,533	5,770
Percentage of segment net sales	82%	89%
Commercial Aircraft, Engines and Parts:
Operating expense	14,656	18,533	(3,877)
Percentage of segment net sales	67%	71%
Digital Solutions:
Operating expense	836	556	280
Percentage of segment net sales	40%	33%
Segments total	53,694	51,331	2,363
Operating expenses from the overnight air cargo segment for the three-month period ended June 30, 2025 was relatively flat compared to the first quarter of the prior fiscal year.
The ground support equipment segment contributed approximately $12.3 million and $6.5 million to the Company's operating expenses for the three-month period ended June 30, 2025 and 2024, respectively, representing a $5.8 million (88.3%) increase in the current quarter. The increase was primarily attributable to increased costs incurred in connection with the higher sales noted in the segment revenue discussion above. The percentage increase in segment operating expenses was less than the percentage increase in segment revenue due to higher margins on the deicing trucks sold in the current quarter.
The commercial aircraft, engines and parts segment contributed $14.7 million and $18.5 million to the Company's operating expenses for the three-month period ended June 30, 2025 and 2024, respectively, representing a $3.9 million (20.9%) decrease in the current quarter. Lower component sales, coupled with lower profit margin on parts sold in the current quarter resulted in the decrease in operating expenses and percentage of segment net sales.
The digital solutions segment contributed $0.8 million of operating expenses in the quarter ended June 30, 2025 compared to $0.6 million in the prior year quarter, an increase of $0.3 million (50.4%). The increase was primarily due to an increase in headcount-related expenses to support the increased revenue from the continued acquisition of new customers.
General and administrative

	Three Months Ended June 30,		Change
	2025	2024
General and administrative	$15,031	$14,612	$419
Percentage of total net sales	21%	22%
General and administrative expenses for the three-month period ended June 30, 2025 were relatively flat compared to the first quarter of the prior fiscal year.
Non-operating income (expense)
Following is a table detailing non-operating income (expense) during the three months ended June 30, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Interest expense	$(2,314)	$(1,946)	$(368)
(Loss) Income from equity method investments	(19)	1,923	(1,942)
Earnout remeasurement income	402	20	382
Other	678	683	(5)
	$(1,253)	$680	$(1,933)
The Company had net non-operating loss of $1.3 million during the quarter ended June 30, 2025, compared to net non-operating income of $0.7 million in the prior year quarter. The non-operating loss in the current year was driven by a $0.4 million increase in interest expense and a net loss of $0.3 million in the current year compared to a net income of $1.9 million in the prior year allocated to the Company from equity method investments, as detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q.
Provision for Income Taxes
During the three-month period ended June 30, 2025, the Company recorded $0.1 million in income tax benefit at an ETR of 16.9%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2025 were the valuation allowance related to the Company's U.S. consolidated group, DTI, DSI, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico, and the benefit from the FDII deduction.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which includes a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position, but does not expect the legislation to have a material impact on its financial statements. Because the law was enacted after the end of the first fiscal quarter, its effects are not reflected in the operating results for the three months ended June 30, 2025.

During the three-month period ended June 30, 2024, the Company recorded income tax expense of $0.1 million at an ETR of 68.9%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2024 were the change in valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI, BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended June 30, 2025.
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
Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. We expect that issues caused by economic and business issues will continue beyond the current fiscal year. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025.
Liquidity and Capital Resources
As of June 30, 2025, the Company held approximately $15.0 million in cash and cash equivalents and restricted cash, of which, $0.4 million related to cash reserved for insurance claims payments of Space Age Insurance Company's ("SAIC"), a wholly-owned subsidiary of the Company. The Company also held $0.8 million in restricted investments held as statutory reserve of SAIC. The Company has an aggregate of approximately $29.1 million in available funds under its lines of credit as of June 30, 2025.
As of June 30, 2025, the Company’s working capital amounted to $43.9 million, a increase of $13.0 million compared to March 31, 2025 primarily driven by an increase in cash and cash equivalents of $8.5 million, a $1.4 million increase in inventory along with a $3.0 million decrease in short-term debt.
As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, in connection with the acquisition of Royal on May 15, 2025, the Alerus Loan Parties under the Revolving Credit Agreement with Alerus entered into Amendment No. 4 to Credit Agreement and Consent and Term Loan C with Alerus in the amount of $1.1 million. The purpose of the Amendment and Term Note was to provide a term loan to finance the full purchase price of the acquisition, to add Royal as a part of the Alerus Loan Parties to the Alerus credit agreement, as amended and to memorialize Alerus’ consent to the Royal acquisition. The new term loan matures May 15, 2030 and bears interest at the greater of five (5%) percent or the CME one-month term SOFR rate plus 2.25%. Monthly payments on Term Note C commence June 15, 2025 and are equal to $12.5 thousand plus accrued interest. The term loan is secured by the terms of the Security Agreement dated as of August 29, 2024.
As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on May 30, 2025, the Company, along with AAM 24-1 (the "Issuer"), entered into new transaction documents with the Institutional Investors that replaced the Second NPA transaction documents. Pursuant to the Third NPA with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). For purposes of clarity and the avoidance of doubt, as of the closing date, the Institutional Investors advanced an additional $10.0 million to the Issuer and have collectively advanced under the Multiple Advance Note to the Issuer the aggregate amount of $40.0 million. Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third Note Purchase Agreement, the Investors are obligated to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates (in thousands):

September 30, 2025	$10.0 million
January 30, 2026	$10.0 million
May 30, 2026	$10.0 million
September 30, 2026	$10.0 million
January 30, 2027	$10.0 million
May 30, 2027	$10.0 million
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

The various equity interests that were assigned by the Company to the Issuer on or about the closing date of the original financings continue to serve as collateral for the repayment of the Multiple Advance Note as does all of the issued and outstanding capital stock of the Issuer owned by the Company, and the 320,000 Trust Preferred Securities, held by the Issuer.

The Company believes that it has sufficient cash on hand and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows
Following is a table of changes in cash flow for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(1,095)	$113
Net cash (used in) provided by investing activities	(2,724)	2,008
Net cash provided by (used in) financing activities	12,577	(1,291)
Effect of foreign currency exchange rates on cash and cash equivalents	(292)	32
Net Increase in Cash and Cash Equivalents and Restricted Cash	$8,466	$862

Net cash used in operating activities was $1.1 million for the three-month period ended June 30, 2025 compared to net cash provided by operating activities of $0.1 million in the prior year three-month period, representing a decrease of $1.2 million. The decrease was primarily attributable to an unfavorable change in inventory of $3.8 million driven by higher sales within the commercial aircraft, engines and parts segment in the prior period. This is partially offset by a $1.6 million increase in net income after adjustments in the current year period compared to the prior year period, and $1.3 million higher customer deposits received in the current year period compared to prior year period.
Net cash used in investing activities for the three-month period ended June 30, 2025 was $2.7 million compared to net cash provided by investing activities of $2.0 million in the prior year period. The cash used in investing activities was primarily driven by investments in unconsolidated entities of $2.0 million in the current year period that did not occur in the prior year period, acquisition Royal of $1.2 million in addition to $1.5 million lower distributions received from unconsolidated entities in the current year period compared to the prior year period.

Net cash provided by financing activities for the three-month period ended June 30, 2025 was $12.6 million compared to net cash used in financing activities of $1.3 million in the prior year period. The cash provided by financing activities in the current year three-month period was primarily driven by $16.1 million more proceeds on the Company's term loans and revolving lines of credit. These changes were partially offset by $3.1 million more payments made on the Company's revolving lines of credit.

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

Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for certain assets that are on lease, as the Company believes this expense matches with the corresponding revenue earned on these leased assets.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended
	6/30/2025	6/30/2024
Operating income (loss)	$446	$(577)
Depreciation and amortization (excluding certain leased assets depreciation)[1]	702	760
Asset impairment, restructuring or impairment charges	40	378
Gain on sale of property and equipment	(1)	—
Securities issuance expenses	30	101
Share-based compensation	39	16
Severance expenses	—	179
Deal-sourcing expenses	210	—
Adjusted EBITDA	$1,466	$857
(1) Leased assets depreciation expense excluded was $0.6 million and $0 during the three months ended June 30, 2025 and June 30, 2024, respectively.

The table below provides Adjusted EBITDA by segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended
	6/30/2025	6/30/2024
Overnight Air Cargo	$1,613	$1,947
Ground Support Equipment	1,374	(511)
Commercial Aircraft, Engines and Parts	754	1,665
Digital Solutions	(86)	(312)
Segments total	$3,655	2,789
Corporate and Other	$(2,189)	(1,932)
Adjusted EBITDA	$1,466	$857

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

Distributions on the Trust Preferred Securities are payable to record holders at the annual rate of 8% of the stated $25.00 liquidation amount, payable quarterly in arrears on the 15th day of February, May, August, and November in each year. The Trust Preferred Securities issued by the Trust are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Air T. Air T guarantees the payment of distributions by Air T Funding and payments on liquidation of or redemption of the Trust Preferred Securities (subordinate to the right to payment of senior and subordinated debt of Air T, as defined in Note 13 of Notes to condensed Consolidated Financial Statements included under Part I, Item 1 of this report). If Air T Funding has insufficient funds to pay distributions on the Trust Preferred Securities (i.e., if Air T has failed to make required payments under the Junior Subordinated Debentures), a holder of the Trust Preferred Securities would have the right to institute a legal proceeding directly against Air T to enforce payment of such distributions.

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of June 30, 2025, there are $48.5 million in Trust Preferred Securities outstanding ($13.0 million held by the wholly-owned subsidiaries of the Company).

The Trust is a “finance subsidiary” of Air T within the meaning of Rule 3‑10 of Regulation S‑X under the Securities Act of 1933, as amended, and as a result Air T Funding does not file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2025. Our exposures to market risk have not changed materially since March 31, 2025.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2025. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)    On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. As of June 30, 2025, 752,228 shares may be repurchased pursuant to this program.
No shares were repurchased during the quarter ended June 30, 2025.

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
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

10.1
Bill of Sale - Airbus Model A321-111 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476). *

10.2
Bill of Sale - Airbus Model A320-214 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476). *

10.3
Acceptance Certificate - Airbus Model A321-111 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476).*

10.4
Acceptance Certificate - Airbus Model A320-214 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476).*

10.5
Assignment, Assumption and Amendment Agreement in respect of Airbus Model A321-111 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed July 18, 2025 (Commission File No 001-35476).*

10.6
Assignment, Assumption and Amendment Agreement in respect of Airbus Model A320-214 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed July 18, 2025 (Commission File No 001-35476).*

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101)
* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: August 13, 2025

/s/ Tracy Kennedy
Tracy Kennedy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)